Form 10-K405
period 1997-09-30
TIMBERLAND BANCORP INC
filed 1997-12-29
CIK 1046050

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended September 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number: 0-23333

                         TIMBERLAND BANCORP, INC.
------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

             Washington                                          91-1863696
---------------------------------------------                 ----------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
or organization)                                              I.D. Number)

624 Simpson Avenue, Hoquiam, Washington                             98550
---------------------------------------------                 ----------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:            (360) 533-4747
                                                              ---------------
Securities registered pursuant to Section 12(b) of the Act:         None
                                                              ---------------
Securities registered pursuant to Section 12(g) of the Act:
                                       Common Stock, par value $.01 per share
                                       --------------------------------------
                                                  (Title of Class)

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. YES   X      NO
                  -----       -----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendments to this Form 10-K.   X
                                -----

     The Registrant had no shares of capital stock outstanding on December 29, 1997.

                    DOCUMENTS INCORPORATED BY REFERENCE

                                   None

                                  PART I
Item 1.  Business
-----------------
General

     Timberland Bancorp, Inc. ("Company"), a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank, SSB ("Savings Bank") upon the Savings Bank's conversion from a Washington-chartered mutual to a Washington-chartered stock savings bank ("Conversion"). As of the filing date of this Annual Report on Form 10-K, the Conversion has not yet been consummated and the Company has no shares of capital stock issued and outstanding. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Savings Bank and its subsidiary.

     The Savings Bank was established in 1915 as "Southwest Washington Savings and Loan Association." In 1935, the Savings Bank converted from a state-chartered mutual savings and loan association to a federally chartered mutual savings and loan association, and in 1972, changed its name to "Timberland Federal Savings and Loan Association." In 1990, the Savings Bank converted to a federally chartered mutual savings bank under the name "Timberland Savings Bank, FSB." In 1991, the Savings Bank converted to a Washington-chartered mutual savings bank and adopted its current name. The Savings Bank's deposits are insured by the FDIC up to applicable legal limits under the Savings Association Insurance Fund ("SAIF"). The Savings Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1937. The Savings Bank is regulated by the Washington Department of Financial Institutions, Division of Banks ("Division") and the FDIC.

     The Savings Bank is a community oriented savings bank which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on real estate mortgage loans. Lending activities have been focused primarily on the origination of loans secured by one- to- four family residential dwellings, including an emphasis on construction and land development loans, as well as the origination of multi-family and commercial real estate loans. The Savings Bank actively originates adjustable rate residential mortgage loans that do not qualify for sale in the secondary market under Federal Home Loan Mortgage Corporation ("FHLMC") guidelines.

Market Area

     The Savings Bank considers Grays Harbor, Thurston, Pierce and King Counties and, to a lesser extent, adjoining Kitsap County as its primary market area. The Savings Bank conducts operations from its main office in Hoquiam (Grays Harbor County), three branch offices in Grays Harbor County (Aberdeen, Montesano and Ocean Shores), a branch office in King County (Auburn, opened in 1994), two branch offices in Pierce County (Edgewood, opened in 1980, and Puyallup, opened in 1996), a branch office in Thurston County (Lacey, opened in 1997) and a loan production office in Kitsap County (Port Orchard, opened in 1995). See "Item 2. Properties."

     Hoquiam, population approximately 9,000, is located in Grays Harbor County which is situated along Washington State's central Pacific coast. Hoquiam is located approximately 110 miles southwest of Seattle and 145 miles northwest of Portland, Oregon.

     The Savings Bank considers its primary market area to include three submarkets -- primarily rural Grays Harbor County with its historical dependence on the timber and fishing industries; Ocean Shores with its dependence on tourism and vacation home residents; and Pierce, King, Thurston and Kitsap Counties with their dependence on state government in Olympia, the state capital, and the aerospace and computer industries in the Seattle-Tacoma metropolitan area. Each of these markets present operating risks to the Savings Bank. The Savings Bank's recent expansion into Thurston, King and Kitsap Counties and recent opening of a second branch office in Pierce County represents the Savings Bank's strategy to diversify its primary market area to become less reliant on the economy of Grays Harbor County.

Selected Financial Data

     The following tables set forth certain information concerning the combined financial position and results of operations of the Company at the dates and for the periods indicated.

                                              At September 30,
                                 -----------------------------------------
                                 1993     1994     1995      1996     1997
                                 ----     ----     ----      ----     ----
                                             (In thousands)

SELECTED FINANCIAL CONDITION
 DATA:

Total assets. . . . . . . .   $139,233  $151,044  $177,761  $194,357  $211,553
Loans receivable and loans
 held-for-sale, net . . . .    106,259   121,558   156,523   176,495   187,027
Investment securities held-
 to-maturity. . . . . . . .      1,695     8,597     3,504        --        --
Investment securities
 available-for-sale . . . .      1,172     1,330     1,449     1,572     1,586
Mortgage-backed securities
 held-to-maturity . . . . .      2,268     7,402     6,352     4,951     3,990
Cash and due from financial
 institutions . . . . . . .     24,122     7,360     4,860     5,055    11,446
Deposit accounts. . . . . .    125,404   128,669   143,084   156,549   173,003
FHLB advances . . . . . . .         --     5,753    14,958    14,354    12,241
Total capital . . . . . . .     13,005    15,638    18,653    21,329    24,645

                                               At September 30,
                                 -----------------------------------------
                                 1993     1994     1995      1996     1997
                                 ----     ----     ----      ----     ----
                                             (In thousands)
SELECTED OPERATING DATA:

Interest and dividend income   $11,220   $11,307   $14,454   $16,500   $17,948
Interest expense. . . . . .      4,938     4,715     6,360     7,629     8,386
                               -------   -------   -------   -------   -------
Net interest income . . . .      6,282     6,592     8,094     8,871     9,562
Provision for loan losses .        175        --        --        70       597
Net interest income after      -------   -------   -------   -------   -------
 provision for loan losses.      6,107     6,592     8,094     8,801     8,965

Gains from sale of loans. .        144       145        44        34       339
Noninterest income. . . . .        726       673       554       654       896
Noninterest expense . . . .      3,117     3,613     4,089     5,392     5,041

Income before income taxes.      3,860     3,797     4,603     4,097     5,159
Provision for income taxes.      1,241     1,163     1,603     1,419     1,830
                               -------   -------   -------   -------   -------
Net income. . . . . . . . .    $ 2,619   $ 2,634   $ 3,000   $ 2,678   $ 3,329
                               =======   =======   =======   =======   =======

                                               At September 30,
                                 -----------------------------------------
                                 1993     1994     1995      1996     1997
                                 ----     ----     ----      ----     ----
                                            (Dollars in thousands)
KEY FINANCIAL RATIOS:

Performance Ratios:
 Return on average assets(1)     1.99%    1.86%    1.82%     1.46%    1.62%
 Return on average equity(2)    22.11    18.27    17.44     13.21    14.39
 Interest rate spread(3). .      4.47     4.32     4.56      4.34     4.18
 Net interest margin(4) . .      4.97     4.78     5.08      4.97     4.84
 Average interest-earning
  assets to average
  interest-bearing
  liabilities . . . . . . .    113.09   113.41   113.05    114.76   115.60
 Noninterest expense as a
  percent of average total
  assets. . . . . . . . . .      2.37     2.55     2.49      2.93     2.46
 Efficiency ratio(5). . . .     44.68    48.76    47.04     56.82    49.42

Asset Quality Ratios:
 Nonaccrual and 90 days or
  more past due loans as a
  percent of loans receivable,
  net . . . . . . . . . . .      0.76     0.45     0.66      0.86     4.10(6)
 Nonperforming assets as a
  percent of total assets .      0.93     0.63     0.70      0.85     3.83(6)
 Allowance for losses as a
  percent of loans receivable,
  net . . . . . . . . . . .      1.07     0.92     0.71      0.64     0.92
 Allowance for losses as a
  percent of nonperforming
  loans . . . . . . . . . .    140.84   204.95   107.91     74.54    22.39
 Net charge-offs to average
  outstanding loans . . . .      0.01     0.02       --        --     0.01

Capital Ratios:
 Total equity-to-assets ratio    9.34    10.35    10.49     10.97    11.65
 Average equity to average
  assets(7) . . . . . . . .      9.01    10.16    10.45     11.02    11.28

------------------
(1)  Net income divided by average total assets.
(2)  Net income divided by average equity.
(3) Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(4) Net interest income (before provision for loan losses) as a percentage of average interest-earning assets.
(5) Other expenses (excluding federal income tax expense) divided by the sum of net interest income and noninterest income.
(6) Includes the four loans discussed under "-- Lending Activities -- Nonperforming Assets and Delinquencies" with aggregate outstanding balances of $5.8 million at September 30, 1997.
(7)  Average total equity divided by average total assets.

Lending Activities

     General. Historically, the principal lending activity of the Savings Bank has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to- four family residences and loans for the construction of one- to- four family residences. In recent years, the Savings Bank has increased its origination of loans secured by multi-family properties, construction and land development loans, land loans and commercial real estate loans. The Savings Bank's net loans receivable totalled approximately $187.0 million at September 30, 1997, representing approximately 88.4% of consolidated total assets and at that date construction and land development loans, land loans and loans secured by commercial and multi-family properties were $93.6 million, or 45.6%, of total loans.

     The Savings Bank's internal loan policy limits the maximum amount of loans to one borrower to 25% of its capital. At September 30, 1997, the maximum amount which the Savings Bank could have lent to any one borrower and the borrower's related entities was approximately $6.2 million under its policy. At September 30, 1997, the Savings Bank had no loans with an aggregate outstanding balance in excess of this amount. At that date, the Savings Bank had 20 borrowers or related borrowers with total loans outstanding in excess of $1.0 million. The largest amount outstanding to any one borrower and the borrower's related entities was approximately $2.9 million to developers for a condominium project, which was not performing according to its terms at September 30, 1997. See "-- Lending Activities -- Nonperforming Assets and Delinquencies."

     Loan Portfolio Analysis. The following table sets forth the composition of the Savings Bank's loan portfolio by type of loan as of the dates indicated.

                                            At September 30,
                        ------------------------------------------------------
                              1993              1994               1995
                        ----------------   ---------------   -----------------
                        Amount   Percent   Amount  Percent   Amount    Percent
                        ------   -------   ------  -------   ------    -------
                                       (Dollars in thousands)
Mortgage Loans:
 One- to- four
  family(1)(2). . .   $ 73,989    62.87%  $ 73,754   52.94% $ 93,582    53.03%
 Multi-family . . .      2,374     2.02      4,806    3.45    10,965     6.21
 Commercial . . . .     11,242     9.55     11,784    8.46    15,592     8.83
 Construction and
  land development.     23,202    19.72     40,113   28.79    42,752    24.23
 Land(2). . . . . .      2,277     1.94      4,118    2.96     6,118     3.47
  Total mortgage       -------   ------    -------  ------   -------   ------
   loans. . . . . .    113,034    96.10    134,575   96.60   169,009    95.77
Consumer Loans:
 Home equity and
  second mortgage .      2,596     2.21      2,853    2.05     5,201     2.95
 Other. . . . . . .      1,627     1.38      1,623    1.16     2,019     1.15
                       -------   ------    -------  ------   -------   ------
                         4,223     3.59      4,476    3.21     7,220     4.10
Commercial business
 loans. . . . . . .        366     0.31        268    0.19       232     0.13
                       -------   ------    -------  ------   -------   ------
    Total loans . .    117,673   100.00%   139,319  100.00%  176,461   100.00%
Less:                  -------   ======    -------  ======   -------   ======
 Undisbursed portion of
  loans in process.     (9,370)            (15,316)          (17,262)
 Unearned income. .       (906)             (1,299)           (1,554)
 Allowance for loan
  losses. . . . . .     (1,138)             (1,120)           (1,119)
 Market value adjustment
  of loans held-
  for-sale. . . . .         --                  (26)              (3)
                      --------             --------         --------
  Total loans receivable,
   net. . . . . . .   $106,259             $121,558         $156,523
                      ========             ========         ========

                                 At September 30,
                        ----------------------------------
                              1996              1997
                        ----------------   ---------------
                        Amount   Percent   Amount  Percent
                        ------   -------   ------  -------
                             (Dollars in thousands)
Mortgage Loans:
 One- to- four
  family(1)(2). . .   $ 95,978    48.51%  $100,127   48.76%
 Multi-family . . .     12,569     6.35     12,178    5.93
 Commercial . . . .     26,529    13.41     29,410   14.32
 Construction and
  land development.     47,140    23.83     45,031   21.93
 Land(2). . . . . .      6,115     3.09      6,937    3.38
  Total mortgage       -------   ------    -------  ------
   loans. . . . . .    188,331    95.19    193,683   94.32
Consumer Loans:
 Home equity and
  second mortgage .      6,576     3.32      8,142    3.97
 Other. . . . . . .      2,476     1.25      2,824    1.37
                       -------   ------    -------  ------
                         9,052     4.57     10,966    5.34
Commercial business
 loans. . . . . . .        476     0.24        964     .34
                       -------   ------    -------  ------
    Total loans . .    197,859   100.00%   205,343  100.00%
                       -------   ======    -------  ======
Less:
 Undisbursed portion of loans
  in process. . . .    (18,434)            (14,820)
 Unearned income. .     (1,708)             (1,761)
 Allowance for loan
  losses. . . . . .     (1,133)             (1,716)
 Market value adjustment
  of loans held-
  for-sale. . . . .        (89)                (19)
                      --------            --------
  Total loans receivable,
   net. . . . . . .   $176,495            $187,027
                      ========            ========

----------------
(1)  Includes loans held-for-sale.
(2) Includes real estate contracts totalling $1.7 million at September 30, 1997. See " -- Lending Activities -- Real Estate Contracts."

      Residential One- to- Four Family Lending. At September 30, 1997, $100.1 million, or 48.8%, of the Savings Bank's loan portfolio consisted of loans secured by one- to- four family residences.

     The Savings Bank originates both fixed-rate loans and adjustable-rate loans. Generally, 15- and 30-year fixed-rate loans are originated to meet the requirements for sale in the secondary market to the FHLMC, however, from time to time, a portion of these fixed-rate loans originated by the Savings Bank may be retained in the Savings Bank's loan portfolio to meet the Savings Bank's asset/liability management objectives. The Savings Bank has recently begun to utilize an automated underwriting program, which preliminarily qualifies a loan as conforming to FHLMC underwriting standards when the loan is originated. At September 30, 1997, $13.0 million, or 12.9%, of the Savings Bank's one- to- four family loan portfolio consisted of fixed rate one- to-four family mortgage loans.

     The Savings Bank also offers adjustable rate mortgage ("ARM") loans at rates and terms competitive with market conditions. All of the Savings Bank's ARM loans are retained in its loan portfolio and not with a view toward sale in the secondary market.

     The Savings Bank offers several ARM products which adjust annually after an initial period ranging from one to five years subject to a limitation on the annual increase of 2% and an overall limitation of 6%. These ARM products have utilized the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.875% to 3.500%. ARM loans held in the Savings Bank's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At September 30, 1997, $87.2 million, or 87.1%, of the Savings Bank's one- to- four family loan portfolio consisted of ARM loans.

     The material portion of the Savings Bank's ARM loans are "non-conforming" because they do not satisfy minimum loan amount requirements, acreage limits, or various other requirements imposed by the FHLMC. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy the FHLMC credit requirements because of personal and financial reasons (i.e., divorce, bankruptcy, length of time employed, etc.), and other aspects, which do not conform to the FHLMC's guidelines. Many of these borrowers have higher debt to income ratios, or the loans are secured by unique properties in rural markets for which there are no comparable sales of comparable properties to support value according to secondary market requirements. These loans are known as non-conforming loans and the Savings Bank may require additional collateral or lower loan-to-value ratios prior to the origination of the loan. The Savings Bank has historically found that its origination of these types of ARM loans has not resulted in a higher amount of nonperforming loans. Management of the Savings Bank attributes this low delinquency rate to its familiarity with its customers and its knowledge of its primary market area. In addition, the Savings Bank believes that these loans satisfy a need in its local market area. As a result, subject to market conditions, the Savings Bank intends to continue to originate such loans.

     The retention of ARM loans in the Savings Bank's loan portfolio helps reduce the Savings Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased interest to be paid by the customer due to increases in interest rates. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, because the ARM loans originated by the Savings Bank generally provide, as a marketing incentive, for initial rates of interest below the rates which would apply were the adjustment index used for pricing initially, these loans are subject to increased risks of default or delinquency. The Savings Bank attempts to reduce the potential for delinquencies and defaults on ARM loans by qualifying the borrower based on the borrower's ability to repay the ARM loan assuming that the maximum interest rate that could be charged at the first adjustment period remains constant during the loan term. Another consideration is that although ARM loans allow the Savings Bank to increase the sensitivity of its asset base due to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Savings Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Savings Bank's cost of funds.

     While fixed-rate, single-family residential mortgage loans are normally originated with 15 to 30 year terms, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all mortgage loans in the Savings Bank's loan portfolio contain due-on-sale clauses providing that the Savings Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan. Typically, the Savings Bank enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

     The Savings Bank requires fire and extended coverage casualty insurance (and on loans originated since 1994, if appropriate, generally requires flood insurance) be maintained on all of its real estate secured loans.

     The Savings Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or the purchase price. However, the Savings Bank usually obtains private mortgage insurance ("PMI") on the portion of the principal amount that exceeds 80% of the appraised value of the security property. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is generally 75% (70% for loans originated for sale in the secondary market to the FHLMC).

     Construction and Land Development Lending. Prompted by unfavorable economic conditions in its primary market area in 1980, the Savings Bank sought to establish a market niche and as a result initiated the origination of construction lending. In recent periods, construction lending activities have been primarily in the Pierce County and King County markets. Competition from other financial institutions has increased in recent periods and the Savings Bank expects that its margins on construction loans may be reduced in the future.

     The Savings Bank currently originates three types of residential construction loans: (i) speculative construction loans, (ii) custom construction loans and (iii) owner/builder loans. The Savings Bank initiated its construction lending with the origination of speculative construction loans. As a result, the Savings Bank began to establish contacts with the building community and increased the origination of custom construction and land development loans in rural market areas. The Savings Bank believes that its in-house computer system has enabled it to establish processing and disbursement procedures to meet the needs of these borrowers. To a lesser extent, the Savings Bank also originates construction loans for the development of multi-family and commercial properties. Subject to market conditions, the Savings Bank intends to continue to emphasize its residential construction lending activities.

     At September 30, 1997, the composition of the Savings Bank's construction and land development loan portfolio was as follows:

                                         Outstanding           Percent of
                                         Balance               Total
                                         -------               -----
                                      (In thousands)

Speculative construction. . . . . .      $18,841               41.8%
Custom and owner/builder construction     12,026               26.7
Multi-family. . . . . . . . . . . .        9,477               21.1
Land development. . . . . . . . . .        4,687               10.4
Commercial real estate. . . . . . .           --                 --
                                         -------             ------
  Total . . . . . . . . . . . . . .      $45,031             100.00%
                                         =======             ======

     Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Savings Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified. The Savings Bank lends to approximately 75 builders located in the Savings Bank's primary market area, each of which generally have three or four speculative loans outstanding from the Savings Bank during a 12 month period. Rather than originating lines of credit to home builders to construct several homes at once, the Savings Bank originates and underwrites a separate loan for each home. Speculative construction loans are originated for a term of 12 months, with fixed interest rates ranging from 9.5% to 10.0%, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property. During this 12 month period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. At September 30, 1997 speculative construction loans totalled $18.8 million, or 41.8%, of the total construction loan portfolio. At September 30, 1997, the Savings Bank had 9 borrowers each with aggregate outstanding speculative loan balances of more than $500,000, all of which were performing according to their respective terms and the largest of which amounted to $535,000.

     Unlike speculative construction loans, custom construction loans are made to home builders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home with the Savings Bank or another lender. Custom construction loans are generally originated for a term of 12 months, with fixed interest rates ranging from 9.0% to 9.5%, and with loan-to-value ratios of 80% of the appraised estimated value of the completed property or cost, whichever is less. During this 12 month period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance.

     Owner/builder construction loans are originated to the home owner rather than the home builder as a single loan that automatically converts to a permanent loan at the completion of construction. The construction phase of a owner/builder construction loan generally lasts six to nine months with fixed or adjustable interest rates ranging from 9.0% to 9.5%, and with loan-to-value ratios of 80% (or up to 95% with PMI) of the appraised estimated value of the completed property or cost, whichever is less. During this 12 month period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. At the completion of construction, the loan converts automatically to either a fixed-rate mortgage loan, which conforms to secondary market standards, or an ARM loan for retention in the Savings Bank's
portfolio.   At September 30, 1997, custom and owner/builder construction loans totalled $12.0 million, or 26.7%, of the total construction loan portfolio. At September 30, 1997, the largest outstanding custom construction loan had an outstanding balance of $330,000 and was performing according to its terms.

     The Savings Bank originates loans to local real estate developers with whom it has established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities)

(generally with ten to 50 lots). At September 30, 1997, subdivision development loans totalled $4.7 million, or 10.4% of construction and land development loans receivable. Land development loans are secured by a lien on the property and made for a period of two to five years with generally fixed interest rates, and are made with loan-to-value ratios not exceeding 75%. Monthly interest payments are required during the term of the loan. Land development loans are structured so that the Savings Bank is repaid in full upon the sale by the borrower of approximately 80% of the subdivision lots. Substantially all of the Savings Bank's land development loans are secured by property located in its primary market area. In addition, in the case of a corporate borrower, the Savings Bank also generally obtains personal guarantees from corporate principals and reviews of their personal financial statements. At September 30, 1997, the Savings Bank had $______ of no nonaccruing land development loans.

     Land development loans secured by land under development involve greater risks than one- to- four family residential mortgage loans because such loans are advanced upon the predicted future value of the developed property. If the estimate of such future value proves to be inaccurate, in the event of default and foreclosure the Savings Bank may be confronted with a property the value of which is insufficient to assure full repayment. The Savings Bank attempts to minimize this risk by limiting the maximum loan-to-value ratio on land loans to 75% of the estimated developed value of the secured property.

     To a lesser extent, the Savings Bank also provides construction financing for multi-family and commercial properties. At September 30, 1997, such construction loans amounted to $9.5 million. These loans are secured by motels, apartment buildings, condominiums, office buildings and retail rental space located in the Savings Bank's primary market area and typically range in amount from $300,000 to $600,000. Periodically, the Savings Bank purchases (without recourse to the seller other than for fraud) from other lenders participation interests in multi-family and commercial construction loans secured by properties located in the Savings Bank's primary market area. The Savings Bank underwrites such participation interests according to its own standards. At September 30, 1997, the largest participation interest had an outstanding balance of $2.6 million, which represented a 50% interest in a construction loan secured by a multi-family property located in Bremerton, Washington. The loan was performing according to its terms at September 30, 1997.

     All construction loans must be approved by the Savings Bank's Loan Committee. See "-- Lending Activities -- Loan Solicitation and Processing." Prior to preliminary approval of any construction loan application, an independent fee appraiser inspects the site and the Savings Bank reviews the existing or proposed improvements, identifies the market for the proposed project and analyzes the pro forma data and assumptions on the project. In the case of a speculative or custom construction loan, the Savings Bank reviews the experience and expertise of the builder. After preliminary approval has been given, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project. In the event of cost overruns, the Savings Bank requires that the borrower increase the funds available for construction by depositing its own funds into a loans in process account.

     Loan disbursements during the construction period are made to the builder based on a line item budget, which is assessed by periodic on-site inspections by qualified Savings Bank employees. For most builders, the Savings Bank disburses loan funds by providing vouchers to suppliers, which when used by the builder to purchase supplies are submitted by the supplier to the Savings Bank for payment.

     The Savings Bank regularly monitors the construction loan disbursements using an internal computer program. Property inspections are performed by Savings Bank personnel for properties located within the Savings Bank's primary market area and by independent inspectors for properties outside the primary market area. The Savings Bank believes that its internal monitoring system helps reduce many of the risks inherent in its construction lending.

     The Savings Bank originates construction loan applications through customer referrals, contacts in the business community and real estate brokers seeking financing for their clients.

     Construction lending affords the Savings Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Savings Bank may be required to advance funds beyond the amount originally committed to permit completion of the project.
If the estimate of value upon completion proves to be inaccurate, the Savings Bank may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder's ability to sell the property prior to the time that the construction loan is due. The Savings Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures, and monitoring practices. In addition, because the Savings Bank's construction lending is primarily secured by properties in its primary market area changes in the local and state economies and real estate markets could adversely affect the Savings Bank's construction loan portfolio.

     Real Estate Contracts. The Savings Bank purchases real estate contracts and deeds of trust from individuals who have privately sold their homes or property. These contracts are generally secured by one- to- four family properties, building lots and undeveloped land and range in principal amount from $10,000 to $200,000, but typically are in amounts between $20,000 and $40,000. Real estate contracts purchased by the Savings Bank are generally located within its primary market area. Prior to purchasing the real estate contract, the Savings Bank reviews the contract and analyzes and assesses the collateral for the loan, the down payment made by the borrower and the credit history on the loan. As of September 30, 1997, the Savings Bank had outstanding $1.7 million of real estate contracts.

     Multi-Family Lending. At September 30, 1997, the Savings Bank had $12.2 million, or 5.9% of the Savings Bank's total loan portfolio, secured by multi-family dwelling units (more than four units) located primarily in the Savings Bank's primary market area. Subject to market conditions, the Savings Bank intends to become a more active originator of multi-family loans within its primary market area. At September 30, 1997, approximately 41% of the Savings Bank's multi-family loans represent participation interests in loans, secured by properties located in the Savings Bank's primary market area, purchased from other lenders. Such participation interests are purchased without recourse to the seller other than for fraud. The Savings Bank underwrites such participation interests according to its own standards.

     Multi-family loans are generally originated with variable rates of interest equal to 3.25% over the one-year constant maturity U.S. Treasury Bill Index, with principal and interest payments fully amortizing over terms of up to 30 years. Multi-family loans generally range in principal balance from $300,000 to $3.6 million. At September 30, 1997, the largest multi-family loan was a purchased participation interest with an outstanding principal balance of $1.5 million and was secured by an apartment building located in the Savings Bank's primary market area. At September 30, 1997, this loan was performing according to its terms.

     The maximum loan-to-value ratio for multi-family loans is generally 75%. The Savings Bank requires its multi-family loan borrowers to submit financial statements and rent rolls on the subject property annually. The Savings Bank also inspects the subject property annually. The Savings Bank generally imposes a minimum debt coverage ratio of approximately 1.10 for loans secured by multi-family properties.

     Multi-family mortgage lending affords the Savings Bank an opportunity to receive interest at rates higher than those generally available from one- to-four family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to- four family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Savings Bank seeks to minimize these risks by strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. If the borrower is a corporation, the Savings Bank also generally obtains personal guarantees from corporate principals based on a review of personal financial statements.

     Commercial Real Estate Lending. Commercial real estate loans totalled $29.4 million, or 14.3% of total loans receivable at September 30, 1997, and consisted of 125 loans. The Savings Bank originates commercial real estate loans generally at variable interest rates and secured by properties, such as restaurants, motels, office buildings and retail/wholesale facilities, located in its primary market area. The principal balance of an average commercial real estate loan generally ranges between $100,000 and $2.0 million. At September 30, 1997, $2.9 million of commercial real estate loans were not performing according to terms. See "-- Lending Activities -- Nonperforming Assets and Delinquencies."

     The Savings Bank requires appraisals of all properties securing commercial real estate loans. Appraisals are performed by an independent appraiser designated by the Savings Bank, all of which are reviewed by management. The Savings Bank considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property. The Savings Bank generally imposes a minimum debt coverage ratio of approximately 1.10 for originated loans secured by income producing commercial properties. Loan-to-value ratios on commercial real estate loans are generally limited to 75%. The Savings Bank generally obtains loan guarantees from financially capable parties based on a review of personal financial statements.

     Commercial real estate lending affords the Savings Bank an opportunity to receive interest at rates higher than those generally available from one- to-four family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to- four family residential mortgage loans. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Savings Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio to 75% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.

     Land Lending. The Savings Bank occasionally originates loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to sell as improved lots. At September 30, 1997, the Savings Bank's land loan portfolio totalled $6.9 million and consisted of 163 loans. Land loans originated by the Savings Bank are generally fixed-rate loans and have maturities of five to ten years. Land loans generally range in principal amount from $40,000 to $60,000. The largest land loan had an outstanding balance of $297,000 at September 30, 1997 and was performing according to its terms.

     Loans secured by undeveloped land or improved lots involve greater risks than one- to- four family residential mortgage loans because such loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure the Savings Bank may be confronted with a property the value of which is insufficient to assure full repayment. The Savings Bank attempts to minimize this risk by limiting the maximum loan-to-value ratio on land loans to 75%.

     Consumer Lending. Consumer lending has traditionally been a small part of the Savings Bank's business. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. Consumer loans include home equity lines of credit, Title I home improvement loans, second mortgage loans, savings account loans, automobile loans, boat loans, motorcycle loans, recreational vehicle loans and unsecured loans. Consumer loans are made with both fixed and variable interest rates and with varying terms. At September 30, 1997, consumer loans amounted to $11.0 million, or 5.3% of the total loan portfolio.

     At September 30, 1997, the largest component of the consumer loan portfolio consisted of second mortgage loans and home equity lines of credit, which totalled $8.1 million, or 4.0%, of the total loan portfolio. Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others. The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property. The Savings Bank occasionally solicits these loans. The loan-to-value ratio is typically 80% or less, when taking into account both the first and second mortgage loans. Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 20 years. Home equity lines of credit are generally for a one year term and the interest rate is tied to the 26 week Treasury Bill plus 4.0%.

     In July 1997, the Savings Bank began issuing VISA credit cards to its existing customers. The Savings Bank does not engage in direct mailings of pre-approved credit cards.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. The Savings Bank believes that these risks are not as prevalent in the case of the Savings Bank's consumer loan portfolio because a large percentage of the portfolio consists of second mortgage loans and home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to- four family residential mortgage loans. Nevertheless, second mortgage loans and home equity lines of credit have greater credit risk than one- to- four family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Savings Bank.
At September 30, 1997, there were $2,000 of consumer loans delinquent in excess of 90 days.

Loan Maturity

     The following table sets forth certain information at September 30, 1997 regarding the dollar amount of loans maturing in the Savings Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                   After    After 5
                         One Year  3 Years  Years
                Within   Through   Through  Through   After
                One Year 3 Years   5 Years  10 Years  10 Years  Total
                -------- -------   -------  --------  --------  -----
                              (Dollars in thousands)

Mortgage loans:
 One- to- four
  family . . .  $   495  $   637  $  1,394  $  3,883  $93,718  $100,127
 Multi-family.       --       --       626     6,753    4,799    12,178
 Commercial. .       16      245       595    10,418   18,136    29,410
 Construction
  and land
  development(1) 23,171    7,979        17     1,227   12,637    45,031
 Land. . . . .      411    1,962     4,115       299      150     6,937
Consumer loans:
 Home equity and
  second mortgage 2,062      581     1,457     1,754    2,288     8,142
 Other . . . .    1,183      747       585       133      176     2,824
Commercial
 business loans      81       10       588        15       --       694
                -------  -------    ------   ------- --------  --------
   Total. . . .  27,419   12,161     9,377    24,482  131,904   205,343

Less:
 Undisbursed
  portion of
  loans in
  process . . .                                                 (14,820)

 Unearned income                                                 (1,761)
 Allowance for
  loan losses .                                                  (1,716)
 Market value
  adjustment on
  loans held-
  for-sale. . .                                                     (19)
   Loans                                                        -------
    receivable,
    net.  . . .                                                $187,027
                                                                =======
-------------------
(1) Includes construction/permanent that convert to a permanent mortgage loan once construction is completed.

     The following table sets forth the dollar amount of all loans due after September 30, 1998, which have fixed interest rates and have floating or adjustable interest rates.
                                Fixed       Floating or
                                Rates       Adjustable Rates       Total
                                -----       ----------------       -----
                                             (In thousands)
Mortgage loans:
One- to- four family. . .      $12,951           $87,176          $100,127
 Multi-family . . . . . .        5,405             6,773            12,178
 Commercial . . . . . . .        6,875            22,535            29,410
 Construction and land
  development . . . . . .       35,181             9,850            45,031
 Land . . . . . . . . . .        6,918                19             6,937
Consumer loans:
 Home equity and second
  mortgage. . . . . . . .        6,081             2,061             8,142
 Other. . . . . . . . . .        2,731                93             2,824
Commercial business loans          685                 9               694
                               -------          --------          --------
   Total. . . . . . . . .      $76,827          $128,516          $205,343
                               =======          ========          ========

     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Savings Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

     Loan Solicitation and Processing. Loan originations are obtained from a variety of sources, including walk-in customers, and referrals from builders and realtors. Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral generally is undertaken by an appraiser retained by the Savings Bank and certified by the State of Washington.

     Mortgage loan applications are initiated by loan officers and are required to be approved by the Savings Bank's Loan Committee, which consists of the Savings Bank's President, Executive Vice President and Vice President. All loans up to and including $300,000 may be approved by any two of the Savings Bank's President, Executive Vice President or Vice President, without Board approval. Loans in excess of $300,000, as well as loans of any size granted to a single borrower whose aggregate lending relationship exceeds $300,000, must be approved by the Savings Bank's Board of Directors.

     Loan Originations, Purchases and Sales. During the years ended September 30, 1996 and 1997, the Savings Bank's total gross loan originations were $76.5 million and $76.7 million, respectively. Periodically, the Savings Bank purchases participation interests in construction and land development loans and multi-family loans, secured by properties located in the Savings Bank's primary market area, from other lenders. Such purchases are underwritten to the Savings Bank's underwriting guidelines and are without recourse to the seller other than for fraud. See "-- Lending Activities -- Construction and Land Development Lending" and "-- Lending Activities -- Multi-Family Lending."

     Consistent with its asset/liability management strategy, the Savings Bank's policy has been to retain in its portfolio all of the ARM loans and generally originates fixed rate loans with a view toward sale in the secondary market to FHLMC; however, from time to time, a portion of fixed-rate loans may be retained in the Savings Bank's portfolio to meet its asset-liability objectives. Loans sold in the secondary market are generally sold on a servicing retained basis. At September 30, 1997, the Savings Bank's loan servicing portfolio totalled $54.3 million.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                            Year Ended September 30,
                                        ---------------------------------
                                        1995          1996           1997
                                        ----          ----           ----
                                            (Dollars in thousands)
Loans originated:
 Mortgage loans:
  One- to- four family  . . . . . .   $26,883       $24,512        $27,149
  Multi-family. . . . . . . . . . .       518         3,946          1,229
  Commercial. . . . . . . . . . . .     2,798        10,100          3,635
  Construction and land development    33,240        29,662         35,218
  Land. . . . . . . . . . . . . . .     2,876         2,590          2,644
 Consumer . . . . . . . . . . . . .     6,091         5,358          6,446
 Commercial business loans. . . . .        89           348            363
                                      -------       -------        -------
  Total loans originated. . . . . .    72,495        76,516         76,684

Loans purchased:
 Mortgage loans:
  One- to- four family. . . . . . .       704           367            163
  Multi-family. . . . . . . . . . .     3,318         1,163
  Commercial. . . . . . . . . . . .     1,091            --            546
  Construction. . . . . . . . . . .     3,050         4,300

  Land. . . . . . . . . . . . . . .       802            83            347
                                      -------       -------        -------
   Total loans purchased. . . . . .     8,965         5,913          1,056
     Total loans originated           -------       -------        -------
      and purchased . . . . . . . .    81,460        82,429         77,740

Loans sold:
  Total whole loans sold. . . . . .    (4,200)       (9,153)       (15,275)
  Participation loans . . . . . . .        --        (3,229)            --
                                      -------       -------        -------
  Total loans sold. . . . . . . . .    (4,200)      (12,382)       (15,275)

Mortgage loan principal repayments.   (40,118)      (48,649)       (54,981)

Increase (decrease) in other items,
 net. . . . . . . . . . . . . . . .    (2,177)       (1,426)         3,048
Net increase in loans receivable,     -------       -------        -------
 net. . . . . . . . . . . . . . . .   $34,965       $19,972        $10,532
                                      =======       =======        =======

     Loan Origination and Other Fees. The Savings Bank, in some instances, receives loan origination fees. Loan fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of fees charged by the Savings Bank is generally 1.0% to 2.0%. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Savings Bank had $1.6 million of net deferred mortgage loan fees at September 30, 1997.

     Nonperforming Assets and Delinquencies. The Savings Bank assesses late fees or penalty charges on delinquent loans of approximately 5% of the monthly loan payment amount. Substantially all fixed-rate and ARM loan payments are due on the first day of the month; however, the borrower is given a 15 day grace period to make the loan payment. When a mortgage loan borrower fails to make a required payment when due, the Savings Bank institutes collection procedures. The first notice is mailed to the borrower eight days after the date the payment is due and, if necessary, a second written notice is sent on the sixteenth day giving the borrower 15 days to respond and correct the delinquency. Attempts to contact the borrower by telephone generally begin upon the thirtieth day of delinquency. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. Before the 90th day of delinquency, attempts to interview the borrower, preferably in person, are made to establish (i) the cause of the delinquency,
(ii) whether the cause is temporary, (iii) the attitude of the borrower toward the debt, and (iv) a mutually satisfactory arrangement for curing the default.

     If the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted, foreclosure is initiated according to the terms of the security instrument and applicable law. Interest income on loans is reduced by the full amount of accrued and uncollected interest.

     When a consumer loan borrower fails to make a required payment on a consumer loan by the payment due date, the Savings Bank institutes the same collection procedures as for its mortgage loan borrowers.

     The Savings Bank's Board of Directors is informed monthly as to the status of all mortgage and consumer loans that are delinquent by more than 30 days, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Savings Bank.

     The following table sets forth information with respect to the Savings Bank's non performing assets at the dates indicated.

                                            At September 30,
                         -----------------------------------------------------
                         1993        1994         1995        1996       1997
                         ----        ----         ----        ----       ----
                                          (Dollars in thousands)
Loans accounted for
 on a nonaccrual basis:
 Mortgage loans:
  One- to- four family   $612        $392         $  646      $  735    $  776
  Commercial. . . . .      --          --             --          --     2,886
  Construction and land
   development. . . .     196         125            391         771     3,891
 Consumer loans . . .      --          30             --          14         2
 Commercial business
  loans . . . . . . .      --          --             --          --        --
                      -------     -------       --------    --------    ------
     Total. . . . . .     808         547          1,037       1,520     7,555

Accruing loans which are
 contractually past due
 90 days or more:
 Mortgage loans:
  Construction and land
   development. . . .      --          --             --          --       109
                      -------     -------       --------    --------    ------
      Total . . . . .      --          --             --          --       109
                      -------     -------       --------    --------    ------
Total of nonaccrual
 and 90 days past due
 loans. . . . . . . . $   808     $   547       $  1,037    $  1,520    $7,664

Real estate owned and
 other repossessed
 assets . . . . . . .     484         407            209         125       434
  Total nonperforming -------     -------       --------    --------    ------
   assets . . . . . .   1,292         954          1,246       1,645     8,098

Restructured loans. .      11          29            207         158        70

           (table continued, and footnotes located, on following page)

                                            At September 30,
                         -----------------------------------------------------
                         1993      1994       1995      1996      1997
                         ----      ----       ----      ----      ----
                                          (Dollars in thousands)
Nonaccrual and 90
 days or more past
 due loans as a
 percentage of loans
 receivable, net. . .   0.76%      0.45%     0.66%     0.86%    4.10%(3)

Nonaccrual and 90
 days or more past
 due loans as a
 percentage of
 total assets . . . .   0.58%      0.36%     0.58%     0.78%    3.62%(3)

Nonperforming
 assets as a
 percentage of
 total assets . . . .   0.93%      0.63%     0.70%     0.85%    3.83%(3)

Loans
 receivable,
 net(4) . . . . . . .$106,259  $121,558  $156,523  $176,495  $187,027
                     ========  ========  ========  ========  ========
Total assets. . . . .$139,233  $151,044  $177,761  $194,357  $211,553
                     ========  ========  ========  ========  ========

---------------------
(1) Includes two loans each with a balance of $1.4 million at September 30, 1997, as discussed below.
(2) Includes two loans with balances of $1.9 million and $1.0 million at September 30, 1997, as discussed below.
(3)  Includes the loans described in footnotes 1 and 2.
(4)  Includes loans held-for-sale.

     Additional interest income, which would have been recorded for the year ended September 30, 1997 had nonaccruing loans been current in accordance with their original terms, amounted to approximately $402,000. No interest income was included in the results of operations on such loans for the year ended September 30, 1997.

     The following is a discussion of the Savings Bank's major problem assets included in commercial and construction and land development loans at September 30, 1997:

     Convenience store/retail space and mini-storage, Kitsap County, Washington. The Savings Bank has two loans that were originated in 1996 on two separate properties: a convenience store combined with retail space and a 436 unit mini storage facility. The original loan amounts (before additional advances) were $1.4 million for the convenience store and retail space and $1.2 million for the mini-storage facility. The convenience store is being operated by the borrowers with the retail space currently in the lease up stage, with two of the six spaces occupied. The mini-storage facility is in the lease up stage with approximately 140 units leased. These loans are delinquent primarily because of a dispute between the two borrowers. At September 30, 1997, the loans were classified "special mention" by the Savings Bank. The borrowers have engaged a commercial real estate broker to market both properties. The Savings Bank has initiated foreclosure proceedings due to the delinquent status of the loans. Subsequent to September 30, 1997, the loans were classified "substandard." The Savings Bank does not expect to incur any material losses from these loans based on a recent evaluation of the properties which indicated a value of approximately $4.0 million. See "-- Lending Activities -- Asset Classification."

     Condominium loan, Southern King County, Washington. The Savings Bank has two loans for the construction and sale of a 61-unit condominium complex. The original loan amounts were $3.9 million and $1.7 million, respectively, and were originated in 1994 and 1996. At September 30, 1997, 30 units had been sold, 15 units were available-for-sale, and 16 units were in various stages of completion. The Savings Bank does not expect to incur any material losses from these loans based on a recent assessment of the real estate collateral that indicated a market value of approximately $3.6 million on a finished basis. At September 30, 1997, the loans were classified "substandard" by the Savings Bank. See "-- Lending Activities -- Asset Classification." See "-- Real Estate Owned" for events subsequent to September 30, 1997.

     Real Estate Owned. Real estate acquired by the Savings Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At September 30, 1997, the Savings Bank had $434,000 in real estate owned consisting primarily of one- to- four family properties.

     On October 29, 1997, the Savings Bank accepted a deed in lieu of foreclosure for the condominium loans described under "-- Lending Activities
-- Nonperforming Assets and Delinquencies."   The acceptance of the deed in
lieu of foreclosure reduced the balance of nonaccrual loans at September 30, 1997 by $2.9 million. The Savings Bank has ordered an independent appraisal of the condominium project to substantiate the market value of the condominium units. The Savings Bank has placed the condominium units for sale with a broker specializing in the marketing of condominium properties. Sixteen of the condominium units are in the final finishing stage. Taking into account the anticipated costs to finish these units, the Savings Bank does not expect to incur any material losses in connection with the disposition of the property based on a recent assessment of the property that indicated a market value of approximately $3.6 million on a finished basis. On December 17, 1997, the Savings Bank accepted earnest money agreements on three of the unsold condominium units at prices totaling $371,800, and a fourth offer has been countered by the Savings Bank.

     Restructured Loans. Under generally accepted accounting principles ("GAAP"), the Savings Bank is required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Savings Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Savings Bank would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in nonaccrual loans. The Savings Bank had $70,000 of restructured loans as of September 30, 1997, which consisted of two one- to-four family mortgage loans and one consumer loan.

     Asset Classification. Applicable regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets. When an insured institution classifies problem assets as loss, it charges off the balances of the asset. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. The Savings Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Division which can order the establishment of additional loss allowances.

     The aggregate amounts of the Savings Bank's classified assets (as determined by the Savings Bank), and of the Savings Bank's general loss allowances at the dates indicated, were as follows:

                                          At September 30,
                                   -------------------------------
                                   1995          1996         1997
                                   ----          ----         ----
                                            (In thousands)

Loss. . . . . . . . . . . . . .   $   --        $   --       $   --
Doubtful. . . . . . . . . . . .       --            --           --
Substandard assets(1) . . . . .    1,371         2,061        5,470
Special mention(1). . . . . . .       --            97        2,886

General loss allowances . . . .    1,119         1,133        1,716

------------------
(1) For further information concerning the increase in classified assets, see "-- Lending Activities -- Nonperforming Assets and Delinquencies."

     Allowance for Loan Losses. The Savings Bank has established a systematic methodology for the determination of provisions for loan losses that takes into consideration the need for an overall general valuation allowance.

     In originating loans, the Savings Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Savings Bank increases its allowance for loan losses by charging provisions for loan losses against the Savings Bank's income.

     The general valuation allowance is maintained to cover losses inherent in the loan portfolio. Management reviews the adequacy of the allowance at least quarterly based on management's assessment of current economic conditions, past loss and collection experience, and risk characteristics of the loan portfolio. A provision for losses is charged against income monthly to maintain the allowances.

     At September 30, 1997, the Savings Bank had a general allowance for loan losses of $1.7 million. Management believes that the amount maintained in the allowances will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

     While the Savings Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Savings Bank's loan portfolio, will not request the Savings Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Savings Bank's financial condition and results of operations.

     The following table sets forth an analysis of the Savings Bank's gross allowance for possible loan losses for the periods indicated.

                                      Year Ended September 30,
                               ----------------------------------------
                               1993     1994     1995     1996     1997
                               ----     ----     ----     ----     ----
                                      (Dollars in thousands)

Allowance at beginning of
 period. . . . . . . . . .   $  972   $ 1,138   $ 1,120  $ 1,119  $ 1,133
Provision for loan
 losses. . . . . . . . . .      175        --        --       70      596
Recoveries:
 Consumer loans:
  Automobile . . . . . . .        8        --        --       --       --
  Other. . . . . . . . . .       --        --        --       --        9
                             ------    ------    ------   ------   ------
   Total recoveries. . . .        8        --        --       --        9

Charge-offs:
 Mortgage loans:
  One- to- four family . .       10        --        --       --       19
  Home equity and second
   mortgage. . . . . . . .        6        18        --       --       --
  Other. . . . . . . . . .        1        --         1        1       --
                             ------    ------    ------   ------   ------
   Total charge-offs . . .       17        18         1        1       19
                             ------    ------    ------   ------   ------
   Net charge-offs . . . .        9        18         1        1       10
   Transfers . . . . . . .       --        --        --       55        3
     Balance at end of       ------    ------    ------   ------   ------
      period . . . . . . .   $1,138    $1,120    $1,119   $1,133   $1,716
                             ======    ======    ======   ======   ======

Allowance for loan losses
 as a percentage of total
 loans (net) outstanding
 at the end of the period.     1.07%     0.92%     0.71%    0.64%    0.92%

Net charge-offs as a percentage
 of average loans outstanding
 during the period . . . .     0.01%     0.02%       --%      --%    0.01%

Allowance for loan losses as
 a percentage of nonperforming
 loans at end of period. .   140.84%   204.75%   107.91%   74.54%   22.39%(1)

-----------------
(1) Includes the four loans discussed under "-- Lending Activities -- Nonperforming Assets and Delinquencies."


     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

                                                         At September 30,
                -----------------------------------------------------------------------------------------
                    1993              1994              1995             1996               1997
                ---------------- ------------------ ----------------- ----------------- -----------------
                       Percent          Percent            Percent           Percent          Percent
                       of Loans         of Loans           of Loans          of Loans         of Loans
                       in Category      in Category        in Category       in Category      in Category
                       to Total         to Total           to Total          to Total         to Total
                Amount Loans     Amount Loans       Amount Loans      Amount Loans     Amount Loans
                ------ -----     ------ -----       ------ -----      ------ -----     ------ -----
                                                     (Dollars in thousands)
Mortgage loans:
One- to-
 four family. $    --   62.88%  $  333   52.94%    $  278   53.03%    $  261   48.51%  $  311   48.76%
 Multi-family      --    2.02       77    3.45         81    6.21         83    6.35      149    5.93
 Commercial .      --    9.55      266    8.46        271    8.84        317   13.41      409   14.32
 Construction      --   19.72      240   28.79        337   24.23        316   23.83      646   21.93
 Land . . . .      --    1.94      158    2.96         98    3.47        102    3.09      138    3.38
Non-mortgage
 loans:
 Consumer loans    --    3.58       39    3.21         44    4.09         46    4.57       50    5.34
 Commercial
  business
  loans . . .      --    0.31        7    0.19         10    0.13          8    0.24       13    0.34
Unallocated .   1,138     N/A       --     N/A         --     N/A         --     N/A       --      --
  Total allowance
   for loan    ------  ------   ------  ------     ------   ------    ------  ------   ------  ------
   losses . .  $1,138  100.00%  $1,120  100.00%    $1,119   100.00%   $1,133  100.00%  $1,716  100.00%
               ======  ======   ======  ======     ======   ======    ======  ======   ======  ======

                                                       21

Investment Activities

     Under Washington law, savings banks are permitted to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, banker's acceptances, repurchase agreements, federal funds, commercial paper, investment grade corporate debt securities and obligations of States and their political sub-divisions.

     As of September 30, 1997, the Savings Bank's investment securities portfolio consisted entirely of mortgage-backed securities and FHLB-Seattle stock. At September 30, 1997, the Savings Bank's investment in FHLB-Seattle stock totalled $1.6 million. The market value of the Savings Bank's investment securities portfolio amounted to $11.2 million, $6.4 million and $5.6 million at September 30, 1995, 1996 and 1997, respectively.


     The following table sets forth the investment securities portfolio and carrying values at the dates indicated.

                                                           At September 30,
                               -------------------------------------------------------------------------
                                        1995                     1996                      1997
                               ----------------------    ----------------------   ----------------------
                               Amortized   Percent of    Amortized   Percent of   Amortized   Percent of
                               Cost(1)     Total         Cost(1)     Total        Cost(1)     Total
                               -------     -----         -------     -----        -------     -----
                                                        (Dollars in thousands)
Held-to-Maturity (at
 amortized cost):

 Debt Securities:
  U.S. Treasury obligations  $  2,504      22.15%       $    --          --%     $    --          --%
  U.S. Government agency
   obligations. . . . . . .     1,000       8.84             --          --           --          --
Mortgage-backed securities.     6,352      56.19          4,951       75.91        3,991       71.56
Investment certificates of
 deposit. . . . . . . . . .        --         --             --          --           --          --
Total held-to-maturity       --------     ------        -------      ------      -------      ------
 securities . . . . . . . .     9,856      87.18          4,951       75.91        3,991       71.56

Available-for-Sale (at
 market value):

Mortgage-backed securities.        --         --             --          --                       --
FHLB stock. . . . . . . . .     1,363      12.06%         1,470       22.54%       1,586       28.44
Other . . . . . . . . . . .        86       0.76            101        1.55           --          --
  Total available-for-sale
   securities . . . . . . .     1,449      12.82          1,571       24.09        1,586       28.44
                             --------     ------        -------      ------      -------      ------
Total portfolio . . . . . .  $ 11,305     100.00%       $ 6,522      100.00%     $ 5,577      100.00%
                             ========     ======        =======      ======      =======      ======

-----------------
(1)  The market value of the Savings Bank's investment portfolio amounted to $5.6 million as of September
     30, 1997, $6.4 million as of September 30, 1996 and $11.2 million as of September 30, 1995.  At
     September 30, 1997, the market values of the principal components of the Savings Bank's investment portfolio were:  $4.0 million in mortgage-backed securities and $1.6 million in FHLB stock.

                                                       23

     The following table sets forth the maturities and weighted average yields of the debt and mortgage-backed securities in the Savings Bank's investment securities portfolio at September 30, 1997.

                      Less Than    One to          Five to        Over Ten
                      One Year     Five Years      Ten Years      Years
                   -------------  -------------  -------------  ------------
                   Amount  Yield  Amount  Yield  Amount  Yield  Amount  Yield
                   ------  -----  ------  -----  ------  -----  ------  -----
                                    (Dollars in thousands)
Held-to-Maturity:

Mortgage-backed
 securities. . .  $   --     --%  $ 947   6.01%  $  --     --% $3,043    6.66%
Total held-to-    ------          -----          -----         ------
 maturity
 securities. . .  $   --          $ 947   6.01   $  --     --  $3,043    6.66
                  ------          -----          -----         ------
Available-for-Sale:

FHLB Stock . . .   1,586   8.00      --     --      --     --      --      --
Other. . . . . .      --     --      --     --      --     --      --      --
Total available-  ------   ----   -----   ----   -----   ----  ------    ----
 for-sale
 securities. . .   1,586   8.00      --     --      --     --      --      --
                  ------          -----          -----         ------
Total portfolio.  $1,586   8.00%  $ 947   6.01%  $  --     --% $3,043    6.66%
                  ======          =====          =====         ======

Deposit Activities and Other Sources of Funds

     General. Deposits and loan repayments are the major sources of the Savings Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Seattle may be used to compensate for reductions in the availability of funds from other sources. Presently, the Savings Bank has no other borrowing arrangements.

     Deposit Accounts. Substantially all of the Savings Bank's depositors are residents of Washington. Deposits are attracted from within the Savings Bank's market area through the offering of a broad selection of deposit instruments, including money market deposit accounts, regular savings accounts and certificates of deposit. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Savings Bank considers current market interest rates, profitability to the Savings Bank, matching deposit and loan products and its customer preferences and concerns. In recent periods, the Savings Bank has used deposit interest rate promotions in connection with the opening of new branch offices.

     The Savings Bank has recently adopted a strategy to extend the term of its liabilities in the form of longer term certificate accounts and maintain adequate liquidity levels to address its interest rate risk exposure. The implementation of such strategy, however, is not reflected in the Savings Bank's recent financial data as most of its liabilities are still in the form of short term certificate accounts.

     At September 30, 1997 the Savings Bank had $20.7 million of jumbo certificates of deposit, which includes $4.8 million in public unit funds. The Savings Bank does not solicit brokered deposits and believes that its jumbo certificates of deposit, which represented 12.0% of total deposits at September 30, 1997, present similar interest rate risk to its other deposit products.

     The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at September 30, 1997.

Weighted
Average                                                           Percentage
Interest                                                          of Total
Rate       Category                                  Amount       Deposits
----       --------                                  ------       --------
                                                 (In thousands)

--%        Non-Interest Bearing                       $5,164         2.99%
2.50       Negotiable order of withdrawal ("NOW")     19,587        11.32
            Checking

2.98       Passbook Savings                           26,269        15.18
3.96       Money Market Accounts                      14,424         8.34

           Certificates of Deposit(1)
           --------------------------

5.68       Maturing within 1 year                     76,284        44.09
6.10       Maturing after 1 year but within 2 years   22,350        12.92
6.08       Maturing after 2 years but within 5 years   5,737         3.32
6.63       Maturing after 5 years                        387          .22
--         Other Deposits                              2,801         1.62
4.58
                                                     -------       ------
                                                    $173,003       100.00%
                                                     =======       ======
----------------
(1)  Based on remaining maturity of certificates.

     The following table indicates the amount of the Savings Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 1997. Jumbo certificates of deposit have principal balances of $100,000 or more and the rates paid on such accounts are generally negotiable.

Maturity Period                                               Amount
---------------                                               ------
                                                         (In thousands)

Three months or less. . . . . . . . . . . . . . . . . .       $ 7,716
Over three through six months . . . . . . . . . . . . .         4,413
Over six through twelve months. . . . . . . . . . . . .         4,775
Over twelve months. . . . . . . . . . . . . . . . . . .         3,802
                                                              -------
    Total . . . . . . . . . . . . . . . . . . . . . . .       $20,706
                                                              =======

Deposit Flow

     The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Savings Bank at the dates indicated.

                                                           At September 30,
                             ------------------------------------------------------------------------------
                                    1995                     1996                        1997
                             ------------------  -----------------------------  ---------------------------
                                        Percent            Percent                      Percent
                                          of                  of    Increase              of     Increase
                             Amount     Total     Amount   Total    (Decrease)  Amount  Total    (Decrease)
                             ------     -----     ------   -----    ----------  ------  -----    ----------
                                                             (Dollars in thousands)

Non-interest-bearing. . .  $  3,116     2.18%   $  3,571    2.28%    $  455    $ 5,164   2.99%    $ 1,593
NOW checking. . . . . . .    17,525    12.25      18,003   11.50        478     19,587  11.32       1,584
Passbook savings accounts    25,553    17.86      25,400   16.22       (153)    26,269  15.18         869
Money market deposit. . .    12,734     8.90      13,364    8.54        630     14,424   8.34       1,060
Certificates of deposit which
 mature in the year ending:
Within 1 year . . . . . .    52,658    36.80      64,202   41.01     11,544     76,284  44.09      12,082
After 1 year, but within
 2 years. . . . . . . . .    19,434    13.58      18,737   11.97       (697)    22,350  12.92       3,613
After 2 years, but within
 5 years. . . . . . . . .     8,911     6.23       9,814    6.27        903      5,737   3.32      (4,077)
Certificates maturing
 thereafter . . . . . . .       844     0.59         579    0.37       (265)       387    .22        (192)

Other . . . . . . . . . .     2,309     1.61       2,879    1.84        570      2,801   1.62         (78)
                           --------   ------    --------  ------    -------   -------- ------     -------
     Total. . . . . . . .  $143,084   100.00%   $156,549  100.00%   $13,465   $173,003 100.00%    $16,454
                           ========   ======    ========  ======    =======   ======== ======     =======

Time Deposits by Rates

     The following table sets forth the time deposits in the Savings Bank classified by rates as of the dates indicated.

                                           At September 30,
                                     -------------------------------
                                     1995          1996         1997
                                     ----          ----         ----
                                             (In thousands)

2.00 - 3.99%. . . . . . . . . . .  $   346       $   171     $    153
4.00 - 4.99%. . . . . . . . . . .    3,220         6,802           --
5.00 - 5.99%. . . . . . . . . . .   39,921        53,278       79,205
6.00 - 6.99%. . . . . . . . . . .   31,473        26,914       20,351
7.00% and over. . . . . . . . . .    6,887         6,167        5,049
                                   -------       -------     --------
Total . . . . . . . . . . . . . .  $81,847       $93,332     $104,758
                                   =======       =======     ========

Time Deposits by Maturities

     The following table sets forth the amount and maturities of time deposits at September 30, 1997.

                                         Amount Due
                     -------------------------------------------------------
                                              After
                                   One to     Two to
                     Less Than     Two        Five      After
                     One Year      Years      Years     Five Years     Total
                     --------      -----      -----     ----------     -----
                                        (In thousands)

2.00 - 3.99%. . .     $  153      $    --     $   --      $  --      $    153
4.00 - 4.99%. . .         --           --         --         --            --
5.00 - 5.99%. . .      64,636      10,992      3,330        247        79,205
6.00 - 6.99%. . .      11,137       7,118      2,055         41        20,351
7.00% and over. .         358       4,240        352         99         5,049
                      -------     -------     ------      -----      --------
Total . . . . . .     $76,284     $22,350     $5,737      $ 387      $104,758
                      =======     =======     ======      =====      ========

Deposit Activities

     The following table sets forth the savings activities of the Savings Bank for the periods indicated.
                                        Year Ended September 30,
                                     -------------------------------
                                     1995          1996         1997
                                     ----          ----         ----
                                             (In thousands)

Beginning balance . . . . . . . .  $128,669      $143,084    $156,549
Net deposits before interest
 credited . . . . . . . . . . . .     8,719         6,516       8,938
Interest credited . . . . . . . .     5,696         6,949       7,516
Net increase in deposits. . . . .    14,415        13,465      16,454
                                   --------      --------    --------
Ending balance. . . . . . . . . .  $143,084      $156,549    $173,003
                                   ========      ========    ========

Borrowings

     Savings deposits are the primary source of funds for the Savings Bank's lending and investment activities and for general business purposes. The Savings Bank has the ability to use advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member of the FHLB-Seattle, the Savings Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 1997, the Savings Bank maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of $42.3 million, under which $12.2 million was outstanding.

     The following table sets forth certain information regarding short-term borrowings by the Savings Bank at the end of and during the periods indicated using monthly average balance:

                                                         At or For the
                                                     Year Ended September 30,
                                                     ------------------------
                                                       1996           1997
                                                       ----           ----
                                                      (Dollars in thousands)

Maximum amount of short-term FHLB
 advances at any month end. . . . . . . . . . .       $13,000       $16,500

Approximate average short-term FHLB
  advances outstanding. . . . . . . . . . . . . .       9,500         4,583

Approximate weighted average rate
 paid on short-term FHLB advances . . . . . . . .        5.57%         5.53%

Total short-term FHLB advances at
 end of period. . . . . . . . . . . . . . . . . .      12,000           500


                           REGULATION OF THE SAVINGS BANK

     General. As a state-chartered, federally insured savings bank, the Savings Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Savings Bank is regularly examined by the FDIC and the Division and files periodic reports concerning the Savings Bank's activities and financial condition with its regulators.
The Savings Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal law and the laws of Washington, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents.

     Federal and state banking laws and regulations govern all areas of the operation of the Savings Bank, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice. The respective primary federal regulators of the Company and the Savings Bank have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

     State Regulation and Supervision. As a state-chartered savings bank, the Savings Bank is subject to applicable provisions of Washington law and the regulations of the Division adopted thereunder. Washington law and regulations govern the Savings Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. Under state law, savings banks in Washington also generally have all of the powers that federal mutual savings banks have under federal laws and regulations.
The Savings Bank is subject to periodic examination and reporting requirements by and of the Division.

     Deposit Insurance. The FDIC insures deposits at the Savings Bank to the maximum extent permitted by law. The Savings Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital --"well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system under the Federal Deposit Insurance Act ("FDIA"), as discussed below. The FDIC is authorized to raise assessment rates in certain circumstances. The Savings Bank's assessments expensed for the year ended September 30, 1997, equaled $76,000.

     Pursuant to the Deposit Insurance Fund ("DIF") Act, which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Savings Bank, paying 0%. This assessment schedule is the same as that for the Bank Insurance Fund ("BIF"), which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980's to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately
 .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

     The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Savings Bank.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which could result in termination of the deposit insurance of the Savings Bank.

     Prompt Corrective Action. The FDIA requires each federal banking agency to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be: (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;"
(iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     The FDIA also provides that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. (The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

     An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of
Section 38 of the FDIA, which sets forth various mandatory and discretionary restrictions on its operations.

     At September 30, 1997, the Savings Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

     Standards for Safety and Soundness. The FDIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and
(vi) compensation, fees and benefits. The federal banking agencies recently adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement safety and soundness standards required by the FDIA. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The agencies also proposed asset quality and earnings standards which, if adopted in final, would be added to the Guidelines. Under the final regulations, if the FDIC determines that the Savings Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Savings Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIA. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Capital Requirements. The FDIC's minimum capital standards applicable to FDIC-regulated banks and savings banks require the most highly-rated institutions to meet a "Tier 1" leverage capital ratio of at least 3% of total assets. Tier 1 (or "core capital") consists of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments. All other banks must have a Tier 1 leverage ratio of at least 100-200 basis points above the 3% minimum. The FDIC capital regulations establish a minimum leverage ratio of not less than 4% for banks that are not the most highly rated or are anticipating or experiencing significant growth.

     The FDIC's capital regulations require higher capital levels for banks which exhibit more than a moderate degree of risk or exhibit other characteristics which necessitate that higher than minimum levels of capital be maintained. Any insured bank with a Tier 1 capital to total assets ratio of less than 2% is deemed to be operating in an unsafe and unsound condition pursuant to Section 8(a) of the FDIA unless the insured bank enters into a written

                                     30
PAGE
agreement, to which the FDIC is a party, to correct its capital deficiency. Insured banks operating with Tier 1 capital levels below 2% (and which have not entered into a written agreement) are subject to an insurance removal action. Insured banks operating with lower than the prescribed minimum capital levels generally will not receive approval of applications submitted to the FDIC. Also, inadequately capitalized state nonmember banks will be subject to such administrative action as the FDIC deems necessary.

     FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 or supplementary capital) to risk weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%. In determining the amount of risk- weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, adjustable-rate perpetual preferred stock, mandatory convertible securities, term subordinated debt, intermediate-term preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of Tier 1 capital. The FDIC includes in its evaluation of a bank's capital adequacy an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. However, no measurement framework for assessing the level of a bank's interest rate risk exposure has been codified. In the future, the FDIC will issue a proposed rule that would establish an explicit minimum capital charge for interest rate risk, based on the level of a bank's measured interest rate risk exposure.

     An undercapitalized, significantly undercapitalized, or critically undercapitalized institution is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. The plan must specify (i) the steps the institution will take to become adequately capitalized, (ii) the capital levels to be attained each year, (iii) how the institution will comply with any regulatory sanctions then in effect against the institution and (iv) the types and levels of activities in which the institution will engage. The banking agency may not accept a capital restoration plan unless the agency determines, among other things, that the plan "is based on realistic assumptions, and is likely to succeed in restoring the institution's capital" and "would not appreciably increase the risk...to which the institution is exposed." Under the FDIA, a bank holding company must guarantee that a subsidiary depository institution meet its capital restoration plan, subject to certain limitations. The obligation of a controlling bank holding company under the FDIA to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary's assets and the amount required to meet regulatory capital requirements.

     The FDIA provides that the appropriate federal regulatory agency must require an insured depository institution that is significantly undercapitalized or is undercapitalized and either fails to submit an acceptable capital restoration plan within the time period allowed or fails in any material respect to implement a capital restoration plan accepted by the appropriate federal banking agency to take one or more of the following actions: (i) sell enough shares, including voting shares, to become adequately capitalized; (ii) merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver; (iii) restrict certain transactions with banking affiliates as if the "sister bank" requirements of Section 23A of the Federal Reserve Act ("FRA") did not exist; (iv) otherwise restrict transactions with bank or non-bank affiliates; (v) restrict interest rates that the institution pays on deposits to "prevailing rates" in the institution's region; (vi) restrict asset growth or reduce total assets; (vii) alter, reduce or terminate activities; (viii) hold a new election of directors; (ix) dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized; (x) employ "qualified" senior executive officers; (xi) cease accepting deposits from correspondent depository institutions; (xii) divest certain non-depository affiliates which pose a danger to the institution; (xiii) be divested by a parent holding company; and (xiv) take any other action which the agency determines would better carry out the purposes of the Prompt Corrective Action provisions. See "-- Prompt Corrective Action."
                                     31

     The Division requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At September 30, 1997, the Savings Bank had a Tier 1 leverage capital ratio of 12.0% and net worth of 11.7% of total assets.

     The FDIC has adopted the Federal Financial Institutions Examination Council's recommendation regarding the adoption of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Specifically, the agencies determined that net unrealized holding gains or losses on available for sale debt and equity securities should not be included when calculating core and risk-based capital ratios.

     FDIC capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound, which are well-managed and have no material or significant financial weaknesses. The FDIC capital regulations state that, where the FDIC determines that the financial history or condition, including off-balance sheet risk, managerial resources and/or the future earnings prospects of a bank are not adequate and/or a bank has a significant volume of assets classified substandard, doubtful or loss or otherwise criticized, the FDIC may determine that the minimum adequate amount of capital or that bank is greater than the minimum standards established in the regulation.

     The Savings Bank's management believes that, under the current regulations, the Savings Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Savings Bank, such as a downturn in the economy in areas where the Savings Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Savings Bank to meet its capital requirements.

     The table below sets forth the Savings Bank's capital position relative to its FDIC capital requirements at September 30, 1997. The definitions of the terms used in the table are those provided in the capital regulations issued by the FDIC.

                                                   At September 30, 1997
                                            ----------------------------------
                                                           Percent of Adjusted
                                            Amount           Total Assets(1)
                                            ------         -------------------
                                                (Dollars in thousands)

Tier 1 (leverage) capital................. $24,645               12.01%
Tier 1 (leverage) capital requirement.....   8,205                4.00
                                           -------               -----
Excess.................................... $16,440                8.01%
                                           =======                ====

Tier 1 risk adjusted capital.............. $26,361               17.43%
Tier 1 risk adjusted capital requirement..   6,049                4.00
                                           -------               -----
Excess.................................... $20,312               13.43%
                                           =======                ====

Total risk-based capital.................. $26,361               17.43%
Total risk-based capital requirement......  12,099                8.00
                                           -------               -----
Excess.................................... $14,262                9.43%
                                           =======                ====
--------------------
(1) For the Tier 1 (leverage) capital and Washington regulatory capital calculations, percent of total average assets of $205.1 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $151.2 million.
(2) As a Washington-chartered savings bank, the Savings Bank is subject to the capital requirements of the FDIC and the Division. The FDIC requires state-chartered savings banks, including the Savings Bank, to have a minimum leverage ratio of Tier 1 capital to total assets of at least 3%, provided, however, that all institutions, other than those
        (i) receiving the highest rating during the examination process and
        (ii) not anticipating any significant growth, are required to maintain a ratio of 1% to 2% above the stated minimum, with an absolute total capital to risk-weighted assets of at least 8%. The Savings Bank has not been notified by the FDIC of any leverage capital requirement specifically applicable to it.

     Activities and Investments of Insured State-Chartered Banks. The FDIA generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

     Subject to certain regulatory exceptions, FDIC regulations provide that an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank or for which the FDIC has granted and exception must cease the impermissible activity.

     Environmental Issues Associated With Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), a federal statute, generally imposes strict liability on, among other things, all prior and present "owners and operators" of hazardous waste sites. However, the U.S. Congress created a safe harbor provision for secured creditors by providing that the term "owner and operator" excludes a person who, without participating in the management of the site, holds indicia of ownership primarily to protect its security interest in the site. Since the enactment of the CERCLA, this "secured creditor exemption" has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.

     In response to the uncertainty created by judicial interpretations, in April 1992, the United States Environmental Protection Agency ("EPA"), an agency within the Executive Branch of the government, promulgated a regulation clarifying when and how secured creditors could be liable for cleanup costs under the CERCLA. Generally, the regulation protected a secured creditor that acquired full title to collateral property through foreclosure as long as the creditor did not participate in the property's management before foreclosure and undertook certain due diligence efforts to divest itself of the property. However, in February 1994, the U.S. Court of Appeals for the District of Columbia Circuit held that the EPA lacked authority to promulgate such regulation on the grounds that Congress meant for decisions on liability under the CERCLA to be made by the courts and not the Executive Branch. In January 1995, the U.S. Supreme Court denied to review the U.S. Court of Appeal's decision. In light of this adverse court ruling, in October 1995 the EPA issued a statement entitled "Policy on CERCLA Enforcement Against Lenders and Government Entities that Acquire Property Involuntarily" explaining that as an enforcement policy, the EPA intended to apply as guidance the provisions of the EPA lender liability rule promulgated in 1992.

     To the extent that legal uncertainty exists in this area, all creditors, including the Savings Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

     Federal Reserve System. In 1980, Congress enacted legislation which imposed Federal Reserve requirements (under "Regulation D") on all depository institutions that maintain transaction accounts or nonpersonal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal

Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank. Under Regulation D, a bank must establish reserves equal to 3% of the first $49.3 million of transaction accounts and for amounts greater than $49.3 million, the reserve requirement is 10% of that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances are exempt from reserve requirements. The reserve requirement on nonpersonal time deposits with original maturities of less than 1-1/2 years is 0%. As of September 30, 1997, the Savings Bank met its reserve requirements.

     Affiliate Transactions. The Company and the Savings Bank will be legal entities separate and distinct. Various legal limitations restrict the Savings Bank from lending or otherwise supplying funds to the Company (an "affiliate"), generally limiting such transactions with the affiliate to 10% of the bank's capital and surplus and limiting all such transactions to 20% of the bank's capital and surplus. Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to the bank as those prevailing at the time for transactions with unaffiliated companies.

     Federally insured banks are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, such banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

     Community Reinvestment Act. Banks are also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"), which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. The Savings Bank received a "satisfactory" rating during its most recent CRA examination.

     Dividends. Dividends from the Savings Bank will constitute the major source of funds for dividends which may be paid by the Company. The amount of dividends payable by the Savings Bank to the Company will depend upon the Savings Bank's earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Washington law, the Savings Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (i) the amount required for liquidation accounts or (ii) the net worth requirements, if any, imposed by the Director of the Division. Dividends on the Savings Bank's capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of the Savings Bank, without the approval of the Director of the Division.

     The amount of dividends actually paid during any one period will be strongly affected by the Savings Bank's management policy of maintaining a strong capital position. Federal law further provides that no insured depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would be "undercapitalized," as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice.

                         REGULATION OF THE COMPANY

     General. The Company, as the sole shareholder of the Savings Bank upon consummation of the Conversion, will become a bank holding company and will register as such with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended ("BHCA"), and the regulations of the Federal Reserve. As a bank holding company, the Company will be required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require and will be subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

     Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (2) acquiring all or substantially all of the assets of another bank or bank holding company; or
(3) merging or consolidating with another bank holding company.

     Any direct or indirect acquisition by a bank holding company or its subsidiaries of more than 5% of the voting shares of, or substantially all of the assets of, any bank located outside of the state in which the operations of the bank holding company's banking subsidiaries are principally conducted, may not be approved by the Federal Reserve unless the laws of the state in which the bank to be acquired is located specifically authorize such an acquisition. Most states have authorized interstate bank acquisitions by out-of-state bank holding companies on either a regional or a national basis, and most such statutes require the home state of the acquiring bank holding company to have enacted a reciprocal statute. Washington law permits out-of-state bank holding companies to acquire banks or bank holding companies located in Washington so long as the laws of the state in which the acquiring bank holding company is located permit bank holding companies located in Washington to acquire banks or bank holding companies in the acquiror's state and the Washington bank sought to be acquired has been in existence for at least three years. Beginning September 30, 1995, federal law permits well capitalized and well managed bank holding companies to acquire control of an existing bank in any state.

     The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Under the BHCA, the Federal Reserve is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. The list of activities determined by regulation to be closely related to banking within the meaning of the BHCA includes, among other things: operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

     Interstate Banking. In September 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act"). The Interstate Banking Act permits adequately capitalized bank and savings bank holding companies to acquire control of banks and savings banks in any state beginning on September 29, 1995, one year after the effectiveness of the Interstate Banking Act. Washington adopted nationwide reciprocal interstate acquisition legislation in 1994.

     Such interstate acquisitions are subject to certain restrictions. States may require the bank or savings bank being acquired to have been in existence for a certain length of time, but not for more than five years. In addition, no bank or savings bank may acquire more than 10% of the insured deposits in the United States or more than 30% of the insured deposits in any one state, unless the state specifically legislated a higher deposit cap. States are free to legislate stricter deposit caps and, at present, 18 states have deposit caps lower than 30%.

     The Interstate Banking Act also provides for interstate branching. The McFadden Act of 1927 established state lines as the ultimate barrier to geographic expansion of a banking network by branching. The Interstate Banking Act withdraws these barriers, effective June 1, 1997, allowing interstate branching in all states, provided that a particular state has not specifically prohibited interstate branching by legislation prior to such time. Unlike interstate acquisitions, a state may prohibit interstate branching if it specifically elects to do so by June 1, 1997. States may choose to allow interstate branching prior to June 1, 1997 by opting-in to a group of states that permits these transactions. These states generally allow interstate branching via a merger of an out-of-state bank with an in-state bank, or on a de novo basis. Washington has enacted legislation permitting interstate branching transactions.

     It is anticipated that the Interstate Banking Act will increase competition within the market in which the Company and the Savings Bank operate, although the extent to which such competition will increase in such market or the timing of such increase cannot be predicted. In addition, there can be no assurance as to whether, or in what form, legislation may be enacted in Washington in reaction to the Interstate Banking Act or what impact such legislation or the Interstate Banking Act might have upon the Company and the Savings Bank.

     Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized" under the prompt corrective action regulations.

     Stock Repurchases. Bank holding companies, except for certain "well-capitalized" and highly rated bank holding companies, are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.

     Capital Requirements. The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Savings Bank. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets. For bank holding companies with less than $150 million in consolidated assets the guidelines are applied on a bank-only basis unless the parent bank holding company (i) is engaged in nonbank activity involving significant leverage or (ii) has a significant amount of outstanding debt that is held by the general public.

     Bank holding companies subject to the Federal Reserve's capital adequacy guidelines are required to comply with the Federal Reserve's risk-based capital regulations. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be Tier 1 capital, principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder, Tier II capital, may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I (leverage) capital ratio, under which a bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier 1 (leverage) capital ratio of at least 1% to 2% above the state minimum.

Federal Securities Laws

     The Company has filed a registration statement on Form S-1 ("Registration Statement") with the Securities and Exchange Commission ("SEC") under the Securities Act of 1934, as amended ("Securities Act") for the registration of the Common Stock to be issued in the Conversion. Upon completion of the Conversion, the Common Stock will be registered with the SEC under the Securities Exchange Act of 1934, as amended ("Exchange Act") and generally may not be deregistered for at least three years thereafter. The Company will then be subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

     The registration under the Securities Act of the Common Stock to be issued in the Conversion does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company may comply with the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances. There are currently no demand registration rights outstanding. However, in the event the Company, at some future time, determines to issue additional shares from its authorized but unissued shares, the Company might offer registration rights to certain of its affiliates who want to sell their shares.

                                 TAXATION

Federal Taxation

     General. The Company and the Savings Bank will report their income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Savings Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Savings Bank or the Company.

     Bad Debt Reserve. Historically, savings institutions such as the Savings Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Savings Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Savings Bank's actual loss experience, or a percentage equal to 8% of the Savings Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Savings Bank's loss experience, the Savings Bank generally recognized a bad debt deduction equal to 8% of taxable income.

     The provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Savings Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Savings Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Savings Bank is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

     Distributions. To the extent that the Savings Bank makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Savings Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Savings Bank's taxable income. Nondividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Savings Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Savings Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Savings Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "REGULATION OF THE SAVINGS BANK" for limits on the payment of dividends by the Savings Bank. The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Savings Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Savings Bank, whether or not an Alternative Minimum Tax is paid.

     Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Savings Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Savings Bank will not file a consolidated tax return, except that if the Company or the Savings Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     Audits. The Savings Bank's federal income tax returns have been audited through September 30, 1997. The Savings Bank did not incur any net increase in tax liability as a result of the audit.

Washington Taxation

     The Savings Bank is subject to a business and occupation tax imposed under Washington law at the rate of 1.60% of gross receipts. Interest received on loans secured by mortgages or deeds of trust on residential properties is exempt from such tax.

Competition

     The Savings Bank operates in an intensely competitive market for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Historically, its most direct competition for savings deposits has come from large commercial banks, thrift institutions and credit unions in its primary market area. Particularly in times of high interest rates, the Savings Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Savings Bank's competition for loans comes principally from mortgage bankers, commercial banks and other thrift institutions. Such competition for deposits and the origination of loans may limit the Savings Bank's future growth and earnings prospects.

Subsidiary Activities

     The Savings Bank has one wholly-owned subsidiary, Timberland Service Corporation ("Timberland Service"), whose primary function is to act as the Savings Bank's escrow department. Additionally, Timberland Service's employees sell annuities through the Savings Bank.

Personnel

     As of September 30, 1997, the Savings Bank had 77 full-time employees and 21 part-time employees. The employees are not represented by a collective bargaining unit and the Savings Bank believes its relationship with its employees is good.

Item 2.  Properties
-------------------

     The Savings Bank operates eight full-service facilities. The Savings Bank owns its all of its offices except for the Port Orchard Loan Center, which is leased. The lease expires in July 1998.

     The following table sets forth certain information regarding the Savings Bank's offices at September 30, 1997, all of which are owned except for the loan center, which is leased.

                                                Approximate
Location                      Year Opened      Square Footage      Deposits
--------                      ----------       --------------      --------
                                                                (In thousands)
Main Office:

624 Simpson Avenue               1966               7,700           $60,272
Hoquiam, Washington 98550

Branch Offices:

300 N. Boone Street              1974               3,400           23,675
Aberdeen, Washington 98520

                                                Approximate
Location                      Year Opened      Square Footage      Deposits
--------                      -----------      --------------      ---------
                                                                (In thousands)

314 Main South                   1975               2,800          $19,580
Montesano, Washington 98563

361 Damon Road                   1977               2,100           20,577
Ocean Shores, Washington 98569

2418 Meridian East               1980               2,400           33,153
Edgewood, Washington 98371

12814 Meridian East (South Hill) 1996               4,200            5,215
Puyallup, Washington 98373

202 Auburn Way South             1994               4,200            9,461
Auburn, Washington 98002

1201 Marvin Road, N.E.           1997               4,400            1,070
Lacey, Washington 98516

Loan Center:

Port Orchard Loan Center         1995                 444              N/A
700 Prospect Street, Suite #102
Port Orchard, Washington 98366

Data Center:

422 6th Street                   1990               2,700              N/A
Hoquiam, Washington 98550

     The Savings Bank also operates ten proprietary ATMs that are part of a nationwide cash exchange network.

Item 3.  Legal Proceedings
--------------------------

     Periodically, there have been various claims and lawsuits involving the Savings Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Savings Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Savings Bank's business. The Savings Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Savings Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1997.

                                 PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters
-------------------------------------------------------------------------

     The Company had no shares of Common Stock outstanding at September 30, 1997.

     The Board of Directors of the Company has not formulated a dividend policy, but intends to consider a policy of paying cash dividends in the future. The payment of dividends on the Common Stock will be subject to the requirements of applicable law and the determination by the Board of Directors of the Company that the net income, capital and financial condition of the Company, industry trends and general economic conditions justify the payment of dividends. The rate of such dividends and the initial or continued payment thereof will depend upon various factors at the intended time of declaration and payment, including the Savings Bank's profitability and liquidity, alternative investment opportunities, and regulatory restrictions on dividend payments and on capital levels applicable to the Savings Bank. Accordingly, there can be no present assurance that any dividends will be paid. Periodically, the Board of Directors, if market, economic and regulatory conditions permit, may combine or substitute periodic special dividends with or for regular dividends. In addition, since the Company initially will have no significant source of income other than dividends from the Savings Bank and earnings from investment of the net proceeds of the Conversion retained by the Company, the payment of dividends by the Company will depend in part upon the amount of the net proceeds from the Conversion retained by the Company and the Company's earnings thereon and the receipt of dividends from the Savings Bank, which are subject to various tax and regulatory restrictions on the payment of dividends. Dividend payments by the Company will be subject to regulatory restriction under Federal Reserve policy as well as to limitation under applicable provisions of Washington corporate law. Under Washington law, the Company is prohibited from paying a dividend is, as a result of its payment, the Company would be unable to pay its debts as they become due in the normal course of business, or if the Company's total liabilities would exceed its total assets.

Item 6.  Selected Financial Data
--------------------------------

     The information under Item 1 of this Report under the caption "Selected Consolidated Financial Information" is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------

General

     Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Savings Bank. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto.

Comparison of Financial Condition at September 30, 1996 and September 30, 1997

     Total assets increased 8.8% from $194.4 million at September 30, 1996 to $211.6 million at September 30, 1997, primarily as a result of an increase in loans receivable, net, which was funded by increased deposits and retained net income.

     Cash and due from financial institutions increased 126.4% from $5.1 million at September 30, 1996 to $11.4 million at September 30, 1997, primarily as a result of an increase in public unit funds on deposit.

     Investments and mortgage-backed securities held-to-maturity decreased 14.5% from $6.5 million at September 30, 1996 to $5.6 million at September 30, 1997. This decrease was attributable primarily to prepayments.

     Loans receivable, including loans held-for-sale, net, increased 6.0% from $176.5 million at September 30, 1996 to $187.0 million at September 30, 1997, primarily as a result of an increase in one- to- four family mortgage loans from $96.0 million at September 30, 1996 to $100.1 million at September 30, 1997. Increases in commercial real estate loans (from $26.5 million to $29.4 million) and home equity and second mortgage loans (from $6.6 million to $8.1 million) also contributed to the increase in loans receivable, net. The increase in loans receivable, net, was attributable primarily to the opening of the South Hill branch office in October 1996 and the Lacey branch office in May 1997, as well as increased local loan demand. Construction and land development loans, however, decreased from $47.1 million at September 30, 1996 to $45.0 million at September 30, 1997 primarily as a result of construction loans being converted to permanent mortgage loans.

     Loans held-for-sale decreased from $6.1 million at September 30, 1996 to $3.9 million at September 30, 1997. This 37.1% decrease resulted primarily from increased loans sales.

     Premises and fixed assets, net, increased 11.8% from $4.9 million at September 30, 1996 to $5.4 million at September 30, 1997, primarily as a result of construction of the Lacey branch office, which opened in May 1997. See "Item 2. Properties."

     Deposits increased 10.5% from $156.5 million at September 30, 1996 to $173.0 million at September 30, 1997, primarily as a result of normal growth and promotions associated with the opening of the South Hill and Lacey branch offices. The Savings Bank offered certificates of deposit with premium interest rates during a one month period after the opening of each branch office as an incentive to attract depositors in light of increased competition in these markets.

     Total capital increased 15.5% from $21.3 million at September 30, 1996 to $24.6 million at September 30, 1997, primarily as a result of retained net income for the year ended September 30, 1997.

Comparison of Operating Results for the Years Ended September 30, 1996 and
1997

     Net Income. Net income increased 24.3% from $2.7 million for the year ended September 30, 1996 to $3.3 million for the year ended September 30, 1997 primarily as a result of the legislatively-mandated, one-time assessment levied by the FDIC on all SAIF-insured institutions to recapitalize the SAIF. Without this assessment, which amounted to $875,000 ($571,000 after tax) and was accrued during the year ended September 30, 1996, net income would have been $3.2 million for the year ended September 30, 1996.

     Net Interest Income. Net interest income increased from $8.9 million for the year ended September 30, 1996 to $9.6 million for the year ended September 30, 1997 as a result of total interest income increasing more than interest expense.

     Total interest income increased 8.8% from $16.5 million for the year ended September 30, 1996 to $17.9 million for the year ended September 30, 1997 primarily as a result of an increase in the average balance of loans receivable, net, from $168.0 million to $188.7 million as a result of increased loan demand. The average yield earned on loans receivable, net, decreased from 9.45% for year ended September 30, 1996 to 9.23% for the year ended September 30, 1997 primarily because of a decline in market interest rates and an increase in the balance of nonaccrual loans. See "Item 1. Business -- Lending Activities -- Nonperforming Assets and Delinquencies."

     Total interest expense increased 9.9% from $7.6 million for the year ended September 30, 1996 to $8.4 million for the year ended September 30, 1997 primarily as a result of an increase in the average balance of deposit accounts from $144.4 million to $154.9 million.

     The interest rate spread decreased from 4.34% for the year ended September 30, 1996 to 4.18% for the year ended September 30, 1997 primarily as a result of declining market interest rates and the effect of deposit account promotions associated with the opening of the South Hill and Lacey branch offices. The Savings Bank also increased rates on deposit accounts in response to increased competition, which also contributed to the reduction in the interest rate spread.

     Provision for Loan Losses. The provision for loan losses increased from $70,000 for the year ended September 30, 1996 to $597,000 for the year ended September 30, 1997. Based on the previously discussed risk weighted analysis performed quarterly by management, management increased the provision as a result of a change in the loan mix to include a larger percentage of non-residential mortgage loans, which are inherently riskier than one- to-four family mortgage loans, as well as its evaluation of nonperforming loans at September 30, 1997. Management deemed the allowance for loan losses adequate at September 30, 1997. See "Item 1. Business -- Lending Activities -- Allowance for Loan Losses."

     Noninterest Income. Total noninterest income increased 37.0% from $654,000 for the year ended September 30, 1996 to $896,000 for the year ended September 30, 1997. The increase resulted primarily from the recognition of mortgage loan servicing income in accordance with SFAS No. 125 beginning in January 1997 and normal increases in other income categories.

     Noninterest Expense. Total noninterest expense decreased 6.5% from $5.4 million for the year ended September 30, 1996 to $5.0 million for the year ended September 30, 1997 primarily as a result of the one-time SAIF assessment fee accrued during fiscal 1996. Salaries and employee benefits increased from $2.5 million to $2.9 million and premises and fixed assets expense increased from $554,000 to $723,000, both as a result of the opening of the South Hill and Lacey branch offices.

     Provision for Income Taxes. The provision for income taxes increased from $1.4 million for the year ended September 30, 1996 to $1.8 million for the year ended September 30, 1997 as a result of higher income before income taxes. The effective tax rate was 34.6% in fiscal 1996 and 35.5% in fiscal 1997.

Comparison of Operating Results for the Years Ended September 30, 1995 and
1996

     Net Income. Net income decreased 10.7% from $3.0 million in fiscal 1995 to $2.7 million in fiscal 1996 primarily as a result of the legislatively-mandated, one-time assessment levied by the FDIC on all SAIF-insured institutions to recapitalize the SAIF. Without this assessment, which amounted to $875,000 ($571,000 after tax), fiscal 1996 net income would have been $3.2 million.

     Net Interest Income. Net interest income increased 9.6% from $8.1 million in fiscal 1995 to $8.9 million in fiscal 1996 as total interest income increased more than total interest expense.

     Total interest income increased 14.2% from $14.5 million in fiscal 1995 to $16.5 million in fiscal 1996 primarily as a result of an increase in the average balance of loans receivable, net, from $143.1 million in fiscal 1995 to $168.1 million in fiscal 1996 as a result of increased loan demand. The average yield earned on loans receivable, net, decreased from 9.51% in fiscal 1995 to 9.45% in fiscal 1996 primarily because of a decline in market interest rates. Interest earned on investment and mortgage-backed securities decreased from $667,000 in fiscal 1995 to $397,000 in fiscal 1996 as average balances decreased from $12.7 million in fiscal 1995 to $6.7 million in fiscal 1996 as a result of prepayments of mortgage-backed securities and the maturity of U.S. Treasury securities. Dividend income from FHLB-Seattle and Financial Institution Insurance Group ("FIIG") stock increased from $98,000 in fiscal 1995 to $126,000 in fiscal 1996 primarily because of higher dividend rates. Interest earned from financial institutions on interest-earning deposits increased from $85,000 in fiscal 1995 to $97,000 in fiscal 1996 as a result of an increase in the average rate paid from 4.11% in fiscal 1995 to 4.68% in fiscal 1996.

     Total interest expense increased 20.0% from $6.4 million in fiscal 1995 to $7.6 million in fiscal 1996 primarily as a result of an increase in the average balance of certificates of deposit from $73.6 million in fiscal 1995 to $89.0 million in fiscal 1996, coupled with an increase in the average rate paid from 5.41% in fiscal 1995 to 5.92% in fiscal 1996, as a result of promotions associated with the opening of the South Hill branch office.

     Interest rate spread decreased from 4.56% in fiscal 1995 to 4.34% in fiscal 1996. This decrease is primarily attributable to higher interest expense on certificates of deposit associated with new branch office promotions.

     Provision for Loan Losses. There was no provision for loan losses in fiscal 1995 compared to $70,000 in fiscal 1996. Management increased the provision in fiscal 1996 as a result of a larger loan portfolio and a change in the loan mix (as quantified by the quarterly reserve analysis described previously) to include a larger percentage of non-residential mortgage loans, which are inherently riskier than one- to- four family mortgage loans.

     As a result of management's quarterly reserve analysis discussed previously, the calculated reserve range was between $589,000 and $2.2 million at September 30, 1996. The four nonperforming loans described under "Item 1. Business -- Lending Activities -- Nonperforming Assets and Delinquencies" added $33,000 and $141,000 to the high and low ends, respectively, of the calculated reserve range at September 30, 1996. General loan loss reserves were $1.1 million at September 30, 1996 and, in management's opinion, were adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date. Management considered the likelihood of losses in excess of $1.1 million to be remote at September 30, 1996. See "Item 1. Business -- Lending Activities -- Allowance for Loan Losses."

     Noninterest Income. Total noninterest income increased 15.1% from $598,000 in fiscal 1995 to $688,000 in fiscal 1996. The increase resulted primarily from an increase in other fees from $113,000 in fiscal 1995 to $163,000 in fiscal 1996 as a result of an increased number of ATMs, together with increased escrow and annuity fees from $111,000 in fiscal 1995 to $132,000 in fiscal 1996 as a result of establishing a second escrow company division within the Savings Bank's service corporation subsidiary to service the Puget Sound area. This increase was partially offset by a decrease in gains on sales of loan from $45,000 in fiscal 1995 to $34,000 in fiscal 1996 because of lower sales volume resulting from higher market interest rates.

     Noninterest Expense. Total noninterest expense increased 31.9% from $4.1 million in fiscal 1995 to $5.4 million in fiscal 1996 primarily as a result of an increase in deposit insurance premiums from $295,000 in fiscal 1995 to $1.2 million in fiscal 1996 attributable to the SAIF assessment. Prior to the SAIF recapitalization, the Savings Bank's total annual deposit insurance premiums amounted to 0.23% of assessable deposits. Effective January 1, 1997, the rate decreased to 0.065% of assessable deposits. See "REGULATION OF THE SAVINGS BANK -- Deposit Insurance." Salaries and employee benefits increased from $2.3 million in fiscal 1995 to $2.5 million in fiscal 1996 as a result of adding and training of staff to operate the newly opened South Hill branch office. Premises and fixed assets expense increased from $506,000 in fiscal 1995 to $554,000 in fiscal 1996, also because of the opening of the South Hill branch office.

     Provision for Income Taxes. The provision for income taxes decreased from $1.6 million in fiscal 1995 to $1.4 million in fiscal 1996 as a result of lower income before income taxes. The effective tax rate was 34.8% in fiscal 1995 and 34.6% in fiscal 1996.

Average Balances, Interest and Average Yields/Cost

     The following table sets forth certain information for the periods indicated regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average weekly balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from weekly balances. Management does not believe that the use of weekly balances instead of daily balances has caused any material difference in the information presented.

                                                    Year Ended September 30,
                           -------------------------------------------------------------------------------
                                      1995                      1996                        1997
                                    Interest                   Interest                   Interest
                           Average  and       Yield/  Average  and       Yield/  Average  and       Yield/
                           Balance  Dividends Cost    Balance  Dividends Cost    Balance  Dividends Cost
                           -------  --------- ----    -------  --------- ----    -------  --------- ----
                                                      (Dollars in thousands)
Interest-earning assets:
 Loans receivable(1)(2).  $143,103   $13,603   9.51%  $168,060   $15,880   9.45% $188,729  $17,418   9.23%
 Mortgage-backed and
  investment securities.    12,676       667   5.26      6,689       397   5.94     4,484      279   6.22
 FHLB stock and equity
  securities . . . . . .     1,370        99   7.15      1,499       126   8.41     1,550      116   7.48
 Interest-bearing
  deposits . . . . . . .     2,069        85   4.11      2,072        97   4.68     2,758      134   4.86
   Total interest-earning  --------   -------          --------   -------         --------  -------
    assets . . . . . . .   159,218    14,454   9.08    178,320    16,500   9.25   197,521   17,947   9.09

Non-interest-earning
 assets. . . . . . . . .     5,294                       5,674                      7,598
                          --------                    --------                   --------
   Total assets. . . . .  $164,512                    $183,994                   $205,119
Interest-bearing          ========                    ========                   ========
 liabilities:
 Passbook accounts . . .  $ 27,512       821   2.98   $ 24,800       738   2.98    25,068      750   2.99
 Money market accounts .    10,115       469   4.64     13,182       520   3.94    12,985      514   3.96
 NOW accounts. . . . . .    19,078       425   2.23     17,377       421   2.42    17,997      445   2.47
 Certificates of deposit    73,596     3,981   5.41     89,024     5,271   5.92    98,842    5,807   5.88
 FHLB advances-other
  borrowed money . . . .    10,539       664   6.30     11,005       679   6.17    15,980      870   5.44
   Total interest bearing --------   -------          --------   -------         --------  -------
    liabilities. . . . .  $140,840   $ 6,360   4.52   $155,388   $ 7,629   4.91  $170,872  $ 8,386   4.91

 Non-interest bearing
  liabilities. . . . . .     6,474                       8,330                     11,107
                          --------                    --------                   --------
   Total liabilities . .   147,314                     163,718                    181,979

Retained earnings. . . .    17,198                      20,276                     23,140
                          --------                    --------                   --------
   Total liabilities and
    retained earnings. .  $164,512                    $183,994                   $205,119
                          ========                    ========                   ========
Net interest income. . .             $ 8,094                     $ 8,871                   $ 9,561

Interest rate spread . .                       4.56%                       4.34%                     4.18%

Net interest margin(3) .                       5.08%                       4.97%                     4.84%

Ratio of interest-earning
 assets to average
 interest-bearing
 liabilities . . . . . .              113.05%                     114.76%                   115.60%
--------------------

(1)  Does not include interest on loans 90 days or more past due.  Includes loans originated for sale.
(2)  Average balance includes nonaccrual loans.
(3)  Net interest income divided by total interest earning assets.

                                                         45

Rate/Volume Analysis

     The following table sets forth the effects of changing rates and volumes on net interest income of the Savings Bank. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); (iii) changes in rate/volume (change in rate multiplied by change in volume); and (iv) the net change (sum of the prior columns).

                   Year Ended September 30,       Year Ended September 30,
                   1996 Compared to Year          1997 Compared to Year
                   Ended September 30, 1995       Ended September 30, 1996
                   Increase (Decrease)            Increase (Decrease)
                           Due to                       Due to
                   ----------------------------   ----------------------------
                                 Rate/   Net                    Rate/   Net
                   Rate  Volume  Volume  Change   Rate  Volume  Volume  Change
                   ----  ------  ------  ------   ----  ------  ------  ------
                                     (Dollars in thousands)

Interest-earning
 assets:
 Loans
  receivable
  (1)(2). . . .   $(86)  $2,377   $(15)  $2,276  $(370) $1,954  $(45)  $1,539
 Mortgage-backed
  securities and
  investment
  securities. . .   86     (315)   (41)    (270)    19    (131)   (6)    (118)
 FHLB stock and
  equity
  securities. . .   17        9      2       28    (14)      4    --      (10)
 Interest-bearing
  deposits. . . .   12       --     --       12      4      32     1       37
                 -----   ------  -----   ------  -----  ------  ----   ------
Total net change
 in income on
 interest-earning
 assets. . . . . .  29    2,071    (54)   2,046   (361)  1,859   (50)   1,448

Interest-bearing
 liabilities:
 Passbook accounts  --      (83)    --      (83)     3       9    --       12
 NOW accounts. . .  36      (37)    (3)      (4)     9      15    --       24
 Money market
  accounts . . . . (71)     144    (22)      51      3      (9)   --       (6)
 Certificate
  accounts . . . . 375      836     79    1,290    (36)    576    (4)     536
 FHLB advances and
  other borrowed
  money. . . . . . (14)      30     (1)      15    (80)    307   (36)     191
                 -----   ------  -----   ------  -----  ------  ----   ------
Total net change
 in expense on
 interest-bearing
 liabilities . . . 326      890     53    1,269   (101)    898   (40)     757
                 -----   ------  -----   ------  -----  ------  ----   ------
Net change in net
 interest income $(297)  $1,181  $(107)  $  777  $(260) $  961  $(10)  $  691
                 =====   ======  =====   ======  =====  ======  ====   ======

---------------------
(1) Excludes interest on loans 90 days or more past due. Includes loans originated for sale.
(2) Net change in interest income on loans includes loan fees of $164,000, $164,000 and $157,000 for the years ended September 30, 1995, 1996 and 1997, respectively.

Asset and Liability Management and Interest Rate Risk

     The Savings Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Savings Bank has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Savings Bank's interest-earning assets by retaining for its portfolio loans with interest rates subject to periodic adjustment to market conditions and selling fixed-rate one- to- four family mortgage loans. The Savings Bank relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Savings Bank promotes transaction accounts and certificates of deposit with terms up to six years.

     The Savings Bank has adopted a strategy that is designed to maintain or improve the interest rate sensitivity of assets relative to its liabilities. The primary elements of this strategy involve the origination of ARM loans for its portfolio; maintaining residential construction loans as a portion of total net loans receivable because of their generally shorter terms and higher yields than other one- to- four family residential mortgage loans; matching asset and liability maturities; investing in short-term securities; and the origination of fixed-rate loans for sale in the secondary market and the retention of the related loan servicing rights.

     Sharp decreases in interest rates may adversely affect the Savings Bank's earnings while increases in interest rates may beneficially affect the Savings Bank's earnings because a larger portion of the Savings Bank's interest rate sensitive assets than interest rate sensitive liabilities would reprice within a one year period. Management has sought to sustain the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Savings Bank actively originates adjustable rate loans for retention in its loan portfolio. Fixed-rate mortgage loans generally are originated for the intended purpose of resale in the secondary mortgage market. At September 30, 1997, adjustable rate loans and adjustable rate mortgage-backed securities constituted $131.5 million, or 62.8%, of the Savings Bank's total combined mortgage loan and mortgage-backed securities portfolio. Although the Savings Bank has sought to originate ARM loans, the ability to originate such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed rate loans.

     Consumer loans and construction and land development loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Savings Bank's exposure to fluctuations in interest rates. At September 30, 1997, the construction and land development and consumer loan portfolios amounted to $45.0 million and $11.0 million, or 21.9% and 5.3% of total loans receivable, respectively. See "Item 1. Business -- Lending Activities -- Construction and Land Development Lending" and "-- Lending Activities -- Consumer Lending."

     The Savings Bank also invests in short-term to medium-term U.S. Government securities as well as mortgage-backed securities issued or guaranteed by U.S. Government agencies. See "Item 1. Business -- Investment Activities."

     The following table is provided by the Office of Thrift Supervision ("OTS") and illustrates the change in net portfolio value ("NPV") at September 30, 1997, based on OTS assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counter the effect of that interest rate movement.


     The following table presents the Savings Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 1997.

                                  First Year Repricing                        Later Repricing
                               --------------------------    -----------------------------------------------
                               0-3       4-6       7-12      1-3      3-5       5-10      10-20      Over 20
                     TOTAL     Months    Months    Months    Years    Years     Years     Years      Years
                     -----     ------    ------    ------    -----    -----     -----     -----      -----
                                                   (Dollars in thousands)
LOANS(1)
 ARMs . . . . .    $93,727    $25,437   $29,277   $16,097   $21,411   $1,505   $   --     $  --     $  --
 Fixed rate
  mortgages . .     20,758      2,684     2,298     3,440     6,248    2,693    2,273       973       148
 Home equity/
  security
  mortgage. . .      8,117      2,711       784       970     2,186      868      527        72        --
 Consumer . . .      1,797      1,031       223       212       253       48       24         6        --
 Automobile . .      1,028        138       117       204       439       98       26         6        --
 Construction .     28,147     12,753     3,762     6,381     4,014       --    1,237        --        --
 Nonresidential
  mortgage
  (adjustable
  rate) . . . .     22,548      2,893     2,852     5,590    11,213                                    --
 Nonresidential
  mortgage
  (fixed rate).     13,710      1,593     1,352     2,283     5,432    1,935      998       117        --
 Commercial
  variable rate          8          8        --        --        --       --       --        --        --
 Commercial fixed
  rate. . . . .        685        132        49        92       296      114        3        --        --
INVESTMENTS
 Investment
  securities. .      8,037      8,037        --        --        --       --       --        --        --
 Mortgage
  securities. .      3,990      1,295     1,648       560       452       28        5         3        --
Total rate        --------    -------   -------   -------   -------  -------   ------    ------      ----
 sensitive
 assets . . . .   $202,552    $58,711   $42,362   $35,828   $51,944   $7,289   $5,092    $1,177      $148
                  ========    =======   =======   =======   =======  =======   ======    ======      ====
LIABILITIES
 Money market
  deposits. . .    $14,424     $4,778    $3,195    $3,566    $2,769     $111   $     5   $   --      $ --
 Certificates of
  deposit . . .    104,758     21,791    25,647    28,845    26,028    2,066       329       52        --
 Passbook
  accounts. . .     26,269      2,241     2,050     3,590     9,378    4,595     3,673      721        21
 NOW accounts .     19,587      1,671     1,528     2,677     6,993    3,426     2,739      538        16
BORROWINGS
 FHLB advances.     12,241         --        --       500        --   10,442     1,299       --        --
Total rate        --------    -------   -------   -------   -------  -------   -------  -------      ----
 sensitive
 liabilities. .   $177,279    $30,481   $32,420   $39,178   $45,168  $20,640   $ 8,044  $ 1,311      $ 37
                  ========    =======   =======   =======   =======  =======   =======  =======      ====
PERIODIC GAP. .               $28,230   $ 9,942   $(3,349)  $ 6,776 $(13,351)  $(2,952) $  (134)  $   112
 Gap ratio. . .                  1.93%     1.31%     0.91%    1.15%     0.35%     0.63%    0.90%     4.06%
 Gap percentage
  total . . . .                 13.34      4.70     (1.58)     3.20     (6.31)   (1.40)   (0.06)     0.05

CUMULATIVE GAP                $28,230   $38,172   $34,822   $41,598  $28,247   $25,295   $25,161  $25,273
 Gap ratio. . .                  1.93      1.61      1.34      1.28     1.17      1.14      1.14     1.14
 Gap percentage
  total . . . .                 13.34     18.04     16.46     19.66    13.35     11.96     11.89    11.95

----------------
(1)  Net of loans in process.


                                                        48

     The Savings Bank's analysis of its interest-rate sensitivity, as illustrated in the preceding table, incorporates certain assumptions regarding the amortization of loans and other interest-earning assets and the withdrawal of deposits. The Savings Bank's interest-rate sensitivity analysis, as illustrated in the foregoing table, could vary substantially if different assumptions were used or if actual experience differs from the assumptions used. The assumptions used in preparing the table are based on market loan prepayment rates and market deposit decay rates observed by the FHLB-Seattle on or about September 30, 1997. The Savings Bank believes that the FHLB-Seattle assumptions are a realistic representation of its own portfolio.

     Net Portfolio Value and Net Interest Income Analysis. In addition to the interest rate gap analysis as discussed above, management monitors the Savings Bank's interest rate sensitivity through the use of a model which estimates the change in NPV and net interest income in response to a range of assumed changes in market interest rates. The model first estimates the level of the Savings Bank's NPV (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment. In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates. The model then recalculates the Savings Bank's NPV under different interest rate scenarios. The change in NPV under the different interest rate scenarios provides a measure of the Savings Bank's exposure to interest rate risk. The following information is presented as of September 30, 1997.

Projected         Net Interest Income             Current Market Value
Interest    -------------------------------  -------------------------------
Rate        Estimated  $ Change   % Change   Estimated  $ Change   % Change
Scenario    Value      from Base  from Base  Value      from Base  from Base
--------    -----      ---------  ---------  -----      ---------  ---------
                               (Dollars in thousands)

400         $9,226      $531        6.11%     $24,455     $(931)     (3.67)%
300          9,299       604        6.95       25,528       142       0.56
200          9,360       665        7.65       26,485     1,099       4.33
100          9,095       400        4.60       26,348       962       3.79
BASE         8,695        --          --       25,386        --         --
(100)        8,228      (467)      (5.37)      23,948    (1,438)     (5.67)
(200)        7,714      (981)     (11.28)      22,261    (3,125)    (12.31)
(300)        7,362    (1,333)     (15.33)      21,252    (4,135)    (16.29)
(400)        6,971    (1,723)     (19.82)      20,823    (4,563)    (17.97)

     Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not reflect any actions management may undertake in response to changes in interest rates.

     In the event of a 200 basis point decrease in interest rates, the Savings Bank would be expected to experience an 12.3% decrease in NPV and a 11.3% decrease in net interest income. In the event of a 200 basis point increase in interest rates, a 4.3% increase in NPV and a 7.7% increase in net interest income would be expected. Based upon the modelling described above, the Savings Bank's asset and liability structure results in decreases in NPV and decreases in net interest income in a declining interest rate scenario and increases in NPV and increases in net interest income in a rising interest rate scenario. However, the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment.

     As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table.

Liquidity and Capital Resources

     The Savings Bank's primary sources of funds are customer deposits, proceeds from principal and interest payments on and the sale of loans, maturing securities and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     The Savings Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Savings Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 1997, the Savings Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 11.11%. At September 30, 1997, the Savings Bank also maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of $42.3 million, under which $12.2 million was outstanding.

     Liquidity management is both a short- and long-term responsibility of the Savings Bank's management. The Savings Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, and (iv) yields available on interest-bearing deposits. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Savings Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and collateral for repurchase agreements.

     The Savings Bank's primary investing activity is the origination of one-to- four family mortgage loans and construction and land development loans. During the years ended September 30, 1995, 1996 and 1997, the Savings Bank originated $26.9 million, $24.5 million and $27.1 million of one- to- four family mortgage loans and $33.2 million, $29.7 million and $35.2 million of construction and land development loans, respectively. At September 30, 1997, the Savings Bank had mortgage loan commitments totalling $6.0 million and undisbursed loans in process totalling $14.8 million. The Savings Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 1997 totalled $76.3 million. Historically, the Savings Bank has been able to retain a significant amount of its deposits as they mature.

     Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. At September 30, 1997, the Savings Bank was in compliance with all applicable FDIC capital requirements. For a detailed discussion of regulatory capital requirements, see "REGULATION OF THE SAVINGS BANK -- Capital Requirements."

Impact of New Accounting Pronouncements

     Accounting for Employee Stock Ownership Plans. In November 1993 the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 93-6, which requires an employer to record compensation expense in an amount equal to the fair value of shares committed to be released to employees from an employee stock ownership plan and to exclude unallocated shares from earnings per share computations. The effect of SOP 93-6 on net income and book value per share in future periods cannot be predicted due to the uncertainty of the fair value of the shares at the time they will be committed to be released.

     Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. See Note 1 of Notes to the Consolidated Financial Statements for a discussion of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and of SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125. SFAS No. 127 defers the effective date of the application of certain portions of SFAS No. 125 until January 1, 1998. Following the adoption of SFAS No. 125 on January 1, 1997, the Savings Bank recorded servicing income on loans sold of $160,000.

     Earnings Per Share. SFAS No. 128, "Earnings Per Share," issued in February 1997, establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly-held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and requires the dual presentation of basic and diluted EPS on the face of the income statement. SFAS No. 128 is effective for the financial statements for the periods ending after December 15, 1997. SFAS No. 128 requires restatement of all prior period EPS data presented. The impact of its adoption is not expected to be material to the Savings Bank.

     Disclosure of Information About Capital Structure. SFAS No. 129, "Disclosure of Information About Capital Structure," establishes standards for disclosing information about an entity's capital structure and applies to all entities. SFAS No. 129 continues the previous requirements to disclose certain information about an entity's capital structure found in Accounting Principles Board ("APB") Opinions No. 10, "Omnibus Opinion - 1966," and No. 15, "Earnings Per Share," and SFAS No. 47, "Disclosure of Long-Term Obligations," for entities that were subject to those standards. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. SFAS No. 129 contains no change in disclosure requirements for entities that were previously subject to the requirements of APB Opinions Nos. 10 and 15 and SFAS No. 47. The adoption of the provisions of SFAS No. 129 is not expected to have a material impact on the Savings Bank.

     Comprehensive Income. SFAS No. 130, "Reporting Comprehensive Income," issued in July 1997, establishes standards for reporting and presenting of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements.
SFAS No. 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

     Disclosure About Segments. SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," issued in June 1997, establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 becomes effective for the Savings Bank's fiscal year ending September 30, 1999, and requires that comparative information from earlier years be restated to conform to its requirements. The adoption of the provisions of SFAS No. 131 is not expected to have a material impact on the Savings Bank.

     Disclosures About Fair Value of Financial Instruments. See Notes 1 and 14 of Notes to the Consolidated Financial Statements for a discussion of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The Savings Bank adopted SFAS No. 107 for the year ended September 30, 1996.

     Accounting for Stock-Based Compensation. SFAS No. 123, "Accounting for Stock-Based Compensation," establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting method are required to disclose in a footnote to the financial statements pro forma net income and, if presented, earnings per share, as if this statement had been adopted. The accounting requirements of this statement are effective for transactions entered into in fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management expects to use the intrinsic value method upon consummation of the Conversion and the adoption of stock based benefit plans.

Effect of Inflation and Changing Prices

     The consolidated financial statements and related financial data presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Savings Bank's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     Quantitative Aspects of Market Risk. Neither the Company nor the Savings Bank maintains a trading account for any class of financial instrument nor do they engage in hedging activities or purchase high-risk derivative instruments. Furthermore, neither the Company nor the Savings Bank is subject to foreign currency exchange rate risk or commodity price risk. For information regarding the sensitivity to interest rate risk of the Savings Bank's interest-earning assets and interest-bearing liabilities, see the tables under Item 1, "Lending Activities -- Loan Maturity," "-- Investment Activities" and "-- Deposit Activities and Other Sources of Funds -- Time Deposits by Maturities."

     Qualitative Aspects of Market Risks. See the discussion under Item 7, "Asset and Liability Management and Interest Rate Risk."

Item 8.     Financial Statements and Supplementary Data
-------------------------------------------------------

     All schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related Notes.

        [Letterhead of Dwyer Pemberton and Coulson, P.C.]


November 13, 1997



Board of Trustees
Timberland Savings Bank, S.S.B.

We have audited the accompanying consolidated balance sheets of Timberland Savings Bank, S.S.B. and subsidiary as of September 30, 1996 and 1997, and the related consolidated statements of income, capital, and cash flows for each of the three years in the period ended September 30, 1997. These consolidated financial statements are the responsibility of the Savings Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Timberland Savings Bank, S.S.B. and subsidiary as of September 30, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Savings Bank adopted Statement of Financial Accounting Standards No. 115, Accounting For Certain Investments in Debt and Equity Securities, as of October 1, 1994, adopted Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, as of September 30, 1996 and adopted Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, as of January 1, 1997.

                                   /s/Dwyer Pemberton and Coulson, P.C.

                     TIMBERLAND SAVINGS BANK, S.S.B.

                       CONSOLIDATED BALANCE SHEETS
                       September 30, 1996 and 1997
------------------------------------------------------------------------------

                                 ASSETS

                                                   1996            1997
                                             ----------------------------
Cash and due from financial institutions:
  Noninterest bearing deposits               $  3,930,641    $  4,996,116
    Interest bearing deposits                   1,124,684       6,450,339
                                             ----------------------------
                                                5,055,325      11,446,455
                                             ----------------------------
Investments and mortgage-backed securities:
    Held to maturity, market value:
      1996 - $4,865,614; 1997 - $3,981,865      4,950,794       3,990,229
    Available for sale, cost:
      1996 - $1,551,540; 1997 - $1,586,400      1,571,676       1,586,400
                                             ----------------------------
                                                6,522,470       5,576,629
                                             ----------------------------

Loans receivable - net                        170,368,073     183,171,027
Loans held for sale - at market value           6,126,870       3,856,293
                                             ----------------------------
                                              176,494,943     187,027,320
                                             ----------------------------
Accrued interest receivable                     1,056,885       1,137,052
Premises and fixed assets - net                 4,856,347       5,431,187
Other real estate owned - net                     124,533         433,715
Other assets                                      246,301         500,740
                                             ----------------------------
         TOTAL ASSETS                        $194,356,804    $211,553,098
                                             ============================

                           LIABILITIES AND CAPITAL

LIABILITIES
    Deposits                                 $156,549,417    $173,003,403
    Federal Home Loan Bank advances            14,354,380      12,241,304
    Other liabilities and accrued expenses      2,123,705       1,663,506
                                             ----------------------------
            TOTAL LIABILITIES                 173,027,502     186,908,213
                                             ----------------------------

CAPITAL
    Undivided profits                          21,315,990      24,644,885
    Net unrealized appreciation in equity
      investments, net of deferred federal
      income taxes of $6,824 in 1996               13,312             -0-
                                             ----------------------------
         TOTAL CAPITAL                         21,329,302      24,644,885
                                             ----------------------------
         TOTAL LIABILITIES AND CAPITAL    $   194,356,804 $   211,553,098
                                             ============================

See accompanying notes.

                       TIMBERLAND SAVINGS BANK, S.S.B.

                      CONSOLIDATED STATEMENTS OF INCOME
           For the years ended September 30, 1995, 1996 and 1997
------------------------------------------------------------------------------

                                    1995            1996           1997
                               ---------------------------------------------
INTEREST AND DIVIDEND INCOME
   Loans receivable            $  13,602,716   $  15,879,506   $  17,418,130
   Investments and mortgage-
     backed securities               666,671         396,571         279,212
   Dividends                          98,471         126,189         116,281
   Financial institutions             85,461          97,283         133,776
                               ---------------------------------------------
      TOTAL INTEREST INCOME       14,453,319      16,499,549      17,947,399
                               ---------------------------------------------

INTEREST EXPENSE
   Deposits                        5,695,604       6,949,485       7,515,843
   Federal Home Loan Bank
     advances and mortgage
     indebtness                      663,918         679,075         869,822
                               ---------------------------------------------
      TOTAL INTEREST EXPENSE       6,359,522       7,628,560       8,385,665
                               ---------------------------------------------
      NET INTEREST INCOME          8,093,797       8,870,989       9,561,734

PROVISION FOR LOAN LOSSES                -0-          70,000         596,782
                               ---------------------------------------------
      NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES    8,093,797       8,800,989       8,964,952
                               ---------------------------------------------

NONINTEREST INCOME
   Service charges on deposits       277,275         278,046         313,667
   Gain on sale of loans - net        44,512          33,908         339,199
   Other fees                        113,129         163,419         200,119
   Income (loss) on operations
     of real estate - net            (17,216)           (999)          6,020
   Escrow and annuity fees           111,092         132,088         108,548
   Servicing income on loans sold        -0-             -0-         160,068
   Other                              64,490          81,927         107,356
                               ---------------------------------------------
      TOTAL NONINTEREST INCOME       598,282         688,389       1,234,977
                               ---------------------------------------------

NONINTEREST EXPENSE
   Salaries and employee benefits  2,328,768       2,505,717       2,894,058
   Premises and fixed assets         505,924         554,084         723,364
   Deposit insurance premiums        295,252       1,202,535          76,316
   Advertising                       132,638         136,496         234,061
   Other                             826,828         993,435       1,112,902
                               ---------------------------------------------
      TOTAL NONINTEREST EXPENSE    4,089,410       5,392,267       5,040,701
                               ---------------------------------------------
      INCOME BEFORE INCOME TAXES   4,602,669       4,097,111       5,159,228

PROVISION FOR INCOME TAXES         1,602,976       1,419,307       1,830,333
                               ---------------------------------------------
            NET INCOME         $   2,999,693    $  2,677,804    $  3,328,895
                               =============================================

See accompanying notes.

                           TIMBERLAND SAVINGS BANK, S.S.B.

                         CONSOLIDATED STATEMENTS OF CAPITAL
               For the years ended September 30, 1995, 1996 and 1997

------------------------------------------------------------------------------

                                                    NET
                                                 UNREALIZED
                                                APPRECIATION
                                  UNDIVIDED      IN EQUITY        TOTAL
                                   PROFITS      INVESTMENTS      CAPITAL
                               -------------------------------------------

BALANCE, October 1, 1994       $ 15,638,493     $       -0-   $ 15,638,493
   Net income                     2,999,693                      2,999,693
   Unrealized appreciation in
     available-for-sale
     investments, net of
     deferred income taxes
     of $7,363                                       14,357         14,357
                               -------------------------------------------
BALANCE, September 30, 1995      18,638,186          14,357     18,652,543
   Net income                     2,677,804                      2,677,804
   Unrealized depreciation in
     available-for-sale
     investments, net of
     deferred income taxes
     of $539                                         (1,045)        (1,045)
                               -------------------------------------------
BALANCE, September 30, 1996      21,315,990          13,312     21,329,302
   Net income                     3,328,895                      3,328,895
   Realized gain on sale of
     investments, net
     of deferred income taxes
     of $6,824                                      (13,312)       (13,312)
                               -------------------------------------------
BALANCE, September 30, 1997    $ 24,644,885      $      -0-   $ 24,644,885
                               ===========================================

See accompanying notes.

                           TIMBERLAND SAVINGS BANK, S.S.B.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended September 30, 1995, 1996 and 1997

------------------------------------------------------------------------------


                                            1995         1996         1997
                                       -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                         $  2,999,693  $ 2,677,804  $ 3,328,895
                                      --------------------------------------
   Noncash revenues, expenses, gains
     and losses included in income:
       Depreciation                        223,346      243,291      303,901
       Deferred federal income taxes       180,000     (188,000)      42,000
       Federal Home Loan Bank stock
         dividends                         (82,900)    (107,000)    (116,100)
       Market value adjustment -
         loans held for sale               (23,502)      86,793      (70,305)
       Loss (gain) on sale of other
         real estate owned, net             20,591          (28)     (12,358)
       FIIG stock dividends                (14,080)     (17,160)         -0-
       Provision for loan and other
         real estate owned losses              -0-       72,000      597,532
   Net (increase) decrease in loans
     originated for sale                (2,294,988)    (689,927)   2,340,882
   Increase in other assets, net          (288,707)     (47,296)    (334,606)
   Increase (decrease) in other
     liabilities and accrued
     expenses, net                        (104,412)   1,245,675     (502,198)
                                      --------------------------------------
                                        (2,384,652)     598,348    2,248,748
                                      --------------------------------------
      NET CASH PROVIDED BY
         OPERATING ACTIVITIES              615,041    3,276,152    5,577,643
                                      --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of held-to-maturity
    investments and mortgage-
    backed securities                   (2,552,775)         -0-          -0-
  Sales of held-to-maturity
    investments and principal
    repayments on mortgage-
    backed securities                    8,695,567    4,905,387      947,253
  Sale of available-for-sale
    investments                                -0-          -0-      101,376
  Increase in loans receivable, net   (32,646,646)  (19,438,869) (13,399,736)
  Additions to premises and fixed
    assets, net                          (370,912)   (1,491,635)    (878,741)
  Additions to other real estate
    owned                                (14,830)       (98,759)    (568,172)
  Dispositions of other real estate
    owned                                191,726        181,283      270,598
   Investment in limited partnership     (36,898)           -0-          -0-
                                      --------------------------------------
      NET CASH USED BY INVESTING
         ACTIVITIES                  (26,734,768)   (15,942,593) (13,527,422)
                                      --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in certificates of
    deposit, net                      17,888,549     11,485,062   11,425,914
  Increase (decrease) in other
    deposits, net                     (3,473,501)     1,980,132    5,027,871
  Increase (decrease) in Federal
    Home Loan Bank advances, net       9,204,810       (603,748)  (2,113,076)
                                     ---------------------------------------
      NET CASH PROVIDED BY
         FINANCING ACTIVITIES         23,619,858     12,861,446   14,340,709
                                     ---------------------------------------
      NET INCREASE (DECREASE)
         IN CASH                      (2,499,869)       195,005    6,390,930

CASH AND DUE FROM FINANCIAL
  INSTITUTIONS, Beginning              7,360,189      4,860,320    5,055,325
                                     ---------------------------------------

CASH AND DUE FROM FINANCIAL
  INSTITUTIONS, Ending               $ 4,860,320    $ 5,055,325  $11,446,255
                                     =======================================

                                       1995         1996         1997
                                   ---------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION
    Income taxes paid              $ 1,450,000   $ 1,545,000   $ 1,578,367
   Interest paid                   $ 6,255,112   $ 7,628,336   $ 8,377,026


SUPPLEMENTAL DISCLOSURE OF
  NONCASH INVESTING ACTIVITIES
    Market value adjustment of
      investments held for sale    $    21,720   $    (1,584)  $   (20,136)
   Deferred federal income taxes
      on market value adjustment
      of investments held for sale $    (7,363)  $       539   $     6,824
   Loans transferred to other
      real estate owned            $       -0-   $    85,253   $   506,575


See accompanying notes.

                          TIMBERLAND SAVINGS BANK, S.S.B.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the years ended September 30, 1996 and 1997


NOTE 1.  Organization and Summary of Significant Accounting Policies

Timberland Savings Bank, S.S.B. (the Savings Bank) was established in 1915 and provides financial services to borrowers and depositors located primarily in Western Washington.

The accounting principles followed by the Savings Bank and its wholly-owned subsidiary, Timberland Service Corp., and the methods of applying them conform with generally accepted accounting principles and with general industry practice. The more significant accounting policies are summarized below.

Principles of Consolidation:

All significant intercompany balances and transactions between the Savings Bank and its subsidiary have been eliminated in consolidation.

Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Financial Instruments:

For the year ended September 30, 1996, the Savings Bank has adopted Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments. Under SFAS No. 107, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties (Note 14).

Investments and Mortgage-Backed Securities:

In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, which was adopted as of October 1, 1994, the Savings Bank has classified its investments and mortgage-backed securities as follows:

Held-to-Maturity: Debt securities that management has the positive intent and ability to hold until maturity are classified as held-to-maturity and are stated at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the interest method.

Available-for-Sale: Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest rates, prepayment rates, need for liquidity, and changes in the availability of and the yield of alternative investments are classified as available-for-sale. These assets are stated at market value. Market value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and reported as a separate component of capital until realized.

Trading Securities: Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and stated at market value with unrealized gains and losses included in earnings. The Savings Bank has no investments or mortgage-backed securities classified for trading purposes.

Gains or losses upon disposition of securities, regardless of classification, are based on the net proceeds and the adjusted stated amount of the securities sold, using the specific-identification method.

Loans Receivable:
----------------

Loans receivable are reported at the principal amount outstanding, net of loans in process of completion, unearned income, an allowance for loan losses and participating interests sold.

Allowance for Losses:

Allowances for losses on specific problem loans and other real estate owned are charged to earnings when it is determined that the value of these loans and properties, in the judgment of management, is impaired. In addition to specific reserves, the Savings Bank also maintains general provisions for loan losses based on evaluating known and inherent risks in the loan portfolio, including management's continuing analysis of the factors and trends underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. The ultimate recovery of loans is susceptible to future market factors beyond the Savings Bank's control, which may result in losses or recoveries differing significantly from those provided in the consolidated financial statements.

The Savings Bank accounts for impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. These statements address the disclosure requirements and allocations of the allowance for loan losses for certain impaired loans. A loan within the scope of these statements is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. The Savings Bank excludes smaller balance homogeneous loans, including single family residential and consumer loans from the scope of this statement.

When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when it is determined that the sole source of repayment for the loan is the operation or liquidation of the underlying collateral. In such case, impairment is measured at current fair value of the collateral, reduced by estimated selling costs. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest and net deferred loan fees or costs), loan impairment is recognized by establishing or adjusting an allocation of the allowance for loan losses. SFAS No. 114, as amended, does not change the timing of charge-offs of loans to reflect the amount ultimately expected to be collected. At September 30, 1995, 1996 and 1997, respectively, the Savings Bank had no loans deemed to be impaired as defined by SFAS No. 114.

Loans Held for Sale:

Mortgage loans originated and intended for sale in the secondary market are stated at the lower of cost or estimated market value in the aggregate. Gains or losses on sales of loans are recognized at the time of sale and include adjustments to record such loans at the lower of cost or market. The gain or loss is determined by the difference between the net sales proceeds and the recorded value of the loans, including any remaining deferred loan fees.

Premises and Fixed Assets:

Premises and fixed assets are recorded at cost. Depreciation is computed on the straight-line method over the following estimated useful lives: buildings
- thirty to forty years; furniture and equipment - three to five years; automobile - five years. The cost of maintenance and repairs is charged to expense as incurred.

Other Real Estate Owned:

Other real estate owned consists of properties acquired through loan foreclosure and are initially recorded at fair value at the date of foreclosure. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding property are expensed.

Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the recorded value of a property exceeds its estimated net realizable value.

Interest on Loans and Loan Fees:

Interest on loans is recorded as income as borrowers' monthly payments become due. Allowances are established for uncollected interest on loans for which the interest is determined to be uncollectible. All loans past due three or more payments are placed on nonaccrual status and internally classified as substandard. Any interest income recorded in the current reporting period is fully reserved. Subsequent collections are applied proportionately to past due principal and interest. Loans are removed from nonaccrual status only when the loan is deemed current, and collectibility of principal and interest is no longer doubtful.

The Savings Bank charges fees for originating and servicing loans. These fees are for inspection of property and other miscellaneous services. That portion of loan fees exceeding the estimated cost of initiating and closing loans is deferred and amortized to income, on the level-yield basis, over the loan term. If the loan is repaid prior to maturity, the remaining balance is credited to income at the time of repayment.

Loan Servicing Fees:

Fees earned for servicing loans for the Federal Home Loan Mortgage Corporation ("FHLMC") are reported as income when the related mortgage loan payments are collected. Loan servicing costs are charged to expense as incurred.

Income Taxes:

The Savings Bank files a consolidated federal income tax return with its subsidiary. The Savings Bank qualifies under provisions of the Internal Revenue Code which permit, as a deduction from taxable income, an allowance for bad debts based on a percentage of taxable income. The percentage method bad debt deduction available was 8 percent for the years ended September 30, 1995 and 1996.

Due to the passage of the Small Business Job Protection Act, effective October 1, 1996, the percentage-of-income bad debt deduction for federal tax purposes was eliminated. In addition, federal tax bad debt reserves which have been accumulated since October 1, 1988, that exceed the reserves which would have been accumulated based on actual experience, are subject to recapture over a six-year recapture period effective for tax years beginning October 1, 1996. However, the six-year recapture period may be postponed for up to two years provided the Savings Bank satisfies a mortgage origination test. As of September 30, 1997, the Savings Bank's federal tax bad debt reserves subject to recapture approximated $1,700,000.

Deferred federal income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. These will result in differences between income for tax purposes and income for financial statement purposes in future years (Note
11).

Advertising:

The Savings Bank expenses all advertising costs as incurred. Direct-response advertising costs incurred will be capitalized and amortized over the estimated period to be benefited.

Statement of Cash Flows:

Cash and due from financial institutions include cash, funds due from financial institutions, and certificates of deposit with maturities of ninety days or less.

Recently Adopted Accounting Standards:

In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement amends SFAS Nos. 65 and 115 and supersedes SFAS Nos. 76, 77 and 122 and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. It requires that liabilities and derivatives incurred or obtained by transferors as part of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer. Servicing assets and liabilities must be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and assessment for asset impairment or increased obligation based on their fair values. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996.

The Savings Bank adopted SFAS No. 125 effective January 1, 1997, as required. SFAS No. 125 also requires that mortgage servicing rights be evaluated for impairment based on the assets fair value. The Savings Bank estimates fair value by discounting servicing asset cash flows using discount and prepayment rates that it believes market participants would use. For purposes of measuring impairment, mortgage servicing rights are stratified predominantly by loan term.

Reclassifications:

Certain September 30, 1995 and 1996 amounts have been reclassified to conform to the September 30, 1997 presentation. The reclassifications had no effect on previously reported net income or capital.

NOTE 2.  Investments and Mortgage-Backed Securities

The following tables summarize the amortized cost, gross unrealized gains and losses, and the estimated market value of the Bank's investments and mortgage-backed securities at September 30, 1996 and 1997:

                                          GROSS       GROSS      ESTIMATED
                             AMORTIZED  UNREALIZED  UNREALIZED     MARKET
        1996                   COST       GAINS       LOSSES       VALUE
        ----                 ---------------------------------------------
Held-to-Maturity
  Mortgage-backed
    securities:
     FHLMC                 $1,848,550   $  2,356   $ (28,472)  $1,822,434
     FNMA                   1,536,235      5,095     (58,637)   1,482,693
     GNMA                   1,566,009        -0-      (5,522)   1,560,487
                           ----------------------------------------------
      TOTAL HELD-TO-
       MATURITY            $4,950,794   $  7,451   $ (92,631)  $4,865,614
                           ==============================================

Available-for-Sale
  FHLB stock               $1,470,300   $    -0-   $     -0-   $1,470,300
  FIIG stock                   81,240     20,136                  101,376
                           ----------------------------------------------
      TOTAL AVAILABLE-
       FOR-SALE            $1,551,540   $ 20,136   $     -0-   $1,571,676
                           ==============================================

                                          GROSS       GROSS      ESTIMATED
                             AMORTIZED  UNREALIZED  UNREALIZED     MARKET
        1997                   COST       GAINS       LOSSES       VALUE
        ----                 ---------------------------------------------
Held-to-Maturity
   Mortgage-backed
     securities:
     FHLMC                 $1,398,454   $  7,699   $ (12,600)  $1,393,553
     FNMA                   1,255,534      9,614     (39,596)   1,225,552
     GNMA                   1,336,241     26,519         -0-    1,362,760
                           ----------------------------------------------
       TOTAL HELD-TO-
        MATURITY           $3,990,229   $ 43,832   $ (52,196)  $3,981,865
                           ==============================================

Available-for-Sale
   FHLB stock              $1,586,400   $    -0-   $     -0-   $1,586,400
                           ==============================================

The FHLB stock has a par value of $100 per share and is recorded at cost. Stock owned in excess of required amounts can only be redeemed by the Federal Home Loan Bank of Seattle.

Mortgage-backed securities pledged as collateral for public fund deposits totaled $1,161,000 and $1,663,000 at September 30, 1996 and 1997,
respectively.

The contractual maturity of investments and mortgage-backed securities at September 30, 1997, follows. Expected maturities may differ from contractual maturities due to the prepayment of principal or call provision.

                                          GROSS       GROSS      ESTIMATED
                             AMORTIZED  UNREALIZED  UNREALIZED     MARKET
                               COST       GAINS       LOSSES       VALUE
                             ---------------------------------------------

Held-To-Maturity:
  Due after 1 year
    through 5 years        $  946,661   $  1,798   $ (12,600)  $  935,859
  Due after 10 years        3,043,568     42,034     (39,596)   3,046,006
                           ----------------------------------------------
                           $3,990,229   $ 43,832   $ (52,196)  $3,981,865
                           ==============================================

Available-For-Sale:
  FHLB stock               $1,586,400   $    -0-   $     -0-   $1,586,400
                           ==============================================

NOTE 3.  Loans Receivable - Net and Loans Held for Sale

Loans receivable including loans held for sale consisted of the following at September 30:

                                                1996         1997
                                         -----------------------------

Mortgage loans:
  One-to-four family                     $  89,761,659   $  96,252,021
  Multi-family                              12,569,371      12,177,603
  Commercial                                26,529,011      29,409,840
  Construction and land development         47,140,084      45,031,339
  Land                                       6,115,264       6,937,002
                                         -----------------------------
      TOTAL MORTGAGE LOANS                 182,115,389     189,807,805
                                         -----------------------------
Consumer loans:
  Home equity and second mortgage            6,576,284       8,142,495
  Other                                      2,474,958       2,824,365
                                         -----------------------------
      TOTAL CONSUMER LOANS                   9,051,242      10,966,860
                                         -----------------------------
Commercial business loans                      475,731         693,787
                                         -----------------------------
      TOTAL LOANS RECEIVABLE               191,642,362     201,468,452
                                         -----------------------------

Less:
  Undisbursed portion of loans in process   18,433,608      14,820,370
  Unearned income                            1,707,718       1,760,945
  Allowance for loan losses                  1,132,963       1,716,110
                                         -----------------------------
                                            21,274,289      18,297,425
                                         -----------------------------
      LOANS RECEIVABLE - NET               170,368,073     183,171,027
                                         -----------------------------
Loans held for sale (one-to-four family)     6,216,243       3,875,361
Market-value adjustment                        (89,373)        (19,068)
                                         -----------------------------
      LOANS HELD FOR SALE - NET              6,126,870       3,856,293
                                         -----------------------------
      LOANS RECEIVABLE AND LOANS HELD
        FOR SALE - NET                   $ 176,494,943    $187,027,320
                                         =============================
The composition of loans receivable including loans held for sale by interest rate type at September 30, 1997, is as follows:

                                      FIXED       ADJUSTABLE
                                      RATE           RATE           TOTAL
                                -------------------------------------------
Mortgage loans:
  One-to-four family            $ 12,951,771   $ 87,175,611   $ 100,127,382
  Multi-family                     5,404,429      6,773,174      12,177,603
  Commercial                       6,875,212     22,534,628      29,409,840
  Construction and land
    development                   35,180,824      9,850,515      45,031,339
  Land                             6,917,544         19,458       6,937,002
                                -------------------------------------------
       TOTAL MORTGAGE LOANS       67,329,780    126,353,386     193,683,166
                                -------------------------------------------

Consumer loans:
  Home equity and second mortgage  6,081,523      2,060,972       8,142,495
  Other                            2,730,873         93,492       2,824,365
                                -------------------------------------------
       TOTAL CONSUMER LOANS        8,812,396      2,154,464      10,966,860
                                -------------------------------------------

Commercial business loans            685,331          8,456         693,787
                                -------------------------------------------
       TOTAL LOANS              $ 76,827,507   $128,516,306     205,343,813
                                ===========================   -------------
Less:
  Undisbursed portion of
    loans in process                                             14,820,370
  Unearned income                                                 1,760,945
  Allowance for loan losses                                       1,716,110
  Market-value adjustment -
    loans held for sale                                              19,068
                                                              -------------
                                                                 18,316,493
                                                              -------------
        LOANS RECEIVABLE AND LOANS HELD FOR SALE - NET        $ 187,027,320
                                                              =============


NOTE 3.  (Continued)

The contractual maturity of loans receivable including loans held for sale at September 30, 1997, is as follows:

                                     ONE YEAR    THREE YEARS   FIVE YEARS
                          WITHIN         TO           TO          TO        AFTER
                         ONE YEAR   THREE YEARS  FIVE YEARS    TEN YEARS     TEN YEARS     TOTAL
                       ------------------------------------------------------------------------------

Mortgage loans:
  One-to-four family   $   494,834  $   637,626  $1,394,205   $ 3,883,095  $ 93,717,622  $100,127,382
  Multi-family                 -0-          322     626,126     6,752,589     4,798,566    12,177,603
  Commercial                15,947      244,713     595,210    10,418,019    18,135,951    29,409,840
  Construction
    and land
    development         23,171,038    7,978,457      17,384     1,227,335    12,637,125    45,031,339
  Land                     411,272    1,961,820   4,114,805       298,700       150,405     6,937,002
                       ------------------------------------------------------------------------------
    TOTAL MORT-
     GAGE LOANS         24,093,091   10,822,938   6,747,730    22,579,738   129,439,669   193,683,166
                       ------------------------------------------------------------------------------
Consumer loans:
  Home equity and
    second mortgage      2,062,239      580,532   1,456,866     1,754,855     2,288,003     8,142,495
  Other                  1,183,220      747,042     584,158       133,199       176,746     2,824,365
                       ------------------------------------------------------------------------------
    TOTAL CON-
     SUMER LOANS         3,245,459    1,327,574   2,041,024     1,888,054     2,464,749    10,966,860
                       ------------------------------------------------------------------------------
Commercial business
  loans                     80,634       10,158     588,461        14,534           -0-       693,787
                       ------------------------------------------------------------------------------
    TOTAL LOANS        $27,419,184 $ 12,160,670 $ 9,377,215   $24,482,326  $131,904,418   205,343,813
                       ================================================================  ------------
Less:
  Undisbursed portion of loans in process                                                  14,820,370
  Unearned income                                                                           1,760,945
  Allowance for loan losses                                                                 1,716,110
  Market-value adjustment - loans held for sale                                                19,068
                                                                                         ------------
                                                                                           18,316,493
                                                                                         ------------
                           LOANS RECEIVABLE AND LOANS HELD FOR SALE - NET                $187,027,320
                                                                                         ============

The weighted average interest rate on all loans at September 30, 1996 and 1997, was 8.77 percent and 8.79 percent respectively.

Loans serviced for the Federal Home Loan Mortgage Corporation and others at September 30, 1996 and 1997, $45,859,000 and $54,353,000 respectively.

At September 30, 1996 and 1997, the Savings Bank had commitments outstanding to originate mortgage loans at current market rates totaling $2,642,000 and $6,011,000 respectively.

At September 30, 1996 and 1997, the Savings Bank had commitments outstanding for nonmortgage loans totaling $1,621,000 and $2,922,000 respectively.

Officers, employees and trustees of the Savings Bank have outstanding loans which were made in the ordinary course of business. At September 30, 1996 and 1997, such loans approximated $1,862,000 and $1,820,000 respectively.

An analysis of loans outstanding to executive officers and trustees, net of percentage sold, as of September is as follows:

                                         1996          1997
                                      -----------------------
Balance, Beginning of period          $  702,392   $  845,444
   New loans                             377,150       17,500
   Repayments/sales                     (234,098)     (59,731)
                                      -----------------------
Balance, End of period                $  845,444   $  803,213
                                      =======================

At September 30, 1996 and 1997, the Savings Bank had non-accruing loans totaling approximately $1,520,000 and $7,555,000 respectively. At September 30, 1997, approximately $109,000 of loans were past due ninety days or more and still accruing. Unrecorded interest on the non-accrual loans totaled approximately $402,000 at September 30, 1997. No interest income was recorded on non-accrual loans for the year ended September 30, 1997.

An analysis of the allowance for loan losses at September 30 follows:

                                   1995           1996            1997
                                ---------------------------------------

Balance, Beginning of period    $ 1,120,108   $ 1,119,159   $ 1,132,963
  Provision for loan losses                        70,000       596,782
  Transfers                                       (54,718)       (3,000)
  Loans charged off                    (949)       (1,478)      (19,160)
  Recoveries                                                      8,525
                                ---------------------------------------

Balance, End of period          $ 1,119,159   $ 1,132,963   $ 1,716,110
                                =======================================

Mortgage servicing rights totaling $166,785 were capitalized subsequent to the adoption of SFAS Nos. 125 and 127 on January 1, 1997. Amortization of these rights was $8,446 for the period ended September 30, 1997. The balance of $158,339 is included in "Other Assets" in the consolidated balance sheet at September 30, 1997.

NOTE 4.  Premises and Fixed Assets

Premises and fixed assets consisted of the following at September 30:

                                                1996           1997
                                            -------------------------

Land                                        $ 1,130,286   $ 1,804,067
  Office buildings and improvements           3,073,018     4,261,597
  Furniture and equipment                     1,680,731     1,898,136
  Automobiles                                    21,883        21,883
  Property held for future expansion             20,584        20,584
  Construction and purchases in progress      1,230,679         6,199
                                            -------------------------
                                              7,157,181     8,012,466
  Less accumulated depreciation               2,300,834     2,581,279
                                            -------------------------
        TOTAL                               $ 4,856,347   $ 5,431,187
                                            =========================

NOTE 5.  Other Real Estate Owned

Other real estate owned consisted of the following at September 30:

                                                1996           1997
                                            -------------------------

Real estate acquired through foreclosure    $  194,765    $   466,161
Allowance for possible losses                  (70,232        (32,446)
                                            -------------------------
       TOTAL                                $  124,533    $   433,715
                                            =========================

On October 29, 1997, the Savings Bank accepted a deed in lieu of foreclosure on a condominium project which had an unpaid balance of $2,886,755 and was included in non-accruing loans at September 30, 1997. Management does not expect to incur any material loss upon disposition of the property.

An analysis of the allowance for possible losses follows:

                                          1995       1996         1997
                                       ---------------------------------
Balance, Beginning of period           $ 13,514    $  13,514   $  70,232
  Provision for additional losses        17,550        2,000         750
  Transfers                                           54,718       3,000
  Charged off                           (17,550)                 (41,536)
                                       ---------------------------------
Balance, End of period                 $ 13,514    $  70,232   $  32,446
                                       =================================

NOTE 6.  Accrued Interest Receivable

Accrued interest receivable consisted of the following at September 30:

                                             1996           1997
                                         ---------------------------

Loans receivable                         $  1,102,107   $  1,573,627
Less reserve for uncollected interest          84,204        479,992
                                            1,017,903      1,093,635
Interest bearing deposits and securities       38,982         43,417
                                         ---------------------------
        TOTAL                            $  1,056,885   $  1,137,052
                                         ===========================

NOTE 7.  Deposits

Deposits consisted of the following at September 30:

                                             1996           1997
                                         ---------------------------

Noninterest bearing                      $  3,571,060   $  5,163,986
N.O.W. checking                            18,002,534     19,587,043
Passbook savings                           25,400,165     26,268,977
Money market accounts                      13,364,304     14,423,860
Certificates of deposit                    93,332,220    104,758,135
Other                                       2,879,134      2,801,402
                                         ---------------------------
        TOTAL                            $156,549,417   $173,003,403
                                         ===========================

The weighted-average interest rate on all deposits at September 30, 1996 and 1997, was 4.55 percent and 4.64 percent respectively.

Officers, employees and trustees of the Savings Bank have deposits totaling $1,089,823 and $1,072,880 at September 30, 1996 and 1997, respectively.

Deposits of $100,000 or greater totaled $17,721,000 and $22,897,000 at September 30, 1996 and 1997, respectively.

Scheduled maturities of certificates of deposit accounts at September 30 are as follows:

                                             1996           1997
                                         ---------------------------

Within one year                          $ 64,201,806   $ 76,283,894
One to two years                           18,737,200     22,350,343
Two to five years                           9,814,221      5,736,988
After five years                              578,993        386,910
                                         ---------------------------
        TOTAL                            $ 93,332,220   $104,758,135
                                         ===========================

Certificates of deposit by scheduled maturity and interest rate at September 30, 1997, are as follows:

INTEREST RATE    WITHIN      ONE TO      TWO TO     OVER FIVE
    RANGE       ONE YEAR    TWO YEARS   FIVE YEARS    YEARS      TOTAL
-------------  -----------------------------------------------------------
 2.00 - 3.99%  $   153,078 $       -0- $      -0-   $    -0-  $    153,078
 5.00 - 5.99%   64,636,550  10,991,633  3,330,073    246,306    79,204,562
 6.00 - 6.99%   11,136,631   7,118,283  2,054,566     41,468    20,350,948
 7.00 and over     357,634   4,240,428    352,349     99,136     5,049,547
               -----------------------------------------------------------
      TOTAL    $76,283,893 $22,350,344 $5,736,988   $386,910  $104,758,135
               ===========================================================

Interest expense, by account type, is as follows at September 30:

                                   1995         1996          1997
                                ---------------------------------------

Certificates of deposit        $ 3,980,879   $ 5,270,398   $ 5,806,717
Money market accounts              468,575       520,235       514,495
Passbook savings                   820,657       737,665       749,593
N.O.W. checking                    425,493       421,187       445,038
                               ---------------------------------------
     TOTAL                     $ 5,695,604   $ 6,949,485   $ 7,515,843
                               =======================================

NOTE 8.  Federal Home Loan Bank Advances

The Savings Bank has been approved for participation in the Federal Home Loan Bank of Seattle Cash Management Advance Program, maturing July 1998, with a maximum facility of $10,210,000. Advances requested under this program are payable on demand or, if no demand is made, in one year from the date of advance and bear interest at the rate in effect at that time. Advances are subject to the existing Advances, Security and Deposit Agreement and are granted at the sole discretion of the Federal Home Loan Bank of Seattle. There were no advances outstanding under the Cash Management Advance Program at September 30, 1996 and 1997.

The Advances, Security and Deposit Agreement which includes the Cash Management Advance Program, is maintained at 20 percent of total assets. The Savings Bank had advances at September 30, 1997, as follows:

 Borrowing              Interest Rate    Maturity Date    Balance
------------            -------------    -------------    --------

Fixed rate                  6.70%          04/28/98      $    500,000
Fixed rate (monthly
  amortization)             6.11%          02/22/02           442,491
Fixed rate callable         5.39%          06/03/02        10,000,000
Fixed rate (monthly
  amortization)             6.55%          02/22/06         1,298,813
                                                         ------------
                                                         $ 12,241,304
                                                         ============
The weighted average rate for all advances at September 30, 1997 was 5.60 percent.

Under the Advances, Security and Deposit Agreement, virtually all of the Savings Bank's assets, not otherwise encumbered, are pledged as collateral for advances.

At September 30, 1997, annual repayments of FHLB advances, through September 30, 2002, and thereafter, totaled $500,000 for the year ending September 30, 1998, $10,442,491 for the year ending September 30, 2002 and $1,298,813 for the year ending September 30, 2006.

NOTE 9.  Other Liabilities and Accrued Expenses

Other liabilities and accrued expenses consisted of the following at September
30:
                                             1996        1997
                                         -----------------------

S.A.I.F. special assessment              $  874,917   $      -0-
Federal income taxes                        237,735      482,877
Accrued pension and profit sharing          417,137      492,680
Accrued interest on deposits and
  FHLB advances                             138,246      146,885
Accounts payable and accrued expenses -
  other                                     455,670      541,064
                                         -----------------------
     TOTAL                               $2,123,705   $1,663,506
                                         =======================

NOTE 10.  Regulatory Capital

As a Washington-chartered savings bank, the Savings Bank is subject to the capital requirements of the FDIC and the Division. The FDIC requires state-chartered savings banks, including the Savings Bank, to have a minimum leverage ratio of Tier 1 capital to total assets of at least 3 percent, provided that all institutions other than those (i) receiving the highest rating during the examination process and (ii) not anticipating any significant growth are required to maintain a ratio of 1 percent to 2 percent above the stated minimum with an absolute total capital to risk-weighted assets of at least 8 percent. The Savings Bank has not been notified by the FDIC of any leverage capital requirements specifically applicable to it.

The Savings Bank's capital position relative to its FDIC capital requirements at September 30, 1997, is as follows:

                                         AMOUNT           PERCENT
                                      ----------------------------
Tier 1 (leverage) capital             $ 24,644,885         12.01
Tier 1 (leverage) capital requirement    8,204,760          4.00
                                      --------------------------
   EXCESS                             $ 16,440,125          8.01
                                      ==========================

Tier 1 risk adjusted capital          $ 26,360,885         17.43
Tier 1 risk adjusted capital
  requirement                            6,049,400          4.00
                                      --------------------------
   EXCESS                             $ 20,311,485         13.43
                                      ==========================

Total risk-based capital              $ 26,360,885         17.43
Total risk-based capital requirement    12,098,800          8.00
                                      --------------------------
   EXCESS                             $ 14,262,085          9.43
                                      ==========================

The Savings Bank's total capital to total assets at September 30, 1996 and 1997, was 11.0 percent and 11.7 percent respectively.

NOTE 11.  Federal Income Taxes

The Savings Bank has qualified under provisions of the Internal Revenue Code that permit federal income taxes to be computed after deduction of additions to bad debt reserves. Accordingly, capital includes approximately $2,100,000 for which no provision for federal income taxes has been made. If in the future capital is used for any purpose other than to absorb bad debt losses, federal income taxes at the current applicable rates would be imposed.

The components of the provision for income taxes at September 30 are as follows:

                                 1995          1996         1997
                             ---------------------------------------
   Current                   $ 1,422,976   $ 1,607,307   $ 1,872,333
   Deferred (credit)             180,000      (188,000)      (42,000)
                             ---------------------------------------
      TOTAL                  $ 1,602,976   $ 1,419,307   $ 1,830,333
                             =======================================

The components of federal income taxes at September 30 are as follows:

                                             1996        1997
                                         -----------------------
Current                                  $  48,911   $  342,877
Deferred                                   182,000      140,000
Deferred, available-for-sale securities      6,824          -0-
                                         ----------------------
    TOTAL                                $ 237,735   $  482,877
                                         ======================
The components of the Bank's deferred tax assets and liabilities at September 30 are as follows:

                                             1996        1997
                                         -----------------------

Deferred tax assets:
  Accrued interest on loans              $     -0-    $  87,424
  S.A.I.F. special assessment              297,472          -0-
  Depreciation                              22,620       26,488
  Accrued vacation                          18,112       23,602
  Deferred compensation                     30,021       60,041
  Loans held for sale market value
    adjustment                              30,387        6,483
                                         ----------------------
       TOTAL DEFERRED TAX  ASSETS          398,612      204,038
                                         ----------------------

Deferred tax liabilities:
  FHLB and FIIG stock dividends            277,692      306,544
  Federal income tax bad debt deduction    269,274          -0-
  Real estate sale, installment basis       33,212       32,858
  Unrealized securities gains                6,824          -0-
  Other                                        434        4,636
                                         ----------------------
       TOTAL DEFERRED TAX LIABILITIES      587,436      344,038
                                         ----------------------
       DEFERRED TAX LIABILITY - NET      $ 188,824    $ 140,000
                                         ======================

The provision for federal income taxes differs from that computed at the statutory corporate tax rate at September 30 as follows:

                                 1995          1996         1997
                             ---------------------------------------

Tax provision at statutory
  rate                       $1,564,907     $1,393,018    $1,754,138
Bad debt deduction
Gain on sale of other
  real estate owned
Nondeductible losses/
  expenses - net                 10,021         27,659         8,024
Other - net                      28,048         (1,370)       68,171
                             ---------------------------------------
    TOTAL TAX EXPENSE        $1,602,976     $1,419,307    $1,830,333
                             =======================================

NOTE 12.  Profit Sharing Plans

The Savings Bank maintains a tax-qualified profit sharing plan for the benefit of all eligible employees who are at least twenty-one years of age and work a minimum of 501 hours. The Savings Bank contributed $177,581 and $171,616 to the plan in 1996 and 1997 respectively. Contributions are made on a discretionary basis.

In addition, the Savings Bank has an employee bonus plan based on net income. Bonuses accrued for the years ended September 30, 1996 and 1997, totaled $107,112 and $144,472 respectively.
                                   70

NOTE 13.  Deferred Compensation/Noncompetition Agreement

The Savings Bank has a deferred compensation/noncompetition arrangement with its chief executive officer which will provide monthly payments of $1,600 per month if retirement occurs at age sixty-two or $2,000 per month if retirement occurs at age sixty-five. Once payments have commenced they will continue until his death, at which time payments will continue to his surviving spouse until her death or for sixty months. The present value of the payments based upon the life expectancy of the chief executive officer are being accrued based on a retirement age of sixty-five and are included in other liabilities in the consolidated financial statements. As of September 30, 1996 and 1997, $132,444 and $176,592 respectively, has been accrued under the agreement.

NOTE 14.  Fair Value of Financial Instruments

The Savings Bank has adopted Statement of Financial Accounting Standards No. 107, Disclosure About Fair Value of Financial Instruments, which requires disclosure of estimated fair values for financial instruments. Such estimates are subjective in nature and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. Major assumptions, methods, and fair value estimates for the Savings Bank's significant financial instruments are set forth below.

Cash and Due from Financial Institutions: The recorded amount is a reasonable estimate of fair value.

Investments and Mortgage-backed Securities and Loans Held for Sale: The fair value of investments and mortgage-backed securities and loans held for sale have been based upon quoted market prices or dealer quotes.

Loans Receivable - Net: Fair values for loans are estimated for portfolios of loans with similar financial characteristics. Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities. Prepayments are based upon the historical experience of the Savings Bank.

Mortgage Servicing Rights: The fair value of mortgage servicing rights is estimated using projected cash flows, adjusted for the effects of anticipated prepayments, using a market discount rate.

Other Assets, Other Liabilities and Accrued Expenses: The recorded amount is a reasonable estimate of fair value because of the short-term nature of these items.

Deposits: The fair value of deposits with no stated maturity date are included at the amount payable on demand. The fair value of fixed-maturity certificates of deposit is estimated by discounting future cash flows using the rates currently offered by the Savings Bank for deposits of similar remaining maturities.

Federal Home Loan Bank Advances: The fair value of borrowed funds is estimated by discounting the future cash flows of the borrowings at a rate which approximates the current offering rate of the borrowings with a comparable remaining life.

The estimated fair values of financial instruments at September 30, 1997, are as follows:

                                               RECORDED          FAIR
                                                AMOUNT           VALUE
                                              ---------------------------
Financial assets:
  Cash and due from financial institutions    $ 11,446,455   $ 11,446,000
  Investments and mortgage-backed securities     5,576,629      5,568,000
  Loans receivable - net and loans held
    for sale                                   187,027,320    191,655,000
  Mortgage servicing rights                        158,339        166,000
  Other assets                                   1,913,168      1,913,000

Financial liabilities:
  Deposits                                     173,003,403    173,468,000
  Federal Home Loan Bank advances               12,241,304     12,176,000
  Other liabilities and accrued expenses         1,663,506      1,664,000
                                 71

NOTE 15.  Conversion to Capital Stock Form of Ownership:

The Board of Trustees of the Savings Bank adopted a Plan of Conversion on July 10, 1997, to convert from a Washington-chartered mutual savings bank to a Washington-chartered capital stock savings bank with the concurrent formation of a holding company, subject to approval by the regulatory authorities and members of the Savings Bank. The conversion is expected to be accomplished through amendment of the Savings Bank's Washington charter and the sale of the holding company's common stock in an amount equal to the consolidated proforma market value of the holding company and the Savings Bank after giving effect to the conversion. The shares of common stock will be offered initially to the Savings Bank's depositors, employee benefit plans and to certain other eligible subscribers in a subscription offering. It is anticipated that any shares not purchased in the subscription offering will be offered in a direct community offering, and then any remaining shares offered to the general public in a syndicated community offering.

At the time of the conversion, the Savings Bank will establish a liquidation account in an amount equal to its capital as of the last date of the consolidated statement of financial condition appearing in the final prospectus. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Savings Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Savings Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

Under Washington law, the holding company is prohibited from paying a dividend if, as a result of its payment, the holding company would be unable to pay its debts as they become due in the normal course of business, or if the Holding Company's total liabilities would exceed its total assets. As a converted institution, the Savings Bank also will be subject to the regulatory restriction that it will not be permitted to declare or pay a dividend on or repurchase any of its capital stock if the effect thereof would be to cause its regulatory capital to be reduced below the amount required for the liquidation account established in connection with the conversion.

 Conversion costs will be deferred and reduce the proceeds from the shares sold in the conversion. If the conversion is not completed, all costs will be charged as an expense. Conversion costs incurred for the year ended September 30, 1997, were approximately $145,000.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

            Not applicable.

                              PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The Board of Directors of the Savings Bank is presently composed of nine members, who are elected for terms of three years, one-third of whom are elected annually in accordance with the Bylaws of the Savings Bank. The executive officers of the Savings Bank are elected annually by the Board of Directors and serve at the Board's discretion. The following table sets forth information with respect to the Directors and executive officers of the Savings Bank.

                      Directors of the Company

                         Age at                         Current
                         September       Director       Term
Name                     30, 1997        Since          Expires
----                     --------        -----          -------

Richard R. Morris, Jr.     60            1997            1998
Jon C. Parker              48            1997            1998
James C. Mason             42            1997            1998
Clarence E. Hamre          63            1997            1999
Robert Backstrom           68            1997            1999
Andrea M. Clinton          40            1997            1999
Michael R. Sand            43            1997            2000
Alan E. Smith              66            1997            2000
Peter J. Majar             70            1997            2000

                       Directors of the Savings Bank

                         Age at                         Current
                         September       Director       Term
Name                     30, 1997        Since          Expires
----                     --------        -----          -------

Clarence E. Hamre          63            1969            1999
Michael R. Sand            43            1993            2000
Andrea M. Clinton          40            1996            1999
Robert Backstrom           68            1992            1999
Richard R. Morris, Jr.     60            1992            1998
Alan E. Smith              66            1992            2000
Peter J. Majar             70            1987            2000
Jon C. Parker              48            1992            1998
James C. Mason             42            1993            1998

           Executive Officers of the Company and Savings Bank

                   Age at                    Position
                   September  ------------------------------------------
Name               30, 1997   Company                 Savings Bank
----               --------   -------                 ------------

Clarence E. Hamre    63       Chairman of the Board,  Chairman of the Board,
                              President and Chief     President and Chief
                              Executive Officer       Executive Officer
Michael R. Sand      43       Executive Vice          Chief Financial Officer
                              President and           and Executive Vice
                              Secretary               President, Secretary and
                                                      Director
Paul G. MacLeod      53       Treasurer               Treasurer

Biographical Information

     Clarence E. Hamre has served as the Savings Bank's President and Chief Executive Officer since 1969.

     Michael R. Sand has served as the Savings Bank's Executive Vice President since 1986. Mr. Sand is the President of the Aberdeen Neighborhood Housing Services, the former President of the Grays Harbor Chamber of Commerce and a member of the Hoquiam Lion's Club.

     Paul G. MacLeod is the Savings Bank's Treasurer and has been with the Savings Bank since 1987.

Item 11.   Executive Compensation
---------------------------------

     Summary Compensation Table. The following information is furnished for Messrs. Hamre and Sand. No other executive officer of Savings Bank received salary and bonus in excess of $100,000 during the year ended September 30, 1997.

                                 Annual Compensation
                    --------------------------------------------
                                                    Other Annual  All Other
Name and                                            Compensation  Compensation
Position            Year(1)    Salary($)  Bonus($)  ($)(2)        ($)(3)
--------            -------    ---------  --------  ------        ------

Clarence E. Hamre    1997      $152,289   $26,778      --          $59,148
 Chairman of the     1996       146,588    29,997      --           59,148
 Board, President
 and Chief
 Executive Officer

Michael R. Sand      1997      $95,673      4,742      --           10,042
Executive Vice       1996       91,004      5,246      --            9,625
President and Secretary

-------------
(1) Information prior to 1996 is not disclosed because the Company was not a SEC-registrant during the time.
(2) Includes perquisites and other personal benefits, unless the aggregate amount of such compensation is the lesser of either $50,000 or 10% of total annual salary and bonus.
(3) Includes amounts paid in connection with (i) any contract or arrangement with the Savings Bank, (ii) dollar value of amounts earned on long-term incentive plans; (iii) contributions made by the Savings Bank on behalf of the officer to vested and unvested defined contribution plans.

     Deferred Compensation Agreement. The Savings Bank has entered into a deferred compensation agreement with Mr. Hamre which provides that, commencing upon his retirement at or after age 65, Mr. Hamre will receive $2,000 per month for life. The monthly benefit is reduced to $1,600 per month in the event of Mr. Hamre's retirement prior to age 65. At Mr. Hamre's death, the monthly benefit would be payable to his surviving spouse until the earlier to occur of her death or 60 months. At September 30, 1997, the Savings Bank had accrued $177,000 in compensation expense with respect to its obligation to Mr. Hamre under the agreement.

Directors' Compensation

     Board Fees. Except for the Messrs. Hamre and Sand, Directors are paid $500 per month and $250 for each regular Board meeting that they attend. Directors also receive $200 for each special Board meeting or committee meeting that they attend. Director fees totalled $88,000 for the year ended September 30, 1997. It is currently anticipated that, after completion of the Conversion, directors' fees will be paid by the Company and no separate fees will be paid for service on the Board of Directors of the Savings Bank.

     Deferred Compensation Plan. The Savings Bank maintains a deferred compensation plan for the benefit of directors who may elect to defer receipt of all or a portion of their fees until retirement or termination of service. At the director's election, benefits are distributed in a lump sum or installment payments. At September 30, 1997, none of the Savings Bank's directors had elected to participate in the plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners.

          The Company had no shares of common stock outstanding at September 30, 1997.

     (b)  Security Ownership of Management.

          The Company had no shares of common stock outstanding at September 30, 1997.

     (c)  Changes In Control

          The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     Current law requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features. The Savings Bank is therefore prohibited from making any new loans or extensions of credit to the Savings Bank's executive officers and directors and at different rates or terms than those offered to the general public and has adopted a policy to this effect. The aggregate amount of loans by the Savings Bank to its executive officers and directors was approximately $803,000 at September 30, 1997. Such loans (i) were made in the ordinary course of business, (ii) were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Savings Bank's other customers, and (iii) did not involve more than the normal risk of collectibility or present other unfavorable features when made.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

     (a)  Exhibits

          3.1  Articles of Incorporation of the Registrant*
          3.2  Bylaws of the Registrant*
          27   Financial Data Schedule

-----------------
* Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817).

     (b)  Reports on Form 8-K

          No Reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                  SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TIMBERLAND BANCORP, INC.


Date:  December 24, 1997        By: /s/ Clarence E. Hamre
                                    -----------------------------------------
                                    Clarence E. Hamre
                                    Chairman of the Board, President and Chief
                                    Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                 TITLE                             DATE
----------                 -----                             ----

/s/ Clarence E. Hamre
------------------------  Chairman of the Board,         December 24, 1997
Clarence E. Hamre         President, Chief Executive
                          Officer and Director
                          (Principal Executive Officer)

/s/ Michael R. Sand
------------------------  Executive Vice President,      December 24, 1997
Michael R. Sand           Secretary and Director
                          (Principal Financial and
                          Accounting Officer)

/s/ Andrea M. Clinton
------------------------  Director                       December 24, 1997
Andrea M. Clinton

/s/ Robert Backstrom
------------------------  Director                       December 24, 1997
Robert Backstrom

/s/ Richard R. Morris
------------------------  Director                       December 24, 1997
Richard R. Morris

/s/ Alan E. Smith
------------------------  Director                       December 24, 1997
Alan E. Smith

/s/ Peter J. Majar
------------------------  Director                       December 24, 1997
Peter J. Majar

/s/ Jon C. Parker
------------------------  Director                       December 24, 1997
Jon C. Parker

/s/ James C. Mason
------------------------   Director                      December 24, 1997
James C. Mason

                                  Exhibit 27
                   Financial Data Schedule (in thousands)

This schedule contains financial information extracted from the consolidated financial statements of Timberland Bancorp, Inc. for the year ended September 30, 1997 and is qualified in its entirety by reference to such financial statements.

                 Financial Data
                 as of or for the year
Item Number      ended September 30, 1997     Item Description
-----------      ------------------------     ----------------
9-03 (1)                 4,996                Cash and Due from Banks
9-03 (2)                 6,450                Interest - bearing deposits
9-03 (3)                  NA                  Federal funds sold - purchased
                                              securities for resale
9-03 (4)                  NA                  Trading account assets
9-03 (6)                 1,586                Investment and mortgage backed
                                              securities held for sale
9-03 (6)                 3,990                Investment and mortgage backed
                                              securities held to maturity -
                                              carrying value
9-03 (6)                 3,982                Investment and mortgage backed
                                              securities held to maturity -
                                              market value
9-03 (7)               188,743                Loans
9-03 (7)(2)              1,716                Allowance for loan losses
9-03 (11)              211,553                Total assets
9-03 (12)              173,003                Deposits
9-03 (13)                  500                Short - term borrowings
9-03 (15)                1,664                Other liabilities
9-03 (16)               11,741                Long - term debt
9-03 (19)                 NA                  Preferred stock - mandatory
                                              redemption
9-03 (20)                 NA                  Preferred stock - no mandatory
                                              redemption
9-03 (21)                 NA                  Common stocks
9-03 (22)               24,645                Other stockholders' equity
9-03 (23)              211,553                Total liabilities and
                                              stockholders' equity
9-04 (1)                17,418                Interest and fees on loans
9-04 (2)                   395                Interest and dividends on
                                              investments
9-04 (4)                   134                Other interest income
9-04 (5)                17,947                Total interest income
9-04 (6)                 7,516                Interest on deposits
9-04 (9)                 8,386                Total interest expense
9-04 (10)                9,562                Net interest income
9-04 (11)                  596                Provision for loan losses
9-04 (13)(h)              -0-                 Investment securities gains/
                                              (losses)
9-04 (14)                5,041                Other expenses
9-04 (15)                5,159                Income/loss before income tax
9-04 (17)                5,159                Income/loss before extraordinary
                                              items
9-04 (18)                 NA                  Extraordinary items, less tax
9-04 (19)                 NA                  Cumulative change in accounting
                                              principles
9-04 (20)                3,329                Net income or loss
9-04 (21)                 NA                  Earnings per share - primary
9-04 (21)                 NA                  Earnings per share - fully
                                              diluted
I.B. 5                    9.09%               Net yield - interest earnings -
                                              actual
III.C.1. (a)             7,555                Loans on non - accrual
III.C.1. (b)               109                Accruing loans past due 90 days
                                              or more
III.C.2. (c)                70                Troubled debt restructuring
III.C.2                   --                  Potential problem loans
IV.A.1                   1,133                Allowance for loan loss -
                                              beginning of period
IV.A.2                      22                Total chargeoffs
IV.A.3                       9                Total recoveries
IV.A.4                   1,716                Allowance for loan loss - end of
                                              period
IV.B.1                   1,716                Loan loss allowance allocated to
                                              domestic loans
IV.B.2                    --                  Loan loss allowance allocated to
                                              foreign loans
IV.B.3                    --                  Loan loss allowance -
                                              unallocated