Form 10-Q
period 1997-12-31
TIMBERLAND BANCORP INC
filed 1998-02-10
CIK 1046050

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended December 31, 1997

                             OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Transition Period From _____ to _____.

               Commission file number 0-23333

                        TIMBERLAND BANCORP, INC.
       (Exact name of registrant as specified in its charter)

             Washington                      91-1863696
      (State of Incorporation)     (IRS Employer Identification No.)

               624 Simpson Avenue, Hoquiam, Washington
               (Address of principal executive office)

                                 98550
                               (Zip Code)

                             (360) 533-4747
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       CLASS                       SHARES OUTSTANDING AT FEBRUARY 9, 1998
       -----                       --------------------------------------
common stock, $.01 par value                    6,612,500

INDEX

                                                                     Page
                                                                     ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets                                  3

         Consolidated Statements of Income                            4

         Consolidated Statements of Cash Flows                        5-6

         Notes to Consolidated Financial Statements (unaudited)       7

Item 2. Management's Discussion and Analysis of Financial Condition 8-11 and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.  11


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                            12

Item 2.  Changes in Securities and Use of Proceeds                    12

Item 3.  Defaults Upon Senior Securities                              12

Item 4.  Submission of Matters to a Vote of Security Holders          12

Item 5.  Other Information                                            12

Item 6.  Exhibits and Reports on Form 8-K                             13

SIGNATURES                                                            14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------

                       TIMBERLAND SAVINGS BANK, S.S.B
                        CONSOLIDATED BALANCE SHEETS
                  September 30, 1997 and December 31, 1997
                                (unaudited)

                                  ASSETS
                                              September 30,      December 31,
                                                       1997             1997
                                              ------------------------------

Cash and due from financial institutions:
Noninterest bearing deposits                  $  4,996,116     $   5,097,812
Interest bearing deposits                        6,450,339        84,698,447
                                              ------------------------------
                                                11,446,455        89,796,259
                                              ------------------------------
Investments and mortgage-backed securities:
Held to maturity                                 3,990,229         3,577,642
Available for sale                               1,586,400         1,618,300
                                              ------------------------------
                                                 5,576,629         5,195,942
                                              ------------------------------
Loans receivable - net                         183,171,027       183,392,977
Loans held for sale - at market value            3,856,293         3,897,879
                                              ------------------------------
                                               187,027,320       187,290,856
                                              ------------------------------
Accrued interest receivable                      1,137,052         1,269,933
Premises and fixed assets - net                  5,431,187         5,446,001
Other real estate owned - net                      433,715         3,482,158
Other assets                                       500,740           796,947
                                              ------------------------------
TOTAL ASSETS                                 $ 211,553,098     $ 293,278,096
                                              ------------------------------
                          LIABILITIES AND CAPITAL

LIABILITIES
Deposits                                     $ 173,003,403     $  254,062,095
Federal Home Loan Bank advances                 12,241,304         12,212,028
Other liabilities and accrued expenses           1,663,506          1,555,138
                                              ------------------------------
TOTAL LIABILITIES                              186,908,213        267,829,261
                                              ------------------------------
CAPITAL
Retained Earnings                               24,644,885         25,448,835
                                              -------------------------------
TOTAL CAPITAL                                   24,644,885         25,448,835
                                              -------------------------------
TOTAL LIABILITIES AND CAPITAL                $ 211,553,098     $  293,278,096
                                              -------------------------------
See notes to unaudited consolidated financial statements

                      TIMBERLAND SAVINGS BANK, S.S.B.
                     CONSOLIDATED STATEMENTS OF INCOME
          For the three months ended December 31, 1996 and 1997
                               (unaudited)

                                               Three Months Ended December 31,
                                                    1996              1997
                                                    ----------------------

INTEREST AND DIVIDEND INCOME
Loans receivable                               $  4,298,102     $  4,331,706
Investments and mortgage-backed securities           76,817           58,304
F.H.L.B. Dividends                                   29,567           31,989
Financials institutions                              36,372          232,519
                                                 ---------------------------
TOTAL INTEREST INCOME                             4,440,858        4,654,518
                                                 ---------------------------
INTEREST EXPENSE
Deposits                                          1,801,626        2,066,508
Federal Home Loan Bank advances                     265,184          174,142
                                                 ---------------------------
TOTAL INTEREST EXPENSE                            2,066,810        2,240,650
                                                 ---------------------------
NET INTEREST INCOME                               2,374,048        2,413,868

PROVISION FOR LOAN LOSSES                            87,500           60,000
Net interest income after provision for          ---------------------------
 loan losses                                      2,286,548        2,353,868
                                                 ---------------------------
NONINTEREST INCOME
Service charges on deposits                          71,714           87,310
Gain on sale of loans - net                          75,914           80,188
Other fees                                           40,731           52,111
Income (loss) on operations of real estate - net      2,634           (1,859)
Escrow and annuity fees                              22,342           41,159
Servicing income on loans sold                         --             46,444
Other                                                19,600           18,943
                                                 ---------------------------
TOTAL NONINTEREST INCOME                            232,935          324,296
                                                 ---------------------------
NONINTEREST EXPENSE
Salaries and employee benefits                      692,537          838,663
Premises and fixed assets                           162,963          182,927
Deposit insurance premiums                             --             25,991
Advertising                                          43,942           72,287
Other                                               288,028          370,999
                                                 ---------------------------
TOTAL NONINTEREST EXPENSE                         1,187,470        1,490,867
                                                 ---------------------------
INCOME BEFORE INCOME TAXES                        1,332,013        1,187,297

PROVISION FOR INCOME TAXES                          484,984          383,347
                                                 ---------------------------
NET INCOME                                       $  847,029       $  803,950
                                                 ---------------------------

See notes to unaudited consolidated financial statements

                  TIMBERLAND SAVINGS BANK, S.S.B.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the three months ended December 31, 1996 and 1997
                           (unaudited)
                                                       Three Months Ended
                                                         December 31,
                                                      1996              1997
                                                      ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $   847,029 $   803,950
Noncash revenues, expenses, gains and losses
  included in income:
Depreciation                                              62,067      84,910
Federal Home Loan Bank stock dividends                   (29,500)    (31,900)
Market value adjustment - loans held for sale            (39,741)    (12,439)
Gain on sale of other real estate owned, net              (1,413)          0
Provision for loan and other real estate owned losses     87,500      59,526
Net increase in loans originated for sale               (648,103)    (29,147)
Increase in other assets, net                            (15,260)   (429,088)
Decrease in other liabilities and accrued expenses, net (611,350)   (108,368)
                                                    ------------------------
                                                      (1,195,800)   (466,506)
                                                    ------------------------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES        (348,771)    337,444
                                                    ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Principal repayments on mortgage-backed securities       175,401     412,587
Increase in loans receivable, net                     (7,004,426)   (281,950)
Additions to premises and fixed assets, net             (222,184)    (99,724)
Additions to other real estate owned                    (183,235) (3,049,693)
Dispositions of other real estate owned                   41,375        1724
                                                    ------------------------
NET CASH USED BY INVESTING ACTIVITIES                 (7,193,069) (3,017,056)
                                                    ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in certificates of deposit, net    6,266,772  (5,113,226)
Increase (decrease) in other deposits, net            (2,981,750) 86,171,918
Increase (decrease) in Federal Home Loan Bank
 advances, net                                         5,473,139     (29,276)
                                                    ------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES              8,758,161  81,029,416
                                                    ------------------------
NET INCREASE IN CASH                                   1,216,321  78,349,804

Cash and due from financial institutions, Beginning    5,055,325  11,446,455
                                                    ------------------------
Cash and due from financial institutions, Ending     $ 6,271,646 $89,796,259
                                                    ------------------------

See notes to unaudited consolidated financial statements         (continued)

                                                       Three Months Ended
                                                         December 31,
                                                      1996              1997
                                                      ----------------------

Supplemental Disclosure of Cash Flow Information
Income taxes paid                                    $    25,000 $   252,289
Interest paid                                        $ 2,035,837 $ 2,192,717

Supplemental Disclosure of Noncash Investing Activities
Loans transferred to other real estate owned         $ 2,964,261 $   161,598


See notes to unaudited consolidated financial statements

Timberland Savings Bank, S.S.B.
Notes to Consolidated Financial Statements (unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)  Basis of Presentation:

The unaudited consolidated financial statements for Timberland Savings Bank, S.S.B. ("Bank"), which is the predecessor of Timberland Bancorp, Inc. ("Company") prior to January 12, 1998, were prepared in accordance with the instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the full fiscal year.

(b)  Principles of Consolidation:
The interim consolidated financial statements of the Bank include the accounts of Timberland Savings Bank, S.S.B. and its wholly-owned subsidiary, Timberland Service Corp. All significant intercompany balances have been eliminated in consolidation.

(2)  STOCK CONVERSION
On January 12, 1998, the Bank converted from a Washington-chartered mutual savings bank to a Washington-chartered capital stock savings bank and became a wholly-owned subsidiary of the Company. The stock conversion resulted in the sale and issuance of 6,612,500 shares of $.01 par value common stock at a price of $10.00 per share which resulted in gross proceeds of $66,125,000. After reducing gross proceeds for estimated conversion costs of $1,045,000, net proceeds totaled $65,080,000. In conjunction with the conversion, the Company loaned $7,930,307 to the Bank's employee stock ownership plan for the purchase of 529,000 shares of common stock in the open market immediately following the completion of the stock conversion.

(3) EARNINGS PER SHARE
The 6,612,500 shares of common stock were issued on January 12, 1998; accordingly, earnings per share for the three months ended December 31, 1996 and 1997 are not presented.

(4) ACCOUNTING CHANGES
Accounting for Employee Stock Ownership Plans. In November 1993 the American Institute of Certified Public Accountants issued SOP 93-6, which requires an employer to record compensation expense in an amount equal to the fair value of shares committed to be released to employees from an employee stock ownership plan and to exclude unallocated shares from earnings per share computations. The effect of SOP 93-6 on net income and book value per share in future periods cannot be predicted due to the uncertainty of the fair value of the shares at the time they will be committed to be released. Subsequent to the Bank's conversion to stock ownership on January 12, 1998, the Company acquired 529,000 shares for its employee stock ownership plan.

Earnings Per Share. SFAS No. 128, "Earnings Per Share," issued in February 1997, establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly-held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and requires the dual presentation of basic and diluted EPS on the face of the income statement. SFAS No. 128 is effective for the financial statements for the periods ending after December 15, 1997. SFAS No. 128 requires restatement of all prior period EPS data presented. Subsequent to its conversion to stock ownership on January 12, 1998, the Company adopted SFAS No. 128 for all future periods.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operation
          --------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Bank at and for the three months ended December 31, 1997.

Comparison of Financial Condition at September 30, 1997 and December 31, 1997

Total Assets: Total assets increased 38.6% from $211.6 million at September 30, 1997 to $293.3 million at December 31, 1997, primarily as a result of funds received for stock orders for the conversion stock offering. Stock subscription orders were received through December 17, 1997; however the stock was not issued until January 12, 1998.

Cash and Due from Financial Institutions:   Cash and due from financial
institutions increased by 684.5% from $11.4 million at September 30, 1997 to $89.8 million at December 31, 1997, primarily as a result of funds received for conversion stock orders.

Investments and Mortgage-backed Securities: Investments and mortgage-backed securities decreased by 6.8% from $5.6 million at September 30, 1997 to $5.2 million at December 31, 1997. This decrease was attributable primarily to prepayments.

Loans Receivable, including Loans Held-for-sale, net: Loans receivable, including loans held-for-sale, net, increased by .1% from $187.0 million at September 30, 1997 to $187.3 million at December 31, 1997.

Other Real Estate Owned, net: Other real estate owned, net, increased by 702.9% from $434,000 at September 30, 1997 to $3.5 million at December 31, 1997. This increase is primarily attributable to the Bank accepting a deed in lieu of foreclosure on two related condominium loans (with balances totaling $2.9 million) in Southern King County, Washington. These two loans were classified as "substandard assets" at September 30, 1997. The Bank expects no material loss on the disposition of these assets.

Deposits: Deposits increased by 46.9% from $173.0 million at September 30,
1997 to $254.1 million at December 31, 1997.   This increase was primarily
attributable to funds deposited for stock orders.

Capital: Total capital increased 3.3% from $24.6 million at September 30, 1997 to $25.4 million at December 31, 1997, primarily as a result of retained net income for the three months ended December 31, 1997.

Non Performing Assets
---------------------

     The following table sets forth information with respect to the Bank's non performing assets at September 30, 1997 and December 31, 1997.

                                          At September 30,    At December 31,
                                               1997                 1997
                                          ----------------    ---------------
                                                 (Dollars in thousands)

Loans accounted for on a nonaccrual basis:
Mortgage loans:
One-to-four family                         $     776         $      925
Commercial                                     2,886                 18
Construction and land development              3,891              4,011
Consumer loans                                     2                 12
                                           ---------          ---------
Total                                          7,555              4,966

Accruing loans which are contractually
past due 90 days or more:
Mortgage loans:
Construction and land development                109                109
Total                                            109                109
                                           ---------          ---------
Total of nonaccrual and
90 days past due loans                     $   7,664          $   5,075

Real estate owned and other
repossessed assets                               434              3,482
                                           ---------          ---------
Total nonperforming assets                 $   8,098          $   8,557

Restructured loans                                70                451

Nonaccrual and 90 days or more past
due loans as a percentage of loans
receivable, net                                 4.10%              2.71%

Nonaccrual and 90 days or more past
due loans as a percentage of total assets       3.62%              1.73%

Nonperforming assets as a percentage
of total assets                                 3.83%              2.92%

Loans receivable, net (including loans
held for sale)                             $ 187,027          $ 187,291
                                           ---------          ---------
Total assets                               $ 211,553          $ 293,278
                                           ---------          ---------
The following is a discussion of the Bank's major problem assets at December 31, 1997:

Convenience store/retail space and mini-storage, Kitsap County, Washington. The Bank has two loans that were originated in 1996 on two separate properties: a convenience store combined with retail space and a 436 unit

                                   9
PAGE
mini storage facility. These two loans had a combined balance of $2.9 million at December 31, 1997. These loans became delinquent primarily because of a dispute between the two borrowers. These loans were classified as "substandard" at December 31, 1997. The Bank initiated foreclosure proceedings which were stayed due to a bankruptcy filing by the borrowers in January of 1998. At the time of stay, an earnest money agreement had been accepted on the retail/convenience store portion of the property. The execution of this sale is now subject to approval by the bankruptcy court. The Bank has also accepted an offer to purchase the note secured by the mini-storage facility. The sale of the note is also subject to bankruptcy court approval. The Bank does not expect to incur any material loss on these two loans.

Real Estate Owned: Condominiums, Southern King County, Washington. The Bank accepted a deed in lieu of foreclosure on two delinquent loans for the construction and sale of a 61-unit condominium complex. These loans were classified as "substandard" at September 30, 1997 and had a balance of $2.9 million. They were classified by the Bank as "Real Estate Owned" of $2.9 million at December 31, 1997. The Bank has placed the condominium units for sale with a broker specializing in the marketing of condominium properties. Sixteen of the remaining condominium units are in the final finishing stage. The Bank has now accepted earnest money agreements on 7 of the 30 condominium units owned by the Bank. Taking into the account the anticipated costs to finish these units, the Bank does not expect to incur any material losses in connection with the disposition of the property based on a recent assessment of the property that indicated a market value of approximately $3.6 million on a finished basis.

Comparison of Operating Results for the Three Months Ended December 31, 1996 and 1997

Net Income: Net income decreased 5.1% from $847,000 for the three months ended December 31, 1996 to $804,000 for the three months ended December 31, 1997. This decrease resulted primarily from an increase in noninterest expense and was offset partially by increases in net interest income and noninterest income. The largest portion of the increase in noninterest expense was increased salary and benefit expenses ($146,000) due to additional employees being hired and normal cost of living increases to current employees. The number of full-time equivalent employees increased 15.4% from 78 at December 31, 1996 to 90 at December 31, 1997 due to the opening of the Lacey branch, the restaffing of the Port Orchard loan center, the hiring of a marketing supervisor, and hiring several other employees associated with becoming a public company.

Net Interest Income: Net interest income increased 1.7% from $2.3 million for the three months ended December 31, 1996 to $2.4 million for the three months ended December 31, 1997.

Total interest income increased 4.8% from $4.4 million for the three months ended December 31, 1996 to $4.7 million for the three months ended December 31, 1997, primarily as a result of an increase in the average balance of interest bearing balances due from financial institutions from $5.3 million to $24.2 million as a result of funds received for stock subscription orders.

Total interest expense increased 8.4% from $2.1 million for the three months ended December 31, 1996 to $2.2 million for the three months ended December 31, 1997, primarily as a result of an increase in the average balance of deposit accounts from $140.4 million to $183.1 million. The increased deposit balances were a result of funds received from stock orders in December of 1997, normal growth, and promotions associated with the opening of the Lacey branch office. The increase in interest expense associated with deposits was partially offset by a decrease in interest expense associated with Federal Home Loan Bank advances due to lower average balances.

Provision for Loan Losses: The provision for loan losses decreased from $88,000 for the three months ended December 31,1996 to $60,000 for the three months ended December 31, 1997. Management decreased the provision for loan losses because it deemed the general loan loss reserves of $1.8 million at December 31, 1997

(.95% of loans receivable, net and 20.8% of non-performing assets) were adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date.

Noninterest Income: Total noninterest income increased 39.2% from $233,000 for the three months ended December 31, 1996 to $324,000 for the three months ended December 31, 1997. The largest portion of this increase resulted from the recognition of mortgage loan servicing income of $46,000 in accordance with SFAS No. 125, which was adopted in January 1997. Increased escrow fees of $19,000 as a result of increased activity and normal increases in other categories accounted for the other portion of the increase.

Noninterest Expense: Total noninterest expense increased 25.5% from $1.2 million for the three months ended December 31, 1996 to $1.5 million for the three months ended December 31, 1997. The largest portion of this increase is a result of increased salary and employee benefit expense. Salary and employee benefit expense increased 21.1% from $693,000 for the three months ended December 31, 1996 to $839,000 for the three months ended December 31, 1997. This increase in salary and benefit expense was a result of adding additional employees and normal cost of living increases to current employees. The number of full-time equivalent employee increased from 78 at December 31, 1996 to 90 at December 31, 1997 as a result of opening the Lacey branch, restaffing the Port Orchard loan center, hiring a marketing supervisor and several other individuals associated with being a public company. The other portion of increased noninterest expense resulted from a $28,000 increase in advertising expense due to a increased television commercials and other promotions and normal increases in other categories.

Provision for Income Taxes: The provision for income taxes decreased from $485,000 for the three months ended December 31, 1996 to $383,000 for the three months ended December 31, 1997 primarily as a result of lower income before income taxes.

Year 2000 Issues
----------------
The Bank has an in-house data processing department which maintains the Bank's main system, an IBM AS400. The Bank also uses software purchased from third party vendors for applications such as accounts payable and fixed assets. As with other organizations, many of the data processing programs were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields will not work properly with dates beyond 1999. The Bank has established a committee to address "Year 2000" issues. The data processing department also submits monthly progress reports on Year 2000 issues to the Board of Directors. As of December 31, 1997, the Bank's data processing department had completed approximately 50% of the total Year 2000 compliance issues. The Company believes that the Year 2000 problem will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations in any given year.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There were no material changes in information about market risk that was provided in the Company's Form 10-K for the Fiscal Year Ended September 30, 1997.

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings
-------------------------------
Neither the Company nor the Bank is a party to any material legal proceedings at this time. Further, neither the Company nor the Bank is aware of the threat of any such proceedings. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 2.      Changes in Securities and Use of Proceeds
------------------------------------------------------
Change in Securities -- None to report.
Use of Proceeds -- As discussed in Note 2 to Notes to Consolidated Financial Statements under Item 1 of this Quarterly Report, the Conversion was completed on January 12, 1998. In connection therewith:

1. The effective date of the Registration Statement on Form S-1, as amended (File No. 333-35817)("Registration Statement"), was November 13, 1997.

2. The offering terminated on January 12, 1998 with the sale of all securities registered pursuant to the Registration Statement.

3. Charles Webb & Company, a Division of Keefe, Bruyette & Woods, Inc. acted as marketing agent for the Company.

4. The class of securities registered pursuant to the Registration Statement was common stock, par value $0.01 per share. The aggregate amount of such securities registered and sold was 6,612,500 shares for an aggregate dollar amount of $66,125,000.

5. The total conversion offering expenses incurred by the Company were approximately $1,045,000, none of which were paid directly or indirectly to directors of officers of the Company or their associates.

6. The net proceeds of the conversion offering were $65,080,000, which were used as follows: $7,930,307 to fund a loan to the Bank's employee stock ownership plan ("ESOP") to permit the ESOP to purchase 529,000 shares in the open market following the completion of the Conversion; $32,540,000 to acquire all of the issued and outstanding common stock of the Bank; and the remaining $24,609,603 as of February 9, 1998 was invested by the Company as follows: $20,585,504 at other institutions and $4,024,189 in investment securities.

Such use of proceeds did not represent a material change in the use of proceeds described in the Company's Prospectus dated November 13, 1997.

Item 3.     Defaults Upon Senior Securities
-------------------------------------------
None to be reported.

Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------
None to be reported.

Item 5.     Other Information
-----------------------------
None to be reported.

Item 6.     Exhibits and Reports on Form 8-K
--------------------------------------------
      (a)   Exhibits
            3(a)  Articles of Incorporation of the Registrant*
            3(b)  Bylaws of the Registrant*
           10(a)  Employee Severance Compensation Plan
           10(b)  Timberland Savings Bank, S.S.B. Employee Stock Ownership
                  Plan
           27     Financial Data Schedule

           * Incorporated by reference to the Registrant's Registration Statement on Form S-1 (333-35817).

      (b)   Reports on Form 8-K

            No Reports on Form 8-K were filed during the quarter ended December 31, 1997.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Timberland Bancorp, Inc.

Date: February 9, 1998            By:  /s/ Clarence E. Hamre
                                       -------------------------------------
                                       Clarence E. Hamre
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



Date: February 9, 1998            By:   /s/ Michael R. Sand
                                        ------------------------------------
                                        Michael R. Sand
                                        Executive Vice President and Chief
                                        Financial Officer
                                        (Principal Financial Officer)

                                                               EXHIBIT 10(a)

                       TIMBERLAND SAVINGS BANK, SSB
                   EMPLOYEE SEVERANCE COMPENSATION PLAN

                               PLAN PURPOSE

     The purpose of this Timberland Savings Bank, SSB Employee Severance Compensation Plan is to assure the services of Employees of the Savings Bank in the event of a Change in Control. The benefits contemplated by the Plan recognize the value to the Savings Bank of the services and contributions of the Employees of the Savings Bank and the effect upon the Savings Bank resulting from the uncertainties of continued employment, reduced employee benefits, management changes and relocations that may arise in the event of a Change in Control. The Board believes that the Plan will also aid the Savings Bank in attracting and retaining the highly qualified individuals who are essential to its success and that the Plan's assurance of fair treatment of the Savings Bank's Employees will reduce the distractions and other adverse effects on Employees' performance in the event of a Change in Control.

                                 ARTICLE I
                           ESTABLISHMENT OF PLAN

     1.1   Establishment of Plan

     As of the Effective Date of the Plan as defined herein, the Savings Bank hereby establishes an employee severance compensation plan to be known as the Timberland Savings Bank, SSB Employee Severance Compensation Plan." The purposes of the Plan are as set forth above.

     1.2   Application of Plan

     The benefits provided by this Plan shall be available to all Employees of the Savings Bank, who, at or after the Effective Date, meet the eligibility requirements of Article III, except for those officers of the Savings Bank who have entered into, or who enter into in the future, and continue to be subject to, an employment or change in control agreement with the Employer.

     1.3   Contractual Right to Benefits

     This plan establishes and vests in each Participant a contractual right to the benefits to which each Participant is entitled hereunder in the event of a Change in Control, enforceable by the Participant against the Employer, the Savings Bank, or both. The Plan does not provide, and should not be construed as providing, benefits of any kind to any Employee, except in the event of a Change in Control and, in the event of a Change in Control, only upon the involuntary or voluntary termination of an Employee in the manner contemplated herein.

                                ARTICLE II
                       DEFINITIONS AND CONSTRUCTION

     2.1   Definitions

     Whenever used in the Plan, the following terms shall have the meanings set forth below.

     "Annual Compensation" of a Participant means and includes all wages, salary, bonus, and cash compensation, if any, paid (including accrued amounts) by an Employer as consideration for the Participant's service during the 12-month period ending on the last day of the month preceding the date of a Participant's termination pursuant to Section 4.2. For purposes of this Plan, a Participant's "Monthly Compensation" shall equal one-twelfth of a Participant's Annual Compensation as determined in accordance with this paragraph.

     "Board" means the Board of Directors of the Savings Bank.

     CHANGE IN CONTROL shall mean an event deemed to occur if and when (a) an offeror other than the Company purchases shares of the common stock of the Company or the Savings Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Company or Savings Bank representing twenty-five percent (25%) or more of the combined voting power of the Company's or the Savings Bank's then outstanding securities, (c) the membership of the board of directors of the Company or the Savings Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Plan) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Company or the Savings Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Company's or the Savings Bank's assets or a plan of partial or complete liquidation. If any of the events enumerated in clauses (a) - (d) occur, the Board shall determine the effective date of the change in control resulting therefrom.

     "Company" means Timberland Bancorp, Inc., a Washington corporation, the holding company of the Savings Bank.

     "Disability" means the permanent and total inability by reason of mental or physical infirmity, or both, of an Employee to perform the work customarily assigned to him. Additionally, a medical doctor selected or approved by the Board must advise the Board that it is either not possible to determine if or when such Disability will terminate or that it appears probable that such Disability will be permanent during the remainder of said Employee's lifetime.

     "Effective Date" means the date the Plan is approved by the Board of the Savings Bank, or such other date as the Board shall designate in its resolution approving the Plan.

     "Employee" means any employee of the Savings Bank or another Employer.

     "Employer" means (i) the Savings Bank or (ii) a subsidiary of the Savings Bank or a parent company of the Savings Bank which has adopted the plan pursuant to Article VI hereof.

     "Expiration Date" means a date ten (10) years from the Effective Date unless earlier terminated pursuant to Section 8.2 or extended pursuant to
Section 8.1.

     "Just Cause" shall means termination because of Participant's personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or other similar offenses) or any final cease-and desist order.

     "Payment" means the payment of severance compensation as provided in
Article IV hereof.

     "Participant" means an Employee who meets the eligibility requirements of
Article III.

     "Plan" means this Timberland Savings Bank, SSB Employee Severance Compensation Plan.

     "Savings Bank" means Timberland Savings Bank, SSB or any successor as provided for in Article VII hereof.

     2.2   Applicable Law

     The laws of the State of Washington shall be controlling law in all matters relating to the Plan to the extent not preempted by Federal law.

     2.3   Severability

     If a provision of this Plan shall be held illegal or invalid, the illegality or invalidity shall not affect the remaining parts of the Plan and the Plan shall be construed and enforced as if the illegal or invalid provision had not been included.

                                ARTICLE III
                                ELIGIBILITY

     3.1   Participation

     The term "Participant" shall include all Employees of an Employer who have completed at least two (2) years of service with the Employer at the time of any termination pursuant to Section 4.2 herein. Notwithstanding the foregoing, persons who have entered into and continue to be covered by an individual employment contract or change in control agreement with an Employer shall not be entitled to participate in this Plan.

     3.2   Duration of Participation

     A Participant shall cease to be a Participant in the Plan when the Participant ceases to be an Employee of an Employer, unless such Participant is entitled to a Payment as provided in the Plan. A Participant entitled to receipt of a Payment shall remain a Participant in this Plan until the full amount of such Payment has been paid to the Participant.

                                ARTICLE IV
                                 PAYMENTS

     4.1   Right to Payment

     A Participant shall be entitled to receive from his or her Employer a Payment in the amount provided in Section 4.3 if a Change in Control occurs and if, within one (1) year thereafter, the Participant's employment by an Employer shall terminate for any reason specified in Section 4.2. A Participant shall not be entitled to a Payment if termination occurs by reason of death, voluntary retirement, voluntary termination other than for the reasons specified in Section 4.2, Disability or for Just Cause.

     4.2   Reasons for Termination

     Following a Change in Control, a Participant shall be entitled to a Payment in accordance with Section 4.3 if employment by an Employer is terminated, voluntary or involuntary, for any one or more of the following reasons:

           (a) The Employer reduces the Participant's base salary or rate of compensation as in effect immediately prior to the Change in Control, or as the same may have been increased thereafter.

           (b) The Employer materially changes Participant's function, duties or responsibilities which would cause the Participant's position to be one of lesser responsibility, importance or scope with the Employer than immediately prior to the Change in Control.

           (c) The Employer requires the Participant to change the location of the Participant's job or office, so that such Participant will be based at a location more than thirty-five (35) miles from the location of the Participant's job or office immediately prior to the Change in Control provided that such new location is not closer to Participant's home.

           (d) The Employer materially reduces the benefits and perquisites available to the Participant immediately prior to the Change in Control; provided, however, that a material reduction in benefits and perquisites generally provided to all Employees of the Savings Bank on a nondiscriminatory basis shall not trigger a Payment pursuant to this Plan.

           (e) A successor to the Employer fails or refuses to assume the Employer's obligations under this Plan, as required by Article VII.

           (f) The Employer, or any successor to the Employer, breaches any other provisions of this Plan.

           (g) The Employer terminates the employment of a Participant at or after a Change in Control other than for Just Cause.

     4.3   Amount of Payment

           Each Participant entitled to a Payment under this Plan shall receive from the Employer a lump sum cash payment equal to the product of the Participant's Monthly Compensation and the Participant's years of service (including partial years rounded up to the nearest full month) from the Employee's date of hire through the date of termination. Notwithstanding anything herein to the contrary, the maximum payment to a Participant under the Plan shall not exceed two hundred percent (200%) of the Participant's Annual Compensation.

     The Participant shall not be required to mitigate damages on the amount of the Payment by seeking other employment or otherwise, nor shall the amount of such Payment be reduced by any compensation earned by the Participant as a result of employment after termination of employment hereunder.

     4.4   Time of Payment

     The Payment to which a Participant is entitled shall be paid to the Participant by the Employer or the successor to the Employer, in cash and in full, not later than thirty (30) business days after the termination of the Participant's employment. If any Participant should die after termination of the employment but before all amounts have been paid, such unpaid amounts shall be paid to the Participant's named beneficiary, if living, otherwise to the personal representative of behalf of or for the benefit of the Participant's estate.

     4.5   Suspension of Payment

     Notwithstanding the foregoing, no payments or portions thereof shall be made under this Plan, if such payment or portion would result in the Savings Bank failing to meet its minimum regulatory capital requirements. Any payments or portions thereof not paid shall be suspended until such time as their payment would not result in a failure to meet the Savings Bank's minimum regulatory capital requirements. Any portion of benefit payments which have not been suspended will be paid on an equitable basis, pro rata based upon amounts due each Participant, among all eligible Participants.

                                 ARTICLE V
                  OTHER RIGHTS AND BENEFITS NOT AFFECTED

     5.1   Other Benefits

     Neither the provisions of this Plan nor the Payment provided for hereunder shall reduce any amounts otherwise payable, or in any way diminish the Participant's rights as an Employee of an Employer, whether existing now or hereafter, under any benefit, incentive, retirement, stock option, stock bonus, stock ownership or any employment agreement or other plan or arrangement.

     5.2   Employment Status

     This Plan does not constitute a contract of employment or impose on the Participant's Employer any obligation to retain the Participant, to maintain the status of the Participant's employment, or to change the Employer's policies regarding termination of employment.

                                ARTICLE VI
                          PARTICIPATING EMPLOYERS

     6.1 Upon approval by the Board of the Savings Bank, this Plan may be adopted by any subsidiary of the Savings Bank or by the Company. Upon such adoption, the subsidiary or the Company shall become an Employer hereunder and the provisions of the Plan shall be fully applicable to the Employees of that subsidiary or the Company. The term "subsidiary" means any corporation in which the Savings Bank, directly or indirectly, holds a majority of the voting power of its outstanding shares of capital stock.

                                ARTICLE VII
                       SUCCESSOR TO THE SAVINGS BANK

     7.1 The Savings Bank shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Savings Bank, expressly and unconditionally to assume and agree to perform the Savings Bank's obligations under this plan, in the same manner and to the same extent that the Savings Bank would be required to perform if no such succession or assignment had taken place.

                               ARTICLE VIII
                    DURATION, AMENDMENT AND TERMINATION

     8.1   Duration

     If a Change in Control has not occurred, this Plan shall expire as of the Expiration Date, unless sooner terminated as provided in Section 8.2, or unless extended for an additional period or periods by resolution adopted by the Board of the Savings Bank.

     Notwithstanding the foregoing, if a Change in Control occurs this Plan shall continue in full force and effect, and shall not terminate or expire until such date as all Participants who become entitled to Payments hereunder shall have received such Payments in full.

     8.2   Amendment and Termination

     The Plan may be terminated or amended in any respect by resolution adopted by a majority of the Board of the Savings Bank, unless a Change in Control has previously occurred. If a Change in Control occurs, the Plan no longer shall be subject to amendment, change, substitution, deletion, revocation or termination in any respect whatsoever.

     8.3   Form of Amendment

     The form of any proper amendment or termination of the Plan shall be a written instrument signed by a duly authorized officer or officers of the Savings Bank, certifying that the amendment or termination has been approved by the Board. A proper termination of the Plan automatically shall effect a termination of all Participants' rights and benefits hereunder.

     8.4   No Attachment

     (a) Except as required by law, no right to receive payments under this Plan shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect such action shall be null, void, and of no effect.

     (b) This Plan shall be binding upon, and inure to the benefit of, each Employee, the Employer and their respective successors and assigns.

                                ARTICLE IX
                          LEGAL FEES AND EXPENSES

     9.1 All reasonable legal fees and other expenses paid or incurred by a party hereto pursuant to any dispute or question of interpretation relating to this Plan shall be paid or reimbursed by the prevailing party in any legal judgment, arbitration or settlement.

                                 ARTICLE X
                        ADMINISTRATION OF THE PLAN

     10.1 The Plan shall be administered by the Board (or, by a committee of non-employee directors designated by the Board). Subject to the other provisions of the Plan, the Board shall have authority to adopt, amend, alter and repeal such administrative rules, guidelines and practices governing the operation of the Plan as it shall from time to time consider advisable, to interpret the provisions of the Plan and to decide all disputes arising in connection with the Plan. The Board may correct any defect or supply any omission or reconcile any inconsistency in the Plan in the manner and to the extent it shall deem appropriate to carry the Plan into effect, in its sole and absolute discretion. The Board's decision and interpretations shall be final and binding. Any action of the Board with respect to the administration of the Plan shall be taken pursuant to a majority vote or by the unanimous written consent of its members.

     Having been adopted by its Board on December 23, 1997, this Plan is executed by duly authorized officer of the Savings Bank this 12th day of January, 1998.

Attest


/s/Michael R. Sand                /s/Clarence E. Hamre
-------------------------         --------------------------------------
Secretary                         Clarence E. Hamre
                                  President and Chief Executive Officer

                                                             EXHIBIT 10(b)

                  TIMBERLAND SAVINGS BANK, SSB

                 EMPLOYEE STOCK OWNERSHIP PLAN

                Effective as of October 1, 1997

                  TIMBERLAND SAVINGS BANK, SSB

                 EMPLOYEE STOCK OWNERSHIP PLAN

                       TABLE OF CONTENTS

                                                                          Page

     PREAMBLE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

                            ARTICLE I
              DEFINITION OF TERMS AND CONSTRUCTION

     1.1   Definitions. . . . . . . . . . . . . . . . . . . . . . . . . .   2
     1.2   Plurals and Gender . . . . . . . . . . . . . . . . . . . . . .   7
     1.3   Incorporation of Trust Agreement . . . . . . . . . . . . . . .   7
     1.4   Headings . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
     1.5   Severability . . . . . . . . . . . . . . . . . . . . . . . . .   8
     1.6   References to Governmental Regulations . . . . . . . . . . . .   8

                           ARTICLE II
                          PARTICIPATION

     2.1   Commencement of Participation. . . . . . . . . . . . . . . . .   9
     2.2   Termination of Participation . . . . . . . . . . . . . . . . .   9
     2.3   Resumption of Participation. . . . . . . . . . . . . . . . . .   9
     2.4   Determination of Eligibility . . . . . . . . . . . . . . . . .  10

                           ARTICLE III
                        CREDITED SERVICE

     3.1   Service Counted for Eligibility Purposes . . . . . . . . . . .  11
     3.2   Service Counted for Vesting Purposes . . . . . . . . . . . . .  11
     3.3   Credit for Pre-Break Service . . . . . . . . . . . . . . . . .  11
     3.4   Service Credit During Authorized Leaves. . . . . . . . . . . .  11
     3.5   Service Credit During Maternity or Paternity Leave . . . . . .  12
     3.6   Ineligible Employees . . . . . . . . . . . . . . . . . . . . .  12

                           ARTICLE IV
                          CONTRIBUTIONS

     4.1   Employee Stock Ownership Contributions . . . . . . . . . . . .  13
     4.2   Time and Manner of Employee Stock Ownership Contributions. . .  13

     4.3   Records of Contributions . . . . . . . . . . . . . . . . . . .  14
     4.4   Erroneous Contributions. . . . . . . . . . . . . . . . . . . .  14

                            ARTICLE V
              ACCOUNTS, ALLOCATIONS AND INVESTMENTS

     5.1   Establishment of Separate Participant Accounts . . . . . . . .  15
     5.2   Establishment of Suspense Account. . . . . . . . . . . . . . .  15
     5.3   Allocation of Earnings, Losses and Expenses. . . . . . . . . .  16
     5.4   Allocation of Forfeitures. . . . . . . . . . . . . . . . . . .  16
     5.5   Allocation of Annual Employee Stock Ownership Contributions. .  16
     5.6   Limitation on Annual Additions . . . . . . . . . . . . . . . .  17
     5.7   Erroneous Allocations. . . . . . . . . . . . . . . . . . . . .  20
     5.8   Value of Participant's Interest in Fund. . . . . . . . . . . .  21
     5.9   Investment of Account Balances . . . . . . . . . . . . . . . .  21

                           ARTICLE VI
        RETIREMENT, DEATH AND DESIGNATION OF BENEFICIARY

     6.1   Normal Retirement. . . . . . . . . . . . . . . . . . . . . . .  22
     6.2   Early Retirement . . . . . . . . . . . . . . . . . . . . . . .  22
     6.3   Disability Retirement. . . . . . . . . . . . . . . . . . . . .  22
     6.4   Death Benefits . . . . . . . . . . . . . . . . . . . . . . . .  22
     6.5   Designation of Death Beneficiary and Manner of Payment . . . .  23

                           ARTICLE VII
                     VESTING AND FORFEITURES

     7.1   Vesting on Death, Disability, Retirement, Change in Control. .  24
     7.2   Vesting on Termination of Participation. . . . . . . . . . . .  24
     7.3   Disposition of Forfeitures . . . . . . . . . . . . . . . . . .  25

                          ARTICLE VIII
                 EMPLOYEE STOCK OWNERSHIP RULES

     8.1   Right to Demand Employer Securities. . . . . . . . . . . . . .  26
     8.2   Voting Rights. . . . . . . . . . . . . . . . . . . . . . . . .  26
     8.3   Nondiscrimination in Employee Stock Ownership Contributions. .  26
     8.4   Dividends. . . . . . . . . . . . . . . . . . . . . . . . . . .  27
     8.5   Exempt Loans . . . . . . . . . . . . . . . . . . . . . . . . .  27
     8.6   Exempt Loan Payments . . . . . . . . . . . . . . . . . . . . .  28
     8.7   Put Option . . . . . . . . . . . . . . . . . . . . . . . . . .  29
     8.8   Diversification Requirements . . . . . . . . . . . . . . . . .  30

     8.9   Independent Appraiser. . . . . . . . . . . . . . . . . . . . .  30
     8.10  Limitation on Allocation . . . . . . . . . . . . . . . . . . .  30

                           ARTICLE IX
                   PAYMENTS AND DISTRIBUTIONS

     9.1   Payments on Termination of Service -- In General . . . . . . .  32
     9.2   Commencement of Payments . . . . . . . . . . . . . . . . . . .  32
     9.3   Mandatory Commencement of Benefits . . . . . . . . . . . . . .  32
     9.4   Required Beginning Date. . . . . . . . . . . . . . . . . . . .  35
     9.5   Form of Payment. . . . . . . . . . . . . . . . . . . . . . . .  35
     9.6   Payments Upon Termination of Plan. . . . . . . . . . . . . . .  35
     9.7   Distribution Pursuant to Qualified Domestic Relations Orders .  36
     9.8   Cash-Out Distributions . . . . . . . . . . . . . . . . . . . .  36
     9.9   ESOP Distribution Rule . . . . . . . . . . . . . . . . . . . .  37
     9.10  Withholding. . . . . . . . . . . . . . . . . . . . . . . . . .  37
     9.11  Waiver of 30-day Notice. . . . . . . . . . . . . . . . . . . .  38

                            ARTICLE X
             PROVISIONS RELATING TO TOP-HEAVY PLANS

     10.1  Top-Heavy Rules to Control . . . . . . . . . . . . . . . . . .  39
     10.2  Top-Heavy Plan Definitions . . . . . . . . . . . . . . . . . .  39
     10.3  Calculation of Accrued Benefits. . . . . . . . . . . . . . . .  41
     10.4  Determination of Top-Heavy Status. . . . . . . . . . . . . . .  42
     10.5  Determination of Super Top-Heavy Status. . . . . . . . . . . .  43
     10.6  Minimum Contribution . . . . . . . . . . . . . . . . . . . . .  43
     10.7  Maximum Benefit Limitation . . . . . . . . . . . . . . . . . .  44
     10.8  Vesting. . . . . . . . . . . . . . . . . . . . . . . . . . . .  44

                           ARTICLE XI
                         ADMINISTRATION

     11.1  Appointment of Administrator . . . . . . . . . . . . . . . . .  45
     11.2  Resignation or Removal of Administrator. . . . . . . . . . . .  45
     11.3  Appointment of Successors: Terms of Office, Etc. . . . . . . .  45
     11.4  Powers and Duties of Administrator . . . . . . . . . . . . . .  45
     11.5  Action by Administrator. . . . . . . . . . . . . . . . . . . .  46
     11.6  Participation by Administrators. . . . . . . . . . . . . . . .  47
     11.7  Agents . . . . . . . . . . . . . . . . . . . . . . . . . . . .  47
     11.8  Allocation of Duties . . . . . . . . . . . . . . . . . . . . .  47
     11.9  Delegation of Duties . . . . . . . . . . . . . . . . . . . . .  47
     11.10 Administrator's Action Conclusive. . . . . . . . . . . . . . .  47
     11.11 Compensation and Expenses of Administrator . . . . . . . . . .  47

     11.12 Records and Reports. . . . . . . . . . . . . . . . . . . . . .  48
     11.13 Reports of Fund Open to Participants . . . . . . . . . . . . .  48
     11.14 Named Fiduciary. . . . . . . . . . . . . . . . . . . . . . . .  48
     11.15 Information from Employer. . . . . . . . . . . . . . . . . . .  48
     11.16 Reservation of Rights by Employer. . . . . . . . . . . . . . .  48
     11.17 Liability and Indemnification. . . . . . . . . . . . . . . . .  49
     11.18 Service as Trustee and Administrator . . . . . . . . . . . . .  49

                           ARTICLE XII
                        CLAIMS PROCEDURE

     12.1  Notice of Denial . . . . . . . . . . . . . . . . . . . . . . .  50
     12.2  Right to Reconsideration . . . . . . . . . . . . . . . . . . .  50
     12.3  Review of Documents. . . . . . . . . . . . . . . . . . . . . .  50
     12.4  Decision by Administrator. . . . . . . . . . . . . . . . . . .  50
     12.5  Notice by Administrator. . . . . . . . . . . . . . . . . . . .  50


                          ARTICLE XIII
               AMENDMENTS, TERMINATION AND MERGER

     13.1  Amendments . . . . . . . . . . . . . . . . . . . . . . . . . .  51
     13.2  Consolidation, Merger or Other Transactions of Employer. . . .  51
     13.3  Consolidation or Merger of Trust . . . . . . . . . . . . . . .  52
     13.4  Bankruptcy or Insolvency of Employer . . . . . . . . . . . . .  52
     13.5  Voluntary Termination. . . . . . . . . . . . . . . . . . . . .  53
     13.6  Partial Termination of Plan or Permanent Discontinuance of
            Contributions . . . . . . . . . . . . . . . . . . . . . . . .  53

                           ARTICLE XIV
                          MISCELLANEOUS

     14.1  No Diversion of Funds. . . . . . . . . . . . . . . . . . . . .  54
     14.2  Liability Limited. . . . . . . . . . . . . . . . . . . . . . .  54
     14.3  Incapacity . . . . . . . . . . . . . . . . . . . . . . . . . .  54
     14.4  Spendthrift Clause . . . . . . . . . . . . . . . . . . . . . .  54
     14.5  Benefits Limited to Fund . . . . . . . . . . . . . . . . . . .  55
     14.6  Cooperation of Parties . . . . . . . . . . . . . . . . . . . .  55
     14.7  Payments Due Missing Persons . . . . . . . . . . . . . . . . .  55
     14.8  Governing Law. . . . . . . . . . . . . . . . . . . . . . . . .  55
     14.9  Nonguarantee of Employment . . . . . . . . . . . . . . . . . .  55
     14.10 Counsel. . . . . . . . . . . . . . . . . . . . . . . . . . . .  56

                  TIMBERLAND SAVINGS BANK, SSB
                  EMPLOYEE STOCK OWNERSHIP PLAN

                            PREAMBLE

     Effective as of October 1, 1997, Timberland Savings Bank, SSB (the "Sponsor"), a Washington chartered stock savings bank (the "Sponsor"), has adopted the Timberland Savings Bank, SSB Employee Stock Ownership Plan in order to enable Participants to share in the growth and prosperity of the Sponsor, and to provide Participants with an opportunity to accumulate capital for their future economic security by accumulating funds to provide retirement, death and disability benefits. The Plan is a stock bonus plan designed to meet the requirements of an employee stock ownership plan as described at Section 4975(e)(7) of the Code and Section 407(d)(6) of ERISA. The primary purpose of the employee stock ownership plan is to invest in employer securities. The Sponsor intends that the Plan will qualify under Sections 401(a) and 501(a) of the Code and will comply with the provisions of ERISA.

     The terms of this Plan shall apply only with respect to Employees of the Employer on and after October 1, 1997.

                            ARTICLE I

              DEFINITION OF TERMS AND CONSTRUCTION

     1.1  Definitions.

     Unless a different meaning is plainly implied by the context, the following terms as used in this Plan shall have the following meanings:

     (a) "Act" shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time, or any successor statute.

     (b) "Administrator" shall mean the administrative committee provided for in Article XI.

     (c) "Annual Additions" shall mean, with respect to each Participant, the sum of those amounts allocated to the Participant's accounts under this Plan and under any other qualified defined contribution plan to which the Employer contributes for any Limitation Year, consisting of the following:

          (1) Employer contributions;

          (2) Forfeitures; and

          (3) Voluntary contributions (if any).

     (d) "Authorized Leave of Absence" shall mean an absence from Service with respect to which the Employee may or may not be entitled to Compensation and which meets any one of the following requirements:

          (1) Service in any of the armed forces of the United States for up to 36 months, provided that the Employee resumes Service within 90 days after discharge, or such longer period of time during which such Employee's rights are protected by law; or

          (2) Any other absence or leave expressly approved and granted by the Employer which does not exceed 24 months, provided that the Employee resumes Service at or before the end of such approved leave period. In approving such leaves of absence, the Employer shall treat all Employees on a uniform and non-discriminatory basis.

     (e) "Beneficiary" shall mean such persons as may be designated by the Participant to receive benefits after the death of the Participant, or such persons designated by the Administrator to receive benefits after the death of the Participant, all as provided in Section 6.5.

     (f) "Board of Directors" shall mean the Board of Directors of the Sponsor.

     (g) "Break" shall mean a Plan Year during which an Employee fails to complete more than 500 Hours of Service.

     (h) "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time, or any successor statute.

     (i) "Compensation" shall mean the amount of remuneration paid to an Employee by the Employer, after the date on which the Employee becomes a Participant, for services rendered to the Employer during a Plan Year, including base salary, bonuses, overtime and commissions, and any amount of compensation contributed pursuant to a salary reduction election under Code
Section 401(k) and any amount of compensation contributed to a cafeteria plan described at Section 125 of the Code, but excluding amounts paid by the Employer or accrued with respect to this Plan or any other qualified or non-qualified unfunded plan of deferred compensation or other employee welfare plan to which the Employer contributes, payments for group insurance, medical benefits, reimbursement for expenses, and other forms of extraordinary pay, and excluding amounts accrued for a prior year.

     Notwithstanding the foregoing, for purposes of complying with Code
Section 415, a Participant's contributions to a 401(k) Plan and cafeteria plan shall not be included in the Participant's compensation. Notwithstanding anything herein to the contrary, the annual Compensation of each Participant taken into account under the Plan for any Plan Year shall not exceed $150,000, as adjusted from time to time in accordance with Section 417 of the Code.

     (j) "Date of Hire" shall mean the date on which a person shall perform his first Hour of Service. Notwithstanding the foregoing, in the event a person incurs one or more consecutive Breaks after his initial Date of Hire which results in the forfeiture of his pre-Break Service pursuant to Section 3.3, his "Date of Hire" shall thereafter be the date on which he completes his first Hour of Service after such Break or Breaks.

     (k) "Disability" shall mean a physical or mental impairment which prohibits a Participant from engaging in any occupation for wages or profit and which has caused the Social Security Administration to classify the individual as "disabled" for purposes of Social Security.

     (l) "Disability Retirement Date" shall mean the first day of the month after which a Participant incurs a Disability.

     (m) "Early Retirement Date" shall mean the first day of the month coincident with or next following the date on which a Participant attains age 55 and completes ten (10) Years of Service.

     (n) "Effective Date" shall mean October 1, 1997.

     (o) "Eligibility Period" shall mean the period of 12 consecutive months commencing on an Employee's Date of Hire.

     (p) "Employee" shall mean any person employed by the Employer, including officers but excluding directors in their capacity as such; provided, however, that the term "Employee" shall not include leased employees, employees regularly employed outside the employer's own offices in connection with the operation and maintenance of buildings or other properties acquired through foreclosure or deed, and any employee included in a unit of employees covered by a collective-bargaining agreement with the Employer that does not expressly provide for participation of such employees in this Plan, where there has been good-faith bargaining between the Employer and employees' representatives on the subject of retirement benefits.

     (q) "Employer" shall mean Timberland Savings Bank, SSB, a Washington chartered stock savings bank, or any successors to the aforesaid by merger, consolidation or otherwise, which may agree to continue this Plan, or any affiliated or subsidiary corporation or business organization of any Employer which, with the consent of the Sponsor, shall agree to become a party to this Plan.

     (r) "Employer Securities" shall mean the common stock issued by Timberland Bancorp, Inc., a Washington corporation, or any employer security within the meaning of Section 4975(c)(8) of the Code and Section 407(d)(1) of ERISA.

     (s) "Entry Date" shall mean the first day of each quarter during the Plan Year.

     (t) "Exempt Loan" shall mean a loan described at Section 4975(d)(1) of the Code to the Trustee to purchase Employer Securities for the Plan, made or guaranteed by a disqualified person, as defined at Section 4975(e)(2) of the Code, including, but not limited to, a direct loan of cash, a purchase money transaction, an assumption of an obligation of the Trustee, an unsecured guarantee or the use of assets of such disqualified person as collateral for such a loan.

     (u) "Former Participant" shall mean any previous Participant whose participation has terminated but who has a vested interest in the Plan which has not been distributed in full.

     (v) "Fund" shall mean the Fund maintained by the Trustee pursuant to the Trust Agreement in order to provide for the payment of the benefits specified in the Plan.

     (w) "Hour of Service" shall mean each hour for which an Employee is directly or indirectly paid or entitled to payment by an Employer for the performance of duties or for reasons other than the performance of duties (such as vacation time, holidays, sickness, disability, paid lay-offs, jury duty and similar periods of paid nonworking time). To the extent not otherwise included, Hours of Service shall also include each hour for which back pay, irrespective of mitigation of damages, is either awarded or agreed to by the Employer. Hours of working time shall be credited on the basis of actual hours worked, even though compensated at a premium rate for overtime or other reasons. In computing and crediting Hours of Service for an

Employee under this Plan, the rules set forth in Sections 2530.200b-2(b) and
(c) of the Department of Labor Regulations shall apply, said Sections being herein incorporated by reference. Hours of Service shall be credited to the Plan Year or other relevant period during which the services were performed or the nonworking time occurred, regardless of the time when Compensation therefor may be paid. Any Employee for whom no hourly employment records are kept by the Employer shall be credited with 45 Hours of Service for each calendar week in which he would have been credited with a least one Hour or Service under the foregoing provisions, if hourly records were available. Solely for purposes of determining whether a Break for participation and vesting purposes has occurred in an Eligibility Period or Plan Year, an individual who is absent from work for maternity or paternity reasons shall receive credit for the Hours of Service which would otherwise have been credited to such individual but for such absence, or in any case in which such hours cannot be determined, eight Hours of Service per day of such absence. For purposes of this Section 1.1(w), an absence from work for maternity or paternity reasons means an absence (1) by reason of the pregnancy of the individual, (2) by reason of a birth of a child of the individual, (3) by reason of the placement of a child with the individual in connection with the adoption of such child by such individual, or (4) for purposes of caring for such child for a period beginning immediately following such birth or placement. The Hours of Service credited under this provision shall be credited (1) in the computation period in which the absence begins if the crediting is necessary to prevent a Break in that period, or (2) in all other cases, in the following computation period.

     (x) "Investment Adjustments" shall mean the increases and/or decreases in the value of a Participant's accounts attributable to earnings, gains, losses and expenses of the Fund, as set forth in Section 5.3.

     (y) "Limitation Year" shall mean the Plan Year.

     (z) "Normal Retirement Date" shall mean the first day of the month coincident with or during which a Participant attains age 65.

     (aa) "Participant" shall mean an Employee who has met all of the eligibility requirements of the Plan and who is currently included in the Plan as provided in Article II hereof.

     (bb) "Plan" shall mean the Timberland Savings Bank, SSB Employee Stock Ownership Plan, as described herein or as hereafter amended from time to time.

     (cc) "Plan Year" shall mean any 12 consecutive month period commencing on October 1 and ending on September 30.

     (dd) "Qualified Domestic Relations Order" shall mean any judgment, decree or order (including approval of a property settlement agreement) that relates to the provision of child support, alimony, marital property rights to a spouse, former spouse, child or other dependent of the Participant (all such persons hereinafter termed "alternate payee") and is made pursuant to a State domestic relations law (including community property law) and, further, that creates or recognizes the existence of an alternate payee's right to, or assigns to an alternate payee the right to receive all or a portion of the benefits payable with respect to a Participant and that clearly specifies the following:

     (1) the name and last known mailing address (if available) of the Participant and the name and mailing address of each alternate payee to which the order relates;

     (2) the amount or percentage of the Participant's benefits to be paid to an alternate payee or the manner in which the amount is to be determined; and

     (3)  the number of payments or period for which payments are required.

     A domestic relations order is not a Qualified Domestic Relations Order if it:

     (1) requires the Plan to provide any type or form of benefit or any option not otherwise provided under the Plan; or,

     (2)  requires the Plan to provide increased benefits; or

     (3) requires payment of benefits to an alternate payee that is required to be paid to another alternate payee under a previously existing Qualified Domestic Relations Order.

     (ee) "Retirement" shall mean termination of employment which qualifies as early, normal or Disability retirement as described in Article VI.

     (ff) "Service" shall mean employment with the Employer.

     (gg) "Sponsor" shall mean Timberland Savings Bank, SSB, a Washington chartered stock savings bank.

     (hh) "Trust Agreement" shall mean the agreement, the Sponsor and the Trustee (or any successor Trustee governing the administration of the Trust as it may be amended from time to time.

     (ii) "Trustee" shall mean the Trustee or Trustees by whom the assets of the Plan are held, as provided in the Trust Agreement, or his or their successors.

     (jj) "Valuation Date" shall mean the last day of each Plan Year. The Trustee may make additional valuations, at the instruction of the Administrator, but in no event may the Administrator request additional valuations by the Trustee more frequently than quarterly.

Whenever such date falls on a Saturday, Sunday or holiday, the preceding business day shall be the Valuation Date.

     (kk) "Year of Service" shall mean any Plan Year during which an Employee has completed at least 1,000 Hours of Service. Except as otherwise specified in Article III, in the determination of Years of Service for eligibility and vesting purposes under this Plan, the term "Year of Service" shall also mean any Plan Year during which an Employee has completed at least 1,000 Hours of Service with an entity that is:

     (1) a member of a controlled group including the Employer, while it is a member of such controlled group (within the meaning of Section 414(b) of the Code);

     (2) in a group of trades or businesses under common control with the Employer, while it is under common control (within the meaning of Section 414(c) of the Code);

     (3) a member of an affiliated service group including the Employer, while it is a member of such affiliated service group (within the meaning of Section 414(m) of the Code); or

     (4) a leasing organization, under the circumstances described in Section 414(n) of the Code.

     1.2  Plurals and Gender.

     Where appearing in the Plan and the Trust Agreement, the masculine gender shall include the feminine and neuter genders, and the singular shall include the plural, and vice versa, unless the context clearly indicates a different meaning.

     1.3  Incorporation of Trust Agreement.

     The Trust Agreement, as the same may be amended from time to time, is intended to be and hereby is incorporated by reference into this Plan and for all purposes shall be deemed a part of the Plan.

     1.4  Headings.

     The headings and sub-headings in this Plan are inserted for the convenience of reference only and are to be ignored in any construction of the provisions hereof.

     1.5  Severability.

     In case any provision of this Plan shall be held illegal or void, such illegality or invalidity shall not affect the remaining provisions of this Plan, but shall be fully severable, and the Plan shall be construed and enforced as if said illegal or invalid provisions had never been inserted herein.

     1.6  References to Governmental Regulations.

     References in this Plan to regulations issued by the Internal Revenue Service, the Department of Labor, or other governmental agencies shall include all regulations, rulings, procedures, releases and other position statements issued by any such agency.

                           ARTICLE II

                          PARTICIPATION

     2.1  Commencement of Participation.

     (a) Any Employee who completes at least 1,000 Hours of Service during his Eligibility Period or during any Plan Year beginning after his Date of Hire shall initially become a Participant on the Entry Date coincident with or next following the later of the following dates, provided he is employed by the Employer on that Entry Date:

     (1)  The date which is 12 months after his Date of Hire; and

     (2)  The date on which he attains age 21.

     (b) Any Employee who had satisfied the requirements set forth in Section 2.1(a) during the 12-month period prior to the Effective Date shall become a Participant on the Effective Date, provided he is still employed by the Employer on the Effective Date.

     2.2  Termination of Participation.

     After commencement or resumption of his participation, an Employee shall remain a Participant during each consecutive Plan Year thereafter until the earliest of the following dates:

     (a) His actual Retirement date;

     (b) His date of death; or

     (c) The last day of a Plan Year during which he incurs a Break.

     2.3  Resumption of Participation

     (a) Any Participant whose employment terminates and who resumes Service before he incurs a Break shall resume participation immediately on the date he is reemployed.

     (b) Except as otherwise provided in Section 2.3(c), any Participant who incurs one or more Breaks and resumes Service shall resume participation retroactively as of the first day of the first Plan Year in which he completes a Year of Service after such Break(s).

     (c) Any Participant who incurs one or more Breaks and resumes Service, but whose pre-Break Service is not reinstated to his credit pursuant to
Section 3.3, shall be treated as a new Employee and shall again be required to satisfy the eligibility requirements contained in Section 2.1 before resuming participation on the appropriate Entry Date, as specified in Section 2.1.

     2.4  Determination of Eligibility.

     The Administrator shall determine the eligibility of Employees in accordance with the provisions of this Article. For each Plan Year, the Employer shall furnish the Administrator a list of all Employees, indicating the original date of their reemployment with the Employer and any Breaks they may have incurred.

                           ARTICLE III

                        CREDITED SERVICE

     3.1  Service Counted for Eligibility Purposes.

     Except as provided in Section 3.3, all Service completed by an Employee shall be counted in determining his eligibility to become a Participant on and after the Effective Date, whether such Service was completed before or after the Effective Date.

     3.2  Service Counted for Vesting Purposes.

     All Years of Service completed by an Employee (including Years of Service completed prior to the Effective Date) shall be counted in determining his vested interest in this Plan, except the following:

     (a) Service which is disregarded under the provisions of Section 3.3; and

     (b) Service prior to the Effective Date of this Plan if such Service would have been disregarded under the "break in service" rules (within the meaning of Section 1.411(a)-5(b)(6) of the Treasury Regulations).

     3.3  Credit for Pre-Break Service.

     Upon his resumption of participation following one or a series of consecutive Breaks, an Employee's pre-Break Service shall be reinstated to his credit for all purposes of this Plan only if either:

     (a) He was vested in any portion of his accrued benefit at the time the Break(s) began; or

     (b) The number of his consecutive Breaks does not equal or exceed the greater of five or the number of his Years of Service credited to him before the Breaks began.

     Except as provided in the foregoing, none of an Employee's Service prior to one or a series of consecutive Breaks shall be counted for any purpose in connection with his participation in this Plan thereafter.

     3.4  Service Credit During Authorized Leaves.

     An Employee shall receive no Service credit under Section 3.1 or 3.2 during any Authorized Leave of Absence. However, solely for the purpose of determining whether he has incurred a Break during any Plan Year in which he is absent from Service for one or more Authorized Leaves of Absence, he shall be credited with 45 Hours of Service for each week during any such leave period. Notwithstanding the foregoing, if an Employee fails to return to Service on or before the end of a leave period, he shall be deemed to have terminated Service as of the first day of such leave period and his credit for Hours of Service, determined under this Section 3.4, shall be revoked. Notwithstanding anything contained herein to the contrary, an Employee who is absent by reason of military service as set forth in Section 1.1(d)(1) shall be given Service credit under this Plan for such military leave period to the extent, and for all purposes, required by law.

     3.5  Service Credit During Maternity or Paternity Leave.

     For purposes of determining whether a Break has occurred for participation and vesting purposes, an individual who is on maternity or paternity leave as described in Section 1.1(w), shall be deemed to have completed Hours of Service during such period of absence, all in accordance with Section 1.1(w). Notwithstanding the foregoing, no credit shall be given for such Hours of Service unless the individual furnishes to the Administrator such timely information as the Administrator may reasonably require to determine:

     (a) that the absence from Service was attributable to one of the maternity or paternity reasons enumerated in Section 1.1(w); and

     (b) the number of days for which such absence lasted.

     In no event, however, shall any credit be given for such leave other than for determining whether a Break has occurred.

     3.6  Ineligible Employees.

     Notwithstanding any provisions of this Plan to the contrary, any person who is employed by the Employer, but who is ineligible to participate in this Plan, either because of his failure:

     (a) To meet the eligibility requirements contained in Article II; or

     (b) To be an Employee, as defined in Section 1.1(p), shall, nevertheless, earn Years of Service for eligibility and vesting purposes pursuant to the rules contained in this Article III. However, such a person shall not be entitled to receive any contributions hereunder unless and until he becomes a Participant in this Plan, and then, only during his period of participation.

                           ARTICLE IV
                          CONTRIBUTIONS

     4.1  Employee Stock Ownership Contributions.

     (a) Subject to all of the provisions of this Article IV, for each Plan Year commencing on or after the Effective Date, the Employer shall make an Employee Stock Ownership contribution to the Fund, in such amount as may be determined by the Board of Directors in its discretion. Such contribution shall be in the form of cash or Employer Securities. In determining the value of Employer Securities transferred to the Fund as an Employee Stock Ownership contribution, the Administrator may determine the average of closing prices of such securities for a period of up to 90 consecutive days immediately preceding the date on which the securities are contributed to the Fund. In the event that the Employer Securities are not readily tradable on an established securities market, the value of the Employer Securities transferred to the Fund shall be determined by an independent appraiser in accordance with Section 8.9.

     (b) In no event shall such contribution by the Employer exceed for any Plan Year the maximum amount that may be deducted by the Employer under
Section 404 of the Code, nor shall such contribution cause the Employer to violate its regulatory capital requirements. Each Employee Stock Ownership contribution by the Employer shall be deemed to be made on the express condition that the Plan, as then in effect, shall be qualified under Sections 401 and 501 of the Code and that the amount of such contribution shall be deductible from the Employer's income under Section 404 of the Code.

     4.2  Time and Manner of Employee Stock Ownership Contributions.

     (a) The Employee Stock Ownership contribution (if any) for each Plan Year shall be paid to the Trustee in one lump sum or installments at any time on or before the expiration of the time prescribed by law (including any extensions) for filing of the Employer's federal income tax return for its fiscal year ending concurrent with or during such Plan Year. Any portion of the Employee Stock Ownership contribution for each Plan Year that may be made prior to the last day of the Plan Year shall be maintained by the Trustee in the Employee Stock Ownership suspense account described in Section 5.2 until the last day of such Plan Year.

     (b) If an Employee Stock Ownership contribution for a Plan Year is paid after the close of the Employer's fiscal year which ends concurrent with or during such Plan Year but on or prior to the due date (including any extensions) for filing of the Employer's federal income tax return for such fiscal year, it shall be considered, for allocation purposes, as an Employee Stock Ownership contribution to the Fund for the Plan Year for which it was computed and accrued, unless such contribution is accompanied by a statement to the Trustee, signed by a representative of the Employer, which specifies that the Employee Stock Ownership contribution is made with respect to the Plan Year in which it is received by the Trustee. Any Employee Stock Ownership contribution paid by the Employer during any Plan Year but after the due date (including any extensions) for filing of its federal income tax return for the fiscal year of the Employer ending on or before the last day of the preceding Plan Year shall be treated, for allocation purposes, as an Employee Stock Ownership contribution to the Fund for the Plan Year in which the contribution is paid to the Trustee.

     (c) Notwithstanding anything contained herein to the contrary, no Employee Stock Ownership contribution shall be made for any year during which a "limitations account" created pursuant to Section 5.6(c)(2) is in existence until the balance of such limitations account has been reallocated in accordance with Section 5.6(c)(2).

     4.3  Records of Contributions.

     The Employer shall deliver at least annually to the Trustee, with respect to the contributions contemplated in Section 4.1, a certificate of the Administrator, in such form as the Trustee shall approve, setting forth:

     (a) The aggregate amount of contributions, if any, to the Fund for such Plan Year;

     (b) The names, Internal Revenue Service identifying numbers and current residential addresses of all Participants in the Plan;

     (c) The amount and category of contributions to be allocated to each such Participant; and

     (d) Any other information reasonably required for the proper operation of the Plan.

     4.4  Erroneous Contributions.

     (a) Notwithstanding anything herein to the contrary, upon the Employer's request, a contribution which was made by a mistake of fact, or conditioned upon the initial qualification of the Plan, under Code Section 401, or upon the deductibility of the contribution under Section 404 of the Code, shall be returned to the Employer by the Trustee within one year after the payment of the contribution, the denial of the qualification or the disallowance of the deduction (to the extent disallowed), whichever is applicable; provided, however, that in the case of denial of the initial qualification of the Plan, a contribution shall not be returned unless an Application for Determination has been timely filed with the Internal Revenue Service. Any portion of a contribution returned pursuant to this Section 4.4 shall be adjusted to reflect its proportionate share of the losses of the fund, but shall not be adjusted to reflect any earnings or gains. Notwithstanding any provisions of this Plan to the contrary, the right or claim of any Participant or Beneficiary to any asset of the Fund or any benefit under this Plan shall be subject to and limited by this Section 4.4.

     (b) In no event shall voluntary Employee contributions be accepted. Any such voluntary Employee contributions (and any earnings attributable thereto) mistakenly received by the Trustee shall promptly be returned to the Participant.

                            ARTICLE V

              ACCOUNTS, ALLOCATIONS AND INVESTMENTS

     5.1  Establishment of Separate Participant Accounts.

     The Administrator shall establish and maintain separate individual accounts for Participants in the Plan and for each Former Participant in accordance with the provisions of this Article V. Such separate accounts shall be for accounting purposes only and shall not require a segregation of the Fund, and no Participant, Former Participant or Beneficiary shall acquire any right to or interest in any specific assets of the Fund as a result of the allocations provided for under this Plan, except where segregation is expressly provided for in this Plan.

     (a) Employee Stock Ownership Accounts.

     The Administrator shall establish a separate Employee Stock Ownership Account in the Fund for each Participant. The account shall be credited as of the last day of each Plan Year with the amounts allocated to the Participant under Sections 5.4 and 5.5. The Administrator may establish subaccounts hereunder, including an Employer Stock Account reflecting a Participant's interest in Employer Securities held by the Trust and an Other Investments Account reflecting the Participant's interest in his Employee Stock Ownership Account other than Employer Securities.

     (b) Distribution Accounts.

     In any case where distribution of a terminated Participant's vested interest in the Plan is to be deferred, the Administrator shall establish a separate, nonforfeitable account in the Fund to which the balance in his Employee Stock Ownership Account in the Plan shall be transferred after such Participant incurs a Break. Unless the Former Participant's distribution accounts are segregated for investment purposes pursuant to section 9.4, they shall share in Investment Adjustments.

     (c) Other Accounts.

     The Administrator shall establish such other separate accounts for each Participant as may be necessary or desirable for the convenient administration of the Fund.

     5.2  Establishment of Suspense Accounts.

     The Administrator shall establish separate accounts to be known as "suspense accounts." There shall be credited to such appropriate suspense accounts any Employee Stock Ownership contributions that may be made prior to the last day of the Plan Year, as provided in Section 4.2. The suspense accounts shall share proportionately as to time and amount in any Investment Adjustments. As of the last day of each Plan Year, the balance of the Employee Stock

Ownership suspense account shall be added to the Employee Stock Ownership contribution and allocated to the Employee Stock Ownership Accounts of Participants as provided in Section 5.5, except as provided herein. In the event that the Plan takes an Exempt Loan, the Employer Securities purchased thereby shall be allocated to a separate Exempt Loan Suspense Account, from which allocations shall be made in accordance with Section 8.5.

     5.3  Allocation of Earnings, Losses and Expenses.

     As of each Valuation Date, any increase or decrease in the net worth of the aggregate Employee Stock Ownership Accounts held in the Fund attributable to earnings, losses, expenses and unrealized appreciation or depreciation in each such aggregate Account, as determined by the Trustee pursuant to the Trust Agreement, shall be credited to or deducted from the appropriate suspense accounts and all Participants' Employee Stock Ownership Accounts (except segregated distribution accounts described in Section 5.1(b) and the "limitations account" described in Section 5.6(c)(4)) in the proportion that the value of each such Account (determined immediately prior to such allocation and before crediting any Employee Stock Ownership contributions and forfeitures for the current Plan Year but after adjustment for any transfer to or from such Accounts and for the time such funds were in such Accounts) bears to the value of all Employee Stock Ownership Accounts.

     5.4  Allocation of Forfeitures.

     As of the last day of each Plan Year, all forfeitures attributable to the Employee Stock Ownership Accounts which are then available for reallocation shall be, as appropriate, added to the Employee Stock Ownership contribution (if any) for such year and allocated among the Participants' Employee Stock Ownership Accounts, as appropriate, in the manner provided in Sections 5.5 and 5.6.

     5.5  Allocation of Annual Employee Stock Ownership Contributions.

     As of the last day of each Plan Year for which the Employer shall make an Employee Stock Ownership contribution, the Administrator shall allocate the Employee Stock Ownership contribution (including reallocable forfeitures) for such Plan Year to the Employee Stock Ownership account of each Participant who completed at least 1,000 Hours of Service during that Plan Year, provided that he is still employed by the Employer on the last day of the Plan Year. Such allocation shall be made in the same proportion that each such Participant's Compensation for such Plan Year bears to the total Compensation of all such Participants for such Plan Year, subject to Section 5.6; provided, however, that for purposes of this Section 5.5, Compensation shall not be considered for any part of a Plan Year prior to the date an Employee becomes a Participant. Notwithstanding the foregoing, if a Participant attains his Normal Retirement Date and terminates Service prior to the last day of the Plan Year, or terminates Service by reason of is death or Disability, he shall be entitled to an allocation based on his Compensation earned prior to his termination and during the Plan Year. Furthermore, if a Participant completes 1,000 Hours of Service and is on a Leave of Absence on the last day of the Plan Year because of pregnancy or other medical reason, such a Participant shall be entitled to an allocation based on his Compensation earned during such Plan Year.

     5.6  Limitation on Annual Additions.

     (a) Notwithstanding any provisions of this Plan to the contrary, the total Annual Additions credited to a Participant's accounts under this Plan (and under any other defined contribution plan to which the Employer contributes) for any Limitation Year shall not exceed the lesser of:

     (1)  25% of the Participant's compensation for such Limitation Year; or

     (2) $30,000 (or, if greater, one-fourth of the defined benefit dollar limitation set forth in Section 415(b)(1)(A) of the Code). Whenever otherwise allowed by law, the maximum amount of $30,000 shall be automatically adjusted annually for cost-of-living increases in accordance with Section 415(d) of the Code and the highest such increase effective at any time during the Limitation Year shall be effective for the entire Limitation Year, without any amendment to this Plan.

     (b) Solely for the purpose of this Section 5.6, the term "compensation" is defined as wages, salaries, and fees for professional services and other amounts received (without regard to whether or not an amount is paid in cash) for personal services actually rendered in the course of employment with the Employer maintaining the Plan to the extent that the amounts are includable in gross income (including, but not limited to, commissions paid to salesmen, compensation for services on the basis of a percentage of profits, commissions on insurance premiums, tips, bonuses, fringe benefits, and reimbursements or other expense allowances under a nonaccountable plan (as described in Treas. Regs. Section 1.62-2(c)), and excluding the following:

     (1) Employer contributions to a plan of deferred compensation which are not includable in the Employee's gross income for the taxable year in which contributed, or Employer contributions under a simplified employee pension plan to the extent such contributions are deductible by the Employee, or any distributions from a plan of deferred compensation;

     (2) Amounts realized from the exercise of a non-qualified stock option, or when restricted stock (or property) held by the employee either becomes freely transferable or is no longer subject to a substantial risk of forfeiture;

     (3) Amounts realized from the sale, exchange or other disposition of stock acquired under a qualified stock option; and

     (4) Other amounts which received special tax benefits, or contributions made by the employer (whether or not under a salary reduction agreement) towards the purchase of an annuity contract described in section 403(b) of the Code (whether or not the contributions are actually excludable from the gross income of the Employee).

     (c) In the event that the limitations on Annual Additions described in this Section 5.6(a) above are exceeded with respect to any Participant in any Limitation Year, then the contributions allocable to the Participant for such year shall be reduced to the minimum extent required by such limitations in the following order of priority:

     (1) If any further reductions in Annual Additions are necessary, then the Employee Stock Ownership contributions and forfeitures allocated during such Limitation Year to the Participant's Employee Stock Ownership Account shall be reduced. The amount of any such reductions in the Employee Stock Ownership contributions and forfeitures shall be reallocated to all other Participants in the same manner as set forth under Sections 5.4 and 5.5.

     (2) Any amounts which cannot be reallocated to other Participants in a current Limitation Year in accordance with Section 5.6(c)(1) above because of the limitations contained in Sections 5.6(a) and (d) shall be credited to an account designated as the "limitations account" and carried forward to the next and subsequent Limitation Years until it can be reallocated to all Participants as set forth in Sections 5.4, and 5.5, as appropriate. No Investment Adjustments shall be allocated to this limitations account. In the next and subsequent Limitation Years, all amounts in the limitations account must be allocated in the manner described in Sections 5.4 and 5.5, as appropriate, before any Employee Stock Ownership contributions may be made to this Plan for that Limitation Year.

     (3) The Administrator shall determine to what extent the Annual Additions to any Participant's Employee Stock Ownership Account must be reduced in each Limitation Year. The Administrator shall reduce the Annual Additions to all other tax-qualified retirement plans maintained by the Employer in accordance with the terms contained therein for required reductions or reallocations mandated by Section 415 of the Code before reducing any Annual Additions in this Plan.

     (4) In the event this Plan is voluntarily terminated by the Employer under Section 13.5, any amounts credited to the limitations account described in Section 5.6(c)(2) above which have not be reallocated as set forth herein shall be distributed to the Participants who are still employed by the Employer on the date of termination, in the proportion that each Participant's Compensation bears to the Compensation of all Participants.

     (d) The Annual Additions credited to a Participant's accounts for each Limitation Year are further limited so that in the case of an Employee who is a Participant in both this Plan and any qualified defined benefit plan (hereinafter referred to as a "pension plan") of the Employer, the sum of (1) and (2) below will not exceed 1.0:

     (1) (A) The projected annual normal retirement benefit of a Participant under the pension plan, divided by

          (B) The lesser of:

               (i) The product of 1.25 multiplied by the dollar limitation in effect under Section 415(b)(1)(A) of the Code for such Limitation Year; or

               (ii) The product of 1.4 multiplied by the amount of
                    compensation which may be taken into account under Section 415(b)(1)(B) of the Code for the Participant for such Limitation Year; plus

     (2) (A) The sum of Annual Additions credited to the Participant under this Plan for all Limitation Years, divided by:

          (B) The sum of the lesser of the following amounts determined for such Limitation Year and for each prior year of service with the
              Employer:

               (i) The product of 1.25 multiplied by the dollar limitation in effect under Section 415(b)(1)(A) of the Code for such Limitation Year, or

               (ii) The product of 1.4 multiplied by  the amount of
                    compensation which may be taken into account under Section 415(b)(1)(B) of the Code for the Participant for such Limitation Year. The Administrator may, in calculating the defined contribution plan fraction described in
                    Section 5.6(d)(2), elect to use the transitional rule pursuant to Section 415(e)(6) of the Code, if applicable. If the sum of the fractions produced above will exceed 1.0, even after the use of the

                    "fresh start" rule contained in Section 235 of the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"), if applicable, then the same provisions as stated in Section 5.6(c) above shall apply. If, even after the reductions provided for in Section 5.6(c), the sum of the fractions still exceed 1.0, then the benefits of the Participant provided under the pension plan shall be reduced to the extent necessary, in accordance with Treasury Regulations issued under the Code. Solely for the purposes of this
                    Section 5.6(d), the term "years of service" shall mean all years of service defined by Treasury Regulations issued under Section 415 of the Code.

     (e) In the event that the Employer is a member of (1) a controlled group of corporations or a group of trades or businesses under common control (as described in Section 414(b) or (c) of the Code, as modified by Section 415(h) thereof), or (2) an affiliated service group (as described in Section 414(m) of the Code), the Annual Additions credited to any Participant's accounts in any such Limitation Year shall be further limited by reason of the existence of all other qualified retirement plans maintained by such affiliated corporations, other entities under common control or other members of the affiliated service group, to the extent such reduction is required by Section 415 of the Code and the regulations promulgated thereunder. The Administrator shall determine if any such reduction in the Annual Additions to a Participant's accounts is required for this reason, and if so, the same provisions as stated in 5.6(c) and (d) above shall apply.

     (f) Annual Additions shall not include any Employer contributions which are used by the Trust to pay interest on an Exempt Loan nor any forfeitures of Employer Securities purchased with the proceeds of an Exempt Loan, provided that not more than one-third of the Employer contributions are allocated to Participants who are among the group of employees deemed "highly compensated employees" within the meaning of Code Section 414(q).

     5.7  Erroneous Allocations.

     No Participant shall be entitled to any Annual Additions or other allocations to his accounts in excess of those permitted under Sections 5.3, 5.4, 5.5, and 5.6. If it is determined at anytime that the Administrator and/or Trustees have erred in accepting and allocating any contributions or forfeitures under this Plan, or in allocating Investment Adjustments, or in excluding or including any person as a Participant, then the Administrator, in a uniform and nondiscriminatory manner, shall determine the manner in which such error shall be corrected and shall promptly advise the Trustee in writing of such error and of the method for correcting such error. The accounts of any or all Participants may be revised, if necessary, in order to correct such error.

     5.8  Value of Participant's Interest in Fund

     At any time, the value of a Participant's interest in the Fund shall consist of the aggregate value of his Employee Stock Ownership Account and his distribution account, if any, determined as of the next-preceding Valuation Date. The Administrator shall maintain adequate records of the cost basis of Employer Securities allocated to each Participant's Employer Stock Ownership Account.

     5.9  Investment of Account Balances.

     The Employee Stock Ownership Accounts shall be invested primarily in Employer Securities. All sales of Employer Securities by the Trustee attributable to the Employee Stock Ownership Accounts of all Participants shall be charged pro rata to the Employee Stock Ownership Accounts of all Participants.

                           ARTICLE VI

        RETIREMENT, DEATH AND DESIGNATION OF BENEFICIARY

     6.1  Normal Retirement.

     A Participant who reaches his Normal Retirement Date and who shall retire at that time shall thereupon be entitled to retirement benefits based on the value of his interest in the Fund, payable pursuant to the provisions of
Section 9.1. A Participant who remains in Service after his Normal Retirement Date shall not be entitled to any retirement benefits until his actual termination of Service thereafter (except as provided in Section 9.3(g)) and he shall meanwhile continue to participate in this Plan.

     6.2  Early Retirement.

     A Participant who reaches his Early Retirement Date may retire at such time (or, at his election, as of the first day of any month thereafter prior to his Normal Retirement Date) and shall thereupon be entitled to retirement benefits based on the value of his interest in the Fund, payable pursuant to the provisions of Section 9.1.

     6.3  Disability Retirement.

     In the event a Participant incurs a Disability, he may retire on his Disability Retirement Date and shall thereupon be entitled to retirement benefits based on the value of his interest in the Fund, payable pursuant to the provisions of Section 9.1.

     6.4  Death Benefits.

     (a) Upon the death of a Participant before his Retirement or other termination of Service, the value of his interest in the Fund shall be payable pursuant to the provisions of Section 9.1. The Administrator shall direct the Trustee to distribute his interest in the Fund to any surviving Beneficiary designated by the Participant or, if none, to such persons designated by the Administrator pursuant to Section 6.5.

     (b) Upon the death of a Former Participant, the Administrator shall direct the Trustee to distribute any undistributed balance of his interest in the Fund to any surviving Beneficiary designated by him or, if none, to such persons designated by the Administrator pursuant to Section 6.5.

     (c) The Administrator may require such proper proof of death and such evidence of the right of any person to receive the interest in the Fund of a deceased Participant or Former Participant as the Administrator may deem desirable. The Administrator's determination of death and of the right of any person to receive payment shall be conclusive.

     6.5  Designation of Death Beneficiary and Manner of Payment.

     (a) Each Participant shall have the right to designate a Beneficiary or Beneficiaries to receive the sum or sums to which he may be entitled upon his death. The Participant may also designate the manner in which any death benefits under this Plan shall be payable to his Beneficiary, provided that such designation is in accordance with Section 9.4. Such designation of Beneficiary and manner of payment shall be in writing and delivered to the Administrator, and shall be effective when received by the Administrator. The Participant shall have the right to change such designation by notice in writing to the Administrator. Such change of Beneficiary or the manner of payment shall become effective upon its receipt by the Administrator. Any such change shall be deemed to revoke all prior designations.

     (b) If a Participant shall fail to designate validly a Beneficiary or if no designated Beneficiary survives the Participant, his interest in the Fund shall be paid to the person or persons in the first of the following classes of successive preference Beneficiaries surviving at the death of the
Participant: the Participant's (1) widow or widower, (2) children, (3) parents, and (4) estate. The Administrator shall decide what Beneficiaries, if any, shall have been validly designated, and its decision shall be binding and conclusive on all persons.

     (c) Notwithstanding the foregoing, if a Participant has been married throughout the 12 month period preceding the date of his death, the sum or sums to which he may be entitled under this Plan upon his death shall be paid to his spouse, unless the Participant's spouse shall have consented to the election of another Beneficiary. Such a spousal consent shall be in writing and shall be witnessed either by a representative of the Plan or a notary public. If it is established to the satisfaction of the Administrator that such spousal consent cannot be obtained because there is no spouse, because the spouse cannot be located, or other reasons prescribed by governmental regulations, the consent of the spouse may be waived, and the Participant may designate a Beneficiary or Beneficiaries other than his spouse.

                           ARTICLE VII

                     VESTING AND FORFEITURES

     7.1  Vesting on Death, Disability, Retirement and Change in Control.

     Unless his participation in this Plan shall have terminated prior thereto, upon a Participant's death, Disability, Early Retirement, or upon his attainment of Normal Retirement Date (whether or not he actually retires at that time) while he is still employed by the Employer, the Participant's entire interest in the Fund shall be fully vested and nonforfeitable. In addition, a Participant's interest shall be fully vested and nonforfeitable upon a Change in Control. For purposes of this Plan, a "Change in Control" shall mean an event deemed to occur if and when (1) an offeror other than the Timberland Bancorp, Inc. purchases shares of the stock of Timberland Bancorp, Inc. or the Sponsor pursuant to a tender or exchange offer for such shares,
(2) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of Timberland Bancorp, Inc. or the Sponsor representing 25% or more of the combined voting power of Timberland Bancorp, Inc.'s or the Sponsor's then outstanding securities, (3) the membership of the board of directors of Timberland Bancorp, Inc. or the Sponsor changes as the result of a contested election, such that individuals who were directors at the beginning of any 24 month period (whether commencing before or after the date of adoption of this Plan) do not constitute a majority of the Board at the end of such period, or
(4) shareholders of Timberland Bancorp, Inc. or the Sponsor approve a merger, consolidation, sale or disposition of all or substantially all of Timberland Bancorp, Inc.'s or the Sponsor's assets, or a plan of partial or complete liquidation. If any of the events enumerated in clauses (1) - (4) occur, the Board of Directors shall determine the effective date of the change in control resulting therefrom.

     7.2  Vesting on Termination of Participation.

     Upon termination of his participation in this Plan for any reason other than death, Disability, or Normal Retirement, a Participant shall be vested in a percentage of his Employee Stock Ownership Account, such vested percentages to be determined under the following table, based on the Years of Service (including Years of Service prior to the Effective Date) credited to him for vesting purposes at the time of his termination of participation:

          Years of Service Completed   Percentage Vested
            Less than 1                       0%
                  1                          10%
                  2                          20%
                  3                          40%
                  4                          60%
                  5                          80%
             6 or more                      100%

     Any portion of the Participant's Employee Stock Ownership Account which is not vested at the time he incurs a Break shall thereupon be forfeited and disposed of pursuant to Section 7.3. Distribution of the vested portion of a terminated Participant's interest in the Plan may be authorized by the Administrator in any manner permitted under Section 9.1.

     7.3  Disposition of Forfeitures.

     (a) In the event a Participant incurs a Break and subsequently resumes both his Service and his participation in the Plan prior to incurring at least five Breaks, the forfeitable portion of his Employee Stock Ownership Account shall be reinstated to the credit of the Participant as of the date he resumes participation.

     (b) In the event a Participant terminates Service and subsequently incurs a Break and receives a distribution, or in the event a Participant does not terminate Service, but incurs at least five Breaks, or in the event that a Participant terminates Service and incurs at least five Breaks but has not received a distribution, then the forfeitable portion of his Employer Account, including Investment Adjustments, shall be reallocated to other Participants, pursuant to Section 5.4 as of the date the Participant incurs such Break or Breaks, as the case may be.

     (c) In the event a former Participant who had received a distribution from the Plan is rehired, he shall repay the amount of his distribution before the earlier of five years after the date of his rehire by the Employer, or the close of the first period of five consecutive Breaks commencing after the withdrawal in order for any forfeited amounts to be restored to him.

                          ARTICLE VIII

               EMPLOYEE STOCK OWNERSHIP PROVISIONS

     8.1  Right to Demand Employer Securities.

     A Participant entitled to a distribution from his Employee Stock Ownership Account shall be entitled to demand that his interest in the Account be distributed to him in the form of Employer Securities, all subject to
Section 9.9. In the event that the Employer Securities are not readily tradable on an established market, the Participant shall be entitled to require that the Employer repurchase the Employer Securities under a fair valuation formula, as provided by governmental regulations. The Participant or Beneficiary shall be entitled to exercise the put option described in the preceding sentence for a period of not more than 60 days following the date of distribution of Employer Securities to him. If the put option is not exercised within such 60-day period, the Participant or Beneficiary may exercise the put option during an additional period of not more than 60 days after the beginning of the first day of the first Plan Year following the Plan Year in which the first put option period occurred, all as provided in regulations promulgated by the Secretary of the Treasury.

     8.2  Voting Rights.

     Each Participant with an Employee Stock Ownership Account shall be entitled to direct the Trustee as to the manner in which the Employer Securities in such Account are to be voted. Employer Securities held in the Employee Stock Ownership Suspense Account or the Exempt Loan Suspense Account shall be voted by the Trustee on each issue with respect to which shareholders are entitled to vote in the manner directed by the majority of the Participants who directed the Trustee as to the manner of voting their shares in the Employee Stock Ownership Accounts with respect to such issue. Prior to the initial allocation of shares, the Trustee shall be entitled to vote the shares in the Suspense Account without prior direction from the Participants or the Administrator. In the event that a Participant fails to give timely voting instructions to the Trustee with respect to the voting of his allocated Employer Securities, the Trustee shall be entitled to vote such shares in its discretion.

     8.3  Nondiscrimination in Employee Stock Ownership Contributions.

     In the event that the amount of the Employee Stock Ownership contributions that would be required in any Plan Year to make the scheduled payments on an Exempt Loan would exceed the amount that would otherwise be deductible by the Employer for such Plan Year under Code Section 404, then no more than one-third of the Employee Stock Ownership contributions for the Plan Year, which is also the Employer's taxable year, shall be allocated to the group of Employees who during the Plan Year or the preceding Plan Year:

     (a) During the Plan Year or the preceding Plan Year was at any time a 5% owner of the Employer; or

     (b) During the preceding Plan Year, received compensation from the Employer in excess of $80,000, as adjusted under Code Section 414(q) and, if elected by the Employer, was in the top paid group of Employees for such Plan Year.

     8.4  Dividends.

     Any cash dividends or other cash contributions received by the Trustee of Employer Securities allocated to the Employee Stock Account of Participants shall be credited to the applicable Participants' Ownership Accounts unless the Sponsor, in its sole discretion, elects to pay the cash dividends directly to the applicable Participants or directs the Trustee to pay the cash dividends to the Participants (or, if applicable, their Beneficiaries) within 90 calendar days of the close of the Plan Year in which the cash dividend were paid to the Fund. Notwithstanding anything contained in this Section to the contrary, the Sponsor may direct cash dividends, including dividends on non-allocated shares, be applied to repay an Exempt Loan, but only to the extent shares of Employer Securities with an aggregate fair market value equal to the amount of dividends so applied are allocated to the Employee Stock Ownership Account of the applicable Participants and to the extent the cash dividends are deductible under Section 404(k) of the Code. To the extent cash dividends on allocated shares are applied to repay an Exempt Loan, shares released from encumbrance the value equal to the amount of the dividends which, but for the repayment of the Exempt Loan, would have been allocated to Participants' Employee Stock Ownership Accounts shall be allocated to the Employee Stock Ownership Accounts of the affected Participants, and the remaining shares to be allocated shall be allocated among the Participants in accordance with Section 5.5. Dividends on Employer Securities obtained pursuant to an Exempt Loan and not yet allocated may be used to make payments on an Exempt Loan, as described in Section 8.5.

     8.5  Exempt Loans.

     (a) The Sponsor may direct the Trustee to obtain Exempt Loans. The Exempt Loan may take the form of (i) a loan from a bank or other commercial lender to purchase Employer Securities (ii) a loan from the Employer or affiliated corporation, to the Plan; or (iii) an installment sale of Employer Securities to the Plan. The proceeds of any such Exempt Loan shall be used, within a reasonable time after the Exempt Loan is obtained, only to purchase Employer Securities, repay the Exempt Loan, or repay any prior Exempt Loan. Any such Exempt Loan shall provide for no more than a reasonable rate of interest and shall be without recourse against the Plan. The number of years to maturity under the Exempt Loan must be definitely ascertainable at all times. The only assets of the Plan that may be given as collateral for an Exempt Loan are Employer Securities acquired with the proceeds of the Exempt Loan and Employer Securities that were used as collateral for a prior Exempt Loan repaid with the proceeds of the current Exempt Loan. Such Employer Securities so pledged shall be placed in an Exempt Loan Suspense Account. No person or institution entitled to payment under an Exempt Loan shall have recourse against Trust assets other than the aforesaid collateral, Employer Stock Ownership contributions (other than contributions of Employer Securities) that are available under the Plan to meet obligations under the Exempt Loan and earnings attributable to such collateral and the investment of such contributions. All Employee Stock Ownership contributions paid during the Plan Year in which an Exempt Loan is made (whether before or after the date the proceeds of the Exempt Loan are received), all Employee Stock Ownership contributions paid thereafter until the Exempt Loan has been repaid in full, and all earnings from investment of such Employee Stock Ownership contributions, without regard to whether any such Employee Stock Ownership contributions and earnings have been allocated to Participants' Employee Stock Ownership Accounts, shall be available to meet obligations under the Exempt Loan as such obligations accrue, or prior to the time such obligations accrue, unless otherwise provided by the Employer at the time any such contribution is made. Any pledge of Employer Securities shall provide for the release of shares so pledged upon the payment of any portion of the Exempt Loan.

     (b) For each Plan Year during the duration of the Exempt Loan, the number of shares of Employer Securities released from such pledge shall equal the number of encumbered shares held immediately before release for the current Plan Year multiplied by a fraction. The numerator of the fraction is the sum of principal and interest paid in such Plan Year. The denominator of the fraction is the sum of the numerator plus the principal and interest to be paid for all future years. Such years will be determined without taking into account any possible extension or renewal periods. If interest on any Exempt Loan is variable, the interest to be paid in future years under the Exempt Loan shall be computed by using the interest rate applicable as of the end of the Plan Year.

     (c) Notwithstanding the foregoing, the Trustee may obtain an Exempt Loan pursuant to the terms of which the number of Employer Securities to be released from encumbrance shall be determined solely with reference to principal payments. In the event that such an Exempt Loan is obtained, annual payments of principal and interest shall be at a cumulative rate that is not less rapid at any time than level payments of such amounts for not more than 10 years. The amount of interest in any such annual loan repayment shall be disregarded only to the extent that it would be determined to be interest under standard loan amortization tables. The requirement set forth in the preceding sentence shall not be applicable from the time that, by reason of a renewal, extension, or refinancing, the sum of the expired duration of the Exempt Loan, the renewal period, the extension period, and the duration of a new Exempt Loan exceeds 10 years.

     8.6  Exempt Loan Payments.

     (a) Payments of principal and interest on any Exempt Loan during a Plan Year shall be made by the Trustee (as directed by the Administrator) only from
(1) Employee Stock Ownership contributions to the Trust made to meet the Plan's obligation under an Exempt Loan (other than contributions of Employer Securities) and from any earnings attributable to Employer Securities held as collateral for an Exempt Loan and investments of such contributions (both received during or prior to the Plan Year); (2) the proceeds of a subsequent Exempt Loan made to repay a prior Exempt Loan; and (3) the proceeds of the sale of any Employer Securities held as collateral for an Exempt Loan. Such contribution and earnings shall be accounted for separately by the Plan until the Exempt Loan is repaid.

     (b) Employer Securities released by reason of the payment of principal or interest on an Exempt Loan from amounts allocated to Participants' Employee Stock Ownership Accounts shall be allocated as set forth in Section 5.5.

     (c) The Employer shall contribute to the Trust sufficient amounts to enable the Trust to pay principal and interest on any such Exempt Loans as they are due, provided however that no such contribution shall exceed the limitations in Section 5.6. In the event that such contributions by reason of the limitations in Section 5.6 are insufficient to enable the Trust to pay principal and interest on such Exempt Loan as it is due, then upon the Trustee's request the Employer or an affiliated corporation shall:

     (1) Make an Exempt Loan to the Trust in sufficient amounts to meet such principal and interest payments. Such new Exempt Loan shall be subordinated to the prior Exempt Loan. Securities released from the pledge of the prior Exempt Loan shall be pledged as collateral to secure the new Exempt Loan. Such Employer Securities will be released from this new pledge and allocated to the Employee Stock Ownership Accounts of the Participants in accordance with applicable provisions of the Plan;

     (2) Purchase any Employer Securities pledged as collateral in an amount necessary to provide the Trustee with sufficient funds to meet the principal and interest repayments. Any such sale by the Plan shall meet the requirements of Section 408(e) of ERISA; or

     (3) Any combination of the foregoing. However, the Employer shall not, pursuant to the provisions of this subsection, do, fail to do or cause to be done any act or thing which would result in a disqualification of the Plan as an Employee Stock Ownership Plan under the Code.

     (d) Except as provided in Section 8.1 above and notwithstanding any amendment to or termination of the Plan which causes it to cease to qualify as an Employee Stock Ownership plan within the meaning of Section 4975(e)(7) of the Code, or any repayment of an Exempt Loan, no shares of Employer Securities acquired with the proceeds of an Exempt Loan obtained by the Trust to purchase Employer Securities may be subject to a put, call or other option, or buy-sell or similar arrangement while such shares are held by the Plan or when such Shares are distributed from the Plan.

     8.7  Put Option.

     If a Participant exercises a put option (as set forth in Section 8.1) with respect to Employer Securities that were distributed as part of a total distribution pursuant to which a Participant's Employee Stock Ownership Account is distributed to him in a single taxable year, the Employer or the Plan may elect to pay the purchase price of the Employer Securities over a period not to exceed five years. Such payments shall be made in substantially equal installments not less frequently than annually over a period beginning not later than 30 days after the exercise of the put option. Reasonable interest shall be paid to the Participant with respect to the unpaid balance of the purchase price and adequate security shall be provided with respect thereto. In the event that a Participant exercises a put option with respect to Employer Securities that are distributed as part of an installment distribution, the amount to be paid for such securities shall be paid not later than 30 days after the exercise of the put option.

     8.8  Diversification Requirements

     Each Participant who has completed at least 10 years of participation in the Plan and has attained age 55 may elect within 90 days after the close of each Plan Year during his "qualified election period" to direct the Plan as to the investment of at least 25% of his Employee Stock Ownership Account (to the extent such percentage exceeds the amount to which a prior election under this
Section 8.8 had been made). For purposes of this Section 8.8, the term "qualified election period" shall mean the five-Plan Year period beginning with the Plan Year after the Plan Year in which the Participant attains age 55 (or, if later, beginning with the Plan Year after the first Plan Year in which the Employee first completes at least 10 years of participation in the Plan). In the case of the Employee who has attained age 60 and completed 10 years of participation in the prior Plan Year and in the case of the election year in which any other Participant who has met the minimum age and service requirements for diversification can make his last election hereunder, he shall be entitled to direct the Plan as to the investment of at least 50% of his Employee Stock Ownership Account (to the extent such percentage exceeds the amount to which a prior election under this Section 8.8 had been made). The Plan shall make available at least three investment options (not inconsistent with regulations prescribed by the Department of Treasury) to each Participant making an election hereunder. The Plan shall be deemed to have met the requirements of this Section if the portion of the Participant's Employee Stock Ownership Account covered by the election hereunder is distributed to the Participant or his designated Beneficiary within 90 days after the period during which the election may be made. In the absence of such a distribution, the Trustee shall implement the Participant's election within 90 days following the expiration of the qualified election period.

     8.9  Independent Appraiser.

     An independent appraiser meeting the requirements of Code 170(a)(1) shall value the Employer Securities in those Plan Years when such securities are not readily tradable on an established securities market.

     8.10 Limitation on Allocations.

     In the event that the Trustee acquires shares of Employer Securities in a transaction to which section 1042 of the Code applies, such Shares shall not be allocated, directly or indirectly, to any Participant described in Section 409(n)(1) of the Code for the duration of the "nonallocation period" (as defined in Section 409(n)(3)(C) of the Code). Where any shares of Employer Securities are prevented from being allocated due to he prohibition contained in this section the allocation of contributions otherwise provided under Section 5.5 shall be adjusted to reflect such result.

                           ARTICLE IX

                   PAYMENTS AND DISTRIBUTIONS

     9.1  Payments on Termination of Service -- In General.

     All benefits provided under this Plan shall be funded by the value of a Participant's vested interest in the Fund. As soon as practicable after a Participant's Retirement, death or termination of Service, the Administrator shall ascertain the value of his vested interest in the Fund, as provided in
Article V, and the Administrator shall hold or dispose of the same in accordance with the following provisions of this Article IX.

     9.2  Commencement of Payments.

     (a) Distributions upon Retirement or Death. Upon a Participant's Retirement or Death, payment of benefits under this Plan shall, unless the Participant otherwise elects (in accordance with Section 9.3), commence no later than six months after the close of the Plan Year in which occurs the date of the Participant's Retirement or death.

     (b) Distribution following Termination of Service. Unless a Participant elects otherwise, if a Participant terminates Service prior to Retirement or death, he shall be accorded an opportunity to commence receipt of distributions from his Accounts within six months after the Valuation Date next following the date of his termination of service. A Participant who terminates Service with a deferred vested benefit shall be entitled to receive from the Administrator a statement of his benefits. In the event that a Participant elects not to commence receipt of distributions from his Accounts in accordance with this Section 9.2(b), after the Participant incurs a Break, the Administrator shall transfer his deferred vested interest to a distribution account. If a Participant's vested Employer Account does not exceed (or at the time of any prior distribution did not exceed) $5,000, the Plan Administrator may distribute the vested portion of his Employer Account as soon as administratively feasible without the consent of the Participant or his spouse.

     (c) Distribution of Accounts Greater Than $5,000. If the value of a Participant's vested Account balance exceeds (or at the time of any prior distribution exceeded) $5,000, and the Account balance is immediately distributable, the Participant must consent to any distribution of such Account balance. The Plan Administrator shall notify the Participant of the right to defer any distribution until the Participant's Account balance is no longer immediately distributable. The consent of the Participant shall not be required to the extent that a distribution is required to satisfy Code Section 401(a)(9) or Code Section 415.

     9.3  Mandatory Commencement of Benefits.

     (a) Unless a Participant elects otherwise, in writing, distribution of benefits will begin no later than the 60th day after the latest of the close of the Plan Year in which (i) the Participant attains age 65, (ii) occurs the tenth anniversary of the year in which the Participant commenced participation in the Plan Year, or (iii) the Participant terminates Service with the Employer.

     (b) In the event that the Plan shall be subsequently amended to provide for a form of distribution other than a lump sum, as of the first distribution calendar year, distributions, if not made in a lump sum, may be made only over one of the following periods (or a combination thereof):

     (i)   the life of the Participant,

     (ii)  the life of the Participant and the designated beneficiary,

     (iii) a period certain not extending beyond the life expectancy of the Participant, or

     (iv) a period certain not extending beyond the joint and last survivor expectancy of the Participant and a designated beneficiary.

     (c) In the event that the Plan shall be subsequently amended to provide for a form of distribution other than a lump sum, if the participant's interest is to be distributed in other than a lump sum, the following minimum distribution rules shall apply on or after the required beginning date:

     (i) If a Participant's benefit is to be distributed over (1) a period not extending beyond the life expectancy of the Participant or the joint life and last survivor expectancy of the Participant and the Participant's designated beneficiary or (2) a period not extending beyond the life expectancy of the designated beneficiary, the amount required to be distributed for each calendar year, beginning with distributions for the first distribution calendar year, must at least equal the quotient obtained by dividing the Participant's benefit by the applicable life expectancy.

    (ii) The amount to be distributed each year, beginning with distributions for the first distribution calendar year shall not be less than the quotient obtained by dividing the Participant's benefit by the lesser of (1) the applicable life expectancy or (2) if the Participant's spouse is not the designated beneficiary, the applicable divisor determined from the table set forth in Q&A-4 of section 1.401(a)(9)-2 of the Proposed Regulations. Distributions after the death of the participant shall be distributed using the applicable life expectancy in sub-section (iii) above as the relevant divisor without regard to Proposed Regulations 1.401(a)(9)-2.

    (iii) The minimum distribution required for the Participant's first distribution calendar year must be made on or before the Participant's required beginning date. The minimum distribution for other calendar years, including the minimum distribution for the distribution calendar year in which the employee's required beginning date occurs, must be made on or before December 31 of the distribution calendar year.

     (d) If a Participant dies after a distribution has commenced in accordance with Section 8.3(b) but before his entire interest has been distributed to him, the remaining portion of such interest shall be distributed to his Beneficiary at least as rapidly as under the method of distribution in effect as of the date of his death.

     (e) If a Participant shall die before the distribution of his interest in the Plan has begun, the entire interest of the Participant shall be distributed by December 31 of the calendar year containing the fifth anniversary of the death of the Participant, except in the following events:

     (i) If any portion of the Participant's interest is payable to (or for the benefit of) a designated beneficiary over a period not extending beyond the life expectancy of such beneficiary and such distributions begin not later than December 31 of the calendar year immediately following the calendar year in which the Participant died.

     (ii) If any portion of the Participant's interest is payable to (or for the benefit of) the Participant's spouse over a period not extending beyond the life expectancy of such spouse and such distributions begin no later than December 31 of the calendar year in which the Participant would have attained age 70-1/2.

          If the Participant has not made a distribution election by the time of his death, the Participant's designated beneficiary shall elect the method of distribution no later than the earlier of (1) December 31 of the calendar year in which distributions would be required to begin under this Article or (2) December 31 of the calendar year which contains the fifth anniversary of the date of death of the Participant. If the Participant has no designated beneficiary, or if the designated beneficiary does not elect a method of distribution, distribution of the Participant's entire interest shall be completed by December 31 of the calendar year containing the fifth anniversary of the Participant's death.

     (f) For purposes of this Article, the life expectancy of a Participant and his spouse may be redetermined but not more frequently than annually. The life expectancy (or joint and last survivor expectancy) shall be calculated using the attained age of the Participant (or designated beneficiary) as of the Participant's (or designated beneficiary's) birthday in the applicable calendar year reduced by one for each calendar year which has elapsed since the date life expectancy was first calculated. If life expectancy is being recalculated, the applicable life expectancy shall be the life expectancy as so recalculated. The applicable calendar year shall be the first distribution calendar year, and if life expectancy is being recalculated, such succeeding calendar year. Unless otherwise elected by the Participant (or his spouse, if applicable) by the time distributions are required to begin, life expectancies shall be recalculated annually. Any such election not to recalculate shall be irrevocable and shall apply to all subsequent years. The life expectancy of a nonspouse beneficiary may not be recalculated.

     (g) For purposes of Section 9.3(b) and 9.3(e), any amount paid to a child shall be treated as if it had been paid to a surviving spouse if such amount will become payable to the surviving spouse upon such child reaching majority (or other designated event permitted under regulations).

     (h) For distributions beginning before the Participant's death, the first distribution calendar year is the calendar year immediately preceding the calendar year which contains the Participant's required beginning date. For distributions beginning after the Participant's death, the first distribution calendar year is the calendar year in which distributions are required to begin pursuant to this Article.

     9.4  Required Beginning Dates.

     The required beginning date of a Participant is the first day of April of the calendar year following the later of (1) calendar year in which the participant attains age 70-1/2 or (2) the calendar year in which the Participant terminated his employment, unless he is a 5% owner (as defined in Section 416) with respect to the Plan Year ending in the calendar year in which he attains age 70-1/2, in which case clause (2) shall not apply.

     9.5  Form of Payment.

     Each Participant's vested interest shall be distributed in a lump sum payment. Notwithstanding the preceding sentence, but subject to Section 9.3, the Administrator may not distribute a lump sum when the present value of a Participant's total Account balances is in excess of $5,000 without the Participant's consent. This form of payment shall be the normal form of distribution provided, however, that in the event that the Administrator must commence distributions with respect to an Employee who has attained age 70-1/2 and is still employed by the Employer, if the Employee does not elect a lump sum distribution, payments shall be made in installments in such amounts as shall satisfy the minimum distribution rules of Section 9.3.

     9.6  Payments Upon Termination of Plan.

     Upon termination of this Plan pursuant to Sections 13.2, 13.4, 13.5 or 13.6, the Administrator shall continue to perform its duties and the Trustee shall make all payments upon the following terms, conditions and provisions:
All interests of Participants shall immediately become fully vested; the value of the interests of all Participants shall be determined within 60 days after such termination, and the Administrator shall have the same powers to direct the Trustee in making payments as contained in Sections 9.1 and 13.5.

     9.7  Distributions Pursuant to Qualified Domestic Relations Orders.

     Upon receipt of a domestic relations order, the Administrator shall notify promptly the Participant and any alternate payee of receipt of the order and the Plan's procedure for determining whether the order is a Qualified Domestic Relations Order. While the issue of whether a domestic relations order is a Qualified Domestic Relations Order is being determined, if the benefits would otherwise be paid, the Administrator shall segregate in a separate account in the Plan the amounts that would be payable to the alternate payee during such period if the order were a Qualified Domestic Relations Order. If within 18 months the order is determined to be a Qualified Domestic Relations Order, the amounts so segregated, along with the interest or investment earnings attributable thereto shall be paid to the alternate payee. Alternatively, if within 18 months, it is determined that the order is not a Qualified Domestic Relations Order or if the issue is still unresolved, the amounts segregated under this Section 9.6, with the earnings attributable thereto, shall be paid to the Participant or Beneficiary who would have been entitled to such amounts if there had been no order. The determination as to whether the order is qualified shall be applied prospectively. Thus, if the Administrator determines that the order is a Qualified Domestic Relations Order after the 18-month period, the Plan shall not be liable for payments to the alternative payee for the period before the order is determined to be a Qualified Domestic Relations Order.

     9.8  Cash-Out Distributions

     If a Participant receives a distribution of the entire present value of his vested Account balances under this Plan because of the termination of his participation in the Plan, the Plan shall disregard a Participant's Service with respect to which such cash-out distribution shall have been made, in computing his accrued benefit under the Plan in the event that a Former Participant shall again become an Employee and become eligible to participate in the Plan. Such a distribution shall be deemed to be made on termination of participation in the Plan if it is made not later than the close of the second Plan Year following the Plan Year in which such termination occurs. The forfeitable portion of a Participant's accrued benefit shall be restored upon repayment to the Plan by such former Participant of the full amount of the cash-out distribution, provided that the former Participant again becomes an Employee. Such repayment must be made by the Employee not later than the end of the five-year period beginning with the date of the distribution. Forfeitures required to be restored by virtue of such repayment shall be restored from the following sources in the following order of preference: (i) current forfeitures; (ii) additional employee stock ownership contributions, as appropriate and as subject to Section 5.6; and (iii) investment earnings of the Fund. In the event that a Participant's interest in the Plan is totally forfeitable, a Participant shall be deemed to have received a distribution of zero upon his termination of Service. In the event of a return to Service within five years of the date of his deemed distribution, the Participant shall be deemed to have repaid his distribution in accordance with the rules of this Section 9.8.

      9.9  ESOP Distribution Rules.

     Notwithstanding any provision of this Article IX to the contrary, the distribution of a Participant's Employee Stock Ownership Account (unless the Participant elects otherwise in writing), shall commence as soon as administratively feasible as of the first Valuation Date coincident with or next following his death, disability or termination of Service, but not later than one year after the close of the Plan Year in which the Participant separates from Service by reason of the attainment of his Normal Retirement Date, disability, death or separation from Service. In addition, all distributions hereunder shall, to the extent that the Participant's Account is invested in Employer Securities, be made in the form of Employer Securities. Fractional shares, however, may be distributed in the form of cash.

     9.10 Withholding.

     (a) Notwithstanding any provision of the Plan to the contrary that would otherwise limit a distributee's election under this Article IX, a distributee may elect, at the time and in the manner prescribed by the Plan Administrator, to have any portion of an "eligible rollover distribution" paid directly to an "eligible retirement plan" specified by the distributee in a "direct rollover."

     (b) For purposes of this Section 9.10, an "eligible rollover distribution" is any distribution of all or any portion of the balance to the credit of the distributee, except that an "eligible rollover distribution" does not include: any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the distributee or the joint lives (or joint life expectancies) of the distributee and the distributee's designated beneficiary, or for a specified period of 10 years or more; any distribution to the extent such distribution is required under section 401(a)(9) of the Code; and the portion of any distribution that is not includable in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to Employer Securities).

     (c) For purposes of this Section 9.10, an "eligible retirement plan" is an individual retirement account described in section 408(a) of the Code, an individual retirement annuity described in section 408(b) of the Code, an annuity plan described in section 403(a) of the Code, or a qualified trust described in section 401(a) of the Code, that accepts the distributee's eligible rollover distribution. However, in the case of an "eligible rollover distribution" to the surviving spouse, an "eligible retirement plan" is an individual retirement account or individual retirement annuity.

     (d) For purposes of this Section 9.10, a distributee includes a Participant or former Participant. In addition, the Participant's or former Participant's surviving spouse and the Participant's or former Participant's spouse or former spouse who is the alternate payee under a qualified domestic relations order, as defined in section 414(p) of the Code, are "distributees" with regard to the interest of the spouse or former spouse.

     (e) For purposes of this Section 9.10, a "direct rollover" is a payment by the Plan to the "eligible retirement plan" specified by the distributee.

     9.11 Waiver of 30-day Notice.

     If a distribution is one to which sections 401(a)(11) and 417 of the Code do not apply, such distribution may commence less than 30 days after the notice required under Section 1.411(a)-11(c) of the Income Tax Regulations is given, provided that: (1) the Plan Administrator clearly informs the Participant that the Participant has a right to a period of at least 30 days after receiving the notice to consider the decision of whether or not to elect a distribution (and, if applicable, a particular distribution option), and (2) the Participant, after receiving the notice, affirmatively elects a distribution.

                             ARTICLE X

             PROVISIONS RELATING TO TOP-HEAVY PLANS

     10.1 Top-Heavy Rules to Control.

     Anything contained in this Plan to the contrary notwithstanding, if for any Plan Year the Plan is a top-heavy plan, as determined pursuant to Section 416 of the Code, then the Plan must meet the requirements of this Article X for such Plan Year.

     10.2 Top-Heavy Plan Definitions.

     Unless a different meaning is plainly implied by the context, the following terms as used in this Article X shall have the following meanings:

     (a) "Accrued Benefit" shall mean the account balances or accrued benefits of an Employee, calculated pursuant to Section 10.3.

     (b) "Determination Date" shall mean, with respect to any particular Plan Year of this Plan, the last day of the preceding Plan Year (or, in the case of the first Plan Year of the Plan, the last day of the first Plan Year). In addition, the term "Determination Date" shall mean, with respect to any particular plan year of any plan (other than this Plan) in a Required Aggregation Group or a Permissive Aggregation Group, the last day of the plan year of such plan which falls within the same calendar year as the Determination Date for this Plan.

     (c) "Employer" shall mean the Employer (as defined in Section 1.1(q)) and any entity which is (1) a member of a controlled group including such Employer, while it is a member of such controlled group (within the meaning of Section 414(b) of the Code), (2) in a group of trades or businesses under common control with such Employer, while it is under common control (within the meaning of Section 414(c) of the Code), and (3) a member of an affiliated service group including such Employer, while it is a member of such affiliated service group (within the meaning of Section 414(m) of the Code).

     (d) "Key Employee" shall mean any Employee or former Employee (or any Beneficiary of such Employee or former Employee, as the case may be) who, at any time during the Plan Year or during the four immediately preceding Plan Years is one of the following:

     (1) An officer of the Employer who has compensation greater than 50% of the amount in effect under Code 415(b)(1)(A) for the Plan Year; provided, however, that no more than 50 Employees (or, if lesser, the greater of three or 10% of the Employees) shall be deemed officers;

     (2) One of the 10 Employees having annual compensation (as defined in Section 415 of the Code) in excess of the limitation in effect under Section

          415(c)(1)(A) of the Code, and owning (or considered as owning, within the meaning of Section 318 of the Code) the largest interests in the Employer;

     (3) Any Employee owning (or considered as owning, within the meaning of Section 318 of the Code) more than 5% of the outstanding stock of the Employer or stock possessing more than 5% of the total combined voting power of all stock of the Employer; or

     (4) Any Employee having annual compensation (as defined in Section 415 of the Code) of more than $150,000 and who would be described in
          Section 10.2(d)(3) if "1%" were substituted for "5%" wherever the latter percentage appears.

          For purposes of applying Section 318 of the Code to the provisions of this Section 10.2(d), Section 318(a)(2)(C) of the Code shall be applied by substituting "5%" for "50%" wherever the latter percentage appears. In addition, for purposes of this Section 10.2(d), the provisions of Section 414(b), (c) and (m) shall not apply in determining ownership interests in the Employer. However, for purposes of determining whether an individual has compensation in excess of $150,000, or whether an individual is a Key Employee under Section 10.2(d)(1) and (2), compensation from each entity required to be aggregated under Sections 414(b), (c) and (m) of the Code shall be taken into account. Notwithstanding anything contained herein to the contrary, all determinations as to whether a person is or is not a Key Employee shall be resolved by reference to
          Section 416 of the Code and any rules and regulations promulgated thereunder.

     (e) "Non-Key Employee" shall mean any Employee or former Employee (or any Beneficiary of such Employee or former Employee, as the case may be) who is not considered to be a Key Employee with respect to this Plan.

     (f) "Permissive Aggregation Group" shall mean all plans in the Required Aggregation Group and any other plans maintained by the Employer which satisfy Sections 401(a)(4) and 410 of the Code when considered together with the Required Aggregation Group.

     (g) "Required Aggregation Group" shall mean each plan (including any terminated plan) of the Employer in which a Key Employee is (or in the case of a terminated plan, had been) a Participant in the Plan Year containing the Determination Date or any of the four preceding Plan Years, and each other plan of the Employer which enables any plan of the Employer in which a Key Employee is a Participant to meet the requirement of Sections 401(a)(4) and 410 of the Code.

     10.3 Calculation of Accrued Benefits.

     (a) An Employee's Accrued Benefit shall be equal to:

     (1) With respect to this Plan or any other defined contribution plan (other than a defined contribution pension plan) in a Required Aggregation Group or a Permissive Aggregation Group, the Employee's account balances under the respective plan, determined as of the most recent plan valuation date within a 12-month period ending on the Determination Date, including contributions actually made after the valuation date but before the Determination Date (and, in the first plan year of a plan, also including any contributions made after the Determination Date which are allocated as of a date in the first plan year).

     (2) With respect to any defined contribution pension plan in a Required Aggregation Group or a Permissive Aggregation Group, the Employee's account balances under the plan, determined as of the most recent plan valuation date within a 12-month period ending on the Determination Date, including contributions which have not actually been made, but which are due to be made as of the Determination Date.

     (3) With respect to any defined benefit plan in a Required Aggregation Group a Permissive Aggregation Group, the present value of the Employee's accrued benefits under the plan, determined as of the most recent plan valuation date within a 12-month period ending on the Determination Date, pursuant to the actuarial assumptions used by such plan, and calculated as if the Employee terminated Service under such plan as of the valuation date (except that, in the first plan year of a plan, a current Participant's estimated Accrued Benefit Plan as of the Determination Date shall be taken into account).

     (4) If any individual has not performed services for the Employer maintaining the Plan at any time during the five-year period ending on the Determination Date, any Accrued Benefit for such individual shall not be taken into account.

     (b) The Accrued Benefit of any Employee shall be further adjusted as follows:

     (1) The Accrued Benefit shall be calculated to include all amounts attributable to both Employer and Employee contributions, but shall exclude amounts attributable to voluntary deductible Employee contributions, if any.

     (2) The Accrued Benefit shall be increased by the aggregate distributions made with respect to an Employee under the plan or plans, as the case may be, during the five-year period ending on the Determination Date.

     (3) Rollover and direct plan-to-plan transfers shall be taken into account as follows:

          (A) If the transfer is initiated by the Employee and made from a plan maintained by one employer to a plan maintained by another unrelated employer, the transferring plan shall continue to count the amount transferred; the receiving plan shall not count the amount transferred.

          (B) If the transfer is not initiated by the Employee or is made between plans maintained by related employers, the transferring plan shall no longer count the amount transferred; the receiving plan shall count the amount transferred.

     (c) If any individual has not performed services for the Employer at any time during the five-year period ending on the Determination Date, any accrued benefit for such individual (and the account of such individual) shall not be taken into account.

     10.4 Determination of Top-Heavy Status.

     This Plan shall be considered to be a top-heavy plan for any Plan Year if, as of the Determination Date, the value of the Accrued Benefits of Key Employees exceeds 60% of the value of the Accrued Benefits of all eligible Employees under the Plan. Notwithstanding the foregoing, if the Employer maintains any other qualified plan, the determination of whether this Plan is top-heavy shall be made after aggregating all other plans of the Employer in the Required Aggregation Group and, if desired by the Employer as a means of avoiding top-heavy status, after aggregating any other plan of the Employer in the Permissive Aggregation Group. If the required Aggregation Group is top-heavy, then each plan contained in such group shall be deemed to be top-heavy, notwithstanding that any particular plan in such group would not otherwise be deemed to be top-heavy. Conversely, if the Permissive Aggregation Group is not top-heavy, then no plan contained in such group shall be deemed to be top-heavy, notwithstanding that any particular plan in such group would otherwise be deemed to be top-heavy. In no event shall a plan included in a top-heavy Permissive Aggregation Group be deemed a top-heavy plan unless such plan is also included in a top-heavy Required Aggregation Group.

     10.5 Determination of Super Top-Heavy Status.

     The Plan shall be considered to be a super top-heavy plan if, as of the Determination Date, the Plan would meet the test specified in Section 10.4 above for classification as a top-heavy plan, except that "90%" shall be substituted for "60%" whenever the latter percentage appears.

     10.6 Minimum Contribution.

     (a) For any year in which the Plan is top-heavy, each Non-Key Employee who has met the age and service requirements, if any, contained in the Plan, shall be entitled to a minimum contribution (which may include forfeitures otherwise allocable) equal to a percentage of such Non-Key Employee's compensation (as defined in Section 415 of the Code) as follows:

     (1) If the Non-Key Employee is not covered by a defined benefit plan maintained by the Employer, then the minimum contribution under this Plan shall be 3% of such Non-Key Employee's compensation.

     (2) If the Non-Key Employee is covered by a defined benefit plan maintained by the Employer, then the minimum contribution under this Plan shall be 5% of such Non-Key Employee's compensation.

     (b) Notwithstanding the foregoing, the minimum contribution otherwise allocable to a Non-Key Employee under this Plan shall be reduced in the following circumstances:

     (1) The percentage minimum contribution required under this Plan shall in no event exceed the percentage contribution made for the Key Employee for whom such percentage is the highest for the Plan Year after taking into account contributions under other defined contribution plans in this Plan's Required Aggregation Group; provided, however, that this Section 10.7(b)(1) shall not apply if this Plan is included in a Required Aggregation Group and this Plan enables a defined benefit plan in such Required Aggregation Group to meet the requirements of Section 401(a)(4) or 410 of the Code.

     (2) No minimum contribution shall be required (or the minimum contribution shall be reduced, as the case may be) for a Non-Key Employee under this Plan for any Plan Year if the Employer maintains another qualified plan under which a minimum benefit or contribution is being accrued or made on account of such Plan Year, in whole or in part, on behalf of the Non-Key Employee, in accordance with
          Section 416(c) of the Code.

     (c) For purposes of this Section 10.6, there shall be disregarded (1) any Employer contributions attributable to a salary reduction or similar arrangement, or (2) any Employer contributions to or any benefits under Chapter 21 of the Code (relating to the Federal Insurance Contributions Act), Title II of the Social Security Act, or any other federal or state law.

     (d) For purposes of this Section 10.6, minimum contributions shall be required to be made on behalf of only those Non-Key Employees, as described in
Section 10.7(a), who have not terminated Service as of the last day of the Plan Year. If a Non-Key Employee is otherwise entitled to receive a minimum contribution pursuant to this Section 10.6(d), the fact that such Non-Key Employee failed to complete 1,000 Hours of Service or failed to make any mandatory or elective contributions under this Plan, if any are so required, shall not preclude him from receiving such minimum contribution.

     10.7 Maximum Benefit Limitation.

     For any Plan Year in which the Plan is a top-heavy plan, Section 5.6(d)(1)(B)(i) and Section 5.6(d)(2)(B)(i)shall be read by substituting "1.0" for "1.25" wherever the latter figure appears; provided, however, that such substitution shall not have the effect of reducing any benefit accrued under a defined benefit plan prior to the first day of the plan year in which this
Section 10.8 becomes applicable.

     10.8 Vesting.

     (a) For any Plan Year in which the Plan is a top-heavy plan, a Participant's Employer account shall continue to vest according to the schedule set forth in Section 7.2.

     (b) For purposes of Section 10.8(a), the term "year of service" shall have the same meaning as set forth in Section 1.1(kk), as modified by Section 3.2.

     (c) If for any Plan Year the Plan becomes top-heavy and the vesting schedule set forth in Section 10.8(a) becomes effective, then, even if the Plan ceases to be top-heavy in any subsequent Plan Year, the vesting schedule set forth in Section 10.8(a) shall remain applicable with respect to any Participant who has completed 3 Years of Service.

                           ARTICLE XI

                         ADMINISTRATION

     11.1 Appointment of Administrator.

     This Plan shall be administered by a committee consisting of up to five persons, whether or not Employees or Participants, who shall be appointed from time to time by the Board of Directors to serve at its pleasure. The Sponsor may require that each person appointed as an Administrator shall signify his acceptance by filing an acceptance with the Sponsor. The term "Administrator" as used in this Plan shall refer to the members of the committee, either individually or collectively, as appropriate. In the event that the Sponsor shall elect not to appoint any individuals to constitute a committee to administer the Plan, the Sponsor shall serve as the Administrator hereunder.

     11.2 Resignation or Removal of Administrator.

     An Administrator shall have the right to resign at any time by giving notice in writing, mailed or delivered to the Employer and to the Trustee.
Any Administrator who was an employee of the Employer at the time of his appointment shall be deemed to have resigned as an Administrator upon his termination of Service. The Board of Directors may, in its discretion, remove any Administrator with or without cause, by giving notice in writing, mailed or delivered to the Administrator and to the Trustee.

     11.3 Appointment of Successors:  Terms of Office, Etc.

     Upon the death, resignation or removal of an Administrator, the Employer may appoint, by Board of Directors' resolution, a successor or successors. Notice of termination of an Administrator and notice of appointment of a successor shall be made by the Employer in writing, with copies mailed or delivered to the Trustee, and the successor shall have all the rights and privileges and all of the duties and obligations of the predecessor.

     11.4 Powers and Duties of Administrator.

     The Administrator shall have the following duties and responsibilities in connection with the administration of this Plan:

     (a) To promulgate and enforce such rules, regulations and procedures as shall be proper for the efficient administration of the Plan, such rules, regulations and procedures to apply uniformly to all Employees, Participants and Beneficiaries;

     (b) To determine all questions arising in the administration, interpretation and application of the Plan, including questions of eligibility and of the status and rights of Participants, Beneficiaries and any other persons hereunder;

     (c) To decide any dispute arising hereunder strictly in accordance with the terms of the Plan; provided, however, that no Administrator shall participate in any matter involving any questions relating solely to his own participation or benefits under this Plan;

     (d) To advise the Employer and the Trustee regarding the known future needs for funds to be available for distribution in order that the Trustee may establish investments accordingly;

     (e) To correct defects, supply omissions and reconcile inconsistencies to the extent necessary to effectuate the Plan;

     (f) To advise the Employer of the maximum deductible contribution to the Plan for each fiscal year;

     (g) To direct the Trustee concerning all payments which shall be made out of the Fund pursuant to the provisions of this Plan;

     (h) To advise the Trustee on all terminations of Service by Participants, unless the Employer has so notified the Trustee;

     (i) To confer with the Trustee on the settling of any claims against the Fund;

     (j) To make recommendations to the Board of Directors with respect to proposed amendments to the Plan and the Trust Agreement;

     (k) To file all reports with government agencies, Employees and other parties as may be required by law, whether such reports are initially the obligation of the Employer, the Plan or the Trustee; and

     (l) To have all such other powers as may be necessary to discharge its duties hereunder.

     Reasonable discretion is granted to the Administrator to affect the benefits, rights and privileges of Participants, Beneficiaries or other persons affected by this Plan. The Administrator shall exercise reasonable discretion under the terms of this Plan and shall administer the Plan strictly in accordance with its terms, such administration to be exercised uniformly so that all persons similarly situated shall be similarly treated.

     11.5 Action by Administrator.

     The Administrator may elect a Chairman and Secretary from among its members and may adopt rules for the conduct of its business. A majority of the members then serving shall constitute a quorum for the transaction of business. All resolutions or other action taken by the Administrator shall be by vote of a majority of those present at such meeting and entitled to vote. Resolutions may be adopted or other action taken without a meeting upon written consent signed by at least a majority of the members. All documents, instruments, orders, requests, directions, instructions and other papers shall be executed on behalf of the Administrator by either the Chairman or the Secretary of the Administrator, if any, or by any member or agent of the Administrator duly authorized to act on the Administrator's behalf.

     11.6 Participation by Administrators.

     No Administrator shall be precluded from becoming a Participant in the Plan if he would be otherwise eligible, but he shall not be entitled to vote or act upon matters or to sign any documents relating specifically to his own participation under the Plan, except when such matters or documents relate to benefits generally. If this disqualification results in the lack of a quorum, then the Board of Directors shall appoint a sufficient number of temporary Administrators who shall serve for the sole purpose of determining such a question.

     11.7 Agents.

     The Administrator may employ agents and provide for such clerical, legal, actuarial, accounting, medical, advisory or other services as it deems necessary to perform its duties under this Plan. The cost of such services and all other expenses incurred by the Administrator in connection with the administration of the Plan shall be paid from the Fund, unless paid by the Employer.

     11.8 Allocation of Duties.

     The duties, powers and responsibilities reserved to the Administrator may be allocated among its members so long as such allocation is pursuant to written procedures adopted by the Administrator, in which case, except as may be required by the Act, no Administrator shall have any liability, with respect to any duties, powers or responsibilities not allocated to him, for the acts of omissions of any other Administrator.

     11.9 Delegation of Duties.

     The Administrator may delegate any of its duties to other employees of the Employer, to the Trustee with its consent, or to any other person or firm, provided that the Administrator shall prudently choose such agents and rely in good faith on their actions.

    11.10 Administrator's Action Conclusive.

     Any action on matters within the authority of the Administrator shall be final and conclusive except as provided in Article XII.

    11.11 Compensation and Expenses of Administrator.

     No Administrator who is receiving compensation from the Employer as a full-time employee, as a director or agent, shall be entitled to receive any compensation or fee for his services hereunder. Any other Administrator shall be entitled to receive such reasonable compensation for his services as an Administrator hereunder as may be mutually agreed upon between the Employer and such Administrator. Any such compensation shall be paid from the Fund, unless paid by the Employer. Each Administrator shall be entitled to reimbursement by the Employer for any reasonable and necessary expenditures incurred in the discharge of his duties.

    11.12 Records and Reports.

     The Administrator shall maintain adequate records of its actions and proceedings in administering this Plan and shall file all reports and take all other actions as it deems appropriate in order to comply with the Act, the Code and governmental regulations issued thereunder.

    11.13 Reports of Fund Open to Participants.

     The Administrator shall keep on file, in such form as it shall deem convenient and proper, all annual reports of the Fund received by the Administrator from the Trustee, and a statement of each Participant's interest in the Fund as from time to time determined. The annual reports of the Fund and the statement of his own interest in the Fund, as well as a complete copy of the Plan and the Trust Agreement and copies of annual reports to the Internal Revenue Service, shall be made available by the Administrator to the Employer for examination by each Participant during reasonable hours at the office of the Employer, provided, however, that the statement of a Participant's interest shall not be made available for examination by any other Participant.

    11.14 Named Fiduciary.

     The Administrator is the named fiduciary for purposes of the Act and shall be the designated agent for receipt of service of process on behalf of the Plan. It shall use ordinary care and diligence in the performance of its duties under this Plan. Nothing in this Plan shall preclude the Employer from indemnifying the Administrator for all actions under this Plan, or from purchasing liability insurance to protect it with respect to its duties under this Plan.

    11.15 Information from Employer.

     The Employer shall promptly furnish all necessary information to the Administrator to permit it to perform its duties under this Plan. The Administrator shall be entitled to rely upon the accuracy and completeness of all information furnished to it by the Employer, unless it knows or should have known that such information is erroneous.

    11.16 Reservation of Rights by Employer.

     Where rights are reserved in this Plan to the Employer, such rights shall be exercised only by action of the Board of Directors, except where the Board of Directors, by written resolution, delegates any such rights to one or more officers of the Employer or to the Administrator.

Subject to the rights reserved to the Board of Directors acting on behalf of the Employer as set forth in this Plan, no member of the Board of Directors shall have any duties or responsibilities under this Plan, except to the extent he shall be acting in the capacity of an Administrator or Trustee.

    11.17 Liability and Indemnification.

     (a) The Administrator shall perform all duties required of it under this Plan in a prudent manner. To the extent not prohibited by the Act, the Administrator shall not be responsible in any way for any action or omission of the Employer, the Trustee or any other fiduciaries in the performance of their duties and obligations set forth in this Plan and in the Trust Agreement. To the extent not prohibited by the Act, the Administrator shall also not be responsible for any act or omission of any of its agents, or with respect to reliance upon advice of its counsel (whether or not such counsel is also counsel to the Employer or the Trustee), provided that such agents or counsel were prudently chosen by the Administrator and that the Administrator relied in good faith upon the action of such agent or the advice of such counsel.

     (b) The Administrator shall not be relieved from responsibility or liability for any responsibility, obligation or duty imposed upon it under this Plan or under the Act. Except for its own gross negligence, willful misconduct or willful breach of the terms of this Plan, the Administrator shall be indemnified and held harmless by the Employer against liability or losses occurring by reason of any act or omission of the Administrator to the extent that such indemnification does not violate the Act or any other federal or state laws.

    11.18 Service as Trustee and Administrator.

     Nothing in this Plan shall prevent one or more Trustees from serving as Administrator under this Plan.

                           ARTICLE XII

                        CLAIMS PROCEDURE

     12.1 Notice of Denial.

     If a Participant or his Beneficiary is denied any benefits under this Plan, either in whole or in part, the Administrator shall advise the claimant in writing of the amount of his benefit, if any, and the specific reasons for the denial. The Administrator shall also furnish the claimant at that time with a written notice containing:

     (a) A specific reference to pertinent Plan provisions;

     (b) A description of any additional material or information necessary for the claimant to perfect his claim, if possible, and an explanation of why such material or information is needed; and

     (c) An explanation of the Plan's claim review procedure.

     12.2 Right to Reconsideration.

     Within 60 days of receipt of the information described in 12.1 above, the claimant shall, if he desires further review, file a written request for reconsideration with the Administrator.

     12.3 Review of Documents.

     So long as the claimant's request for review is pending (including the 60-day period described in Section 12.2 above), the claimant or his duly authorized representative may review pertinent Plan documents and the Trust Agreement (and any pertinent related documents) and may submit issues and comments in writing to the Administrator.

     12.4 Decision by Administrator.

     A final and binding decision shall be made by the Administrator within 60 days of the filing by the claimant of his request for reconsideration; provided, however, that if the Administrator feels that a hearing with the claimant or his representative present is necessary or desirable, this period shall be extended an additional 60 days.

     12.5 Notice by Administrator.

     The Administrator's decision shall be conveyed to the claimant in writing and shall include specific reasons for the decision, written in a manner calculated to be understood by the claimant, with specific references to the pertinent Plan provisions on which the decision is based.

                          ARTICLE XIII

               AMENDMENTS, TERMINATION AND MERGER

     13.1 Amendments.

     The Employer reserves the right at any time and from time to time, and retroactively if deemed necessary or appropriate by it, to the extent permissible under law, to conform with governmental regulations or other policies, to amend in whole or in part any or all of the provisions of this Plan, provided that:

     (a) No amendment shall make it possible for any part of the Fund to be used for, or diverted to, purposes other than for the exclusive benefit of Participants or their Beneficiaries under the Trust Agreement, except to the extent provided in Section 4.4;

     (b) No amendment may, directly or indirectly, reduce the vested portion of any Participant's interest as of the effective date of the amendment or change the vesting schedule with respect to the future accrual of Employer contributions for any Participants unless each Participant with three or more Years of Service with the Employer is permitted to elect to have the vesting schedule in effect before the amendment used to determine his vested benefit;

     (c) No amendment may eliminate an optional form of benefit;

     (d) No amendment may increase the duties of the Trustee without its consent; and

     (e) No amendment that shall change any of the following types of provisions shall be made more than once every six months, other than to comport with changes in the Code, the Act or the regulations thereunder: (i) any provision stating the amount and price of Employer Securities to be awarded to designated officers and directors or categories of officers and directors; (ii) any provisions specifying the timing of awards or allocations to officers and directors; (iii) any provision setting forth a formula that determines the amount, price and timing of allocations or awards, using objective criteria such as earnings of the issuer, value of the Employer Securities, Years of Service, job classification and Compensation levels.

     Amendments may be made in the form of Board of Directors' resolutions or separate written document. Copies of all amendments shall be delivered to the Trustee.

     13.2 Consolidation, Merger or Other Transactions of Employer.

     Nothing in this Plan shall prevent the consolidation, merger, reorganization or liquidation of the Employer, or prevent the sale by Employer of any or all of its property. Any successor corporation or other entity formed and resulting from any such transaction shall have the right to become a party to this Plan by adopting the same by resolution and by appointing a new Trustee as though the Trustee had resigned in accordance with the Trust Agreement, and by executing a proper supplemental agreement with the Trustee. If, within 180 days from the effective date of such transaction, such new entity does not become a party to this Plan as above provided, this Plan shall automatically be terminated and the Trustee shall make payments to the persons entitled thereto in accordance with Section 9.5.

     13.3 Consolidation or Merger of Trust.

     In the event of any merger or consolidation of the Fund with, or transfer in whole or in part of the assets and liabilities of the Fund to, another trust fund held under any other plan of deferred compensation maintained or to be established for the benefit of all or some of the Participants of this Plan, the assets of the Fund applicable to such Participants shall be transferred to the other trust fund only if:

     (a) Each Participant would receive a benefit under such successor trust fund immediately after the merger, consolidation or transfer which is equal to or greater than the benefit he would have been entitled to receive immediately before the merger, consolidation or transfer (determined as if this Plan and such transferee trust fund had then terminated);

     (b) Resolutions of the Board of Directors under this Plan, or of any new or successor employer of the affected Participants, shall authorize such transfer of assets, and, in the case of the new or successor employer of the affected Participants, its resolutions shall include an assumption of liabilities with respect to such Participants' inclusion in the new employer's plan; and

     (c) Such other plan and trust are qualified under Sections 401(a) and 501(a) of the Code.

     13.4 Bankruptcy or Insolvency of Employer.

     In the event of (a) the Employer's legal dissolution or liquidation by any procedure other than a consolidation or merger, (b) the Employer's receivership, insolvency, or cessation of its business as a going concern, or
(c) the commencement of any proceeding by or against the Employer under the federal bankruptcy laws, and similar federal or state statute, or any federal or state statute or rule providing for the relief of debtors, compensation of creditors, arrangement, receivership, liquidation or any similar event which is not dismissed within 30 days, this Plan shall terminate automatically on such date (provided, however, that if a proceeding is brought against the Employer for reorganization under Chapter 11 of the United States Bankruptcy Code or any similar federal or state statute, then this Plan shall terminate automatically if and when said proceeding results in a liquidation of the Employer, or the approval of any Plan providing therefor, or the proceeding is converted to a case under Chapter 7 of the Bankruptcy Code or any similar conversion to a liquidation proceeding under federal or state law including, but not limited to, a receivership proceeding). In the event of any such termination as provided in the foregoing sentence, the Trustee shall make payments to the persons entitled thereto in accordance with Section 9.5 hereof.

     13.5 Voluntary Termination.

The Board of Directors reserves the right to terminate this Plan at any time by giving to the Trustee and the Administrator notice in writing of such desire to terminate. The Plan shall terminate upon the date of receipt of such notice, the interests of all Participants shall become fully vested, and the Trustee shall make payments to each Participant or Beneficiary in accordance with Section 9.5. Alternatively, the Employer, in its discretion, may determine to continue the Trust Agreement and to continue the maintenance of the Fund, in which event distributions shall be made upon the contingencies and in all the circumstances which would have been entitled such distributions on a fully vested basis, had there been no termination of the Plan.

     13.6 Partial Termination of Plan or Permanent Discontinuance of Contributions.

     In the event that a partial termination of the Plan shall be deemed to have occurred, or if the Employer shall discontinue completely its contributions hereunder, the right of each affected Participant to his interest in the Fund shall be fully vested. The Employer, in its discretion, shall decide whether to direct the Trustee to make immediate distribution of such portion of the Fund assets to the persons entitled thereto or to make distribution in the circumstances and contingencies which would have controlled such distributions if there had been no partial termination or discontinuance of contributions.

                           ARTICLE XIV

                          MISCELLANEOUS

     14.1 No Diversion of Funds.

     It is the intention of the Employer that it shall be impossible for any part of the corpus or income of the Fund to be used for, or diverted to, purposes other than for the exclusive benefit of the Participants or their Beneficiaries, except to extent that a return of the Employer's contribution is permitted under Section 4.4.

     14.2 Liability Limited.

     Neither the Employer nor the Administrator, nor any agents, employees, officers, directors or shareholders of any of them, nor the Trustee, nor any other person shall have any liability or responsibility with respect to this Plan, except as expressly provided herein.

     14.3 Incapacity.

     If the Administrator shall receive evidence satisfactory to it that a Participant or Beneficiary entitled to receive any benefit under the Plan is, at the time when such benefit becomes payable, a minor, or is physically or mentally incompetent to receive such benefit and to give a valid release therefor, and that another person or an institution is then maintaining or has custody of such Participant or Beneficiary, and that no guardian, committee or other representative of the estate of such Participant or Beneficiary shall have been duly appointed, the Administrator may direct the Trustee to make payment of such benefit otherwise payable to such Participant or Beneficiary, to such other person or institution, including a custodian under a Uniform Gifts to Minor Act, or corresponding legislation (who shall be an adult, a guardian of the minor or a trust company), and the release of such other person or institution shall be a valid and complete discharge for the payment of such benefit.

     14.4 Spendthrift Clause.

     Except as permitted by the Act or the Code, no benefits or other amounts payable under the Plan shall be subject in any manner to anticipation, sale, transfer, assignment, pledge, encumbrance, charge or alienation. If the Administrator determines that any person entitled to any payments under the Plan has become insolvent or bankrupt or has attempted to anticipate, sell, transfer, assign, pledge, encumber, charge or otherwise in any manner alienate any benefit or other amount payable to him under the Plan or that there is any danger of any levy or attachment or other court process or encumbrance on the part of any creditor of such person entitled to payments under the Plan against any benefit or other accounts payable to such person, the Administrator may, at any time, in its discretion, direct the Trustee to withhold any or all payments to such person under the Plan and apply the same for the benefit of such person, in such manner and in such proportion as the Administrator may deem proper.

      14.5 Benefits Limited to Fund.

     All contributions by the Employer to the Fund shall be voluntary, and the Employer shall be under no legal liability to make any such contributions. The benefits of this Plan shall be only as can be provided by the assets of the Fund, and no liability for the payment of benefits under the Plan or for any loss of assets due to any action or inaction of the Trustee shall be imposed upon the Employer.

     14.6 Cooperation of Parties.

     All parties to this Plan and any party claiming interest hereunder agree to perform any and all acts and execute any and all documents and papers which are necessary and desirable for carrying out this Plan or any of its provisions.

     14.7 Payments Due Missing Persons.

     The Administrator shall direct the Trustee to make a reasonable effort to locate all persons entitled to benefits under the Plan; however, notwithstanding any provision in the Plan to the contrary, if, after a period of five years from the date such benefit shall be due, any such persons entitled to benefits have not been located, their rights under the Plan shall stand suspended. Before this provision becomes operative, the Trustee shall send a certified letter to all such persons at their last known address advising them that their interest in benefits under the Plan shall be suspended. Any such suspended amounts shall be held by the Trustee for a period of three additional years (or a total of eight years from the time the benefits first became payable), and thereafter such amounts shall be reallocated among current Participants in the same manner that a current contribution would be allocated. However, if a person subsequently makes a valid claim with respect to such reallocated amounts and any earnings thereon, the Plan earnings or the Employer's contribution to be allocated for the year in which the claim shall be paid shall be reduced by the amount of such payment. Any such suspended amounts shall be handled in a manner not inconsistent with regulations issued by the Internal Revenue Service and Department of Labor.

     14.8 Governing Law.

     This Plan has been executed in the State of Washington and all questions pertaining to its validity, construction and administration shall be determined in accordance with the laws of that State, except to the extent superseded by the Act.

     14.9 Nonguarantee of Employment.

     Nothing contained in this Plan shall be construed as a contract of employment between the Employer and any Employee, or as a right of any Employee to be continued in the employment of the Employer, or as a limitation of the right of the Employer to discharge any of its Employees, with or without cause.

    14.10 Counsel.

     The Trustee and the Administrator may consult with legal counsel, who may be counsel for the Employer and for the Administrator or the Trustee (as the case may be), with respect to the meaning or construction of this Plan and the Trust Agreement, their respective obligations or duties hereunder or with respect to any action or proceeding or any question of law, and they shall be fully protected with respect to any action taken or omitted by them in good faith pursuant to the advice of legal counsel.

     IN WITNESS WHEREOF, the Sponsor has caused this Plan to be executed by its duly authorized officer and its corporate seal to be affixed on this 12th day of January, 1998.


Attest:                       TIMBERLAND SAVINGS BANK, SSB


/s/Michael R. Sand            By: /s/Clarence E. Hamre
------------------------          -----------------------------------------
Secretary                         Clarence E. Hamre
                                  President and Chief Executive Officer