Form 10-Q
period 1998-03-31
TIMBERLAND BANCORP INC
filed 1998-05-15
CIK 1046050

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1998

                               OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Transition Period From       to      .
                                         -----    -----
                 Commission file number 0-23333

                      TIMBERLAND BANCORP, INC.
        (Exact name of registrant as specified in its charter)

         Washington                                91-1863696
   (State of Incorporation)              (IRS Employer Identification No.)

                 624 Simpson Avenue, Hoquiam, Washington
                (Address of principal executive office)

                                98550
                              (Zip Code)

                            (360) 533-4747
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No
                                                    -----     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                      SHARES OUTSTANDING AT May  12, 1998
          -----                      -----------------------------------
common stock, $.01 par value                     6,092,317

                             INDEX

                                                                     Page
PART I.   FINANCIAL INFORMATION                                      ----

     Item 1.  Financial Statements (unaudited)

              Consolidated Balance Sheets                             3

              Consolidated Statements of Income                       4

              Consolidated Statements of Shareholders' Equity         5

              Consolidated Statements of Cash Flows                   6-7

              Notes to Consolidated Financial Statements (unaudited)  8-9

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     9-15

     Item 3.  Quantitative and Qualitative Disclosures about Market
              Risk.                                                   15

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                       16

     Item 2.  Changes in Securities and Use of Proceeds               16

     Item 3.  Defaults Upon Senior Securities                         16

     Item 4.  Submission of Matters to a Vote of Security Holders     16

     Item 5.  Other Information                                       16

     Item 6.  Exhibits and Reports on Form 8-K                        17

SIGNATURES                                                            18

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------
                  TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                   September 30, 1997 and March 31, 1998
                              (unaudited)

                             ASSETS
                                                September 30,     March 31,
                                                    1997            1998
Cash and due from financial institutions:      -----------------------------
Noninterest bearing deposits                    $  4,996,116    $  5,433,753
Interest bearing deposits                          6,450,339      32,579,082
                                               -----------------------------
                                                  11,446,455      38,012,835
Investments and mortgage-backed securities:    -----------------------------
Held to maturity                                  3,990,229       19,380,060
Available for sale                                1,586,400        6,923,500
                                               -----------------------------
                                                  5,576,629       26,303,560
                                               -----------------------------
Loans receivable - net                          184,887,137      184,252,327
Loans held for sale - at market value             3,856,293        3,261,863
Less:  Allowance for loan losses                 (1,716,110)      (1,746,715)
                                               -----------------------------
                                                187,027,320      185,767,475
                                               -----------------------------
Accrued interest receivable                       1,137,052        1,467,126
Premises and fixed assets - net                   5,431,187        5,372,169
Other real estate owned - net                       433,715        3,955,969
Other assets                                        500,740          566,568
                                               -----------------------------
     TOTAL ASSETS                              $211,553,098      261,445,702
                                               -----------------------------
              LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits                                       $173,003,403     $164,027,612
Federal Home Loan Bank advances                  12,241,304       12,181,876
Other liabilities and accrued expenses            1,663,506        1,236,021
                                               -----------------------------
     TOTAL LIABILITIES                          186,908,213      177,445,509
                                               -----------------------------
SHAREHOLDERS' EQUITY
Common Stock, March 31, 1998- $.01 par value;
 50,000,000 shares authorized; 6,612,500 shares
 issued, 6,092,317 shares outstanding               ---               66,125
Additional paid in capital                          ---           64,899,305
Unearned Shares - Employee Stock Ownership Plan     ---           (7,832,701)
Retained earnings                                24,644,885
26,862,757
Net unrealized appreciation on available
 for sale securities                                ---                4,707
                                               -----------------------------
     TOTAL SHAREHOLDERS' EQUITY                  24,644,885       84,000,193
     TOTAL LIABILITIES AND SHAREHOLDERS'       -----------------------------
     EQUITY                                    $211,553,098     $261,445,702
                                               -----------------------------
See notes to unaudited consolidated financial statements

                TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF INCOME
    For the three months and six months ended March 31, 1997 and 1998
                            (unaudited)

                      Three Months Ended March 31,  Six Months Ended March 31,
                          1997            1998         1997            1998
                      -------------------------------------------------------
INTEREST AND DIVIDEND
 INCOME
Loans receivable      $ 4,331,298   $ 4,345,333     $ 8,629,400  $ 8,677,039
Investments and
 mortgage-backed
 securities                71,653       222,295         148,470      280,599
F.H.L.B. Dividends         26,811        30,925          56,378       62,914
Financials institutions    31,292       675,482          67,664      908,001
                      ------------------------------------------------------
 TOTAL INTEREST INCOME  4,461,054     5,274,035       8,901,912    9,928,553
                      ------------------------------------------------------
INTEREST EXPENSE
Deposits                1,849,425     1,849,042       3,651,051    3,915,550
Federal Home Loan Bank
 advances                 222,611       169,894         487,795      344,036
 TOTAL INTEREST       ------------------------------------------------------
  EXPENSE               2,072,036     2,018,936       4,138,846    4,259,586
                      ------------------------------------------------------
 NET INTEREST INCOME    2,389,018     3,255,099       4,763,066    5,668,967

PROVISION FOR LOAN
 LOSSES                   131,282        50,000         218,782      110,000
  Net interest income ------------------------------------------------------
   after provision for
   loan losses          2,257,736     3,205,099       4,544,284    5,558,967
                      ------------------------------------------------------
NONINTEREST INCOME
Service charges on
 deposits                  74,082        82,818         145,796      170,128
Gain on sale of
 loans - net               33,420       103,522         109,334      183,710
Other fees                 49,288        79,881          90,019      131,992
Income (loss) on
 operations of real
 estate - net               8,479           444          11,113       (1,415)
Escrow and annuity fees    28,750        57,742          51,092       98,901
Servicing income on
 loans sold                68,268       113,525          68,268      159,969
Other                      44,266        19,213          63,866       38,156
 TOTAL NONINTEREST    ------------------------------------------------------
  INCOME                  306,553       457,145         539,488      781,441

NONINTEREST EXPENSE
Salaries and employee
 benefits                 697,981       971,923       1,390,518    1,810,586
Premises and fixed
 assets                   173,140       197,081         336,103      380,008
Deposit insurance
 premiums                  24,963        26,710          24,963       52,701
Advertising                66,965        52,255         110,907      124,542
Other                     258,547       284,300         546,575      655,299
 TOTAL NONINTEREST    ------------------------------------------------------
  EXPENSE               1,221,596     1,532,269       2,409,066    3,023,136
 INCOME BEFORE INCOME ------------------------------------------------------
  TAXES                 1,342,693     2,129,975       2,674,706    3,317,272
PROVISION FOR INCOME
 TAXES                    501,931       716,053         986,915    1,099,400
                      ------------------------------------------------------
 NET INCOME           $   840,762   $ 1,413,922     $ 1,687,791  $ 2,217,872

Basic earnings per
 common share (1)                   $      0.23                  $      0.36
Weighted average
 shares outstanding (2)               6,083,613                    6,083,613
-------------------
(1) Per share information for prior periods is not applicable as the Company did not complete its stock offering until January 12, 1998. Diluted earnings per share is not applicable because the Company has no common stock equivalents outstanding.

(2) The weighted average shares outstanding for the quarter ended March 31, 1998 were also used as the weighted average shares outstanding for the six months ended March 31, 1998. Unearned ESOP shares are not considered outstanding (see Note 3).

See notes to unaudited consolidated financial statements


TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the six months ended March 31, 1997 and March 31, 1998
(unaudited)
                                                                                     Net
                                                                                     Unrealized
                                                                                     Appre-    Total
                         Common     Common    Additional   Unearned                  ciation   Share-
                         Stock      Stock     Paid in      ESOP          Retained    in Equity holders
                         Shares(1)  Amount($) Capital($)   Shares($)     Earnings($) Invest($) Equity ($)
                         ---------  --------- ----------   ---------     ----------- --------- ----------
Balance, September
 30, 1996                                                                21,315,990   13,312  $21,329,302
  Net income                                                              1,687,791             1,687,791
  Realized gain on
   sale of
   investments                                                                       (13,312)
(13,312)
Balance, March 31,       --------------------------------------------------------------------------------
 1997                                                                    23,003,781        0   23,003,781
                         --------------------------------------------------------------------------------
Balance, September
 30, 1997                                                                24,644,885        0   24,644,885
  Net income                                                              2,217,872             2,217,872
  Issuance of Common
   Stock related to
   Conversion            6,612,500   66,125   64,883,875                                       64,950,000
  Shares acquired for
   ESOP                   (529,000)                        (7,930,307)                        (7,930,307)
  Release of ESOP
   Shares (2)                8,817                15,430       97,606                             113,036

Net Unrealized
 Appreciation on
  available for sale
  investments                                                                         4,707         4,707
                         --------------------------------------------------------------------------------
Balance, March  31,
 1998                    6,092,317   66,125   64,899,305   (7,832,701)   26,862,757   4,707   $84,000,193
                         --------------------------------------------------------------------------------
------------------
(1)  Unearned ESOP Shares are not considered outstanding for the purpose of computing earnings per share.
They are however considered outstanding for legal purposes.

(2)  The release of ESOP shares resulted in a market value adjustment to additional paid in capital.

                 TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the six months ended March 31, 1997 and 1998
                              (unaudited)
                                                          Six Months Ended
                                                              March 31,
                                                              --------
                                                         1997        1998
                                                    -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $ 1,687,791   $ 2,217,872
Noncash revenues, expenses, gains and losses       -------------------------
  included in income:
   Depreciation                                        136,822       177,082
   Federal Home Loan Bank stock dividends              (56,300)      (62,800)
   Market value adjustment - loans held for sale        38,242       (17,646)
     Market value adjustment: ESOP shares released       ---          15,430
     Gain on sale of other real estate owned, net      (11,895)        ---
     Provision for loan and other real estate owned
      losses                                           218,782       119,526
Net decrease in loans originated for sale              584,455       612,076
Increase in other assets, net                         (131,597)     (395,902)
Decrease in other liabilities and accrued expenses,
 net                                                  (815,833)     (427,485)
                                                    ------------------------
                                                       (37,324)       20,281
                                                    ------------------------
NET CASH  PROVIDED BY OPERATING ACTIVITIES           1,650,467     2,238,153
                                                    ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of held to maturity investments                 ---     (16,194,112)
Principal repayments on mortgage-backed securities     562,367       804,281
Purchase of available for sale investments               ---      (5,269,593)
Sale of available for sale investments                 101,376         ---
Decrease (increase) in loans receivable, net        (9,929,705)      555,415
Additions to premises and fixed assets, net           (609,984)     (118,064)
Additions to other real estate owned                  (202,765    (3,833,270)
Dispositions of other real estate owned                104,915       301,490
                                                    ------------------------
     NET CASH USED BY INVESTING ACTIVITIES          (9,973,796)  (23,753,853)
                                                    ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock               ---      64,950,000
Funding to ESOP for purchase of common stock             ---      (7,930,307)
Release of ESOP shares                                   ---          97,606

Increase (decrease) in certificates of deposit, net  6,312,688    (8,997,405)
Increase in other deposits, net                      3,177,568        21,614
Decrease in Federal Home Loan Bank advances, net      (554,526)      (59,428)
                                                   -------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES       8,935,730    48,082,080
                                                   -------------------------
     NET INCREASE IN CASH                              612,401    26,566,380

Cash and due from financial institutions, Beginning  5,055,325    11,446,455
                                                   -------------------------
Cash and due from financial institutions, Ending   $ 5,667,726   $38,012,835
                                                   -------------------------
See notes to unaudited consolidated financial statements
                                                                  (continued)

                                                          Six Months Ended
                                                              March 31,
                                                              --------
                                                         1997        1998
                                                    -------------------------

Supplemental Disclosure of Cash Flow Information
Income taxes paid                                  $   875,000   $ 1,437,289
Interest paid                                        4,097,800     4,311,276

Supplemental Disclosure of Noncash Investing
 Activities
Loans transferred to other real estate owned           161,598     3,526,209
Market Value adjustment of investments held for sale     ---           7,132
Deferred federal income taxes on market value
 adjustment of investments held for sale                 ---          (2,425)

See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with the instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

(b) Principles of Consolidation: The interim consolidated financial statements include the accounts of Timberland Bancorp, Inc. and its wholly-owned subsidiary, Timberland Savings Bank, S.S.B. ("Bank"), and the Bank's wholly-owned subsidiary, Timberland Service Corp. All significant intercompany balances have been eliminated in consolidation.

(2)  CONVERSION AND REORGANIZATION
On January 12, 1998, the Bank converted from a Washington-chartered mutual savings bank to a Washington-chartered capital stock savings bank and became a wholly-owned subsidiary of the Company. The stock conversion resulted in the sale and issuance by the Company of 6,612,500 shares of $.01 par value common stock at a price of $10.00 per share which resulted in gross proceeds of $66,125,000. After reducing gross proceeds for conversion costs of $1,175,000, net proceeds totaled $64,950,000. In conjunction with the conversion, the Company loaned $7,930,307 to the Bank's employee stock ownership plan for the purchase of 529,000 shares of common stock in the open market immediately following the completion of the stock conversion.

(3) EARNINGS PER SHARE
The basic earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. At March 31, 1998, there were 520,183 shares that had not been committed to be released. Diluted earnings per share is not applicable because the Company had no common stock equivalents outstanding.

(4)  DIVIDEND
On April 27, 1998, the Company declared a quarterly cash dividend of $.06 per common share. The dividend is to be paid May 21, 1998, to all shareholders of record as of the close of business May 7, 1998.

(5) ACCOUNTING CHANGES
Accounting for Employee Stock Ownership Plans. In November 1993 the American Institute of Certified Public Accountants issued SOP 93-6, which requires an employer to record compensation expense in an amount equal to the fair value of shares committed to be released to employees from an employee stock ownership plan and to exclude unearned shares from earnings per share computations. The effect of SOP 93-6 on net income and book value per share in future periods cannot be predicted due to the uncertainty of the fair value of the shares at the time they will be committed to be released. Subsequent to the Bank's conversion to stock ownership on January 12, 1998, the Company acquired 529,000 shares for the Bank's employee stock ownership plan.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operation
--------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three months and six months ended March 31, 1998.

Comparison of Financial Condition at September 30, 1997 and March 31, 1998 Total Assets: Total assets increased 23.6% from $211.6 million at September 30, 1997 to $261.4 million at March 31, 1998, primarily as a result of the January 1998 stock offering which resulted net proceeds of $65.0 million. A portion of this increase was offset by $7.8 million in unearned ESOP shares and approximately $8.0 million in funds withdrawn from deposit accounts to purchase stock.

Cash and Due from Financial Institutions: Cash and due from financial institutions increased by 232.1% from $11.4 million at September 30, 1997 to $38.0 million at March 31, 1998. This increase was primarily due to a portion of the stock offering proceeds that were invested with financial institutions.

Investments and Mortgage-backed Securities: Investments and mortgage-backed securities increased by 371.7% from $5.6 million at September 30, 1997 to $26.3 million at March 31, 1998. This increase was primarily due to a portion of the stock offering proceeds that were invested into these assests.

Loans Receivable, including Loans Held-for-sale, net: Loans receivable, including loans held-for-sale, net, decreased by 0.7% from $187.0 million at September 30, 1997 to $185.8 million at March 31, 1998. This decrease was primarily attributable to several large loans paying off and an increase in secondary market sales. During the quarter ended March 31, 1998 loans totaling $9.5 million were sold to Freddie Mac as compared to $4.1 million sold during the same period last year.

Other Real Estate Owned, net: Other real estate owned, net, increased from $434,000 at September 30, 1997 to $4.0 million at March 31, 1998. This increase is primarily attributable to the Bank accepting a deed in lieu of foreclosure on two related condominium loans (with balances totaling $3.0 million at March 31, 1998) in Southern King County, Washington. These two loans were classified as "substandard assets" at September 30, 1997. The Bank expects no material loss on the disposition of these assets.

Deposits: Deposits decreased by 5.2% from $173.0 million at September 30, 1997 to $164.0 million at March 31, 1998. This decrease was primarily attributable to depositors withdrawing approximately $8.0 million from their deposit accounts to purchase stock in the Company's stock offering.

Shareholders' Equity: Total shareholders' equity increased from $24.6 million at September 30, 1997 to $84.0 million at March 31, 1998, primarily as a result of the $65.0 million in net proceeds raised from the January 1998 stock offering and retained net income of $2.2 million. The net proceeds are offset by $7.8 million in unearned shares purchased for the ESOP trust.

Non Performing Assets
---------------------
The following table sets forth information with respect to the Bank's non performing assets at September 30, 1997 and March 31, 1998.

                                          At September 30, At March 31,
                                               1997           1998
                                          ---------------- ------------
                                             (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
   One-to-four family                        $     776     $   1,751
   Commercial                                    2,886         2,927
   Construction and land development             3,891           120
   Land                                            --            353
Consumer loans                                      2             63
Commercial Business Loans                          --             81
                                             --------      ---------
     Total                                      7,555          5,295

Accruing loans which are contractually
past due 90 days or more:
Mortgage loans:
Construction and land development                 109            356
     Total                                        109            356
                                             --------      ---------
Total of nonaccrual and
90 days past due loans                       $  7,664      $   5,651

Real estate owned and other
repossessed assets                                434          3,956
                                             --------      ---------
     Total nonperforming assets              $  8,098      $   9,607

Restructured loans                                 70            --

Nonaccrual and 90 days or more past
due loans as a percentage of loans
receivable, (including loans held for
sale)(1)                                         4.06%          3.01%

Nonaccrual and 90 days or more past
due loans as a percentage of total assets        3.62%          2.16%

Nonperforming assets as a percentage
of total assets                                  3.83%          3.67%

Loans receivable, (including loans
held for sale) (1)                           $188,743        187,514
                                             --------      ---------
Total assets                                 $211,553      $ 261,446
--------------                               --------       --------
(1)  Loans receivable is not net of allowance for loan loss reserves

The following is a discussion of the Bank's major problem assets at March 31, 1998:

Convenience store/retail space and mini-storage, Kitsap County, Washington. The Bank has two loans that were originated in 1996 on two separate properties: a convenience store combined with retail space and a 436 unit mini storage facility. These two loans had a combined balance of $2.9 million at March 31, 1998. These loans became delinquent primarily because of a dispute between the two borrowers. These loans were classified as "substandard" at March 31, 1998. The Bank initiated foreclosure proceedings which were stayed due to a bankruptcy filing by the borrowers in January of 1998. Although no assurances can be given, the Bank does not expect to incur any material loss on these two loans.

Real Estate Owned: Condominiums, Southern King County, Washington. The Bank accepted a deed in lieu of foreclosure on two delinquent loans for the construction and sale of a 61-unit condominium complex. These loans were classified as "substandard" at September 30, 1997 and had a balance of $2.9 million. They were classified by the Bank as "Other Real Estate Owned" of $3.0 million at March 31, 1998. The Bank has been actively marketing the project and as of May 11, 1998 had accepted earnest money agreements for 21 of the 30 units with aggregate sale prices of $2.6 million. As of May 11, 1998, nine of these sales had closed and the remaining REO balance was $2.3 million. The Bank does not expect to incur any material losses on the disposition of these assets based on the prices at which the units are selling.

Loans Receivable
----------------
The following table sets forth the composition of the Company's loan portfolio by type of loan.

                                 At September 30,          At March 31,
                                     1997                     1998
                                  Amount    Percent      Amount    Percent
                                -------------------   ---------------------
                                          (Dollars In thousands)
Mortgage Loans:
  One-to-four family (1)        $ 100,127   48.76%    $ 101,281    49.27%
  Multi family                     12,178    5.93        13,061     6.35
  Commercial                       29,410   14.32        30,792    14.98
  Construction and
    land development               45,031   21.93        41,082    19.98
  Land                              6,937    3.38         7,150     3.48
    Total mortgage loans          193,683   94.32       193,366    94.06
Consumer Loans:
  Home equity and second
   mortgage                         8,142    3.97         8,103     3.94
  Other                             2,824    1.37         3,446     1.68
                                ---------  ------      --------   ------
                                   10,966    5.34        11,549     5.62

Commercial business loans             694     .34           670      .32

     Total loans                  205,343  100.00%      205,585   100.00%
                                           ------                 ------
Less:
  Undisbursed portion of loans
    in process                    (14,280)              (16,284)
  Unearned income                  (1,761)               (1,786)
  Allowance for loan losses        (1,716)               (1,747)
  Market value adjustment of
    loans held-for-sale               (19)                   (1)
                                 --------              --------
    Total loans receivable, net  $187,027              $185,767
                                 --------              --------
----------------
(1)  Includes loans held-for-sale.

Comparison of Operating Results for the Three Months Ended March 31, 1997 and
1998

Net Income: Net income increased 68.2% from $841,000 for the three months ended March 31, 1997 to $1.4 million for the three months ended March 31, 1998. Basic earnings per share for the current quarter was $.23. Earnings per share for the prior comparative period is not applicable because the Company had no stock issued and outstanding at that time.

Net Interest Income: Net interest income increased 36.3% from $2.4 million for the three months ended March 31, 1997 to $3.3 million for the three months ended March 31, 1998.

Total interest income increased 18.2% from $4.5 million for the three months ended March 31, 1997 to $5.3 million for the three months ended March 31, 1998. The increases were primarily the result of a $644,000 increase in interest from financial institutions and a $151,000 increase in interest from investments and mortgage-backed securities. The Company had higher balances in interest bearing deposits at financial institutions and investment securities due to net proceeds from the stock conversion that were invested in those assests.

Total interest expense decreased 2.6% from $2.1 million for the three months ended March 31, 1997 to $2.0 million for the three months ended March 31, 1998, primarily due a decrease in interest expense associated with Federal Home Loan Bank advances.

Provision for Loan Losses: The provision for loan losses decreased from $131,000 for the three months ended March 31,1997 to $50,000 for the three months ended March 31, 1998. Management decreased the provision for loan losses because it deemed the general loan loss reserves of $1.7 million at March 31, 1998 (.93% of loans receivable, net and 30.9% of non-performing loans) were adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date.

Noninterest Income: Total noninterest income increased 49.1% from $307,000 for the three months ended March 31, 1997 to $457,000 for the three months ended March 31, 1998. The largest portion of this increase was attributable to a $70,000 increase in gain on sale of loans and a $45,000 increase in servicing income on loans sold. These increases were due to a larger volume of fixed rate loans being sold in the secondary market. Increases in escrow fees and miscellaneous fees accounted for the remaining portion of the increase.

Noninterest Expense: Total noninterest expense increased 25.4% from $1.2 million for the three months ended March 31, 1997 to $1.5 million for the three months ended March 31, 1998. The largest portion of this increase is a result of increased salary and employee benefit expense which increased from $698,000 for the three months ended March 31, 1997 to $972,000 for the three months ended March 31, 1998. The first release of ESOP shares accounted for $113,000 of the increased compensation expense. The remaining portion of the increased compensation expense was a result of adding additional employees and normal cost of living increases for current employees. The number of full-time equivalent employees increased from 82 at March 31, 1997 to 91 at March 31, 1998 as a result of opening the Lacey branch, restaffing the Port Orchard loan center, hiring a marketing director and several other individuals to handle the requirements associated with being a public company.

Provision for Income Taxes: The provision for income taxes increased from $502,000 for the three months ended March 31, 1997 to $716,000 for the three months ended March 31, 1998 primarily as a result of higher income before income taxes.

Comparison of Operating Results for Six Months Ended March 31, 1997 and 1998:
Net Income: Net income increased 31.4% from $1.7 million for the six months ended March 31, 1997 to $2.2 million for the six months ended March 31, 1998. Basic earnings per share for the six months was $.36. Earnings per share for the prior comparative period is not applicable because the Company had no stock issued and outstanding at that time.

Net Interest Income: Net interest income increased 19.0% from $4.8 million for six months ended March 31, 1997 to $5.7 million for the six months ended March 31, 1998.

Total interest income increased 11.5% from $8.9 million for the six months ended March 31, 1997 to $9.9 million for the six months ended March 31, 1998. The increases were primarily a result of an $840,000 increase in interest from financial instutions and a $132,000 increase in interest from investments and mortgage-backed securities. The Company had higher balances in interest bearing deposits at financial instutions and investment securities due to net proceeds from the stock conversion that were invested in those assets.

Total interest expense increased 2.9% from $4.1 million for the six months ended March 31, 1997 to $4.3 million for the six months ended March 31, 1998 due to increased deposit balances in December 1997 and January 1998 due to funds received for stock orders. The interest expense associated with these temporary increases in deposit accounts was partially offset by a decrease in interest expense associated with the repayment of Federal Home Loan Bank advances.

Provision for Loan Losses: The provision for loan losses decreased 49.7% from $219,000 for the six months ended March 31, 1997 to $110,000 for the six months ended March 31, 1998. Management decreased the provision for loan losses because it deemed the general loan loss reserves of $1.7 million at March 31,1998 (.93% of loans receivable, net and 30.9% of non-performing loans) were adequate to provide for estimated losses based on an evaluation of known and inherent risks in the portfolio at that date.

Noninterest Income: Total noninterest income increased 44.8% from $539,000 for the six months March 31, 1997 to $781,000 for the six months ended March 31, 1998. The largest portion of this increase was attributable to a $92,000 increase in servicing income on loans sold and to a $74,000 increase in gain of sale of loans. These increases were primarily due to a larger volume of fixed rate loans being sold in the secondary market. Increases in escrow fees and miscellaneous fees accounted for the remaining portion of the increase.

Noninterest Expense: Total noninterest expense increased 25.5% from $2.4 million for the six months ended March 31, 1997 to $3.0 million for the six months ended March 31, 1998. The largest portion of this increase is a result of increased salary and employee benefit expense which increased from $1.4 million for the six months ended March 31, 1997 to $1.8 million for the six months ended March 31, 1998. The first release of ESOP shares accounted for $113,000 of the increased compensation expense. The remaining portion of the increased compensation expense was a result of adding additional employees and normal cost of living increases for current employees. The number of full-time equivalent employees increased from 82 at March 31, 1997 to 91 at March 31, 1998 as a result of opening the Lacey branch, restaffing the Port Orchard loan center, hiring a marketing director and several other individuals to handle the requirements associated with being a public company.

Provision for Income Taxes: The provision for income taxes increased for $986,000 for the six months ended March 31, 1997 to $1.1 million for the six months ended March 31, 1998 primarily as a result of higher income before income taxes.

Year 2000 Issues
----------------
The Bank has an in-house data processing department which maintains the Bank's main system, an IBM AS400. The Bank also uses software purchased from third party vendors for applications such as accounts payable and fixed assets. As with other organizations, many of the data processing programs were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields will not work properly with dates beyond 1999. The Bank has established a committee to address "Year 2000" issues. The data processing department also submits monthly progress reports on Year 2000 issues to the Board of Directors. As of March 31, 1998, the Bank's data processing department had completed approximately 75% of the total Year 2000 compliance issues. The Company believes that the Year 2000 problem will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations in any given year.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There were no material changes in information about market risk that was provided in the Company's Form 10-K for the Fiscal Year Ended September 30, 1997.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings
----------------------------
Neither the Company nor the Bank is a party to any material legal proceedings at this time. Further, neither the Company nor the Bank is aware of the threat of any such proceedings. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 2.    Changes in Securities and Use of Proceeds
----------------------------------------------------
Change in Securities -- None to report.
Use of Proceeds -- As discussed in Note 2 to Notes to Consolidated Financial Statements under Item 1 of this Quarterly Report, the Conversion was completed on January 12, 1998. In connection therewith:

     1. The effective date of the Registration Statement on Form S-1, as amended (File No. 333-35817)("Registration Statement"), was November 13, 1997.
     2. The offering terminated on January 12, 1998 with the sale of all securities registered pursuant to the Registration Statement.
     3. Charles Webb & Company, a Division of Keefe, Bruyette & Woods, Inc. acted as marketing agent for the Company.
     4. The class of securities registered pursuant to the Registration Statement was common stock, par value $0.01 per share. The aggregate amount of such securities registered and sold was 6,612,500 shares for an aggregate dollar amount of $66,125,000.
     5. The total conversion offering expenses incurred by the Company were $1,175,000, none of which were paid directly or indirectly to directors or officers of the Company or their associates.
     6. The net proceeds of the conversion offering were $64,950,000, which were used as follows: $7,930,307 to fund a loan to the Bank's employee stock ownership plan ("ESOP") to permit the ESOP to purchase 529,000 shares in the open market following the completion of the Conversion; $32,475,000 to acquire all of the issued and outstanding common stock of the Bank; and the remaining $24,544,693 as of March 31, 1998 was invested by the Company as follows:
          $19,270,393 at other institutions and $5,274,300 in investment securities.

     Such use of proceeds did not represent a material change in the use of proceeds described in the Company's Prospectus dated November 13, 1997.

Item 3.    Defaults Upon Senior Securities
------------------------------------------
None to be reported.

Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------
None to be reported.

Item 5.    Other Information
----------------------------
None to be reported.

Item 6.    Exhibits and Reports on Form 8-K
-------------------------------------------
      (a)  Exhibits

           3(a)   Articles of Incorporation of the Registrant *
           3(b)   Bylaws of the Registrant *
           10(a)  Employee Severance Compensation Plan **
           10(b)  Timberland Savings Bank, S.S.B. Employee Stock Ownership
                  Plan **
           27     Financial Data Schedule

           -----------------
           * Incorporated by reference to the Registrant's Registration Statement of Form S-1 (333-35817).
           ** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

      (b)  Reports on Form 8-K

           No Reports on Form 8-K were filed during the quarter ended March 31, 1998.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Timberland Bancorp, Inc.

Date: May 12, 1998                 By: /s/ Clarence E. Hamre
                                       -------------------------------------
                                       Clarence E. Hamre
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Date: May 12, 1998                 By: /s/ Michael R. Sand
                                       --------------------------------------
                                       Michael R. Sand
                                       Executive Vice President and Chief
                                       Financial Officer
                                       (Principal Financial Officer)