Form 10-Q
period 1998-06-30
TIMBERLAND BANCORP INC
filed 1998-08-14
CIK 1046050

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

           [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 1998

                                   OR

          [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Transition Period From _____ to _____.

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

                                  98550
                               (Zip Code)

                             (360) 533-4747
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                   ------     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     CLASS                        SHARES OUTSTANDING AT August  12, 1998
     -----                  ------------------------------------------------
common stock,               6,101,134 (excludes 511,366 unearned ESOP shares)
$.01 par value

                                  INDEX

                                                                    Page
                                                                    ----
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements (unaudited)

          Consolidated Balance Sheets                                 3

          Consolidated Statements of Income                           4

          Consolidated Statements of Shareholders' Equity             5

          Consolidated Statements of Cash Flows                       6-7

          Notes to Consolidated Financial Statements (unaudited)      8-9

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         9-17

  Item 3. Quantitative and Qualitative Disclosures about Market Risk. 18


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                           18

  Item 2. Changes in Securities and Use of Proceeds                   18

  Item 3. Defaults Upon Senior Securities                             18

  Item 4. Submission of Matters to a Vote of Security Holders         18

  Item 5. Other Information                                           18

  Item 6. Exhibits and Reports on Form 8-K                            18


SIGNATURES                                                            19

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------
                 TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                  September 30, 1997 and June 30, 1998
                               (unaudited)

                                 ASSETS
                                                September 30,      June 30,
                                                    1997             1998
                                             --------------------------------
Cash and due from financial institutions:
Noninterest bearing deposits                   $  4,996,116    $    5,307,991
Interest bearing deposits                         6,450,339        31,088,780
                                             --------------------------------
                                                 11,446,455        36,396,771
                                             --------------------------------
Investments and mortgage-backed securities:
Held to maturity                                  3,990,229        18,540,294
Available for sale                                1,586,400         9,794,820
                                             --------------------------------
                                                  5,576,629        28,335,114
                                             --------------------------------
Loans receivable                                184,887,137       186,677,326
Loans held for sale - at market value             3,856,293         3,436,440
Less:  Allowance for loan losses                 (1,716,110)       (1,733,325)
                                             --------------------------------
                                                187,027,320       188,380,441
                                             --------------------------------
Accrued interest receivable                       1,137,052         1,544,298
Premises and fixed assets - net                   5,431,187         5,324,865
Other real estate owned - net                       433,715         2,532,948
Other assets                                        500,740           597,579
                                             --------------------------------
     TOTAL ASSETS                             $ 211,553,098       263,112,016
                                             --------------------------------
                  LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits                                      $ 173,003,403     $ 165,158,612
Federal Home Loan Bank advances                  12,241,304        11,649,969
Other liabilities and accrued expenses            1,663,506         1,166,775
                                             --------------------------------
     TOTAL LIABILITIES                          186,908,213       177,975,356
                                             --------------------------------
SHAREHOLDERS' EQUITY
Common Stock, June 30, 1998- $.01 par value;
50,000,000 shares authorized; 6,612,500
shares issued, 6,101,134 shares outstanding
(excludes 511,366 unearned ESOP shares)             ---                66,125
Additional paid in capital                          ---            64,919,848
Unearned Shares - Employee Stock Ownership Plan     ---            (7,764,421)
Retained earnings                                24,644,885        27,917,101
Net unrealized depreciation on available for
sale securities                                     ---                (1,993)
                                             --------------------------------
     TOTAL SHAREHOLDERS' EQUITY                  24,644,885        85,136,660
                                             --------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                  $  211,553,098     $ 263,112,016
                                             --------------------------------
See notes to unaudited consolidated financial statements

                 TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME
   For the three months and nine months ended June 30, 1997 and 1998
                               (unaudited)

                               Three Months               Nine Months
                              Ended June 30,             Ended June 30,
                            1997         1998          1997          1998
                       -----------------------------------------------------
INTEREST AND DIVIDEND
 INCOME
Loans receivable       $ 4,345,275  $ 4,453,634   $ 12,974,675  $ 13,130,673
Investments and
 mortgage-backed
 securities                 66,879      372,870        215,349       653,469
Dividends                   28,546       32,565         84,924        95,479
Financial institutions      27,495      459,880         95,159     1,367,881
                       -----------------------------------------------------
   TOTAL INTEREST
    INCOME               4,468,195    5,318,949     13,370,107    15,247,502
                       -----------------------------------------------------
INTEREST EXPENSE
Deposits                 1,914,179    1,762,111      5,565,230     5,677,661
Federal Home Loan
 Bank advances             183,589      165,494        671,384       509,530
                       -----------------------------------------------------
   TOTAL INTEREST
    EXPENSE              2,097,768    1,927,605      6,236,614     6,187,191
                       -----------------------------------------------------
   NET INTEREST INCOME   2,370,427    3,391,344      7,133,493     9,060,311

PROVISION FOR LOAN
 LOSSES                    115,500       45,000        334,282       155,000
                       -----------------------------------------------------
   Net interest income
    after provision for
    loan losses          2,254,927    3,346,344      6,799,211     8,905,311

NONINTEREST INCOME
Service charges on
 deposits                   80,186       80,485        225,982       250,613
Gain on sale of
 loans - net                70,168       86,427        179,502       270,137
Other fees                  50,148       73,870        140,167       205,862
Income (loss) on
 operations of real
 estate - net               (2,436)      (6,463)         8,677        (7,878)
Escrow and annuity fees     27,894       70,870         78,986       169,771
Servicing income on
 loans sold                 49,374       90,000        117,642       249,969
Other                       21,190       22,486         85,056        60,642
                       -----------------------------------------------------
   TOTAL NONINTEREST
    INCOME                 296,524      417,675        836,012     1,199,116
                       -----------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee
 benefits                  752,741      936,439      2,143,259     2,747,025
Premises and fixed
 assets                    183,664      178,223        519,767       558,231
Deposit insurance
 premiums                   25,595       38,943         50,558        91,644
Advertising                 68,117       67,957        179,024       192,499
Other                      212,523      349,368        759,098     1,004,667
                       -----------------------------------------------------
   TOTAL NONINTEREST
    EXPENSE              1,242,640    1,570,930      3,651,706     4,594,066
                       -----------------------------------------------------
   INCOME BEFORE INCOME
    TAXES                1,308,811    2,193,089      3,983,517     5,510,361
PROVISION FOR INCOME
 TAXES                     446,714      741,995      1,433,629     1,841,395
                       -----------------------------------------------------
   NET INCOME          $   862,097  $ 1,451,094    $ 2,549,888   $ 3,668,966

Basic earnings per
 common share (1)                   $      0.24                  $      0.60

Weighted average shares
 outstanding (2)                      6,092,414                    6,086,547
___________________
(1) Per share information for prior periods is not applicable as the Company did not complete its stock offering until January 12, 1998. Diluted earnings per share is not applicable because the Company has no common stock equivalents outstanding.

(2) The weighted average shares outstanding for the quarter ended March 31, 1998 were also used as the weighted average shares outstanding for the period before the stock issuance (October 1, 1997 - January 12, 1998) in computing the weighted average shares outstanding for the nine months ended June 30, 1998. Unearned ESOP shares are not considered outstanding (see Note 3).

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the six months ended June 30 1997 and  June 30, 1998
(unaudited)

                                                                                    Net
                                                                                  Unrealized
                                                                                   Apprec./   Total
                   Common      Common      Additional   Unearned                   (Deprec.)  Share-
                   Stock       Stock       Paid in      ESOP          Retained     in Equity  holders
                   Shares(1)   Amount($)   Capital($)   Shares($)     Earnings($)  Invest($)  Equity($)
                   ---------   ---------   -----------  ---------     -----------  ---------  ---------
Balance, Septem-
ber 30, 1996                                                          21,315,990    13,312  $21,329,302
 Net income                                                            2,549,888              2,549,888
 Realized gain on
  sale of invest-
  ments                                                                            (13,312)     (13,312)
                   ------------------------------------------------------------------------------------
Balance, June 30,
1997                                                                  23,865,878         0   23,865,878
                   ------------------------------------------------------------------------------------
Balance, Septem-
ber 30, 1997                                                          24,644,885         0   24,644,885
 Net income                                                            3,668,966              3,668,966
 Issuance of
  Common Stock    6,612,500    66,125     64,883,875                                         64,950,000
  related to
  Conversion
 Shares acquired
  for ESOP         (529,000)                          (7,930,307)                            (7,930,307)
 Release of ESOP
  Shares (2)         17,634                   35,973     165,886                                201,859
 Payment of
  Dividend                                                             (396,750)               (396,750)
Net Unrealized
 (Deprec.) on
 available for
 sale investments                                                                   (1,993)      (1,993)
                   ------------------------------------------------------------------------------------
Balance, June 30,
1998              6,101,134    66,125     64,919,848  (7,764,421)    27,917,101     (1,993) $85,136,660
                   ------------------------------------------------------------------------------------

______________
(1)  Unearned ESOP Shares are not considered outstanding for the purpose of computing earnings per share.
They are however considered outstanding for legal purposes.

(2)  The release of ESOP shares resulted in a market value adjustment to additional paid in capital.

                                                              5

                 TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Nine months ended June 30, 1997 and 1998
                               (unaudited)

                                                      Nine Months Ended
                                                           June 30,
                                                           --------
                                                     1997           1998
                                                     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                     $  2,549,888   $   3,668,966
                                               ----------------------------
Noncash revenues, expenses, gains and losses
  included in income:
     Depreciation                                   210,320         261,161
     Deferred federal income taxes                  118,000            --
     Federal Home Loan Bank stock dividends         (84,800)        (94,600)
     Market value adjustment - loans held for
       sale                                         (26,631)        (16,900)
     Market value adjustment: ESOP shares
       released                                      --              35,973
     Gain (loss) on sale of other real estate
       owned, net                                   (12,358)          4,543
     Provision for loan and other real estate
       owned losses                                 334,282         164,526
Net decrease in loans originated for sale           743,734         436,753
Increase in other assets, net                       (27,423)       (504,085)
Decrease in other liabilities and accrued
  expenses, net                                    (831,024)       (496,731)
                                               ----------------------------
                                                    424,100        (209,360)
                                               ----------------------------
NET CASH  PROVIDED BY OPERATING ACTIVITIES        2,973,988       3,459,606
                                               ----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of held to maturity investments             --         (16,194,351)
Principal repayments on mortgage-backed
  securities                                        765,743       1,644,286
Purchase of available for sale investments           --          (8,115,813)
Sale of available for sale investments              101,376          --
Decrease (increase) in loans receivable, net    (12,044,117)     (1,927,974)
Additions to premises and fixed assets, net        (846,075)       (154,839)
Additions to other real estate owned               (450,998)     (4,165,803)
Dispositions of other real estate owned             270,482       2,052,501
                                               ----------------------------
     NET CASH USED BY INVESTING ACTIVITIES      (12,203,589)    (26,861,993)
                                               ----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock           --          64,950,000
Funding to ESOP for purchase of common stock         --          (7,930,307)
Release of ESOP shares                               --             165,886
Payment of Dividend                                  --            (396,750)
Increase (decrease) in certificates of
  deposit, net                                   10,674,853      (7,902,887)
Increase (decrease) in other deposits, net          (83,858)         58,096
Decrease in Federal Home Loan Bank advances, net   (583,801)       (591,335)
                                               ----------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES   10,007,194      48,352,703
                                               ----------------------------
     NET INCREASE IN CASH                           777,593      24,950,316
Cash and due from financial institutions,
  Beginning                                       5,055,325      11,446,455
                                               ----------------------------
Cash and due from financial institutions,
  Ending                                          5,832,918      36,396,771
                                               ----------------------------

See notes to unaudited consolidated financial statements         (continued)

                                                  Nine Months Ended June 30,
                                                     1997           1998
                                                     -------------------

Supplemental Disclosure of Cash Flow Information
Income taxes paid                              $  1,303,367   $   2,237,289
Interest paid                                     6,232,147       6,250,527

Supplemental Disclosure of Noncash Investing
  Activities
Loans transferred to other real estate owned        390,838       3,608,848
Market Value adjustment of investments held
  for sale                                          (20,136)         (3,019)
Deferred federal income taxes on market value
  adjustment of investments held for sale             6,824           1,026


See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with the instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(3) EARNINGS PER SHARE
The basic earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. At June 30, 1998, there were 511,366 shares that had not been committed to be released. Diluted earnings per share is not applicable because the Company had no common stock equivalents outstanding.

(4)  DIVIDEND
On July 23, 1998, the Company declared a quarterly cash dividend of $.06 per common share. The dividend is to be paid August 21, 1998, to shareholders of record as of the close of business August 7, 1998.

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

Earnings Per Share. SFAS No. 128, "Earnings Per Share," issued in February 1997, establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly-held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and requires the dual presentation of basic and diluted EPS on the face of the income statement. SFAS No. 128 is effective for the financial statements for the periods ending after December 15, 1997. SFAS No. 128 requires restatement of all prior period EPS data presented. Subsequent to the Bank's conversion to stock ownership on January 12, 1998, the Company adopted SFAS No. 128 for all future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
-------------------------------------------------------------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three months and nine months ended June 30, 1998.

Comparison of Financial Condition at September 30, 1997 and June 30, 1998 Total Assets: Total assets increased 24.4% from $211.6 million at September 30, 1997 to $263.1 million at June 30, 1998, primarily as a result of the January 1998 stock offering which resulted net proceeds of $65.0 million. A portion of this increase was offset by $7.8 million in unearned shares issued to the employee stock ownership plan ("ESOP") trust and approximately $8.0 million in funds withdrawn from deposit accounts to purchase stock.

Cash and Due from Financial Institutions:   Cash and due from financial
institutions increased by 218.0% from $11.4 million at September 30, 1997 to $36.4 million at June 30, 1998. This increase is primarily due to a portion of the stock offering proceeds being invested with financial institutions.

Investments and Mortgage-backed Securities: Investments and mortgage-backed securities increased by 408.1% from $5.6 million at September 30, 1997 to $28.3 million at June 30, 1998. This increase is attributable primarily to a portion of the stock offering proceeds being invested into these assets.

Loans Receivable, and Loans Held-for-sale, net of allowance for loan loss reserves: Loans receivable, including loans held-for-sale, net, increased by 0.7% from $187.0 million at September 30, 1997 to $188.4 million at June 30, 1998. This flat growth is primarily attributable to several large loans paying off and an increase in secondary market sales of fixed rate mortgage loans. During the quarter ended June 30, 1998 loans totaling $8.3 million were sold to Freddie Mac as compared to $3.9 million sold during the same period last year.

Other Real Estate Owned, net: Other real estate owned, net, increased from $434,000 at September 30, 1997 to $2.5 million at June 30, 1998. This increase is primarily attributable to the Bank accepting a deed in lieu of foreclosure on two related condominium loans (with balances totaling $1.6 million at June 30, 1998, down from $3.0 million at March 31, 1998) in Southern King County, Washington. These two loans were classified as "substandard assets" at September 30, 1997. Although no assurances can be given, the Company does not expect to incur a material loss on the disposition of these assets.

Deposits: Deposits decreased by 4.5% from $173.0 million at September 30, 1997 to $165.2 million at June 30, 1998. This decrease is primarily attributable to depositors withdrawing approximately $8.0 million from their deposit accounts to purchase stock in the Company's stock offering.

Shareholders' Equity: Total shareholders' equity increased 245.5% from $24.6 million at September 30, 1997 to $85.1 million at June 30, 1998, primarily as a result of the $65.0 million in net proceeds raised from the January 1998 stock offering and retained net income of $3.3 million. The net proceeds are offset by $7.8 million in unearned shares purchased for the ESOP trust.

Non Performing Assets
---------------------
The following table sets forth information with respect to the Bank's non performing assets at September 30, 1997 and June 30, 1998.

                                         At September 30,     At June 30,
                                              1997                1998
                                         ----------------     -----------
                                              (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
   One-to-four family                      $    776            $   1,921
   Commercial                                 2,886                2,922
   Construction and land development          3,891                   73
   Land                                          --                  344
Consumer loans                                    2                   45
Commercial Business Loans                        --                   81
                                           --------            ---------
     Total                                    7,555                5,386

Accruing loans which are contractually
past due 90 days or more:
Mortgage loans:
Construction and land development               109                  226
                                           --------            ---------
     Total                                      109                  226

Total of nonaccrual and
90 days past due loans                     $  7,664            $   5,612

Real estate owned and other
repossessed assets                              434                2,533
                                           --------            ---------
     Total nonperforming assets            $  8,098            $   8,145

Restructured loans                               70                   --

Nonaccrual and 90 days or more past
due loans as a percentage of loans
receivable, (including loans held
for sale)(1)                                   4.06%                2.95%

Nonaccrual and 90 days or more past
due loans as a percentage of total assets      3.62%                2.13%

Nonperforming assets as a percentage
of total assets                                3.83%                3.10%

Loans receivable, (including loans
held for sale) (1)                         $188,743            $ 190,113
                                           --------            ---------
Total assets                               $211,553            $ 263,112
                                           --------            ---------
---------
 (1)  Loans receivable is before the allowance for loan losses

The following is a discussion of the Bank's major problem assets at June 30, 1998:

Convenience store/retail space and mini-storage, Kitsap County, Washington.
---------------------------------------------------------------------------
The Bank has two loans that were originated in 1996 on two separate properties: a convenience store combined with retail space and a 436 unit mini storage facility. These two loans had a combined balance of $2.9 million at June 30, 1998. These loans became delinquent primarily because of a dispute between the two borrowers. These loans were classified as "substandard" at June 30, 1998. The Bank initiated foreclosure proceedings which were stayed due to a bankruptcy filing by the borrowers in January of 1998. Attorneys representing the Bank are moving to have the stay lifted to enable foreclosure to proceed. Although no assurances can be given, the Bank does not expect to incur any material loss on these two loans.

Real Estate Owned: Condominiums, Southern King County, Washington. ------------------------------------------------------------------- The Bank
accepted a deed in lieu of foreclosure on two delinquent loans for the construction and sale of a 61-unit condominium complex. These loans were classified as "substandard" at September 30, 1997 and had a balance of $2.9 million. They were classified by the Bank as "Other Real Estate Owned" of $1.6 million at June 30, 1998. The Bank has been actively marketing the project and, as of August 10, 1998, had accepted earnest money agreements for 25 of the 30 units. As of August 10, 1998, nineteen of these sales had closed and the remaining REO balance was $1.1 million. The Bank does not expect to incur any material losses on the disposition of these assets based on the prices at which the units are selling.

Loans Receivable
----------------
The following table sets forth the composition of the Company's loan portfolio by type of loan.

                                At September 30,            At June 30,
                                     1997                      1998
                             Amount        Percent     Amount        Percent
                             ---------------------     ---------------------
                                          (Dollars In thousands)
Mortgage Loans:
  One-to-four family (1)   $ 100,127        48.76%    $  98,114      45.93%

  Multi family                12,178         5.93        11,927       5.58
  Commercial                  29,410        14.32        31,935      14.95
  Construction and
    land development          45,031        21.93        51,015      23.88

  Land                         6,937         3.38         7,105       3.33
                            --------      -------      --------    -------
    Total mortgage loans     193,683        94.32       200,096      93.67
Consumer Loans:
  Home equity and second
    mortgage                   8,142         3.97         8,491       3.98
  Other                        2,824         1.37         4,061       1.90
                            --------      -------      --------    -------
                              10,966         5.34        12,552       5.88

Commercial business loans        694          .34           965        .45

     Total loans             205,343       100.00%      213,613     100.00%
                                           -------                  -------
Less:
  Undisbursed portion of
    loans in process         (14,280)                   (21,557)
  Unearned income             (1,761)                    (1,941)
  Allowance for loan losses   (1,716)                    (1,733)
  Market value adjustment
    of loans                                                --
    held-for-sale                (19)                        (2)
                            --------                   --------
    Total loans receivable,
      net                   $187,027                   $188,380
                            --------                   --------
________________
(1)  Includes loans held-for-sale.

Comparison of Operating Results for the Three Months Ended June 30, 1997 and
1998

Net Income: Net income increased 68.3% from $862,000 for the three months ended June 30, 1997 to $1.5 million for the three months ended June 30, 1998. Basic earnings per share for the current quarter was $.24. Earnings per share for the prior comparative period is not applicable because the Company had no stock issued and outstanding at that time.

Net Interest Income: Net interest income increased 43.1% from $2.4 million for the three months ended June 30, 1997 to $3.4 million for the three months ended June 30, 1998.

Total interest income increased 19.0% from $4.5 million for the three months ended June 30, 1997 to $5.3 million for the three months ended June 30, 1998. The increases are primarily the result of a $432,000 increase in interest from financial institutions and a $306,000 increase in interest from investments and mortgage-backed securities. The Company had higher balances in interest bearing deposits at financial institutions and investment securities due to net proceeds from the stock conversion being invested in those assets.

Total interest expense decreased 2.6% from $2.1 million for the three months ended June 30, 1997 to $1.9 million for the three months ended June 30, 1998, primarily due to a decrease in interest expense associated with deposits due to lower average deposit balances for the quarter ended June 30, 1998.

Provision for Loan Losses: The provision for loan losses decreased from $116,000 for the three months ended June 30, 1997 to $45,000 for the three
months ended June 30, 1998.   Management decreased the provision for loan
losses because it deemed the general loan loss reserves of $1.7 million at June 30, 1998 (.91% of loans receivable, net and 30.9% of non-performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date.

Noninterest Income: Total noninterest income increased 40.7% from $297,000 for the three months ended June 30, 1997 to $418,000 for the three months ended June 30, 1998. The largest portion of this increase was attributable to a $43,000 increase in escrow fees and a $41,000 increase in servicing income on loans sold. These increases are due to increased escrow activity and a larger volume of fixed rate loans being sold to FHLMC. Increases in gain on sale of loans and miscellaneous fees account for the remaining portion of the increase.

Noninterest Expense: Total noninterest expense increased 26.4% from $1.2 million for the three months ended June 30, 1997 to $1.6 million for the three months ended June 30, 1998. The largest portion of this increase is a result of increased salary and employee benefit expense which increased from $753,000 for the three months ended June 30, 1997 to $936,000 for the three months ended June 30, 1998. The release of ESOP shares accounted for $57,000 of the
increased compensation expense.   The remaining portion of the increased
compensation expense is a result of adding additional employees, normal cost of living increases for current employees and increased health insurance costs. The number of full-time equivalent employees increased from 84 at June 30, 1997 to 97 at June 30, 1998 as a result of restructuring the loan origination department and the loan servicing department, hiring additional personnel for the Auburn Escrow department, elevating several part-time positions to full-time positions, and hiring an individual to assist in preparing the reports required of the Company as a public company

Provision for Income Taxes: The provision for income taxes increased from $447,000 for the three months ended June 30, 1997 to $742,000 for the three months ended June 30, 1998 primarily as a result of higher income before income taxes.

Comparison of Operating Results for Nine Months Ended June 30, 1997 and 1998:
Net Income: Net income increased 43.9% from $2.5 million for the nine months ended June 30, 1997 to $3.7 million for the nine months ended June 30, 1998. Basic earnings per share for the nine months was $.60. Earnings per share for the prior comparative period is not applicable because the Company had no stock issued and outstanding at that time.

Net Interest Income: Net interest income increased 27.0% from $7.1 million for nine months ended June 30, 1997 to $9.1 million for the nine months ended June 30, 1998.

Total interest income increased 14.0% from $13.4 million for the nine months ended June 30, 1997 to $15.2 million for the nine months ended June 30, 1998. The increases are primarily a result of an $1.3 million increase in interest from financial institutions and a $438,000 increase in interest from investments and mortgage-backed securities. The Company had higher balances in interest bearing deposits at financial institutions and investment securities due to net proceeds from the stock conversion being invested in those assets.

Total interest expense remained level at $6.2 million for both the nine months June 30, 1997 and June 30, 1998.

Provision for Loan Losses:   The provision for  loan losses decreased 53.6%
from $334,000 for the nine months ended June 30, 1997 to $155,000 for the nine months ended June 30, 1998. Management decreased the provision for loan losses because it deemed the general loan loss reserves of $1.7 million at June 30, 1998 (.91% of loans receivable, net and 30.9% of non-performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the portfolio at that date.

Noninterest Income: Total noninterest income increased 44.8% from $836,000 for the nine months June 30, 1997 to $1.2 million for the nine months ended
June 30, 1998.   The largest portion of this increase is attributable  to a
$132,000 increase in servicing income on loans sold and to a $91,000 increase in gain of sale of loans. These increases were primarily due to a larger volume of fixed rate loans being sold in the secondary market. Increases in escrow fees and miscellaneous fees account for the remaining portion of the increase.

Noninterest Expense:   Total noninterest expense increased 25.8%  from $3.7
million for the nine months ended June 30, 1997 to $4.6 million for the nine months ended June 30, 1998. The largest portion of this increase is a result of increased salary and employee benefit expense which increased from $2.1 million for the nine months ended June 30, 1997 to $2.7 million for the nine months ended June 30, 1998. The release of ESOP shares accounted for $170,000 of the increased compensation expense. The remaining portion of the increased compensation expense is a result of adding additional employees, normal cost of living increases for current employees and increased health insurance costs. The number of full-time equivalent employees increased from 84 at June 30, 1997 to 97 at June 30, 1998 as a result of restructuring the loan origination department and the loan servicing department, hiring additional personnel for the Auburn Escrow department, elevating several part-time positions to full-time positions, and hiring an individual to assist in preparing the reports required of the Company as a public company.

Provision for Income Taxes: The provision for income taxes increased from $1.4 million for the nine months ended June 30, 1997 to $1.8 million for the nine months ended June 30, 1998 primarily as a result of higher income before income taxes.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments on and the sale of loans, maturing securities and FHLB advances. The Company also raised $65.0 million in net proceeds from the January 1998 stock offering. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 1998, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 25.2%. At June 30, 1998, the Bank also maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of $47.6 million, under which $11.6 million was outstanding.

Liquidity management is both a short- and long-term responsibility of the Bank's management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, and (iv) yields available on interest-bearing deposits. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and collateral for repurchase agreements.

The Bank's primary investing activity is the origination of one- to- four family mortgage loans and construction and land development loans. At June 30, 1998, the Bank had loan commitments totaling $13.6 million and undisbursed loans in process totaling $21.6 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments.
Certificates of deposit that are scheduled to mature in less than one year from June 30, 1998 totaled $70.9 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

Federally-insured state-chartered banks are required to maintained minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (I) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At June 30, 1998, the Bank was in compliance with all applicable capital requirements. For additional details see the Regulatory Capital table.

Regulatory Capital
------------------

The following table compares Timberland Savings Bank's regulatory capital at June 30, 1998 to its minimum regulatory capital requirements at that date (dollars in thousands):
                                                  Percent of
                                    Amount        Adjusted Total Assets (1)
                                    ------        -------------------------

GAAP capital                       $ 52,461                 22.03%

Tier 1 (leverage) capital          $ 52,449                 22.17%
Tier 1 (leverage) capital
  requirement                         9,464                  4.00
                                   --------                 -----
Excess                               42,985                 18.17%

Tier 1 risk adjusted capital       $ 52,449                 32.02%
Tier 1 risk adjusted capital
  requirement                         6,392                  4.00
                                   --------                 -----
Excess                             $ 46,057                 28.82%

Total risk based capital           $ 52,449                 32.82%
Total risk based capital
  requirement                        12,784                  8.00
                                   --------                 -----
Excess                               39,665                 24.82%

___________________
(1) For the Tier 1 (leverage) capital and Washington regulatory capital calculations, percent of total average assets of $236.6 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $159.8 million.

                 TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                          KEY FINANCIAL RATIOS
              (Dollars in thousands, except per share data)
                               (unaudited)

                                        Three Months        Nine Months
                                       Ended June 30,      Ended June 30,
                                      1998       1997      1998       1997
                                      ---------------      ---------------
PERFORMANCE RATIOS:
Return on average assets (1)          2.21%     1.68%      1.93%     1.67%
Return on average equity (1)          6.78%    14.71%      7.88%    14.95%
Net interest margin                   5.44%     4.79%      5.02%     4.85%
Efficiency ratio                     41.74%    48.70%     45.47%    47.83%



                                    June 30,   September 30,
                                     1998         1997
                                    ------------------------
ASSET QUALITY RATIOS:
Non-performing loans               $  5,612    $  7,664
Total non-performing assets           8,145       8,098
Non-performing assets to total
  assets                               3.10%       3.83%
Allowance for loan losses to
  non-performing loans                30.88%      22.39%

BOOK VALUE PER SHARE (2)           $  12.88         --

______________________
(1)  Annualized
(2)  Calculation includes ESOP shares not committed to be released

Year 2000 Issues
----------------

The Bank has an in-house data processing department which maintains the Bank's main system on an IBM AS400. The Bank also uses software purchased from third party vendors for applications such as accounts payable and fixed assets. As with other organizations, many of the data processing programs were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields will not work properly with dates beyond 1999. The Bank has established a committee to address "Year 2000" issues. The data processing department also submits monthly progress reports on Year 2000 issues to the Board of Directors. Currently the Bank is on schedule to have all Year 2000 issues resolved. If the Bank is unable to confirm Year 2000 compliance on its main internal system for all regulatory specified testing dates by September 30, 1998, a conversion to Jack Henry & Associates' system (which is already Year 2000 compliant) will be pursued. If we do not receive confirmation of Year 2000 compliance from third party vendors by December 31, 1998, a conversion to comparable software will be pursued. The Company believes that the Year 2000 problem will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There were no material changes in information about market risk that was provided in the Company's Form 10-K for the Fiscal Year Ended September 30, 1997.


PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings
---------------------------
Neither the Company nor the Bank is a party to any material legal proceedings at this time. Further, neither the Company nor the Bank is aware of the threat of any such proceedings. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 2.   Changes in Securities and Use of Proceeds
---------------------------------------------------
Change in Securities -- None to be reported.
Use of proceeds -- None to be reported.

Item 3.   Defaults Upon Senior Securities
-----------------------------------------
None to be reported.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
None to be reported.

Item 5.   Other Information
---------------------------
None to be reported.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------
     (a)  Exhibits

          3(a)      Articles of Incorporation of the Registrant *
          3(b)      Bylaws of the Registrant *
          10(a)     Employee Severance Compensation Plan **
          10(b)     Timberland Savings Bank, S.S.B. Employee Stock Ownership
                       Plan **
          27        Financial Data Schedule
          _________________
          * Incorporated by reference to the Registrant's Registration Statement of Form S-1 (333-35817).
          ** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.


     (b)  Reports on Form 8-K

          The Company filed a Form 8-K on June 30, 1998 to report a change in independent auditors.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Timberland Bancorp, Inc.

Date: August 12, 1998               By: /s/Clarence E. Hamre
                                        ______________________________
                                    Clarence E. Hamre
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: August 12, 1998               By: /s/Michael R. Sand
                                        ______________________________
                                    Michael R. Sand
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (Principal Financial Officer)

                               Exhibit 27
                 Financial Data Schedule (in thousands)

This schedule contains financial information extracted from the consolidated financial statements of Timberland Bancorp, Inc. for the nine months ended June 30, 1998 and is qualified in its entirely by reference to such financial statements.

               Financial Data
               as of or for the nine months
Item Number    ended June 30, 1998           Item Description
-----------    -------------------           ----------------

9-03 (1)                   5,308             Cash and Due from Banks
9-03 (2)                  31,089             Interest - bearing deposits
9-03 (3)                     N/A             Federal funds sold - purchased
                                                securities for resale
9-03 (4)                     N/A             Trading account assets
9-03 (6)                   9,795             Investment and mortgage backed
                                                securities held for sale
9-03 (6)                  18,540             Investment and mortgage backed
                                                securities held to
                                                maturity - carrying value
9-03 (6)                  18,479             Investment and mortgage backed
                                                securities held to
                                                maturity - market value
9-03 (7)                 190,114             Loans
9-03 (7)(2)                1,733             Allowance for loan losses
9-03 (11)                263,112             Total assets
9-03 (12)                165,158             Deposits
9-03 (13)                      0             Short - term borrowings
9-03 (15)                  1,167             Other liabilities
9-03 (16)                 11,650             Long - term debt
9-03 (19)                    N/A             Preferred stock - mandatory
                                                redemption
9-03 (20)                    N/A             Preferred stock - no mandatory
                                                redemption
9-03 (21)                     66             Common stocks
9-03 (22)                 85,071             Other stockholders' equity
9-03 (23)                263,112             Total liabilities and
                                                stockholders' equity
9-04 (1)                  13,130             Interest and fees on loans
9-04 (2)                     749             Interest and dividends on
                                                investments
9-04 (4)                   1,368             Other interest income
9-04 (5)                  15,247             Total interest income
9-04 (6)                   5,678             Interest on deposits
9-04 (9)                   6,187             Total interest expense
9-04 (10)                  9,060             Net interest income
9-04 (11)                    155             Provision for loan losses
9-04 (13)(h)                   0             Investment securities
                                                gains/(losses)
9-04 (14)                  4,594             Other expenses
9-04 (15)                  5,510             Income/loss before income tax
9-04 (17)                  5,510             Income/loss before extraordinary
                                                items
9-04 (18)                    N/A             Extraordinary items, less tax
9-04 (19)                    N/A             Cumulative change in accounting
                                                principles
9-04 (20)                  3,669             Net income or loss
9-04 (21)                    .60             Earnings per share - primary
9-04 (21)                    .60             Earnings per share - fully
                                                diluted
I.B. 5                      8.44%            Net yield - interest earnings -
                                                actual
III.C.1. (a)               5,386             Loans on non-accrual
III.C.1. (b)                 226             Accruing loans past due 90 days
                                                or more
III.C.2. (c)                   0             Troubled debt restructuring
III.C.2                       --             Potential problem loans
IV.A.1                     1,716             Allowance for loan loss -
                                                beginning of period
IV.A.2                       138             Total chargeoffs
IV.A.3                        --             Total recoveries
IV.A.4                     1,733             Allowance for loan loss - end of
                                                period
IV.B.1                     1,733             Loan loss allowance allocated to
                                                domestic loans
IV.B.2                        --             Loan loss allowance allocated to
                                                foreign loans
IV.B.3                        --             Loan loss allowance - unallocated