Form 10-K405
period 1998-09-30
TIMBERLAND BANCORP INC
filed 1998-12-29
CIK 1046050

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended September 30, 1998                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number: 0-23333

                        TIMBERLAND BANCORP, INC.
------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

              Washington                                          91-1863696
---------------------------------------------                 ----------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
or organization)                                                 I.D. Number)

624 Simpson Avenue, Hoquiam, Washington                             98550
---------------------------------------------                 ----------------
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:            (360) 533-4747
                                                              ----------------

Securities registered pursuant to Section 12(b) of the Act:         None
                                                              ----------------

Securities registered pursuant to       Common Stock, par value $.01 per share
 Section 12(g) of the Act:              --------------------------------------
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

    As of December 4, 1998, there were issued and outstanding 5,967,781 shares of the registrant's Common Stock, which are listed on the Nasdaq National Market System under the symbol "TSBK." Based on the average of the bid and asked prices for the Common Stock on December 4, 1998, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $77,208,167 (5,967,781 shares at $12.9375 per share). For purposes of this calculation, Common Stock held by officers and directors of the registrant and Timberland Savings Bank, SSB Employee Stock Ownership Plan and Trust are considered nonaffiliates.

                    DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of Annual Report to Stockholders for the Fiscal Year Ended September 30, 1998 ("Annual Report") (Parts I and II).

    2. Portions of Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders (Part III).

                                  PART I

Item 1.  Business
-----------------

General

    Timberland Bancorp, Inc. ("Company"), a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank, SSB ("Bank") upon the Bank's conversion from a Washington-chartered mutual to a Washington-chartered stock savings bank ("Conversion"). The Conversion was completed on January 12, 1998 through the sale and issuance of 6,612,500 shares of common stock by the Company. At September 30, 1998, the Company had total assets of $265.7 million, total deposits of $170.8 million and total equity of $81.8 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

    The Bank was established in 1915 as "Southwest Washington Savings and Loan Association." In 1935, the Bank converted from a state-chartered mutual savings and loan association to a federally chartered mutual savings and loan association, and in 1972, changed its name to "Timberland Federal Savings and Loan Association." In 1990, the Bank converted to a federally chartered mutual savings bank under the name "Timberland Savings Bank, FSB." In 1991, the Bank converted to a Washington-chartered mutual savings bank and adopted its current name. The Bank's deposits are insured by the FDIC up to applicable legal limits under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1937. The Bank is regulated by the Washington Department of Financial Institutions, Division of Banks ("Division") and the FDIC.

    The Bank is a community oriented savings bank which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on real estate mortgage loans. Lending activities have been focused primarily on the origination of loans secured by one- to- four family residential dwellings, including an emphasis on construction and land development loans, as well as the origination of multi-family and commercial real estate loans. The Bank actively originates adjustable rate residential mortgage loans that do not qualify for sale in the secondary market under Federal Home Loan Mortgage Corporation ("FHLMC") guidelines.

Market Area

    The Bank considers Grays Harbor, Thurston, Pierce and King Counties and, to a lesser extent, adjoining Kitsap County as its primary market area. The Bank conducts operations from its main office in Hoquiam (Grays Harbor County), three branch offices in Grays Harbor County (Aberdeen, Montesano and Ocean Shores), a branch office in King County (Auburn, opened in 1994), two branch offices in Pierce County (Edgewood, opened in 1980, and Puyallup, opened in 1996), a branch office in Thurston County (Lacey, opened in 1997) and a loan production office in Kitsap County (Silverdale, opened in 1995 in Port Orchard and subsequently relocated to Silverdale in 1998) See "Item 2. Properties."

    Hoquiam, population approximately 9,000, is located in Grays Harbor County which is situated along Washington State's central Pacific coast. Hoquiam is located approximately 110 miles southwest of Seattle and 145 miles northwest of Portland, Oregon.

    The Bank considers its primary market area to include three submarkets primarily rural Grays Harbor County with its historical dependence on the timber and fishing industries; Ocean Shores with its dependence on tourism and vacation home residents; and Pierce, King, Thurston and Kitsap Counties with their dependence on state government in Olympia, the state capital, and the aerospace and computer industries in the Seattle-Tacoma metropolitan area. Each of these markets present operating risks to the Bank. The Bank's recent expansion into Thurston, King and Kitsap

Counties and recent opening of a second branch office in Pierce County represents the Bank's strategy to diversify its primary market area to become less reliant on the economy of Grays Harbor County.

Lending Activities

    General. Historically, the principal lending activity of the Bank has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to- four family residences and loans for the construction of one- to- four family residences. In recent years, the Bank has increased its origination of loans secured by multi-family properties, construction and land development loans, land loans and commercial real estate loans. The Bank's net loans receivable, including loans held for sale, totaled approximately $199.2 million at September 30, 1998, representing approximately 75.0% of consolidated total assets and at that date construction and land development loans, land loans and loans secured by commercial and multi-family properties were $117.3 million, or 50.5%, of total loans.

    The Bank's internal loan policy limits the maximum amount of loans to one borrower to 25% of its capital. At September 30, 1998, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $13.5 million under its policy. At September 30, 1998, the Bank had no loans with an aggregate outstanding balance in excess of this amount. At that date, the Bank had 27 borrowers or related borrowers with total loans outstanding in excess of $1.0 million. The largest amount outstanding to any one borrower and the borrower's related entities was approximately $7.7 million.

Loan Portfolio Analysis.  The following table sets forth the composition of the Bank's loan portfolio by type of loan as of the dates indicated.

                                                       At September 30,
                 ------------------------------------------------------------------------------------------
                      1994               1995                1996             1997               1998
                 ----------------   ----------------    ---------------  ----------------   ---------------
                 Amount   Percent   Amount   Percent    Amount  Percent  Amount   Percent   Amount  Percent
                 -----    -------   ------   -------    ------  -------  ------   -------   ------  -------
                                                   (Dollars in thousands)
Mortgage Loans:
 One- to- four
  family(1)(2). $ 73,754   52.94%  $ 93,582   53.03%   $ 95,978  48.51% $100,127   48.76%  $100,921  43.48%
 Multi-family .    4,806    3.45     10,965    6.21      12,569   6.35    12,178    5.93     12,432   5.36
 Commercial . .   11,784    8.46     15,592    8.83      26,529  13.41    29,410   14.32     32,906  14.18
 Construction
  and land
  development .   40,113   28.79     42,752   24.23      47,140  23.83    45,031   21.93     64,172  27.65
 Land(2). . . .    4,118    2.96      6,118    3.47       6,115   3.09     6,937    3.38      7,749   3.34
                --------  ------   --------  ------    -------- ------  --------  ------   -------- ------
  Total mortgage
   loans. . . .  134,575   96.60    169,009   95.77     188,331  95.19   193,683   94.32    218,180  94.01
Consumer Loans:
 Home equity and
  second
  mortgage. . .    2,853    2.05      5,201    2.95       6,576   3.32     8,142    3.97      8,740   3.77
 Other. . . . .    1,623    1.16      2,019    1.15       2,476   1.25     2,824    1.37      4,066   1.74
                --------  ------   --------  ------    -------- ------  --------  ------   -------- ------
                   4,476    3.21      7,220    4.10       9,052   4.57    10,966    5.34     12,806   5.51
Commercial
 business
 loans. . . . .      268    0.19        232    0.13         476   0.24       964    0.34      1,105   0.48
                --------  ------   --------  ------    -------- ------  --------  ------   -------- ------
  Total loans .  139,319  100.00%   176,461  100.00%    197,859 100.00%  205,343  100.00%   232,091 100.00%
                --------  ======   --------  ======    -------- ======  --------  ======   -------- ======
Less:
 Undisbursed
  portion of
  loans in
  process . . .  (15,316)           (17,262)            (18,434)         (14,820)           (28,886)
 Unearned
  income. . . .   (1,299)            (1,554)             (1,708)          (1,761)            (2,256)
 Allowance for
  loan losses .   (1,120)            (1,119)             (1,133)          (1,716)            (1,728)
 Market value
  adjustment of
  loans held-
  for-sale. . .      (26)                (3)                (89)             (19)                --
                --------           --------            --------         --------           --------
  Total loans
   receivable,
   net. . . . . $121,558           $156,523            $176,495         $187,027           $199,221
                ========           ========            ========         ========           ========
--------------
(1)  Includes loans held-for-sale.
(2)  Includes real estate contracts totaling $1.9 million at September 30, 1998.  See " -- Lending
     Activities -- Real Estate Contracts."

                                                   3

     Residential One- to- Four Family Lending. At September 30, 1998, $100.9 million, or 43.5%, of the Bank's loan portfolio consisted of loans secured by one- to- four family residences.

     The Bank originates both fixed-rate loans and adjustable-rate loans. Generally, 15- and 30-year fixed-rate loans are originated to meet the requirements for sale in the secondary market to the FHLMC, however, from time to time, a portion of these fixed-rate loans originated by the Bank may be retained in the Bank's loan portfolio to meet the Bank's asset/liability management objectives. The Bank has recently begun to utilize an automated underwriting program, which preliminarily qualifies a loan as conforming to FHLMC underwriting standards when the loan is originated. At September 30, 1998, $18.7 million, or 18.5%, of the Bank's one- to- four family loan portfolio consisted of fixed rate one- to- four family mortgage loans.

     The Bank also offers adjustable rate mortgage ("ARM") loans at rates and terms competitive with market conditions. All of the Bank's ARM loans are retained in its loan portfolio and not with a view toward sale in the secondary market.

     The Bank offers several ARM products which adjust annually after an initial period ranging from one to five years subject to a limitation on the annual increase of 2% and an overall limitation of 6%. These ARM products have utilized the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.875% to 3.500%. ARM loans held in the Bank's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.
The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At September 30, 1998, $82.2 million, or 81.5%, of the Bank's one- to- four family loan portfolio consisted of ARM loans.

     The material portion of the Bank's ARM loans are "non-conforming" because they do not satisfy minimum loan amount requirements, acreage limits, or various other requirements imposed by the FHLMC. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy the FHLMC credit requirements because of personal and financial reasons (i.e., divorce, bankruptcy, length of time employed, etc.), and other aspects, which do not conform to the FHLMC's guidelines. Many of these borrowers have higher debt to income ratios, or the loans are secured by unique properties in rural markets for which there are no comparable sales of comparable properties to support value according to secondary market requirements. These loans are known as non-conforming loans and the Bank may require additional collateral or lower loan-to-value ratios prior to the origination of the loan. The Bank believes that these loans satisfy a need in its local market area. As a result, subject to market conditions, the Bank intends to continue to originate such loans.

     The retention of ARM loans in the Bank's loan portfolio helps reduce the Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased interest to be paid by the customer due to increases in interest rates. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, because the ARM loans originated by the Bank generally provide, as a marketing incentive, for initial rates of interest below the rates which would apply were the adjustment index used for pricing initially, these loans are subject to increased risks of default or delinquency. The Bank attempts to reduce the potential for delinquencies and defaults on ARM loans by qualifying the borrower based on the borrower's ability to repay the ARM loan assuming that the maximum interest rate that could be charged at the first adjustment period remains constant during the loan term. Another consideration is that although ARM loans allow the Bank to increase the sensitivity of its asset base due to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds.

     While fixed-rate, single-family residential mortgage loans are normally originated with 15 to 30 year terms, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all mortgage loans in the Bank's loan portfolio contain due-on-sale clauses providing that the Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan. Typically, the Bank enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

     The Bank requires fire and extended coverage casualty insurance (and on loans originated since 1994, if appropriate, generally requires flood insurance) be maintained on all of its real estate secured loans.

     The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or the purchase price. However, the Bank usually obtains private mortgage insurance ("PMI") on the portion of the principal amount that exceeds 80% of the appraised value of the security property. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is generally 75% (70% for loans originated for sale in the secondary market to the FHLMC).

     Construction and Land Development Lending. Prompted by unfavorable economic conditions in its primary market area in 1980, the Bank sought to establish a market niche and as a result began originating construction loans. In recent periods, construction lending activities have been primarily in the Pierce County and King County markets. Competition from other financial institutions has increased in recent periods and the Bank expects that its margins on construction loans may be reduced in the future.

     The Bank currently originates three types of residential construction loans: (i) speculative construction loans, (ii) custom construction loans and
(iii) owner/builder loans. The Bank initiated its construction lending with the origination of speculative construction loans. As a result, the Bank began to establish contacts with the building community and increased the origination of custom construction and land development loans in rural market areas. The Bank believes that its in-house computer system has enabled it to establish processing and disbursement procedures to meet the needs of these borrowers. To a lesser extent, the Bank also originates construction loans
for the development of multi-family and commercial properties.   Subject to
market conditions, the Bank intends to continue to emphasize its residential construction lending activities.

     At September 30, 1998, the composition of the Bank's construction and land development loan portfolio was as follows:

                                               Outstanding     Percent of
                                                 Balance          Total
                                                 -------          -----
                                                     (In thousands)

Speculative construction . . . . . . .           $20,735          32.31%
Custom and owner/builder construction.            18,275          28.48
Multi-family . . . . . . . . . . . . .            14,758          23.00
Land development . . . . . . . . . . .             7,533          11.74
Commercial real estate . . . . . . . .             2,871           4.47
                                                 -------         ------
  Total. . . . . . . . . . . . . . . .           $64,172         100.00%
                                                 =======         ======

    Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified. The Bank lends to approximately 75 builders located in the Bank's primary market area, each of which generally have three or four speculative loans outstanding from the Bank during a 12 month period. Rather than originating lines of credit to home builders to construct several homes at once, the Bank originates and underwrites a separate loan for each home. Speculative construction loans are originated for a term of 12 months, with fixed interest rates ranging from 9.5% to 10.0%, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property. During this 12 month period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. At September 30, 1998 speculative construction loans totaled $20.7 million, or 32.3%, of the total construction loan portfolio. At September 30, 1998, the Bank had 11 borrowers each with aggregate outstanding speculative loan balances of more than $500,000, all of which were performing according to their respective terms and the largest of which amounted to $535,000.

    Unlike speculative construction loans, custom construction loans are made to home builders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home with the Bank or another lender. Custom construction loans are generally originated for a term of 12 months, with fixed interest rates ranging from 9.0% to 9.5%, and with loan-to-value ratios of 80% of the appraised estimated value of the completed property or sales price, whichever is less. During this 12 month period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance.

    Owner/builder construction loans are originated to the home owner rather than the home builder as a single loan that automatically converts to a permanent loan at the completion of construction. The construction phase of a owner/builder construction loan generally lasts six to nine months with fixed interest rates ranging from 9.0% to 9.5%, and with loan-to-value ratios of 80% (or up to 95% with PMI) of the appraised estimated value of the completed property or cost, whichever is less. During this 12 month period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. At the completion of construction, the loan converts automatically to either a fixed-rate mortgage loan, which conforms to secondary market standards, or an ARM loan for retention in the Bank's portfolio. At September 30, 1998, custom and owner/builder construction loans totaled $18.3 million, or 28.5%, of the total construction loan portfolio. At September 30, 1998, the largest outstanding custom construction loan had an outstanding balance of $433,000 and was performing according to its terms.

    The Bank originates loans to local real estate developers with whom it has established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities) (generally with ten to 50 lots). At September 30, 1998, subdivision development loans totaled $7.5 million, or 11.7% of construction and land development loans receivable. Land development loans are secured by a lien on the property and made for a period of two to five years with generally fixed interest rates, and are made with loan-to-value ratios generally not exceeding 75%. Monthly interest payments are required during the term of the loan.
Land development loans are structured so that the Bank is repaid in full upon the sale by the borrower of approximately 80% of the subdivision lots. Substantially all of the Bank's land development loans are secured by property located in its primary market area. In addition, in the case of a corporate borrower, the Bank also generally obtains personal guarantees from corporate principals and reviews their personal financial statements. At September 30, 1998, the Bank had no nonaccruing land development loans.

    Land development loans secured by land under development involve greater risks than one- to- four family residential mortgage loans because such loans are advanced upon the predicted future value of the developed property. If the estimate of such future value proves to be inaccurate, in the event of default and foreclosure the Bank may be confronted with a property the value of which is insufficient to assure full repayment. The Bank attempts to minimize this risk by generally limiting the maximum loan-to-value ratio on land loans to 75% of the estimated developed value of the secured property.

    To a lesser extent, the Bank also provides construction financing for multi-family and commercial properties. At September 30, 1998, such construction loans amounted to $17.6 million. These loans are secured by motels, apartment buildings, condominiums, office buildings and retail rental space located in the Bank's primary market area and typically range in amount from $300,000 to $600,000. At September 30, 1998, the largest outstanding multi-family construction loan had a balance of $5.7 million and was performing according to its terms. Periodically, the Bank purchases (without recourse to the seller other than for fraud) from other lenders participation interests in multi-family and commercial construction loans secured by properties located in the Bank's primary market area. The Bank underwrites such participation interests according to its own standards. At September 30, 1998, the largest participation interest had an outstanding balance of $2.7 million, which represented a 50% interest in a construction loan secured by a multi-family property located in Vancouver, Washington. The loan was performing according to its terms at September 30, 1998.

    All construction loans must be approved by the Bank's Loan Committee. See "-- Lending Activities -- Loan Solicitation and Processing." Prior to preliminary approval of any construction loan application, an independent fee appraiser inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project and analyzes the pro forma data and assumptions on the project. In the case of a speculative or custom construction loan, the Bank reviews the experience and expertise of the builder. After preliminary approval has been given, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project. In the event of cost overruns, the Bank requires that the borrower increase the funds available for construction by depositing its own funds into a loans in process account.

    Loan disbursements during the construction period are made to the builder based on a line item budget. Periodic on-site inspections are made by qualified Bank employees to document the reasonableness of the draw request. For most builders, the Bank disburses loan funds by providing vouchers to suppliers, which when used by the builder to purchase supplies are submitted by the supplier to the Bank for payment.

    The Bank regularly monitors the construction loan disbursements using an internal computer program. Property inspections are performed by Bank personnel for properties located within the Bank's primary market area and by independent inspectors for properties outside the primary market area. The Bank believes that its internal monitoring system helps reduce many of the risks inherent in its construction lending.

    The Bank originates construction loan applications through customer referrals, contacts in the business community and real estate brokers seeking financing for their clients.

    Construction lending affords the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder's ability to sell the property prior to the time that the construction loan is due. The Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures, and monitoring practices. In addition, because the Bank's construction lending is primarily secured by properties in its primary market area changes in the local and state economies and real estate markets could adversely affect the Bank's construction loan portfolio.

    Real Estate Contracts. The Bank purchases real estate contracts and deeds of trust from individuals who have privately sold their homes or property. These contracts are generally secured by one- to- four family properties, building lots and undeveloped land and range in principal amount from $10,000 to $200,000, but typically are in amounts between $20,000 and $40,000. Real estate contracts purchased by the Bank are generally located within its primary market area. Prior to purchasing the real estate contract, the Bank reviews the contract and analyzes and assesses the collateral for the loan, the down payment made by the borrower and the credit history on the loan. As of September 30, 1998, the Bank had outstanding $1.9 million of real estate contracts.

    Multi-Family Lending. At September 30, 1998, the Bank had $12.4 million, or 5.4% of the Bank's total loan portfolio, secured by multi-family dwelling units (more than four units) located primarily in the Bank's primary market area. Subject to market conditions, the Bank intends to become a more active originator of multi-family loans within its primary market area. At September 30, 1998, approximately 39.1% of the Bank's multi-family loans represent participation interests in loans, secured by properties located in the Bank's primary market area, purchased from other lenders. Such participation interests are purchased without recourse to the seller other than for fraud. The Bank underwrites such participation interests according to its own standards.

    Multi-family loans are generally originated with variable rates of interest ranging from 3.00% to 3.50% over the one-year constant maturity U.S. Treasury Bill Index, with principal and interest payments fully amortizing over terms of up to 30 years. Multi-family loans generally range in principal balance from $300,000 to $3.0 million. At September 30, 1998, the largest multi-family loan was a purchased participation interest with an outstanding principal balance of $1.5 million and was secured by an apartment building located in the Bank's primary market area. At September 30, 1998, this loan was performing according to its terms.

    The maximum loan-to-value ratio for multi-family loans is generally 75%. The Bank requires its multi-family loan borrowers to submit financial statements and rent rolls on the subject property annually. The Bank also inspects the subject property annually. The Bank generally imposes a minimum debt coverage ratio of approximately 1.10 for loans secured by multi-family properties.

    Multi-family mortgage lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to- four family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to- four family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. If the borrower is a corporation, the Bank also generally obtains personal guarantees from corporate principals based on a review of personal financial statements.

    Commercial Real Estate Lending. Commercial real estate loans totaled $32.9 million, or 14.2% of total loans receivable at September 30, 1998, and consisted of 138 loans. The Bank originates commercial real estate loans generally at variable interest rates and secured by properties, such as restaurants, motels, office buildings and retail/wholesale facilities, located in its primary market area. The principal balance of a commercial real estate loan generally ranges between $100,000 and $3.0 million. At September 30, 1998, $2.9 million of commercial real estate loans were not performing according to terms. See "-- Lending Activities -- Nonperforming Assets and Delinquencies."

    The Bank requires appraisals of all properties securing commercial real estate loans. Appraisals are performed by an independent appraiser designated by the Bank, all of which are reviewed by management. The Bank considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property. The Bank generally imposes a minimum debt coverage ratio of approximately 1.10 for originated loans secured by income producing commercial properties. Loan-to-value ratios on commercial real estate loans are generally limited to 75%. The Bank generally obtains loan guarantees from financially capable parties based on a review of personal financial statements.

    Commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to- four family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to- four family residential mortgage loans. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by generally limiting the maximum loan-to-value ratio to 75% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.

    Land Lending. The Bank occasionally originates loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to sell as improved lots. At September 30, 1998, the Bank's land loan portfolio totaled $7.7 million and consisted of 181 loans. Land loans originated by the Bank are generally fixed-rate loans and have maturities of five to ten years. Land loans generally range in principal amount from $40,000 to $100,000. The largest land loan had an outstanding balance of $294,000 at September 30, 1998 and was performing according to its terms.

    Loans secured by undeveloped land or improved lots involve greater risks than one- to- four family residential mortgage loans because such loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure the Bank may be confronted with a property the value of which is insufficient to assure full repayment. The Bank attempts to minimize this risk by generally limiting the maximum loan-to-value ratio on land loans to 75%.

    Consumer Lending. Consumer lending has traditionally been a small part of the Bank's business. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. Consumer loans include home equity lines of credit, Title I home improvement loans, second mortgage loans, savings account loans, automobile loans, boat loans, motorcycle loans, recreational vehicle loans and unsecured loans. Consumer loans are made with both fixed and variable interest rates and with varying terms. At September 30, 1998, consumer loans amounted to $12.8 million, or 5.5% of the total loan portfolio.

    At September 30, 1998, the largest component of the consumer loan portfolio consisted of second mortgage loans and home equity lines of credit, which totaled $8.7 million, or 3.8%, of the total loan portfolio. Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others. The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property. The Bank occasionally solicits these loans. The loan-to-value ratio is typically 80% or less, when taking into account both the first and second mortgage loans. Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 20 years. Home equity lines of credit are generally for a one year term and the interest rate is tied to the 26 week Treasury Bill plus 4.0%.

    In July 1997, the Bank began issuing VISA credit cards to its existing customers. At September 30, 1998, credit card loans amounted to $1.2 million. The Bank does not engage in direct mailings of pre-approved credit cards.

    Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. The Bank believes that these risks are not as prevalent in the case of the Bank's consumer loan portfolio because a large percentage of the portfolio consists of second mortgage loans and home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to- four family residential mortgage loans. Nevertheless, second mortgage loans and home equity lines of credit have greater credit risk than one- to- four family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Bank. At September 30, 1998, there were $17,000 of consumer loans delinquent in excess of 90 days.

    Commercial Business Lending. Commercial business loans totaled $1.1 million, or 0.48% of total loans receivable at September 30, 1998, and consisted of 17 loans. In July 1998, the Bank established a business banking division staffed by three experienced commercial bankers to increase the Bank's origination of commercial business loans.

Loan Maturity

    The following table sets forth certain information at September 30, 1998 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                    After 3   After 5
                          One Year  Years     Years
                Within    Through   Through   Through   After
                One Year  3 Years   5 Years   10 Years  10 Years    Total
                --------  -------   -------   --------  --------    -----
                                 (Dollars in thousands)

Mortgage loans:
 One- to- four
  family. . . . $   310   $ 1,098   $ 1,488   $ 3,758   $ 94,267   $100,921
 Multi-family .      --       195       414     7,369      4,454     12,432
 Commercial . .     165       338     1,367    14,769     16,267     32,906
 Construction
  and land
  development
  (1) . . . . .  25,087    17,372        --     1,652     20,061     64,172
 Land . . . . .     763     2,337     3,954       458        237      7,749
Consumer loans:
 Home equity
  and second
  mortgage. . .   2,746       523     1,361     1,729      2,381      8,740
 Other. . . . .   1,301     1,195     1,013       203        354      4,066
Commercial
 business loans     192       180       468       265         --      1,105
                -------   -------   -------   -------   --------   --------
   Total. . . .  30,564    24,048    10,065    30,203    138,021    232,091

Less:
 Undisbursed
  portion of
  loans in
  process . .                                                       (28,886)
 Unearned
  income. . .                                                        (2,256)
 Allowance for
  loan losses                                                        (1,728)
 Market value
  adjustment on
  loans held-
  for-sale. .                                                            --
                                                                   --------
   Loans
    receivable,
    net . . .                                                      $199,221
                                                                   ========
-------------
(1) Includes construction/permanent that convert to a permanent mortgage loan once construction is completed.

    The following table sets forth the dollar amount of all loans due after September 30, 1998, which have fixed interest rates and have floating or adjustable interest rates.

                                            Floating or
                                   Fixed    Adjustable
                                   Rates      Rates      Total
                                   -----      -----      -----
                                          (In thousands)
Mortgage loans:
One- to- four family . . . .     $ 18,682   $ 82,239    $100,921
 Multi-family. . . . . . . .        5,313      7,119      12,432
 Commercial. . . . . . . . .        4,537     28,369      32,906
 Construction and land
  development. . . . . . . .       56,426      7,746      64,172
 Land. . . . . . . . . . . .        7,617        132       7,749
Consumer loans:
 Home equity and second
  mortgage . . . . . . . . .        6,150      2,590       8,740
 Other . . . . . . . . . . .        3,965        101       4,066
Commercial business loans. .          834        271       1,105
                                 --------   --------    --------
   Total . . . . . . . . . .     $103,524   $128,567    $232,091
                                 ========   ========    ========

    Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

    Loan Solicitation and Processing. Loan originations are obtained from a variety of sources, including walk-in customers, and referrals from builders and Realtors. Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral generally is undertaken by an appraiser retained by the Bank and certified by the State of Washington.

    Mortgage loan applications are initiated by loan officers and are required to be approved by the Bank's Loan Committee, which consists of the Bank's President, Executive Vice President and Vice President. All loans up to and including $300,000 may be approved by any two of the Bank's President, Executive Vice President or Vice President, without Board approval. Loans in excess of $300,000, as well as loans of any size granted to a single borrower whose aggregate lending relationship exceeds $300,000, must be approved by the Bank's Board of Directors.

    Loan Originations, Purchases and Sales. During the years ended September 30, 1997 and 1998, the Bank's total gross loan originations were $76.7 million and $126.9 million, respectively. Periodically, the Bank purchases participation interests in construction and land development loans and multi-family loans, secured by properties located in the Bank's primary market area, from other lenders. Such purchases are underwritten to the Bank's underwriting guidelines and are without recourse to the seller other than for fraud. See "-- Lending Activities -- Construction and Land Development Lending" and "-- Lending Activities -- Multi-Family Lending."

    Consistent with its asset/liability management strategy, the Bank's policy has been to retain in its portfolio all of the ARM loans and generally originates fixed rate loans with a view toward sale in the secondary market to FHLMC; however, from time to time, a portion of fixed-rate loans may be retained in the Bank's portfolio to meet its asset-liability objectives.
Loans sold in the secondary market are generally sold on a servicing retained basis. At September 30, 1998, the Bank's loan servicing portfolio totaled $60.3 million.

    The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                              Year Ended September 30,
                                           ------------------------------
                                             1996        1997      1998
                                             ----        ----      ----
                                               (Dollars in thousands)

Loans originated:
 Mortgage loans:
  One- to- four family . . . . . . . .     $24,512     $27,149   $ 45,377
  Multi-family . . . . . . . . . . . .       3,946       1,229      5,461
  Commercial . . . . . . . . . . . . .      10,100       3,635      6,750
  Construction and land development. .      29,662      35,218     58,054
  Land . . . . . . . . . . . . . . . .       2,590       2,644      3,265
 Consumer. . . . . . . . . . . . . . .       5,358       6,446      7,437
 Commercial business loans . . . . . .         348         363        525
                                           -------     -------   --------
  Total loans originated . . . . . . .      76,516      76,684    126,869

Loans purchased:
 Mortgage loans:
  One- to- four family . . . . . . . .         367         163        619
  Multi-family . . . . . . . . . . . .       1,163          --         --
  Commercial . . . . . . . . . . . . .          --         546         --
  Construction . . . . . . . . . . . .       4,300          --         --
  Land . . . . . . . . . . . . . . . .          83         347         --
                                           -------     -------   --------
   Total loans purchased . . . . . . .       5,913       1,056        619
                                           -------     -------   --------
     Total loans originated
      and purchased. . . . . . . . . .      82,429      77,740    127,488

Loans sold:
  Total whole loans sold . . . . . . .      (9,153)    (15,275)   (25,236)
  Participation loans. . . . . . . . .      (3,229)         --         --
                                           -------     -------   --------
  Total loans sold . . . . . . . . . .     (12,382)    (15,275)   (25,236)

Mortgage loan principal repayments . .     (48,649)    (54,981)   (75,504)
Decrease (increase) in other items, net     (1,426)      3,048    (14,554)
                                           -------     -------   --------
Net increase in loans receivable, net.     $19,972     $10,532   $ 12,194
                                           =======     =======   ========

     Loan Origination and Other Fees. The Bank, in some instances, receives loan origination fees. Loan fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of fees charged by the Bank is generally 1.0% to 2.0%. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Bank had $2.1 million of net deferred mortgage loan fees at September 30, 1998.

     Nonperforming Assets and Delinquencies. The Bank assesses late fees or penalty charges on delinquent loans of approximately 5% of the monthly loan payment amount. Substantially all fixed-rate and ARM loan payments are due on the first day of the month; however, the borrower is given a 15 day grace period to make the loan payment. When a mortgage loan borrower fails to make a required payment when due, the Bank institutes collection procedures. The first notice is mailed to the borrower eight days after the date the payment is due and, if necessary, a second written notice is sent on the sixteenth day giving the borrower 15 days to respond and correct the delinquency. Attempts to contact the borrower by telephone generally begin upon the thirtieth day of delinquency. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. Before the 90th day of delinquency, attempts to interview the borrower, preferably in person, are made to establish (i) the cause of the delinquency, (ii) whether the cause is temporary, (iii) the attitude of the borrower toward the debt, and (iv) a mutually satisfactory arrangement for curing the default.

     If the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted, foreclosure is initiated according to the terms of the security instrument and applicable law. Interest income on loans is reduced by the full amount of accrued and uncollected interest.

     When a consumer loan borrower fails to make a required payment on a consumer loan by the payment due date, the Bank institutes the same collection procedures as for its mortgage loan borrowers.

     The Bank's Board of Directors is informed monthly as to the status of all mortgage and consumer loans that are delinquent by more than 30 days, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Bank.

    The following table sets forth information with respect to the Bank's non performing assets at the dates indicated.

                                              At September 30,
                                 ----------------------------------------
                                 1994    1995    1996      1997      1998
                                 ----    ----    ----      ----      ----
                                           (Dollars in thousands)
Loans accounted for
 on a nonaccrual basis:
 Mortgage loans:
  One- to- four family . .       $392   $  646   $  735    $  776    $  996
  Commercial . . . . . . .         --       --       --     2,886     2,919
  Construction and land
   development . . . . . .        125      391      771     3,891        --
  Land . . . . . . . . . .         --       --       --        --       397
 Consumer loans. . . . . .         30       --       14         2        17
 Commercial business loans         --       --       --        --        81
                                 ----   ------   ------    ------    ------
     Total . . . . . . . .        547    1,037    1,520     7,555     4,410

Accruing loans which are
 contractually past due
 90 days or more:
 Mortgage loans:
  Construction and land
   development . . . . . .         --       --       --       109       396
                                 ----   ------   ------    ------    ------
      Total. . . . . . . .         --       --       --       109       396
                                 ----   ------   ------    ------    ------
Total of nonaccrual and
 90 days past due loans. .        547   $1,037   $1,520    $7,664    $4,806

Real estate owned and other
 repossessed assets. . . .        407      209      125       434     1,724
                                 ----   ------   ------    ------    ------
     Total nonperforming
      assets . . . . . . .        954    1,246    1,645     8,098     6,530

Restructured loans . . . .         29      207      158        70       236

          (table continued, and footnotes located, on following page)

                                                 At September 30,
                                     --------------------------------------
                                     1994    1995     1996    1997     1998
                                     ----    ----     ----    ----     ----
                                             (Dollars in thousands)

Nonaccrual and 90 days or more
 past due loans as a percentage
 of loans receivable, net. . . .     0.45%    0.66%    0.86%    4.06%    2.39%

Nonaccrual and 90 days or more
 past due loans as a percentage
 of total assets . . . . . . . .     0.36%    0.58%    0.78%    3.62%    1.81%

Nonperforming assets as a
 percentage of total assets. . .     0.63%    0.70%    0.85%    3.83%    2.46%

Loans receivable, net(1) . . . . $122,678 $157,642 $177,628 $188,743 $200,949
                                 ======== ======== ======== ======== ========
Total assets . . . . . . . . . . $151,044 $177,761 $194,357 $211,553 $265,709
                                 ======== ======== ======== ======== ========
----------------
(1) Includes loans held-for-sale and is before the allowance for loan losses.

    Additional interest income, which would have been recorded for the year ended September 30, 1998 had nonaccruing loans been current in accordance with their original terms, amounted to approximately $544,000. No interest income was included in the results of operations on such loans for the year ended September 30, 1998.

    The following is a discussion of the Bank's major problem assets at September 30, 1998:

    Convenience store/retail space and mini-storage, Kitsap County, Washington. The Bank has two loans that were originated in 1996 on two separate properties: a convenience store combined with retail space and a 436 unit mini-storage facility. These two loans had a combined balance of $2.9 million at September 30, 1998. These loans became delinquent primarily because of a dispute between the two borrowers. These loans were classified as "substandard" at September 30, 1998. The Bank initiated foreclosure proceedings which were stayed due to a bankruptcy filing by the borrowers in January of 1998. The Bank's attorney's have now secured a dismissal of the bankruptcy and a receiver has been appointed to manage the properties. The Bank is currently pursuing foreclosure on the properties. Although no assurances can be given, the Bank does not expect to incur any material loss on these two loans. See "-- Lending Activities -- Asset Classification."

    Real Estate Owned: Condominiums, Southern King County, Washington. The Bank accepted a deed in lieu of foreclosure on two delinquent loans for the construction and sale of a 61-unit condominium complex. These loans were classified as "substandard" at September 30, 1997 and had a balance of $2.9 million. They were classified by the Bank as "Real Estate Owned" of $752,000 at September 30, 1998. The Bank has been actively marketing the project and, as of December 1, 1998, had accepted earnest money agreements for 29 of the 30 units. As of December 1, 1998, 26 of these sales had closed and the remaining real estate owned balance was $484,000. The Bank does not expect to incur a material loss on the disposition of these assets based on the prices at which the units are currently selling. See "-- Real Estate Owned."

    Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At September 30, 1998, the Bank had $1.7 million in real estate owned consisting primarily of the $752,000 remaining balance on the condominium project in Southern King County (See "-- Nonperforming Assets and Delinquencies") and several one- to- four family properties.

     Restructured Loans. Under generally accepted accounting principles ("GAAP"), the Bank is required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructuring or loan modifications for a borrower does not necessarily always constitute troubled debt restructuring, however, and troubled debt restructuring do not necessarily result in non-accrual loans. The Bank had $236,000 of restructured loans as of September 30, 1998, which consisted of a single one-to- four family mortgage loan.

    Asset Classification. Applicable regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets. When an insured institution classifies problem assets as loss, it charges off the balances of the asset. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Division which can order the establishment of additional loss allowances.

    The aggregate amounts of the Bank's classified assets (as determined by the Bank), and of the Bank's general loss allowances at the dates indicated, were as follows:

                                            At September 30,
                                   ----------------------------------
                                    1996        1997          1998
                                    ----        ----          ----
                                            (In thousands)

Loss . . . . . . . . . . . . .     $   --      $   --         $   --
Doubtful . . . . . . . . . . .         --          --             --
Substandard assets(1). . . . .      2,061       5,470          4,888
Special mention(1) . . . . . .         97       2,886          1,160

General loss allowances. . . .      1,133       1,716          1,728

----------------
(1) For further information concerning the increase in classified assets, see "-- Lending Activities -- Nonperforming Assets and Delinquencies."

    Allowance for Loan Losses. The Bank has established a systematic methodology for the determination of provisions for loan losses that takes into consideration the need for an overall general valuation allowance.

    In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's income.

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

    At September 30, 1998, the Bank had a general allowance for loan losses of $1.7 million. Management believes that the amount maintained in the allowances will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

    While the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

    The following table sets forth an analysis of the Bank's gross allowance for possible loan losses for the periods indicated.

                                              Year Ended September 30,
                                      ---------------------------------------
                                      1994    1995     1996     1997     1998
                                      ----    ----     ----     ----     ----
                                                (Dollars in thousands)

Allowance at beginning of period . $ 1,138  $ 1,120  $ 1,119  $ 1,133  $ 1,716
Provision for loan losses. . . . .      --       --       70      596      200
Recoveries:
 Consumer loans:
  Automobile . . . . . . . . . . .      --       --       --       --       --
  Other. . . . . . . . . . . . . .      --       --       --        9       --
                                    ------   ------   ------   ------   ------
   Total recoveries. . . . . . . .      --       --       --        9       --

Charge-offs:
 Mortgage loans:
  One- to- four family                  --       --       --       19        4
  Home equity and second mortgage.      18       --       --       --       --

  Other. . . . . . . . . . . . . .      --        1        1       --        4
                                    ------   ------   ------   ------   ------
   Total charge-offs . . . . . . .      18        1        1       19        8
                                    ------   ------   ------   ------   ------
   Net charge-offs . . . . . . . .      18        1        1       10        8
   Transfers . . . . . . . . . . .      --       --       55        3      180
                                    ------   ------   ------   ------   ------
     Balance at end of period. . .  $1,120   $1,119   $1,133   $1,716   $1,728
                                    ======   ======   ======   ======   ======
Allowance for loan losses as a
 percentage of total loans (net)
 (1) outstanding at the end
 of the period . . . . . . . . . .   0.91%    0.71%    0.64%    0.91%    0.86%

Net charge-offs as a percentage
 of average loans outstanding
 during the period . . . . . . . .   0.02%      --%      --%    0.01%      --%

Allowance for loan losses as
 a percentage of nonperforming
 loans at end of period. . . . . . 204.75%  107.91%   74.54%   22.39%   35.96%
------------------
(1) Total loans (net) includes loans held for sale and is before the allowance for loan losses.

    The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

                                                           At September 30,
                           ---------------------------------------------------------------------------------
                                1994            1995             1996              1997           1998
                           ---------------- --------------- ----------------  -------------- ---------------
                                   Percent        Percent          Percent          Percent         Percent
                                   of Loans       of Loans         of Loans         of Loans        of Loans
                                      in             in               in               in              in
                                   Category       Category         Category         Category        Category
                                   to Total       to Total         to Total         to Total        to Total
                           Amount    Loans  Amount  Loans    Amount  Loans    Amount  Loans   Amount  Loans
                           ------    -----  ------  -----    ------  -----    ------  -----   ------  -----
                                                        (Dollars in thousands)
Mortgage loans:
One- to- four family . .  $  333   52.94%   $  278  53.03%  $  261   48.51%   $  311  48.76%  $  311  43.48%
 Multi-family. . . . . .      77    3.45        81   6.21       83    6.35       149   5.93       70   5.36
 Commercial. . . . . . .     266    8.46       271   8.84      317   13.41       409  14.32      706  14.18
 Construction. . . . . .     240   28.79       337  24.23      316   23.83       646  21.93      368  27.65
 Land. . . . . . . . . .     158    2.96        98   3.47      102    3.09       138   3.38      180   3.34
Non-mortgage loans:
 Consumer loans. . . . .      39    3.21        44   4.09       46    4.57        50   5.34       65   5.51
 Commercial business
  loans  . . . . . . . .       7    0.19        10   0.13        8    0.24        13   0.34       28   0.48
                          ------  ------    ------ ------   ------  ------    ------ ------   ------ ------
   Total allowance
      for loan losses. .  $1,120  100.00%   $1,119 100.00%  $1,133  100.00%   $1,716 100.00%  $1,728 100.00%
                          ======  ======    ====== ======   ======  ======    ====== ======   ====== ======

                                                   19

Investment Activities

     At September 30, 1998, the Company's investment securities portfolio totaled $35.4 million, consisting of $17.8 million of securities available for sale and $17.6 million of mortgage-backed securities available for sale. This compares with a total portfolio of $5.6 million at September 30, 1997, comprised of $1.6 million of securities available for sale and $4.0 million of mortgage-backed securities held to maturity. The composition of the portfolios by type of security, at each respective date is presented in the table, which follows.

     The investment policies of the Company are established and monitored by the Board of Directors. The policies are designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to compliment the Bank's lending activities. These policies dictate the criteria for classifying securities as either available for sale or held for investment. The policies permit investment in various types of liquid assets permissible under applicable regulations, which includes U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks, banker's acceptances, federal funds, FHLB stock, and mortgage-backed securities. The Company's investment policy also permits investment in equity securities in certain financial service companies.

    The following table sets forth the investment securities portfolio and carrying values at the dates indicated.

                                       At September 30,
                  -----------------------------------------------------------
                         1996                1997                  1998
                  ------------------   -----------------   ------------------
                             Percent             Percent              Percent
                  Amortized    of      Amortized   of      Amortized    of
                  Cost(1)    Total     Cost(1)   Total     Cost(1)    Total
                   -------    -----    ------    -----     -------    -----
                                     (Dollars in thousands)
Held-to-Maturity
 (at amortized cost):

Mortgage-backed
 securities . . .  $ 4,951    75.91%   $ 3,991   71.56%    $    --      --%
Investment
 certificates of
 deposit. . . . .       --       --         --      --          --      --
Total held-to-     -------   ------    -------  ------     -------   -----
 maturity
 securities . . .    4,951    75.91      3,991   71.56          --      --

Available-for-Sale
 (at market value):
U.S. Agency
 Securities . . .       --       --         --      --       8,937   25.23%
Mortgage-backed
 securities . . .       --       --         --      --      17,555   49.57
Mutual funds. . .       --       --         --      --       7,121   20.11
FHLB stock. . . .    1,470    22.54%     1,586   28.44       1,713    4.84
Equity securities      101     1.55         --      --          89    0.25
                   -------   ------    -------  ------     -------   -----
  Total available-
   for-sale
   securities . .    1,571    24.09      1,586   28.44      35,415  100.00
                   -------   ------    -------  ------     -------   -----
Total portfolio .  $ 6,522   100.00%   $ 5,577  100.00%    $35,415  100.00%
                   =======   ======    =======  ======     =======  ======
------------------
(1) The market value of the Company's investment portfolio amounted to $35.4 million as of September 30, 1998, $5.6 million as of September 30, 1997 and $6.4 million as of September 30, 1996.

    The following table sets forth the maturities and weighted average yields of the debt and mortgage-backed securities in the Company's investment securities portfolio at September 30, 1998.

                    Less Than        One to         Five to       Over Ten
                     One Year      Five Years      Ten Years        Years
                  -------------   -------------   ------------  -------------
                  Amount  Yield   Amount  Yield   Amount Yield  Amount  Yield
                  ------  -----   ------  -----   ------ -----  ------  -----
                                      (Dollars in thousands)
Available-for-Sale:

U.S. Agency
 securities . . . $   --    --%   $8,937  5.98%   $   --   --%  $    --    --%
Mortgage-backed
 securities . . .    326  4.67        82  6.87     2,008 6.36   15,139   6.22
Mutual funds. . .  7,121  5.67        --   --         --   --        --    --
FHLB Stock. . . .  1,713  7.66        --   --         --   --        --    --
Equity securities     89  1.06        --   --         --   --        --    --
                  ------  ----    ------  ----    ------ ----   -------  ----
Total available-
 for-sale
 securities . . .  9,249  5.94     9,019  5.99     2,008 6.36    15,139  6.22
                  ------          ------          ------        -------
Total portfolio . $9,249  5.94%   $9,019  5.99%   $2,008 6.36%  $15,139  6.22%
                  ======          ======          ======        =======

Deposit Activities and Other Sources of Funds

    General. Deposits and loan repayments are the major sources of the Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Seattle may be used to compensate for reductions in the availability of funds from other sources. Presently, the Bank has no other borrowing arrangements.

    Deposit Accounts. Substantially all of the Bank's depositors are residents of Washington. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including money market deposit accounts, regular savings accounts and certificates of deposit. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. In recent periods, the Bank has used deposit interest rate promotions in connection with the opening of new branch offices.

    At September 30, 1998 the Bank had $14.6 million of jumbo certificates of deposit, which includes $834,000 in public unit funds. The Bank does not solicit brokered deposits and believes that its jumbo certificates of deposit, which represented 8.5% of total deposits at September 30, 1998, present similar interest rate risk to its other deposit products.

    The following table sets forth information concerning the Bank's time deposits and other interest-bearing deposits at September 30, 1998.

Weighted
Average                                                           Percentage
Interest                                                           of Total
 Rate         Category                              Amount         Deposits
 ----         --------                              ------         --------
                                                (In thousands)

  --%  Non-Interest Bearing                        $  5,839           3.42%
1.75   Negotiable order of withdrawal ("NOW")
        Checking                                     21,595          12.64
2.61   Passbook Savings                              27,315          15.99
3.79   Money Market Accounts                         15,013           8.79
  --   Other Deposits                                 3,511           2.05

       Certificates of Deposit(1)
       --------------------------

5.68   Maturing within 1 year                        72,330          42.34
5.68   Maturing after 1 year but within 2 years      19,393          11.35
5.96   Maturing after 2 years but within 5 years      5,174           3.03
6.19   Maturing after 5 years                           664           0.39
                                                   --------         ------
4.23                                               $170,834         100.00%
                                                   ========         ======
-----------------
(1)  Based on remaining maturity of certificates.

    The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 1998. Jumbo certificates of deposit have principal balances of $100,000 or more and the rates paid on such accounts are generally negotiable.

Maturity Period                               Amount
---------------                               ------
                                          (In thousands)

Three months or less . . . . . . .           $ 4,443
Over three through six months. . .             2,590
Over six through twelve months . .             4,432
Over twelve months . . . . . . . .             3,092
                                             -------
    Total. . . . . . . . . . . . .           $14,557
                                             =======


Deposit Flow

    The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

                                                            At September 30,
                               -----------------------------------------------------------------------------
                                      1996                    1997                         1998
                               -----------------  -----------------------------  ---------------------------
                                        Percent           Percent                       Percent
                                         of                 of      Increase              of      Increase
                               Amount   Total    Amount    Total   (Decrease)   Amount   Total   (Decrease)
                               ------   -----    ------    -----    --------    ------   -----    --------
                                                        (Dollars in thousands)

Non-interest-bearing . . . . $  3,571    2.28%   $ 5,164    2.99%   $ 1,593   $   5,839    3.42%  $    675
NOW checking . . . . . . . .   18,003   11.50     19,587   11.32      1,584      21,595   12.64      2,008
Passbook savings accounts. .   25,400   16.22     26,269   15.18        869      27,315   15.99      1,046
Money market deposit . . . .   13,364    8.54     14,424    8.34      1,060      15,013    8.79        589
Certificates of deposit which
 mature in the year ending:
Within 1 year. . . . . . . .   64,202   41.01     76,284   44.09     12,082      72,330   42.34     (3,954)
After 1 year, but within
  2 years. . . . . . . . . .   18,737   11.97     22,350   12.92      3,613      19,393   11.35     (2,957)
After 2 years, but within
  5 years. . . . . . . . . .    9,814    6.27      5,737    3.32     (4,077)      5,174    3.03       (563)
Certificates maturing
  thereafter . . . . . . . .      579    0.37        387     .22       (192)        664    0.39        277
Other. . . . . . . . . . . .    2,879    1.84      2,801    1.62        (78)      3,511    2.05        710
                             --------  ------   --------  ------    -------    --------  ------    -------
      Total. . . . . . . . . $156,549  100.00%  $173,003  100.00%   $16,454    $170,834  100.00%   ($2,169)
                             ========  ======   ========  ======    =======    ========  ======     ======

                                                   24

Time Deposits by Rates

    The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated.

                                            At September 30,
                                   ---------------------------------
                                     1996        1997        1998
                                     ----        ----        ----
                                            (In thousands)

2.00 - 3.99% . . . . . .           $   171    $    153      $   227
4.00 - 4.99% . . . . . .             6,802          --          381
5.00 - 5.99% . . . . . .            53,278      79,205       80,539
6.00 - 6.99% . . . . . .            26,914      20,351       11,548
7.00% and over . . . . .             6,167       5,049        4,866
                                   -------    --------      -------
Total. . . . . . . . . .           $93,332    $104,758      $97,561
                                   =======    ========      =======

Time Deposits by Maturities

    The following table sets forth the amount and maturities of time deposits at September 30, 1998.
                                             Amount Due
                         ---------------------------------------------------
                                                After
                                    One to      Two to
                         Less Than   Two        Five        After
                         One Year   Years       Years     Five Years  Total
                         --------   -----       -----     ----------  -----
                                           (In thousands)

2.00 - 3.99% . . . . .   $   227    $    --     $   --       $ --    $   227
4.00 - 4.99% . . . . .       381         --         --         --        381
5.00 - 5.99% . . . . .    58,853     17,264      3,861        561     80,539
6.00 - 6.99% . . . . .     8,477      2,016      1,055         --     11,548
7.00% and over . . . .     4,392        113        258        103      4,866
                         -------    -------     ------       ----    -------
Total. . . . . . . . .   $72,330    $19,393     $5,174       $664    $97,561
                         =======    =======     ======       ====    =======

Deposit Activities

    The following table sets forth the savings activities of the Bank for the periods indicated.

                                            Year Ended September 30,
                                     ------------------------------------
                                       1996          1997         1998
                                       ----          ----         ----
                                               (In thousands)

Beginning balance. . . . . . . .     $143,084      $156,549     $173,003
Net deposits (withdrawals) before
   interest credited . . . . . .        6,516         8,938       (9,639)
Interest credited. . . . . . . .        6,949         7,516        7,470
Net increase (decrease in            --------      --------     --------
   deposits. . . . . . . . . . .       13,465        16,454       (2,169)
                                     --------      --------     --------
Ending balance . . . . . . . . .     $156,549      $173,003     $170,834
                                     ========      ========     ========

Borrowings

    Savings deposits are the primary source of funds for the Bank's lending and investment activities and for general business purposes. The Bank has the ability to use advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 1998, the Bank maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of $49.0 million, under which $11.6 million was outstanding.

    The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated using monthly average balance:

                                              At or For the
                                         Year Ended September 30,
                                         ------------------------
                                              1997       1998
                                              ----       ----
                                          (Dollars in thousands)

Maximum amount of short-term FHLB
 advances at any month end . . . . .         $16,500     $500

Approximate average short-term FHLB
 advances outstanding. . . . . . . .           4,583      250

Approximate weighted average rate
 paid on short-term FHLB advances. .            5.53%    6.70%

Total short-term FHLB advances at
 end of period . . . . . . . . . . .             500       --

                      REGULATION OF THE BANK

    General. As a state-chartered, federally insured savings bank, the Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Bank is regularly examined by the FDIC and the Division and files periodic reports concerning the Bank's activities and financial condition with its regulators. The Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal law and the laws of Washington, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents.

    Federal and state banking laws and regulations govern all areas of the operation of the Bank, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice. The respective primary federal regulators of the Company and the Bank have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

    State Regulation and Supervision. As a state-chartered savings bank, the Bank is subject to applicable provisions of Washington law and the regulations of the Division adopted thereunder. Washington law and regulations govern the Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. Under state law, savings banks in Washington also generally have all of the powers that federal mutual savings banks have under federal laws and regulations. The Bank is subject to periodic examination and reporting requirements by and of the Division.

    Deposit Insurance.   The FDIC is an independent federal agency that
insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Bank.

    Under applicable regulations, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period.
The capital categories are: (i) well-capitalized, (ii) adequately capitalized, or (iii) undercapitalized. An institution is also placed in one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned with the most well-capitalized, healthy institutions receiving the lowest rates.

    On September 30, 1996, the Deposit Insurance Funds Act ("DIF Act") was enacted, which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. The SAIF special assessment was recognized by the Bank as an expense in the quarter ended September 30, 1996 and amounted to $875,000 on a pre-tax basis and $571,000 on an after-tax basis.

    As a result of the DIF Act, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits are charged an assessment to help pay interest on the FICO bonds at a rate of approximately
 .013%. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur until the earlier of December 31, 1999,or the date the BIF and SAIF are merged.

    The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

    Under the Federal Deposit Insurance Act ("FDIA"), insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

    At September 30, 1998, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

    Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the FDIC determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard. Management is aware of no conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

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

     The FDIC's capital regulations require higher capital levels for banks which exhibit more than a moderate degree of risk or exhibit other characteristics which necessitate that higher than minimum levels of capital be maintained. Any insured bank with a Tier 1 capital to total assets ratio of less than 2% is deemed to be operating in an unsafe and unsound condition pursuant to Section 8(a) of the FDIA unless the insured bank enters into a written agreement, to which the FDIC is a party, to correct its capital deficiency. Insured banks operating with Tier 1 capital levels below 2% (and which have not entered into a written agreement) are subject to an insurance removal action. Insured banks operating with lower than the prescribed minimum capital levels generally will not receive approval of applications submitted to the FDIC. Also, inadequately capitalized state nonmember banks will be subject to such administrative action as the FDIC deems necessary.

    FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 or supplementary capital) to risk weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, adjustable-rate perpetual preferred stock, mandatory convertible securities, term subordinated debt, intermediate-term preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of Tier 1 capital. The FDIC includes in its evaluation of a bank's capital adequacy an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. However, no measurement framework for assessing the level of a bank's interest rate risk exposure has been codified. In the future, the FDIC will issue a proposed rule that would establish an explicit minimum capital charge for interest rate risk, based on the level of a bank's measured interest rate risk exposure.

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

    The Division requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At September 30, 1998, the Bank had a Tier 1 leverage capital ratio of 22.4% and net worth of 21.9% of total assets.

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

    FDIC capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound, which are well-managed and have no material or significant financial weaknesses. The FDIC capital regulations state that, where the FDIC determines that the financial history or condition, including off-balance sheet risk, managerial resources and/or the future earnings prospects of a bank are not adequate and/or a bank has a significant volume of assets classified substandard, doubtful or loss or otherwise criticized, the FDIC may determine that the minimum adequate amount of capital for that bank is greater than the minimum standards established in the regulation.

    The Bank's management believes that, under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as a downturn in the economy in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its capital requirements.

    The table below sets forth the Bank's capital position relative to its FDIC capital requirements at September 30, 1998. The definitions of the terms used in the table are those provided in the capital regulations issued by the FDIC.

                                                  At September 30, 1998
                                                -------------------------
                                                             Percent of
                                                              Adjusted
                                                Amount     Total Assets(1)
                                                ------     ---------------
                                                  (Dollars in thousands)

Tier 1 (leverage) capital. . . . . . . .        $53,865          22.36%
Tier 1 (leverage) capital requirement. .          9,636           4.00
                                                -------          -----
Excess . . . . . . . . . . . . . . . . .        $44,229          18.36%
                                                =======          =====
Tier 1 risk adjusted capital . . . . . .        $53,865          32.26%
Tier 1 risk adjusted capital requirement          6,680           4.00
                                                -------          -----
Excess . . . . . . . . . . . . . . . . .        $47,185          28.26%
                                                =======          =====
Total risk-based capital . . . . . . . .        $55,593          33.29%
Total risk-based capital requirement . .         13,359           8.00
                                                -------          -----
Excess . . . . . . . . . . . . . . . . .        $42,234          25.29%
                                                =======          =====
---------------
(1) For the Tier 1 (leverage) capital and Washington regulatory capital calculations, percent of total average assets of $240.9 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $167.0 million.
(2) As a Washington-chartered savings bank, the Bank is subject to the capital requirements of the FDIC and the Division. The FDIC requires state-chartered savings banks, including the Bank, to have a minimum leverage ratio of Tier 1 capital to total assets of at least 3%, provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating any significant growth, are required to maintain a ratio of 1% to 2% above the stated minimum, with an absolute total capital to risk-weighted assets of at least 8%. The Bank has not been notified by the FDIC of any leverage capital requirement specifically applicable to it.

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

    To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

    Federal Reserve System. In 1980, Congress enacted legislation which imposed Federal Reserve requirements (under "Regulation D") on all depository institutions that maintain transaction accounts or nonpersonal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank. Under Regulation D, a bank must establish reserves equal to 3% of the first $49.3 million of transaction accounts and for amounts greater than $49.3 million, the reserve requirement is 10% of that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances are exempt from reserve requirements. The reserve requirement on nonpersonal time deposits with original maturities of less than 1-1/2 years is 0%. As of September 30, 1998, the Bank met its reserve requirements.

    Affiliate Transactions. The Company and the Bank will be legal entities separate and distinct. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company (an "affiliate"), generally limiting such transactions with the affiliate to 10% of the bank's capital and surplus and limiting all such transactions to 20% of the bank's capital and surplus. Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to the bank as those prevailing at the time for transactions with unaffiliated companies.

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

    Community Reinvestment Act. Banks are also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"), which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. The Bank received a "satisfactory" rating during its most recent CRA examination.

    Dividends. Dividends from the Bank constitute the major source of funds for dividends which may be paid by the Company. The amount of dividends payable by the Bank to the Company depends upon the Bank's earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Washington law, the Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (i) the amount required for liquidation accounts or (ii) the net worth requirements, if any, imposed by the Director of the Division. Dividends on the Bank's capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of the Bank, without the approval of the Director of the Division.

    The amount of dividends actually paid during any one period will be strongly affected by the Bank's management policy of maintaining a strong capital position. Federal law further provides that no insured depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would be "undercapitalized," as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice.

                         REGULATION OF THE COMPANY

    General. The Company, as the sole shareholder of the Bank is a bank holding company and is registered as such with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended ("BHCA"), and the regulations of the Federal Reserve. As a bank holding company, the Company is required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require and will be subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

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

    It is anticipated that the Interstate Banking Act will increase competition within the market in which the Company and the Bank operate, although the extent to which such competition will increase in such market or the timing of such increase cannot be predicted. In addition, there can be no assurance as to whether, or in what form, legislation may be enacted in Washington in reaction to the Interstate Banking Act or what impact such legislation or the Interstate Banking Act might have upon the Company and the Bank.

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

    Capital Requirements. The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets. For bank holding companies with less than $150 million in consolidated assets the guidelines are applied on a bank-only basis unless the parent bank holding company (i) is engaged in nonbank activity involving significant leverage or (ii) has a significant amount of outstanding debt that is held by the general public.

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

                                  TAXATION

Federal Taxation

    General. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

    Bad Debt Reserve. Historically, savings institutions such as the Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Bank's loss experience, the Bank generally recognized a bad debt deduction equal to 8% of taxable income.

    The provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense.
For taxable years beginning after December 31, 1995, the Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Bank is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

    Distributions. To the extent that the Bank makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "REGULATION OF THE BANK -- Dividends" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

    Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax is paid.

    Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

    Audits. The Bank's federal income tax returns have been audited through September 30, 1997. The Bank did not incur any net increase in tax liability as a result of the audit.

Washington Taxation

    The Bank is subject to a business and occupation tax imposed under Washington law at the rate of 1.50% of gross receipts. Interest received on loans secured by mortgages or deeds of trust on residential properties is exempt from such tax.

Competition

    The Bank operates in an intensely competitive market for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Historically, its most direct competition for savings deposits has come from large commercial banks, thrift institutions and credit unions in its primary market area. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes principally from mortgage bankers, commercial banks and other thrift institutions. Such competition for deposits and the origination of loans may limit the Bank's future growth and earnings prospects.

Subsidiary Activities

    The Bank has one wholly-owned subsidiary, Timberland Service Corporation ("Timberland Service"), whose primary function is to act as the Bank's escrow department. Additionally, Timberland Service's employees sell annuities through the Bank.

Personnel

    As of September 30, 1998, the Bank had 87 full-time employees and 17 part-time employees. The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees is good.

Item 2.  Properties
-------------------

    The Bank operates eight full-service facilities. The Bank owns all of its offices except for the Silverdale Loan Center, which is leased. The lease expires in November 2000.

    The following table sets forth certain information regarding the Bank's offices at September 30, 1998, all of which are owned except for the loan center, which is leased.

                                                Approximate
Location                        Year Opened   Square Footage    Deposits
--------                        -----------   --------------    --------
                                                             (In thousands)
Main Office:

624 Simpson Avenue                 1966           7,700         $53,379
Hoquiam, Washington 98550

Branch Offices:

300 N. Boone Street                1974           3,400          23,750
Aberdeen, Washington 98520

314 Main South                     1975           2,800          19,082
Montesano, Washington 98563

361 Damon Road                     1977           2,100          20,088
Ocean Shores, Washington 98569

2418 Meridian East                 1980           2,400          31,403
Edgewood, Washington 98371

12814 Meridian East (South Hill)   1996           4,200           7,974
Puyallup, Washington 98373

202 Auburn Way South               1994           4,200          12,106
Auburn, Washington 98002

1201 Marvin Road, N.E.             1997           4,400           3,052
Lacey, Washington 98516

Loan Center:

Silverdale Loan Center             1995           1,225             N/A
10030 Silverdale Way, Suite 106
Silverdale, Washington  98383

Data Center:

422 6th Street                     1990           2,700             N/A
Hoquiam, Washington 98550

    The Bank also operates nine proprietary ATMs that are part of a nationwide cash exchange network.

Item 3.  Legal Proceedings
--------------------------

    Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1998.

                                  PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
Matters
-------

    The information contained under the section captioned "Common Stock Information" is included in the Company's Annual Report and is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

    The information contained under the section captioned "Selected Consolidated Financial Information" is included in the Company's Annual Report and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

    The information contained under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" is included in the Company's Annual Report and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

    The information contained under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations Market Risk and Asset and Liability Management" is included in the Company's Annual Report and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

    The information contained under the section captioned "Consolidated Financial Statements" is included in the Company's Annual Report and is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

    Not applicable.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

    The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

    The following table sets forth certain information with respect to the executive officers of the Company and the Bank. Each of the executive officers holds the same position with the Company and the Bank.

                Executive Officers of the Company and Bank

                 Age at                          Position
                September  ---------------------------------------------------
Name            30, 1998   Company                     Bank
----            --------   -------                     ----

Clarence E. Hamre   64     Chairman of the Board,      Chairman of the Board,
                           President and Chief         President and Chief
                           Executive Officer           Executive Officer
Michael R. Sand     44     Executive Vice President    Chief Financial Officer
                           and Secretary               and Executive Vice
                                                       President, Secretary
                                                       and Director
Paul G. MacLeod     54     Treasurer                   Treasurer

Biographical Information

    Clarence E. Hamre has served as the Bank's President and Chief Executive Officer since 1969.

    Michael R. Sand has been affiliated with the Bank since 1977 and has served as the Bank's Executive Vice President since 1986.

    Paul G. MacLeod is the Bank's Treasurer and has been with the Bank since
1987.

Item 11.  Executive Compensation
--------------------------------

    The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

    (a)  Security Ownership of Certain Beneficial Owners.

    The information contained under the section captioned "Security Ownership of Certain Beneficial Owners and Management" is included in the Company's Proxy Statement and is incorporated herein by reference.

    (b)  Security Ownership of Management.

    The information contained under the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Proposal I -- Election of Directors" is included in the Company's Proxy Statement and are incorporated herein by reference.

    (c)  Changes In Control

    The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

    The information contained under the section captioned "Proposal I --
Election of Directors   Transactions with Management" is included in the
Company's Proxy Statement and is incorporated herein by reference.

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

    (a)  Exhibits

         3.1     Articles of Incorporation of the Registrant*
         3.2     Bylaws of the Registrant*
         10.1    Employee Severance Compensation Plan**
         10.2    Employee Stock Ownership Plan**
         (13)    1998 Annual Report to Stockholders
         (21)    Subsidiaries of the Registrant**
         (27)    Financial Data Schedule

--------------------
* Filed as an exhibit to the Registrant's Registration Statement on Form S-1 333-35817).
** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

    (b)  Reports on Form 8-K

         No Reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                SIGNATURES

    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TIMBERLAND BANCORP, INC.

Date:  December 24, 1998         By: /s/ Clarence E. Hamre
                                     --------------------------------------
                                     Clarence E. Hamre
                                     Chairman of the Board, President and
                                     Chief Executive Officer

    Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                TITLE                           DATE
----------                -----                           ----

/s/Clarence E. Hamre      Chairman of the Board,          December 24, 1998
------------------------  President, Chief Executive
Clarence E. Hamre         Officer and Director
                          (Principal Executive Officer)

/s/Michael R. Sand        Executive Vice President,       December 24, 1998
------------------------  Secretary and Director
Michael R. Sand           (Principal Financial and
                          Accounting Officer)

/s/Andrea M. Clinton      Director                        December __, 1998
------------------------
Andrea M. Clinton

/s/Robert Backstrom       Director                        December __, 1998
------------------------
Robert Backstrom

/s/Richard R. Morris      Director                        December __, 1998
------------------------
Richard R. Morris

/s/Alan E. Smith          Director                        December __, 1998
------------------------
Alan E. Smith

/s/Peter J. Majar         Director                        December 24, 1998
------------------------
Peter J. Majar

/s/Jon C. Parker          Director                        December 24, 1998
------------------------
Jon C. Parker

/s/James C. Mason         Director                        December 24, 1998
------------------------
James C. Mason

                                                                  Exhibit 13

                        Timberland Bancorp, Inc.




                        =========================
                                 1998
                             ANNUAL REPORT
                        =========================

TIMBERLAND BANCORP, INC

1998 ANNUAL REPORT







TABLE OF CONTENTS

Letter to Shareholders................................................    1
Business of the Corporation...........................................    2
Common Stock Information..............................................    2
Selected Consolidated Financial Information...........................    3
Management's Discussion and Analysis of Financial Condition and Results
 of Operations........................................................    5
Independent Auditors' Report..........................................    16
Consolidated Financial Statements.....................................    17
Notes to Consolidated Financial Statements............................    22
Directors and Officers................................................    44
Corporate Information.................................................    45

                                               Timberland Bancorp, Inc.

To the Shareholders of Timberland Bancorp, Inc.


It is my pleasure to report to you the progress of Timberland Bancorp, Inc. for the 12 months ended September 30, 1998. Timberland Savings Bank converted to a Stock Company on January 12, 1998. The conversion raised $65.0 million in new capital for the Company and its subsidiary Timberland Savings Bank. A total of 6,612,500 shares of common stock were sold at a price of $10.00 per share, and trading on the Nasdaq Stock Market began January 13, 1998.

With the additional capital, Timberland is embarking on an aggressive campaign to expand its boundaries of service. Three new branch offices are expected to be added during 1999, all within the southwest part of the State. Incidentally, when our bank was chartered in 1915 it was named "Southwest Washington Savings & Loan." Today, our business plan calls for continuing service in this area, while also expanding into other Clarence E. Hamre regions.

Picture of Clarence E. Hamre

Timberland is truly committed to serving small communities from Auburn to Ocean Shores. We specialize in construction lending and home loans of all sizes and types.

Recently, we added a Business Banking Division staffed by three experienced commercial bankers. This division will service Timberland's many existing commercial accounts while acquainting other businesses in our area with the services we provide.

With our infusion of capital, Timberland experienced a record year of lending. Loans originated totaled $126.9 million, which is a 65.4% increase over the previous year. Total assets increased to $265.7 million as of September 30, 1998, while net income increased by 53.1% to $5.1 million.

Timberland has upgraded its technology to comply with regulatory requirements for the Year 2000. We have a Y2K Steering Committee that meets to address compliance and customer concerns. We expect to be fully Y2K compliant by February 1, 1999.

We are pleased with our first nine months as a public company. At the close of our fiscal year, September 30th, our return on assets was 1.99% and our net interest margin was 5.13%.

What makes Timberland stand out over other institutions is our commitment to all members of the communities we serve. We truly value long term relationships, and our success has been the result of understanding and caring about each customer's unique situation. We feel that this is our responsibility as a community bank. Customer service is our trademark. This is confirmed by local surveys and our own customer satisfaction surveys.

We welcome your comments and suggestions as we move forward with the growth of our Company. I would like to thank our Directors, officers and staff for a healthy first year as a public company. Please feel free to join us at our first annual meeting January 25, 1999 at 1:00 p.m. at the Hoquiam Elks Lodge.

/s/ Clarence E. Hamre

Clarence E. Hamre
President, Chief Executive Officer and Chairman of the Board


  624 Simpson Ave., Hoquiam, WA  98550 * (360) 533-4747 * FAX (360) 533-4743

                       BUSINESS OF THE CORPORATION

Timberland Bancorp, Inc. ("Company"), a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank ("Bank"), upon its conversion from a state-chartered mutual savings bank to a state-chartered capital stock savings bank. The conversion was completed on January 12, 1998, through the issuance of 6,612,500 shares of common stock at a price of $10.00 per share to certain former depositors of Timberland Savings Bank and other members of the general public. At September 30, 1998, the Company had total consolidated assets of $265.7 million and consolidated shareholders' equity of $81.8 million.

The Company is not engaged in any significant business activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, applies primarily to the Bank.

The Bank is a state-chartered stock savings bank, originally organized in 1915. The Bank is regulated by the Federal Deposit Insurance Corporation ("FDIC") and the Washington Department of Financial Institutions, Division of Banks ("Division"). Its deposits are insured up to the applicable legal limits by the Savings Association Insurance Fund ("SAIF") of the FDIC. The Bank is also a member of the Federal Home Loan Bank ("FHLB") System.

The Bank operates as a community-oriented savings bank, which offers a variety of savings products to its retail customers while concentrating its lending activities on real estate mortgage loans. Lending activities are focused primarily on the origination of loans secured by one- to- four family residential dwellings, including an emphasis on construction and land development loans, as well as the origination of multi-family and commercial real estate loans. A business banking division was established in July 1998 to increase the Bank's portfolio of commercial business loans. The Bank actively originates adjustable rate mortgages ("ARMs") that do not qualify for sale in the secondary market under Federal Home Loan Mortgage Corporation ("FHLMC") guidelines.

                        COMMON STOCK INFORMATION

The Company's common stock is traded on the Nasdaq National Market under the symbol "TSBK". As of September 30, 1998, there were 6,281,875 shares of common stock outstanding and approximately 1,124 shareholders of record, excluding persons or entities who hold stock in nominee or "street name"
accounts with brokers.   Dividend payments by the Company are dependent
primarily on dividends received by the Company from the Bank. Under federal regulations, the dollar amount of dividends the Bank may pay is dependent upon its capital position and recent net income. Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the FDIC regulations. However, institutions that have converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the mutual to stock conversion.

The following table sets forth the market price range of the Company's common stock for the year ended September 30, 1998. This information was provided by the Nasdaq Stock Market.

                         High           Low            Dividends
Fiscal 1998              ----           ---            ---------
-----------
First Quarter            N/A            N/A               N/A
Second Quarter         $18.75         $14.50              N/A
Third Quarter          $18.50         $15.50             $0.06
Fourth Quarter         $16.75         $10.75             $0.06

Fiscal 1997
-----------
There were no shares issued or outstanding during the fiscal year ended September 30, 1997 since the conversion to stock form was not completed until January 12, 1998.

                 SELECTED CONSOLIDATED FINANCIAL INFORMATION

The following table sets forth certain information concerning the consolidated financial position and results of operations of the Company at and for the dates indicated. Since the Company had not commenced operations prior to the Bank's mutual-to-stock conversion in January 1998, the financial information presented for the periods prior to 1998 is that of the Bank only. The consolidated data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and its subsidiary presented herein.

                                              At September 30,
                            --------------------------------------------------
                               1998      1997      1996      1995      1994
                               ----      ----      ----      ----      ----
                                               (In thousands)
SELECTED FINANCIAL CONDITION DATA:

Total assets............... $ 265,709 $ 211,553 $ 194,357 $ 177,761 $ 151,044
Loans receivable and loans
 held for sale, net........   199,221   187,027  "76,495    156,523   121,558
Investment securities held-
 to-maturity...............        --        --       --      3,504     8,597
Investment securities
 available-for-sale........    17,860     1,587    1,572      1,449     1,330
Mortgage-backed securities
 held-to-maturity..........        --     3,990    4,951      6,352     7,402
Mortgage-backed securities
 available-for-sale........    17,555        --       --         --        --
Cash and due from financial
 institutions..............    21,784    11,446    5,055      4,860     7,360
Deposits...................   170,834   173,003  156,549    143,084   128,669
FHLB advances..............    11,618    12,241   14,354     14,958     5,753
Shareholders' equity.......    81,780    24,645   21,329     18,653    15,638

                                              At September 30,
                            --------------------------------------------------
                               1998      1997      1996      1995      1994
                               ----      ----      ----      ----      ----
                                  (In thousands, except per share data)
SELECTED OPERATING DATA:

Interest and dividend
 income.................... $  20,650 $  17,947 $  16,500 $  14,454 $  11,307
Interest expense...........     8,144     8,386     7,629     6,360     4,715
                            --------- --------- --------- --------- ---------
Net interest income........    12,506     9,561     8,871     8,094     6,592
Provision for loan losses..       200       597        70        --        --
Net interest income after   --------- --------- --------- --------- ---------
 provision for loan losses.    12,306     8,964     8,801     8,094     6,592
Noninterest income.........     1,540     1,235       688       598       818
Noninterest expense........     6,340     5,040     5,392     4,089     3,613
Income before income taxes.     7,506     5,159     4,097     4,603     3,797
Provision for income taxes.     2,410     1,830     1,419     1,603     1,163
                            --------- --------- --------- --------- ---------
Net income................. $   5,096 $   3,329 $   2,678 $   3,000 $   2,634
                            --------- --------- --------- --------- ---------
Basic earnings per common
 share..................... $    0.84       N/A       N/A       N/A       N/A

                                              At September 30,
                            --------------------------------------------------
                               1998      1997      1996      1995      1994
                               ----      ----      ----      ----      ----
OTHER DATA:

Number of
  Real estate loans
   outstanding.............     2,708     2,679     2,512     2,535     2,344
  Deposit accounts.........    22,014    21,668    19,994    18,681    17,552
  Full-service offices.....         8         8         7         6         6

                                              At September 30,
                            --------------------------------------------------
                               1998      1997      1996      1995      1994
                               ----      ----      ----      ----      ----
                                  (In thousands, except per share data)
KEY FINANCIAL RATIOS:

Performance Ratios:
  Return on average
   assets (1)..............      1.99 %    1.62 %    1.46 %    1.82 %   1.86 %
  Return on average equity
   (2).....................      7.56     14.39     13.21     17.44    18.27
  Interest rate spread (3).      3.87      4.18      4.34      4.56     4.32
  Net interest margin (4)..      5.13      4.84      4.97      5.08     4.78
  Average interest-earning
   assets to average
   interest-bearing
   liabilities.............    137.84    115.60    114.76    113.05   113.41
  Noninterest expense as a
   percent of average total
   assets..................      2.47      2.46      2.93      2.49     2.55
  Efficiency ratio (5).....     45.13     46.68     56.82     47.04    48.76
  Book value per share.....       N/A       N/A       N/A       N/A      N/A

Asset Quality Ratios:
  Nonaccrual and 90 days or
   more past due loans as a
   percent of loans receivable,
   net (6).................      2.39      4.06      0.86      0.66     0.45
  Nonperforming assets as a
   percent of total assets.      2.46      3.83      0.85      0.70     0.63
  Allowance for loan losses
   as a percent of total
   loans receivable, net...      0.86      0.91      0.64     0.71      0.92
  Allowance for losses as a
   percent of nonperforming
   loans...................     36.00     22.39     74.54   107.91    204.95
  Net charge-offs to average
   outstanding loans.......        --      0.01        --       --      0.02

Capital Ratios:
  Total equity-to-assets
   ratio...................     30.78     11.65     10.97    10.49     10.35
  Average equity to average
   assets (7)..............     26.27     11.28     11.02    10.45     10.16

----------------------
(1)  Net income divided by average total assets.
(2)  Net income divided by average total equity.
(3) Difference between weighted average yield on interest-earning assets and weighted average interest-bearing liabilities.
(4) Net interest income (before provision for loan losses) as a percentage of average interest-earning assets.
(5) Other expenses (excluding federal income tax expense) divided by the sum of net interest income and noninterest income.
(6) Loans receivable includes loans held for sale and is not net of allowance for loan losses.
(7)  Average total equity divided by average total assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS

General
-------

Management's discussion and analysis of the financial condition and results of operations is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto.

Operating Strategy
------------------

The Bank is a community-oriented bank which has traditionally offered a wide variety of savings products to its retail customers while concentrating its lending activities on real estate loans. The primary elements of the Bank's operating strategy include:

- Emphasize Residential Mortgage Lending and Residential Construction Lending. The Bank has attempted to establish itself as a niche lender in its primary market areas by focusing its lending activities primarily on the origination of loans secured by one- to- four family residential dwellings, including an emphasis on loans for the construction of residential dwellings. In an effort to meet the credit needs of borrowers in its primary area, the Bank actively originates one- to- four family mortgage loans that do not qualify for sale in the secondary market under FHLMC guidelines. The Bank also originates loans secured by multi-family and commercial real estate properties and, to a lesser extent, originates
   consumer loans.   The Bank has also been an active participant in the
   secondary market, originating residential loans for sale to the FHLMC on a servicing retained basis. The Bank also established a business banking division in July 1998 to increase the Bank's origination of commercial business loans.

- Diversify Primary Market Area by Expanding Branch Office Network. In an effort to lessen its dependence on the Grays Harbor County market whose economy has historically been tied to the timber and fishing industries, the Bank has opened branch offices in Pierce, King and Thurston Counties and a loan production office in Kitsap County. Thurston, Pierce, King and Kitsap Counties contain the Olympia and Seattle-Tacoma metropolitan areas and their economies are more diversified with the presence of state government, aerospace and computer industries.

- Limit Exposure to Interest Rate Risk. In recent years, the loans that the Bank has retained in its portfolio generally have periodic interest rate adjustment features or have been relatively short-term in nature. Loans originated for portfolio primarily have included ARM loans and short-term construction loans. Longer fixed-rate mortgage loans have generally been originated for sale in the secondary market. Management believes that the interest rate sensitivity of these adjustable rate and short- term loans more closely match the interest rate sensitivity of the Bank's funding sources than do other longer duration assets with fixed interest rates. Due to the current interest rate environment, the Bank has increased its
   retention of fifteen and thirty year fixed-rate mortgage loans.   Such
   loans are retained and designated as loans held for sale.

Market Risk and Asset and Liability Management
----------------------------------------------

General
Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investment, deposit and borrowing activities. The Bank, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. Management actively monitors and manages its interest rate risk exposure. Although the Bank manages other risks, such as credit quality and liquidity risk, in the normal course of business management considers interest rate risk to be its most significant market risk that could potentially have the largest material effect on the Bank's financial condition and results of operations. The Bank does not maintain a trading account for any class of financial instruments nor does it engage in hedging activities or derivative instruments. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk.

Qualitative Aspects of Market Risk
The Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Bank has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Bank's interest-earning assets by retaining for its portfolio, loans with interest rates subject to periodic adjustment to market conditions and selling fixed-rate one- to- four family mortgage loans. The Bank relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Bank promotes transaction accounts and certificates of deposit with terms of up to six years.

The Bank has adopted a strategy that is designed to maintain or improve the interest rate sensitivity of assets relative to its liabilities. The primary elements of this strategy involve the origination of ARM loans for its portfolio; maintaining residential construction loans as a portion of total net loans receivable because of their generally shorter terms and higher yields than other one- to- four family residential mortgage loans; matching asset and liability maturities; investing in short-term securities; and the origination of fixed-rate loans for retention or sale in the secondary market and the retention of the related loan servicing rights.

Sharp decreases in interest rates may adversely affect the Bank's earnings while increases in interest rates may beneficially affect the Bank's earnings because a larger portion of the Bank's interest rate sensitive assets than interest rate sensitive liabilities would reprice within a one year period. Management has sought to sustain the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Bank actively originates adjustable rate loans for retention in its loan portfolio. Fixed-rate mortgage loans generally are originated for the intended purpose of resale in the secondary mortgage
market.   At September 30, 1998, adjustable rate loans and adjustable rate mortgage-backed securities constituted $132.7 million or 54.3%, of the Bank's total combined mortgage loan and mortgage-backed securities portfolio. Although the Bank has sought to originate ARM loans, the ability to originate such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed rate loans.

Consumer loans and construction and land development loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Bank's exposure to fluctuations in interest rates. At September 30, 1998, the construction and land development, and consumer loan portfolios amounted to $64.2 million and $12.8 million, or 27.7% and 5.5% of total loans receivable (including loans held for sale), respectively.

Quantitative Aspects of Market Risk
Management of the Bank monitors the Bank's interest rate sensitivity through the use of a model provided for the Bank by the FHLB of Seattle. The model estimates the changes in NPV (net portfolio value) and net interest income in response to a range of assumed changes in market interest rates. The model first estimates the level of the Bank's NPV (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment. In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates. The model then recalculates the Bank's NPV under different interest rate scenarios. The change in NPV under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk. The following table is provided by the FHLB of Seattle based on data at September 30, 1998.

Projected         Net Interest Income              Current Market Value
Interest   --------------------------------  --------------------------------
Rate       Estimated   $ Change   % Change   Estimated  $ Change    % Change
Scenario   Value       from Base  from Base  Value      from Base   from Base
--------   -----       ---------  ---------  -----      ---------   ---------
                              (Dollars in thousands)

+400       $11,165     $2,107      23.26%    $55,113     ($122)      (0.22)%
+300        11,127      2,069      22.84      56,305     1,070        1.94
+200        10,696      1,638      18.08      56,676      1,441        2.61
+100         9,968        910      10.04      56,271     1,036        1.88
BASE         9,058         --         --      55,235        --          --
-100         8,100       (958)    (10.58)     52,894    (2,341)      (4.24)
-200         7,274     (1,785)    (19.70)     50,771    (4,464)      (8.08)
-300         6,502     (2,556)    (28.21)     49,065    (6,170)     (11.17)
-400         5,822     (3,236)    (35.72)     47,938    (7,296)     (13.21)

Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit decay, and should not be relied upon as indicative of actual results. Furthermore, the computations do not reflect any actions management may undertake in response to changes in interest rates.

In the event of a 200 basis point decrease in interest rates, the Bank would be expected to experience an 8.1% decrease in NPV and a 19.7% decrease in net interest income. In the event of a 200 basis point increase in interest rates, a 2.6% increase in NPV and an 18.1% increase in net interest income would be expected. Based upon the modeling described above, the Bank's asset and liability structure results in decreases in NPV and decreases in net interest income in a declining interest rate scenario and increases in NPV and increases in net interest income in a rising interest rate scenario. However, the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could possibly deviate significantly from those assumed in calculating the table.

Comparison of Financial Condition at September 30, 1997 and 1998
----------------------------------------------------------------

Total Assets: Total assets increased 25.6% from $211.6 million at September 30, 1997 to $265.7 million at September 30, 1998, primarily as a result of the January 1998 stock offering which resulted in net proceeds of $65.0 million.
A portion of this increase was offset by the use of $7.9 million of net stock proceeds to purchase 529,000 shares of the Company's stock for the employee stock ownership plan ("ESOP") trust, $4.7 million used to repurchase 5.0% of the Company's shares, and approximately $8.0 million in funds withdrawn from deposit accounts to purchase stock.

Cash and Due from Financial Institutions: Cash and due from financial institutions increased by 90.3% from $11.4 million at September 30, 1997 to $21.8 million at September 30, 1998, primarily as a result of a portion of the stock offering proceeds being invested with financial institutions.

Investments and Mortgage-backed Securities: Investments and mortgage-backed securities increased by 535.0% from $5.6 million at September 30, 1997 to $35.4 million at September 30, 1998. This increase is attributable primarily to a portion of the stock offering proceeds being invested into these assets. For additional details on investments and mortgage- backed securities see Note 3 to the Notes to Consolidated Financial Statements.

Loans Receivable, and Loans Held-for-sale, net of allowance for loan losses:
Loans receivable, including loans held-for-sale, net, increased by 6.5% from $187.0 million at September 30, 1997 to $199.2 million at September 30, 1998, primarily as a result of increased construction and land development loans and commercial real estate loans in the Bank's portfolio. Construction and land development loans increased $19.1 million or 42.5% between September 30, 1997 and September 30, 1998.

Real Estate Owned, net: Real estate owned, net, increased from $434,000 at September 30, 1997 to $1.7 million at September 30, 1998. This increase is primarily attributable to the Bank accepting a deed in lieu of foreclosure on two related condominium loans (with balances totaling $752,000 at September 30, 1998, a decrease from $3.0 million at March 31, 1998) in Southern King County, Washington. These two loans were classified as "substandard assets" at September 30, 1997. The remaining portion of the increased real estate owned balance is a result of the Bank foreclosing on seven one-to-four family mortgage loans and one land loan. Although no assurances can be given, the Company does not currently expect to incur a material loss on the disposition of these assets. For additional information see "Non Performing Assets".

Deposits: Deposits decreased by 1.3% from $173.0 million at September 30, 1997 to $170.8 million at September 30, 1998. This decrease is primarily attributable to depositors withdrawing approximately $8.0 million from their deposit accounts to purchase stock in the Company's stock offering, and is partially offset by growth of $5.8 million in deposits since the stock offering.

Shareholders' Equity: Total shareholders' equity increased 231.8% from $24.6 million at September 30, 1997 to $81.8 million at September 30, 1998, primarily as a result of the $65.0 million in net proceeds raised from the January 1998 stock offering and retained net income of $4.3 million, partially offset by the use of $7.9 million in net offering proceeds to purchase 529,000 shares of the Company's stock for the ESOP and $4.7 million used to repurchase 5% of the Company's shares in August 1998.

Comparison of Operating Results for the Years Ended September 30, 1997 and
--------------------------------------------------------------------------
1998
----

Net Income: Net income increased 53.1% from $3.3 million for the year ended September 30, 1997 to $5.1 million for the year ended September 30, 1998. Basic earnings per share for the current year were $.84. Earnings per share for the prior comparative period are not applicable because the Company had no stock issued and outstanding at that time.

Net Interest Income: Net interest income increased 30.8% from $9.6 million for the year ended September 30, 1997 to $12.5 million for the year ended September 30, 1998 as a result of interest income increasing and interest expense decreasing.

Total interest income increased 15.1% from $17.9 million for the year ended September 30, 1997 to $20.7 million for the year ended September 30, 1998 primarily as a result of increased funds to invest from the Company's January stock offering.

Total interest expense decreased from $8.4 million for the year ended September 30, 1997 to $8.1 million for the year ended September 30, 1998, primarily as a result of a decrease in the average rate paid on interest-bearing liabilities from 4.91% for the year ended September 30, 1997 to 4.60% for the year ended September 30, 1998.

Net interest margin increased from 4.84% for the year ended September 30, 1997 to 5.13% for the year ended September 30, 1998, primarily as a result of average interest-earning assets increasing more than average interest-earning liabilities due primarily to the receipt of proceeds from the Company's stock offering.

Provision for Loan Losses: The provision for loan losses decreased from $597,000 for the year ended September 30, 1997 to $200,000 for the year ended September 30, 1998. Management decreased the provision for loan losses because it deemed the general loan loss reserves of $1.7 million at September 30, 1998 (.86% of loans receivable, net, and 36.0% of non-performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date. For additional information see "Non Performing Assets" section.

Noninterest Income: Total noninterest income increased 24.7% from $1.2 million for the year ended September 30, 1997 to $1.5 million for the year ended September 30, 1998. The largest portion of this increase was attributable to a $133,000 increase in escrow fees and a $92,000 increase in servicing income on loans sold. These increases are due to increased escrow activity and a larger volume of fixed rate loans being sold to FHLMC. Increases in miscellaneous fees account for the remaining portion of the increase.

Noninterest Expense: Total noninterest expense increased 25.8% from $5.0 million for the year ended September 30, 1997 to $6.3 million for the year ended September 30, 1998. The largest portion of this increase is a result of increased salary and employee benefit expense which increased from $2.9 million for the year ended September 30, 1997 to $3.9 million for the year ended September 30, 1998. The release of ESOP shares accounted for $364,000
of the increased compensation expense.   The remaining portion of the
increased compensation expense is a result of adding additional employees, cost of living increases for current employees and increased health insurance costs. The number of full-time equivalent employees increased from 86 at September 30, 1997 to 97 at September 30, 1998 as a result of restructuring the loan origination department and the loan servicing department, hiring three commercial loan officers, hiring additional personnel for the Auburn Escrow Department, elevating several part-time positions to full-time positions, and hiring an individual to assist in preparing the reports required of the Company as a public company.

Provision for Income Taxes: The provision for income taxes increased from $1.8 million for the year ended September 30, 1997 to $2.4 million for the year ended September 30, 1998 primarily as a result of higher income before income taxes.

Comparison of Financial Condition at September 30, 1996 and 1997
----------------------------------------------------------------

Total Assets: Total assets increased 8.9% from $194.4 million at September 30, 1996 to $211.6 million at September 30, 1997, primarily as a result of an increase in loans receivable, net, which was funded by increased deposits and retained net income.

Cash and Due from Financial Institutions: Cash and due from financial institutions increased by 126.4% from $5.1 million at September 30, 1996 to $11.4 million at September 30, 1997, primarily as a result of an increase in public unit funds on deposit.

Investments and Mortgage-backed Securities: Investments and mortgage-backed securities decreased by 14.5% from $6.5 million at September 30, 1996 to $5.6 million at September 30, 1997. This decrease was attributable primarily to prepayments.

Loans Receivable, and Loans Held-for-sale, net of allowance for loan losses:
Loans receivable, including loans held-for-sale, net, increased by 6.0% from $176.5 million at September 30, 1996 to $187.0 million at September 30, 1997, primarily as a result of increases in one- to- four family mortgage loans and commercial real estate loans in the Bank's portfolio. These increases were primarily attributable the opening of the Puyallup (South Hill) branch office in October 1996 and Lacey branch in May 1997, as well as increased demand at other locations.

Premises and Equipment, net: Premises and equipment, net, increased 11.8% from $4.9 million at September 30, 1996 to $5.4 million at September 30, 1997, primarily as a result of the construction of the Lacey branch office, which opened in May 1997.

Deposits: Deposits increased by 10.5% from $156.5 million at September 30, 1996 to $173.0 million at September 30, 1997, primarily as a result of normal growth and promotions associated with opening of the Puyallup (South Hill) and Lacey branch offices.

Total Capital: Total capital increased 15.5% from $21.3 million at September 30, 1996 to $24.6 million at September 30, 1997, primarily as a result of retained net income for the year ended September 30, 1997.

Comparison of Operating Results for Years Ended September 30, 1996 and 1997:
----------------------------------------------------------------------------

Net Income: Net income increased 24.3% from $2.7 million for the year ended September 30, 1996 to $3.3 million for the year ended September 30, 1997, primarily as a result of the legislatively-mandated, one-time assessment levied by the FDIC on all SAIF-insured institutions to recapitalize the SAIF, which reduced net income for the ended September 30, 1996. Without this assessment, which amounted to $875,000 ($571,000 after tax) and was accrued during the year ended September 30, 1996, net income would have been $3.2 million for the year ended September 30, 1996. Earnings per share for these comparative periods are not applicable because the Company had no stock issued and outstanding at these times.

Net Interest Income: Net interest income increased from $8.9 million for the year ended September 30, 1996 to $9.6 million for the year ended September 30, 1997 as a result of total interest income increasing more than interest expense.

Total interest income increased 8.8% from $16.5 million for the year ended September 30, 1996 to $17.9 million for the year ended September 30, 1997 primarily as a result of an increase in the average balance of loans receivable, net, from $168.1 million to $188.7 million as a result of increased loan demand. The average yield earned on loans receivable, net, decreased from 9.45% for the year ended September 30, 1996 to 9.23% for the year ended September 30, 1997 primarily because of a decline in market interest rates and an increase in the balance of nonaccrual loans.

Total interest expense increased 9.9% from $7.6 million for the year ended September 30, 1996 to $8.4 million for the year ended September 30, 1997 primarily as a result of an increase in the average balance of deposit accounts from $144.4 million to $154.9 million.

Total interest rate spread decreased from 4.34% for the year ended September 30, 1996 to 4.18% for the year ended September 30, 1997 primarily as a result of declining market interest rates and the effect of deposit account promotion associated with the opening of the Puyallup (South Hill) and Lacey branch offices. The Bank also increased rates on deposit accounts in response to increased competition, which also contributed to the reduction in interest rate spread.

Provision for Loan Losses: The provision for loan losses increased from $70,000 for the year ended September 30, 1996 to $597,000 for the year ended September 30, 1997. Management increased the provision due to changes in the loan portfolio mix which included a larger percentage of non-residential mortgage loans as well as an evaluation of nonperforming loans at September 30, 1997. Management deemed the allowance for loan losses adequate at September 30, 1997. For additional information see "Non Performing Assets".

Noninterest Income: Total noninterest income increased 79.5% from $688,000 for the year ended September 30, 1996 to $1.2 million for the year ended September 30, 1997. The increase resulted primarily from the recognition of mortgage loan servicing income in accordance with SFAS No. 125 beginning in January 1997, increased gain on sale of loans, and minor increases in other categories.

Noninterest Expense: Total noninterest expense decreased 6.5% from $5.4 million for the year ended September 30, 1996 to $5.0 million for the year ended September 30, 1997 primarily as a result of the one-time SAIF assessment fee accrued during fiscal 1996. Salaries and employee benefits increased from $2.5 million to $2.9 million and premises and equipment expense increased from $554,000 to $723,000, both as a result of the opening of the Puyallup (South
Hill) and Lacey branch offices.

Provision for Income Taxes: The provision for income taxes increased from $1.4 million for the year ended September 30, 1996 to $1.8 million for the year ended September 30, 1997 primarily as a result of higher income before income taxes.

Non Performing Assets
---------------------

The following table sets forth information with respect to the Company's non performing assets at September 30, 1998 and September 30, 1997.

                                      At September 30,      At September 30,
                                                 1998                  1997
                                      ---------------       ---------------
                                           (Dollars in thousands)
Loans accounted for on a
 nonaccrual basis:
Mortgage loans:
   One-to-four family                 $     996             $       776
Commercial                                2,919                   2,886
   Construction and land development         --                   3,891
   Land                                     397                      --
Consumer loans                               17                       2
Commercial Business Loans                    81                      --
     Total                                4,410                   7,555
                                      ---------             -----------
Accruing loans which are contractually
past due 90 days or more:
Mortgage loans:
Construction and land development           396                     109
                                      ---------             -----------
     Total                                  396                     109

Total of nonaccrual and
90 days past due loans                $   4,806             $     7,664

Real estate owned and other
repossessed assets                        1,724                     434
                                      ---------             -----------
     Total nonperforming assets       $   6,530             $     8,098

Restructured loans                          236                      70

Nonaccrual and 90 days or more past
due loans as a percentage of loans
receivable, (including loans held
for sale)(1)                               2.39%                   4.06%
Nonaccrual and 90 days or more past
due loans as a percentage of total
assets                                     1.81%                   3.62%
Nonperforming assets as a percentage
of total assets                            2.46%                   3.83%
Loans receivable, (including loans
held for sale)(1)                     $ 200,949             $   188,743
Total assets                          $ 265,709             $   211,553
---------------
 (1)  Loans receivable is before the allowance for loan losses.

The following is a discussion of the Bank's major problem assets at September 30, 1998:

Convenience store/retail space and mini-storage, Kitsap County, Washington. The Bank has two loans that were originated in 1996 on two separate properties: a convenience store combined with retail space and a 436 unit mini-storage facility. These two loans had a combined balance of $2.9 million at September 30, 1998. These loans became delinquent primarily because of a dispute between the two borrowers. These loans were classified as "substandard" at September 30, 1998. The Bank initiated foreclosure proceedings which were stayed due to a bankruptcy filing by the borrowers in January of 1998. The Bank's attorneys have now secured a dismissal of the bankruptcy and a receiver has been appointed to manage the properties. The Bank is currently pursuing foreclosure on the properties. Although no assurances can be given, the Bank does not expect to incur any material loss on these two loans.

Real Estate Owned: Condominiums, Southern King County, Washington. The Bank accepted a deed in lieu of foreclosure on two delinquent loans for the construction and sale of a 61-unit condominium complex. These loans were classified as "substandard" at September 30, 1997 and had a balance of $2.9 million. They were classified by the Bank as "Real Estate Owned" of $752,000 at September 30, 1998. The Bank has been actively marketing the project and, as of December 1, 1998, had accepted earnest money agreements for 29 of the 30 units. As of December 1, 1998, 26 of these sales had closed and the remaining REO balance was $484,000. The Bank does not expect to incur a material loss on the disposition of these assets based on the prices at which the units are currently selling.

Average Balances, Interest and Average Yields/Cost
--------------------------------------------------

The earnings of the Company depend largely on the spread between the yield on interest-earning assets and the cost of interest-bearing liabilities, as well as the relative amount of the Company's interest-earning assets and interest-bearing liability portfolios.

The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average weekly balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from weekly balances. Management does not believe that the use of weekly balances instead of daily balances has caused any material difference in the information presented.

                                                         Year Ended September 30,
                           ---------------------------------------------------------------------------------
                                       1998                         1997                      1996
                           --------------------------- --------------------------- -------------------------
                                     Interest                     Interest                  Interest
                           Average   and       Yield/  Average    and       Yield/ Average  and       Yield/
                           Balance   Dividends Cost    Balance    Dividends Cost   Balance  Dividends Cost
                           -------   --------- ----    -------    --------- ----   -------  --------  ----
                                                        (Dollars in thousands)
Interest-earning assets:
  Loans receivable (1)(2). $192,082  $17,712   9.22%   $188,729   $17,418   9.23%  $168,060  $15,880   9.45%
  Mortgage-backed and
   investment securities..   17,013    1,067   6.27       4,484       279   6.22      6,689      397   5.94
  FHLB stock and equity
   securities.............    2,824      189   6.69       1,550       116   7.48      1,499      126   8.41
  Interest-bearing
   deposits...............   31,901    1,682   5.27       2,758       134   4.86      2,072       97   4.68
    Total interest-        --------  -------           --------   -------          --------  -------
     earning assets.......  243,820   20,650   8.47     197,521    17,947   9.09    178,320   16,500   9.25
Non-interest-earning
 assets...................   12,816                       7,598                       5,674
                           --------                    --------                    --------
    Total assets.......... $256,636                    $205,119                    $183,994
                           ========                    ========                    ========
Interest-bearing liabilities:
  Passbook accounts....... $ 33,025      906   2.74    $ 25,068       750   2.99   $ 24,800      738   2.98
  Money market accounts...   14,299      543   3.80      12,985       514   3.96     13,182      520   3.94
  NOW accounts............   20,139      390   1.94      17,997       445   2.47     17,377      421   2.42
  Certificates of deposit.   97,434    5,631   5.78      98,842     5,807   5.88     89,024    5,271   5.92
  FHLB advances-other
   borrowed money.........   11,991      674   5.62      15,980       870   5.44     11,005      679   6.17
    Total interest bearing --------  -------           --------   -------          --------  -------
     liabilities..........  176,888    8,144   4.60     170,872     8,386   4.91    155,388    7,629   4.91
Non-interest bearing
 liabilities..............   12,337                      11,107                       8,330
                           --------                    --------                    --------
    Total liabilities.....  189,225                     181,979                     163,718

Shareholders' Equity......   67,411                      23,140                      20,276
                           --------                    --------                    --------
    Total liabilities and
     shareholders' equity  $256,636                    $205,119                    $183,994
                           ========                    ========                    ========

Net interest income.......           $12,506                      $ 9,561                    $ 8,871
                                     =======                      =======                    =======
Interest rate spread......                     3.87%                        4.18%                      4.34%
                                               ====                         ====                       ====
Net interest margin (3)...                     5.13%                        4.84%                      4.97%
                                               ====                         ====                       ====
Ratio of interest-earning
 assets to Average
 interest-bearing
 liabilities..............                   137.84%                      115.60%                    114.76%
                                             ======                       ======                     ======
----------------------
(1)     Does not include interest on loans 90 days or more past due.  Includes loans originated for sale.
(2)     Average balance includes nonaccrual loans.
(3)     Net interest income divided by total interest earning assets.

                                                   12

Rate / Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income on the
Company.  Information is provided with respect to the (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); (iii) changes in rate/volume (change in rate multiplied by change in volume); and (iv) the net change (sum of the prior columns).

                                        Year Ended September 30,              Year Ended September 30,
                                         1998 Compared to Year                 1997 Compared to Year
                                        Ended September 30, 1997              Ended September 30, 1996
                                           Increase (Decrease)                  Increase (Decrease)
                                                 Due to                               Due to
                                   ----------------------------------  ----------------------------------
                                                      Rate/   Net                         Rate/    Net
                                   Rate     Volume    Volume  Change   Rate     Volume    Volume   Change
                                   ----     ------    ------  ------   ----     ------    ------   ------
                                                              (In thousands)
Interest-earning assets:
 Loans receivable (1)              $  (18)  $  310   $ --     $  292   $(370)   $1,954    $(46)    $1,538
 Mortgage-backed securities and
  investment securities                 3      780      8        791      19      (131)     (6)      (118)
 FHLB stock and equity securities     (12)      95    (10)        73     (14)        4      --        (10)
 Interest-bearing deposits             11    1,416    120      1,547       4        32       1         37
                                   ------   ------   ----     ------   -----    ------    ----     ------
Total net change in income
 on interest-earning assets           (16)   2,601    118      2,703    (361)    1,859     (51)     1,447

Interest-bearing liabilities:
 Passbook accounts                    (62)     238    (20)       156       3         9      --         12
 NOW accounts                         (95)      53    (11)       (53)      9        15      --         24
 Money market accounts                (20)      52     (2)        30       3        (9)     --         (6)
 Certificate accounts                 (99)     (82)     1       (180)    (36)      576      (4)       536
 FHLB advances and other
  borrowed money                       29     (217)    (7)      (195)    (80)      307     (36)       191
                                   ------   ------   ----     ------   -----    ------    ----     ------
Total net change in expense
 on interest-bearing liabilities     (247)      44    (39)      (242)   (101)      898     (40)       757
                                   ------   ------   ----     ------   -----    ------    ----     ------
Net change in net interest income  $  231   $2,557   $157     $2,945   $(260)   $  961    $(11)    $  690
                                   ======   ======   ====     ======   =====    ======     ====    ======
------------------
(1)  Excludes interest on loans 90 days or more past due.  Includes loans originated for sale.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments on and the sale of loans, maturing securities and FHLB advances. The Company also raised $65.0 million in net proceeds from the January 1998 stock offering. While the maturity and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 1998, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 25.6%. At September 30, 1998, the Bank also maintained an uncommitted credit facility with the FHLB of Seattle that provided for immediately available advances up to an aggregate amount of $49.0 million, under which $11.6 million was outstanding.

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

The Bank's primary investing activity is the origination of one- to- four family mortgage loans and construction and land development loans. During the years ended September 30, 1996, 1997 and 1998, the Bank originated $24.5 million, $27.1 million, and $45.4 million of one- to- four family mortgage loans and $29.7 million, $35.2 million and $58.1 million of construction and land development loans, respectively. At September 30, 1998, the Bank had mortgage loan commitments totaling $8.9 million and undisbursed loans in process totaling $28.9 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 1998 totaled $72.3 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At September 30, 1998, the Bank was in compliance with all applicable capital requirements. For additional details see the regulatory capital table in Note 15 to the Notes to Consolidated Financial Statements.

Year 2000 Issues
----------------

The Year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to fail or process financial and operational information incorrectly.

The Bank has established a committee to address Year 2000 issues. The committee has conducted a comprehensive review of its computer systems and equipment to identify applications that could be affected by Year 2000 issues and has implemented a plan designed to ensure that all software used in connection with the Bank's business will function correctly with dates past 1999.

The Bank has an in-house data processing department, which maintains the Bank's main system on an IBM AS400. The Bank has completed the extensive project of reprogramming all of its internal codes on this system to be Year 2000 compliant. The Bank also completed testing of the system with regulatory suggested dates in November 1998. The test results have indicated that this system is compliant in all material respects.

The Bank also uses software from third party vendors for applications such as accounts payable, fixed assets, loan processing, and wire transfers. To date, the Bank has received Year 2000 compliant software updates for all mission critical software except Fedline Two software for wire transfers and SMS Systems software for our Escrow Division. Both software companies have indicated that they will have Year 2000 compliant versions completed by December 31, 1998.

The Bank's Year 2000 committee is also in the process of addressing the credit risk within the Bank's lending activities. The Bank realizes that current and prospective commercial borrowers, like itself, must address the Year 2000 issue. Recently, the Bank sent out questionnaires to its largest commercial borrowers asking them if they were aware of the Year 2000 issues and if they were taking steps to address the issue. The Bank has received responses back from approximately half of the commercial borrowers. All responses have indicated that they are aware of the Year 2000 issue and are taking the necessary steps to prepare for it or that they have no mission critical computer systems. In addition, when underwriting a prospective commercial loan, the Bank considers what effect, if any, the Year 2000 issue may have on the business of the prospective borrower as well as the borrower's ability to meet its contractual obligations with the Bank in the event the Year 2000 issue affects the borrower's business.

The Bank's Year 2000 committee is currently developing contingency plans for other areas which may be affected by Year
2000 issues, such as the loss of electrical power for sustained periods.

The Bank has budgeted approximately $157,000 towards its Year 2000 compliance efforts, which generally would have been incurred in the normal course of business. To date, the Bank has expended approximately $109,000 towards Year 2000 compliance issues. The Bank does not believe that the ultimate costs associated with its Year 2000 compliance efforts will be material to the Bank. However, no assurances can be given that such costs will not be higher and have a material adverse effect on the Bank's financial condition and results of operations.

The above discussion contains certain forward-looking statements. The discussion is based on the Bank's current assessment and is subject to uncertainties that could cause the implementation schedule, the costs and the results contemplated by the plan to differ materially from the Bank's expectation.

Effect of Inflation and Changing Prices
---------------------------------------

The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operation of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

                                       15
PAGE

KNIGHT                       1145 Broadway Plaza             253 572 7111
VALE &                       Suite 900                       Fax 253 272 3143
GREGORY                      Tacoma, Washington  98402-3523
INC., P.S.

Certified Public Accountants


                     Independent Auditors' Report


The Board of Directors
Timberland Bancorp, Inc.
Hoquiam, Washington


We have audited the accompanying consolidated balance sheet of Timberland Bancorp, Inc. and Subsidiaries (formerly known as Timberland Savings Bank, SSB and Subsidiaries prior to the conversion in January 1998, as discussed in Note
1) as of September 30, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet of Timberland Bancorp, Inc. and Subsidiaries as of September 30, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended September 30, 1997 and 1996 were audited by other auditors whose report, dated November 13, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Timberland Bancorp, Inc. and Subsidiaries as of September 30, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as of September 30, 1998.


/s/ Knight, Vale & Gregory, Inc.,  P.S.


Tacoma, Washington
October 22, 1998

Consolidated Balance Sheets
------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc.
September 30, 1998 and 1997

                                                         1998       1997

Assets
  Cash and due from financial institutions:
    Noninterest bearing deposits                         $  7,039   $  4,996
    Interest bearing deposits                              14,745      6,450
                                                           21,784     11,446

  Investments and mortgage-backed securities:
    Held to maturity, at cost; fair value:
      1997 - $3,982                                           - -      3,990
    Available for sale, at fair value; cost:
      1998 - $35,234; 1997 - $1,587                        35,415      1,587
                                                           35,415      5,577

  Loans receivable                                        191,007    183,171
  Loans held for sale                                       8,214      3,856
                                                          199,221    187,027

  Accrued interest receivable                               1,389      1,137
  Premises and equipment                                    5,340      5,431
  Real estate owned                                         1,724        434
  Other assets                                                836        501

  Total assets                                           $265,709   $211,553

Liabilities and Shareholders' Equity

Liabilities
  Deposits                                               $170,834   $173,003
  Federal Home Loan Bank advances                          11,618     12,241
  Other liabilities and accrued expenses                    1,477      1,664
  Total liabilities                                       183,929    186,908

Shareholders' Equity
  Preferred stock, $0.01 par value; 1,000,000
    shares authorized; none issued                            - -        - -
  Common stock, $0.01 par value; 50,000,000
    shares authorized; 6,281,875 shares issued                 63        - -
  Additional paid-in capital                               60,183        - -
  Unearned shares issued to employee stock
    ownership trust                                        (7,534)       - -
  Retained earnings - substantially restricted             28,948     24,645
  Net unrealized gain on securities available for sale        120        - -
  Total shareholders' equity                               81,780     24,645

  Total liabilities and shareholders' equity             $265,709   $211,553

See notes to consolidated financial statements.

Consolidated Statements of Income
------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc.
Years Ended September 30, 1998, 1997 and 1996

                                              1998        1997       1996

Interest and Dividend Income
  Loans receivable                            $17,712     $17,418    $15,880
  Investments and mortgage-backed securities    1,067         279        397
  Dividends                                       189         116        126
  Deposits in other financial institutions      1,682         134         97
  Total interest and dividend income           20,650      17,947     16,500

Interest Expense
  Deposits                                      7,470       7,516      6,950
  Federal Home Loan Bank advances                 674         870        679
  Total interest expense                        8,144       8,386      7,629

  Net interest income                          12,506       9,561      8,871

Provision for Loan Losses                         200         597         70

  Net interest income after provision for
    loan losses                                12,306       8,964      8,801

Non-Interest Income
  Service charges on deposits                     317         314        278
  Gain on sale of loans, net                      298         339         34
  Gain on sale of securities available
    for sale                                       22         - -        - -
  Escrow and annuity fees                         242         109        132
  Servicing income on loans sold                  252         160        - -
  Other                                           409         313        244
  Total non-interest income                     1,540       1,235        688

Non-Interest Expense
  Salaries and employee benefits                3,872       2,894      2,506
  Premises and equipment                          730         723        554
  Deposit insurance premiums                      116          76      1,203
  Advertising                                     234         234        136
  Other                                         1,388       1,113        993
  Total non-interest expense                    6,340       5,040      5,392

  Income before income taxes                    7,506       5,159      4,097

Provision for Income Taxes                      2,410       1,830      1,419

  Net income                                   $5,096    $  3,329   $  2,678

Earnings Per Common Share
  Basic                                            $.84       N/A        N/A

See notes to consolidated financial statements.


Consolidated Statements of Shareholders' Equity
------------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Share Data)

Timberland Bancorp, Inc.
Years Ended September 30, 1998, 1997 and 1996

                                                                     Unearned            Net
                                                                     Shares              Unrealized
                                                                     Issued to           Gain (Loss)
                                                          Addi-      Employee            on
                                            Common Stock  tional     Stock               Securities
                                                          Paid-in    Ownership Retained  Available
                                            Shares Amount Capital    Trust     Earnings  for Sale  Total
Balance,
  September 30, 1995                          - -  $- -   $   - -    $  - -    $18,638   $ 14      $18,652

Net income                                    - -   - -       - -       - -      2,678    - -        2,678

Unrealized loss on securities
     available for sale, net of tax           - -   - -       - -       - -        - -     (1)          (1)

     Balance,
     September 30, 1996                       - -   - -       - -       - -     21,316     13       21,329

Net income                                    - -   - -       - -       - -      3,329    - -        3,329

Realized gain on sale of
     securities, net of tax                   - -   - -       - -       - -        - -    (13)         (13)

     Balance,
     September 30, 1997                       - -   - -       - -       - -     24,645    - -       24,645

Issuance of common stock                6,612,500    66    64,884       - -        - -    - -       64,950

Net income                                    - -   - -       - -       - -      5,096    - -        5,096

Repurchase of common stock               (330,625)   (3)   (4,732)      - -        - -    - -       (4,735)

Cash dividends
     ($.06 per share)                         - -   - -       - -       - -       (793)   - -         (793)

Shares acquired for ESOP                      - -   - -       - -    (7,930)       - -    - -       (7,930)

ESOP compensation expense                     - -   - -        31       396        - -    - -          427

Unrealized gain on securities
     available for sale, net of tax           - -   - -       - -       - -        - -    120          120

     Balance,
     September 30, 1998                 6,281,875   $63   $60,183   ($7,534)   $28,948   $120      $81,780

See notes to consolidated financial statements.

                                                   19

Consolidated Statements of Cash Flows
------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc.
Years Ended September 30, 1998, 1997 and 1996

                                             1998         1997      1996

Cash Flows from Operating Activities
  Net income                                 $  5,096     $ 3,329   $  2,678
  Noncash revenues, expenses, gains and
    losses included in income:
     Depreciation                                 348         304        243
     Deferred federal income taxes                (33)        (42)      (188)
     Noncash compensation expense related
       to ESOP benefit                            427         - -        - -
     Federal Home Loan Bank stock dividends      (126)       (116)      (107)
     Market value adjustment - loans held for
       sale                                       (19)        (70)        87
     (Gain) loss on sale of real estate owned,
       net                                         25         (12)       - -
     Gain on sale of securities available for
       sale                                       (22)        - -        - -
     Loss on sale of loans                         94         - -        - -
     Provision for loan and real estate owned
       losses                                     200         598         72
  Net (increase) decrease in loans originated
    for sale                                   (4,433)      2,341       (690)
  Net change in accrued interest receivable
    and other assets, and other liabilities
    and accrued expenses                         (714)       (755)     1,181
  Net cash provided by operating activities       843       5,577      3,276

Cash Flows from Investing Activities
  Purchases of securities available for sale  (17,025)        - -        - -
  Purchases of securities held to maturity    (20,371)        - -        - -
     Proceeds from maturities of securities
          held to maturity                        - -         948      4,905
     Proceeds from maturities of securities
          available for sale                    7,548         101        - -
     Proceeds from sales of securities
          available for sale                      312         - -        - -
     Increase in loans receivable, net       (11,846)     (13,400)   (19,437)
     Additions to premises and equipment        (257)        (879)    (1,492)
     Additions to real estate owned             (663)        (568)       (99)
     Proceeds from sale of real estate owned   3,097          271        181
     Net cash used in investing activities   (39,205)     (13,527)   (15,942)

Cash Flows from Financing Activities
     Increase (decrease) in deposits          (2,169)      16,454     13,465
     Decrease in Federal Home Loan Bank
       advances                                 (623)      (2,113)      (604)
     Proceeds from the issuance of common
          stock, net of related costs         64,950          - -        - -
     Repurchase of common stock               (4,735)         - -        - -
     Payment of dividends                       (793)         - -        - -
     Common stock purchased for ESOP          (7,930)         - -        - -
     Net cash provided by financing
       activities                             48,700       14,341     12,861

     Net increase in cash                     10,338        6,391        195

Cash and Due from Financial Institutions
     Beginning of year                        11,446        5,055      4,860

     End of year                             $21,784      $11,446   $  5,055

(continued)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
------------------------------------------------------------------------------
(concluded) (Dollars in Thousands)

Timberland Bancorp, Inc.
Years Ended September 30, 1998, 1997 and 1996


                                               1998        1997       1996

Supplemental Disclosures of Cash Flow
  Information
  Income taxes paid                            $3,012      $1,578     $1,545
  Interest paid                                 8,202       8,377      7,628

Supplemental Disclosures of Non-Cash
    Investing Activities Transfer of
    securities from held to maturity to
    available for sale                        $20,375      $  - -      $ - -
  Market value adjustment of securities
    held for sale, net of tax                     120         (13)        (1)
  Loans transferred to real estate owned        3,909         507         85

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc.
September 30, 1998 and 1997


Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Timberland Bancorp, Inc. (the Company) and its wholly owned subsidiary, Timberland Savings Bank, SSB (the Bank), and the Bank's wholly owned subsidiary, Timberland Service Corp. All significant intercompany transactions and balances have been eliminated.

Nature of Operations

The Company is a holding company which operates primarily through its subsidiary, the Bank. The Bank was established in 1915 and, through its eight branches located in Grays Harbor, Pierce, Thurston, and King Counties in Washington State, attracts deposits from the general public, and uses those funds, along with other borrowings, to provide primarily real estate loans to borrowers in western Washington, and to invest in investment securities and mortgage-backed securities.

Consolidated Financial Statement Presentation

The accounting principles followed by the Company and the methods of applying them conform with generally accepted accounting principles and with general industry practice. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ significantly from those amounts.

Certain prior year amounts have been reclassified to conform to the 1998 presentation.

Conversion

In connection with the January 1998 conversion of Timberland Savings Bank, SSB from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank, a holding company, Timberland Bancorp, Inc., was formed. The simultaneous conversion of the savings bank to stock form, the issuance of the savings bank's common stock to the holding company, and the offering and sale of the holding company's common stock to the public are referred to herein as "the conversion."

In the conversion, 6,612,500 common shares were sold at a subscription price of $10 per share, resulting in net proceeds of approximately $64,950,000 to the Company after $1,175,000 in offering expenses.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc.
September 30, 1998 and 1997


Note 1 - Summary of Significant Accounting Policies (continued)

Investments and Mortgage-Backed Securities

In accordance with Statement of Financial Accounting Standards No. 115, the Bank has classified its investments and mortgage-backed securities as follows:

   Held to Maturity
   Debt securities for which management has the positive intent and ability to hold until maturity are reported at cost, adjusted for amortization of premiums or accretion of discounts, which are recognized in interest income over the period to maturity.

   Available for Sale
   Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest rates, prepayment rates, need for liquidity, and changes in the availability of and the yield of alternative investments are considered securities available for sale, and are reported at fair value. Fair value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings, and are reported as a separate component of shareholders' equity, net of the related deferred tax effect. Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings. Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity.

Loans Receivable

Loans are stated at the amount of unpaid principal, reduced by the undisbursed portion of loans in process, unearned income and an allowance for loan losses.

Allowances for Losses

Allowances for losses on specific problem loans and real estate owned are charged to earnings when it is determined that the value of these loans and properties, in the judgment of management, is impaired. In addition to specific reserves, the Bank also maintains general provisions for loan losses based on evaluating known and inherent risks in the loan portfolio, including management's continuing analysis of the factors and trends underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. The ultimate recovery of loans is susceptible to future market factors beyond the Bank's control, which may result in losses or recoveries differing significantly from those provided in the consolidated financial statements.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc.
September 30, 1998 and 1997


Note 1 - Summary of Significant Accounting Policies (continued)

Allowances for Losses (concluded)

The Bank accounts for impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118. These statements address the disclosure requirements and allocation of the allowance for loan losses for certain impaired loans. A loan within the scope of these statements is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. The Bank excludes smaller balance homogenous loans, including single-family residential and consumer loans, from the scope of these statements.

When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when it is determined that the sole source of repayment for the loan is the operation or liquidation of the underlying collateral. In such case, impairment is measured at current fair value of the collateral, reduced by estimated selling costs. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest and net unamortized deferred loan fees or costs), loan impairment is recognized by establishing or adjusting an allocation of the allowance for loan losses. SFAS No. 114, as amended, does not change the timing of charge-offs of loans to reflect the amount ultimately expected to be collected. At September 30, 1998 and 1997, the Bank had no loans deemed to be impaired for which specific allocation of the allowance for loan losses was required.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are stated at the lower of cost or estimated market value in the aggregate. Gains or losses on sales of loans are recognized at the time of sale and include adjustments to record such loans at the lower of cost or market. The gain or loss is determined by the difference between the net sales proceeds and the recorded value of the loans, including any remaining unamortized deferred loan fees.

Premises and Equipment

Premises and equipment are recorded at cost. Depreciation is computed on the straight-line method over the following estimated useful lives: buildings - thirty to forty years; furniture and equipment - three to five years; automobile - five years. The cost of maintenance and repairs is charged to expense as incurred. Gains and losses on dispositions are reflected in earnings.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc.
September 30, 1998 and 1997


Note 1 - Summary of Significant Accounting Policies (continued)

Real Estate Owned

Real estate owned (REO) consists of properties acquired through, or in lieu of, foreclosure and is initially recorded at the fair value of the properties less estimated costs of disposal. Costs relating to development and improvement of the properties are capitalized, whereas costs relating to holding the properties are expensed.

Valuations are periodically performed by management, and an allowance for losses is established by a charge to earnings if the recorded value of a property exceeds its estimated net realizable value.

Interest on Loans and Loan Fees

Interest on loans is recorded as income when borrowers' monthly payments become due. Allowances are established for uncollected interest on loans for which the interest is determined to be uncollectible. All loans past due three or more payments are placed on nonaccrual status and internally classified as substandard. Any interest income recorded in the current reporting period is fully reserved. Subsequent collections are applied proportionately to past due principal and interest. Loans are removed from nonaccrual status only when the loan is deemed current, and the collectibility of principal and interest is no longer doubtful.

The Bank charges fees for originating loans. That portion of loan fees exceeding the estimated direct cost of originating loans is deferred and amortized to income, on the level-yield basis, over the loan term. If the loan is repaid prior to maturity, the remaining unamortized deferred loan fee is recognized in income at the time of repayment.

Loan Servicing Fees

Effective for loans originated after December 31, 1996, the Bank records its mortgage servicing rights at fair value in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which requires the Bank to allocate the total cost of all mortgage loans, whether originated or purchased, to the loans (without the mortgage servicing rights), and to mortgage servicing rights based on their relative fair values. The Bank is amortizing the mortgage servicing assets, which totaled $374,000 and $158,000 at September 30, 1998 and 1997, respectively, over the period of the estimated servicing income.

Prior to December 31, 1996, fees were reported as income when the related mortgage loan payments were collected. Loan servicing costs were charged to expense as incurred.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc.
September 30, 1998 and 1997


Note 1 - Summary of Significant Accounting Policies (continued)

Income Taxes

The Company files a consolidated federal income tax return with its subsidiaries. Prior to fiscal year 1997, the Bank qualified under provisions of the Internal Revenue Code which permitted, as a deduction from taxable income, an allowance for bad debts based on a percentage of taxable income. The percentage method bad debt deduction available was 8% for the year ended September 30, 1996.

In 1996, the percentage-of-income bad debt deduction for federal tax purposes was eliminated. In addition, federal tax bad debt reserves which had been accumulated since October 1, 1988, that exceed the reserves which would have been accumulated based on actual experience, are subject to recapture over a six-year recapture period effective for tax years beginning October 1, 1996. However, the six-year recapture period may be postponed for up to two years provided the Bank satisfies a mortgage origination test. As of September 30, 1998, the Bank's federal tax bad debt reserves subject to recapture approximated $1,700,000.

Deferred federal income taxes result from temporary differences between the tax basis of assets and liabilities, and their reported amounts on the financial statements. These will result in differences between income for tax purposes and income for financial statement purposes in future years. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Employee Stock Ownership Plan

The Bank sponsors a leveraged Employee Stock Ownership Plan (ESOP). The ESOP is accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plan. Accordingly, the debt of the ESOP is recorded as other borrowed funds of the Bank and the shares pledged as collateral are reported as unearned shares issued to the employee stock ownership trust in the balance sheets. The debt of the ESOP is with the Company and is thereby eliminated in the consolidated financial statements. As shares are released from collateral, compensation expense is recorded equal to the average market price of the shares for the period, and the shares become outstanding for earnings per share calculations. Cash dividends on unallocated shares which are collateral for debt are used to reduce scheduled principal and interest payments, and are recorded as a reduction of compensation expense.

Cash Equivalents

The Company considers all amounts included in the balance sheet caption "Cash and due from financial institutions" to be cash equivalents.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc.
September 30, 1998 and 1997


Note 1 - Summary of Significant Accounting Policies (concluded)

Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128), which the Company adopted in the second quarter of 1998 upon formation of the holding company and issuance of stock. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are not applicable because the Company has no common stock equivalents outstanding.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards Nos. 130, Reporting Comprehensive Income, and 131, Disclosures about Segments of an Enterprise and Related Information, both of which are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and presenting comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income will be reported in a financial statement that is displayed with the same prominence as other financial statements. Also, the accumulated balance of other comprehensive income will be presented separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 131 requires that public enterprises report financial and descriptive information about their reportable operating segments. Both of these pronouncements will require additional disclosures about the Company's operations, but are not anticipated to have any effect on financial position or results of operations.

Note 2 - Accounting Changes

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for years beginning after June 15, 1999, with early adoption encouraged. The Company has adopted this standard as of September 30, 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc.
September 30, 1998 and 1997


Note 3 - Investments and Mortgage-Backed Securities

Investments and mortgage-backed securities have been classified according to management's intent. The recorded amounts and approximate fair values by contractual maturity are shown below (dollars in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations, with or without prepayment penalties.

                                           Gross       Gross        Estimated
                               Amortized   Unrealized  Unrealized   Fair
                               Cost        Gains       Losses       Values

Available for Sale

September 30, 1998
  U.S. agency securities       $  8,915    $  22       $ - -        $  8,937
  Mortgage-backed securities     17,457      140         (42)         17,555
  Mutual Funds                    7,028       93         - -           7,121
  FHLB Stock                      1,713      - -         - -           1,713
  Equity securities                 121      - -         (32)             89

     Total                     $ 35,234     $255        ($74)       $ 35,415

September 30, 1997
  FHLB stock                   $  1,587     $- -        $ - -       $  1,587

Held to Maturity

September 30, 1997
  Mortgage-backed securities   $  3,990     $ 44        ($52)       $  3,982


The FHLB stock has a par value of $100 per share and is recorded at cost. Stock owned in excess of required amounts can only be redeemed by the Federal Home Loan Bank of Seattle.

Mortgage-backed securities pledged as collateral for public fund deposits totaled $1,327,000 and $1,663,000 at September 30, 1998 and 1997,
respectively.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc.
September 30, 1998 and 1997


Note 3 - Investments and Mortgage-Backed Securities (concluded)

Effective September 30, 1998, the Company transferred securities with an amortized cost of $20,375,000 from the "held to maturity" category to the "available for sale" category under one-time reassessment guidelines allowable under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The related unrealized gain associated with this transfer was $69,000, which is included in the "unrealized gain (loss) on securities available for sale, net of tax" component of shareholders' equity.

The scheduled maturity of debt securities at September 30, 1998 follows (dollars in thousands). Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

                                                   Available for Sale

                                                                  Estimated
                                                   Amortized      Fair
                                                   Cost           Value

Due within one year                                $   333        $    326
Due from one year to five years                      8,986           9,008
Due from five to ten years                           1,993           2,008
Due after ten years                                 15,060          15,150

   Total                                           $26,372         $26,492


Note 4 - Loans Receivable and Loans Held for Sale

Loans receivable, including loans held for sale, consisted of the following at September 30 (dollars in thousands):

                                                  1998            1997

Mortgage loans:
  One-to four-family                              $ 92,707        $ 96,252
  Multi-family                                      12,432          12,177
  Commercial                                        32,906          29,410
  Construction and land development                 64,172          45,031
  Land                                               7,749           6,937
  Total mortgage loans                             209,966         189,807

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc.
September 30, 1998 and 1997


Note 4 - Loans Receivable and Loans Held for Sale (continued)

                                                        1998       1997

Consumer loans:
  Home equity and second mortgage                       $   8,740  $   8,143
  Other                                                     4,066      2,824
  Total consumer loans                                     12,806     10,967

Commercial business loans                                   1,105        694

  Total loans receivable                                  223,877    201,468

Less:
  Undisbursed portion of loans in process                  28,886     14,820
  Unearned income                                           2,256      1,761
  Allowance for loan losses                                 1,728      1,716
                                                           32,870     18,297

  Loans receivable, net                                   191,007    183,171

Loans held for sale (one- to four-family)                   8,214      3,875
Market value adjustment                                       - -       (19)
  Loans held for sale, net                                  8,214      3,856

     Loans receivable and loans held for sale, net      $ 199,221  $ 187,027

The weighted average interest rate on all loans at September 30, 1998 and 1997 was 8.62% and 8.79%, respectively.

Loans serviced for the Federal Home Loan Mortgage Corporation and others at September 30, 1998 and 1997 were $60,347,000 and $54,353,000, respectively.

A summary of the Bank's commitments outstanding at September 30 is as follows (dollars in thousands):

                                                          1998        1997

Mortgage loans                                            $ 8,859     $6,011
Nonmortgage loans                                           2,397      2,922
Credit card lines                                           2,786        N/A

                                                          $14,042     $8,933

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc.
September 30, 1998 and 1997


Note 4 - Loans Receivable and Loans Held for Sale (concluded)

Certain related parties of the Bank, principally Bank directors and officers, were loan customers of the Bank in the ordinary course of business during 1998 and 1997. An analysis of the loans outstanding at September 30 to key officers and directors is as follows (dollars in thousands):

                                                      1998       1997

Balance, beginning of year                            $805       $845
New loans                                              377         18
Repayments                                            (414)       (58)

  Balance, end of year                                $768       $805

At September 30, 1998 and 1997, the Bank had non-accruing loans totaling approximately $4,410,000 and $7,555,000, respectively. At September 30, 1998 and 1997, approximately $396,000 and $109,000, respectively, of loans were 90 days or more past due and still accruing interest. Unrecorded interest on the non-accrual loans totaled approximately $544,000 and $402,000 at September 30, 1998 and 1997, respectively. No interest income was recorded on non-accrual loans for the years ended September 30, 1998, 1997 and 1996. The average investment in non-accrual loans for the years ended September 30, 1998, 1997 and 1996 was $5,014, $4,788, and $1,159, respectively.

An analysis of the allowance for loan losses for the years ended September 30 follows (dollars in thousands):

                                         1998        1997       1996

Balance, beginning of year               $1,716      $1,133     $1,119
Provision for loan losses                   200         597         70
Transfers to allowance for possible
  losses on REO                            (180)         (3)       (55)
Loans charged off                            (8)        (19)        (1)
Recoveries                                  - -           8        - -

     Balance, end of year                $1,728      $1,716     $1,133


Note 5 - Premises and Equipment

Premises and equipment consisted of the following at September 30 (dollars in thousands):

                                                     1998       1997

Land                                                 $1,804     $1,804
Buildings and improvements                            4,271      4,261
Furniture and equipment                               1,866      1,898
Automobiles                                              22         22
Property held for future expansion                       21         21
Construction and purchases in progress                   34          6
                                                      8,018      8,012
Less accumulated depreciation                         2,678      2,581

     Total premises and equipment                    $5,340     $5,431

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc.
September 30, 1998 and 1997


Note 6 - Real Estate Owned

Real estate owned consisted of the following at September 30 (dollars in thousands):

                                                     1998         1997

Real estate acquired through foreclosure             $1,916       $466
Allowance for possible losses                          (192)       (32)

  Total                                              $1,724       $434

An analysis of the allowance for possible losses follows (dollars in thousands):

                                          1998         1997       1996

Balance, beginning of year                $ 32         $70        $13
Provision for additional losses            - -           1          2
Transfers from allowance for loan losses   180           3         55
Write-downs                                (20)        (42)       - -

     Balance, end of year                 $192         $32        $70


Note 7 - Accrued Interest Receivable

Accrued interest receivable consisted of the following at September 30 (dollars in thousands):

                                                     1998       1997

Loans receivable                                     $1,718     $1,574
Less reserve for uncollected interest                   573        480
                                                      1,145      1,094
Investment securities and interest bearing
  deposits                                              244         43

  Total                                              $1,389     $1,137

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc.
September 30, 1998 and 1997


Note 8 - Deposits

Deposits consisted of the following at September 30 (dollars in thousands):

                                                   1998        1997

Non-interest bearing                               $  5,839    $  5,164
N.O.W. checking                                      21,595      19,587
Passbook savings                                     27,315      26,269
Money market accounts                                15,013      14,424
Certificates of deposit                              97,561     104,758
Other                                                 3,511       2,801

  Total                                            $170,834    $173,003


The weighted average interest rate on all deposits at September 30, 1998 and 1997 was 4.29% and 4.64%, respectively.

Deposits of $100,000 or greater totaled $18,563,000 and $22,897,000 at September 30, 1998 and 1997, respectively.

Scheduled maturities of certificates of deposit at September 30, 1998 are as follows (dollars in thousands):

Within one year                                                      $72,330
Over one to two years                                                 19,393
Over two to five years                                                 5,748
After five years                                                          90

  Total                                                              $97,561


Interest expense by account type is as follows for the years ended September 30 (dollars in thousands):

                                         1998        1997       1996

Certificates of deposit                  $5,631      $5,807     $5,271
Money market accounts                       543         514        520
Passbook savings                            906         750        738
N.O.W. checking                             390         445        421

     Total                               $7,470      $7,516     $6,950

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc.
September 30, 1998 and 1997


Note 9 - Federal Home Loan Bank Advances

The Bank has been approved for participation in the Federal Home Loan Bank of Seattle Cash Management Advance Program, maturing July 1999, with a maximum facility of $14,664,000. Advances requested under this program are payable on demand or, if no demand is made, in one year from the date of advance, and bear interest at the rate in effect at that time. Advances are subject to the existing Advances, Security and Deposit Agreement and are granted at the sole discretion of the Federal Home Loan Bank of Seattle. There were no advances outstanding under the Cash Management Advance Program at September 30, 1998 or 1997.

The Advances, Security and Deposit Agreement, which includes the Cash Management Advance Program, is maintained at 20% of total assets. The Bank had advances at September 30, 1998, as follows (dollars in thousands):

                                            Interest  Maturity
Borrowing                                   Rate      Date      Balance

Fixed rate callable                         5.39%     6/03/02   $10,000
Fixed rate (monthly amortization)           6.55      2/22/06     1,230
Fixed rate (monthly amortization)           6.11      2/22/02       388

                                                                $11,618

The weighted average rate for all advances at September 30, 1998 was 5.54%.

Under the Advances, Security and Deposit Agreement, virtually all of the Bank's assets, not otherwise encumbered, are pledged as collateral for advances.

At September 30, 1998, annual repayments of FHLB advances, total $10,388,000 for the year ending September 30, 2002, and $1,230,000 for the year ending September 30, 2006.


Note 10 - Other Liabilities and Accrued Expenses

                                                     1998       1997

Federal income taxes                                 $   168    $   483
Accrued pension and profit sharing                       628        493
Accrued interest on deposits and FHLB advances            89        147
Accounts payable and accrued expenses - other            592        541

  Total                                               $1,477     $1,664

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


Timberland Bancorp, Inc.
September 30, 1998 and 1997


Note 11 - Federal Income Taxes

The Bank has qualified under provisions of the Internal Revenue Code that permit federal income taxes to be computed after deduction of additions to bad debt reserves. Accordingly, retained earnings include approximately $2,200,000 for which no provision for federal income taxes has been made. If in the future this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes at the current applicable rates would be imposed.

The components of the provision for income taxes at September 30 are as follows (dollars in thousands):

                                         1998        1997       1996

Current                                  $2,443      $1,872     $1,607
Deferred benefit                            (33)        (42)      (188)

  Total                                  $2,410      $1,830     $1,419

The components of the Company's deferred tax assets and liabilities at September 30 are as follows (dollars in thousands):

                                                       1998       1997

Deferred Tax Assets
  Accrued interest on loans                            $ 25       $ 87
  Depreciation                                           30         27
  Accrued vacation                                       26         24
  Deferred compensation                                  75         60
  Unearned ESOP shares                                   55        - -
  Allowance for loan losses                              63        - -
  Loans held for sale market value adjustment           - -          6
  Total deferred tax assets                             274        204

Deferred Tax Liabilities
  FHLB stock dividends                                  349        307
  Real estate sale, installment basis                    32         33
  Unrealized securities gains                            61        - -
  Other                                                 - -          4
  Total deferred tax liabilities                        442        344

  Net deferred tax liabilities                         $168       $140

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc.
September 30, 1998 and 1997

Note 11 - Federal Income Taxes (concluded)

The provision for federal income taxes differs from that computed at the statutory corporate tax rate as follows (dollars in thousands):

                         1998             1997              1996
                         Amount  Percent  Amount   Percent  Amount  Percent

Tax provision at
  statutory rate         $2,552   34.0%   $1,754    34.0%   $1,393   34.0%
Other - net                (142)  (1.9)       76     1.5        26     .6

     Total tax expense   $2,410   32.1%   $1,830    35.5%   $1,419   34.6%


Note 12 - Profit Sharing Plans

The Bank maintains a tax-qualified profit sharing plan for the benefit of all eligible employees who are at least 21 years of age and work a minimum of 501 hours. The Bank contributed $226,000, $172,000 and $178,000 to the plan for the years ended September 30, 1998, 1997 and 1996, respectively.
Contributions are made on a discretionary basis.

In addition, the Bank has an employee bonus plan based on net income. Bonuses accrued for the years ended September 30, 1998, 1997 and 1996 totaled $181,000, $144,000 and $107,000, respectively.


Note 13 - Employee Stock Ownership Plan

In 1998, the Bank established an Employee Stock Ownership Plan (ESOP) that benefits all employees with at least one year of service who are 21 years of age or older. The ESOP is funded by Bank contributions in cash or stock. Employee vesting occurs over six years. The amount of the annual contribution is discretionary, except that it must be sufficient to enable the ESOP to service its debt.

In January 1998 the ESOP borrowed $7,930,000 from the Company to purchase 529,000 shares of common stock of the Company. The loan will be repaid primarily from the Company's contributions to the ESOP over 15 years. The interest rate on the loan is 8.5%.

Shares held by the ESOP as of September 30, 1998 were classified as follows:

Unallocated shares                                                   502,550
Shares released for allocation                                        26,450

  Total ESOP shares                                                  529,000

The approximate fair market value of the Bank's unallocated shares (including those released for allocation) at September 30, 1998 is $7,633,000.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc.
September 30, 1998 and 1997


Note 14 - Deferred Compensation/Noncompetition Agreement and Severance Compensation Agreement

The Bank has a deferred compensation/noncompetition arrangement with its chief executive officer which will provide monthly payments of $1,600 if retirement occurs prior to age 65 or $2,000 per month if retirement occurs at age 65. Once payments have commenced they will continue until his death, at which time payments will continue to his surviving spouse until her death or for 60 months. The present value of the payments, based on the life expectancy of the chief executive officer, is being accrued based on a retirement age of 65 and is included in other liabilities in the consolidated financial statements. As of September 30, 1998 and 1997, $221,000 and $177,000, respectively, has been accrued under the agreement.

In connection with the January 1998 conversion, the Bank adopted an Employee Severance Compensation Plan, which expires in ten years, to provide benefits to eligible employees in the event of a change in control of the Company or the Bank (as defined in the plan). In general, all employees with two or more years of service will be eligible to participate in the plan. Under the plan, in the event of a change in control of the Company or the Bank, eligible employees who are terminated or who terminate employment (but only upon the occurrence of events specified in the plan) within 12 months of the effective date of a change in control would be entitled to a payment based on years of service with the Bank. The maximum payment for any eligible employee would be equal to 24 months of their current compensation.


Note 15 - Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines of the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance- sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below) of Tier 1 capital to average assets, and minimum ratios of Tier 1 and total capital to risk-weighted assets. Under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the table.

As of September 30, 1998, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc.
September 30, 1998 and 1997


Note 15 - Regulatory Matters (concluded)

The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                              To be Well
                                                              Capitalized
                                                              Under Prompt
                                              Capital         Corrective
                                              Adequacy        Action
                            Actual            Purposes        Provisions
                            Amount   Ratio    Amount   Ratio  Amount    Ratio
September 30, 1998
  Tier 1 capital (to
    average assets):
    Consolidated            $81,780  31.0%    $10,541  4.0%      N/A     N/A
    Timberland Savings
     Bank, SSB               53,865  22.4       9,636  4.0   $12,045     5.0%
    Tier 1 capital (to
      risk-weighted assets):
    Consolidated             81,780  49.9       6,560  4.0       N/A     N/A
    Timberland Savings
      Bank, SSB              53,865  33.4       6,453  4.0     9,680     6.0
  Total capital (to
    risk-weighted assets):
    Consolidated             83,508  50.9      13,121  8.0       N/A     N/A
    Timberland Savings
      Bank, SSB              55,593  33.9      12,906  8.0    16,133    10.0

September 30, 1997
  Tier 1 capital (to
   average assets):
    Timberland Savings
      Bank, SSB             $24,645  12.0%     $8,205  4.0%  $10,269     5.0%
  Tier 1 capital (to
   risk-weighted assets):
    Timberland Savings
      Bank, SSB              24,645  16.3       6,050  4.0     9,074     6.0
  Total capital (to
   risk-weighted assets):
    Timberland Savings
      Bank, SSB              26,361  17.4      12,099  8.0    15,124    10.0


Restrictions on Retained Earnings

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

At the time of conversion, the Bank established a liquidation account in an mount equal to its retained earnings as of June 30, 1997, the date of the latest statement of financial condition used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible withdrawable account holders who have maintained their deposit accounts in the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank (and only in such an event), eligible depositors who have continued to maintain accounts will be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock. The Bank may not declare or pay cash dividends if the effect thereof would reduce its regulatory capital below the amount required for the liquidation account.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc.
September 30, 1998 and 1997


Note 16 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheet - September 30, 1998
(Dollars in Thousands)

Assets
  Noninterest bearing deposits                                       $     3
  Interest bearing deposits                                            6,904
  Investments and mortgage-backed securities available for sale       13,222
  Loan receivable from Bank                                            7,697
  Investment in Bank                                                  53,865
  Other assets                                                           134

  Total assets                                                       $81,825

Liabilities and Shareholders' Equity
  Other liabilities and accrued expenses                             $    45
  Shareholders' equity                                                81,780

  Total liabilities and shareholders' equity                         $81,825

Condensed Statement of Income - Year Ended September 30, 1998
(Dollars in Thousands)

Operating Income
  Interest on investment and mortgage-backed securities              $   907
  Interest on loan receivable from Bank                                  469
  Dividends                                                               63
  Gain on sale of investment securities available for sale                22
  Total operating income                                               1,461

Operating Expenses                                                        70

     Income before income taxes and equity
     in undistributed income of Bank                                   1,391

Income Taxes                                                             473

     Income before equity in undistributed income of Bank                918

Equity in Undistributed Income of Bank                                 4,178

     Net income                                                       $5,096

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


Timberland Bancorp, Inc.
September 30, 1998 and 1997


Note 16 - Condensed Financial Information - Parent Company Only (concluded)

Condensed Statement of Cash Flows - Year Ended September 30, 1998
(Dollars in Thousands)

Cash Flows from Operating Activities
  Net income                                                        $  5,096
     Adjustments to reconcile net income to net cash provided:
          Equity in undistributed income of Bank                      (4,178)
          Gain on sale of securities available for sale                  (22)
          Accretion of discount on securities available for sale          (3)
          Other, net                                                    (115)
     Net cash provided by operating activities                           778

Cash Flows from Investing Activities
     Investment in Bank                                              (32,475)
  Purchases of securities available for sale                         (17,224)
     Proceeds from maturities of securities available for sale         3,700
     Proceeds from sale of securities available for sale                 403
     Funding provided to the Bank for purchase of common stock
       for ESOP                                                       (7,930)
     Principal repayments on loan receivable from the Bank               233
     Net cash used in investing activities                           (53,293)

Cash Flows from Financing Activities
  Proceeds from the issuance of common stock, net of related costs    64,950
     Repurchase of common stock                                       (4,735)
     Payment of dividends                                               (793)
     Net cash provided by financing activities                        59,422

     Net increase in cash                                              6,907

Cash and Due from Financial Institutions
  Beginning of year                                                      - -

  End of year                                                       $  6,907

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc.
September 30, 1998 and 1997


Note 17 - Earnings Per Share Disclosures

Information regarding the calculation of basic earnings per share for the year ended September 30, 1998 is as follows (dollars in thousands, except per share amount).

                                                  Weighted
                                                  Average
                                    Net Income    Shares            Per Share
                                    (Numerator)   (Denominator)     Amount

Basic earnings per share:
  Net income                        $5,096         6,036,597        $.84


The weighted average number of shares outstanding has been reduced by unallocated ESOP shares for this calculation. Diluted earnings per share are not applicable because the Company has no common stock equivalents outstanding.


Note 18 - Subsequent Event

Subsequent to September 30, 1998, the Company completed a repurchase of 5% of the outstanding common stock, or 314,094 shares, at an average price of $12.19 per share.


Note 19 - Fair Values of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of estimated fair values for financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. Major assumptions, methods, and fair value estimates for the Bank's significant financial instruments are set forth below:

   Cash and Due from Financial Institutions
   The recorded amount is a reasonable estimate of fair value.

   Investments, Mortgage-Backed Securities and Loans Held for Sale
   The fair value of investments, mortgage-backed securities and loans held for sale has been based on quoted market prices or dealer quotes.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc.
September 30, 1998 and 1997


Note 19 - Fair Values of Financial Instruments (concluded)

   Loans Receivable
   Fair values for loans are estimated for portfolios of loans with similar financial characteristics. Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities. Prepayments are based on the historical experience of the Bank.

   Deposits
   The fair value of deposits with no stated maturity date is included at the amount payable on demand. The fair value of fixed maturity certificates of deposit is estimated by discounting future cash flows using the rates currently offered by the Bank for deposits of similar remaining maturities.

   Federal Home Loan Bank Advances
   The fair value of borrowed funds is estimated by discounting the future cash flows of the borrowings at a rate which approximates the current offering rate of the borrowings with a comparable remaining life.

The estimated fair values of financial instruments at September 30, 1998 and 1997 were as follows (dollars in thousands):

                                1998                   1997
                                Recorded    Fair       Recorded    Fair
                                Amount      Value      Amount      Value

Financial Assets
  Cash and due from financial
    institutions                $ 21,784    $ 21,784   $ 11,446    $ 11,446
  Investments and mortgage
    backed securities             35,415      35,415      5,577       5,569
  Loans receivable               199,221     200,912    187,027     191,655

Financial Liabilities
  Deposits                      $170,834    $171,129   $173,003    $173,468
  Federal Home Loan Bank
    advances                      11,618      11,945     12,241      12,176

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc.
September 30, 1998 and 1997


Note 20 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data are presented for the quarters ended (dollars in thousands, except per share amounts):

                                December    March       June      September
                                31,         31,         30,       30,
                                1997        1998        1998      1998

Interest and dividend income    $4,655      $5,274      $5,319    $5,402
Interest expense                 2,241       2,019       1,928     1,956
  Net interest income            2,414       3,255       3,391     3,446

Provision for loan losses          (60)        (50)        (45)      (45)
Noninterest income                 324         457         418       341
Noninterest expense             (1,491)     (1,532)     (1,571)   (1,746)

  Income before income taxes     1,187       2,130       2,193     1,996

Provision for income taxes         383         716         742       569

  Net income                    $  804      $1,414      $1,451    $1,427

Basic earnings per share          $.13        $.23        $.24      $.24

                                December    March       June      September
                                31,         31,         30,       30,
                                1997        1998        1998      1998

Interest and dividend income    $4,441      $4,461      $4,468    $4,577
Interest expense                 2,067       2,072       2,098     2,149
  Net interest income            2,374       2,389       2,370     2,428

Provision for loan losses          (88)       (131)       (115)     (263)
Noninterest income                 233         307         297       398
Noninterest expense             (1,187)     (1,222)     (1,243)   (1,388)

  Income before income taxes     1,332       1,343       1,309     1,175

Provision for income taxes         485         502         447       396

  Net income                    $  847      $  841      $  862    $  779

Basic earnings per share           N/A         N/A         N/A       N/A

                         DIRECTORS AND OFFICERS
                        TIMBERLAND BANCORP, INC.

OFFICERS:

Clarence E. Hamre
President and Chief Executive Officer

Michael R. Sand
Executive Vice President

Paul G. MacLeod
Treasurer



DIRECTORS:

Clarence E. Hamre
Chairman of the Board, President and Chief Executive Officer of Timberland Bancorp, Inc. and Timberland Savings Bank

Michael R. Sand
Secretary, Executive Vice President of Timberland Bancorp, Inc. and Timberland Savings Bank

Peter J. Majar
Retired.  Former general manager of Hoquiam Plywood Co., Inc.

Robert Backstrom
Retired. Former owner of Price & Price Real Estate and Insurance

Richard R. Morris, Jr.
Retired. Former owner of Dick's Food Centers, Inc.

Alan E. Smith
Retired. Former owner of Harbor Drug, Inc, a retail pharmacy

James C. Mason
President and owner of Mason Timber Co.

Andrea M. Clinton
Owner of AMC Interiors

Jon C. Parker
Member the law firm of Parker, Johnson & Parker P.S.

                        CORPORATE INFORMATION


MAIN OFFICE                                  INDEPENDENT AUDITORS

624 Simpson Avenue                           Knight Vale & Gregory Inc., P.S.
Hoquiam, Washington 98550                    Tacoma, Washington
Telephone: (360) 533-4747


GENERAL COUNSEL                              SPECIAL COUNSEL

Parker Johnson & Parker PS                   Breyer & Associates PC
Hoquiam, Washington                          Washington, D.C.


TRANSFER AGENT

For stockholder inquiries concerning dividend checks, transferring ownership, address changes or lost or stolen certificates please contact our transfer agent:

American Stock Transfer & Trust Company
40 Wall Street, 46th Floor
New York, New York 10005
(800) 937-5449


ANNUAL MEETING

The Annual Meeting of Stockholder will be held at the Elks Lodge, 624 K Street, Hoquiam, Washington on Monday, January 25, 1999 at 1:00 p.m., Pacific Time.


10-K
INFORMATION A COPY OF THE FORM 10-K, INCLUDING CONSOLIDATED FINANCIAL STATEMENTS, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WILL BE FURNISHED WITHOUT CHARGE TO STOCKHOLDERS AS OF THE RECORD DATE FOR VOTING AT THE ANNUAL MEETING OF STOCKHOLDERS UPON WRITTEN REQUEST TO MICHAEL R. SAND, EXECUTIVE VICE PRESIDENT AND SECRETARY, TIMBERLAND BANCORP, INC., 624 SIMPSON AVENUE, HOQUIAM, WASHINGTON 98550.