Form 10-Q
period 1998-12-31
TIMBERLAND BANCORP INC
filed 1999-02-12
CIK 1046050

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December 31, 1998

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

                     624 Simpson Avenue, Hoquiam, Washington

                     (Address of principal executive office)

                                     98550

                                   (Zip Code)

                                (360) 533-4747
                   (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                   -----      -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      CLASS                       SHARES OUTSTANDING AT February 10, 1999
      -----                       ---------------------------------------
common stock, $.01 par value                    5,669,392

                                 INDEX

                                                                    Page
                                                                    ----
PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets                                 3

         Consolidated Statements of Income                           4

         Consolidated Statements of Shareholders' Equity             5

         Consolidated Statements of Cash Flows                       6-7

         Consolidated Statement of Comprehensive Income              8

         Notes to Consolidated Financial Statements (unaudited)      9-10

Item 2. Management's Discussion and Analysis of Financial Condition 10-18 and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk. 19

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                        19

Item 2.     Changes in Securities and Use of Proceeds                19

Item 3.     Defaults Upon Senior Securities                          19

Item 4.     Submission of Matters to a Vote of Security Holders      20

Item 5.     Other Information                                        21

Item 6.     Exhibits and Reports on Form 8-K                         21


SIGNATURES                                                           22

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
--------------------------------

                  TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                 December 31, 1998 and September 30, 1998
                               (unaudited)

                                     ASSETS

                                             December 31,       September 30,
                                                    1998                1998
                                             -------------------------------
 Cash and due from financial institutions:
Noninterest bearing deposits                 $  5,997,151        $ 7,039,152
Interest bearing deposits                       4,549,004         14,744,548
                                             -------------------------------
                                               10,546,155         21,783,700
                                             -------------------------------
Investments and mortgage-backed securities:
Available for sale                             43,875,152         35,415,199
                                             -------------------------------
Loans receivable                              194,328,905        192,735,300
Loans held for sale - at market value          12,814,712          8,213,741
Less:  Allowance for loan losses               (1,771,716)        (1,728,122)
                                             -------------------------------
                                              205,371,901        199,220,919
                                             -------------------------------
Accrued interest receivable                     1,353,207          1,389,399
Premises and fixed assets - net                 6,416,829          5,339,925
Real estate owned - net                         1,289,667          1,723,865
Other assets                                      603,455            835,515
                                             -------------------------------
      TOTAL ASSETS                           $ 269,456,366      $265,708,522
                                             -------------------------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                     $ 177,431,894      $170,833,817
Federal Home Loan Bank advances                 11,586,154        11,618,062
Other liabilities and accrued expenses           1,549,899         1,477,033
                                             -------------------------------
    TOTAL LIABILITIES                          190,567,947       183,928,912
                                             -------------------------------
SHAREHOLDERS' EQUITY
Common Stock, $.01 par value;
50,000,000 shares authorized;
6,612,500 shares issued, 5,967,781 and
6,281,875 shares outstanding, respectively.         59,678            62,819
Additional paid in capital                      56,337,427        60,183,217
Unearned Shares - Employee Stock Ownership
 Plan                                           (7,401,645)       (7,533,807)
Retained earnings                               29,906,392        28,947,783
Accumulated other comprehensive income
 (loss)                                            (13,433)          119,598
                                             -------------------------------
      TOTAL SHAREHOLDERS' EQUITY                78,888,419        81,779,610
                                             -------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                 $ 269,456,366     $ 265,708,522
                                             -------------------------------

See notes to unaudited consolidated financial statements

                 TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME
          For the three months ended December 31, 1998 and 1997
                             (unaudited)

                                            Three Months Ended December 31,
                                                   1998               1997
                                                 -------------------------
INTEREST AND DIVIDEND INCOME
Loans receivable                             $  4,792,642       $  4,331,706
Investments and mortgage-backed securities        394,962             58,304
Dividends                                         209,493             31,989
Financial institutions                            115,153            232,519
                                              ------------------------------
      TOTAL INTEREST INCOME                     5,512,250          4,654,518
                                              ------------------------------
INTEREST EXPENSE
Deposits                                        1,848,794          2,066,508
Federal Home Loan Bank advances                   166,332            174,142
                                              ------------------------------
      TOTAL INTEREST EXPENSE                    2,015,126          2,240,650
                                              ------------------------------
      NET INTEREST INCOME                       3,497,124          2,413,868

PROVISION FOR LOAN LOSSES                          43,593             60,000
                                              ------------------------------
      Net interest income after
       provision for loan losses                3,453,531          2,353,868

NONINTEREST INCOME
Service charges on deposits                        85,040             87,310
Gain on sale of loans - net                        32,917             80,188
Other fees                                         67,530             52,111
Income (loss) on operations of real
 estate - net                                     (19,260)            (1,859)
Escrow and annuity fees                            65,051             41,159
Servicing income on loans sold                         45             46,444
Other                                              22,989             18,943
                                              ------------------------------
      TOTAL NONINTEREST INCOME                    254,312            324,296
                                              ------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits                  1,051,163            838,663
Premises and fixed assets                         220,044            182,927
Deposit insurance premiums                         23,617             25,991
Advertising                                        55,985             72,287
Other                                             380,504            370,999
                                              ------------------------------
      TOTAL NONINTEREST EXPENSE                 1,731,313          1,490,867
                                              ------------------------------
      INCOME BEFORE INCOME TAXES                1,976,530          1,187,297
PROVISION FOR INCOME TAXES                        659,856            383,347
                                              ------------------------------
      NET INCOME                              $ 1,316,674         $  803,950

Basic earnings per common share (1)           $      0.24                N/A
Weighted average shares outstanding (2)         5,478,514                N/A
                                              ------------------------------

(1) Per share information for prior periods is not applicable as the Company did not complete its stock offering until January 12, 1998. Diluted earnings per share is not applicable because the Company has no common stock equivalents outstanding.

(2) Unearned ESOP shares are not considered outstanding (see Note 3).

See notes to unaudited consolidated financial statements


TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the year ended September 30, 1998 and the three months ended December 31, 1998
(unaudited)

                                                                                   Accumu-
                                                                                   lated
                                                                                   Other
                                                                                   Compre-    Total
                   Common      Common      Additional   Unearned                   hensive    Share-
                   Stock       Stock       Paid in      ESOP          Retained     Income     holders
                   Shares(1)   Amount($)   Capital($)   Shares($)     Earnings($) (Loss)    Equity($)
                   ---------   ---------   -----------  ---------     -----------  ---------  ---------

Balance,
September 30,
1997                       --  $    --  $        --   $         --   $24,644,885   $    --   $24,644,885
 Net income                                                            5,096,398               5,096,398
 Issuance of
  Common Stock
   related to
   Conversion       6,612,500   66,125   64,883,875                                           64,950,000
Shares acquired
 for ESOP                                               (7,930,307)                           (7,930,307)
Payment of
  Dividend                                                              (793,500)               (793,500)
Repurchase of
 Common Stock        (330,625)  (3,306)  (4,731,694)                                          (4,735,000)
ESOP
 Compensation
 Expense (2)                               31,036        396,500                                 427,536
Net Unrealized
 gain on
 available for
 sale investments                                                                   119,598      119,598
                    ------------------------------------------------------------------------------------
Balance,
September 30,
1998                6,281,875  $62,819  $60,183,217   $ (7,533,807)  $28,947,783   $119,598  $81,779,610
                    ------------------------------------------------------------------------------------
Balance,
September 30,
1998                6,281,875   62,819   60,183,217     (7,533,807)   28,947,783    119,598  $81,779,610
 Net Income                                                            1,316,674               1,316,674
 Repurchase of
  Common Stock       (314,094)  (3,141)  (3,824,926)                                          (3,828,067)
  Payment of
   Dividend                                                             (358,065)               (358,065)
 ESOP
  Compensation
  Expense (2)                               (20,864)       132,162                               111,298
  Net Unrealized
   loss On
   available for
   sale securities                                                                 (133,031)    (133,031)
                  --------------------------------------------------------------------------------------
Balance,
December 31, 1998   5,967,781  $59,678  $56,337,427   $ (7,401,645)  $29,906,392   $(13,433) $78,888,419
                  --------------------------------------------------------------------------------------

----------------------
(1) Unearned ESOP Shares are not considered outstanding for the purpose of computing earnings per share.
They are however considered outstanding for legal purposes.

(2) The release of ESOP shares resulted in a market value adjustment to additional paid in capital.

                                                         5

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Three months ended December 31, 1998 and 1997
                              (unaudited)

                                                    Three Months Ended
                                                        December 31,
                                                        ------------
                                                1998                   1997
                                                ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                      $  1,316,674    $   803,950
                                                ---------------------------
Noncash revenues, expenses, gains and
 losses included in income:
      Depreciation                                    85,420         84,910
      Deferred federal income taxes                   68,531             --
      Federal Home Loan Bank stock dividends         (33,400)       (31,900)
      Market value adjustment - loans held for
       sale                                            1,461        (12,439)
      Noncash compensation expense related to
       ESOP benefit                                  111,298             --
      Loss on sale of other real estate owned, net     2,373             --
      Provision for loan and other real estate
       owned losses                                   57,093         59,526
Net increase in loans originated for sale         (4,602,432)       (29,147)
Net Decrease (increase) in other assets              268,252       (429,088)
Increase (decrease) in other liabilities and
 accrued expenses, net                                72,866       (108,368)
                                                ---------------------------
                                                 (3,968,538)       (466,506)
                                                ---------------------------
NET CASH (USED) PROVIDED BY OPERATING
 ACTIVITIES                                      (2,651,864)        337,444
                                                ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities
 held to maturity                                        --         412,587
Purchase of securities available for sale       (15,129,459)             --
Proceeds from maturities of securities
 available for sale                               6,501,346              --
Increase in loans receivable, net                (1,593,604)       (281,950)
Additions to premises and fixed assets, net      (1,162,324)        (99,724)
Additions to other real estate owned               (207,294)     (3,049,693)
Dispositions of other real estate owned             625,619           1,724
                                                ---------------------------
      NET CASH USED BY INVESTING ACTIVITIES     (10,965,716)     (3,017,056)
                                                ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in certificates of
 deposit, net                                     5,391,424      (5,113,226)
Increase in other deposits, net                   1,206,653      86,171,918
Decrease in Federal Home Loan Bank advances,
 net                                                (31,908)        (29,276)
Repurchase of common stock                       (3,828,067)             --
Payment of Dividend                                (358,067)             --
                                                ---------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES   2,380,035      81,029,416
                                                ---------------------------
      NET (DECREASE) INCREASE IN CASH           (11,237,545)     78,349,804
Cash and due from financial institutions,
 Beginning                                       21,783,700      11,446,455
                                                ---------------------------
Cash and due from financial institutions,
 Ending                                         $10,546,155     $89,796,259
                                                ---------------------------

See notes to unaudited consolidated financial statements
                                                                (continued)

                                           Three months ended December 31,
                                           1998                      1997
                                           ------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
Income taxes paid                          $         --        $  252,289
Interest paid                                 2,015,670         2,192,717

SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING ACTIVITIES
Loans transferred to real estate owned           93,763         2,964,261
Market Value adjustment of investments
 held for sale                                 (201,562)               --
Deferred federal income taxes on market
 value adjustment of investments held
 for sale                                        68,531                --

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the three months ended December 31, 1998 and 1997
(unaudited)

                                            Three months ended December 31,
                                            1998                       1997
                                            -------------------------------
Comprehensive Income:
  Net income                                $ 1,316,674        $   803,950
  Change in unrealized gain (losses)
   on securities available for sale,
   net of tax                                  (133,031)                --
                                            ------------------------------
Comprehensive income                        $ 1,183,643          $ 803,950

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with the instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(3) EARNINGS PER SHARE
The basic earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At December 31, 1998, there were 502,550 shares that had not been allocated. Diluted earnings per share are not applicable because the Company had no common stock equivalents outstanding.

(4)  DIVIDEND
On January 25, 1999, the Company declared a quarterly cash dividend of $.06 per common share. The dividend is to be paid February 19, 1999, to shareholders of record as of the close of business February 5, 1999.

(5)  COMMON STOCK REPURCHASE
On January 29, 1999, the Company announced that it would repurchase up to 5% of its outstanding common shares, or 298,389 shares. On February 3, 1999, the Company announced the completion of the previously announced stock repurchase program, at an average price of $12.375 per share. On February 5, 1999, the Company announced that it would repurchase up to 5% of its outstanding common shares, or 283,470 shares.

(6) ACCOUNTING CHANGES
ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLANS. In November 1993 the American Institute of Certified Public Accountants issued SOP 93-6, which requires an employer to record compensation expense in an amount equal to the fair value of shares committed to be released to employees from an employee stock ownership plan and to exclude unearned shares from earnings per share computations. The effect of SOP 93-6 on net income and book value per share in future periods cannot be predicted due to the uncertainty of the fair value of the shares at the time they will be committed to be released. Subsequent to the Bank's conversion to stock ownership on January 12, 1998, the Company acquired 529,000 shares for the Bank's employee stock ownership plan.

EARNINGS PER SHARE. Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," issued in February 1997, establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly-held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and requires the dual presentation of basic and diluted EPS on the face of the income statement. SFAS No. 128 is effective for the financial statements for the periods ending after December 15, 1997. SFAS No. 128 requires restatement of all prior period EPS data presented. Subsequent to the Bank's conversion to stock ownership on January 12, 1998, the Company adopted SFAS No. 128 for all future periods.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATION
          --------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three months ended December 31, 1998.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1998 TOTAL ASSETS: Total assets increased 1.4% from $265.7 million at September 30, 1998 to $269.5 million at December 31, 1998, primarily as a result of an increase in loans receivable, net, which was funded by increased deposits.

CASH AND DUE FROM FINANCIAL INSTITUTIONS: Cash and due from financial institutions decreased by 51.6% from $21.8 million at September 30, 1998 to $10.5 million at December 31, 1998. This decrease is primarily due to a portion of these funds being invested into mutual funds, mortgage-backed securities, and U.S. Agency securities.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES: Investments and mortgage-backed securities increased by 23.9% from $35.4 million at September 30, 1998 to $43.9 million at December 31, 1998. This increase is attributable primarily to a portion of funds previously held with financial institutions being invested into these assets.

LOANS RECEIVABLE, AND LOANS HELD-FOR-SALE, NET OF ALLOWANCE FOR LOAN LOSSES:
Loans receivable, including loans held-for-sale, net, increased by 3.1% from $199.2 million at September 30, 1998 to $205.4 million at December 31, 1998. This increase is primarily a result of an increase in one-to-four family mortgage loans, construction loans, and commercial business loans held in the Bank's portfolio.

PREMISES AND FIXED ASSETS: Premises and fixed assets increased by 20.2% from $5.3 million at September 30, 1998 to $6.4 million at December 31, 1998. This increase is primarily a result of the Bank acquiring three properties for future branch locations.

REAL ESTATE OWNED, NET: Real estate owned, net, decreased from $1.7 million at September 30, 1997 to $1.3 million at December 31, 1998. This decrease is primarily attributable to a $373,000 decrease in the real estate owned balance of the condominium project that the Bank accepted a deed in lieu of foreclosure on in November 1997. For additional information see "Non Performing Assets" section.

DEPOSITS: Deposits increased by 3.9% from $170.8 million at September 30, 1998 to $177.4 million at December 31, 1998. This increase is primarily attributable to growth of $5.4 million in the Bank's certificate of deposit accounts and smaller increases in NOW accounts and money market accounts.

SHAREHOLDERS' EQUITY: Total shareholders' equity decreased 3.5% from $81.8 million at September 30, 1998 to $78.9 million at December 31, 1998, primarily as a result of using $3.8 million to repurchase 5% of the Company's shares in October, and is partially offset by net income of $1.3 million (less dividends paid of $358,000.)

NON PERFORMING ASSETS
---------------------
The following table sets forth information with respect to the Company's nonperforming assets at December 31, 1998 and September 30, 1998.

                                        At December 31,      At September 30,
                                                  1998                  1998
                                        --------------       ---------------
                                               (Dollars in thousands)
Loans accounted for on a nonaccrual
 basis:
Mortgage loans:
   One-to-four family                   $     955            $      996
   Commercial                               2,917                 2,919
   Land                                       334                   397
Consumer loans                                 91                    17
Commercial Business Loans                      --                    81
                                        ---------            ----------
      Total                                 4,297                 4,410

Accruing loans which are
 contractually past due 90
 days or more:
Mortgage loans:
  Construction and land development           397                   396
                                        ---------            ----------
      Total                                   397                   396

Total of nonaccrual and
90 days past due loans                  $   4,694            $    4,806

Real estate owned and other
repossessed assets                          1,290                 1,724
                                        ---------            ----------
      Total nonperforming assets        $   5,984            $    6,530

Restructured loans                            235                   236

Nonaccrual and 90 days or more past
due loans as a percentage of loans
receivable, (including loans held
for sale)(1)                                 2.27%                 2.39%

Nonaccrual and 90 days or more past
due loans as a percentage of total
assets                                       1.74%                 1.81%

Nonperforming assets as a percentage
of total assets                              2.22%                 2.46%

Loans receivable, (including loans
held for sale) (1)                      $ 207,144            $  200,949
                                        ---------            ----------
Total assets                            $ 269,456            $  265,709
                                        ---------            ----------
--------------
(1)  Loans receivable is before the allowance for loan losses

The following is a discussion of the Company's major problem assets at December 31, 1998:

Convenience store/retail space and mini-storage, Kitsap County, Washington. The Bank has two loans that were originated in 1996 on two separate properties: a convenience store combined with retail space and a 436 unit mini storage facility. These two loans had a combined balance of $2.9 million at December 31, 1998. These loans became delinquent primarily because of a dispute between the two borrowers. These loans were classified as "substandard" at December 31, 1998. The Bank initiated foreclosure proceedings which were stayed due to a bankruptcy filing by the borrowers in January of 1998. The bankruptcy has been dismissed and foreclosure is in progress. Although no assurances can be given, the Bank does not expect to incur any material loss on these two loans.

Real Estate Owned: Condominiums, Southern King County, Washington. On November 7, 1997 the Bank accepted a deed in lieu of foreclosure on two delinquent loans for the construction and sale of a 61-unit condominium complex. They were classified by the Bank as "Real Estate Owned" of $379,000 at December 31, 1998. The Bank has been actively marketing the project and, as of February 3, 1999, 27 of the 30 units had sold and the remaining Real Estate Owned balance was $393,000. Although no assurances can be give the Bank does not expect to incur any material losses on the disposition of these assets based on the prices at which the units are selling.

LOANS RECEIVABLE
----------------

The following table sets forth the composition of the Company's loan portfolio by type of loan.

                                      At December 31,     At September 30,
                                           1998                 1998
                                    Amount      Percent   Amount     Percent
                                    -------------------   ------------------
                                            (Dollars In thousands)
Mortgage Loans:
  One-to-four family (1)            $ 104,149     44.04%  $ 100,921    43.48%
  Multi family                         11,530      4.88      12,432     5.36
  Commercial                           33,349     14.10      32,906    14.18
  Construction and
    land development                   64,652     27.34      64,172    27.65
  Land                                  8,088      3.42       7,749     3.34
                                    ---------    ------   ---------   ------
    Total mortgage loans              221,768     93.78     218,180    94.01
Consumer Loans:
  Home equity and second mortgage       8,514      3.60       8,740     3.77
  Other                                 4,144      1.76       4,066     1.74
                                    ---------    ------   ---------   ------
                                       12,658      5.36      12,806     5.51
Commercial business loans               2,036      0.86       1,105     0.48
                                    ---------    ------   ---------   ------
      Total loans                     236,462    100.00%    232,091   100.00%
                                                 ------               ------
Less:
  Undisbursed portion of loans
    in process                        (26,976)              (28,886)
  Unearned income                      (2,341)               (2,256)
  Allowance for loan losses            (1,772)               (1,728)
  Market value adjustment of loans                               --
    held-for-sale                          (1)                   --
                                    ---------             ---------
    Total loans receivable, net     $ 205,372             $ 199,221
                                    ---------             ---------
----------------
(1)   Includes loans held-for-sale.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1998

NET INCOME: Net income increased 63.8% from $804,000 for the three months ended December 31, 1997 to $1.3 million for the three months ended December 31, 1998. Basic earnings per share for the current quarter were $.24. Earnings per share for the prior comparative period are not applicable because the Company had no stock issued and outstanding at that time.

NET INTEREST INCOME: Net interest income increased 44.9% from $2.4 million for the three months ended December 31, 1997 to $3.5 million for the three months ended December 31, 1998.

Total interest income increased 18.4% from $4.7 million for the three months ended December 31, 1997 to $5.5 million for the three months ended December 31, 1998. The increases are primarily a result of a $461,000 increase in interest from loans receivable and a $397,000 net increase in interest and dividends from investment securities and financial institutions. The Company had higher average balances for the quarter in loans receivable due to loan growth and higher average balances in investments securities and funds held with financial institutions due to a portion of the net proceeds from the stock conversion being invested in these assets.

Total interest expense decreased 10.1% from $2.2 million for the three months ended December 31, 1997 to $2.0 million for the three months ended December 31, 1998, primarily as a result of a decrease in the average balance of interest bearing deposit accounts from $183.1 million for the quarter ending December 31, 1997 to $163.5 million for the quarter December 31, 1998. The average interest bearing deposit balance for the quarter ending December 31, 1997 was higher primarily due to funds received for stock orders in December 1997.

PROVISION FOR LOAN LOSSES: The provision for loan losses decreased from $60,000 for the three months ended December 31, 1997 to $44,000 for the three months ended December 31, 1998. Management decreased the provision for loan losses because it deemed the general loan loss reserves of $1.8 million at December 31, 1998 (.86% of loans receivable, net and 37.8% of non-performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date.

NONINTEREST INCOME: Total noninterest income decreased 21.6% from $324,000 for the three months ended December 31, 1997 to $254,000 for the three months ended December 31, 1998. This decrease is primarily as a result of a $47,000 decrease in gain on sale of loans and $46,000 decrease in servicing income on loans sold, and is partially offset by a $24,000 increase in escrow fees.

NONINTEREST EXPENSE: Total noninterest expense increased 16.1% from $1.5 million for the three months ended December 31, 1997 to $1.7 million for the three months ended December 31, 1998. The largest portion of this increase is a result of increased salary and employee benefit expense, which increased from $839,000 for the three months ended December 31, 1997 to $1.1 million for the three months ended December 31, 1998. The release of ESOP shares accounted for $79,000 of the increased compensation expense. The remaining portion of the increased compensation expense is a result of adding additional employees and cost of living increases for current employees. The number of full-time equivalent employees increased from 90 at December 31, 1997 to 97 at December 31, 1998 as a result of restructuring the loan department and the loan servicing department, hiring three commercial loan officers, hiring additional personnel for the Auburn Escrow department and elevating several part-time positions to full-time positions.

PROVISION FOR INCOME TAXES: The provision for income taxes increased from $383,000 for the three months ended December 31, 1997 to $660,000 for the three months ended December 31, 1998 primarily as a result of higher income before income taxes.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 1998, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 23.0%. At December 31, 1998, the Bank also maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of $49.1 million, under which $11.6 million was outstanding.

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

The Bank's primary investing activity is the origination of one- to- four family mortgage loans and construction and land development loans. At December 31, 1998, the Bank had loan commitments totaling $15.8 million and undisbursed loans in process totaling $27.0 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 1998 totaled $72.2 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

Federally-insured state-chartered banks are required to maintained minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (I) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At December 31, 1998, the Bank was in compliance with all applicable capital requirements. For additional details see "Regulatory Capital".

REGULATORY CAPITAL
------------------

The following table compares the Bank's regulatory capital at December 31, 1998 to its minimum regulatory capital requirements at that date (dollars in thousands):

                                                            Percent of
                                                            Adjusted Total
                                         Amount             Assets (1)
                                         ------             --------------
GAAP capital                            $ 54,961                 21.72%

Tier 1 (leverage) capital               $ 54,821                 22.02%
Tier 1 (leverage) capital requirement      9,956                  4.00
                                        --------                 -----
Excess                                    44,865                 18.02%

Tier 1 risk adjusted capital            $ 54,821                 31.29%
Tier 1 risk adjusted capital requirement   7,008                  4.00
                                        --------                 -----
Excess                                  $ 47,813                 27.29%

Total risk based capital                $ 56,593                 32.30%
Total risk based capital requirement      14,016                  8.00
                                        --------                 -----
Excess                                  $ 42,577                 24.30%

-------------------
(1) For the Tier 1 (leverage) capital and Washington regulatory capital calculations, percent of total average assets of $248.9 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $175.2 million.

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                              KEY FINANCIAL RATIOS
                  (Dollars in thousands, except per share data)

                                   (unaudited)

                                  Three Months Ended December 31,
                                        1998              1997
                                        ----------------------
PERFORMANCE RATIOS:
Return on average assets (1)            1.97%               1.41%
Return on average equity (1)            6.70%              12.84%
Net interest margin                     5.46%               4.48%
Efficiency ratio                       46.68%              55.68%


                                   December 31,           September 30,
                                          1998                    1998
                                   -----------------------------------
ASSET QUALITY RATIOS:
Non-performing loans                  $  4,694              $    4,806
Total non-performing assets              5,984                   6,530
Non-performing assets to total assets     2.22%                   2.46%
Allowance for loan losses to
  non-performing loans                   37.75%                  35.96%

BOOK VALUE PER SHARE (2)              $  13.22               $   13.02

---------------
(1)   Annualized
(2) Calculation includes ESOP shares not committed to be released

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

The Bank also uses software from third party vendors for applications such as accounts payable, fixed assets, loan processing, and wire transfers. The Bank has received Year 2000 compliant software updates for all mission critical software.

The Bank's Year 2000 committee is also in the process of addressing the credit risk within the Bank's lending activities. The Bank realizes that current and prospective commercial borrowers, like itself, must address the Year 2000 issue. Recently, the Bank sent out questionnaires to its largest commercial borrowers asking them if they were aware of the Year 2000 issues and if they were taking steps to address the issue. The Bank has received responses back from approximately half of the commercial borrowers. All responses have indicated that borrowers are aware of the Year 2000 issue and are taking the necessary steps to prepare for it or that they have no mission critical computer systems. In addition, when underwriting a prospective commercial loan, the Bank considers what effect, if any, the Year 2000 issue may have on the business of the prospective borrower as well as the borrower's ability to meet its contractual obligations with the Bank in the event the Year 2000 issue affects the borrower's business.

The Bank's Year 2000 committee is currently developing contingency plans for other areas which may be affected by Year 2000 issues, such as the loss of electrical power for sustained periods.

The Bank has budgeted approximately $162,000 towards its Year 2000 compliance efforts. To date, the Bank has expended approximately $112,000 towards Year 2000 compliance issues. The Bank does not believe that the ultimate costs associated with its Year 2000 compliance efforts will be material to the Bank. However, no assurances can be given that such costs will not be higher and have a material adverse effect on the Bank's financial condition and results of operations.

The above discussion contains certain forward-looking statements. The discussion is based on the Bank's current assessment and is subject to uncertainties that could cause the implementation schedule, the costs and the results contemplated by the plan to differ materially from the Bank's expectation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
There were no material changes in information about market risk that was provided in the Company's Form 10-K for the Fiscal Year Ended September 30, 1998.

PART II.   OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS
-------------------------------
Neither the Company nor the Bank is a party to any material legal proceedings at this time. Further, neither the Company nor the Bank is aware of the threat of any such proceedings. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------
Change in Securities -- None to be reported.
Use of proceeds -- None to be reported.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
-------------------------------------------
None to be reported.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------
The annual Meeting of Shareholders of the Company was held on January 25, 1999. The results of the vote on the matters presented at the meeting is as follows:

1. The following individuals were elected as directors:

                                    For                    Withheld
                                    ---                    --------
                        No. of Votes   Percentage  No. of Votes   Percentage
                        -------------------------  -------------------------
Clarence E. Hamre       5,268,186         96.46%      193,368        3.54%
(one-year term)

Andrea M. Clinton       5,230,651         95.77%      230,903        4.23%
(one-year term)

Robert Backstrom        5,250,851         96.14%      210,703        3.86%
(one-year term)

Michael R. Sand         5,279,351         96.66%      182,203        3.34%
(two-year term)

Alan E. Smith           5,271,176         96.51%      190,378        3.49%
(two-year term)

Peter J. Majar          5,256,376         96.24%      205,178        3.76%
(two-year term)

Richard R. Morris, Jr.  5,257,891         96.27%      203,663        3.73%
(three-year term)

Jon C. Parker           5,231,610         95.79%      229,944        4.21%
(three-year term)

James C. Mason          5,345,950         97.88%      115,604        2.12%
(three-year term)

2. The Timberland Bancorp, Inc. 1999 Stock Option Plan was approved by the following votes:

For          2,896,361        76.79%
Against        783,970        20.78%
Abstain         91,572         2.43%

3. The Timberland Bancorp, Inc. 1999 Management Recognition and Development Plan was approved by the following votes:

For          3,059,031        80.47%
Against        685,009        18.02%
Abstain         57,277         1.51%

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

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Timberland Bancorp, Inc.

Date: February 10, 1999           By:  /s/ Clarence E. Hamre
                                        --------------------------
                                        Clarence E. Hamre
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Date: February 10, 1999           By:   /s/ Michael R. Sand
                                        --------------------------
                                        Michael R. Sand
                                        Executive Vice President and Chief
                                        Financial Officer
                                        (Principal Financial Officer)