Form 10-Q
period 1999-03-31
TIMBERLAND BANCORP INC
filed 1999-05-12
CIK 1046050

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1999

                                   OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Transition Period From       to      .
                                            -----    -----
                     Commission file number 0-23333

                        TIMBERLAND BANCORP, INC.
         (Exact name of registrant as specified in its charter)

               Washington                 91-1863696
        (State of Incorporation)(IRS Employer Identification No.)

                 624 Simpson Avenue, Hoquiam, Washington
                 (Address of principal executive office)

                                  98550
                               (Zip Code)

                             (360) 533-4747
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS                       SHARES OUTSTANDING AT May 10, 1999
     -----                      ----------------------------------
common stock, $.01 par value                  5,385,922

                                  INDEX

                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements (unaudited)

             Consolidated Balance Sheets                                    3

             Consolidated Statements of Income                              4

             Consolidated Statements of Shareholders' Equity                5

             Consolidated Statements of Cash Flows                        6-7

             Consolidated Statement of Comprehensive Income                 8

             Notes to Consolidated Financial Statements (unaudited)      9-11

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                  11-12

     Item 3. Quantitative and Qualitative Disclosures about Market Risk.   21


PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings                                             21

     Item 2. Changes in Securities and Use of Proceeds                     21

     Item 3. Defaults Upon Senior Securities                               21

     Item 4. Submission of Matters to a Vote of Security Holders           22

     Item 5. Other Information                                             22

     Item 6. Exhibits and Reports on Form 8-K                              22

SIGNATURES                                                                 23

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------
                 TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                  March 31, 1999 and September 30, 1998
                               (unaudited)

                                 ASSETS
                                            March 31,           September 30,
                                              1999                  1998
                                            ---------------------------------
Cash and due from financial institutions:
Noninterest bearing deposits                $  5,826,591       $    7,039,152
Interest bearing deposits                      2,419,430           14,744,548
                                            ---------------------------------
                                               8,246,021           21,783,700
                                            ---------------------------------
Investments and mortgage-backed securities:
Available for sale                            34,295,522           35,415,199
                                            ---------------------------------

Loans receivable                             195,301,107          192,735,300
Loans held for sale - at market value         18,208,833            8,213,741
Less:  Allowance for loan losses              (1,791,716)          (1,728,122)
                                            ---------------------------------
                                             211,718,224          199,220,919
                                            ---------------------------------
Accrued interest receivable                    1,390,083            1,389,399
Premises and fixed assets - net                6,473,405            5,339,925
Real estate owned - net                        1,223,172            1,723,865
Other assets                                     612,958              835,515
                                            ---------------------------------
     TOTAL ASSETS                          $ 263,959,385         $265,708,522
                                            ---------------------------------

                  LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits                                   $ 176,381,410         $170,833,817
Federal Home Loan Bank advances               13,553,290           11,618,062
Other liabilities and accrued expenses         1,246,049            1,477,033
                                            ---------------------------------
     TOTAL LIABILITIES                       191,180,749          183,928,912
                                            ---------------------------------
SHAREHOLDERS' EQUITY
Common Stock, $.01 par value;
50,000,000 shares authorized;
6,612,500 shares issued,
5,385,922 and 6,281,875 shares
outstanding, respectively.                        53,859               62,819
Additional paid in capital                    49,101,186           60,183,217
Unearned Shares - Employee Stock
Ownership Plan                                (7,269,484)          (7,533,807)
Retained earnings                             30,968,369           28,947,783
Accumulated other comprehensive
income (loss)                                    (75,294)             119,598
                                            ---------------------------------
     TOTAL SHAREHOLDERS' EQUITY               72,778,636           81,779,610
                                            ---------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                               $  263,959,385         $265,708,522
                                            ---------------------------------

See notes to unaudited consolidated financial statements




                                       TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF INCOME
                                For the three months and six months ended March 31, 1999 and 1998
                                                             (unaudited)

                                              Three Months Ended March   31,     Six Months Ended March 31,
                                                1999                1998          1999              1998
                                             -------------------------------    ---------------------------
INTEREST AND DIVIDEND INCOME
Loans receivable                             $  5,128,587     $    4,345,333    $ 9,921,229     $ 8,677,039

Investments and mortgage-backed securities        333,705            222,295        728,667         280,599
Dividends                                         233,448             30,925        442,941          62,914
Financial institutions                             46,354            675,482        161,507         908,001
                                                -----------------------------------------------------------
     TOTAL INTEREST INCOME                      5,742,094          5,274,035     11,254,344       9,928,553
                                                -----------------------------------------------------------
INTEREST EXPENSE
Deposits                                        1,797,440          1,849,042      3,646,234       3,915,550
Federal Home Loan Bank advances                   187,131            169,894        353,463         344,036
                                                -----------------------------------------------------------
     TOTAL INTEREST EXPENSE                     1,984,571          2,018,936      3,999,697       4,259,586
                                                -----------------------------------------------------------
     NET INTEREST INCOME                        3,757,523          3,255,099      7,254,647       5,668,967

PROVISION FOR LOAN LOSSES                          30,000             50,000         73,593         110,000
                                                -----------------------------------------------------------
     Net interest income after
     provision for loan losses                  3,727,523          3,205,099      7,181,054       5,558,967

NONINTEREST INCOME
Service charges on deposits                       108,993             82,818        194,033         170,128
Gain on sale of loans-net                           5,448             98,315         39,825         166,064
Market value (writedown) recovery
on loans held for sale                            (34,956)             5,207        (36,416)         17,646
Gain on sale of securities                          1,585                 --          1,585              --

Other fees                                         77,043             79,881        144,573         131,992
Income (loss) on operations of real estate - net  (12,163)               444        (31,423)         (1,415)
Escrow fees                                        58,798             57,742        123,849          98,901
Servicing income (loss) on loans sold             (28,334)           113,525        (28,289)        159,969
Other                                              27,919             19,213         50,908          38,156
                                               ------------------------------------------------------------
     TOTAL NONINTEREST INCOME                     204,333            457,145        458,645         781,441
                                               ------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits                  1,057,196            971,923      2,108,359       1,810,586
Premises and fixed assets                         214,377            197,081        434,421         380,008
Deposit insurance premiums                         25,586             26,710         49,203          52,701
Advertising                                        63,915             52,255        119,900         124,542
Other                                             447,493            284,300        827,997         655,299
                                               ------------------------------------------------------------
     TOTAL NONINTEREST EXPENSE                  1,808,567          1,532,269      3,539,880       3,023,136
                                               ------------------------------------------------------------
     INCOME BEFORE INCOME TAXES                 2,123,289          2,129,975      4,099,819       3,317,272
PROVISION FOR INCOME TAXES                        707,445            716,053      1,367,301       1,099,400
                                               ------------------------------------------------------------
     NET INCOME                               $ 1,415,844        $ 1,413,922    $ 2,732,518     $ 2,217,872
                                               ============================================================
Earnings per common share:
     Basic                                     $     0.28        $      0.23    $      0.51     $      0.36
     Diluted                                   $     0.28        $      0.23    $      0.51     $      0.36

Weighted average shares outstanding (1):
     Basic                                      5,143,479          6,083,613      5,312,837       6,083,613
     Diluted                                    5,145,777          6,083,613      5,315,135       6,083,613

(1)  Unallocated ESOP shares are not considered outstanding (see Note 3).

See notes to unaudited consolidated financial statements

                                                         4

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the year ended September 30, 1998 and the six months ended March 31, 1999
(unaudited)


                                                                                        Accumu-
                                                                                        lated
                                                                                        Other
                                                      Addi-                             Compre-   Total
                                 Common      Common   tional    Unearned                hensive   Share-
                                 Stock       Stock    Paid in     ESOP     Retained     Income    holders
                                 Shares(1)   Amount   Capital    Shares    Earnings     (Loss)    Equity
                                 ----------  ------   -------   --------   --------    --------   --------
Balance, September 30, 1997         --      $    --  $    --     $   --    $24,644,885  $   --  $24,644,885
 Net income                                                                  5,096,398            5,096,398
 Issuance of Common Stock       6,612,500   66,125  64,883,875                                   64,950,000
  related to Conversion
 Shares acquired for ESOP                                       (7,930,307)                      (7,930,307)
Payment of Dividend                                                           (793,500)            (793,500)
Repurchase of Common Stock       (330,625)  (3,306) (4,731,694)                                  (4,735,000)
ESOP Compensation Expense (2)                           31,036     396,500                          427,536
Net Unrealized gain
 on available for sale
 securities                                                                             119,598     119,598
                                ---------------------------------------------------------------------------
Balance, September 30, 1998     6,281,875  $62,819  $60,183,217$(7,533,807)$28,947,783 $119,598 $81,779,610
                                ---------------------------------------------------------------------------
Balance, September 30, 1998     6,281,875   62,819   60,183,217 (7,533,807) 28,947,783  119,598 $81,779,610
 Net Income                                                                  2,732,518            2,732,518
  Repurchase of Common Stock     (895,953)  (8,960) (11,035,381)                                (11,044,341)
  Payment of Dividend                                                         (711,932)            (711,932)
  ESOP Compensation Expense (2)                         (46,650)   264,323                          217,673
  Net Unrealized loss
   On available for sale
   securities                                                     (194,892)   (194,892)
                                ---------------------------------------------------------------------------
Balance, March 31, 1999         5,385,922  $53,859  $49,101,186 (7,269,484)$30,968,369 $(75,294)$72,778,636
                                ---------------------------------------------------------------------------
----------------------------
(1)  Unearned ESOP Shares are not considered outstanding for the purpose of computing earnings per share
(see Note 3).  They are however considered outstanding for legal purposes.

(2)  The release of ESOP shares resulted in a market value adjustment to additional paid in capital.

                 TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six months ended March 31, 1999 and 1998
                               (unaudited)
                                                          Six Months Ended
                                                              March 31,
                                                              ---------
                                                        1999             1998
                                                        ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $ 2,732,518  $ 2,217,872
                                                      -----------------------
Noncash revenues, expenses, gains and losses
  included in income:
     Depreciation                                       175,790       177,082
     Deferred federal income taxes                      100,400            --
     Federal Home Loan Bank stock dividends             (66,700)      (62,800)
     Market value adjustment - loans held for sale       36,416       (17,646)
     Noncash compensation expense related to
     ESOP benefit                                       217,673       113,036
     Gain on sale of real estate owned, net              (6,516)           --
     Provision for loan and real estate owned losses    102,093       119,526
Net decrease (increase) in loans originated for
 sale                                               (10,031,508)      612,076
Net decrease (increase) in other assets                 221,873      (395,902)
Decrease in other liabilities and accrued expenses,
 net                                                   (230,983)     (427,485)
                                                     ------------------------
                                                     (9,481,462)      117,887
                                                     ------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES     (6,748,944)    2,335,759
                                                     ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities held
 to maturity                                                 --       804,281
Purchase of securities available for sale
                                                    (29,544,147)   (5,269,593)
Purchase of securities held to maturity                      --   (16,194,112)
Proceeds from maturities & sales of securities
 available for sale                                  30,435,231            --
Decrease (increase) in loans receivable, net         (2,575,806)      555,415
Additions to premises and fixed assets, net          (1,309,270)     (118,064)
Additions to real estate owned                         (507,602)   (3,833,270)
Dispositions of real estate owned                       986,311       301,490
                                                     ------------------------
     NET CASH USED BY INVESTING ACTIVITIES           (2,515,283)  (23,753,853)
                                                     ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits, net                  5,547,593    (8,975,791)
Increase (decrease) in Federal Home Loan Bank
 advances, net                                        1,935,228       (59,428)
Repurchase of common stock                          (11,044,341)           --
Payment of Dividend                                    (711,932)           --
Net proceeds from issuance of common stock                   --    64,950,000
Funding to ESOP trust for purchase of common stock           --    (7,930,307)
                                                     ------------------------
  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES   (4,273,452)   47,984,474
                                                     ------------------------
  NET INCREASE (DECREASE) IN CASH                   (13,537,679)   26,566,380

Cash and due from financial institutions, Beginning  21,783,700    11,446,455
                                                     ------------------------
Cash and due from financial institutions, Ending    $ 8,246,021  $ 38,012,835
                                                     ------------------------

See notes to unaudited consolidated financial statements
                                                                 (continued)

                                                          Six months ended
                                                              March 31,
                                                         1999         1998
                                                       ----------------------
Supplemental Disclosure of Cash Flow Information
Income taxes paid                                     $ 1,150,000 $ 1,437,289
Interest paid                                           3,997,846   4,311,276

Supplemental Disclosure of Noncash Investing Activities
Loans transferred to real estate owned                    311,961   3,526,209
Market Value adjustment of investments held for sale     (295,292)      7,132
Deferred federal income taxes on market value adjustment
  of investments held for sale                            100,400      (2,425)

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the three months and six months ended March 31, 1999 and 1998
(unaudited)

                                   Three months               Six months
                                  ended March 31,           ended March 31,
                                 1999         1998        1999         1998
                             -----------------------   ----------------------
Comprehensive Income:
  Net income                $ 1,415,844  $ 1,413,922  $ 2,732,518 $ 2,217,872

  Change in unrealized
  gain (losses)
   on securities available
    for sale, net of tax        (61,861)          --     (194,892)      4,707
                             ------------------------------------------------
Comprehensive income        $ 1,353,983  $ 1,413,922 $  2,537,626 $ 2,222,579
                             ================================================

Timberland Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with the instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The results of operations for the three months and six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

(b) Principles of Consolidation: The interim consolidated financial statements include the accounts of Timberland Bancorp, Inc. and its wholly-owned subsidiary, Timberland Savings Bank, S.S.B. ("Bank"), and the Bank's
wholly-owned subsidiary, Timberland Service Corp.   All significant
intercompany balances have been eliminated in consolidation.

(2)  CONVERSION AND REORGANIZATION
On January 12, 1998, the Bank converted from a Washington-chartered mutual savings bank to a Washington-chartered capital stock savings bank and became a wholly-owned subsidiary of the Company. The stock conversion resulted in the sale and issuance by the Company of 6,612,500 shares of $.01 par value common stock at a price of $10.00 per share which resulted in gross proceeds of $66,125,000. After reducing gross proceeds for conversion costs of $1,175,000, net proceeds totaled $64,950,000. In conjunction with the conversion, the Company loaned $7,930,307 to the Bank's employee stock ownership plan for the purchase of 529,000 shares of common stock in the open market immediately following the completion of the stock conversion. On January 13, 1998, the Company's common stock began trading on the Nasdaq National Market under the symbol "TSBK".

(3) EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. In accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans (ESOP), issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At March 31, 1999, there were 502,550 ESOP shares that had not been allocated.

                                   Three Months                Six Months
                                  Ended March 31,             Ended March 31,
                                1999         1998              1999      1998
                               ---------------------         ----------------
Basic EPS computation
 Numerator - Net Income     $ 1,415,844 $ 1,413,922   $ 2,732,518  $2,217,872
 Denominator - Weighted
 average common shares
 outstanding                  5,143,479   6,083,613     5,312,837   6,083,613
Basic EPS                    $     0.28 $      0.23   $      0.51  $     0.36

Diluted EPS computation
 Numerator- Net Income      $ 1,415,844 $ 1,413,922   $ 2,732,518  $2,217,872
 Denominator-Weighted average
  common shares outstanding   5,143,479   6,083,613     5,312,837   6,083,613
 Effect of dilutive stock
 option                           2,298          --         2,298          --
                             ----------   ---------     ---------   ---------
Weighted average common
 shares and common stock
 equivalents                  5,145,777   6,083,613     5,315,135   6,083,613
Diluted EPS                  $     0.28 $      0.23   $      0.51  $     0.36

(4)DIVIDEND
On April 22, 1999, the Company declared a quarterly cash dividend of $.07 per common share. The dividend is to be paid May 21, 1999, to shareholders of record as of the close of business May 7, 1999.

(5)COMMON STOCK REPURCHASE
On January 29, 1999, the Company announced that it would repurchase up to 5% of its outstanding common shares, or 298,389 shares. On February 3, 1999, the Company announced the completion of the previously announced stock repurchase program, at an average price of $12.375 per share. On February 5, 1999, the Company announced that it would repurchase up to 5% of its outstanding common shares, or 283,470 shares. On February 19, 1999, the Company announced the completion of its previously announced stock repurchase program, at an average price of $12.431 per share.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
------------------------------------------------------------------------
The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three months and six months ended March 31, 1999. This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward looking statements may describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the economic climate in the Company's market areas and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Comparison of Financial Condition at September 30, 1998 and March 31, 1999

Total Assets: Total assets decreased 0.7% from $265.7 million at September 30, 1998 to $264.0 million at March 31, 1999, primarily as a result of using $11.0 million to repurchase shares of the Company's stock, and is partially offset by an increase in loans receivable and loans held-for-sale, net, which were primarily funded by increased deposits.

Cash and Due from Financial Institutions:   Cash and due from financial
institutions decreased by 62.1% from $21.8 million at September 30, 1998 to $8.2 million at March 31, 1999. This decrease is primarily a result of using $11.0 million in funds to repurchase shares of the Company's stock.

Investments and Mortgage-backed Securities: Investments and mortgage-backed securities decreased by 3.2% from $35.4 million at September 30, 1998 to $34.3 million at March 31, 1999. This decrease is primarily due to scheduled amortization, prepayments, maturities and sales.

Loans Receivable, and Loans Held-for-sale, net of allowance for loan losses:
Loans receivable, including loans held-for-sale, net, increased by 6.3% from $199.2 million at September 30, 1998 to $211.7 million at March 31, 1999. This increase is primarily a result of an increase in one-to-four family mortgage loans (including loans held for sale), construction loans, and commercial business loans held in the Bank's portfolio.

Premises and Fixed Assets: Premises and fixed assets increased by 21.2% from $5.3 million at September 30, 1998 to $6.5 million at March 31, 1999. This increase is primarily a result of the Bank acquiring the Yelm branch building (which opened March 1st) and two other properties for future branch locations.

Real Estate Owned, net: Real estate owned, net, decreased from $1.7 million at September 30, 1998 to $1.2 million at March 31, 1999. This decrease is primarily attributable to a $539,000 decrease in the real estate owned balance of the condominium project that the Bank accepted a deed in lieu of foreclosure on in November 1997. For additional information see "Non Performing Assets" section.

Deposits: Deposits increased by 3.2% from $170.8 million at September 30, 1998 to $176.4 million at March 31, 1999. This increase is primarily attributable to growth of $4.7 million in the Bank's certificate of deposit accounts and smaller increases in non-interest bearing accounts and money market accounts.

Shareholders' Equity: Total shareholders' equity decreased 11.0% from $81.8 million at September 30, 1998 to $72.8 million at March 31, 1999, primarily as a result of using $11.0 million to repurchase 895,953 shares of the Company's stock, and is partially offset by net income of $2.7 million (less dividends paid of $712,000.)

Non Performing Assets
---------------------
The following table sets forth information with respect to the Company's nonperforming assets at March 31, 1999 and September 30, 1998.

                                         At March 31,        At September 30,
                                                1999                     1998
                                         -----------         ----------------
                                                (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
   One-to-four family                       $    814            $    996
   Commercial                                  1,703               2,919
   Construction and land development              78                  --
   Land                                          291                 397
Consumer loans                                   109                  17
Commercial Business Loans                         81                  81
                                            --------            --------
     Total                                     3,076               4,410

Accruing loans which are contractually
past due 90 days or more:
Mortgage loans:
  Construction and land development            1,108                 396
                                            --------            --------
     Total                                     1,108                 396

Total of nonaccrual and
90 days past due loans                      $  4,184            $  4,806

Real estate owned and other
repossessed assets                             1,223               1,724
                                            --------            --------
     Total nonperforming assets             $  5,407            $  6,530

Restructured loans                               234                 236

Nonaccrual and 90 days or more past
due loans as a percentage of loans
receivable,
(including loans held for sale)(1)              1.96%               2.39%

Nonaccrual and 90 days or more past
due loans as a percentage of total assets       1.59%               1.81%

Nonperforming assets as a percentage
of total assets                                 2.05%               2.46%

Loans receivable, (including loans
held for sale) (1)                          $213,510            $200,949
                                            --------            --------
Total assets                                $263,959            $265,709
                                            --------            --------
------------------
(1)  Loans receivable is before the allowance for loan losses

The following is a discussion of the Company's major problem assets at March 31, 1999:

Convenience store/retail space and mini-storage, Kitsap County, Washington.
----------------------------------------------------------------------------
The Bank had two loans that were originated in 1996 on two separate properties: a convenience store combined with retail space and a 436 unit mini storage facility. These two loans had a combined balance of $2.9 million at September 30, 1998. These loans became delinquent primarily because of a dispute between the two borrowers. The Bank initiated foreclosure proceedings which were stayed due to a bankruptcy filing by the borrowers in January of 1998. The bankruptcy was subsequently dismissed and the mini storage facility was sold at a trustees sale on March 12, 1999 for the full balance, accrued interest, late charges and fees owed. The foreclosure of the convenience store is in progress. As of March 31, 1999 the remaining loan was classified as "substandard" and had a principal balance of $1.4 million. Although no assurances can be given, the Bank does not expect to incur any material loss on this loan.

Real Estate Owned:  Condominiums, Southern King County, Washington.
-------------------------------------------------------------------
On November 7, 1997 the Bank accepted a deed in lieu of foreclosure on two delinquent loans for the construction and sale of a 61-unit condominium complex. They were classified by the Bank as "Real Estate Owned" of $213,000 at March 31, 1999. The Bank has been actively marketing the project and, as of May 3, 1999, 29 of the 30 units had sold and the remaining Real Estate Owned balance was $109,000. Although no assurances can be give the Bank does not expect to incur any material losses on the disposition of these assets based on the prices at which the units are selling.

Loans Receivable
----------------

The following table sets forth the composition of the Company's loan portfolio by type of loan.

                                  At March 31,             At September 30,
                                      1999                       1998
                                Amount   Percent          Amount      Percent
                               ------------------        ---------------------
                                         (Dollars In thousands)
Mortgage Loans:
  One-to-four family (1)       $ 108,451    43.81%       $ 100,921      43.48%
  Multi family                    13,365     5.40           12,432       5.36
  Commercial                      34,000    13.73           32,906      14.18
  Construction and land
   development                    68,422    27.64           64,172      27.65
  Land                             8,140     3.29            7,749       3.34
                               ---------   ------        ---------     ------
    Total mortgage loans         232,378    93.87          218,180      94.01
Consumer Loans:
  Home equity and second
   mortgage                        8,037     3.25            8,740       3.77
  Other                            4,139     1.67            4,066       1.74
                               ---------   ------        ---------     ------
                                  12,176     4.92           12,806       5.51

Commercial business loans          2,996     1.21            1,105       0.48
                               ---------   ------        ---------     ------
     Total loans                 247,550   100.00%         232,091     100.00%
                                           ------                      ------
Less:
  Undisbursed portion of loans
    in process                   (31,564)                  (28,886)
  Unearned income                 (2,440)                   (2,256)
  Allowance for loan losses       (1,792)                   (1,728)
  Market value adjustment of
   loans                              --
    held-for-sale                    (36)                       --
                               ---------                 ---------
    Total loans receivable,
     net                       $ 211,718                 $ 199,221
                               ---------                 ---------
-----------------
(1)  Includes loans held-for-sale.

Comparison of Operating Results for the Three Months Ended March 31, 1998 and
1999

Net Income: Net income increased from $1,414,000 ($0.23 per basic share) for the three months ended March 31, 1998 to $1,416,000 ($0.28 per basic share) for the three months ended March 31, 1999.

Net Interest Income: Net interest income increased 15.4% from $3.3 million for the three months ended March 31, 1998 to $3.8 million for the three months ended March 31, 1999.

Total interest income increased 8.9% from $5.3 million for the three months ended March 31, 1998 to $5.7 million for the three months ended March 31, 1999. The increase is primarily a result of a $783,000 increase in interest from loans receivable and is partially offset by a $315,000 net decrease in interest and dividends from investment securities and financial institutions. The increase in interest income from loans receivable is primarily a result of higher average balances for the quarter in loans receivable due to loan growth, and the recognition of $313,000 of back interest and fee income on a large non-performing loan that paid off in March. The net decrease in interest and dividends from investments securities and financial institutions is primarily a result of lower average balances for the quarter in funds held with financial institutions due to a portion of these funds being used to repurchase shares of the Company's stock and to fund loan growth.

Total interest expense decreased 1.7% from $2,019,000 for the three months ended March 31, 1998 to $1,985,000 for the three months ended March 31, 1999, primarily as a result of a decrease in the weighted average rate paid on interest-bearing deposits from 4.53% for the three months ended March 31, 1998 to 4.34% for the three months ended March 31, 1999.

Provision for Loan Losses: The provision for loan losses decreased from $50,000 for the three months ended March 31, 1998 to $30,000 for the three months ended March 31, 1999. Management decreased the provision for loan losses because it deemed the general loan loss reserves of $1.8 million at March 31, 1999 (.84% of loans receivable, net and 42.8% of non-performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date. Non-performing loans decreased from $4.8 million at September 30, 1998 to $4.2 million at March 31, 1999, primarily due to a large delinquent commercial loan being paid off. For additional information see "Non Performing Assets" section.

Noninterest Income: Total noninterest income decreased 55.4% from $457,000 for the three months ended March 31, 1998 to $204,000 for the three months ended March 31, 1999, primarily due to a decrease in loan sales which resulted in a $142,000 decrease in servicing income on loans sold and a $93,000 decrease in gain on sale of loans. These decreases were partially offset by a $26,000 increase in service charges on deposits.

Noninterest Expense: Total noninterest expense increased 18.0% from $1.5 million for the three months ended March 31, 1998 to $1.8 million for the three months ended March 31, 1999, primarily due to increases in salary and benefit expense, and expenses associated with the Company's first annual meeting. Salary and benefit expenses increased by $85,000 primarily a result of adding additional employees. The number of full-time equivalent employees increased from 91 at March 31, 1998 to 101 at March 31, 1999 as a result of hiring three commercial loan officers, opening a new branch in Yelm, restructuring the loan department and the loan servicing department, and elevating several part-time positions to full-time positions. Costs associated with the Company's initial annual report and annual meeting increased noninterest expense by approximately $66,000. Smaller increases in expenses relating to premises and fixed assets, advertising, ATMs, organizational dues and office supplies accounted for the bulk of the remaining increases.

Comparison of Operating Results for the Six Months Ended March 31, 1998 and
1999

Net Income: Net income increased from $2.2 million ($0.36 per basic share) for the six months ended March 31, 1998 to $2.7 million ($0.51 per basic share) for the six months ended March 31, 1999.

Net Interest Income: Net interest income increased 28.0% from $5.7 million for the six months ended March 31, 1998 to $7.3 million for the six months ended March 31, 1999.

Total interest income increased 13.4% from $9.9 million for the six months ended March 31, 1998 to $11.3 million for the six months ended March 31, 1999. The increase is primarily a result of a $1.2 million increase in interest from loans receivable. The increase in interest income from loans receivable is primarily a result of higher average balances for the quarter in loans receivable due to loan growth, and the recognition of $313,000 of back interest and fee income on a large non-performing loan that paid off in March.

Total interest expense decreased 6.1% from $4.3 million for the six months ended March 31, 1998 to $4.0 million for the six months ended March 31, 1998. This decrease is primarily the result of a decrease in the average balance of interest bearing deposit accounts from $173.1 million for the six months ending March 31, 1998 to $164.5 million for the six months ending March 31, 1999 and a decrease in the weighted average rate paid on interest-bearing deposits from 4.52% for the six months ended March 31, 1998 to 4.43% for the six months ended March 31, 1999.

Provision for Loan Losses: The provision for loan losses decreased from $110,000 for the six months ended March 31, 1998 to $74,000 for the six months ended March 31, 1999. Management decreased the provision for loan losses because it deemed the general loan loss reserves of $1.8 million at March 31, 1999 (.84% of loans receivable, net and 42.8% of non-performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date. Non-performing loans decreased from $4.8 million at September 30, 1998 to $4.2 million at March 31, 1999, primarily due to a large delinquent commercial loan being paid off. For additional information see "Non Performing Assets" section.

Noninterest Income: Total noninterest income decreased 41.2% from $781,000 for the six months ended March 31, 1998 to $459,000 for the six months ended March 31, 1999, primarily due to a decrease in loan sales which resulted in a $188,000 decrease in servicing income on loans sold and a $126,000 decrease in gain on sale of loans. These decreases are partially offset by $25,000 increase in escrow fees and a $24,000 increase in service charges on deposits.

Noninterest Expense: Total noninterest expense increased 17.1% from $3.0 million for the six months ended March 31, 1998 to $3.5 million for the six months ended March 31, 1999. The largest portion of this increase is a result of increased salary and employee benefit expense, which increased from $1.8 million for the six months ended March 31, 1998 to $2.1 million for the six months ended March 31, 1999. ESOP compensation expense increased by $105,000 for the six months ended March 31, 1999, and the remaining portion of the increased compensation expense is a result of adding additional employees and increases for current employees. The number of full-time equivalent employees increased from 91 at March 31, 1998 to 101 at March 31, 1999 as a result of hiring three commercial loan officers, opening a new branch in Yelm, restructuring the loan department and the loan servicing department, and elevating several part-time positions to full-time positions. Smaller increases in expenses relating to premises and fixed assets, advertising, ATMs, organizational dues, office supplies, and the Company's first annual meeting accounted for the bulk of the remaining increases.

Provision for Income Taxes: The provision for income taxes increased from $1.1 million for the six months ended March 31, 1998 to $1.4 million for the six months ended March 31, 1999 primarily as a result of higher income before income taxes.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments on loans and proceeds from the sale of loans, maturing securities and FHLB advances. The Company also raised $65.0 million in net proceeds from the January 1998 stock offering. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 1999, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 25.6%. The Bank also maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of $51.0 million, under which $13.6 million was outstanding at March 31, 1999.

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

The Bank's primary investing activity is the origination of one- to- four family mortgage loans and construction and land development loans. At March 31, 1999, the Bank had loan commitments totaling $19.8 million and undisbursed loans in process totaling $31.6 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments.
Certificates of deposit that are scheduled to mature in less than one year from March 31, 1999 totaled $72.9 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

Federally-insured state-chartered banks are required to maintained minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (I) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At March 31, 1999, the Bank was in compliance with all applicable capital requirements. For additional details see "Regulatory Capital".

Regulatory Capital
------------------

The following table compares the Bank's regulatory capital at March 31, 1999 to its minimum regulatory capital requirements at that date (dollars in thousands):
                                                                 Percent of
                                                                  Adjusted
                                          Amount             Total Assets (1)
                                        --------            ----------------
GAAP capital                            $ 56,294                  22.07%

Tier 1 (leverage) capital               $ 56,163                  22.05%
Tier 1 (leverage) capital requirement     10,186                   4.00
                                        --------                  -----
Excess                                    45,977                  18.05%

Tier 1 risk adjusted capital            $ 56,163                  31.53%
Tier 1 risk adjusted capital requirement   7,125                   4.00
                                        --------                  -----
Excess                                  $ 49,038                  27.53%

Total risk based capital                $ 57,955                  32.54%
Total risk based capital requirement      14,250                   8.00
                                        --------                  -----
Excess                                  $ 43,705                  24.54%

-------------------
(1) For the Tier 1 (leverage) capital, percent of total average assets of $254.7 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $178.1 million.

                 TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                          KEY FINANCIAL RATIOS
              (Dollars in thousands, except per share data)
                               (unaudited)

                                            Three Months       Six Months
                                           Ended March 31,    Ended March 31,
                                          1999       1998      1999     1998
                                          ---------------     ---------------
PERFORMANCE RATIOS:
Return on average assets (1)              2.11%     2.09%     2.04%     1.78%
Return on average equity (1)              7.53%     7.21%     7.10%     8.57%
Net interest margin                       5.84%     4.99%     5.65%     4.76%
Efficiency ratio                         46.00%    41.84%    46.34%    47.68%


                                             March 31,  September 30,
                                                 1999           1998
                                          --------------------------
ASSET QUALITY RATIOS:
Non-performing loans                       $  4,184        $   4,806
Total non-performing assets                   5,407            6,530
Non-performing assets to total assets          2.05%            2.46%
Allowance for loan losses to
  non-performing loans                        42.83%           35.96%

BOOK VALUE PER SHARE (2)                   $  13.51        $   13.02

----------------------
(1)  Annualized
(2)  Calculation includes ESOP shares not committed to be released

Year 2000 Readiness Disclosure
------------------------------
The Year 2000 (Y2K) issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to fail or process financial and operational information incorrectly.

The Company has established a committee to address Year 2000 issues. The committee has conducted a comprehensive review of its computer systems and equipment to identify applications that could be affected by Year 2000 issues and has implemented a plan designed to ensure that all software used in connection with the Company's business will function correctly with dates past 1999.

The Company has an in-house data processing department, which maintains the Company's main system on an IBM AS400. The Company has completed the extensive project of reprogramming all of its internal codes on this system to be Year 2000 compliant. The Company also completed testing of the system with regulatory suggested dates in November 1998. The test results have indicated that this system is compliant in all material respects.

The Company also uses software from third party vendors for applications such as accounts payable, fixed assets, loan processing, and wire transfers. The Company has received Year 2000 compliant software updates for all mission critical software.

Timberland's Year 2000 committee has also assessed credit risk within the Bank's loan portfolio. The Bank realizes that commercial borrowers, like itself, must also address the Year 2000 issue. To help assess each individual commercial loan, Timberland sent out questionnaires to its commercial borrowers asking them if they were aware of the Year 2000 issues and if they were taking steps to address the issues. The committee then assigned each commercial loan a Year 2000 risk rating (low, moderate, or high) based on a variety of factors, which include: responses to the Y2K questionnaire, industry vulnerability, loan size, and collateral position. Although no assurances can be given, the committee does not believe credit risk to the Bank will be material, based on the assessment analysis. In addition, when underwriting a prospective commercial loan, the Bank considers what effect, if any, the Year 2000 issue may have on the business of the prospective borrower as well as the borrower's ability to meet its contractual obligations with the Bank in the event the Year 2000 issues affects the borrower's business.

The Company's Year 2000 committee is currently developing contingency plans for other areas which may be affected by Year 2000 issues, such as the loss of electrical power for sustained periods and additional liquidity requirements. These plans are scheduled to be validated and tested by June 30, 1999.

The Company has budgeted approximately $159,000 towards its Year 2000 compliance efforts. To date, the Company has expended approximately $119,000 towards Year 2000 compliance issues. The Company does not believe that the ultimate costs associated with its Year 2000 compliance efforts will be material to the Company. However, no assurances can be given that such costs will not be higher and have a material adverse effect on the Company's financial condition and results of operations.

The above discussion contains certain forward-looking statements. The discussion is based on the Company's current assessment and is subject to uncertainties that could cause the implementation schedule, the costs and the results contemplated by the plan to differ materially from the Company's expectation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There were no material changes in information concerning market risk from the information provided in the Company's Form 10-K for the Fiscal Year Ended September 30, 1998.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
Neither the Company nor the Bank is a party to any material legal proceedings at this time. Further, neither the Company nor the Bank is aware of the threat of any such proceedings. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------
Change in Securities -- None to be reported.
Use of proceeds -- None to be reported.

Item 3.  Defaults Upon Senior Securities
----------------------------------------
None to be reported.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
None to be reported.

Item 5. Other Information
-------------------------
None to be reported.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
 (a)  Exhibits

      3(a)   Articles of Incorporation of the Registrant *
      3(b)   Bylaws of the Registrant *
      10(a)  Employee Severance Compensation Plan **
      10(b) Timberland Savings Bank, S.S.B. Employee Stock Ownership Plan ** 10(c) Timberland Bancorp, Inc. 1999 Stock Option Plan ***
      27     Financial Data Schedule
      -----------------
      * Incorporated by reference to the Registrant's Registration Statement of Form S-1 (333-35817).
      ** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
      *** Incorporated by reference to the Registrants Annual Meeting Proxy Statement dated December 15, 1998.

 (b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Timberland Bancorp, Inc.

Date: May 10, 1999              By: \s\Clarence E. Hamre
                                    ----------------------------------
                                    Clarence E. Hamre
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date: May 10, 1999              By: \s\Michael R. Sand
                                    ----------------------------------
                                    Michael R. Sand
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (Principal Financial Officer)