Form 10-Q
period 1999-06-30
TIMBERLAND BANCORP INC
filed 1999-08-11
CIK 1046050

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1999

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

                                  98550
                               (Zip Code)

                             (360) 533-4747
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    CLASS               SHARES OUTSTANDING AT August 10, 1999
    -----               -------------------------------------
common stock, $.01 par value                 5,385,922

                                  INDEX

                                                                   Page
PART I.  FINANCIAL INFORMATION                                     ----

     Item 1.  Financial Statements (unaudited)

              Consolidated Balance Sheets                           3

              Consolidated Statements of Income                     4

              Consolidated Statements of Shareholders' Equity       5

              Consolidated Statements of Cash Flows                 6-7

              Consolidated Statements of Comprehensive Income       8

              Notes to Consolidated Financial Statements
              (unaudited)                                           9-11

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   11-22

     Item 3.  Quantitative and Qualitative Disclosures about
              Market Risk.                                          22

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                     22

     Item 2.  Changes in Securities and Use of Proceeds             22

     Item 3.  Defaults Upon Senior Securities                       22-23

     Item 4.  Submission of Matters to a Vote of Security Holders   23

     Item 5.  Other Information                                     23

     Item 6.  Exhibits and Reports on Form 8-K                      23

SIGNATURES                                                          24

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------
                      TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                       June 30, 1999 and September 30, 1998
                                    (unaudited)

                                      ASSETS
                                                  June 30,      September 30,
                                                    1999             1998
Cash and due from financial institutions:        ----------------------------
Noninterest bearing deposits                     $  5,755,297    $  7,039,152
Interest bearing deposits                           3,295,730      14,744,548
                                                 ----------------------------
                                                    9,051,027      21,783,700
Investments and mortgage-backed securities:      ----------------------------
Available for sale                                 32,415,448      35,415,199
                                                 ----------------------------
Loans receivable                                  212,725,659     192,735,300
Loans held for sale - at market value              21,134,448       8,213,741
Less:  Allowance for loan losses                   (1,795,664)     (1,728,122)
                                                 ----------------------------
                                                  232,064,443     199,220,919
                                                 ----------------------------
Accrued interest receivable                         1,407,470       1,389,399
Premises and fixed assets - net                     6,877,760       5,339,925
Real estate owned - net                             1,092,878       1,723,865
Other assets                                          627,416         835,515
                                                 ----------------------------
    TOTAL ASSETS                                 $283,536,442    $265,708,522
                                                 ----------------------------

                       LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits                                         $180,010,187    $170,833,817
Federal Home Loan Bank advances                    29,418,514      11,618,062
Other liabilities and accrued expenses                833,485       1,477,033
                                                 ----------------------------
    TOTAL LIABILITIES                             210,262,186     183,928,912
                                                 ----------------------------
SHAREHOLDERS' EQUITY
Common Stock, $.01 par value;
50,000,000 shares authorized; 6,612,500 shares
 issued, 5,385,922 and 6,281,875 shares
 outstanding, respectively.                            53,859          62,819
Additional paid in capital                         49,070,489      60,183,217
Unearned Shares - Employee Stock Ownership Plan    (7,137,322)     (7,533,807)
Retained earnings                                  31,697,861      28,947,783
Accumulated other comprehensive income (loss)        (410,631)        119,598
                                                 ----------------------------
    TOTAL SHAREHOLDERS' EQUITY                     73,274,256      81,779,610
    TOTAL LIABILITIES AND SHAREHOLDERS'          ----------------------------
    EQUITY                                       $283,536,442    $265,708,522
                                                 ----------------------------

See notes to unaudited consolidated financial statements

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
        For the three months and nine months ended June 30, 1999 and 1998
                                  (unaudited)

                                Three Months Ended       Nine Months Ended
                                      June 30,                 June 30,
                                  1999       1998          1999        1998
                             -----------------------  -----------------------
INTEREST AND DIVIDEND INCOME
Loans receivable             $ 5,078,163 $ 4,453,634  $14,999,392 $13,130,673
Investments and mortgage-
 backed securities               328,651     372,870    1,057,318     653,469
Dividends                        159,945      32,565      602,886      95,479
Financial institutions            33,187     459,880      194,694   1,367,881
                             ------------------------------------------------
  TOTAL INTEREST INCOME        5,599,946   5,318,949   16,854,290  15,247,502
                             ------------------------------------------------
INTEREST EXPENSE
Deposits                       1,758,107   1,762,111    5,404,341   5,677,661

Federal Home Loan Bank
 advances                        268,168     165,494      621,631     509,530
                             ------------------------------------------------
  TOTAL INTEREST EXPENSE       2,026,275   1,927,605    6,025,972   6,187,191
                             ------------------------------------------------
  NET INTEREST INCOME          3,573,671   3,391,344   10,828,318   9,060,311

PROVISION FOR LOAN LOSSES         70,000      45,000      143,593     155,000
                             ------------------------------------------------
  Net interest income after
   provision for loan losses   3,503,671   3,346,344   10,684,725   8,905,311

NONINTEREST INCOME
Service charges on deposits      121,820      80,485      315,853     250,613

Gain (loss) on sale of
 loans - net                      (1,619)     87,173       38,206     253,237
Market value (writedown)
 recovery on loans held
 for sale                       (368,962)       (746)    (405,378)     16,900

Gain on sale of securities           518          --        2,103          --

Other fees                        89,350      73,870      233,923     205,862
Escrow fees                       62,952      70,870      186,801     169,771
Servicing income (expense)
 on loans sold                    10,457      90,000      (17,832)    249,969
Other                             26,020      22,486       76,928      60,642
                             ------------------------------------------------
  TOTAL NONINTEREST INCOME       (59,464)    424,138      430,604   1,206,994
                             ------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee
 benefits                      1,063,233     936,439    3,171,592   2,747,025

Premises and fixed assets        211,372     178,223      645,793     558,231

Deposit insurance premiums        25,637      38,943       74,840      91,644

Advertising                      107,149      67,957      227,049     192,499

Loss on operations of real
 estate - net                      6,843       6,463       38,266       7,878
Other                            377,128     349,368    1,205,125   1,004,667
                             ------------------------------------------------
  TOTAL NONINTEREST EXPENSE    1,791,362   1,577,393    5,362,665   4,601,944
                             ------------------------------------------------
  INCOME BEFORE INCOME TAXES   1,652,845   2,193,089    5,752,664   5,510,361
PROVISION FOR INCOME TAXES       546,338     741,995    1,913,639   1,841,395
                             ------------------------------------------------
  NET INCOME                 $ 1,106,507 $ 1,451,094  $ 3,839,025 $ 3,668,966
                             ================================================
Earnings per common share:
  Basic                      $      0.23 $      0.24  $      0.74 $     0.60
  Diluted                    $      0.23 $      0.24  $      0.74 $     0.60

Weighted average shares
 outstanding (1):
  Basic                        4,883,372   6,092,414    5,169,682  6,086,547
  Diluted                      4,883,372   6,092,414    5,169,682  6,086,547

(1) Unallocated ESOP shares are not considered outstanding (see Note 3). See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the year ended September 30, 1998 and the nine months ended June 30, 1999
(unaudited)

                                                                                  Accumu-
                                                                                  lated
                                                                                  Compre-
                      Common    Common   Additional   Unearned                    hensive    Other
                      Stock     Stock    Paid in      ESOP          Retained      Income     Shareholders
                      Shares(1) Amount   Capital      Shares        Earnings      (Loss)     Equity
                      --------- ------   -------      ------        --------      ------     ------
Balance, September
 30, 1997                   --  $    --  $         -- $        --   $24,644,885   $     --   $24,644,885
 Net income                                                           5,096,398                5,096,398
 Issuance of Common
  Stock related to
  Conversion          6,612,500   66,125   64,883,875                                         64,950,000
 Shares acquired for
  ESOP                                                 (7,930,307)                            (7,930,307)
Payment of Dividend                                                    (793,500)                (793,500)
Repurchase of
 Common Stock         (330,625)  (3,306)  (4,731,694)                                         (4,735,000)

ESOP Compensation
 Expense (2)                                  31,036      396,500                                427,536

Net Unrealized gain
 on available for
 sale securities                                                                   119,598       119,598
                     -----------------------------------------------------------------------------------
Balance, September
 30, 1998            6,281,875  $62,819  $60,183,217  $(7,533,807)  $28,947,783   $119,598   $81,779,610
                     -----------------------------------------------------------------------------------
Balance, September
 30, 1998            6,281,875   62,819   60,183,217   (7,533,807)   28,947,783    119,598   $81,779,610
 Net Income                                                           3,839,025                3,839,025
 Repurchase of
  Common Stock        (895,953)  (8,960) (11,035,381)                                        (11,044,341)
 Payment of Dividend                                                 (1,088,947)              (1,088,947)
 ESOP Compensation
  Expense (2)                                (77,347)     396,485                                319,138
 Net Unrealized loss
  On available for
  sale securities                                                                 (530,229)     (530,229)
Balance, June 30,    -----------------------------------------------------------------------------------
 1999                5,385,922  $53,859  $49,070,489  $(7,137,322)  $31,697,861  $(410,631)  $73,274,256
                     -----------------------------------------------------------------------------------

--------------------
(1)  Unearned ESOP Shares are not considered outstanding for the purpose of computing earnings per share
(see Note 3).  They are however considered outstanding for legal purposes.

(2)  The release of ESOP shares resulted in a market value adjustment to additional paid in capital.

                                                        5

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Nine months ended June 30, 1999 and 1998
                                  (unaudited)

                                                       Nine Months Ended
                                                            June 30,
                                                     1999              1998
                                                     ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $ 3,839,025   $ 3,668,966
Noncash revenues, expenses, gains and losses      -------------------------
 included in income:
    Depreciation                                      263,594       261,161
    Deferred federal income taxes                     273,150            --
    Federal Home Loan Bank stock dividends            (98,800)      (94,600)
    Market value adjustment - loans held for sale     405,378       (16,900)
    Noncash compensation expense related to ESOP
     benefit                                          319,138       201,859
    Loss (gain) on sale of real estate owned, net      (6,516)        4,543
    Provision for loan and real estate owned losses   172,093       164,526

Net decrease (increase) in loans originated for
 sale                                             (13,326,085)      436,753
Net decrease (increase) in other assets               190,028      (504,085)
Decrease in other liabilities and accrued
 expenses, net                                       (643,548)     (496,731)
                                                  -------------------------
                                                  (12,451,568)      (43,474)
                                                  -------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES   (8,612,543)    3,625,492
                                                  -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities held to
 maturity                                                  --     1,644,286
Purchase of securities available for sale         (29,689,858)   (8,115,813)
Purchase of securities held to maturity                    --   (16,194,351)
Proceeds from maturities and sales of securities
 available for sale                                31,985,030            --
Increase in loans receivable, net                 (20,066,410)   (1,927,974)
Additions to premises and fixed assets, net        (1,801,429)     (154,839)
Additions to real estate owned                       (737,284)   (4,165,803)
Dispositions of real estate owned                   1,346,287     2,052,501
                                                  -------------------------
    NET CASH USED BY INVESTING ACTIVITIES         (18,963,664)  (26,861,993)
                                                  -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits, net                9,176,370    (7,844,791)
Increase (decrease) in Federal Home Loan Bank
 advances, net                                     17,800,452      (591,335)
Repurchase of common stock                        (11,044,341)           --
Payment of Dividends                               (1,088,947)     (396,750)

Net proceeds from issuance of common stock                 --    64,950,000
Funding to ESOP trust for purchase of common stock         --    (7,930,307)
                                                  -------------------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES        14,843,534    48,186,817
                                                  -------------------------
  NET INCREASE (DECREASE) IN CASH                 (12,732,673)   24,950,316

Cash and due from financial institutions,
 Beginning                                         21,783,700    11,446,455
Cash and due from financial institutions,         -------------------------
 Ending                                           $ 9,051,027   $36,396,771
                                                  -------------------------
See notes to unaudited consolidated financial statements
                                                                 (continued)

                                                       Nine Months Ended
                                                            June 30,
                                                     1999              1998
                                                     ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $ 3,839,025   $ 3,668,966
Noncash revenues, expenses, gains and losses      -------------------------

Supplemental Disclosure of Cash Flow Information
Income taxes paid                                 $ 2,125,000   $ 2,237,289
Interest paid                                       5,986,791     6,250,527

Supplemental Disclosure of Noncash Investing
 Activities
Loans transferred to real estate owned                517,064     3,608,848
Market Value adjustment of investments held
 for sale                                            (803,379)       (3,019)
Deferred federal income taxes on market value
 adjustment of investments held for sale              273,150         1,026

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months and nine months ended June 30, 1999 and 1998
(unaudited)


                      Three months ended June 30,  Nine months ended June 30,
                      1999                  1998   1999                 1998
                      --------------------------   -------------------------
Comprehensive Income:
  Net income          $ 1,106,507    $ 1,451,094   $ 3,839,025   $ 3,668,966
  Change in unrealized
   losses on securi-
   ties available for
   sale, net of tax      (335,337)        (6,700)     (530,229)       (1,993)
                      ------------------------------------------------------
Comprehensive income  $   771,170    $ 1,444,394   $ 3,308,796   $ 3,666,973
                      ======================================================

See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with the instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted
accounting principles.    However, all adjustments which are, in the opinion
of management, necessary for a fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The results of operations for the three months and nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(3) EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. In accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans (ESOP), issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At June 30, 1999, there were 502,550 ESOP shares that had not been allocated.

                               Three Months Ended        Nine Months Ended
                                     June 30,                 June 30,
                              1999              1998   1999              1998
                              ----------------------   ----------------------
Basic EPS computation
  Numerator - Net Income      $1,106,507  $1,451,094   $3,839,025  $3,668,966
  Denominator - Weighted
   average common shares
   outstanding                 4,883,372   6,092,414    5,169,682   6,086,547
Basic EPS                     $     0.23  $     0.24   $     0.74  $     0.60

Diluted EPS computation
  Numerator - Net Income      $1,106,507  $1,451,094   $3,839,025  $3,668,966
  Denominator - Weighted
   average common shares
   outstanding                 4,883,372   6,092,414    5,169,682   6,086,547
  Effect of dilutive stock
   option                             --          --           --          --
                              ----------  ----------   ----------  ----------
Weighted average common
 shares and common stock
 equivalents                   4,883,372   6,092,414    5,169,682   6,086,547
Diluted EPS                   $     0.23  $     0.24   $     0.74  $     0.60

(4)  DIVIDEND
On July 26, 1999, the Company announced a quarterly cash dividend of $.08 per common share. The dividend is to be paid August 20, 1999, to shareholders of record as of the close of business August 6, 1999.

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

Reporting Comprehensive Income. SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997 and requires businesses to disclose comprehensive income and its components in their financial statements. This statement does not affect the results of operations or financial condition of the Company. The Company adopted SFAS No. 130 on October 1, 1998.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted SFAS No. 133 as of September 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
------------------------------------------------------------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three months and nine months ended June 30, 1999. This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward looking statements may describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the economic climate in the Company's market areas and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Comparison of Financial Condition at September 30, 1998 and June 30, 1999

Total Assets: Total assets increased 6.7% from $265.7 million at September 30, 1998 to $283.5 million at June 30, 1999, primarily as a result of a $32.8 million increase in loans receivable and loans held for sale, net, which was primarily funded by increased Federal Home Loan Bank borrowings and increased deposits. The increase in loans receivable and loans held for sale, net, was partially offset by the use of $11.0 million to repurchase shares of the Company's stock.

Cash and Due from Financial Institutions: Cash and due from financial institutions decreased by 58.5% from $21.8 million at September 30, 1998 to $9.1 million at June 30, 1999. This decrease is primarily due to using $11.0 million in funds to repurchase 895,953 shares of the Company's stock. (These shares were repurchased in October 1998 and February 1999.)

Investments and Mortgage-backed Securities: Investments and mortgage-backed securities decreased by 8.5% from $35.4 million at September 30, 1998 to $32.4 million at June 30, 1999. This decrease is primarily due to scheduled amortization, prepayments, maturities, and sales.

Loans Receivable, and Loans Held-for-sale, net of allowance for loan losses:
Loans receivable, including loans held-for-sale, net, increased by 16.5% from $199.2 million at September 30, 1998 to $232.1 million at

June 30, 1999. This increase is primarily a result of an increase in one-to-four family mortgage loans (including loans held for sale), construction loans, commercial mortgage loans, and commercial business loans held in the Bank's portfolio.

Premises and Fixed Assets: Premises and fixed assets increased by 28.8% from $5.3 million at September 30, 1998 to $6.9 million at June 30, 1999. This increase is primarily a result of the Bank acquiring the Yelm branch building (which opened March 1st) and two other properties for future branch locations.

Real Estate Owned, net: Real estate owned, net, decreased from $1.7 million at September 30, 1998 to $1.1 million at June 30, 1999. This decrease is primarily attributable to a $752,000 decrease in the real estate owned balance of the condominium project that the Bank accepted a deed in lieu of foreclosure on in November 1997. For additional information see "Non Performing Assets" section.

Deposits: Deposits increased by 5.4% from $170.8 million at September 30, 1998 to $180.0 million at June 30, 1999. This increase is primarily attributable to growth of $6.3 million in the Bank's certificate of deposit accounts and smaller increases in non-interest bearing accounts and money market accounts.

Federal Home Loan Bank Advances: Federal Home Loan Bank ("FHLB") advances increased 153.2% from $11.6 million at September 30, 1999 to $29.4 million at June 30, 1999, primarily to fund loan portfolio growth.

Shareholders' Equity: Total shareholders' equity decreased 10.4% from $81.8 million at September 30, 1998 to $73.3 million at June 30, 1999, primarily as the result of the repurchase of 895,953 shares of the Company's stock for $11.0 million, and is partially offset by net income of $3.8 million (less dividends paid of $1.1 million.)

Non Performing Assets
---------------------
The following table sets forth information with respect to the Company's nonperforming assets at June 30, 1999 and September 30, 1998.

                                             At June 30,     At September 30,
                                                   1999                 1998
                                             ----------      ---------------
                                                (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
   One-to-four family                        $    866            $    996
   Commercial                                   1,871               2,919
   Construction and land development               49                  --
   Land                                           146                 397
Consumer loans                                    367                  17
Commercial Business Loans                          --                  81
                                             --------            --------
    Total                                       3,299               4,410

Accruing loans which are contractually
past due 90 days or more:
Mortgage loans:
  Construction and land development               337                 396
                                             --------            --------
    Total                                         337                 396

Total of nonaccrual and
90 days past due loans                       $  3,636            $  4,806

Real estate owned and other
repossessed assets                              1,093               1,724
                                             --------            --------
    Total nonperforming assets               $  4,729            $  6,530

Restructured loans                                494                 236

Nonaccrual and 90 days or more past
due loans as a percentage of loans
receivable, (including loans held for
sale)(1)                                         1.55%               2.39%

Nonaccrual and 90 days or more past
due loans as a percentage of total assets        1.28%               1.81%

Nonperforming assets as a percentage
of total assets                                  1.67%               2.46%

Loans receivable, (including loans
held for sale) (1)                           $233,860            $200,949
                                             --------            --------
Total assets                                 $283,536            $265,709
                                             ========            ========
--------------
 (1)  Loans receivable is before the allowance for loan losses

The following is a discussion of the Company's major problem assets at June 30, 1999:

Convenience store/retail space and mini-storage, Kitsap County, Washington. The Bank had two loans that were originated in 1996 on two separate properties: a convenience store combined with retail space and a 436 unit mini storage facility. These two loans had a combined balance of $2.9 million at September 30, 1998. These loans became delinquent primarily because of a dispute between the two borrowers. The Bank initiated foreclosure proceedings which were stayed due to a bankruptcy filing by the borrowers in January of 1998. The bankruptcy was subsequently dismissed and the mini storage facility was sold at a trustees sale on March 12, 1999 for the full balance, accrued interest, late charges and fees owed. The foreclosure of the convenience store is in progress. As of June 30, 1999, the remaining loan was classified as "substandard" and had a principal balance of $1.4 million. Although no assurances can be given, the Bank does not expect to incur any material loss on this loan.

Real Estate Owned: Condominiums, Southern King County, Washington. On November 7, 1997 the Bank accepted a deed in lieu of foreclosure on two delinquent loans for the construction and sale of a 61-unit condominium complex. The loans were classified by the Bank as "Real Estate Owned" of $213,000 at March 31, 1999. The Bank actively marketed the project and, as of June 30, 1999, all of the 30 units have been sold.

Loans Receivable
----------------

The following table sets forth the composition of the Company's loan portfolio by type of loan.

                                    At June 30,           At September 30,
                                      1999                     1998
                               Amount      Percent      Amount       Percent
                               -------------------      --------------------
                                         (Dollars In thousands)
Mortgage Loans:
  One-to-four family (1)     $ 112,040      41.06%     $ 100,921      43.48%
  Multi family                  13,302       4.88         12,432       5.36
  Commercial                    45,392      16.64         32,906      14.18
  Construction and
   land development             77,254      28.32         64,172      27.65
  Land                           8,631       3.16          7,749       3.34
                             ---------     ------      ---------     ------
    Total mortgage loans       256,619      94.06        218,180      94.01
Consumer Loans:
  Home equity and second
   mortgage                      7,470       2.74          8,740       3.77
  Other                          4,290       1.57          4,066       1.74
                             ---------     ------      ---------     ------
                                11,760       4.31         12,806       5.51

Commercial business loans        4,453       1.63          1,105       0.48
                             ---------     ------      ---------     ------
    Total loans                272,832     100.00%       232,091     100.00%
                                           ======                    ======
Less:
  Undisbursed portion of
   loans in process            (35,753)                  (28,886)
  Unearned income               (2,814)                   (2,256)
  Allowance for loan losses     (1,796)                   (1,728)
  Market value adjustment
   of loans held-for-sale         (405)                       --
    Total loans receivable,  ---------                 ---------
     net                     $ 232,064                 $ 199,221
                             =========                 =========

----------------
(1) Includes loans held-for-sale.

Comparison of Operating Results for the Three Months Ended June 30, 1998 and
1999

Net Income: Net income for the quarter ended June 30, 1999 was $1,107,000 or $0.23 per basic share ($0.23 per diluted share) compared to net income of $1,451,000 or $0.24 per basic share ($0.24 per diluted share) for the quarter ended June 30, 1998. Net income for the current quarter was suppressed by a $369,000 ($244,000 after income tax) market value adjustment on loans held for sale. Earnings per basic share and earnings per diluted share would have been $0.28 without this market value adjustment.

Net Interest Income: Net interest income increased 5.4% from $3.4 million for the three months ended June 30, 1998 to $3.6 million for the three months ended June 30, 1999.

Total interest income increased 5.3% from $5.3 million for the three months ended June 30, 1998 to $5.6 million for the three months ended June 30, 1999. The increase is primarily a result of a $625,000 increase in interest from loans receivable and is partially offset by a $344,000 net decrease in interest and dividends from investment securities and financial institutions. The increase in interest income from loans receivable is primarily a result of higher average balances for the quarter in loans receivable due to loan growth. The net decrease in interest and dividends from investments securities and financial institutions is primarily a result of lower average balances for the quarter in funds held with financial institutions due to a portion of these funds being used to repurchase shares of the Company's stock and to fund loan growth.

Total interest expense increased 5.1% from $1.9 million for the three months ended June 30, 1998 to $2.0 million for the three months ended June 30, 1999. This increase is primarily a result of a $103,000 increase in interest paid on FHLB advances as average FHLB advances increased from $11.9 million for the quarter ended June 30, 1998 to $20.6 million for the quarter ended June 30, 1999. This increase is partially offset by a $4,000 decrease in interest expense on deposits as the weighted average rate paid on interest-bearing deposits decreased from 4.53% for the three months ended June 30, 1998 to 4.26% for the three months ended June 30, 1999.

Provision for Loan Losses: The provision for loan losses increased from $45,000 for the three months ended June 30, 1998 to $70,000 for the three
months ended June 30, 1999.   Management increased the provision for loan
losses due to growth in the Bank's loan portfolio. Management deemed the general loan loss reserves of $1.8 million at June 30, 1999 (.77% of loans receivable and loans held for sale, and 49.4% of non-performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date. Non-performing loans decreased from $4.8 million at September 30, 1998 to $3.6 million at June 30, 1999, primarily due to a large delinquent commercial loan being paid off. For additional information see "Non Performing Assets" section.

Noninterest Income: Total noninterest income decreased 114.0% from $424,000 for the three months ended June 30, 1998 to a negative $59,000 for the three months ended June 30, 1999, primarily due to a $369,000 market value writedown on loans held for sale. A $3.9 million decrease in loan sales also resulted in a decrease in servicing income on loans sold and a decrease in gain on sale of loans. These decreases were partially offset by a $41,000 increase in service charges on deposits.

Noninterest Expense: Total noninterest expense increased 13.6% from $1.6 million for the three months ended June 30, 1998 to $1.8 million for the three months ended June 30, 1999, primarily due to increases in salary and benefit expense. Salary and benefit expenses increased by $127,000 primarily due to adding additional employees. The number of full-time equivalent employees increased from 97 at June 30, 1998 to 106 at June 30, 1999 as a result of hiring three commercial loan officers, opening a new branch in Yelm, hiring employees for the new Bethel Station Branch in Spanaway (scheduled to open in October) and elevating several part-time positions to full-time positions. Smaller increases in expenses relating to premises and fixed assets and advertising accounted for the majority of the remaining increases.

Provision for Income Taxes: The provision for income taxes decreased from $742,000 for the three months ended June 30, 1998 to $546,000 for the three months ended June 30, 1999 primarily as a result of lower income before income taxes.

Comparison of Operating Results for the Nine Months Ended June 30, 1998 and
1999

Net Income: Net income for the nine months ended June 30, 1999 was $3.8 million or $0.74 per basic share ($0.74 per diluted share) compared to $3.7 million or $0.60 per basic share ($0.60 per diluted share) for the nine months ended June 30, 1998.

Net Interest Income: Net interest income increased 19.5% from $9.1 million for the nine months ended June 30, 1998 to $10.8 million for the nine months ended June 30, 1999.

Total interest income increased 10.5% from $15.2 million for the nine months ended June 30, 1998 to $16.9 million for the nine months ended June 30, 1999. The increase is primarily a result of a $1.9 million increase in interest from loans receivable. The increase in interest income from loans receivable is primarily a result of higher average balances for the quarter in loans receivable due to loan growth, and the recognition of $313,000 of delinquent interest and fee income on a large non-performing loan that paid o ff in March 1999.

Total interest expense decreased 2.6% from $6.2 million for the nine months ended June 30, 1998 to $6.0 million for the nine months ended June 30, 1999. This decrease is primarily the result of a decrease in the weighted average rate paid on interest-bearing deposits from 4.53% for the nine months ended June 30, 1998 to 4.38% for the nine months ended June 30, 1999. This decrease is partially offset by a $112,000 increase in interest expense on FHLB advances as the average balance of FHLB advances increased from $12.1 for the nine months ended June 30, 1998 to $15.4 for the nine months ended June 30, 1999.

Provision for Loan Losses: The provision for loan losses decreased from $155,000 for the nine months ended June 30, 1998 to $144,000 for the nine months ended June 30, 1999, even though management increased the provision during the current quarter. Management deemed the general loan loss reserves of $1.8 million at June 30, 1999 (.77% of loans receivable, net and 49.4% of non-performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date. Non-performing loans decreased from $4.8 million at September 30, 1998 to $3.6 million at June 30, 1999, primarily due to a large delinquent commercial loan being paid off. For additional information see "Non Performing Assets" section.

Noninterest Income: Total noninterest income decreased 64.3% from $1.2 million for the nine months ended June 30, 1998 to $431,000 for the nine
months ended June 30, 1999.   These decreases were primarily a result of a
$405,000 market value writedown on loans held for sale, and an $11.6 million decrease in loan sales which resulted in a decrease in recognized servicing income on loans sold and a decrease in gain on sale of loans. These decreases are partially offset by a $65,000 increase in service charges on deposits, a $17,000 increase in escrow fees and a $14,000 increase in ATM fees.

Noninterest Expense: Total noninterest expense increased 16.5% from $4.6 million for the nine months ended June 30, 1998 to $5.4 million for the nine months ended June 30, 1999. The largest portion of this increase is a result of increased salary and employee benefit expense, which increased from $2.7 million for the nine months ended June 30, 1998 to $3.2 million for the nine months ended June 30, 1999. ESOP compensation expense increased by $48,000 for the nine months ended June 30, 1999, and the remaining portion of the increased compensation expense is a result of adding additional employees and increases for current employees. The number of full-time equivalent employees increased from 97 at June 30, 1998 to 106 at June 30, 1999 as a result of hiring three commercial loan officers, opening a new branch in Yelm, hiring employees for the new Bethel Station Branch (scheduled to open in October) and elevating several part-time positions to full-time positions. Smaller increases in expenses relating to premises and fixed assets, advertising, ATMs, organizational dues, office supplies, and the Company's first annual meeting accounted for the majority of the remaining increases.

Provision for Income Taxes: The provision for income taxes increased from $1.8 million for the nine months ended June 30, 1998 to $1.9 million for the nine months ended June 30, 1999 primarily as a result of higher income before income taxes.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 1999, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 24.4%. The Bank also maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of $55.0 million, under which $29.4 million was outstanding at June 30, 1999.

Liquidity management is both a short and long-term responsibility of the Bank's management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, and (iv) yields available on interest-bearing deposits. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and collateral for repurchase agreements.

The Bank's primary investing activity is the origination of one- to- four family mortgage loans and construction and land development loans. At June 30, 1999, the Bank had loan commitments totaling $19.9 million and undisbursed loans in process totaling $35.8 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 1999 totaled $75.3 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

Federally-insured state- chartered banks are required to maintained minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At June 30, 1999, the Bank was in compliance with all applicable capital requirements. For additional details see "Regulatory Capital".

Regulatory Capital

The following table compares the Bank's regulatory capital at June 30, 1999 to its minimum regulatory capital requirements at that date (dollars in thousands):

                                                     Percent of
                                        Amount       Adjusted Total Assets (1)
                                        ------       -------------------------

GAAP capital                           $ 57,029            22.07%

Tier 1 (leverage) capital              $ 57,139            21.78%
Tier 1 (leverage) capital requirement    10,496             4.00
                                       --------           ------
Excess                                   46,643           17.78%

Tier 1 risk adjusted capital           $ 57,139           29.14%
Tier 1 risk adjusted capital
 requirement                              7,843            4.00
                                       --------           ------
Excess                                 $ 49,296           25.14%

Total risk based capital               $ 58,935           30.06%
Total risk based capital requirement     15,685            8.00
                                       --------           ------
Excess                                 $ 43,250           22.06%

-------------------
(1) For the Tier 1 (leverage) capital, percent of total average assets of $262.4 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $196.1 million.

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                              KEY FINANCIAL RATIOS
                  (Dollars in thousands, except per share data)
                                   (unaudited)

                                  Three Months Ended       Nine Months Ended
                                       June 30,                 June 30,
                                  1999          1998       1999         1998
                                  ------------------       -----------------
PERFORMANCE RATIOS:
Return on average assets (1)       1.63%       2.21%       1.90%        1.93%
Return on average equity (1)       6.05%       6.78%       6.76%        7.88%

Net interest margin                5.47%       5.44%       5.59%        5.02%
Efficiency ratio                  52.01%      41.74%      48.25%       45.47%

                                  June 30,      September 30,
                                     1999               1998
                                  --------------------------
ASSET QUALITY RATIOS:
Non-performing loans              $ 3,636            $ 4,806
Total non-performing assets         4,729              6,530
Non-performing assets to total
 assets                              1.67%              2.46%
Allowance for loan losses to
 non-performing loans               49.39%             35.96%

BOOK VALUE PER SHARE (2)          $ 13.60            $ 13.02
---------------------
(1) Annualized
(2) Calculation includes ESOP shares not committed to be released

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

The Company has an in-house data processing department, which maintains the Company's main system on an IBM AS400. The Company has completed the extensive project of reprogramming all of its internal codes on this system to be Year 2000 compliant. The Company tested the system with regulatory suggested dates in November 1998. The test results have indicated that this system is compliant in all material respects.

The Company also uses software from third party vendors for applications such as accounts payable, fixed assets, loan processing, and wire transfers. The Company has installed and tested Year 2000 compliant software updates for all mission critical software.

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

The Company's Year 2000 committee has developed contingency plans in the event of a business disruption due to power outages or natural disasters. The contingency plan has been validated and tested. The Year 2000 committee will continue to review and retest aspects of the Year 2000 Readiness Plan throughout the remainder of the year.

The Company has budgeted approximately $162,000 towards its Year 2000 compliance efforts. To date, the Company has expended approximately $132,000 towards Year 2000 compliance issues. The Company does not believe that the ultimate costs associated with its Year 2000 compliance efforts will be material to the Company. However, no assurances can be given that such costs will not be higher and have a material adverse effect on the Company's financial condition and results of operations.

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

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None to be reported.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None to be reported.

Item 5.  Other Information
--------------------------
None to be reported.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
    (a)  Exhibits

         3(a)   Articles of Incorporation of the Registrant *
         3(b)   Bylaws of the Registrant *
         10(a)  Employee Severance Compensation Plan **
         10(b)  Timberland Savings Bank, S.S.B. Employee Stock Ownership
                Plan**
         10(c)  Timberland Bancorp, Inc. 1999 Stock Option Plan ***
         27     Financial Data Schedule
         ------------------
         * Incorporated by reference to the Registrant's Registration Statement of Form S-1 (333-35817).
         ** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
         *** Incorporated by reference to the Registrants Annual Meeting Proxy
             Statement dated December 15, 1998.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Timberland Bancorp, Inc.

Date: August 10, 1999              By: /s/ Clarence E. Hamre
                                       ---------------------------------------
                                   Clarence E. Hamre
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Date: August 10, 1999              By: /s/ Michael R. Sand
                                       ---------------------------------------
                                   Michael R. Sand
                                   Executive Vice President and Chief
                                   Financial Officer
                                   (Principal Financial Officer)