Form 10-K405
period 1999-09-30
TIMBERLAND BANCORP INC
filed 1999-12-20
CIK 1046050

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1999                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number: 0-23333

                           TIMBERLAND BANCORP, INC.
------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                Washington                                      91-1863696
----------------------------------------------            --------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                               I.D. Number)

624 Simpson Avenue, Hoquiam, Washington                            98550
----------------------------------------------            --------------------
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:           (360) 533-4747
                                                          --------------------

Securities registered pursuant to Section 12(b) of the Act:        None
                                                          --------------------

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

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendments to this Form 10-K.     X
                               ------

     As of December 6, 1999, there were issued and outstanding 5,116,626 shares of the registrant's Common Stock, which are listed on the Nasdaq National Market System under the symbol "TSBK." Based on the average of the bid and asked prices for the Common Stock on December 6, 1999, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $60,440,145 (5,116,626 shares at $11.8125 per share). For purposes of this calculation, Common Stock held by officers and directors of the registrant and Timberland Savings Bank, SSB Employee Stock Ownership Plan and Trust are considered nonaffiliates.

                   DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (Part III).

                          TIMBERLAND BANCORP, INC.
                      1999 ANNUAL REPORT ON FORM 10-K
                             TABLE OF CONTENTS

                                                                        Page


PART I. ............................................................      1
     Item 1. Business...............................................      1
          General...................................................      1
          Market Area...............................................      1
          Lending Activities........................................      2
          Investment Activities.....................................     18
          Deposit Activities and Other Sources of Funds.............     19
          Regulation of the Bank....................................     23
          Regulation of the Company.................................     29
          Taxation..................................................     30
          Competition...............................................     32
          Subsidiary Activities.....................................     32
          Personnel.................................................     32
     Item 2. Properties.............................................     32
     Item 3. Legal Proceedings......................................     33
     Item 4. Submission of Matters to a Vote of Security Holders....     34
PART II.............................................................     34
     Item 5. Market for the Registrant's Common Equity and
             Related Stockholder Matters............................     34
     Item 6. Selected Financial Data................................     35
     Item 7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................     37
             General................................................     37
             Operating Strategy.....................................     37
             Market Risk and Asset and Liability Management.........     38
             Comparison of Financial Condition at
               September 30, 1999 and 1998..........................     39
             Comparison of Operating Results for Years Ended
               September 30, 1999 and 1998..........................     40
             Comparison of Operating Results for Years Ended
               September 30, 1998 and 1997..........................     41
             Nonperforming Assets...................................     42
             Average Balances, Interest and Average Yields/Cost.....     42
             Rate/Volume Analysis...................................     44
             Liquidity and Capital Resources........................     44
             Year 2000 Issues.......................................     45
             Effect of Inflation and Changing Prices................     46
     Item 7A. Quantitative and Qualitative Disclosures
             About Market Risk......................................     46
     Item 8. Financial Statements and Supplementary Data............     47
     Item 9. Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.................     82
PART III............................................................     82
     Item 10. Directors and Executive Officers of the Registrant....     82
     Item 11. Executive Compensation................................     82
     Item 12. Security Ownership of Certain Beneficial
              Owners and Management.................................     82
     Item 13. Certain Relationships and Related Transactions........     83
PART IV.............................................................     83
     Item 14. Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K...............................     83

                                  PART I

Item 1.  Business
-----------------
General

     Timberland Bancorp, Inc. ("Company"), a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank, SSB ("Bank") upon the Bank's conversion from a Washington-chartered mutual to a Washington-chartered stock savings bank ("Conversion"). The Conversion was completed on January 12, 1998 through the sale and issuance of 6,612,500 shares of common stock by the Company. At September 30, 1999, the Company had total assets of $307.1 million, total deposits of $188.1 million and total equity of $72.2 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

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

Market Area

     The Bank considers Grays Harbor, Thurston, Pierce, King and Kitsap Counties as its primary market areas. The Bank conducts operations from its main office in Hoquiam (Grays Harbor County), three branch offices in Grays Harbor County (Aberdeen, Montesano and Ocean Shores), a branch office in King County (Auburn, opened in 1994), two branch offices in Pierce County (Edgewood, opened in 1980, and Puyallup, opened in 1996), two branch offices in Thurston County (Lacey, opened in 1997 and Yelm, opened in 1999) and a loan production office in Kitsap County (Silverdale, opened in 1995 in Port Orchard and subsequently relocated to Silverdale in 1998). In October 1999, the Bank converted the Silverdale loan production office to a full service branch in Poulsbo (Kitsap County), Washington, and in November 1999, the Bank opened a
full service branch in  Spanaway (Pierce County), Washington.   See "Item 2.
Properties."

     Hoquiam, population approximately 9,000, is located in Grays Harbor County which is situated along Washington State's central Pacific coast. Hoquiam is located approximately 110 miles southwest of Seattle and 145 miles northwest of Portland, Oregon.

     The Bank considers its primary market area to include three submarkets primarily rural Grays Harbor County with its historical dependence on the timber and fishing industries; Ocean Shores with its dependence on tourism and vacation home residents; and Pierce, King, Thurston and Kitsap Counties with their dependence on state government in Olympia, the state capital, and the aerospace and computer industries in the Seattle-Tacoma metropolitan area. Each of these markets present operating risks to the Bank. The Bank's recent expansion into

Counties and recent opening of a third branch office in Pierce County represents the Bank's strategy to diversify its primary market area to become less reliant on the economy of Grays Harbor County.

Lending Activities

     General. Historically, the principal lending activity of the Bank has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to- four family residences and loans for the construction of one- to- four family residences. In recent years, the Bank has increased its origination of loans secured by multi-family properties, construction and land development loans, land loans and commercial real estate loans. The Bank's net loans receivable, including loans held for sale, totaled approximately $256.1 million at September 30, 1999, representing approximately 83.4% of consolidated total assets and at that date construction and land development loans, land loans and loans secured by commercial and multi-family properties were $167.7 million, or 56.0%, of total loans.

     The Bank's internal loan policy limits the maximum amount of loans to one borrower to 25% of its capital. At September 30, 1999, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $14.2 million under its policy. At September 30, 1999, the Bank had no loans with an aggregate outstanding balance in excess of this amount. At that date, the Bank had 45 borrowers or related borrowers with total loans outstanding in excess of $1.0 million. The largest amount outstanding to any one borrower and the borrower's related entities was approximately $6.1 million, which includes $2.5 million of undisbursed loans in process balance.

     Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan as of the dates indicated.

                                                       At September 30,
                 ------------------------------------------------------------------------------------------
                      1999               1998                1997             1996               1995
                 ----------------   ----------------    ---------------  ----------------   ---------------
                 Amount   Percent   Amount   Percent    Amount  Percent  Amount   Percent   Amount  Percent
                 -----    -------   ------   -------    ------  -------  ------   -------   ------  -------
                                                   (Dollars in thousands)
Mortgage Loans:
 One- to- four
  family(1)(2). $115,133   38.42%  $100,921   43.48%   $100,127  48.76%  $ 95,978  48.51%  $ 93,582   53.03%
 Multi-family..   15,945    5.32     12,432    5.36      12,178   5.93     12,569   6.35     10,965    6.21
 Commercial....   52,049   17.37     32,906   14.18      29,410  14.32     26,529  13.41     15,592    8.83
 Construction
  and land
  development..   90,621   30.24     64,172   27.65      45,031  21.93     47,140  23.83     42,752   24.23
 Land(2).......    9,059    3.02      7,749    3.34       6,937   3.38      6,115   3.09      6,118    3.47
                --------  ------   --------  ------    -------- ------   -------- ------   --------  ------
   Total
   mortgage
   loans.......  282,807   94.37    218,180   94.01     193,683  94.32    188,331  95.19    169,009   95.77
Consumer Loans:
 Home equity and
  second
  mortgage.....    7,978    2.66      8,740    3.77       8,142   3.97      6,576   3.32      5,201    2.95
 Other.........    4,279    1.43      4,066    1.74       2,824   1.37      2,476   1.25      2,019    1.15
                --------  ------   --------  ------    -------- ------   -------- ------   --------  ------
                  12,257    4.09     12,806    5.51      10,966   5.34      9,052   4.57      7,220    4.10
Commercial
 business
 loans.........    4,611    1.54      1,105    0.48         964   0.34        476   0.24        232    0.13
                --------  ------   --------  ------    -------- ------   -------- ------   --------  ------
   Total loans.  299,675  100.00%   232,091  100.00%    205,343 100.00%   197,859 100.00%   176,461  100.00%
                --------  ======   --------  ======    -------- ======   -------- ======   --------  ======
Less:
 Undisbursed
  portion of loans
  in process...  (37,781)           (28,886)            (14,820)          (18,434)          (17,262)
 Unearned
  income.......   (3,170)            (2,256)             (1,761)           (1,708)           (1,554)
 Allowance for
  loan losses..   (2,056)            (1,728)             (1,716)           (1,133)           (1,119)
 Market value
  adjustment of
  loans held-
  for-sale....      (583)                --                 (19)              (89)               (3)
                --------           --------            --------          --------          --------
  Total loans
   receivable,
   net........  $256,085           $199,221            $187,027          $176,495          $156,523
                ========           ========            ========          ========          ========
--------------
(1)    Includes loans held-for-sale.
(2)    Includes real estate contracts totaling $1.6 million at September 30, 1999.  See " --Lending
       Activities -- Real Estate Contracts."

                                                                    2

     Residential One- to- Four Family Lending. At September 30, 1999, $115.1 million, or 38.4%, of the Bank's loan portfolio consisted of loans secured by one- to- four family residences.

     The Bank originates both fixed-rate loans and adjustable-rate loans. Generally, 15- and 30-year fixed-rate loans are originated to meet the requirements for sale in the secondary market to the FHLMC, however, from time to time, a portion of these fixed-rate loans originated by the Bank may be retained in the Bank's loan portfolio to meet the Bank's asset/liability management objectives. The Bank has recently begun to utilize an automated underwriting program, which preliminarily qualifies a loan as conforming to FHLMC underwriting standards when the loan is originated. At September 30, 1999, $39.1 million, or 33.9%, of the Bank's one- to- four family loan portfolio consisted of fixed rate one- to- four family mortgage loans.

     The Bank also offers adjustable rate mortgage ("ARM") loans at rates and terms competitive with market conditions. All of the Bank's ARM loans are retained in its loan portfolio and not with a view toward sale in the secondary market.

     The Bank offers several ARM products which adjust annually after an initial period ranging from one to five years subject to a limitation on the annual increase of 2% and an overall limitation of 6%. These ARM products have utilized the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.875% to 3.500%. ARM loans held in the Bank's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.
The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At September 30, 1999, $76.0 million, or 66.1%, of the Bank's one- to- four family loan portfolio consisted of ARM loans.

     The material portion of the Bank's ARM loans are "non-conforming" because they do not satisfy acreage limits, or various other requirements imposed by the FHLMC. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy the FHLMC credit requirements because of personal and financial reasons (i.e., divorce, bankruptcy, length of time employed, etc.), and other aspects, which do not conform to the FHLMC's guidelines. Many of these borrowers have higher debt to income ratios, or the loans are secured by unique properties in rural markets for which there are no comparable sales of comparable properties to support value according to secondary market requirements. These loans are known as non-conforming loans and the Bank may require additional collateral or lower loan-to-value ratios prior to the origination of the loan. The Bank believes that these loans satisfy a need in its local market area. As a result, subject to market conditions, the Bank intends to continue to originate such loans.

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

     Construction and Land Development Lending. Prompted by unfavorable economic conditions in its primary market area in 1980, the Bank sought to establish a market niche and, as a result, began originating construction loans. In recent periods, construction lending activities have been primarily in the Pierce County, King County, Thurston County, and Kitsap County markets. Competition from other financial institutions has increased in recent periods and the Bank expects that its margins on construction loans may be reduced in the future.

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

     At September 30, 1999, the composition of the Bank's construction and land development loan portfolio was as follows:

                                               Outstanding      Percent of
                                                 Balance          Total
                                                 -------          -----
                                               (In thousands)

Speculative construction.......................  $22,106          24.39%
Custom and owner/builder construction..........   28,835          31.82
Multi-family...................................   20,879          23.04
Land development...............................   12,350          13.63
Commercial real estate.........................    6,451           7.12

                                                 -------         ------
  Total........................................  $90,621         100.00%
                                                 =======         ======

    Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified. The Bank lends to approximately 75 builders located in the Bank's primary market area, each of which generally have three to six speculative loans outstanding from the Bank during a 12 month period. Rather than originating lines of credit to home builders to construct several homes at once, the Bank originates and underwrites a separate loan for each home. Speculative construction loans are originated for a term of 12 months, with fixed interest rates ranging from 9.5% to 10.0%, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property. During this 12 month period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. At September 30, 1999 speculative construction loans totaled $22.1million, or 24.4%, of the total construction loan portfolio. At September 30, 1999, the Bank had 11 borrowers each with aggregate outstanding speculative loan balances of more than $500,000, all of which were performing according to their respective terms and the largest of which amounted to $440,000.

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

     Owner/builder construction loans are originated to the home owner rather than the home builder as a single loan that automatically converts to a permanent loan at the completion of construction. The construction phase of a owner/builder construction loan generally lasts six to nine months with fixed interest rates ranging from 9.0% to 9.5%, and with loan-to-value ratios of 80% (or up to 95% with PMI) of the appraised estimated value of the completed property or cost, whichever is less. During this 12 month period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. At the completion of construction, the loan converts automatically to either a fixed-rate mortgage loan, which conforms to secondary market standards, or an ARM loan for retention in the Bank's portfolio. At September 30, 1999, custom and owner/builder construction loans totaled $28.8 million, or 31.8%, of the total construction loan portfolio. At September 30, 1999, the largest outstanding custom construction loan had an outstanding balance of $485,000 and was performing according to its terms.

     The Bank originates loans to local real estate developers with whom it has established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities) (generally with ten to 50 lots). At September 30, 1999, subdivision development loans totaled $12.4 million, or 13.6% of construction and land development loans receivable. Land development loans are secured by a lien on the property and made for a period of two to five years with generally fixed interest rates, and are made with loan-to-value ratios generally not exceeding 75%. Monthly interest payments are required during the term of the loan.
Land development loans are structured so that the Bank is repaid in full upon the sale by the borrower of approximately 80% of the subdivision lots. Substantially all of the Bank's land development loans are secured by property located in its primary market area. In addition, in the case of a corporate borrower, the Bank also generally obtains personal guarantees from corporate principals and reviews their personal financial statements. At September 30, 1999, the largest land development loan had an outstanding loan balance of $2.7 million and was performing according to its terms.

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

     The Bank also provides construction financing for multi-family and commercial properties. At September 30, 1999, such construction loans amounted to $27.3 million. These loans are secured by motels, apartment buildings, condominiums, office buildings and retail rental space located in the Bank's primary market area and typically range in amount from $300,000 to $2.0 million. At September 30, 1999, the largest outstanding multi-family construction loan had a balance of $5.7 million and was performing according to its terms. Periodically, the Bank purchases (without recourse to the seller other than for fraud) from other lenders participation interests in multi-family and commercial construction loans secured by properties located in the Bank's primary market area. The Bank underwrites such participation interests according to its own standards. At September 30, 1999, the largest participation interest had an outstanding balance of $2.7 million, which represented a 50% interest in a construction loan secured by a multi-family property located in Vancouver, Washington. The loan was performing according to its terms at September 30, 1999.

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

     Real Estate Contracts. The Bank purchases real estate contracts and deeds of trust from individuals who have privately sold their homes or property. These contracts are generally secured by one- to- four family properties, building lots and undeveloped land and range in principal amount from $10,000 to $200,000, but typically are in amounts between $20,000 and $40,000. Real estate contracts purchased by the Bank are generally located within its primary market area. Prior to purchasing the real estate contract, the Bank reviews the contract and analyzes and assesses the collateral for the loan, the down payment made by the borrower and the credit history on the loan. As of September 30, 1999, the Bank had outstanding $1.6 million of real estate contracts.

     Multi-Family Lending. At September 30, 1999, the Bank had $15.9 million, or 5.3% of the Bank's total loan portfolio, secured by multi-family dwelling units (more than four units) located primarily in the Bank's primary market area. Subject to market conditions, the Bank intends to become a more active originator of multi-family loans within its primary market area. At September 30, 1999, approximately 22.8% of the Bank's multi-family loans represent participation interests in loans, secured by properties located in the Bank's primary market area, purchased from other lenders. Such participation interests are purchased without recourse to the seller other than for fraud. The Bank underwrites such participation interests according to its own standards.

     Multi-family loans are generally originated with variable rates of interest ranging from 3.00% to 3.50% over the one-year constant maturity U.S. Treasury Bill Index, with principal and interest payments fully amortizing over terms of up to 30 years. Multi-family loans generally range in principal balance from $300,000 to $3.0 million. At September 30, 1999, the largest multi-family loan had an outstanding principal balance of $2.0 million and was secured by an apartment building located in the Bank's primary market area.
At September 30, 1999, this loan was performing according to its terms.

     The maximum loan-to-value ratio for multi-family loans is generally 75%. The Bank requires its multi- family loan borrowers to submit financial statements and rent rolls on the subject property annually. The Bank also inspects the subject property annually. The Bank generally imposes a minimum debt coverage ratio of approximately 1.10 for loans secured by multi-family properties.

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

     Commercial Real Estate Lending. Commercial real estate loans totaled $52.0 million, or 17.4% of total loans receivable at September 30, 1999, and consisted of 162 loans. The Bank originates commercial real estate loans generally at variable interest rates and secured by properties, such as restaurants, motels, office buildings and retail/wholesale facilities, located in its primary market area. The principal balance of a commercial real estate loan generally ranges between $100,000 and $3.0 million. At September 30, 1999, $1.7 million of commercial real estate loans were not performing according to terms. See "-- Lending Activities -- Nonperforming Assets and Delinquencies."

     The Bank requires appraisals of all properties securing commercial real estate loans. Appraisals are performed by an independent appraiser designated by the Bank, all of which are reviewed by management. The Bank considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property. The Bank generally imposes a minimum debt coverage ratio of approximately 1.10 for originated loans secured by income producing commercial properties. Loan-to- value ratios on commercial real estate loans are generally limited to 75%. The Bank generally obtains loan guarantees from financially capable parties based on a review of personal financial statements.

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

     Land Lending. The Bank occasionally originates loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to sell as improved lots. At September 30, 1999, land loans totaled $9.1 million, or 3.0% of the Bank's total loan portfolio. Land loans originated by the Bank are generally fixed-rate loans and have maturities of five to ten years. Land loans generally range in principal amount from $40,000 to $100,000. The largest land loan had an outstanding balance of $399,000 at September 30, 1999 and was performing according to its terms.

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

     Consumer Lending. Consumer lending has traditionally been a small part of the Bank's business. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. Consumer loans include home equity lines of credit, Title I home improvement loans, second mortgage loans, savings account loans, automobile loans, boat loans, motorcycle loans, recreational vehicle loans and unsecured loans. Consumer loans are made with both fixed and variable interest rates and with varying terms. At September 30, 1999, consumer loans amounted to $12.3 million, or 4.1% of the total loan portfolio.

     At September 30, 1999, the largest component of the consumer loan portfolio consisted of second mortgage loans and home equity lines of credit, which totaled $8.0 million, or 2.7%, of the total loan portfolio. Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others. The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property. The Bank occasionally solicits these loans. The loan-to-value ratio is typically 80% or less, when taking into account both the first and second mortgage loans. Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 20 years. Home equity lines of credit are generally for a one year term and the interest rate is tied to the 26 week Treasury Bill plus 4.0%.

     In July 1997, the Bank began issuing VISA credit cards to its existing customers. At September 30, 1999, credit card loans amounted to $1.6 million. The Bank does not engage in direct mailings of pre-approved credit cards.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. The Bank believes that these risks are not as prevalent in the case of the Bank's consumer loan portfolio because a large percentage of the portfolio consists of second mortgage loans and home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to- four family residential mortgage loans. Nevertheless, second mortgage loans and home equity lines of credit have greater credit risk than one- to- four family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Bank. At September 30, 1999, there were $330,000 of consumer loans delinquent in excess of 90 days.

     Commercial Business Lending. Commercial business loans totaled $4.6 million, or 1.5% of total loans receivable at September 30, 1999, and consisted of 53 loans. In July 1998, the Bank established a business banking division staffed by three experienced commercial bankers to increase the Bank's origination of commercial business loans. Commercial business loans are generally secured by business equipment or other property and are made at variable rates of interest equal to a negotiated margin above the prime rate. The Bank also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

     Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

     Loan Maturity. The following table sets forth certain information at September 30, 1999 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.


                                                      After      After
                                           One Year   3 Years    5 Years
                                 Within    Through    Through    Through    After
                                One Year   3 Years    5 Years    10 Years   10 Years       Total
                                --------   -------    -------    --------   --------       -----
                                             (Dollars in thousands)
Mortgage loans:
  One- to- four family........ $   172    $  1,095    $   952    $ 4,139    $108,775     $115,133
  Multi-family................     903       2,614         46      6,260       6,122       15,945
  Commercial..................     515         459      3,372     21,307      26,396       52,049
  Construction and land
      development(1)..........  26,845      29,432         --      3,741      30,603       90,621
  Land........................     820       2,095      5,259        570         315        9,059
Consumer loans:
  Home equity and second
    mortgage..................   2,575         463      1,144      1,505       2,291        7,978
  Other.......................   1,393       1,133      1,078        199         476        4,279
Commercial business loans.       1,969       1,172      1,036        347          87        4,611
                               -------    --------    -------    -------    --------     --------
     Total.................... $35,192    $ 38,463    $12,887    $38,068    $175,065     $299,675
                               =======    ========    =======    =======    ========     ========
Less:
  Undisbursed portion of loans
    in process ...............                                                           $(37,781)
  Unearned income.............                                                             (3,170)
  Allowance for loan losses...                                                             (2,056)
  Market value adjustment
    of loans held-for-sale ...                                                               (583)
                                                                                         --------
   Loans receivable, net......                                                           $256,085
                                                                                         ========
-----------
(1)     Includes construction/permanent that convert to a permanent mortgage loan once construction is completed.

     The following table sets forth the dollar amount of all loans due after September 30, 1999, which have fixed interest rates and have floating or adjustable interest rates.

                                  Fixed       Floating or
                                  Rates    Adjustable Rates    Total
                                  -----    ----------------    -----
                                             (In thousands)
Mortgage loans:
 One- to- four family......... $  39,085      $  76,048       $115,133
 Multi-family.................     6,093          9,852         15,945
 Commercial...................    12,336         39,713         52,049
 Construction and land
   development................    81,514          9,107         90,621
 Land.........................     8,871            188          9,059
Consumer loans:
 Home equity and second
   mortgage ..................     5,407          2,571          7,978
 Other........................     4,056            223          4,279
Commercial business loans.....     2,465          2,146          4,611
                                --------       --------       --------
   Total......................  $159,827       $139,848       $299,675
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

     Mortgage loan applications are initiated by loan officers and are required to be approved by the Bank's Loan Committee, which consists of the Bank's President, Executive Vice President and Vice President. All other loans up to and including $300,000 may be approved by any two of the Bank's President, Executive Vice President or Vice President, without Board approval. Commercial business loans up to and including $250,000 may also be approved by the Bank's Senior Vice President. Loans in excess of $300,000, as well as loans of any size granted to a single borrower whose aggregate lending relationship exceeds $300,000, must be approved by the Bank's Board of Directors.

     Loan Originations, Purchases and Sales. During the years ended September 30, 1998 and 1999, the Bank's total gross loan originations were $126.9 million and $144.4 million, respectively. Periodically, the Bank purchases participation interests in construction and land development loans and multi-family loans, secured by properties located in the Bank's primary market area, from other lenders. Such purchases are underwritten to the Bank's underwriting guidelines and are without recourse to the seller other than for fraud. See "-- Lending Activities -- Construction and Land Development Lending" and "-- Lending Activities -- Multi-Family Lending."

     Consistent with its asset/liability management strategy, the Bank's policy has been to retain in its portfolio all of the ARM loans and generally originates fixed rate loans with a view toward sale in the secondary market to FHLMC; however, from time to time, a portion of fixed-rate loans may be retained in the Bank's portfolio to meet its asset-liability objectives.
Loans sold in the secondary market are generally sold on a servicing retained basis. At September 30, 1999, the Bank's loan servicing portfolio totaled $63.8 million.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                              Year Ended September 30,
                                             --------------------------
                                             1999      1998        1997
                                             ----      ----        ----
                                               (Dollars in thousands)

Loans originated:
 Mortgage loans:
  One- to- four family................... $ 41,084  $ 45,377     $27,149
  Multi-family ..........................    6,952     5,461       1,229
  Commercial.............................   15,722     6,750       3,635
  Construction and land development......   63,162    58,054      35,218
  Land ..................................    4,605     3,265       2,644
 Consumer................................    6,845     7,437       6,446
 Commercial business loans...............    6,069       525         363
                                          --------  --------     -------
  Total loans originated ................  144,439   126,869      76,684

Loans purchased:
 Mortgage loans:
  One- to- four family...................      269       619         163
  Multi-family...........................       --        --          --
  Commercial.............................    9,170        --         546
  Construction...........................    7,226        --          --
  Land...................................       34        --         347
                                          --------  --------     -------
   Total loans purchased.................   16,699       619       1,056
                                          --------  --------     -------
     Total loans originated
      and purchased......................  161,138   127,488      77,740

Loans sold:
  Total whole loans sold.................  (13,572)  (25,236)    (15,275)
  Participation loans....................   (6,249)       --          --
                                          --------  --------     -------
  Total loans sold ......................  (19,821)  (25,236)    (15,275)

Mortgage loan principal repayments ......  (73,733)  (75,504)    (54,981)
Decrease (increase) in other items, net..  (10,720)  (14,554)      3,048
                                          --------  --------     -------
Net increase in loans receivable, net.... $ 56,864  $ 12,194     $10,532
                                          ========  ========     =======

     Loan Origination and Other Fees. The Bank, in some instances, receives loan origination fees. Loan fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of fees charged by the Bank is generally 1.0% to 2.0%. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Bank had $3.1 million of net deferred mortgage loan fees at September 30, 1999.

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

     The Bank's Board of Directors is informed monthly as to the status of all loans that are delinquent by more than 30 days, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Bank.

    The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.

                                                              At September 30,
                                            --------------------------------------------------------
                                            1999         1998        1997          1996         1995
                                            ----         ----        ----          ----         ----
                                                           (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
 Mortgage loans:
  One- to- four family...................  $  941      $  996       $  776        $  735      $  646
  Commercial.............................   1,675       2,919        2,886            --          --
  Construction and land development......     390          --        3,891           771         391
  Land...................................     253         397           --            --          --
 Consumer loans..........................     330          17            2            14          --
 Commercial business loans...............      --          81           --            --          --
                                           ------      ------       ------        ------       -----
     Total...............................   3,589       4,410        7,555         1,520       1,037

Accruing loans which are contractually
 past due 90 days or more:
 Mortgage loans:
  Construction and land development......     449         396          109            --          --
                                           ------      ------       ------        ------       -----
      Total..............................     449         396          109            --          --
                                           ------      ------       ------        ------       -----
Total of nonaccrual and
 90 days past due loans..................   4,038       4,806        7,664         1,520       1,037

Real estate owned and other
 repossessed assets......................     867       1,724          434           125         209
                                           ------      ------       ------        ------       -----
     Total nonperforming assets..........   4,905       6,530        8,098         1,645       1,246

Restructured loans.......................     509         236           70           158         207

                                (table continued, and footnotes located, on following page)

                                                          13

                                                              At September 30,
                                            --------------------------------------------------------
                                            1999         1998        1997          1996         1995
                                            ----         ----        ----          ----         ----
                                                           (Dollars in thousands)
Nonaccrual and 90 days or more
 past due loans as a percentage
 of loans receivable, net...............    1.56%      2.39%        4.06%         0.86%        0.66%

Nonaccrual and 90 days or more past due
 loans as a percentage of total assets..    1.31%      1.81%        3.62%         0.78%        0.58%

Nonperforming assets as a
 percentage of total assets ............    1.60%      2.46%        3.83%         0.85%        0.70%

Loans receivable, net(1)................$258,141   $200,949     $188,743      $177,628     $157,642
                                        ========   ========     ========      ========     ========
Total assets............................$307,116   $265,709     $211,553      $194,357     $177,761
                                        ========   ========     ========      ========     ========
-----------
(1)  Includes loans held-for-sale and is before the allowance for loan losses.



     The following is a discussion of the Bank's major problem assets at September 30, 1999:

     Convenience store/retail space and mini-storage, Kitsap County, Washington. The Bank had two loans that were originated in 1996 on two separate properties: a convenience store combined with retail space and a 436 unit mini-storage facility. These two loans had a combined balance of $2.9 million at September 30, 1998. These loans became delinquent primarily because of a dispute between the two borrowers. The Bank initiated foreclosure proceedings which were stayed due to a bankruptcy filing by the borrowers in January of 1998. The bankruptcy was subsequently dismissed and the mini-storage facility was sold at a trustees sale on March 12, 1999 for the full balance, accrued interest, late charges and fees owed. The foreclosure of the convenience store is in progress. As of September 30, 1999, the remaining loan was classified as substandard and had a principal balance of $1.4 million. Although no assurances can be given, the Bank does not expect to incur any material loss on this loan. See "-- Lending Activities -- Asset Classification."

     Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At September 30, 1999, the Bank had $867,000 in real estate owned consisting primarily of five one- to- four family properties and several land parcels.

     Restructured Loans. Under generally accepted accounting principles ("GAAP"), the Bank is required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructuring or loan modifications for a borrower does not necessarily always constitute troubled debt restructuring, however, and troubled debt restructuring do not necessarily result in non-accrual loans. The Bank had $509,000 of restructured loans as of September 30, 1999, which consisted of two one- to-four family mortgage loans and several consumer loans.

     Asset Classification. Applicable regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets. When an insured institution classifies problem assets as loss, it charges off the balance of the asset. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Division which can order the establishment of additional loss allowances.

     The aggregate amounts of the Bank's classified assets (as determined by the Bank), and of the Bank's general loss allowances at the dates indicated, were as follows:

                                               At September 30,
                                          -----------------------
                                          1999      1998     1997
                                          ----      ----     ----
                                                (In thousands)

Loss..................................  $   --    $   --    $   --
Doubtful .............................      89        --        --
Substandard assets(1).................   4,108     4,888     5,470
Special mention(1)....................   1,059     1,160     2,886
General loss allowances...............   2,006     1,728     1,716
Specific loss allowance...............      50        --        --
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

     At September 30, 1999, the Bank had a general allowance for loan losses of $2.0 million and a specific allowance for loan losses of $50,000. Management believes that the amount maintained in the allowances will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

     The following table sets forth an analysis of the Bank's gross allowance for possible loan losses for the periods indicated.

                                            Year Ended September 30,
                                   ----------------------------------------
                                    1999   1998      1997     1996     1995
                                    ----   ----      ----     ----     ----
                                            (Dollars in thousands)

Allowance at beginning
  of period....................  $ 1,728  $ 1,716  $ 1,133  $ 1,119  $ 1,120
Provision for loan losses......      363      200      596       70       --
Recoveries:
 Consumer loans:
  Automobile...................       --       --       --       --       --
  Other........................       --       --        9       --       --
                                  ------   ------   ------   ------   ------
   Total recoveries............       --       --        9       --       --

Charge-offs:
 Mortgage loans:
  One- to- four family.........       --        4       19       --       --
  Home equity and second
    mortgage...................       --       --       --       --       --
  Other........................        5        4       --        1        1
                                  ------   ------   ------   ------   ------
   Total charge-offs...........        5        8       19        1        1
                                  ------   ------   ------   ------   ------
   Net charge-offs.............        5        8       10        1        1
   Transfers...................       30      180        3       55       --
                                  ------   ------   ------   ------   ------
     Balance at end of period..   $2,056   $1,728   $1,716   $1,133   $1,119
                                  ======   ======   ======   ======   ======
Allowance for loan losses as a
 percentage of total loans
 (net)(1) outstanding at the
 end of the period.............    0.80%     0.86%    0.91%    0.64%    0.71%

Net charge-offs as a percentage
 of average loans outstanding
 during the period.............      --%       --%    0.01%      --%      --%

Allowance for loan losses as
 a percentage of nonperforming
 loans at end of period........   50.92%    35.96%   22.39%   74.54%  107.91%
--------------
(1) Total loans (net) includes loans held for sale and is before the allowance for loan losses.


     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

                                                          At September 30,
                       -------------------------------------------------------------------------------------
                               1999             1998             1997             1996            1995
                       ---------------- ---------------- --------------- ----------------- -----------------
                              Percent of       Percent of       Percent of       Percent of       Percent of
                              Loans in         Loans in         Loans in         Loans in         Loans in
                              Category         Category         Category         Category         Category
                              to Total         to Total         to Total         to Total         to Total
                       Amount Loans     Amount Loans     Amount Loans     Amount Loans     Amount Loans
                       ------ -----     ------ -----     ------ -----     ------ -----     ------ -----
                                               (Dollars in thousands)
Mortgage loans:
 One- to- four
   family............. $  288   38.42%   $  311  43.48%   $  311  48.76%   $  261  48.51%   $  278  53.03%
 Multi-family.........     82    5.32        70   5.36       149   5.93        83   6.35        81   6.21
 Commercial...........    674   17.37       706  14.18       409  14.32       317  13.41       271   8.84
 Construction.........    633   30.24       368  27.65       646  21.93       316  23.83       337  24.23
 Land.................    170    3.02       180   3.34       138   3.38       102   3.09        98   3.47
Non-mortgage loans:
 Consumer loans.......    126    4.09        65   5.51        50   5.34        46   4.57        44   4.09
 Commercial business
   loans..............     83    1.54        28   0.48        13   0.34         8   0.24        10   0.13
                       ------  ------    ------ ------    ------ ------    ------ ------    ------ ------
   Total allowance
    for loan losses... $2,056  100.00%   $1,728 100.00%   $1,716 100.00%   $1,133 100.00%   $1,119 100.00%
                       ======  ======    ====== ======    ====== ======    ====== ======    ====== ======

                                                      17

Investment Activities

     At September 30, 1999, the Company's investment portfolio totaled $31.7 million, consisting of $17.7 million of securities available for sale and $14.0 million of mortgage-backed securities available for sale. This compares with a total portfolio of $35.4 million at September 30, 1998, comprised of $17.8 million of securities available for sale and $17.6 million of mortgage-backed securities available for sale. The composition of the portfolios by type of security, at each respective date is presented in the table, which follows.

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

     The following table sets forth the investment securities portfolio and carrying values at the dates indicated.


                                                                  At September 30,
                                            -----------------------------------------------------------
                                                  1999                 1998                 1997
                                            -----------------    -----------------    -----------------
                                                      Percent              Percent              Percent
                                            Carrying    of       Carrying     of      Carrying     of
                                            Value(1)   Total     Value(1)   Total     Value(1)   Total
                                            --------   -----     --------   -----     --------   -----
                                                               (Dollars in thousands)
Held-to-Maturity (at amortized cost):
 Mortgage-backed securities...............  $    --      --%      $    --      --%     $ 3,991    71.56%
Investment certificates of deposit........       --      --            --      --           --       --
                                            -------  ------       -------  ------      -------   ------
Total held-to-maturity securities.........       --      --            --      --        3,991    71.56

Available-for-Sale (at fair value):

U.S. Agency Securities....................    6,419   20.28         8,937   25.23           --       --
Mortgage-backed securities................   13,992   44.20        17,555   49.57           --       --
Mutual funds .............................    8,845   27.94         7,121   20.11           --       --
FHLB stock................................    2,338    7.39         1,713    4.84        1,586    28.44
Equity securities.........................       62    0.19            89    0.25           --       --
                                            -------  ------       -------  ------      -------   ------
  Total available-for-sale securities.....   31,656  100.00        35,415  100.00        1,586    28.44
                                            -------  ------       -------  ------      -------   ------

Total portfolio...........................  $31,656  100.00%      $35,415  100.00%     $ 5,577   100.00%
                                            =======  ======       =======  ======      =======   ======
---------------
(1)    The fair value of the Company's investment portfolio amounted to $31.7 million as of September 30,
       1999, $35.4 million as of September 30, 1998 and $5.6 million as of September 30, 1997.



                                                              18


       The following table sets forth the maturities and weighted average yields of the debt and mortgage-backed securities in the Company's investment securities portfolio at September 30, 1999.

                                    Less Than          One to            Five to            Over Ten
                                    One Year         Five Years         Ten Years             Years
                                 --------------    --------------     --------------     --------------
                                 Amount   Yield    Amount   Yield     Amount   Yield     Amount   Yield
                                 ------   -----    ------   -----     ------   -----     ------   -----
                                                          (Dollars in thousands)
Available-for-Sale:

U.S. Agency securities........  $    --      --%   $6,419    5.91%    $   --      --%   $    --      --%
Mortgage-backed securities....       --      --        34    4.93      1,558    6.18     12,400    5.95
Mutual funds..................    8,845    5.58        --      --         --      --         --      --
FHLB Stock....................    2,338    7.25        --      --         --      --         --      --
Equity securities.............       62    1.06        --      --         --      --         --      --
                                -------    ----    ------    ----     ------    ----    -------    ----
Total available-for-sale
  securities..................   11,245    5.87     6,453    5.91      1,558    6.18     12,400    5.95
                                -------            ------             ------            -------
Total portfolio...............  $11,245    5.87%   $6,453    5.91%    $1,558    6.18%   $12,400    5.95%
                                =======    ====    ======    ====     ======    ====    =======    ====


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

     At September 30, 1999 the Bank had $25.1 million of jumbo certificates of deposit, which includes $7.7 million in public unit funds. The Bank does not solicit brokered deposits and believes that its jumbo certificates of deposit, which represented 13.3% of total deposits at September 30, 1999, present similar interest rate risk compared to its other deposit products.

     The following table sets forth information concerning the Bank's deposits at September 30, 1999.

                                          Weighted
                                           Average               Percentage
                                          Interest                of Total
Category                                    Rate       Amount     Deposits
--------                                    ----       ------     --------
                                                   (In thousands)

Non-Interest Bearing                         --%      $   8,360     4.44%
Negotiable order of withdrawal
  ("NOW ") Checking                        1.75          21,239    11.29
Passbook Savings                           2.62          29,396    15.62
Money Market Accounts                      3.86          18,774     9.98
Other Deposits                               --           2,871     1.53

Certificates of Deposit(1)
--------------------------

Maturing within 1 year                     5.14          78,427    41.68
Maturing after 1 year but within 2 years   5.32          22,910    12.18
Maturing after 2 years but within 5 years  5.58           5,318     2.83
Maturing after 5 years                     5.78             853     0.45
                                                       --------   ------
                                           3.96        $188,148   100.00%
-------------                                          ========   ======
(1)  Based on remaining maturity of certificates.

     The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 1999. Jumbo certificates of deposit have principal balances of $100,000 or more and the rates paid on such accounts are generally negotiable.

Maturity Period                              Amount
---------------                              ------
                                         (In thousands)

Three months or less......................  $11,194
Over three through six months.............    3,509
Over six through twelve months............    7,740
Over twelve months........................    2,893
                                            -------
    Total.................................  $25,066
                                            =======


    Deposit Flow.  The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Bank at the dates
indicated.
                                                            At September 30,
                               -----------------------------------------------------------------------------
                                         1999                          1998                       1997
                               ---------------------------   ----------------------------    ---------------
                                        Percent                       Percent                        Percent
                                          of    Increase                of     Increase                 of
                               Amount   Total   (Decrease)   Amount    Total   (Decrease)    Amount   Total
                               ------   -----   ----------   ------    -----   ----------    ------   -----
                                                        (Dollars in thousands)


Non-interest-bearing........ $  8,360    4.44%  $  2,521    $  5,839    3.42%   $     675   $ 5,164    2.99%
NOW checking................   21,239   11.29       (356)     21,595   12.64        2,008    19,587   11.32

Passbook savings accounts...   29,396   15.62      2,081      27,315   15.99        1,046    26,269   15.18

Money market deposit........   18,774    9.98      3,761      15,013    8.79          589    14,424    8.34

Certificates of deposit which
 mature in the year ending:
  Within 1 year.............   78,427   41.68      6,097      72,330   42.34       (3,954)   76,284   44.09
  After 1 year, but
    within 2 years..........   22,910   12.18      3,517      19,393   11.35       (2,957)   22,350   12.92
  After 2 years, but
    within 5 years..........    5,318    2.83        144       5,174    3.03         (563)    5,737    3.32
  Certificates maturing
    thereafter..............      853    0.45        189         664    0.39          277       387     .22
Other.......................    2,871    1.53       (640)      3,511    2.05          710     2,801    1.62
                             --------  ------    -------    --------  ------     --------  --------  ------
     Total.................. $188,148  100.00%   $17,314    $170,834  100.00%    $ (2,169) $173,003  100.00%
                             ========  ======    =======    ========  ======     ========  ========  ======

     Time Deposits by Rates. The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated.

                                            At September 30,
                                      ----------------------------
                                      1999        1998        1997
                                      ----        ----        ----
                                             (In thousands)

2.00 - 3.99% .................     $    222    $   227     $    153
4.00 - 4.99% .................       28,687        381           --
5.00 - 5.99% .................       74,565     80,539       79,205
6.00 - 6.99% .................        3,527     11,548       20,351
7.00% and over ...............          507      4,866        5,049
                                   --------    -------     --------
Total.........................     $107,508    $97,561     $104,758
                                   ========    =======     ========

     Time Deposits by Maturities. The following table sets forth the amount and maturities of time deposits at September 30, 1999.

                                           Amount Due
                              ----------------------------------------------
                                                  After
                                         One to   Two to
                               Less Than   Two     Five     After
                               One Year   Years   Years   Five Years   Total
                               --------   -----   -----   ----------   -----
                                              (In thousands)

2.00 - 3.99%.................  $   222  $    --   $    --   $    --  $    222
4.00 - 4.99% ................   26,569    2,110         8        --    28,687
5.00 - 5.99%.................   49,204   19,801     4,808       752    74,565
6.00 - 6.99% ................    2,307      821       399        --     3,527
7.00% and over...............      125      178       103       101       507
                               -------  -------   -------   -------  --------
Total........................  $78,427  $22,910   $ 5,318   $   853  $107,508
                                ======  =======   =======   =======  =========

    Deposit Activities. The following table sets forth the savings activities of the Bank for the periods indicated.

                                            Year Ended September 30,
                                          ----------------------------
                                          1999        1998        1997
                                          ----        ----        ----
                                                 (In thousands)

Beginning balance...................... $170,834    $173,003    $156,549
Net deposits (withdrawals) before
   interest credited...................   10,038      (9,639)      8,938
Interest credited .....................    7,276       7,470       7,516
Net increase (decrease) in deposits....   17,314      (2,169)     16,454
                                        --------    --------    --------
Ending balance......................... $188,148    $170,834    $173,003
                                        ========    ========    ========

     Borrowings. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for general business purposes. The Bank has the ability to use advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met.

Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 1999, the Bank maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of $59.8 million, under which $45.1 million was outstanding.

     The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated using monthly average balance:

                                                     At or For the
                                               Year Ended September 30,
                                               ------------------------
                                               1999               1998
                                               ----               ----
                                                (Dollars in thousands)

Maximum amount of short-term FHLB
 advances at any month end..................  $33,600             $500

Approximate average short-term FHLB
  advances outstanding......................   10,150              250

Approximate weighted average rate
 paid on short-term FHLB advances...........     5.41%            6.70%

Total short-term FHLB advances at
 end of period .............................   33,600               --

                            REGULATION OF THE BANK

General

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

State Regulation and Supervision

     As a state-chartered savings bank, the Bank is subject to applicable provisions of Washington law and the regulations of the Division adopted thereunder. Washington law and regulations govern the Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. Under state law, savings banks in Washington also generally have all of the powers that federal savings banks have under federal laws and regulations. The Bank is subject to periodic examination and reporting requirements by and of the Division.

Deposit Insurance

     The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Bank.

     The Bank's accounts are insured by the SAIF to the maximum extent permitted by law. The Bank pays deposit insurance premiums based on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital "well capitalized," "adequately capitalized," and "undercapitalized" which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications.

     On September 30, 1996, the Deposit Insurance Fund Act was enacted to assist depository institutions insured by the SAIF in meeting its designated reserve ratio. Pursuant to the Federal Deposit Insurance Act, the FDIC imposed an assessment on SAIF and BIF insured financial institutions beginning January 1, 1997, for the purpose of paying interest on the obligations issued by the Financing Corporation in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits are charged an assessment to help pay interest on the Financing Corporation bonds at a rate of approximately .013%. Full pro rata sharing of the Financing Corporation payments between BIF and SAIF members will occur until the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Bank.

Prompt Corrective Action

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

     At September 30, 1999, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

Standards for Safety and Soundness

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

Capital Requirements

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

      Any insured bank with a Tier 1 capital to total assets ratio of less than 2% is deemed to be operating in an unsafe and unsound condition unless the insured bank enters into a written agreement, to which the FDIC is a party, to correct its capital deficiency. Insured banks operating with Tier 1 capital levels below 2% (and which have not entered into a written agreement) are subject to an insurance removal action. Insured banks operating with lower than the prescribed minimum capital levels generally will not receive approval of applications submitted to the FDIC. Also, inadequately capitalized state nonmember banks will be subject to such administrative action as the FDIC deems necessary.

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

     The Division requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At September 30, 1999, the Bank had a Tier 1 leverage capital ratio of 19.8% and net worth of 19.0% of total assets.

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

     The table below sets forth the Bank's capital position relative to its FDIC capital requirements at September 30, 1999. The definitions of the terms used in the table are those provided in the capital regulations issued by the FDIC.

                                               At September 30, 1999
                                            -----------------------------
                                                      Percent of Adjusted
                                            Amount       Total Assets(1)
                                            ------       ---------------
                                                (Dollars in thousands)

Tier 1 (leverage) capital.................  $56,864          19.81%
Tier 1 (leverage) capital requirement.....   11,484           4.00
                                            -------          -----
Excess ...................................  $45,380          15.81%
                                            =======          =====

Tier 1 risk adjusted capital..............  $56,864          25.89%
Tier 1 risk adjusted capital requirement..    8,787           4.00
                                            -------          -----
Excess....................................  $48,077          21.89%
                                            =======          =====

Total risk-based capital .................  $58,920          26.82%
Total risk-based capital requirement......   17,573           8.00
                                            -------          -----
Excess....................................  $41,347          18.82%
                                            =======          =====
-------------
(1) For the Tier 1 (leverage) capital and Washington regulatory capital calculations, percent of total average assets of $287.1 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $219.6 million.

                  (footnotes continued on following page)

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

Activities and Investments of Insured State-Chartered Banks

     Federal law generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and
(iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

     Federal law provides that an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank or for which the FDIC has granted and exception must cease the impermissible activity.

Environmental Issues Associated With Real Estate Lending

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

Federal Reserve System

     The Federal Reserve Board requires under Regulation D that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank. Under Regulation D, a bank must establish reserves equal to 0% of the first $4.9 million of net transaction accounts, 3% of the next $41.6 million, and 10% plus $1.56 million of the remainder. The reserve requirement on non-personal time deposits with original maturities of less than 1.5 years is 0%. As of September 30, 1999, the Bank met its reserve requirements.

Affiliate Transactions

     The Company and the Bank are legal entities separate and distinct. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company (an "affiliate"), generally limiting such transactions with the affiliate to 10% of the bank's capital and surplus and limiting all such transactions to 20% of the bank's capital and surplus. Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to the bank as those prevailing at the time for transactions with unaffiliated companies.

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

Community Reinvestment Act

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

Dividends

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

General

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

Interstate Banking

     The Federal Reserve must approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period, not exceeding five years, specified by the statutory law of the host state. Nor may the Federal Reserve approve an application if the applicant, and its depository institution affiliates, controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the federal law.

     The Federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks adopted a law prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

Dividends

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

Stock Repurchases

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

Capital Requirements

     The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets.

     The Company's total risk based capital must equal 8% of risk-weighted assets and one half of the 8%, or 4%, must consist of Tier 1 (core) capital. As of September 30, 1999, the Company's total risk based capital was 33.4% of risk-weighted assets and its risk based capital of Tier 1 (core) capital was 32.5% of risk-weighted assets.

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

Personnel

     As of September 30, 1999, the Bank had 102 full-time employees and 11 part-time employees. The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees is good.

Item 2.  Properties
-------------------
     The Bank operates nine full-service facilities. The Bank owns all of its offices except for the Silverdale Loan Center, which is leased. The lease expires in November 2000. In October 1999, the Bank converted the Silverdale loan production office to a full service branch in Poulsbo (Kitsap County), Washington, and in November 1999, the Bank opened a full service branch in Spanaway (Pierce County), Washington.

     The following table sets forth certain information regarding the Bank's offices at September 30, 1999, all of which are owned except for the loan center, which is leased.

                                                  Approximate
Location                            Year Opened  Square Footage    Deposits
--------                            -----------  --------------    --------
                                                                (In thousands)
Main Office:

624 Simpson Avenue                      1966         7,700          $63,524
Hoquiam, Washington 98550

300 N. Boone Street                     1974         3,400           25,302
Aberdeen, Washington 98520

314 Main South                          1975         2,800           19,212
Montesano, Washington 98563

361 Damon Road                          1977         2,100           19,130
Ocean Shores, Washington 98569

2418 Meridian East                      1980         2,400           32,173
Edgewood, Washington 98371

12814 Meridian East (South Hill)        1996         4,200           10,140
Puyallup, Washington 98373

202 Auburn Way South                    1994         4,200           12,020
Auburn, Washington 98002

1201 Marvin Road, N.E.                  1997         4,400            5,574
Lacey, Washington 98516

101 Yelm Avenue W.                      1999         1,800            1,073
Yelm, Washington 98597

Loan Center:

Silverdale Loan Center                  1995         1,225             N/A
10030 Silverdale Way, Suite 106
Silverdale, Washington  98383

Data Center:

422 6th Street                          1990         2,700             N/A
Hoquiam, Washington 98550

     The Bank also operates ten proprietary ATMs that are part of a nationwide cash exchange network.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1999.

                                   PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
     Matters
--------------------------------------------------------------------------

     The Company's common stock is traded on the Nasdaq National Market under the symbol "TSBK". As of September 30, 1999, there were 5,217,422 shares of common stock outstanding and approximately 930 shareholders of record, excluding persons or entities who hold stock in nominee or "street name"
accounts with brokers.   Dividend payments by the Company are dependent
primarily on dividends received by the Company from the Bank. Under federal regulations, the dollar amount of dividends the Bank may pay is dependent upon its capital position and recent net income. Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the FDIC regulations. However, institutions that have converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the mutual to stock conversion.

     The following table sets forth the market price range of the Company's common stock for the year ended September 30, 1999. This information was provided by the Nasdaq Stock Market.

                                 High             Low          Dividends
                                 ----             ---          ---------

         Fiscal 1999
         -----------

         First Quarter          $14.38           $10.00          $0.06
         Second Quarter         $13.00           $11.41          $0.06
         Third Quarter          $12.06           $10.69          $0.07
         Fourth Quarter         $13.25           $11.44          $0.08

         Fiscal 1998
         -----------

         First Quarter            N/A              N/A             N/A
         Second Quarter         $18.75           $14.50            N/A
         Third Quarter          $18.50           $15.50          $0.06
         Fourth Quarter         $16.75           $10.75          $0.06

Item 6.  Selected Financial Data
--------------------------------
     The following table sets forth certain information concerning the consolidated financial position and results of operations of the Company at and for the dates indicated. Since the Company had not commenced operations prior to the Bank's mutual-to-stock conversion in January 1998, the financial information presented for the periods prior to 1998 is that of the Bank only. The consolidated data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and its subsidiary presented herein.

                                            At September 30,
                                --------------------------------------------
                                1999      1998      1997      1996      1995
                                ----      ----      ----      ----      ----
                                               (In thousands)
SELECTED FINANCIAL CONDITION DATA:

Total assets................ $307,116  $265,709  $211,553  $194,357  $177,761
Loans receivable and loans
 loans held for sale, net...  256,085   199,221   187,027   176,495   156,523
Investment securities
 held-to-maturity ..........       --        --        --        --     3,504
Investment securities
 available-for-sale.........   17,664    17,860     1,587     1,572     1,449
Mortgage-backed securities
 held-to-maturity...........       --        --     3,990     4,951     6,352
Mortgage-backed securities
 available-for-sale.........   13,992    17,555        --        --        --
Cash and due from financial
 institutions interest-
 bearing deposits in banks..    8,126    21,784    11,446     5,055     4,860
Deposits ...................  188,148   170,834   173,003   156,549   143,084
FHLB advances...............   45,084    11,618    12,241    14,354    14,958
Shareholders' equity .......   72,245    81,780    24,645    21,329    18,653

                                          Year Ended September 30,
                                --------------------------------------------
                                1999      1998      1997      1996      1995
                                ----      ----      ----      ----      ----
                                   (In thousands, except per share data)
SELECTED OPERATING DATA:

Interest and dividend
 income..................... $ 23,109   $20,650   $17,947   $16,500   $14,454
Interest expense............    8,363     8,144     8,386     7,629     6,360
                             --------   -------   -------   -------   -------
Net interest income.........   14,746    12,506     9,561     8,871     8,094
Provision for loan losses...      363       200       597        70        --
                             --------   -------   -------   -------   -------
Net interest income after
 provision for loan losses .   14,383    12,306     8,964     8,801     8,094
Noninterest income..........      592     1,540     1,235       688       598
Noninterest expense.........    7,160     6,340     5,040     5,392     4,089
Income before income taxes .    7,815     7,506     5,159     4,097     4,603
Provision for income taxes .    2,597     2,410     1,830     1,419     1,603
                             --------   -------   -------   -------   -------
Net income.................. $  5,218   $ 5,096   $ 3,329   $ 2,678   $ 3,000
                             ========   =======   =======   =======   =======
Earnings per common share:
 Basic .....................    $1.03   $  0.84       N/A       N/A       N/A
 Diluted....................    $1.03   $  0.84       N/A       N/A       N/A

                                            At September 30,
                                --------------------------------------------
                                1999      1998      1997      1996      1995
                                ----      ----      ----      ----      ----

OTHER DATA:

Number of real estate loans
 outstanding..................  2,797    2,708     2,679     2,512      2,535
Deposit accounts ............. 22,527   22,014    21,668    19,994     18,681
Full-service offices..........      9        8         8         7          6

                                   At or For the Year Ended September 30,
                                --------------------------------------------
                                1999      1998      1997      1996      1995
                                ----      ----      ----      ----      ----

KEY FINANCIAL RATIOS:

Performance Ratios:
 Return on average
  assets(1)...................  1.89%    1.99%     1.62 %     1.46%     1.82%
 Return on average equity(2)..  6.95     7.56     14.39      13.21     17.44
 Interest rate spread(3)......  4.25     3.87      4.18       4.34      4.56
 Net interest margin(4).......  5.56     5.13      4.84       4.97      5.08
 Average interest-earning
  assets to averageinterest-
  bearing liabilities.........141.50   137.84    115.60     114.76    113.05
 Noninterest expense as a
  percent of average total
  assets......................  2.60     2.47      2.46       2.93      2.49
  Efficiency ratio(5)......... 47.81    45.79     46.68      56.82     47.04
  Book value per share ....... 13.85    13.02       N/A        N/A       N/A

Asset Quality Ratios:
 Nonaccrual and 90 days or
  more past due loans as a
  percent of loans receivable,
  net(6)......................  1.56     2.39      4.06       0.86      0.66
 Nonperforming assets as a
  percent of total assets.....  1.60     2.46      3.83       0.85      0.70
 Allowance for loan losses as
  a percent of total loans
  receivable, net(6)..........  0.80     0.86      0.91       0.64      0.71
 Allowance for losses as a
  percent of nonperforming
  loans ...................... 50.92    36.00     22.39      74.54    107.91
 Net charge-offs to average
  outstanding loans ..........    --       --      0.01         --        --

Capital Ratios:
 Total equity-to-assets ratio. 23.52    30.78     11.65      10.97     10.49
 Average equity to average
  assets(7)................... 27.25    26.27     11.28      11.02     10.45
---------------
(1)    Net income divided by average total assets.
(2)    Net income divided by average total equity.
(3) Difference between weighted average yield on interest-earning assets and weighted average interest-bearing liabilities.
(4) Net interest income (before provision for loan losses) as a percentage of average interest-earning assets.
(5) Other expenses (excluding federal income tax expense) divided by the sum of net interest income and noninterest income.
(6) Loans receivable includes loans held for sale and is not net of allowance for loan losses.
(7)    Average total equity divided by average total assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto. Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this Annual Report contain certain "forward-looking statements" concerning the future operations of Timberland Bancorp, Inc. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in our Annual Report. We have used "forward-looking statements" to describe future plans and strategies, including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, the ability of the Company to efficiently incorporate acquisitions into its operations, the ability of the Company to successfully address Year 2000 (Y2K) issues, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements.

Operating Strategy

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

     Diversify Primary Market Area by Expanding Branch Office Network. In an effort to lessen its dependence on the Grays Harbor County market whose economy has historically been tied to the timber and fishing industries, the Bank has opened branch offices in Pierce, King and Thurston Counties and a loan production office in Kitsap County. Thurston, Pierce, King and Kitsap Counties contain the Olympia, Bremerton, and Seattle-Tacoma metropolitan areas and their economies are more diversified with the presence of government, aerospace and computer industries.

     Limit Exposure to Interest Rate Risk. In recent years, the loans that the Bank has retained in its portfolio generally have periodic interest rate adjustment features or have been relatively short-term in nature. Loans originated for portfolio primarily have included ARM loans and short-term construction loans. Longer fixed-rate mortgage loans have generally been originated for sale in the secondary market. Management believes that the interest rate sensitivity of these adjustable rate and short-term loans more closely match the interest rate sensitivity of the Bank's funding sources than do other longer duration assets with fixed interest rates. Due to the current interest rate environment, the

Bank has increased its retention of 15 and 30 year fixed-rate mortgage loans. Such loans are retained and designated as loans held for sale.

Market Risk and Asset and Liability Management

     General. Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investment, deposit and borrowing activities. The Bank, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. Management actively monitors and manages its interest rate risk exposure. Although the Bank manages other risks, such as credit quality and liquidity risk, in the normal course of business management considers interest rate risk to be its most significant market risk that could potentially have the largest material effect on the Bank's financial condition and results of operations. The Bank does not maintain a trading account for any class of financial instruments nor does it engage in hedging activities or derivative instruments. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk.

      Qualitative Aspects of Market Risk. The Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Bank has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Bank's interest-earning assets by retaining for its portfolio, loans with interest rates subject to periodic adjustment to market conditions and selling fixed- rate one- to- four family mortgage loans. The Bank relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Bank promotes transaction accounts and certificates of deposit with terms of up to six years.

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

     Sharp decreases in interest rates may adversely affect the Bank's earnings while increases in interest rates may beneficially affect the Bank's earnings because a larger portion of the Bank's interest rate sensitive assets than interest rate sensitive liabilities would reprice within a one year period. Management has sought to sustain the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Bank actively originates adjustable rate loans for retention in its loan portfolio. Fixed-rate mortgage loans generally are originated for the intended purpose of resale in the secondary
mortgage market.   At September 30, 1999, adjustable rate mortgage loans and
adjustable rate mortgage-backed securities constituted $137.6 million or 46.4%, of the Bank's total combined mortgage loan and mortgage-backed securities portfolio. Although the Bank has sought to originate ARM loans, the ability to originate such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed rate loans.

     Consumer loans and construction and land development loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Bank's exposure to fluctuations in interest rates. At September 30, 1999, the construction and land development, and consumer loan portfolios amounted to $90.6 million and $12.3 million, or 30.2% and 4.1% of total loans receivable (including loans held for sale), respectively.

     Quantitative Aspects of Market Risk. Management of the Bank monitors the Bank's interest rate sensitivity through the use of a model provided for the Bank by the FHLB of Seattle. The model estimates the changes in NPV

(net portfolio value) and net interest income in response to a range of assumed changes in market interest rates. The model first estimates the level of the Bank's NPV (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment. In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates. The model then recalculates the Bank's NPV under different interest rate scenarios. The change in NPV under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk.
The following table is provided by the FHLB of Seattle based on data at September 30, 1999.

Projected     Net Interest Income                 Current Market Value
Interest  -------------------------------   -------------------------------
  Rate    Estimated   $ Change   % Change   Estimated  $ Change    % Change
Scenario    Value     from Base  from Base    Value    from Base   from Base
--------    -----     ---------  ---------    -----    ---------   ---------
                            (Dollars in thousands)

+400       $12,508     $(456)     (3.52)%    $47,463   $(9,639)    (16.88)%
+300        12,787      (177)     (1.37)      50,437    (6,665)    (11.67)
+200        13,051        86       0.66       53,090    (4,012)     (7.03)
+100        13,189       225       1.73       55,529    (1,573)     (2.75)
BASE        12,964        --         --       57,102        --         --
-100        12,290      (675)     (5.21)      57,078       (24)     (0.04)
-200        11,451    (1,514)    (11.68)      55,158    (1,944)     (3.40)
-300        10,684    (2,280)    (17.59)      53,482    (3,620)     (6.34)
-400        10,011    (2,953)    (22.78)      52,729    (4,373)     (7.66)

     Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit decay, and should not be relied upon as indicative of actual results. Furthermore, the computations do not reflect any actions management may undertake in response to changes in interest rates.

     In the event of a 200 basis point decrease in interest rates, the Bank would be expected to experience an 3.4% decrease in NPV and a 11.7% decrease in net interest income. In the event of a 200 basis point increase in interest rates, a 7.0% decrease in NPV and an 0.7% increase in net interest income would be expected. Based upon the modeling described above, the Bank's asset and liability structure results in decreases in NPV and decreases in net interest income in a declining interest rate scenario and decreases in NPV and generally increases in net interest income in a rising interest rate scenario. However, the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment.

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

Comparison of Financial Condition at September 30, 1999 and 1998

     Total Assets: Total assets increased 15.6% from $265.7 million at September 30, 1998 to $307.1 million at September 30, 1999, primarily as a result of a $56.9 million increase in loans receivable and loans held for sale, net of allowance for loan losses, which was primarily funded by increased FHLB borrowings and increased deposits. The asset growth due to the increase in the loan portfolio was partially offset by the use of $13.1 million to repurchase shares of the Company's stock.

     Cash and Due from Financial Institutions: Cash and due from financial institutions and interest-bearing deposit balances in banks decreased by 62.7% from $21.8 million at September 30, 1998 to $8.1 million at September 30, 1999. This decrease is primarily due to $13.1 million in funds used to repurchase 1,064,453 shares of the Company's stock. These shares were repurchased in October 1998, February 1999 and September 1999.

     Investments and Mortgage-backed Securities: Investments and mortgage-backed securities decreased by 10.6% from $35.4 million at September 30, 1998 to $31.7 million at September 30, 1999, primarily as a result of
scheduled amortization, prepayments, maturities, and sales.   For additional
details on investments and mortgage- backed securities see Note 3 to the Notes to Consolidated Financial Statements contained in "Item 8., Financial Statements and Supplementary Data."

     Loans Receivable, and Loans Held-for-Sale, Net of Allowance for Loan
Losses: Loans receivable, including loans held-for-sale, net, increased by 28.5% from $199.2 million at September 30, 1998 to $256.1 million at September 30, 1999. This increase is primarily a result of an increase in one-to-four family mortgage loans, construction and land development loans, commercial mortgage loans, multi-family loans, and commercial business loans held in the Bank's portfolio.

     Real Estate Owned, Net: Real estate owned, net, decreased from $1.7 million at September 30, 1998 to $867,000 at September 30, 1999. This decrease is primarily attributable to a $741,000 decrease in the real estate owned balance of the condominium project that the Bank accepted a deed in lieu
of foreclosure on in November 1997.   For additional information see "Item 1.
Business -- Lending Activities --Nonperforming Assets."

     Deposits: Deposits increased by 10.1% from $170.8 million at September 30, 1998 to $188.1 million at September 30, 1999. This increase is primarily attributable to growth of $9.9 million in the Bank's certificate of deposit accounts and smaller increases in non-interest bearing accounts, passbook savings accounts, and money market accounts.

     Borrowings: Borrowings increased by 288.1% from $11.6 million at September 30, 1998 to $45.1 million at September 30, 1999 due to increased FHLB advances, which were primarily used to fund loan portfolio growth.

     Shareholders' Equity: Total shareholders' equity decreased by 11.7% from $81.8 million at September 30, 1998 to $72.2 million at September 30, 1999, primarily as a result of the repurchase of 1,064,453 shares of the Company's stock for $13.1 million, and is partially offset by net income of $5.2 million (less dividends paid of $1.5 million).

Comparison of Operating Results for Years Ended September 30, 1999 and 1998

     Net Income: Net income increased from $5.1 million, or $0.84 per basic share ($0.84 per diluted share) for the year ended September 30, 1998 to $5.2 million, or $1.03 per basic share ($1.03 per diluted share) for the year ended September 30, 1999.

     Net Interest Income: Net interest income increased 17.9% from $12.5 million for the year ended September 30, 1998 to $14.7 million for the year ended September 30, 1999, primarily as a result of increased interest income from growth in the Bank's loan portfolio.

     Interest and dividend income increased by 11.9% from $20.7 million for the year ended September 30, 1998 to $23.1 million for the year ended September 30, 1999 primarily due to increased interest income on loans receivable. This increase was primarily a result of growth in the Bank's loan portfolio as average loans receivable increased from

$192.1 million for the year ended September 30, 1998 to $223.7 million for the year ended September 30, 1999. Interest income was also increased by $442,000 of delinquent interest and fee income that was received on two large nonperforming loans.

     Interest expense increased by 2.7% from $8.1 million for the year ended September 30, 1998 to $8.4 million for the year ended September 30, 1999, primarily due to increased interest expense on FHLB advances.

     Provision for Loan Losses: Provision for loan losses increased from $200,000 for the year ended September 30, 1998 to $363,000 for the year ended September 30, 1999. Management increased the provision primarily due to growth in the Bank's loan portfolio. Management deemed the loan loss reserves of $2.1 million at September 30, 1999 (0.80% of loans receivable and loans held for sale and 50.9% of non-performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date. For additional information, see "Item 1. Business -- Lending Activities -- Nonperforming Assets" included herein.

     Noninterest Income: Total noninterest income decreased 61.6% from $1.5 million for the year ended September 30, 1998 to $592,000 for the year ended September 30, 1999, primarily due to market value writedowns on loans held for sale of $583,000. Decreases in servicing income on loans sold of $269,000 and gains on sale of loans of $205,000 also contributed to the overall decrease. These decreases were partially offset by a $123,000 increase in service charges on deposits.

     Noninterest Expense: Total noninterest expense increased 12.9% from $6.3 million for the year ended September 30, 1998 to $7.2 million for the year ended September 30, 1999. The largest portion of this increase is a result of a $374,000 increase in salary and employee benefit expense, which is primarily a result of hiring additional employees to staff the new branches. Smaller increases in expenses relating to premises and equipment, advertising, and ATMs accounted for the majority of the remaining increase.

     Provision for Income Taxes: The provision for income taxes increased from $2.4 million for the year ended September 30, 1998 to $2.6 million for the year ended September 30, 1999 primarily as a result of higher income before income taxes.

Comparison of Operating Results for the Years Ended September 30, 1998 and
1997

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

     Total interest expense decreased 2.9% from $8.4 million for the year ended September 30, 1997 to $8.1 million for the year ended September 30, 1998, primarily as a result of a decrease in the average rate paid on interest- bearing liabilities from 4.91% for the year ended September 30, 1997 to 4.60% for the year ended September 30, 1998.

     Net interest margin increased from 4.84% for the year ended September 30, 1997 to 5.13% for the year ended September 30, 1998, primarily as a result of average interest-earning assets increasing more than average interest-earning liabilities due primarily to the receipt of proceeds from the Company's stock offering.

     Provision for Loan Losses: The provision for loan losses decreased from $597,000 for the year ended September 30, 1997 to $200,000 for the year ended September 30, 1998. Management decreased the provision for loan losses because it deemed the general loan loss reserves of $1.7 million at September 30, 1998 (.86% of loans receivable, net, and 36.0% of non-performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date. For additional information see "Item 1. Business -- Lending Activities -- Nonperforming Assets" included herein.

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

Nonperforming Assets

     Information with respect to the Bank's nonperforming assets at September 30, 1999 and September 30, 1998 is contained in "Item 1. Business -- Lending Activities -- Nonperforming Assets and Delinquencies."

Average Balances, Interest and Average Yields/Cost

     The earnings of the Company depend largely on the spread between the yield on interest-earning assets and the cost of interest-bearing liabilities, as well as the relative amount of the Company's interest-earning assets and interest- bearing liability portfolios.

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

                                                         Year Ended September 30,
                           ---------------------------------------------------------------------------------
                                       1999                         1998                      1997
                           --------------------------- --------------------------- -------------------------
                                     Interest                     Interest                  Interest
                           Average   and       Yield/  Average    and       Yield/ Average  and       Yield/
                           Balance   Dividends Cost    Balance    Dividends Cost   Balance  Dividends Cost
                           -------   --------- ----    -------    --------- ----   -------  --------  ----
                                                        (Dollars in thousands)
Interest-earning assets:
  Loans receivable (1)(2). $223,691  $20,721   9.26%   $192,082   $17,712   9.22%  $188,729  $17,418   9.23%
  Mortgage-backed and
   investment securities .   23,087    1,382   5.99      17,013     1,067   6.27      4,484      279   6.22
  FHLB stock and equity
   securities.............   13,106      766   5.84       2,824       189   6.69      1,550      116   7.48
  Interest-bearing
   deposits...............    5,132      240   4.68      31,901     1,682   5.27      2,758      134   4.86
                           --------  -------           --------   -------          --------  -------
  Total interest-earning
   assets.................  265,016   23,109   8.72     243,820    20,650   8.47    197,521   17,947   9.09
Non-interest-earning
 assets...................   10,653                      12,816                       7,598
                           --------                    --------                    --------
 Total assets............. $275,669                    $256,636                    $205,119
                           ========                    ========                    ========

Interest-bearing liabilities:
  Passbook accounts....... $ 26,783      695   2.59    $ 33,025       906   2.74   $ 25,068      750   2.99
  Money market accounts...   16,752      628   3.75      14,299       543   3.80     12,985      514   3.96
  NOW accounts............   21,283      363   1.71      20,139       390   1.94     17,997      445   2.47
  Certificates of deposit.  102,506    5,590   5.45      97,434     5,631   5.78     98,842    5,807   5.88
  FHLB advances-other
   borrowed money.........   19,967    1,087   5.44      11,991       674   5.62     15,980      870   5.44
                           --------  -------           --------   -------          --------  -------
    Total interest bearing
     liabilities .........  187,291    8,363   4.47     176,888     8,144   4.60    170,872    8,386   4.91
Non-interest bearing
 liabilities .............   13,271                      12,337                      11,107
                           --------                    --------                    --------
    Total liabilities.....  200,562                     189,225                     181,979

Shareholders' equity .....   75,107                      67,411                      23,140
                           --------                    --------                    --------
    Total liabilities and
     shareholders' equity. $275,669                    $256,636                    $205,119
                           ========                    ========                    ========
Net interest income.......           $14,746                      $12,506                    $ 9,561
                                     =======                      =======                    =======
Interest rate spread......                    4.25%                        3.87%                       4.18%
                                            ======                        ======                     ======
Net interest margin (3)...                    5.56%                        5.13%                       4.84%
                                            ======                        ======                     ======
Ratio of interest-earning
 assets to average interest-
 bearing liabilities......                  141.50%                       137.84%                    115.60%
                                            ======                        ======                     ======
-----------------
(1)     Does not include interest on loans 90 days or more past due.  Includes loans originated for sale.
(2)     Average balance includes nonaccrual loans.
(3)     Net interest income divided by total interest earning assets.

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

                                        Year Ended September 30,              Year Ended September 30,
                                         1999 Compared to Year                 1998 Compared to Year
                                        Ended September 30, 1998              Ended September 30, 1997
                                           Increase (Decrease)                  Increase (Decrease)
                                                 Due to                               Due to
                                   ----------------------------------  ----------------------------------
                                                      Rate/   Net                         Rate/    Net
                                   Rate     Volume    Volume  Change   Rate     Volume    Volume   Change
                                   ----     ------    ------  ------   ----     ------    ------   ------
                                                              (In thousands)
Interest-earning assets:
 Loans receivable (1)............. $  78    $2,916   $  15    $3,009   $   (18) $  310   $   --   $  292
 Investments and mortgage-
    backed securities.............   (49)      382     (18)      315         3      780        8      791
 FHLB stock and equity securities.   (24)      688     (87)      577       (12)      95      (10)      73
 Interest-bearing deposits .......  (189)   (1,411)    158    (1,442)       11    1,416      120    1,547
                                   -----    ------   -----    ------    ------   ------   ------   ------
Total net change in income
 on interest-earning assets ......  (184)    2,575      68     2,459       (16)   2,601      118    2,703

Interest-bearing liabilities:
 Passbook accounts................   (50)     (171)     10      (211)      (62)     238      (20)     156
 NOW accounts.....................   (48)       23      (2)      (27)      (95)      53      (11)     (53)
 Money market accounts............    (8)       94      (1)       85       (20)      52       (2)      30
 Certificate accounts.............  (317)      293     (17)      (41)      (99)     (82)       1     (180)
 FHLB advances and other
  borrowed money .................   (21)      448     (14)      413        29     (217)      (7)    (195)
                                   -----    ------   -----    ------    ------   ------   ------   ------
Total net change in expense
 on interest-bearing liabilities .  (444)      687     (24)      219      (247)      44      (39)    (242)
                                   -----    ------   -----    ------    ------   ------   ------   ------
Net change in net interest income. $ 260    $1,888   $  92    $2,240    $  231   $2,557   $  157   $2,945
                                   =====    ======   =====    ======    ======   ======   ======   ======
----------------
(1)    Excludes interest on loans 90 days or more past due.  Includes loans originated for sale.

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

     The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 1999, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 23.6%. At September 30, 1999, the Bank also maintained an uncommitted credit facility with the FHLB of Seattle that provided for immediately available advances up to an aggregate amount of $59.8 million, under which $45.1 million was outstanding.

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

     The Bank's primary investing activity is the origination of one- to- four family mortgage loans and construction and land development loans. During the years ended September 30, 1999, 1998 and 1997, the Bank originated $41.1 million, $45.4 million and $27.1 million of one- to- four family mortgage loans and $63.2 million, $58.1 million and $35.2 million of construction and land development loans, respectively. At September 30, 1999, the Bank had mortgage loan commitments totaling $6.6 million and undisbursed loans in process totaling $37.8 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 1999 totaled $78.4 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

     Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At September 30, 1999, the Bank was in compliance with all applicable capital requirements. For additional details see the regulatory capital table in Note 18 to the Notes to Consolidated Financial Statements contained in "Item 8., Financial Statements and Supplementary Data" and "Item
1. -- Business -- Regulation of the Bank -- Capital Requirements."

Year 2000 Issues

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

     The Bank also uses software from third party vendors for applications such as accounts payable, fixed assets, loan processing, and wire transfers. The Bank has installed and tested Year 2000 compliant software updates for all mission critical software.

     The Bank's Year 2000 committee has also assessed credit risk within the Bank's loan portfolio. The Bank realizes that commercial borrowers, like itself, must also address the Year 2000 issue. To help assess each individual commercial loan, the Bank sent out questionnaires to its commercial borrowers asking them if they were aware of the Year 2000 issues and if they were taking steps to address the issues. The committee then assigned each commercial loan a Year 2000 risk rating (low, moderate, or high) based on a variety of factors, which include: responses to the Year 2000 questionnaire, industry vulnerability, loan size, and collateral position. Although no assurances can be given, the committee does not believe credit risk to the Bank will be material, based on the assessment analysis. In addition, when underwriting a prospective commercial loan, the Bank considers what effect, if any, the Year 2000 issue may have on the business of the prospective borrower as well as the borrower's ability to meet contractual obligations with the Bank in the event that Year 2000 issues affect the borrower's business.

     The Bank's Year 2000 committee has developed contingency plans in the event of a business disruption due to power outages or natural disasters. The contingency plan has been validated and tested. The Year 2000 committee will continue to review and retest aspects of the Year 2000 Readiness Plan throughout the remainder of the year.

     The Bank has budgeted approximately $163,000 towards its Year 2000 compliance efforts. To date, the Bank has expended approximately $148,000 towards Year 2000 compliance issues. The Bank does not believe that the ultimate costs associated with its Year 2000 compliance efforts will be material to the Bank. However, no assurances can be given that such costs will not be higher and have a material adverse effect on the Bank's financial condition and results of operations.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------
     The information contained under the Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk and Asset and Liability Management" of this Form 10-K is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

                  TIMBERLAND BANCORP, INC. AND SUBSIDIARY

                Index to Consolidated Financial Statements

                                                                      Page
                                                                      ----

Independent Auditors Report                                            48
Consolidated Balance Sheets as of September 30, 1999 and 1998          49
Consolidated Statements of Income For the Years Ended
   September 30, 1999, 1998 and 1997                                   50
Consolidated Statements of Shareholders' Equity For the
   Years Ended September 30, 1999, 1998 and 1997                       51
Consolidated Statements of Cash Flows For the Years Ended
   September 30, 1999, 1998 and 1997                                   52-53
Consolidated Statements of Comprehensive Income For the
   Years Ended September 30, 1999, 1998 and 1997                       54
Notes to Consolidated Financial Statements                             55

            [Letterhead of Knight Vale & Gregory Inc., P.S.]


                     Independent Auditors' Report



October 29, 1999


The Board of Directors
Timberland Bancorp, Inc.
Hoquiam, Washington

We have audited the accompanying consolidated balance sheets of Timberland Bancorp, Inc. and Subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, cash flows and comprehensive income for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statements of income, shareholders' equity, cash flows and comprehensive income of Timberland Bancorp, Inc. and Subsidiaries for the year ended September 30, 1997 were audited by other auditors whose report, dated November 13, 1997, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1999 and 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Timberland Bancorp, Inc. and Subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/Knight, Vale & Gregory, Inc., P.S.

Consolidated Balance Sheets
------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
September 30, 1999 and 1998

                                                     1999         1998

Assets
  Cash and due from financial institutions           $  6,810     $  7,039
  Interest bearing deposits in banks                    1,316       14,745
  Investments and mortgage-backed securities           31,656       35,415

  Loans receivable                                    233,597      191,007
  Loans held for sale                                  22,488        8,214
                                                      256,085      199,221

  Accrued interest receivable                           1,480        1,389
  Premises and equipment                                7,621        5,340
  Real estate owned                                       867        1,724
  Other assets                                          1,281          836

  Total assets                                       $307,116     $265,709


Liabilities and Shareholders' Equity

Liabilities
  Deposits                                           $188,148     $170,834
  Federal Home Loan Bank advances                      45,084       11,618
  Other liabilities and accrued expenses                1,639        1,477
  Total liabilities                                   234,871      183,929

Commitments and Contingencies                              --           --

Shareholders' Equity
  Preferred stock, $0.01 par value; 1,000,000 shares
   authorized; none issued                                 --           --
  Common stock, $0.01 par value; 50,000,000 shares
   authorized; 6,612,500 shares issued, 5,217,422 and
   6,281,875 shares outstanding                            52           63
  Additional paid-in capital                           46,943       60,183
  Unearned shares issued to employee stock
   ownership trust                                     (7,005)      (7,534)
  Retained earnings                                    32,646       28,948
  Accumulated other comprehensive income (loss)          (391)         120
  Total shareholders' equity                           72,245       81,780

  Total liabilities and shareholders' equity         $307,116     $265,709


See notes to consolidated financial statements.

Consolidated Statements of Income
------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 1999, 1998 and 1997


                                                  1999      1998     1997

Interest and Dividend Income
  Loans receivable                                $20,721   $17,712  $17,418
  Investments and mortgage-backed securities        1,382     1,067      279
  Dividends                                           766       189      116
  Deposits in other financial institutions            240     1,682      134
  Total interest and dividend income               23,109    20,650   17,947

Interest Expense
  Deposits                                          7,276     7,470    7,516
  Federal Home Loan Bank advances                   1,087       674      870
  Total interest expense                            8,363     8,144    8,386

  Net interest income                              14,746    12,506    9,561

Provision for Loan Losses                             363       200      597

  Net interest income after provision for
    loan losses                                    14,383    12,306    8,964

Non-Interest Income
  Service charges on deposits                         440       317      314
  Gain on sale of loans, net                           74       279      269
  Market value adjustment on loans held for sale     (583)       19       70
  Gain on sale of securities available for
    sale, net                                          --        22       --
  Escrow and annuity fees                             240       242      109
  Servicing income (expenses) on loans sold           (17)      252      160
  Other                                               438       409      313
  Total non-interest income                           592     1,540    1,235

Non-Interest Expense
  Salaries and employee benefits                    4,246     3,872    2,894
  Premises and equipment                              856       730      723
  Advertising                                         299       234      234
  Other                                             1,759     1,504    1,189
  Total non-interest expense                        7,160     6,340    5,040

  Income before income taxes                        7,815     7,506    5,159

Provision for Income Taxes                          2,597     2,410    1,830

  Net income                                     $  5,218  $  5,096 $  3,329

Earnings Per Common Share
  Basic                                             $1.03      $.84      N/A
  Diluted                                            1.03       .84      N/A

See notes to consolidated financial statements.


Consolidated Statements of Shareholders' Equity
-----------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 1999, 1998 and 1997

                                                           Unearned
                                                           Shares                Accumulated
                                                           Issued to             Other
                                                           Employee              Compre-
                                Common Stock    Additional Stock                 hensive
                                                Paid-in    Ownership  Retained   Income
                               Shares   Amount  Capital    Trust      Earnings   (Loss)     Total

Balance,
 September 30, 1996               --    $ --    $     --   $    --    $21,316     $ 13      $21,329
Net income                        --      --          --        --      3,329       --        3,329
Realized gain on sale of
 securities, net of tax           --      --          --        --         --      (13)         (13)

Balance,
 September 30, 1997               --      --          --        --     24,645       --       24,645

Issuance of common stock   6,612,500      66       64,884       --         --       --       64,950
Net income                        --      --           --       --      5,096       --        5,096
Repurchase of common stock  (330,625)     (3)      (4,732)      --         --       --       (4,735)
Cash dividends ($.12
 per share)                       --      --           --       --       (793)      --         (793)
Shares acquired for ESOP          --      --           --   (7,930)        --       --       (7,930)
Earned ESOP shares                --      --           31      396         --       --          427
Unrealized gain on securities
 available for sale, net of tax   --      --           --       --         --      120          120

  Balance,
  September 30, 1998       6,281,875      63       60,183   (7,534)    28,948      120       81,780

Net income                        --      --           --       --      5,218       --        5,218
Repurchase of common
 stock                    (1,064,453)    (11)     (13,139)      --         --       --      (13,150)
Cash dividends ($.27
 per share)                       --      --           --       --     (1,520)      --       (1,520)
Earned ESOP shares                --      --         (101)     529         --       --          428
Unrealized loss on
  securities available
  for sale, net of tax            --      --           --       --         --     (511)        (511)

  Balance,
  September 30, 1999        5,217,422    $52      $46,943  ($7,005)   $32,646    ($391)     $72,245

See notes to consolidated financial statements.
                                                                        51


Consolidated Statements of Cash Flows
------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 1999, 1998 and 1997

                                                1999      1998      1997

Cash Flows from Operating Activities
 Net income                                     $  5,218  $  5,096  $  3,329
 Noncash revenues, expenses, gains and losses
  included in income:
    Depreciation                                     364       348       304
    Deferred federal income taxes                   (449)      (33)      (42)
    Earned ESOP shares                               428       427        --
    Federal Home Loan Bank stock dividends          (134)     (126)     (116)
    Market value adjustment on loans held
     for sale                                        583       (19)      (70)
    (Gain) loss on sale of real estate owned, net     --        25       (12)
    Gain on sale of securities available for sale     --       (22)       --
    (Gain) loss on sale of loans                     (74)      279       269
    Provision for loan and real estate owned
     losses                                          363       200       598
 Net (increase) decrease in loans originated
  for sale                                       (14,783)   (4,618)    2,072
 Net change in accrued interest receivable
  and other assets,and other liabilities and
  accrued expenses                                 1,339      (714)     (755)
 Net cash provided by (used in) operating
  activities                                      (7,145)      843     5,577

Cash Flows from Investing Activities
 Net (increase) decrease in interest-bearing
  deposits in banks                               13,429    (8,295)   (5,326)
 Purchases of securities available for sale      (26,826)  (17,025)       --
 Purchases of securities held to maturity             --   (20,371)       --
 Proceeds from maturities of securities
  held to maturity                                    --        --       948
 Proceeds from maturities of securities
  available for sale                              29,889      7,548      101
 Proceeds from sales of securities available
  for sale                                            --        312       --
 Increase in loans receivable, net               (44,568)   (11,846) (13,400)
 Additions to premises and equipment              (2,664)      (257)    (879)
 Additions to real estate owned                       --       (663)    (568)
 Proceeds from sale of real estate owned           1,526      3,097      271
 Proceeds from sale of premises and equipment         20         --       --
 Net cash used in investing activities           (29,194)    47,500) (18,853)

Cash Flows from Financing Activities
 Increase (decrease) in deposits                  17,314     (2,169)  16,454
 Increase (decrease) in Federal Home
  Loan Bank advances                             33,466       (623)  (2,113)
 Proceeds from the issuance of common stock,
  net of related costs                                --     64,950       --
 Repurchase of common stock                      (13,150)    (4,735)      --
 Payment of dividends                             (1,520)      (793)      --
 Common stock purchased for ESOP                      --     (7,930)      --
 Net cash provided by financing activities        36,110     48,700   14,341

 Net increase (decrease) in cash                    (229)     2,043    1,065

Cash and Due from Financial Institutions
 Beginning of year                                 7,039      4,996    3,931

 End of year                                    $  6,810   $  7,039 $  4,996

(continued)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
------------------------------------------------------------------------------
(concluded) (Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 1999, 1998 and 1997


                                               1999         1998       1997

Supplemental Disclosures of Cash Flow
Information
 Income taxes paid                             $2,975       $3,012     $1,578
 Interest paid                                  8,171        8,202      8,377

Supplemental Disclosures of Non-Cash
Investing Activities
 Transfer of securities from held to
  maturity to available for sale               $   --      $20,375     $   --
 Market value adjustment of securities
  held for sale, net of tax                      (511)         120        (13)
 Loans transferred to real estate owned           581        3,909        507

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 1999, 1998 and 1997


                                               1999       1998        1997

Comprehensive Income
  Net income                                  $5,218     $5,096      $3,329
  Change in unrealized gains (losses)
    on securities available for sale,
    net of tax                                  (511)       120         (13)

  Total comprehensive income                  $4,707     $5,216      $3,316

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------
Timberland Bancorp, Inc. and Subsidiaries
September 30, 1999 and 1998

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

Nature of Operations

The Company is a holding company which operates primarily through its subsidiary, the Bank. The Bank was established in 1915 and, through its ten branches located in Grays Harbor, Pierce, Thurston, Kitsap, and King Counties in Washington State, attracts deposits from the general public, and uses those funds, along with other borrowings, to provide primarily real estate loans to borrowers in western Washington, and to invest in investment securities and mortgage-backed securities.

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

Certain prior year amounts have been reclassified to conform to the 1999 presentation.

Conversion

In connection with the January 1998 conversion of the Bank from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank, a holding company, Timberland Bancorp, Inc. was formed. The simultaneous conversion of the Bank to stock form, the issuance of the Bank's common stock to the Company, and the offering and sale of the Company's common stock to the public are referred to herein as "the conversion."

In the conversion, 6,612,500 common shares were sold at a subscription price of $10 per share, resulting in net proceeds of approximately $64,950,000 to the Company after $1,175,000 in offering expenses.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 1999 and 1998

Note 1 - Summary of Significant Accounting Policies (continued)

Investments and Mortgage-Backed Securities

Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest rates, prepayment rates, need for liquidity, and changes in the availability of and the yield of alternative investments are considered securities available for sale, and are reported at fair value. Fair value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings, and are reported as a separate component of shareholders' equity, net of the related deferred tax effect entitled "Accumulated other comprehensive income." Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings. Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity.

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

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 1999 and 1998

Note 1 - Summary of Significant Accounting Policies (continued)

Allowances for Losses (concluded)

When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when it is determined that the sole source of repayment for the loan is the operation or liquidation of the underlying collateral. In such case, impairment is measured at current fair value of the collateral, reduced by estimated selling costs. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest and net unamortized deferred loan fees or costs), loan impairment is recognized by establishing or adjusting an allocation of the allowance for loan losses. SFAS No. 114, as amended, does not change the timing of charge-offs of loans to reflect the amount ultimately expected to be collected. At September 30, 1999, the Bank had one loan deemed to be impaired for which a specific allocation of the allowance for loan losses was required. There were no such loans at September 30, 1998.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are stated at the lower of cost or estimated market value in the aggregate. Net unrealized losses, if any are recognized through a valuation allowance by charges to income. Gains or losses on sales of loans are recognized at the time of sale. The gain or loss is determined by the difference between the net sales proceeds and the recorded value of the loans, including any remaining unamortized deferred loan fees.

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

Real Estate Owned

Real estate owned (REO) consists of properties acquired through or in lieu of, foreclosure and is initially recorded at the fair value of the properties less estimated costs of disposal. Costs relating to development and improvement of the properties are capitalized, whereas costs relating to holding the properties are expensed.

Valuations are periodically performed by management, and an allowance for losses is established by a charge to earnings if the recorded value of a property exceeds its estimated net realizable value.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 1999 and 1998

Note 1 - Summary of Significant Accounting Policies (continued)

Interest on Loans and Loan Fees

Interest on loans is recorded as income when borrowers' monthly payments become due. Allowances are established for uncollected interest on loans for which the interest is determined to be uncollectible. Generally, all loans past due three or more payments are placed on nonaccrual status and internally classified as substandard. Any interest income recorded in the current reporting period is fully reserved. Subsequent collections are applied proportionately to past due principal and interest. Loans are removed from nonaccrual status only when the loan is deemed current, and the collectibility of principal and interest is no longer doubtful.

The Bank charges fees for originating loans. That portion of loan fees exceeding the estimated direct cost of originating loans is deferred and amortized to income, on the level-yield basis, over the loan term. If the loan is repaid prior to maturity, the remaining unamortized deferred loan fee is recognized in income at the time of repayment.

Loan Servicing Fees

Effective for loans originated after December 31, 1997, the Bank records its mortgage servicing rights at fair value in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which requires the Bank to allocate the total cost of all mortgage loans, whether originated or purchased, to the loans (without the mortgage servicing rights), and to mortgage servicing rights based on their relative fair values. The Bank is amortizing the mortgage servicing assets, which totaled $358,000 and $374,000 at September 30, 1999 and 1998, respectively, over the period of the estimated servicing income.

Prior to December 31, 1996, fees were reported as income when the related mortgage loan payments were collected. Loan servicing costs were charged to expense as incurred.

Income Taxes

The Company files a consolidated federal income tax return with its subsidiaries. Prior to fiscal year 1997, the Bank qualified under provisions of the Internal Revenue Code which permitted, as a deduction from taxable income, an allowance for bad debts based on a percentage of taxable income. The percentage method bad debt deduction available was 8% for the year ended September 30, 1997.

In 1996, the percentage-of-income bad debt deduction for federal tax purposes was eliminated. In addition, federal tax bad debt reserves which had been accumulated since October 1, 1988, that exceed the reserves which would have been accumulated based on actual experience, are subject to recapture over a six-year recapture period effective for tax years beginning October 1, 1996. However, the six-year recapture period may be postponed for up to two years, provided the Bank satisfies a mortgage origination test. As of September 30, 1999, the Bank's federal tax bad debt reserves subject to recapture approximated $1,700,000.

(continued)
                                  58

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 1999 and 1998

Note 1 - Summary of Significant Accounting Policies (concluded)

Income Taxes (concluded)

Deferred federal income taxes result from temporary differences between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements. These will result in differences between income for tax purposes and income for financial statement purposes in future years. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Employee Stock Ownership Plan

The Bank sponsors a leveraged Employee Stock Ownership Plan (ESOP). The ESOP is accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plan. Accordingly, the debt of the ESOP is recorded as other borrowed funds of the Bank and the shares pledged as collateral are reported as unearned shares issued to the employee stock ownership trust on the consolidated balance sheets. The debt of the ESOP is with the Company and is thereby eliminated in the consolidated financial statements. As shares are released from collateral, compensation expense is recorded equal to the average market price of the shares for the period, and the shares become outstanding for earnings per share calculations. Cash dividends on unallocated shares which are collateral for debt are used to reduce scheduled principal and interest payments, and are recorded as a reduction of compensation expense.

Cash Equivalents

The Company considers all amounts included in the balance sheet caption "Cash and due from financial institutions" to be cash equivalents.

Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method, in accordance with APB No. 25, Accounting for Stock Issued to Employees. Accordingly, no comprehensive expense has been recognized in the financial statements for employee stock arrangements. However, the required pro forma disclosures have been provided in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company's stock option plans.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 1999 and 1998

Note 2 - Accounting Changes

Effective October 1, 1998 the Company adopted statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No.130), which was effective for years beginning after December 15,1997. SFAS No. 130 requires that an entity report and display comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. With regard to the Company, comprehensive income includes net income reported on the consolidated statements of income, and changes in fair value of its securities available for sale, reported as a component of shareholders' equity. There was no effect on previously reported net income as a result of this reporting change.

Note 3 - Investments and Mortgage-Backed Securities

Investments and mortgage-backed securities have been classified according to management's intent.

                                               Gross     Gross
                                               Un-       Un-
                                    Amortized  realized  realized     Fair
                                    Cost       Gains     Losses       Value
Available for Sale

September 30, 1999
  U.S. agency securities            $   6,506   $   --   ($  87)    $  6,419
  Mortgage-backed securities           14,267        6     (281)      13,992
  Mutual funds                          9,017       --     (172)       8,845
  FHLB stock                            2,338       --       --        2,338
  Equity securities                       121       --      (59)          62

  Total                               $32,249   $    6    ($599)    $ 31,656

September 30, 1998
  U.S. agency securities             $  8,915    $  22     $ --     $  8,937
  Mortgage-backed securities           17,457      140      (42)      17,555
  Mutual funds                          7,028       93       --        7,121
  FHLB stock                            1,713       --       --        1,713
  Equity securities                       121       --      (32)          89

  Total                               $35,234     $255     ($74)     $35,415

The FHLB stock has a par value of $100 per share and is recorded at cost. Stock owned in excess of required amounts can only be redeemed by the Federal Home Loan Bank of Seattle.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 1999 and 1998

Note 3 - Investments and Mortgage-Backed Securities (concluded)

Mortgage-backed securities pledged as collateral for public fund deposits totaled $1,012,000 and $1,327,000 at September 30, 1999 and 1998,
respectively.

The scheduled maturity of debt securities at September 30, 1999 follows (dollars in thousands). Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

                                                 Available for Sale

                                                 Amortized  Fair
                                                 Cost       Value

Due within one year                              $    --    $    --
Due from one year to five years                    6,540      6,453
Due from five to ten years                         1,581      1,558
Due after ten years                               12,652     12,400

   Total                                         $20,773    $20,411


Note 4 - Loans Receivable and Loans Held for Sale

Loans receivable, including loans held for sale, consisted of the following at September 30 (dollars in thousands):

                                                1999        1998
Mortgage loans:
  One-to four-family                            $  92,062   $  92,707
  Multi-family                                     15,945      12,432
  Commercial                                       52,049      32,906
  Construction and land development                90,621      64,172
  Land                                              9,059       7,749
  Total mortgage loans                            259,736     209,966
Consumer loans:
  Home equity and second mortgage                   7,978       8,740
  Other                                             4,279       4,066
  Total consumer loans                             12,257      12,806

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 1999 and 1998

Note 4 - Loans Receivable and Loans Held for Sale (continued)

                                                     1999        1998

Commercial business loans                            $  4,611    $  1,105

Total loans receivable                                276,604     223,877

Less:
Undisbursed portion of loans in process                37,781      28,886
Unearned income                                         3,170       2,256
Allowance for loan losses                               2,056       1,728
                                                       43,007      32,870

Loans receivable, net                                 233,597     191,007

Loans held for sale (one to four-family)               23,071       8,214
Market value adjustment                                  (583)         --
  Loans held for sale, net                             22,488       8,214

    Total loans receivable and loans held for sale   $256,085    $199,221

The weighted average interest rate on all loans at September 30, 1999 and 1998 was 8.37% and 8.62%, respectively.

Loans serviced for the Federal Home Loan Mortgage Corporation and others at September 30, 1999 and 1998 were $63,765,000 and $60,347,000, respectively.

Certain related parties of the Bank, principally Bank directors and officers, were loan customers of the Bank in the ordinary course of business during 1999 and 1998. An analysis of the loans outstanding at September 30 to key officers and directors is as follows (dollars in thousands):

                                                         1999       1998

Balance, beginning of year                               $768       $805
New loans                                                  32        377
Repayments                                                (26)      (414)

  Balance, end of year                                   $774       $768

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 1999 and 1998

Note 4 - Loans Receivable and Loans Held for Sale (concluded)

At September 30, 1999 and 1998, the Bank had non-accruing loans totaling approximately $3,589,000 and $4,410,000, respectively. At September 30, 1999 and 1998, approximately $449,000 and $396,000, respectively, of loans were 90 days or more past due and still accruing interest. Loans over 90 days past due and still accruing interest are secured and in the process of collection. No interest income was recorded on non-accrual loans for the years ended September 30, 1999, 1998 and 1997. The average investment in non-accrual loans for the years ended September 30, 1999, 1998 and 1997 was $3,565,000, $5,014,000, and $4,788,000, respectively.

An analysis of the allowance for loan losses for the years ended September 30 follows (dollars in thousands):

                                               1999        1998       1997

Balance, beginning of year                     $1,728      $1,716     $1,133
Provision for loan losses                         363         200        597
Transfers to allowance for possible losses
  on REO                                          (30)       (180)        (3)
Loans charged off                                  (5)         (8)       (19)
Recoveries                                         --          --          8

   Balance, end of year                        $2,056      $1,728     $1,716

Note 5 - Premises and Equipment

Premises and equipment consisted of the following at September 30 (dollars in thousands):

                                                          1999        1998

Land                                                      $ 1,877     $1,804
Buildings and improvements                                  4,701      4,271
Furniture and equipment                                     2,084      1,866
Automobiles                                                    22         22
Property held for future expansion                             96         21
Construction and purchases in progress                      1,857         34
                                                           10,637      8,018
Less accumulated depreciation                               3,016      2,678

  Total premises and equipment                            $ 7,621     $5,340

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 1999 and 1998

Note 6 - Real Estate Owned

Real estate owned consisted of the following at September 30 (dollars in thousands):

                                                             1999       1998

Real estate acquired through foreclosure                   $1,060     $1,916
Allowance for possible losses                                (193)      (192)

  Total real estate owned                                  $  867     $1,724

An analysis of the allowance for possible losses follows (dollars in thousands):

                                                 1999        1998        1997

Balance, beginning of year                       $192       $  32        $70
Provision for additional losses                    28          --          1
Transfers from allowance for loan losses           30         180          3
Write-downs                                       (57)        (20)       (42)

    Balance, end of year                         $193        $192        $32

Note 7 - Accrued Interest Receivable

Accrued interest receivable consisted of the following at September 30 (dollars in thousands):

                                                            1999       1998

Loans receivable                                           $1,688     $1,718
Less reserve for uncollected interest                         386        573
                                                            1,302      1,145
Investment securities and interest bearing deposits           178        244

  Total accrued interest receivable                        $1,480     $1,389

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 1999 and 1998

Note 8 - Deposits

Deposits consisted of the following at September 30 (dollars in thousands):

                                                 1999        1998

Non-interest bearing                             $  8,360    $  5,839
N.O.W. checking                                    21,239      21,595
Passbook savings                                   29,396      27,315
Money market accounts                              18,774      15,013
Certificates of deposit                           107,508      97,561
Other                                               2,871       3,511

    Total deposits                               $188,148    $170,834

The weighted average interest rate on all deposits at September 30, 1999 and 1998 was 3.96% and 4.23%, respectively.

Time deposits of $100,000 or greater totaled $25,066,000 and $14,557,000 at September 30,1999 and 1998, respectively.

Scheduled maturities of certificates of deposit at September 30, 1999 are as follows (dollars in thousands):


Within one year                                  $ 78,427
Over one to two years                              22,910
Over two to five years                              5,318
After five years                                      853

     Total                                       $107,508

Interest expense by account type is as follows for the years ended September 30 (dollars in thousands):

                                               1999        1998       1997

Certificates of deposit                        $5,590      $5,631     $5,807
Money market accounts                             628         543        514
Passbook savings                                  695         906        750
N.O.W. checking                                   363         390        445

    Total                                      $7,276      $7,470     $7,516

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 1999 and 1998

Note 9 - Federal Home Loan Bank Advances

The Bank has been approved for participation in the Federal Home Loan Bank of Seattle Cash Management Advance Program, maturing January 2000, with a maximum facility of $12,262,000. Advances requested under this program are payable on demand or, if no demand is made, in one year from the date of advance, and bear interest at the rate in effect at that time. Advances are subject to the existing Advances, Security and Deposit Agreement, and are granted at the sole discretion of the Federal Home Loan Bank of Seattle. There were no advances outstanding under the Cash Management Advance Program at September 30, 1999 or 1998.

The Advances, Security and Deposit Agreement, which includes the Cash Management Advance Program, is maintained at 20% of total assets. The Bank had advances at September 30, 1999 as follows (dollars in thousands):

                                                 Weighted Average
                                                 Interest Rate    Amount
Maturities in years ending September 30:

2000   Fixed rate set maturity                   5.59%            $33,600
2002   Fixed rate monthly amortization           6.11                 330
2002   Fixed rate callable                       5.39              10,000
2006   Fixed rate monthly amortization           6.55               1,154

                                                 5.57%            $45,084

Under the Advances, Security and Deposit Agreement, virtually all of the Bank's assets, not otherwise encumbered, are pledged as collateral for advances.

Note 10 - Other Liabilities and Accrued Expenses
                                                    1999       1998

Federal income taxes                                $    7     $   168
Accrued pension and profit sharing                     683         628
Accrued interest on deposits and FHLB advances         281          89
Accounts payable and accrued expenses - other          668         592

    Total                                           $1,639      $1,477

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 1999 and 1998

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

The components of the provision for income taxes at September 30 are as follows (dollars in thousands):

                                                1999        1998       1997

Current                                        $3,046      $2,443     $1,872
Deferred benefit                                 (449)        (33)       (42)

  Total federal income taxes                   $2,597      $2,410     $1,830

The components of the Company's deferred tax assets and liabilities at September 30 are as follows (dollars in thousands):

                                                            1999        1998
Deferred Tax Assets
  Accrued interest on loans                                 $  23      $  25
  Depreciation                                                 42         30
  Accrued vacation                                             26         26
  Deferred compensation                                        81         75
  Unearned ESOP shares                                        118         55
  Allowance for loan losses                                   278         63
  Loans held for sale market value adjustment                 198         --
  Unrealized securities losses                                201         --
  Other                                                         3         --
  Total deferred tax assets                                   970        274


Deferred Tax Liabilities
  FHLB stock dividends                                        395        349
  Real estate sale, installment basis                          32         32
  Unrealized securities gains                                  --         61
  Total deferred tax liabilities                              427        442

  Net deferred tax assets (liabilities)                      $543     ($168)


(continued)
                                  67

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 1999 and 1998

Note 11 - Federal Income Taxes (concluded)

The provision for federal income taxes differs from that computed at the statutory corporate tax rate as follows (dollars in thousands):

                            1999             1998             1997
                            Amount  Percent  Amount  Percent  Amount  Percent

Tax provision at
  statutory rate           $2,657    34.0%   $2,552   34.0%   $1,754   34.0%
Other - net                   (60)     .8      (142)  (1.9)       76    1.5

    Total tax expense      $2,597    33.2%   $2,410   32.1%   $1,830   35.5%

Note 12 - Profit Sharing Plans

The Bank maintains a tax-qualified profit sharing plan for the benefit of all eligible employees who are at least 21 years of age and work a minimum of 501 hours. The Bank contributed $249,000, $226,000 and $172,000 to the plan for the years ended September 30, 1999, 1998 and 1997, respectively.
Contributions are made on a discretionary basis.

In addition, the Bank has an employee bonus plan based on net income. Bonuses accrued for the years ended September 30, 1999, 1998 and 1997 totaled $195,000, $181,000 and $144,000, respectively.

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

Shares held by the ESOP as of September 30, 1999 were classified as follows:

Unallocated shares                                                  467,283
Shares released for allocation                                       61,717

    Total ESOP shares                                               529,000

The approximate fair market value of the Bank's unallocated shares (including those released for allocation) at September 30, 1999 is $6,050,000. The expense under the ESOP was $285,000 and $364,000 for the years ended September 30, 1999 and 1998, respectively.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 1999 and 1998

Note 14 - Stock Options

During the year ended September 30, 1999, the Company adopted a stock-based option plan, which is described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards granted under this plan, consistent with the method of SFAS No. 123, the Company's net income and earnings per share for the year ended September 30, 1999 would have been reduced to these pro forma amounts:

Net income:
  As reported                                                    $5,218,000
  Pro forma                                                       4,737,000

Earnings per share:
  Basic:
    As reported                                                       $1.03
    Pro forma                                                           .93
  Diluted:
    As reported                                                        1.03
    Pro forma                                                           .93

Under the Company's stock option plan, the Company may grant options for up to 661,250 shares of its common stock to certain key employees and directors.
The exercise price of each option equals the fair market value of the Company's stock on the date of grant. An option's maximum term is ten years. Options are exercisable on a cumulative basis in annual installments of 10% on each of the ten anniversaries from the date of grant. Vesting will be accelerated to 20% per year if certain criteria relating to Company performance are met.

The fair value of each option grant is estimated on the date of grant, based on the Black-Scholes option-pricing model using the following weighted-average assumptions: dividend yield of 2.25% for all years; risk-free interest rates of 6% and expected lives of ten years. The weighted average fair value of options granted during the year ended September 30, 1999 was $3.26.

During the year ended September 30, 1999, 582,494 shares were granted with a weighted average exercise price of $12.02. The exercise prices range from $12.00 to $12.38. There were no options exercised or forfeited during the year, and there were no options exercisable as of September 30, 1999.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 1999 and 1998

Note 15 - Deferred Compensation/NonCompetition Agreement and Severance Compensation Agreement

The Bank has a deferred compensation/noncompetition arrangement with its chief executive officer which will provide monthly payments of $2,000 per month if retirement occurs at or after age 65. Once payments have commenced they will continue until his death, at which time payments will continue to his surviving spouse until her death or for 60 months. The present value of the payments, based on the life expectancy of the chief executive officer, has been accrued based on a retirement age of 65 and is included in other liabilities in the consolidated financial statements. As of September 30, 1999 and 1998, $239,000 and $221,000, respectively, has been accrued under the agreement.

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

Note 16 - Management Recognition and Development Plan

On November 10, 1998, the Board of Directors adopted a Management Recognition and Development Plan. The Plan allows for the purchase, in the open market or through the issuance of authorized and unissued shares, of up to 264,500 shares of stock. The Plan is intended to award restricted stock to the Company's employees and directors. As of September 30, 1999, no restricted stock had been awarded under the Plan.

Note 17 - Commitments and Contingencies

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk is excess of the amount recognized in the consolidated balance sheets.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of the Bank's commitments at September 30 is as follows (dollars in thousands):

                                                       1999           1998

Commitments to extend credit                         $14,753        $14,042

(continued)
                                      70

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 1999 and 1998

Note 17 - Commitments and Contingencies (concluded)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

Because of the nature of its activities, the Company is subject to various pending and threatened legal actions which arise in the ordinary course of business. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the financial position of the Company.

Note 18 - Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines of the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

(continued)
                                  71

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 1999 and 1998


Note 18 - Regulatory Matters (continued)

The Company's and the Bank's actual capital amounts (dollars in thousands) and ratios are also presented in the table.
                                                               To be Well
                                                               Capitalized
                                                               Under
                                                               Prompt
                                                Capital        Corrective
                                                Adequacy       Action
                                 Actual         Purposes       Provisions
                                 Amount  Ratio  Amount  Ratio  Amount  Ratio
September 30, 1999
 Tier 1 capital (to average
 assets):
  Consolidated                 $72,391  24.5% $11,832   4.0%       N/A   N/A
  Timberland Savings Bank, SSB  56,864  19.8   11,484   4.0    $14,356   5.0%
 Tier 1 capital (to risk-
 weighted assets):
  Consolidated                  72,391  32.5    8,911   4.0        N/A   N/A
  Timberland Savings Bank, SSB  56,864  25.9    8,787   4.0     13,180   6.0
 Total capital (to risk-w
 weighted assets):
  Consolidated                  74,447  33.4   17,822   8.0        N/A   N/A
  Timberland Savings Bank, SSB  58,920  26.8   17,573   8.0     21,967  10.0

September 30, 1998
 Tier 1 capital (to average
 assets):
  Consolidated                 $81,780  31.0%  $10,541  4.0%       N/A   N/A
  Timberland Savings Bank, SSB  53,865  22.4     9,636  4.0    $12,045   5.0%
 Tier 1 capital (to risk-
 weighted assets):
  Consolidated                  81,780  49.9     6,560  4.0        N/A   N/A
  Timberland Savings Bank, SSB  53,865  33.4     6,453  4.0      9,680   6.0
 Total capital (to risk-
 weighted assets):
  Consolidated                  83,508  50.9    13,121  8.0        N/A   N/A
  Timberland Savings Bank, SSB  55,593  33.9    12,906  8.0     16,133  10.0

(continued)
                                        72

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 1999 and 1998

Note 18 - Regulatory Matters (concluded)

Restrictions on Retained Earnings

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

At the time of conversion, the Bank established a liquidation account in an amount equal to its retained earnings of $23,866,000 as of June 30, 1997, the date of the latest statement of financial condition used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible withdrawable account holders who have maintained their deposit accounts in the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank (and only in such an event), eligible depositors who have continued to maintain accounts will be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock. The Bank may not declare or pay cash dividends if the effect thereof would reduce its regulatory capital below the amount required for the liquidation account.

Note 19 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheet - September 30
(Dollars in Thousands)
                                                          1999       1998
Assets
  Noninterest bearing deposits                            $     5    $     3
  Interest bearing deposits                                   219      6,904
  Investments and mortgage-backed securities
    available for sale                                      7,801     13,222
  Loan receivable from Bank                                 7,405      7,697
  Investment in Bank                                       56,784     53,865
  Other assets                                                 90        134

  Total assets                                            $72,304    $81,825

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 1999 and 1998

Note 19 - Condensed Financial Information - Parent Company Only (continued)

Condensed Balance Sheets- September 30 (concluded)
                                                          1999       1998
Liabilities and Shareholders' Equity
  Liabilities and accrued expenses                        $    59    $    45
  Shareholders' equity                                     72,245     81,780

  Total liabilities and shareholders' equity              $72,304    $81,825


Condensed Statements of Income - Years Ended September 30:
(Dollars in Thousands)

Operating Income
  Interest on investment and mortgage-backed securities   $   287    $   907
  Interest on loan receivable from Bank                       645        469
  Dividends                                                   352         63
  Gain (loss) on sale of investment securities
    available for sale                                         (1)        22
  Total operating income                                    1,283      1,461

Operating Expenses                                            245         70

  Income before income taxes and equity
  in undistributed income of Bank                           1,038      1,391

Income Taxes                                                  304        473

  Income before equity in undistributed income of Bank        734        918

Equity in Undistributed Income of Bank                      4,484      4,178

  Net income                                               $5,218     $5,096

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 1999 and 1998

Note 19 - Condensed Financial Information - Parent Company Only (concluded)

Condensed Statements of Cash Flows - Years Ended September 30
(Dollars in Thousands)
                                                          1999      1998
Cash Flows from Operating Activities
  Net income                                              $ 5,218   $  5,096
  Adjustments to reconcile net income to net cash provided:
    Equity in undistributed income of Bank                 (4,484)    (4,178)
    ESOP shares earned428427
    Gain on sale of securities available for sale              (1)       (22)
    Accretion of discount on securities available for sale     (8)        (3)
    Other, net                                                125       (542)
  Net cash provided by operating activities                 1,278        778

Cash Flows from Investing Activities
  Investment in Bank                                        1,183    (32,475)
  Purchases of securities available for sale              (12,575)   (17,224)
  Proceeds from maturities of securities
    available for sale                                     17,809      3,700
  Proceeds from sale of securities available for sale          --        403
  Funding provided to the Bank for purchase of common
    stock for ESOP                                             --     (7,930)
  Principal repayments on loan receivable from Bank           292        233
  Net cash provided by (used in) investing activities       6,709    (53,293)

Cash Flows from Financing Activities
  Proceeds from the issuance of common stock, net
    of related costs                                           --     64,950
  Repurchase of common stock                              (13,150)    (4,735)
  Payment of dividends                                     (1,520)      (793)
  Net cash provided by (used in) financing activities     (14,670)    59,422

  Net increase (decrease) in cash                          (6,683)     6,907

Cash and Due from Financial Institutions
  Beginning of year                                         6,907        --

  End of year                                            $    224  $  6,907

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 1999 and 1998

Note 20 - Earnings Per Share Disclosures

Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. In accordance with Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. Information regarding the calculation of basic and diluted earnings per share for the years ended September 30, 1999 and 1998, respectively, is as follows (dollars in thousands, except per share amounts).

                                            1999        1998
Basic EPS Computation
  Numerator -- net income                      $5,218      $5,096
  Denominator -- weighted average
    common shares outstanding               5,089,414   6,036,597

  Basic EPS                                     $1.03        $.84

Diluted EPS computation
  Numerator -- net income                      $5,218      $5,096
  Denominator -- weighted average
    common shares outstanding               5,089,414   6,036,597
  Effect of dilutive stock option                   --         --
  Weighted average common shares and
  common stock equivalents                  5,089,414   6,036,597

  Diluted EPS                                   $1.03        $.84

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 1999 and 1998

Note 21   Comprehensive Income

Net unrealized gains and losses included in comprehensive income were computed as follows for the years ended September 30 (dollars in thousands):

                                                   Before-  Tax        Net-of
                                                   Tax      (Benefit)  Tax
                                                   Amount   Expense    Amount
1999
Unrealized holding losses arising during the year  ($774)   ($263)   ($511)
Less reclassification adjustments for gains
 included in net income                               --       --       --

       Net unrealized losses                       ($774)   ($263)   ($511)

1998
Unrealized holding gains arising during the year    $203      $69     $134
Less reclassification adjustments for gains
 included in net income                               22        8       14

       Net unrealized gains                         $181      $61     $120

1997
Realized holding gains arising during the year       $20       $7      $13

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 1999 and 1998

Note 22 - Fair Values of Financial Instruments

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

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 1999 and 1998

Note 22 - Fair Values of Financial Instruments (concluded)

The estimated fair values of financial instruments at September 30, 1999 and 1998 were as follows (dollars in thousands):

                                       1999                1998
                                       Recorded    Fair    Recorded   Fair
                                       Amount      Value   Amount     Value
Financial Assets
  Cash and due from financial
    institutions                       $  8,126  $  8,126  $ 21,784  $ 21,784
  Investments and mortgage backed
    securities                           31,656    31,656    35,415    35,415
  Loans receivable                      256,085   261,894   199,221   200,912

Financial Liabilities
  Deposits                             $188,148  $188,401  $170,834  $171,129
  Federal Home Loan Bank advances        45,084    44,916    11,618    11,945

Note 23 - Stock Repurchase Plan

In August 1999, the Company initiated a stock repurchase plan for the purchase of 269,296 shares of stock. As of September 30, 1999, 168,500 shares had been repurchased. The remainder is anticipated to be purchased during the year ending September 30, 2000.

Note 24 - Subsequent Event

Subsequent to September 30, 1999, the Company approved a dividend in the amount of $.08 per share to be paid on November 19, 1999 for shareholders of record as of November 5, 1999.

Note 25 - Year 2000 Issues

As the year 2000 approaches, business issues are emerging regarding how existing computer software programs and operating systems can accommodate the date value. Many software systems are designed to recognize only a two-digit date field, and may read the year 2000 as the year 1900. Thus, computations of interest and other similar calculations may be based on wrong dates, or the systems may not be able to process information at all.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 1999 and 1998

Note 25 - Year 2000 Issues (concluded)

The Bank has implemented a year 2000 compliance program, which is aggressively reviewing year 2000 issues that may be faced by its outside vendors and customers, and that affect its internal computer systems. In the event that significant suppliers or customers do not successfully and timely achieve year 2000 compliance, the Bank's business could be adversely affected. However, management believes that the Bank's own internal systems, networks and resources would allow the Bank to effectively operate and service its customers. To the extent necessary, the Bank will engage alternative vendors and suppliers to facilitate normal operations after January 1, 2000. The costs incurred to date on year 2000 compliance issues have not been material. While it is impossible to estimate the potential impact on the Bank's business after January 1, 2000, management estimates that the costs the Bank will incur prior to that date in its activities necessary to ensure year 2000 compliance will not have a significant effect on its financial position or results of operations.

Note 26 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data are presented for the quarters ended (dollars in thousands, except per share amounts):

                               September 30, June 30,  March 31,  December 31,
                               1999          1999      1999       1998

Interest and dividend income  $6,255        $5,600     $5,742      $5,512
Interest expense              (2,337)       (2,026)    (1,985)     (2,015)
  Net interest income          3,918         3,574      3,757       3,497

Provision for loan losses       (219)          (70)       (30)        (44)
Noninterest income               161           (60)       216         275
Noninterest expense           (1,797)       (1,792)    (1,820)     (1,751)

  Income before income taxes   2,063         1,652      2,123       1,977

Provision for income taxes       684           546        707         660

  Net income                  $1,379        $1,106     $1,416      $1,317


Basic earnings per share        $.28          $.23       $.28        $.24
Diluted earnings per share       .28           .23        .28         .24

(continued)
                                    80

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 1999 and 1998

Note 26 - Selected Quarterly Financial Data (Unaudited) (concluded)

                               September 30, June 30,  March 31,  December 31,
                               1998          1998      1998       1997

Interest and dividend income    $5,402      $5,319      $5,274    $4,655
Interest expense                (1,956)     (1,928)     (2,019)   (2,241)
  Net interest income            3,446       3,391       3,255     2,414

Provision for loan losses          (45)        (45)        (50)      (60)
Noninterest income                 341         418         457       324
Noninterest expense             (1,746)     (1,571)     (1,532)   (1,491)

  Income before income taxes     1,996       2,193       2,130     1,187

Provision for income taxes         569         742         716       383

  Net income                    $1,427      $1,451      $1,414    $  804


Basic earnings per share          $.24        $.24        $.23      $.13

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------
         Not applicable.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------
     The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

     The following table sets forth certain information with respect to the executive officers of the Company and the Bank. Each of the executive officers holds the same position with the Company and the Bank.



                                           Executive Officers of the Company and Bank


                        Age at                                Position
                      September   -------------------------------------------------------------------------
Name                  30, 1999    Company                            Bank
----                  --------    -------                            ----

Clarence E. Hamre       65        Chairman of the Board, President   Chairman of the Board, President
                                  and Chief Executive Officer        and Chief Executive Officer
Michael R. Sand         45        Executive Vice President           Chief Financial Officer and Executive
                                  and Secretary                      Vice President, Secretary and Director
Paul G. MacLeod         55        Treasurer                          Treasurer

Biographical Information

     Clarence E. Hamre has served as the Bank's President and Chief Executive Officer since 1969.

     Michael R. Sand has been affiliated with the Bank since 1977 and has served as the Bank's Executive Vice President since 1986.

     Paul G. MacLeod is the Bank's Treasurer and has been with the Bank since 1987.

Item 11.    Executive Compensation
----------------------------------
     The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------
     (a)   Security Ownership of Certain Beneficial Owners.

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

Item 13.    Certain Relationships and Related Transactions
----------------------------------------------------------
     The information contained under the section captioned "Proposal I -- Election of Directors -- Transactions with Management" is included in the Company's Proxy Statement and is incorporated herein by reference.

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------
     (a)   Exhibits

            3.1     Articles of Incorporation of the Registrant*
            3.2     Bylaws of the Registrant*
           10.1     Employee Severance Compensation Plan**
           10.2     Employee Stock Ownership Plan**
           10.3     1999 Stock Option Plan***
           10.3     Management Recognition and Development Plan***
           (21)     Subsidiaries of the Registrant
           (27)     Financial Data Schedule
--------------
* Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817).
** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended december 31, 1997.
*** Incorporated by reference to the Registrant's 1999 Annual Meeting Proxy Statement dated December 15, 1998.

     (b)  Reports on Form 8-K

          No Reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                 SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TIMBERLAND BANCORP, INC.

Date:  December 17, 1999         By: /s/ Clarence E. Hamre
                                     --------------------------------------
                                     Clarence E. Hamre
                                     Chairman of the Board, President and
                                     Chief Executive Officer

    Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                TITLE                           DATE
----------                -----                           ----

/s/Clarence E. Hamre      Chairman of the Board,          December 17, 1999
------------------------  President, Chief Executive
Clarence E. Hamre         Officer and Director
                          (Principal Executive Officer)

/s/Michael R. Sand        Executive Vice President,       December 17, 1998
------------------------  Secretary and Director
Michael R. Sand           (Principal Financial and
                          Accounting Officer)

/s/Andrea M. Clinton      Director                        December 17, 1999
------------------------
Andrea M. Clinton

/s/Robert Backstrom       Director                        December 17, 1999
------------------------
Robert Backstrom

                          Director
------------------------
Richard R. Morris

/s/Alan E. Smith          Director                        December 17, 1999
------------------------
Alan E. Smith

/s/Peter J. Majar         Director                        December 17, 1999
------------------------
Peter J. Majar

/s/Jon C. Parker          Director                        December 17, 1999
------------------------
Jon C. Parker

/s/James C. Mason         Director                        December 17, 1999
------------------------
James C. Mason

                           Exhibit 21

                  Subsidiaries of the Registrant





Parent

Timberland Bancorp, Inc.

                              Percentage       Jurisdiction or
Subsidiaries                 of Ownership   State of Incorporation
------------                 ------------   ----------------------
Timberland Savings Bank SSB     100%              Washington

Timberland Service
  Corporation (1)               100%              Washington


-------
(1) This corporation is a wholly owned subsidiary of Timberland Savings Bank, SSB.