Form 10-Q
period 1999-12-31
TIMBERLAND BANCORP INC
filed 2000-02-10
CIK 1046050

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended December 31, 1999

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

                                  98550
                               (Zip Code)

                             (360) 533-4747
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         CLASS                      SHARES OUTSTANDING AT FEBRUARY 9, 2000
         -----                      --------------------------------------
common stock, $.01 par value                      5,116,626

                                     INDEX

                                                                      Page
PART I.      FINANCIAL INFORMATION                                    ----

   Item 1.   Financial Statements (unaudited)

             Consolidated Balance Sheets                                3

             Consolidated Statements of Income                          4

             Consolidated Statements of Shareholders' Equity            5

             Consolidated Statements of Cash Flows                      6-7

             Consolidated Statements of Comprehensive Income            8

             Notes to Consolidated Financial Statements (unaudited)     9-11

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        11-19

  Item 3.    Quantitative and Qualitative Disclosures about
             Market Risk.                                               19


PART II.     OTHER INFORMATION

  Item 1.    Legal Proceedings                                          19

  Item 2.    Changes in Securities and Use of Proceeds                  19

  Item 3.    Defaults Upon Senior Securities                            20

  Item 4.    Submission of Matters to a Vote of Security Holders        20

  Item 5.    Other Information                                          20

  Item 6.    Exhibits and Reports on Form 8-K                           20


SIGNATURES                                                              21

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    December 31, 1999 and September 30, 1999
                             Dollars in Thousands
                                  (unaudited)

                                                 December 31,   September 30,
                                                    1999             1999
                                                 ----------------------------
Assets
Cash and due from financial institutions         $      8,087    $     6,810
Interest bearing deposits in banks                      3,833          1,316
Investments and mortgage-backed securities
 (Available for Sale)                                  32,162         31,656

Loans receivable                                      248,913        233,597
Loans held for sale                                    23,699         22,488
                                                 ---------------------------
    Total Loans                                       272,612        256,085
                                                 ---------------------------
Accrued interest receivable                             1,505          1,480
Premises and equipment                                  8,124          7,621
Real estate owned                                         814            867
Other assets                                            1,175          1,281
                                                 ---------------------------
    Total Assets                                 $    328,312    $   307,116
                                                 ---------------------------
Liabilities and Shareholder's Equity

Liabilities
Deposits                                         $    190,038    $   188,148
Federal Home Loan Bank advances                        64,749         45,084
Other liabilities and accrued expenses                  1,742          1,639
                                                 ---------------------------
    Total Liabilities                                 256,529        234,871
                                                 ---------------------------
Shareholder's Equity
Common Stock, $.01 par value; 50,000,000
 shares authorized; 6,612,500 shares issued,
 5,116,626 and 5,217,422 shares outstanding.               51             52
Additional paid in capital                             45,720         46,943

Unearned shares - Employee Stock Ownership Plan        (6,873)        (7,005)
Retained earnings                                      33,426         32,646
Accumulated other comprehensive income (loss)            (541)          (391)
                                                 ---------------------------
    Total Shareholder's Equity                         71,783         72,245
                                                 ---------------------------
    Total Liabilities and Shareholder's Equity   $    328,312    $   307,116
                                                 ---------------------------

See notes to unaudited consolidated financial statements

                 TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
          For the three months ended December 31, 1999 and 1998
               Dollars in Thousands, Except Per Share Amounts
                                 (unaudited)

                                              Three Months Ended December 31,
                                                    1999            1998
                                              ------------------------------
Interest and Dividend Income
Loans receivable                              $     6,035         $    4,793
Investments and mortgage-backed securities            300                395
Dividends                                             179                209
Deposit in other financial institutions                41                115
                                              ------------------------------
    Total Interest and Dividend Income              6,555              5,512
                                              ------------------------------
Interest Expense
Deposits                                            1,900              1,849
Federal Home Loan Bank advances                       790                166
                                              ------------------------------
    Total Interest Expense                          2,690              2,015
                                              ------------------------------
    Net Interest Income                             3,865              3,497
Provision for Loan Losses                              75                 43
                                              ------------------------------
    Net Interest Income After Provision
     for Loan Losses                                3,790              3,454
                                              ------------------------------
Non-Interest Income
Service charges on deposits                           127                 85
Gain on sale of loans, net                             49                 34
Market value adjustment on loans held for sale       (280)                (1)
Escrow and annuity fees                                42                 65
Servicing income on loans sold                          4                - -
Other                                                 113                 71
                                              ------------------------------
    Total Non-Interest Income                          55                254
                                              ------------------------------
Non-Interest Expense
Salaries and employee benefits                      1,188              1,051
Premises and equipment                                248                220
Advertising                                           111                 56
Other                                                 508                404
                                              ------------------------------
    Total Non-Interest Expense                      2,055              1,731
                                              ------------------------------
    Income Before Income Taxes                      1,790              1,977
Provision for Income Taxes                            592                660
                                              ------------------------------
    Net Income                                $     1,198         $    1,317

Earnings per common share:
    Basic                                     $      0.26         $    0.24
    Diluted                                   $      0.26         $    0.24

(1) Unallocated ESOP shares are not considered outstanding (see Note 3). See notes to unaudited consolidated financial statements

                                         TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                       For the year ended September 30, 1999 and the
                                           three months ended December 31, 1999
                                      Dollars in Thousands Except Common Stock Shares
                                                         (unaudited)

                                                      Unearned                    Accumu-
                                                      Shares                      lated
                                                      Issued to                   Other
                                                      Employee                    Compre-
                      Common    Common   Additional   Stock                       hensive
                      Stock     Stock    Paid in      Ownership     Retained      Income
                      Shares    Amount   Capital      Trust         Earnings      (Loss)     Total
                      ------    ------   -------      ------        --------      ------     ------
Balance, Sept. 30,
 1998                 6,281,875  $    63  $  60,183   ($7,534)      $ 28,948      $  120    $ 81,780
Net Income                  - -      - -        - -       - -          5,218         - -       5,218
Repurchase of
 Common Stock        (1,064,453)     (11)   (13,139)      - -            - -         - -     (13,150)
Cash Dividends
 ($.27 per share)           - -      - -        - -       - -         (1,520)        - -      (1,520)
Earned ESOP Shares          - -      - -       (101)      529            - -         - -         428
Unrealized loss on
 securities available
 for sale, net of tax       - -      - -        - -       - -            - -        (511)       (511)
                     --------------------------------------------------------------------------------
Balance, Sept. 30,
 1999                 5,217,422       52     46,943    (7,005)        32,646        (391)     72,245
                     --------------------------------------------------------------------------------
Net Income                  - -      - -        - -       - -          1,198         - -       1,198
Repurchase of
 Common Stock          (100,796)      (1)    (1,193)      - -            - -         - -      (1,194)

Cash Dividends
 ($.08 per share)           - -      - -        - -       - -           (418)        - -        (418)
Earned ESOP Shares          - -      - -        (30)      132            - -         - -         102

Unrealized loss on
 securities available
 for sale, net of tax       - -      - -        - -       - -            - -        (150)       (150)
                     --------------------------------------------------------------------------------
Balance, Dec. 31,
 1999                 5,116,626  $    51  $  45,720   ($6,873)      $ 33,426       ($541)   $ 71,783

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

                                                              5

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three months ended December 31, 1999 and 1998
                             Dollars in Thousands
                                 (unaudited)

                                              Three Months Ended December 31,
                                                    1999            1998
                                              ------------------------------
Cash Flow from Operating Activities
Net income                                    $     1,198         $    1,317
Noncash revenues, expenses, gains and losses  ------------------------------
 included in income:
   Depreciation                                        93                 85
   Deferred federal income taxes                      - -                 69
   Federal Home Loan Bank stock dividends             (50)               (33)
   Market value adjustment - loans held for
    sale                                              280                  1
   Earned ESOP Shares                                 102                111
   Loss on sale of real estate owned, net              15                  2
   (Gain) Loss on sale of loans                       (49)                33
   Provision for loan and real estate owned
    losses                                             95                 57
Net increase in loans originated for sale          (1,442)            (4,635)
Net decrease in other assets                          159                268
Decrease in other liabilities and accrued
 expenses, net                                        103                 73
                                              ------------------------------
Net Cash (Used) Provided by Operating
 Activities                                           504             (2,652)
Cash Flow from Investing Activities
Net decrease (increase) in interest-bearing
 deposits in banks                                 (2,517)            10,196
Purchase of securities available for sale          (1,302)           (15,130)
Proceeds from maturities of securities
 available for sale                                   618              6,501
Increase in loans receivable, net                 (15,391)            (1,594)
Additions to premises and equipment                  (596)            (1,162)
Additions to real estate owned                       (115)              (207)
Proceeds from Sale of real estate owned               133                626
                                              ------------------------------
Net Cash Used by Investing Activities             (19,170)              (770)

Cash Flow from Financing Activities
Increase in deposits, net                           1,890              6,598
Increase (decrease) in Federal Home Loan
 Bank advances, net                                19,665                (32)
Repurchase of common stock                         (1,194)            (3,828)
Payment of Dividends                                 (418)              (358)
                                              ------------------------------
Net Cash Provided by Financing Activities          19,943              2,380

Net Increase (Decrease) in Cash                     1,277             (1,042)

Cash and Due from Financial Institutions
Beginning of period                                 6,810              7,039
                                              ------------------------------
End of period                                 $     8,087         $    5,997
                                              ------------------------------

See notes to unaudited consolidated financial statements          (continued)

                                              Three Months Ended December 31,
                                                    1999            1998
                                              ------------------------------

Supplemental Disclosure of Cash Flow
 Information
   Income taxes paid                          $       - -         $      - -
   Interest paid                                    2,603              2,016


Supplemental Disclosure of Noncash
Investing Activities
   Loans transferred to real estate owned              58                 94
   Market value adjustment of securities
    held for sale, net of tax                        (150)              (133)


See notes to unaudited consolidated financial statements

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             For the three months December 31, 1999 and 1998
                          Dollars in Thousands
                               (unaudited)

                                              Three Months Ended December 31,
                                                    1999            1998
                                              ------------------------------

Comprehensive Income:
   Net Income                                      $1,198             $1,317
   Change in unrealized gain (loss) on
    securities available for sale, net of
    tax                                              (150)              (133)
                                              ------------------------------
Total Comprehensive Income                         $1,048             $1,184


See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with the instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(3) EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. In accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans (ESOP), issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At December 31, 1999, there were 467,283 ESOP shares that had not been allocated.

                                       Three Months Ended December 31,
                                          1999                 1998
Basic EPS computation                  ------------------------------
  Numerator - Net Income               $ 1,197,556        $ 1,316,674
  Denominator - Weighted average
    common shares outstanding            4,692,075          5,478,514

Basic EPS                              $ 0.26             $ 0.24

Diluted EPS computation
  Numerator - Net Income               $ 1,197,556        $ 1,316,674
  Denominator - Weighted average
    common shares outstanding            4,692,072          5,478,514
Effect of dilutive stock option                 --                 --
Weighted average common shares         ------------------------------
  and common stock equivalents           4,692,072          5,478,514

Diluted EPS                            $ 0.26             $ 0.24

(4)  DIVIDEND
On January 27, 2000, the Company announced a quarterly cash dividend of $0.08 per common share. The dividend is to be paid February 18, 2000, to shareholders of record as of the close of business February 4, 2000.

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

Reporting Comprehensive Income. SFAS No. 130, " Reporting Comprehensive Income," was issued in June 1997 and requires businesses to disclose comprehensive income and its components in their financial statements. This statement does not affect the results of operations or financial condition of the Company. The Company adopted SFAS No. 130 on October 1, 1998.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operation
          --------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three months ended December 31, 1999. This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward looking statements may describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the economic climate in the Company's market areas and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Comparison of Financial Condition at December 31, 1999 and September 30, 1999

Total Assets: Total assets increased 6.9% from $ 307.1 million at September 30, 1999 to $328.3 million at December 31, 1999, primarily as a result of a $16.5 million increase in loans receivable and loans held for sale, net, which was primarily funded by increased Federal Home Loan Bank ("FHLB") borrowings and increased deposits. Asset growth was partially offset by the use of $1.2 million to repurchase shares of the Company's stock.

Cash and Due from Financial Institutions: Cash and due from financial institutions increased by 18.8% from $6.8 million at September 30, 1999 to $8.1 million at December 31, 1999, primarily as a result of the Bank's year end liquidity planning for year 2000 (Y2K) contingencies.

Interest Bearing Deposits in Banks: Interest bearing deposits in banks increased from $1.3 million at September 30, 1999 to $3.8 million at December 31, 1999, primarily as a result of the Bank's year end liquidity planning for year 2000 (Y2K) contingencies.

Investments and Mortgage-backed Securities: Investments and mortgage-backed securities increased by 1.6% from $31.7 million at September 30, 1999 to $32.1 million at December 31, 1999, primarily as a result of the Bank's increased investment in FHLB stock.

Loans Receivable, and Loans Held-for-sale, net of allowance for loan losses:
Loans receivable, including loans held-for-sale, net, increased by 6.5% from $256.1 million at September 30, 1999 to $272.6 million at December 31, 1999. This increase is primarily a result of an increase in one-to-four family mortgage loans, multi-family mortgage loans, construction loans (net of LIP balance), and commercial mortgage loans.

Premises and Equipment: Premises and equipment increased by 6.6% from $7.6 million at September 30, 1999 to $8.1 million at December 31, 1999, primarily due to the addition of two new branches (Poulsbo and Spanaway).

Real Estate Owned, net: Real estate owned, net, decreased from $867,000 at September 30, 1999 to $814,000 at December 31, 1999.

Deposits: Deposits increased by 1.0% from $188.1 million at September 30, 1999 to $190.0 million at December 31, 1999, primarily due to growth in the Bank's certificate of deposit accounts.

Federal Home Loan Bank Advances: Federal Home Loan Bank ("FHLB") advances increased 43.6% from $45.1 million at September 30, 1999 to $64.7 million at December 31, 1999, primarily to fund loan portfolio growth.

Shareholders' Equity: Total shareholders' equity decreased 0.6 % from $72.2 million at September 30, 1999 to $71.8 million at December 31, 1999, primarily as a result of the repurchase of 100,796 shares of the Company's stock for $1.2 million and the payment of $418,000 in dividends to shareholders. This decrease in shareholders' equity was partially offset by net income of $1.2 million.

Non Performing Assets
---------------------
The following table sets forth information with respect to the Company's nonperforming assets at December 31, 1999 and September 30, 1999.

                                         At December 31,    At September 30,
                                                    1999                1999
                                         -----------------------------------
                                                (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
   One-to-four family                          $   1,142           $     941
   Commercial                                      1,869               1,675
   Construction and land development                 210                 390
   Land                                              191                 253
Consumer loans                                       260                 330
Commercial Business Loans                            - -                 - -
                                               ---------           ---------
    Total                                          3,672               3,589

Accruing loans which are contractually
past due 90 days or more:
Mortgage loans:
  Construction and land development                  411                 449
                                               ---------           ---------
    Total                                            411                 449
                                               ---------           ---------
Total of nonaccrual and
90 days past due loans                             4,083               4,038

Real estate owned and other
repossessed assets                                   814                 867
                                               ---------           ---------
    Total nonperforming assets                     4,897               4,905

Restructured loans                                   - -                 509

Nonaccrual and 90 days or more past
due loans as a percentage of loans
receivable, (including loans held for
sale)(1)                                            1.49%               1.56%

Nonaccrual and 90 days or more past
due loans as a percentage of total assets           1.24%               1.31%

Nonperforming assets as a percentage
of total assets                                     1.49%               1.60%

Loans receivable, (including loans
held for sale) (1)                             $ 274,734            $ 258,141
                                               =========            =========
Total assets                                   $ 328,312            $ 307,116
                                               =========            =========
--------------
(1) Loans receivable is before the allowance for loan losses

The following is a discussion of the Company's major problem assets at December 31, 1999:

Convenience store/retail space and mini-storage, Kitsap County, Washington. The Bank had two loans that were originated in 1996 on two separate properties: a convenience store combined with retail space and a 436 unit mini storage facility. These two loans had a combined balance of $2.9 million at September 30, 1998. These loans became delinquent primarily because of a dispute between the two borrowers. The Bank initiated foreclosure proceedings which were stayed due to a bankruptcy filing by the borrowers in January of 1998. The bankruptcy was subsequently dismissed and the mini storage facility was sold at a trustees sale on March 12, 1999 for the full balance, accrued interest, late charges and fees owed. The foreclosure of the convenience store progressed to a sheriffs sale on December 10, 1999. The Bank was the successful bidder and the sale was confirmed on January 28, 2000. The Bank can now market the property. As of December 31, 1999, the remaining loan was classified as "substandard" and had a principal balance of $1.4 million. Although no assurances can be given, the Bank does not expect to incur any material loss on this loan.

Loans Receivable
----------------

The following table sets forth the composition of the Company's loan portfolio by type of loan.

                                 At December 31,          At September 30,
                                      1999                     1999
                               Amount      Percent      Amount       Percent
                               -------------------      --------------------
                                         (Dollars In thousands)
Mortgage Loans:
  One-to-four family (1)(2)  $ 119,659      38.90%     $ 115,133      38.42%
  Multi family                  18,232       5.93         15,945       5.32
  Commercial                    54,442      17.70         52,049      17.37
  Construction and
    land development            87,311      28.38         90,621      30.24
  Land                          10,373       3.37          9,059       3.02
                             ---------     ------      ---------     ------
    Total mortgage loans       290,017      94.28        282,807      94.37
Consumer Loans:
  Home equity and second
   mortgage                      8,513       2.77          7,978       2.66
  Other                          4,472       1.45          4,279       1.43
                             ---------     ------      ---------     ------
                                12,985       4.22         12,257       4.09

Commercial business loans        4,604       1.50          4,611       1.54
                             ---------     ------      ---------     ------
    Total loans                307,606     100.00%       299,675     100.00%

Less:
  Undisbursed portion of
    loans in process           (28,831)                  (37,781)
  Unearned income               (3,178)                   (3,170)
  Allowance for loan losses     (2,122)                   (2,056)
  Market value adjustment
   of loans held-for-sale         (863)                     (583)
                             ---------                 ---------
Total loans receivable, net  $ 272,612                 $ 256,085
                             =========                 =========

----------------
(1) Includes loans held-for-sale.
(2) Includes real estate contracts totaling $1.5 million at December 31, 1999

Comparison of Operating Results for the Three Months Ended December 31, 1999 and 1998

Net Income: Net income for the quarter ended December 31, 1999 was $1.2 million or $0.26 per basic share ($0.26 per diluted share) compared to net income of $1.3 million or $0.24 per basic share ($0.24 per diluted share) for the quarter ended December 31, 1998. Net income for the current quarter was reduced by a $280,000 ($185,000 after income tax) market value adjustment on loans held for sale. Earnings per basic share and earnings per diluted share would have been $0.29 without this market value adjustment.

Net Interest Income: Net interest income increased 10.5% from $3.5 million for the three months ended December 31, 1998 to $3.9 million for the three months ended December 31, 1999.

Total interest and dividend income increased 18.9% from $5.5 million for the three months ended December 31, 1998 to $6.6 million for the three months ended December 31, 1999. The increase is primarily a result of a $1.2 million increase in interest from loans receivable and is partially offset by a $199,000 net decrease in interest and dividends from investment securities and financial institutions. The increase in interest income from loans receivable is primarily a result of higher average balances for the quarter in loans receivable due to loan growth. The net decrease in interest and dividends from investments securities and financial institutions is primarily a result of lower average balances for the quarter in funds held with financial institutions due to a portion of these funds being used to repurchase shares of the Company's stock and to fund loan growth.

Total interest expense increased 33.5% from $2.0 million for the three months ended December 31, 1998 to $2.7 million for the three months ended December 31, 1999. This increase is primarily a result of a $624,000 increase in interest paid on FHLB advances as average FHLB advances increased from $11.9 million for the quarter ended December 31, 1998 to $54.6 million for the quarter ended December 31, 1999.

Provision for Loan Losses: The provision for loan losses increased from $43,000 for the three months ended December 31, 1998 to $75,000 for the three months ended December 31, 1999. Management increased the provision for loan losses due to growth in the Bank's loan portfolio. Management deemed the general loan loss reserves of $2.1 million at December 31, 1999 (.77% of loans receivable and loans held for sale, and 52.0% of non-performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date. Non-performing loans decreased from $4.7 million at December 31, 1998 to $4.1 million at December 31, 1999.

Noninterest Income: Total noninterest income decreased 78.3% from $254,000 for the quarter ended December 31, 1998 to $55,000 for the quarter ended December 31, 1999, primarily due to a $280,000 market value writedown on loans held for sale. This decrease is partially offset by a $42,000 increase in service charges on deposits, a $23,000 increase in other fees, and a $15,000 increase in gain on sale of loans.

Noninterest Expense: Total noninterest expense increased 18.7% from $1.7 million for the three months ended December 31, 1998 to $2.1 million for the three months ended December 31, 1999, primarily due to a $137,000 increase in salary and benefit expense, a $55,000 increase in advertising expense, and smaller increases in ATM expenses and premises and equipment expenses. The increase in salary and benefit expense was primarily due to adding personnel to staff three new branches (Yelm, Poulsbo, and Spanaway) that were opened in 1999 and salary increases for current employees.

Provision for Income Taxes: The provision for income taxes decreased from $660,000 for the three months ended December 31, 1998 to $592,000 for the three months ended December 31, 1999 primarily as a result of lower income before income taxes.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments on loans and mortgage backed securities, and proceeds from the sale of loans, maturing securities and FHLB advances. The Company also raised $65.0 million in net proceeds from the January 1998 stock offering. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 1999, the Bank's regulatory liquidity ratio (net cash, and short- term and marketable assets, as a percentage of net deposits and short-term liabilities) was 23.0%. The Bank also maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of $90 million, under which $65 million was outstanding at December 31, 1999.

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

The Bank's primary investing activity is the origination of one-to-four family mortgage loans and construction and land development loans. At December 31, 1999, the Bank had loan commitments totaling $13.1 million and undisbursed loans in process totaling $28.8 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments.
Certificates of deposit that are scheduled to mature in less than one year from December 31, 1999 totaled $83.9 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

Federally-insured state-chartered banks are required to maintained minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At December 31, 1999, the Bank was in compliance with all applicable capital requirements. For additional details see "Regulatory Capital"

Regulatory Capital
------------------

The following table compares the Bank's regulatory capital at December 31, 1999 to its minimum regulatory capital requirements at that date (dollars in thousands):

                                                    Percent of
                                       Amount       Adjusted Total Assets (1)
                                       ------       -------------------------
Tier 1 (leverage) capital             $55,721              18.0%
Tier 1 (leverage) capital
 requirement                           12,371               4.0
                                      -------              ----
Excess                                $43,350              14.0%

Tier 1 risk adjusted capital          $55,721              23.7%
Tier 1 risk adjusted capital
 requirement                            9,416               4.0
                                      -------              ----
Excess                                $46,305              19.7%

Total risk based capital              $57,793              24.6%
Total risk based capital
 requirement                           18,831               8.0
                                      -------              ----
Excess                                $38,962              16.6%

-------------------
(1) For the Tier 1 (leverage) capital, percent of total average assets of $309.3 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $235.4 million.

                 TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                          KEY FINANCIAL RATIOS
              (Dollars in thousands, except per share data)
                               (unaudited)

                             Three Months Ended December 31,
                               1999             1998
                               ---------------------
PERFORMANCE RATIOS:
Return on average assets (1)     1.51%          1.97%
Return on average equity (1)     6.67%          6.70%

Net interest margin (1)          5.07%          5.46%
Efficiency ratio                53.45%         46.68%



                                 December 31,      September 30,
                                        1999               1999
                                 -------------------------------
ASSET QUALITY RATIOS:
Non-performing loans                $  4,083            $  4,038
Total non-performing assets            4,897               4,905
Non-performing assets to
 total assets                           1.49%               1.60%
Allowance for loan losses to
 non-performing loans                  51.97%              50.92%

BOOK VALUE PER SHARE (2)            $  14.03            $  13.85

------------------
(1) Annualized
(2) Calculation includes ESOP shares not committed to be released


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There were no material changes in information concerning market risk from the information provided in the Company's Form 10-K for the Fiscal Year Ended September 30, 1999.


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

Item 3.  Defaults Upon Senior Securities
----------------------------------------
None to be reported.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
An annual Meeting of Shareholders of the Company was held on January 27, 2000. The results of the vote on the matters presented at the meeting is as follows:

    The following individuals were elected as directors:

                                  For                       Withheld
                                  ---                       --------
                      No. of Votes   Percentage    No. of Votes   Percentage
                      -------------------------    -------------------------
Clarence E. Hamre      4,311,245       96.57%        153,058        3.43%
(three-year term)

Andrea M. Clinton      4,309,370       96.53%        154,933        3.47%
(three-year term)

Robert Backstrom       4,311,470       96.58%        152,833        3.42%
(three-year term)


Item 5.  Other Information
--------------------------
None to be reported.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
    (a)  Exhibits

         3(a)   Articles of Incorporation of the Registrant *
         3(b)   Bylaws of the Registrant *
         10(a)  Employee Severance Compensation Plan **
         10(b)  Timberland Savings Bank, S.S.B. Employee Stock Ownership
                Plan **
         10(c)  Timberland Bancorp, Inc. 1999 Stock Option Plan ***
         10(d)  Timberland Bancorp, Inc. Management Recognition and
                Development Plan ***
         27     Financial Data Schedule
         -----------------
         * Incorporated by reference to the Registrant's Registration Statement of Form S-1 (333-35817).
         ** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
         *** Incorporated by reference to the Registrants Annual Meeting Proxy
             Statement dated December 15, 1998.


    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Timberland Bancorp, Inc.



Date:  February 9, 2000            By: /s/ Clarence E. Hamre
                                       -------------------------------------
                                       Clarence E. Hamre
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



Date:  February 9, 2000            By: /s/ Michael R. Sand
                                       -------------------------------------
                                       Michael R. Sand
                                       Executive Vice President
                                       (Principal Financial Officer)