Form 10-Q
period 2000-03-31
TIMBERLAND BANCORP INC
filed 2000-05-12
CIK 1046050

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2000

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

                                  98550
                               (Zip Code)

                             (360) 533-4747
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         CLASS                      SHARES OUTSTANDING AT May 11, 2000
         -----                      ----------------------------------
common stock, $.01 par value                    4,860,795

                                     INDEX

                                                                      Page
PART I.      FINANCIAL INFORMATION                                    ----

   Item 1.   Financial Statements (unaudited)

             Consolidated Balance Sheets                                3

             Consolidated Statements of Income                          4

             Consolidated Statements of Shareholders' Equity            5

             Consolidated Statements of Cash Flows                      6-7

             Consolidated Statements of Comprehensive Income            8

             Notes to Consolidated Financial Statements (unaudited)     9-11

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        11-20

  Item 3.    Quantitative and Qualitative Disclosures about
             Market Risk.                                               20


PART II.     OTHER INFORMATION

  Item 1.    Legal Proceedings                                          21

  Item 2.    Changes in Securities and Use of Proceeds                  21

  Item 3.    Defaults Upon Senior Securities                            21

  Item 4.    Submission of Matters to a Vote of Security Holders        21

  Item 5.    Other Information                                          21

  Item 6.    Exhibits and Reports on Form 8-K                           21


SIGNATURES                                                              22

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      March 31, 2000 and September 30, 1999
                             Dollars in Thousands
                                  (unaudited)

                                                    March 31,    September 30,
                                                      1999           1999
                                                 ----------------------------
Assets
Cash and due from financial institutions         $      7,912    $     6,810
Interest bearing deposits in banks                      1,724          1,316
Investments and mortgage-backed securities
 (Available for Sale)                                  30,010         31,656

Loans receivable                                      255,173        233,597
Loans held for sale                                    25,483         22,488
                                                 ---------------------------
    Total Loans                                       280,656        256,085
                                                 ---------------------------
Accrued interest receivable                             1,617          1,480
Premises and equipment                                  8,427          7,621
Real estate owned                                       2,079            867
Other assets                                            1,320          1,281
                                                 ---------------------------
    Total Assets                                 $    333,745    $   307,116
                                                 ---------------------------
Liabilities and Shareholder's Equity

Liabilities
Deposits                                         $    200,470    $   188,148
Federal Home Loan Bank advances                        62,113         45,084
Other liabilities and accrued expenses                  1,103          1,639
                                                 ---------------------------
    Total Liabilities                                 263,686        234,871
                                                 ---------------------------
Shareholder's Equity
Common Stock, $.01 par value; 50,000,000
 shares authorized; 6,612,500 shares issued,
 4,860,795 and 5,217,422 shares outstanding.               49             52
Additional paid in capital                             43,055         46,943
Unearned shares - Employee Stock Ownership Plan        (6,741)        (7,005)
Retained earnings                                      34,326         32,646
Accumulated other comprehensive income (loss)            (630)          (391)
                                                 ---------------------------
    Total Shareholder's Equity                         70,059         72,245
                                                 ---------------------------
    Total Liabilities and Shareholder's Equity   $    333,745    $   307,116
                                                 ---------------------------

See notes to unaudited consolidated financial statements

                 TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
             For the three months ended March 31, 2000 and 1999
               Dollars in Thousands, Except Per Share Amounts
                                 (unaudited)

                                       Three Months             Six Months
                                      Ended March 31,         Ended March 31,
                                     2000         1999       2000        1999
                                  --------------------     ------------------
Interest and Dividend Income
Loans receivable                  $ 6,263     $ 5,129      $12,299    $ 9,921
Investments and mortgage-backed
 securities                            304         334         604        729
Dividends                              183         233         361        443
Deposit in other financial
 institutions                           46          46          87        162
                                  --------------------     ------------------
    Total Interest and Dividend
     Income                         6,796        5,742      13,351     11,255
                                  --------------------     ------------------
Interest Expense
Deposits                            2,021        1,797       3,921      3,646
Federal Home Loan Bank advances       867          187       1,657        354
                                  --------------------     ------------------
    Total Interest Expense          2,888        1,984       5,578      4,000
                                  --------------------     ------------------
    Net Interest Income             3,908        3,758       7,773      7,255
Provision for Loan Losses             280           30         355         74
                                  --------------------     ------------------
    Net Interest Income After
     Provision for Loan Losses      3,628        3,728       7,418      7,181
                                  --------------------     ------------------
Non-Interest Income
Service charges on deposits           121          109         247        194
Gain on sale of loans, net             10            5          59         40
Market value adjustment on loans
 held for sale                       (127)         (35)       (407)       (36)
Gain (Loss) on Sale of Securities     (13)           1         (13)         1
Escrow and annuity fees                55           59          98        124
Servicing income on loans sold        (11)         (28)         (7)       (28)
Other                                 132           93         245        164
                                  --------------------     ------------------
    Total Non-Interest Income         167          204         222        459
                                  --------------------     ------------------
Non-Interest Expense
Salaries and employee benefits      1.092        1,057       2,280      2,108
Premises and equipment                238          214         486        434
Advertising                            84           64         195        120
Other                                 425          474         933        878
                                  --------------------     ------------------
    Total Non-Interest Expense      1,839        1,809       3,894      3,540
                                  --------------------     ------------------
    Income Before Income Taxes      1,956        2,123       3,746      4,100
Provision for Income Taxes            647          707       1,239      1,367
                                  --------------------     ------------------

    Net Income                    $ 1,309      $ 1,416     $ 2,507    $ 2,733
Earnings per common share:
    Basic                           $0.29        $0.28       $0.54      $0.51
    Diluted                         $0.29        $0.28       $0.54      $0.51

Weighted average shares
 outstanding(1):
    Basic                       4,548,076    5,143,479   4,620,467  5,312,837
    Diluted                     4,548,076    5,145,777   4,620,467  5,315,135

(1) Unallocated ESOP shares are not considered outstanding (see Note 3). See notes to unaudited consolidated financial statements

                                         TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                       For the year ended September 30, 1999 and the
                                              six months ended March 31, 2000
                                      Dollars in Thousands Except Common Stock Shares
                                                         (unaudited)

                                                       Unearned                   Accumu-
                                                         Shares                     lated
                                                      Issued to                     Other
                                                       Employee                   Compre-
                        Common  Common   Additional       Stock                   hensive
                         Stock   Stock      Paid in   Ownership     Retained       Income
                     Shares(1)  Amount      Capital       Trust     Earnings       (Loss)    Total
                     ---------  ------   ----------   ---------     --------      ------     ------
Balance, Sept. 30,
 1998                 6,281,875  $    63  $  60,183   ($7,534)      $ 28,948      $  120    $ 81,780
Net Income                  - -      - -        - -       - -          5,218         - -       5,218
Repurchase of
 Common Stock        (1,064,453)     (11)   (13,139)      - -            - -         - -     (13,150)
Cash Dividends
 ($.27 per share)           - -      - -        - -       - -         (1,520)        - -      (1,520)
Earned ESOP Shares(2)       - -      - -       (101)      529            - -         - -         428
Unrealized loss on
 securities available
 for sale, net of tax       - -      - -        - -       - -            - -        (511)       (511)
                     --------------------------------------------------------------------------------
Balance, Sept. 30,
 1999                 5,217,422       52     46,943    (7,005)        32,646        (391)     72,245
                     --------------------------------------------------------------------------------
Net Income                  - -      - -        - -       - -          2,507         - -       2,507
Repurchase of
 Common Stock          (356,627)      (3)    (3,819)      - -            - -         - -      (3,822)
Cash Dividends
 ($.08 per share)           - -      - -        - -       - -           (827)        - -        (827)
Earned ESOP Shares(2)       - -      - -        (69)      264            - -         - -         195
Unrealized loss on
 securities available
 for sale, net of tax       - -      - -        - -       - -            - -        (239)       (239)
                     --------------------------------------------------------------------------------
Balance, Mar. 31,
 2000                 4,860,795  $    49  $  43,055   ($6,741)      $ 34,326       ($630)   $ 70,059
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

                                                              5

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three months ended March 31, 2000 and 1999
                             Dollars in Thousands
                                 (unaudited)

                                                Six Months Ended March 31,
                                                    2000              1999
                                              ------------------------------
Cash Flow from Operating Activities
Net income                                    $     2,507         $    2,733
Noncash revenues, expenses, gains and losses  ------------------------------
 included in income:
   Depreciation                                       206                176
   Deferred federal income taxes                      - -                100
   Federal Home Loan Bank stock dividends            (103)               (67)
   Market value adjustment - loans held for
    sale                                              407                 36
   Earned ESOP Shares                                 195                218
   (Gain) Loss on sale of real estate owned,
     net                                               11                 (7)
   Gain on sale of loans                              (59)               (40)
   Provision for loan and real estate owned
    losses                                            405                102
Net increase in loans originated for sale          (3,343)            (9,991)
Net increase (decrease) in other assets               (53)               222
Decrease in other liabilities and accrued
 expenses, net                                       (536)              (231)
                                              ------------------------------
Net Cash Used by Operating Activities                (363)            (6,749)

Cash Flow from Investing Activities
Net decrease (increase) in interest-bearing
 deposits in banks                                   (408)            12,325
Purchase of securities available for sale          (1,302)           (29,544)
Proceeds from maturities of securities
 available for sale                                 2,689             30,435
Increase in loans receivable, net                 (21,931)            (2,576)
Additions to premises and equipment                (1,012)            (1,309)
Additions to real estate owned                     (1,806)              (507)
Proceeds from Sale of real estate owned               533                986
                                              ------------------------------
Net Cash (Used) Provided by Investing
 Activities                                       (23,237)             9,810

Cash Flow from Financing Activities
Increase in deposits, net                          12,322              5,548
Increase in Federal Home Loan Bank
 advances, net                                     17,029              1,935
Repurchase of common stock                         (3,822)           (11,045)
Payment of Dividends                                 (827)              (712)
                                              ------------------------------
Net Cash (Used) Provided by Financing
 Activities                                        24,702              4,274

Net Increase (Decrease) in Cash                     1,102             (1,213)

Cash and Due from Financial Institutions
Beginning of period                                 6,810              7,039
                                              ------------------------------
End of period                                 $     7,912         $    5,826
                                              ------------------------------

See notes to unaudited consolidated financial statements          (continued)

                                                Six Months Ended March 31,
                                                    2000              1999
                                              ------------------------------

Supplemental Disclosure of Cash Flow
 Information
   Income taxes paid                          $     1,450         $    1,150
   Interest paid                                    5,501              3,999


Supplemental Disclosure of Noncash
Investing Activities
   Loans transferred to real estate owned           1,682                312
   Market value adjustment of securities
    held for sale, net of tax                        (239)              (195)


See notes to unaudited consolidated financial statements

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
       For the three months and six months March 31, 2000 and 1999
                          Dollars in Thousands
                               (unaudited)

                                        Three Months Ended    Six Months Ended
                                             March 31,            March 31,
                                         2000         1999    2000        1999
                                        ------------------    ----------------

Comprehensive Income:
   Net Income                           $1,309      $1,416    $2,507   $2,733
   Change in unrealized gain
    (loss) on Securities
    available for sale, net of
    tax                                    (89)       (62)      (239)    (195)
                                        ------------------    ----------------
Total Comprehensive Income              $1,220     $1,354     $2,268   $2,538


See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with the instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted
accounting principles.    However, all adjustments, which are, in the opinion
of management, necessary for a fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The results of operations for the three months and six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(3) EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. In accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans (ESOP), issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At March 31, 2000, there were 467,283 ESOP shares that had not been allocated.


                              Three Months Ended        Six Months Ended
                                    March 31,               March 31,
                            2000               1999   2000               1999
Basic EPS computation       -----------------------   -----------------------
  Numerator - Net Income    $ 1,309,127  $1,415,844   $ 2,506,683  $2,732,518

  Denominator - Weighted
   average common shares
   outstanding                4,548,076   5,143,479     4,620,467   5,312,837

Basic EPS                   $ 0.29       $0.28        $ 0.54       $0.51

Diluted EPS computation
  Numerator - Net Income    $ 1,309,127  $1,415,844   $ 2,506,683  $2,732,518
  Denominator - Weighted
   average common shares
   outstanding                4,548,076   5,143,479     4,620,467   5,312,837
Effect of dilutive stock
 option                              --       2,298            --       2,298
                            -----------  ----------   -----------  ----------
Weighted average common
 shares and common stock
 equivalents                  4,548,076   5,145,777     4,620,467   5,315,135

Diluted EPS                 $ 0.29       $0.28        $ 0.54       $0.51

(4)  DIVIDEND
On May 1, 2000, the Company announced a quarterly cash dividend of $0.09 per common share. The dividend is to be paid May 19, 2000, to shareholders of record as of the close of business May 5, 2000.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operation
--------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three months and six months ended March 31, 2000. This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward looking statements may describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the economic climate in the Company's market areas and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Comparison of Financial Condition at March 31, 2000 and September 30, 1999

Total Assets: Total assets increased 8.7% to $ 333.7 million at March 31, 2000 from $307.1 million at September 31, 1999, primarily as a result of a $24.6 million increase in loans receivable and loans held for sale, net, which was primarily funded by increased Federal Home Loan Bank ("FHLB") borrowings and increased deposits. Asset growth was partially offset by the use of $3.8 million to repurchase shares of the Company's stock.

Cash and Due from Financial Institutions: Cash and due from financial institutions increased to $7.9 million at March 31, 2000 from $6.8 million at September 30, 1999.

Interest Bearing Deposits in Banks: Interest bearing deposits in banks increased to $1.7 million at March 31, 2000 from $1.3 million at September 30, 1999.

Investments and Mortgage-backed Securities: Investments and mortgage-backed securities decreased by 5.2% to $30.0 million at March 31, 2000 from $31.7 million at September 30, 1999. This decrease is primarily due to redemption's to fund share repurchases and scheduled amortization and prepayments.

Loans Receivable, and Loans Held-for-sale, net of allowance for loan losses:
Loans receivable, including loans held-for-sale, net, increased by 9.6% to $280.7 million at March 31, 2000 from $256.1 million at September 30, 1999. This increase is primarily a result of an increase in one-to-four family mortgage loans, multi-family mortgage loans, commercial mortgage loans, land loans, and construction and land development loans.

Real Estate Owned: Real estate owned increased by 139.8% to $2.1 million at March 31, 2000 from $867,000 at September 30, 1999. The Bank's REO balance increased as the Bank foreclosed on a convenience store (with retail space) and was the successful bidder on the property at a sheriff's sale. The Bank charged off $260,000 on the loan during the quarter and the property is classified as an REO with a balance of $1.3 million at March 31, 2000. At September 30, 1999, this non-performing loan was classified as "substandard" and had a principal balance of $1.4 million. The Bank is currently marketing the property. Although no assurances can be given, the Bank expects to recover the amount charged off through the collection of a deficiency judgement against the borrowers.

The Bank's March 31, 2000 REO balance of $2.1 million is comprised of the $1.3 million commercial real estate property discussed above, six one-to-four family residences totaling $524,000 and six parcels of land totaling $346,000.

Premises and Equipment: Premises and equipment increased by 10.6% to $8.4 million at March 31, 2000 from $7.6 million at September 30, 1999, primarily due to the addition of two new branches (Poulsbo and Spanaway).

Deposits: Deposits increased by 6.5% to $200.5 million at March 31, 2000 from $188.1 million at September 30, 1999, primarily due to growth in the Bank's certificate of deposit accounts.

Federal Home Loan Bank Advances: Federal Home Loan Bank ("FHLB") advances increased 37.8% to $62.1 million at March 31, 2000 from $45.1 million at September 30, 1999, primarily to fund loan portfolio growth.

Shareholders' Equity: Total shareholders' equity decreased 3.0 % to $70.1 million at March 31, 2000 from $72.2 million at September 30, 1999, primarily as a result of the repurchase of 356,627 shares of the Company's stock for $3.8 million and the payment of $827,000 in dividends to shareholders. This decrease in shareholders' equity was partially offset by net income of $2.5 million.

Non Performing Assets
---------------------
The following table sets forth information with respect to the Company's nonperforming assets at March 31, 2000 and September 30, 1999.

                                            At March 31,    At September 30,
                                                    2000                1999
                                            --------------------------------
                                                (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
   One-to-four family                          $   1,623           $     941
   Commercial                                        490               1,675
   Construction and land development                 932                 390
   Land                                              232                 253
Consumer loans                                       277                 330
Commercial Business Loans                            310                 - -
                                               ---------           ---------
    Total                                          3,864               3,589

Accruing loans which are contractually
past due 90 days or more:
Mortgage loans:
  Construction and land development                  474                 449
                                               ---------           ---------
    Total                                            474                 449
                                               ---------           ---------
Total of nonaccrual and
90 days past due loans                             4,338               4,038

Real estate owned and other
repossessed assets                                 2,079                 867
                                               ---------           ---------
    Total nonperforming assets                     6,417               4,905

Restructured loans                                   - -                 509

Nonaccrual and 90 days or more past
due loans as a percentage of loans
receivable, (including loans held for
sale)(1)                                            1.53%               1.56%

Nonaccrual and 90 days or more past
due loans as a percentage of total assets           1.30%               1.31%

Nonperforming assets as a percentage
of total assets                                     1.92%               1.60%

Loans receivable, (including loans
held for sale) (1)                             $ 282,756            $ 258,141
                                               =========            =========
Total assets                                   $ 333,745            $ 307,116
                                               =========            =========
--------------
(1) Loans receivable is before the allowance for loan losses

The following is a discussion of the Company's major problem asset at March 31, 2000:

Convenience store/retail space and mini-storage, Kitsap County, Washington. The Bank had two loans that were originated in 1996 on two separate properties: a convenience store combined with retail space and a 436 unit mini storage facility. These two loans had a combined balance of $2.9 million at September 30, 1998. These loans became delinquent primarily because of a dispute between the two borrowers. The Bank initiated foreclosure proceedings which were stayed due to a bankruptcy filing by the borrowers in January of 1998. The bankruptcy was subsequently dismissed and the mini storage facility was sold at a trustees sale on March 12, 1999 for the full balance, accrued interest, late charges and fees owed. The foreclosure of the convenience store progressed to a sheriff's sale on December 10, 1999. The Bank was the successful bidder and the sale was confirmed on January 28, 2000. The property is currently being marketed by Timberland. The Bank charged off $260,000 on the loan during the quarter and the property is classified as an REO with a balance of $1.3 million at March 31, 2000. Although no assurances can be given, the Bank expects to recover the amount charged off through the collection of a deficiency judgement against the borrowers.

Loans Receivable
----------------

The following table sets forth the composition of the Company's loan portfolio by type of loan.

                                   At March 31,           At September 30,
                                      2000                     1999
                               Amount      Percent      Amount       Percent
                               -------------------      --------------------
                                         (Dollars In thousands)
Mortgage Loans:
  One-to-four family (1)(2)  $ 124,096      39.04%     $ 115,133      38.42%
  Multi family                  18,161       5.71         15,945       5.32
  Commercial                    54,498      17.15         52,049      17.37
  Construction and
    land development            91,713      28.86         90,621      30.24
  Land                          11,391       3.58          9,059       3.02
                             ---------     ------      ---------     ------
    Total mortgage loans       299,859      94.34        282,807      94.37
Consumer Loans:
  Home equity and second
   mortgage                      8,594       2.70          7,978       2.66
  Other                          4,771       1.50          4,279       1.43
                             ---------     ------      ---------     ------
                                13,365       4.20         12,257       4.09

Commercial business loans        4,632       1.46          4,611       1.54
                             ---------     ------      ---------     ------
    Total loans                317,856     100.00%       299,675     100.00%

Less:
  Undisbursed portion of
    loans in process           (30,889)                  (37,781)
  Unearned income               (3,220)                   (3,170)
  Allowance for loan losses     (2,100)                   (2,056)
  Market value adjustment
   of loans held-for-sale         (991)                     (583)
                             ---------                 ---------
Total loans receivable, net  $ 280,656                 $ 256,085
                             =========                 =========

----------------
(1) Includes loans held-for-sale.
(2) Includes real estate contracts totaling $1.4 million at March 31, 2000.

Comparison of Operating Results for the Three Months Ended March 31, 2000 and
1999

Net Income: Net income for the quarter ended March 31, 2000 was $1.3 million or $0.29 per basic share ($0.29 per diluted share) compared to net income of $1.4 million or $0.28 per basic share ($0.28 per diluted share) for the quarter ended March 31, 1999. Net income for the current quarter was reduced by a $127,000 ($84,000 after income tax) market value adjustment on loans held for sale. Earnings per basic share and earnings per diluted share would have been $0.31 without this market value adjustment.

Net Interest Income: Net interest income increased 4.0% to $3.9 million for the three months ended March 31, 2000 from $3.8 million for the three months ended March 31, 1999.

Total interest and dividend income increased 18.4% to $6.8 million for the three months ended March 31, 2000 from $5.7 million for the three months ended March 31, 1999. Interest income for the three months ended March 31, 1999 included the recognition of $313,000 for back interest and fee income on a large non-performing loan that paid off. The increase is primarily a result of a $1.1 million increase in interest from loans receivable and is partially offset by a $80,000 net decrease in interest and dividends from investment securities and financial institutions. The increase in interest income from loans receivable is primarily a result of higher average balances for the quarter in loans receivable due to loan growth. The net decrease in interest and dividends from investments securities and financial institutions is primarily a result of lower average balances for the quarter in investment securities and in funds held with financial institutions due to a portion of these funds being used to repurchase shares of the Company's stock and to fund loan growth.

Total interest expense increased 45.6% to $2.9 million for the three months ended March 31, 2000 from $2.0 million for the three months ended March 31, 1999. This increase is primarily a result of a $680,000 increase in interest paid on FHLB advances as average FHLB advances increased to $58.2 million for the quarter ended March 31, 2000 from $13.9 million for the quarter ended March 31, 1999.

Provision for Loan Losses: The provision for loan losses increased to $280,000 for the three months ended March 31, 2000 from $30,000 for the three
months ended March 31, 1999.   Management increased the provision for loan
losses due to growth in the Bank's loan portfolio and to offset the current quarter charge-offs of non-performing loans. Management deemed the general loan loss reserves of $2.1 million at March 31, 2000 (0.74% of loans receivable and loans held for sale and 48.4% of non-performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date.

During the quarter Timberland foreclosed on the property securing the Bank's largest non-performing loan. This $1.4 million loan secured by a convenience store was removed from non-performing loans and is classified as an REO with a balance of $1.3 million at March 31, 2000. The Bank, however, also had several other smaller loans become classified as non-performing during the quarter.

Noninterest Income: Total noninterest income decreased to $167,000 for the three months ended March 31, 2000 from $204,000 for the three months ended March 31, 1999. The decrease is primarily due to a $92,000 increase in market value writedowns on loans held for sale and is partially offset by a $30,000 increase in other fees, a $17,000 increase in servicing income on loans sold, and a $12,000 increase in service charges on deposits.

Noninterest Expense: Total noninterest expense increased 1.7% to $1.84 million for the three months ended March 31, 2000 from $1.81 million for the three months ended March 31, 1999, primarily due to a $35,000 increase in salary and employee benefit expense.

Provision for Income Taxes: The provision for income taxes decreased to $647,000 for the three months ended March 31, 2000 from $707,000 for the three months ended March 31, 1999 primarily as a result of lower income before income taxes.

Comparison of Operating Results for the Six Months Ended March 31, 2000 and
1999

Net Income: Net income for the six months ended March 31, 2000 was $2.5 million or $0.54 per basic share ($0.54 per diluted share) compared to net income of $2.7 million or $0.51 per basic share ($0.51 per diluted share) for the six months ended March 31, 1999. Net income for the current six months was reduced by a $407,000 ($269,000 after income tax) market value adjustment on loans held for sale. Earnings per basic share and earnings per diluted share would have been $0.60 without this market value adjustment.

Net Interest Income: Net interest income increased 7.1% to $7.8 million for the six months ended March 31, 2000 from $7.3 million for the six months ended March 31, 1999.

Total interest and dividend income increased 18.6% to $13.4 million for the six months ended March 31, 2000 from $11.3 million for the six months ended March 31, 1999. Interest income for the six months ended March 31, 1999 included the recognition of $313,000 for back interest and fee income on a large non-performing loan that paid off. The increase is primarily a result of a $2.4 million increase in interest from loans receivable and is partially offset by a $281,000 net decrease in interest and dividends from investment securities and financial institutions. The increase in interest income from loans receivable is primarily a result of higher average balances for the quarter in loans receivable due to loan growth. The net decrease in interest and dividends from investments securities and financial institutions is primarily a result of lower average balances for the six months in investment securities and in funds held with financial institutions due to a portion of these funds being used to repurchase shares of the Company's stock and to fund loan growth.

Total interest expense increased 39.5% to $5.6 million for the six months ended March 31, 2000 from $4.0 million for the six months ended March 31, 1999. This increase is primarily a result of a $1.3 million increase in interest paid on FHLB advances as average FHLB advances increased to $56.4 million for the six months ended March 31, 2000 from $12.9 million for the six months ended March 31, 1999.

Provision for Loan Losses: The provision for loan losses increased to $355,000 for the six months ended March 31, 2000 from $74,000 for the six
months ended March 31, 1999.   Management increased the provision for loan
losses due to growth in the Bank's loan portfolio and to offset charge-offs of non-performing loans during the current period. Management deemed the general loan loss reserves of $2.1 million at March 31, 2000 (.74% of loans receivable and loans held for sale, and 48.4% of non-performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date.

Noninterest Income: Total noninterest income decreased 51.6% to $222,000 for the six months ended March 31, 2000 from $459,000 for the six months ended March 31, 1999, primarily due to a $407,000 market value writedown on loans held for sale. This decrease is partially offset by a $53,000 increase in service charges on deposits, a $53,000 increase in other fees, and a $19,000 increase in gain on sale of loans.

Noninterest Expense: Total noninterest expense increased 10.0% to $3.9 million for the six months ended March 31, 2000 from $3.5 million for the six months ended March 31, 1999, primarily due to a $172,000 increase in salary and benefit expense, a $75,000 increase in advertising expense, and smaller increases in ATM expenses and premises and equipment expenses. The increase in salary and benefit expense was primarily due to adding personnel to staff two new branches ( Poulsbo, and Spanaway) that were opened toward the end of 1999 and salary increases for current employees.

Provision for Income Taxes: The provision for income taxes decreased to $1.2 million for the six months ended March 31, 2000 from $1.4 million for the six months ended March 31, 1999 primarily as a result of lower income before income taxes.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2000, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 22.1%. The Bank also maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of $95.8 million, under which $62.1 million was outstanding at March 31, 2000.

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

The Bank's primary investing activity is the origination of one-to-four family mortgage loans and construction and land development loans. At March 31, 2000, the Bank had loan commitments totaling $14.9 million and undisbursed loans in process totaling $30.9 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments.
Certificates of deposit that are scheduled to mature in less than one year from March 31, 2000 totaled $92.4 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

Federally-insured state-chartered banks are required to maintained minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At March 31, 2000, the Bank was in compliance with all applicable capital requirements. For additional details see "Regulatory Capital".

Regulatory Capital
------------------

The following table compares the Bank's regulatory capital at March 31, 2000 to its minimum regulatory capital requirements at that date (dollars in thousands):

                                                    Percent of
                                       Amount       Adjusted Total Assets (1)
                                       ------       -------------------------
Tier 1 (leverage) capital             $56,234              17.6%
Tier 1 (leverage) capital
 requirement                           12,806               4.0
                                      -------              ----
Excess                                $43,428              13.6%

Tier 1 risk adjusted capital          $56,234              23.2%
Tier 1 risk adjusted capital
 requirement                            9,709               4.0
                                      -------              ----
Excess                                $46,525              19.2%

Total risk based capital              $58,284              24.0%
Total risk based capital
 requirement                           19,419               8.0
                                      -------              ----
Excess                                $38,865              16.0%

-------------------
(1) For the Tier 1 (leverage) capital, percent of total average assets of $320.1 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $242.7 million.

                 TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                          KEY FINANCIAL RATIOS
              (Dollars in thousands, except per share data)
                               (unaudited)

                                Three Months Ended        Six Months Ended
                                     March 31,                March 31,
                                2000          1999        2000         1999
                                ------------------        -----------------
PERFORMANCE RATIOS:
Return on average assets (1)     1.59%        2.11%       1.55%        2.04%
Return on average equity (1)     7.37%        7.53%       7.01%        7.10%
Net interest margin (1)          4.97%        5.84%       5.02%        5.65%
Efficiency ratio                48.46%       46.00%      50.97%       46.34%



                                   March 31,       September 30,
                                       2000                 1999
                                 -------------------------------
ASSET QUALITY RATIOS:
Non-performing loans                $  4,338            $  4,038
Total non-performing assets            6,417               4,905
Non-performing assets to
 total assets                           1.92%               1.60%
Allowance for loan losses to
 non-performing loans                  48.41%              50.92%

BOOK VALUE PER SHARE (2)            $  14.41            $  13.85

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


    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Timberland Bancorp, Inc.



Date:  May 11, 2000                By: /s/ Clarence E. Hamre
                                       -------------------------------------
                                   Clarence E. Hamre
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date:  May 11, 2000                By: /s/ Dean J. Brydon
                                       -------------------------------------
                                   Dean J. Brydon
                                   Chief Financial Officer
                                   (Principal Financial Officer)