Form 10-Q
period 2000-06-30
TIMBERLAND BANCORP INC
filed 2000-08-11
CIK 1046050

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                      OR

        [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period From       to
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

                                     98550
                                  (Zip Code)

                                (360) 533-4747
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS                          SHARES OUTSTANDING AT JULY 31, 2000
     -----                          -----------------------------------
common stock, $.01 par value                       4,860,795

                                  INDEX

                                                                      Page
                                                                      ----
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements (unaudited)

          Consolidated Balance Sheets                                   3

          Consolidated Statements of Income                             4

          Consolidated Statements of Shareholders' Equity               5

          Consolidated Statements of Cash Flows                         6-7

          Consolidated Statements of Comprehensive Income               8

          Notes to Consolidated Financial Statements (unaudited)        9-11

  Item 2. Management's Discussion and Analysis of Financial Condition   11-20
          and Results of Operations

  Item 3. Quantitative and Qualitative Disclosures about Market Risk.   21

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                             22

  Item 2. Changes in Securities and Use of Proceeds                     22

  Item 3. Defaults Upon Senior Securities                               22

  Item 4. Submission of Matters to a Vote of Security Holders           22

  Item 5. Other Information                                             22

  Item 6. Exhibits and Reports on Form 8-K                              22

SIGNATURES                                                              23

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     June 30, 2000 and September 30, 1999
                             Dollars in Thousands
                                  (unaudited)

                                                      June 30,   September 30,
                                                       2000          1999
                                                     ---------------------
Assets
Cash and due from financial institutions             $  7,634     $  6,810
Interest bearing deposits in banks                      1,727        1,316
Investments and mortgage-backed securities
  (Available for Sale)                                 29,792       31,656

Loans receivable                                      270,858      233,597
Loans held for sale                                    27,229       22,488
                                                     ---------------------
     Total Loans                                      298,087      256,085
                                                     ---------------------
Accrued interest receivable                             1,750        1,480
Premises and equipment                                  8,530        7,621
Real estate owned                                       2,122          867
Other assets                                            1,365        1,281
                                                     ---------------------
     Total Assets                                    $351,007     $307,116
                                                     ---------------------
Liabilities and Shareholders' Equity

Liabilities
Deposits                                             $203,179     $188,148
Federal Home Loan Bank advances                        74,925       45,084
Other liabilities and accrued expenses                  1,456        1,639
                                                     ---------------------
     Total Liabilities                                279,560      234,871
                                                     ---------------------
Shareholders' Equity
Common Stock, $.01 par value; 50,000,000 shares
  authorized; 6,612,500 shares issued, 4,860,795
  and 5,217,422 shares outstanding.                        49           52
Additional paid in capital                             43,009       46,943
Unearned shares   Employee Stock Ownership Plan        (6,609)      (7,005)
Retained earnings                                      35,570       32,646
Accumulated other comprehensive loss                     (572)        (391)
                                                     ---------------------
     Total Shareholders' Equity                        71,447       72,245
                                                     ---------------------
     Total Liabilities and Shareholders' Equity      $351,007     $307,116
                                                     ---------------------

See notes to unaudited consolidated financial statements

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
       For the three months and nine months ended June 30, 2000 and 1999
                Dollars in Thousands, Except Per Share Amounts
                                  (unaudited)

                                          Three Months        Nine Months
                                          Ended June 30,      Ended June 30,
                                        2000        1999    2000        1999
                                      ------------------   ------------------
Interest and Dividend Income
Loans receivable                      $ 6,971    $ 5,078   $19,270   $ 14,999
Investments and mortgage-backed
  securities                              295        329       899      1,057
Dividends                                 174        160       535        603
Deposits in other financial
  institutions                             20         33       107        195
                                      ------------------   ------------------
     Total Interest and Dividend
      Income                            7,460      5,600    20,811     16,854
                                      ------------------   ------------------
Interest Expense
Deposits                                2,126      1,758     6,047      5,404
Federal Home Loan Bank advances         1,087        268     2,744        622
                                      ------------------   ------------------
     Total Interest Expense             3,213      2,026     8,791      6,026
                                      ------------------   ------------------
     Net Interest Income                4,247      3,574    12,020     10,828
Provision for Loan Losses                 410         70       765        143
                                      ------------------   ------------------
     Net Interest Income After
       Provision For Loan Losses        3,837      3,504    11,255     10,685
                                      ------------------   ------------------
Non-Interest Income
Service charges on deposits               129        122       376        316
Gain on sale of loans, net                 21         (2)       80         38
Market value adjustment on loans held
  for sale                                306       (369)     (101)      (405)
Gain (loss) on Sale of Securities          (2)         1       (15)         2
Escrow and annuity fees                    50         63       148        187
Servicing income (expense) on loans sold    1         10        (6)       (18)
Other                                     142        115       387        311
                                      ------------------   ------------------
     Total Non-Interest Income            647        (60)      869        431
                                      ------------------   ------------------
Non-Interest Expense
Salaries and employee benefits          1,144      1,063     3,424      3,172
Premises and equipment                    237        211       723        646
Advertising                               107        107       302        227
Other                                     477        410     1,410      1,318
                                      ------------------   ------------------
     Total Non-Interest Expense         1,965      1,791     5,859      5,363
                                      ------------------   ------------------
     Income Before Income Taxes         2,519      1,653     6,265      5,753
Provision for Income Taxes                838        546     2,077      1,914
                                      ------------------   ------------------
     Net Income                       $ 1,681    $ 1,107   $ 4,188    $ 3,839

Earnings per common share:
     Basic                            $  0.38    $  0.23   $  0.92    $  0.74
     Diluted                          $  0.38    $  0.23   $  0.92    $  0.74
Weighted average shares
  outstanding (1):
     Basic                          4,393,512  4,883,372 4,545,092  5,169,682
     Diluted                        4,393,512  4,883,372 4,545,092  5,169,682
Dividends per share:                   $ 0.09     $ 0.07    $ 0.25     $ 0.19

(1)  Unallocated ESOP shares are not considered outstanding (see Note 2).

         See notes to unaudited consolidated financial statements

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the year ended September 30, 1999 and the nine months ended June 30, 2000
                Dollars in Thousands Except Common Stock Shares
                                   (unaudited)

                                           Unearned
                                            Shares          Accumulated
                                           Issued to          Other
                                    Addi-  Employee           Compre-
                  Common    Common tional   Stock             hensive
                  Stock     Stock  Paid-In Ownership Retained Income
                 Shares(1)  Amount Capital  Trust    Earnings (Loss)  Total
                 ---------  ------ -------  -----    -------- ------  -----

Balance, Sept.
  30, 1998      6,281,875    $63  $60,183  ($7,534)  $28,948  $ 120  $81,780
Net Income             --     --       --       --     5,218     --    5,218
Repurchase of
  Common Stock (1,064,453)   (11) (13,139)      --        --     --  (13,150)
Cash Dividends
  ($.27 per share)     --     --       --       --    (1,520)    --   (1,520)
Earned ESOP
  Shares(2)            --     --     (101)     529        --     --      428
Unrealized loss
  on securities
  available for
  sale, net of tax     --     --       --       --        --   (511)    (511)
                ------------------------------------------------------------
Balance, Sept.
  30, 1999      5,217,422     52   46,943   (7,005)   32,646   (391)  72,245
                ------------------------------------------------------------
Net Income             --     --       --       --     4,188     --    4,188
Repurchase of
  Common Stock   (356,627)    (3)  (3,819)      --        --     --   (3,822)
Cash Dividends
  ($.25 per share)     --     --       --       --    (1,264)    --   (1,264)
Earned ESOP
  Shares(2)            --     --     (115)     396        --     --      281
Unrealized loss
  on securities
  available for
  sale, net of tax     --     --       --       --        --   (181)    (181)
                ------------------------------------------------------------
Balance, Jun.
  30, 2000      4,860,795    $49  $43,009  ($6,609)  $35,570  ($572) $71,447
                ------------------------------------------------------------

-----------------------
(1) Unallocated ESOP Shares are not considered outstanding for the purpose of computing earnings per share (see Note 2). They are however considered outstanding for legal purposes.

(2) The release of ESOP shares resulted in a market value adjustment to additional paid in capital.

                  TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended June 30, 2000 and 1999
                            Dollars in Thousands
                                 (unaudited)

                                                             Nine Months
                                                            Ended June 30,
                                                          2000         1999
                                                        --------------------
Cash Flow from Operating Activities
Net income                                               $4,188       $3,839
                                                        --------------------
Noncash revenues, expenses, gains and losses
 included in income:
  Depreciation                                              315          264
  Deferred federal income taxes                              --          273
  Federal Home Loan Bank stock dividends                   (161)         (99)
  Market value adjustment - loans held for sale             101          405
  Earned ESOP Shares                                        281          319
  (Gain) loss on sale of real estate owned, net              14           (7)
  Gain on sale of loans                                     (80)         (38)
  Provision for loan and real estate owned losses           815          211
Net increase in loans originated for sale                (4,762)     (13,326)
Net increase (decrease) in other assets                    (260)         190
Decrease in other liabilities and accrued expenses, net    (183)        (644)
                                                        --------------------
Net Cash Provided (Used) by Operating Activities            268       (8,613)

Cash Flow from Investing Activities
Net decrease (increase) in interest-bearing deposits
  in banks                                                 (411)      11,449
Purchase of securities available for sale                (1,731)     (29,690)
Proceeds from maturities of securities available
  for sale                                                1,735       31,985
Proceeds from sales of securities available for sale      1,746           --
Increase in loans receivable, net                       (38,026)     (20,066)
Additions to premises and equipment                      (1,224)      (1,802)
Additions to real estate owned                           (1,590)        (737)
Proceeds from sale of real estate owned                     271        1,346
                                                        --------------------
Net Cash Used by Investing Activities                   (39,230)      (7,515)

Cash Flow from Financing Activities
Increase in deposits, net                                15,031        9,176
Increase in Federal Home Loan Bank advances, net         29,841       17,801
Repurchase of common stock                               (3,822)     (11,044)
Payment of dividends                                     (1,264)      (1,089)
                                                        --------------------
Net Cash Provided by Financing Activities                39,786       14,844
Net Increase (Decrease) in Cash                             824       (1,284)

Cash and Due from Financial Institutions
  Beginning of period                                     6,810        7,039
                                                        --------------------
  End of period                                         $ 7,634      $ 5,755
                                                        --------------------

See notes to unaudited consolidated financial statements          (continued)

                                                             Nine Months
                                                            Ended June 30,
                                                          2000         1999
                                                        --------------------
Supplemental Disclosure of Cash Flow Information
  Income taxes paid                                    $  2,275     $  2,125
  Interest paid                                           8,560        5,987


Supplemental Disclosure of Noncash Investing Activities
  Loans transferred to real estate owned                  1,863          517

  Market value adjustment of securities held for sale,
    net of tax                                             (181)        (530)


See notes to unaudited consolidated financial statements

<PAGE.



                  TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
       For the three months and nine months June 30, 2000 and 1999
                          Dollars in Thousands
                               (unaudited)

                                          Three Months        Nine Months
                                          Ended June 30,      Ended June 30,
                                        2000        1999    2000        1999
                                      ------------------   ------------------
Comprehensive Income:
  Net Income                           $1,681     $1,107   $4,188      $3,839
  Change in unrealized gain (loss) on
  securities available for sale, net
  of tax                                   58       (335)    (181)       (530)
                                      ------------------   ------------------
Total Comprehensive Income             $1,739     $  772   $4,007      $3,309

See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. and Subsidiary ("Company") were prepared in accordance with the instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally
accepted accounting principles.    However, all adjustments, which are, in the
opinion of management, necessary for a fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The results of operations for the three months and nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

(b) Principles of Consolidation: The interim consolidated financial statements include the accounts of Timberland Bancorp, Inc. and its wholly-owned subsidiary, Timberland Savings Bank, S.S.B. ("Bank"), and the
Bank's wholly-owned subsidiary, Timberland Service Corp.   All significant
intercompany balances have been eliminated in consolidation.

(c) The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. In accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans (ESOP), issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At June 30, 2000, there were 467,283 ESOP shares that had not been allocated.

                                  Three Months              Nine Months
                                  Ended June 30,            Ended June 30,
                                 2000        1999          2000        1999
                            ------------------------  ------------------------
Basic EPS computation
  Numerator-Net Income      $ 1,681,000  $ 1,107,000  $ 4,188,000  $ 3,839,000
  Denominator-Weighted
    average common shares
    outstanding               4,393,512    4,883,372    4,545,092    5,169,682

Basic EPS                   $ 0.38       $ 0.23       $ 0.92       $ 0.74

Diluted EPS computation
  Numerator- Net Income     $ 1,681,000  $ 1,107,000  $ 4,188,000  $ 3,839,000

  Denominator-Weighted
    average common shares
    outstanding               4,393,512    4,883,372    4,545,092    5,169,682

Effect of dilutive stock
  options                            --           --           --           --
                            -----------  -----------  -----------  -----------
Weighted average common
  shares and common stock
  equivalents                 4,393,512    4,883,372    4,545,092    5,169,682

Diluted EPS                 $ 0.38       $ 0.23       $ 0.92       $ 0.74


(3)  DIVIDEND
On July 28, 2000, the Company announced a quarterly cash dividend of $0.10 per common share. The dividend is to be paid August 18, 2000, to shareholders of record as of the close of business August 4, 2000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three months and nine months ended June 30, 2000. This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward looking statements may describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the economic climate in the Company's market areas and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Comparison of Financial Condition at June 30, 2000 and September 30, 1999

Total Assets: Total assets increased 14.3% to $ 351.0 million at June 30, 2000 from $307.1 million at September 31, 1999, primarily as a result of a $42.0 million increase in loans receivable and loans held for sale, net, which was primarily funded by increased Federal Home Loan Bank ("FHLB") borrowings and increased deposits. Asset growth was partially offset by the use of $3.8 million to repurchase shares of the Company's stock.

Cash and Due from Financial Institutions:   Cash and due from financial
institutions increased to $7.6 million at June 30, 2000 from $6.8 million at September 30, 1999.

Interest Bearing Deposits in Banks:   Interest bearing deposits in banks
increased to $1.7 million at June 30, 2000 from $1.3 million at September 30, 1999.

Investments and Mortgage-backed Securities: Investments and mortgage-backed securities decreased by 5.9% to $29.8 million at June 30, 2000 from $31.7 million at September 30, 1999. This decrease is primarily due to redemption's to fund share repurchases and scheduled amortization and prepayments.

Loans Receivable, and Loans Held-for-sale, net of allowance for loan losses:
Loans receivable, including loans held-for-sale, net, increased by 16.4% to $298.1 million at June 30, 2000 from $256.1 million at September 30, 1999. This increase is primarily a result of an increase in one-to-four family mortgage loans, multi-family mortgage loans, commercial mortgage loans, land loans, and construction and land development loans.

Real Estate Owned:   Real estate owned increased by 144.8% to $2.1 million at
June 30, 2000 from $867,000 at September 30, 1999. The Bank's REO balance increased as the Bank foreclosed on a convenience store (with retail space) and was the successful bidder on the property at a sheriff's sale in January 2000. The Bank charged off $260,000 on the loan during the quarter ended March 31, 2000 but in June recovered the amount charged off along with $290,000 in delinquent interest and other fees through the collection of a deficiency judgement against the borrower.

The property is classified as an REO with a balance of $1.3 million at June 30, 2000. The Banks is actively marketing the project.

Premises and Equipment: Premises and equipment increased by 11.9% to $8.5 million at June 30, 2000 from $7.6 million at September 30, 1999, primarily due to the addition of two new branches (Poulsbo and Spanaway).

Deposits: Deposits increased by 8.0% to $203.2 million at June 30, 2000 from $188.1 million at September 30, 1999, primarily due to growth in the Bank's certificate of deposit accounts.

Federal Home Loan Bank Advances: Federal Home Loan Bank ("FHLB") advances increased 66.2% to $74.9 million at June 30, 2000 from $45.1 million at September 30, 1999, primarily to fund loan portfolio growth.

Shareholders' Equity: Total shareholders' equity decreased 1.1 % to $71.4 million at June 30, 2000 from $72.2 million at September 30, 1999, primarily as a result of the repurchase of 356,627 shares of the Company's stock for $3.8 million and the payment of $1.3 million in dividends to shareholders. This decrease in shareholders' equity was partially offset by net income of $4.2 million.

Non Performing Assets
---------------------
The following table sets forth information with respect to the Company's nonperforming assets at June 30, 2000 and September 30, 1999.

                                              At June 30,     At September 30,
                                                  2000               1999
                                              --------------------------------
                                                   (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
   One-to-four family                         $   1,105            $    941
   Commercial                                       550               1,675
   Construction and land development                506                 390
   Land                                             192                 253
Consumer loans                                      164                 330
Commercial Business Loans                           174                  --
                                              ---------            --------
     Total                                        2,691               3,589

Accruing loans which are contractually
past due 90 days or more:
Mortgage loans:
  Construction and land development                  --                 449
                                              ---------            --------
     Total                                           --                 449
                                              ---------            --------
Total of nonaccrual and
90 days past due loans                            2,691               4,038

Real estate owned and other
repossessed assets                                2,122                 867
                                              ---------            --------
     Total nonperforming assets                   4,813               4,905

Restructured loans                                   --                 509
Nonaccrual and 90 days or more past
due loans as a percentage of loans
receivable, (including loans held for sale)(1)     0.90%               1.56%

Nonaccrual and 90 days or more past
due loans as a percentage of total assets          0.77%               1.31%

Nonperforming assets as a percentage
of total assets                                    1.37%               1.60%


Loans receivable, (including loans
held for sale) (1)                            $ 300,627            $258,141
                                              ---------            --------
Total assets                                  $ 351,007            $307,116
                                              =========            ========
---------------
(1)  Loans receivable is before the allowance for loan losses

The following is a discussion of the Company's major problem asset at June 30, 2000:

Convenience store/retail space and mini-storage, Kitsap County, Washington. The Bank had two loans that were originated in 1996 on two separate properties: a convenience store combined with retail space and a 436 unit mini storage facility. These two loans had a combined balance of $2.9 million at September 30, 1998. These loans became delinquent primarily because of a dispute between the two borrowers. The Bank initiated foreclosure proceedings which were stayed due to a bankruptcy filing by the borrowers in January of 1998. The bankruptcy was subsequently dismissed and the mini storage facility was sold at a trustees sale on March 12, 1999 for the full balance, accrued interest, late charges and fees owed. The foreclosure of the convenience store progressed to a sheriff's sale on December 10, 1999. The Bank was the successful bidder and the sale was confirmed on January 28, 2000. The Bank charged off $260,000 on the loan during the quarter ended March 31, 2000, but in June recovered the amount charged off along with $290,000 in delinquent interest and other fees through the collection of a deficiency judgement against the borrower. The property is classified as REO with a balance of $1.3 million at June 30, 2000. The Bank is actively marketing the project.

Loans Receivable
----------------

The following table sets forth the composition of the Company's loan portfolio by type of loan.

                                     At June 30,            At September 30,
                                         2000                    1999
                                  Amount     Percent       Amount     Percent
                                  ------------------       ------------------
                                          (Dollars In thousands)
Mortgage Loans:
  One-to-four family (1)(2)      $130,880     38.70%      $115,133     38.42%
  Multi family                     22,115      6.54         15,945      5.32
  Commercial                       55,337     16.36         52,049     17.37
  Construction and
    land development               98,582     29.15         90,621     30.24
  Land                             11,929      3.53          9,059      3.02
                                 --------    ------       --------    ------
    Total mortgage loans          318,843     94.28        282,807     94.37
Consumer Loans:
  Home equity and second mortgage   9,005      2.66          7,978      2.66
  Other                             5,347      1.58          4,279      1.43
                                 --------    ------       --------    ------
                                   14,352      4.24         12,257      4.09

Commercial business loans           5,010      1.48          4,611      1.54
                                 --------    ------       --------    ------
     Total loans                  338,205    100.00%       299,675    100.00%

Less:
  Undisbursed portion of loans
    in process                    (33,502)                 (37,781)
  Unearned income                  (3,392)                  (3,170)
  Allowance for loan losses        (2,540)                  (2,056)
  Market value adjustment of loans
    held-for-sale                    (684)                    (583)
                                 --------                 --------
Total loans receivable, net      $298,087                 $256,085
                                 ========                 ========
-----------------
(1)   Includes loans held-for-sale.
(2)   Includes real estate contracts totaling $1.3 million at June 30, 2000.

Comparison of Operating Results for the Three Months Ended June 30, 2000 and
1999

Net Income: Net income for the quarter ended June 30, 2000 was $1.7 million or $0.38 per basic share ($0.38 per diluted share) compared to net income of $1.1 million or $0.23 per basic share ($0.23 per diluted share) for the quarter ended June 30, 1999. Net income for the current quarter was increased by a $306,000 ($202,000 after income tax) market value recovery on loans held for sale and the receipt of $290,000 ($191,000 after income tax) of delinquent interest and fee income on a large non-performing asset. Also affecting net income for the current quarter was an increase in the provision for loan losses, primarily due to loan portfolio growth. The provision for loan losses increased to $410,000 for the current quarter from $70,000 for the same period last year. Net income for the quarter ended June 30, 1999 was reduced by a $369,000 ($244,000 after income tax) market value writedown on loans held for sale.

Net Interest Income: Net interest income increased 18.8% to $4.2 million for the three months ended June 30, 2000 from $3.6 million for the three months ended June 30, 1999. Net interest margin for the three months ended June 30, 2000 was 5.21% (or 4.87% without the $281,000 in delinquent interest received).

Total interest and dividend income increased 33.2% to $7.5 million for the three months ended June 30, 2000 from $5.6 million for the three months ended
June 30, 1999.   The increase is primarily a result of a $1.9 million increase in interest from loans receivable and is partially offset by a $33,000 net decrease in interest and dividends from investment securities and financial institutions. The increase in interest income from loans receivable is primarily a result of higher average balances for the quarter in loans receivable due to loan growth and the receipt of $281,000 for back interest and fee income on a large non-performing asset. Average loan balances increased to $295.6 million for the quarter ended June 30, 2000 from $225.1 million for the quarter ended June 30, 1999. The average rate on loans receivable increased to 9.05% (excluding the $281,000 in delinquent interest received) for the quarter ended June 30, 2000 from 9.03% for the quarter ended June 30, 1999. The net decrease in interest and dividends from investments securities and financial institutions is primarily a result of lower average balances for the quarter in investment securities and in funds held with financial institutions due to a portion of these funds being used to fund loan growth and to repurchase shares of the Company's stock.

Total interest expense increased 58.6% to $3.2 million for the three months ended June 30, 2000 from $2.0 million for the three months ended June 30, 1999. This increase is primarily a result of a $819,000 increase in interest paid on FHLB advances and a $368,000 increase in interest expense on interest bearing deposit accounts. Average FHLB advances increased to $69.2 million for the quarter ended June 30, 2000 from $20.6 million for the quarter ended June 30, 1999 and the average rate on FHLB borrowings increased to 6.28% from 5.21%. Average interest bearing deposit accounts increased to $187.3 million for the quarter ended June 30, 2000 from $165.1 million for the same period in 1999 and the average rate on interest bearing deposit accounts increased to 4.54% from 4.26%.

Provision for Loan Losses: The provision for loan losses increased to $410,000 for the three months ended June 30, 2000 from $70,000 for the three
months ended June 30, 1999.   Management increased the provision for loan
losses due to growth in the Bank's loan portfolio. Management deemed the general loan loss reserves of $2.5 million at June 30, 2000 (0.84% of loans receivable and loans held for sale and 94.4% of non-performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date.

Noninterest Income: Total noninterest income increased to $647,000 for the three months ended June 30, 2000 from ($60,000) for the three months ended June 30, 1999. The increase is primarily due to a combined change of $675,000 in the market value adjustments on loans held for sale as the Company had a $306,000 market value recovery for the quarter ended June 30, 2000 compared to a $369,000 market value writedown for the quarter ended June 30, 1999. Smaller increases in gain on sale of loans and other fees made up the remainder of the noninterest income increase.

Noninterest Expense: Total noninterest expense increased 9.7% to $1.97 million for the three months ended June 30, 2000 from $1.79 million for the three months ended June 30, 1999, primarily due to a $81,000 increase in salary and employee benefit expense, a $26,000 increase in premises and fixed asset expenses, and a $26,000 increase in the cost of operations of REO's.

Provision for Income Taxes: The provision for income taxes increased to $838,000 for the three months ended June 30, 2000 from $546,000 for the three months ended June 30, 1999 primarily as a result of higher income before income taxes. The effective tax rate in both periods was 33%.

Comparison of Operating Results for the Nine Months Ended June 30, 2000 and
1999

Net Income: Net income for the nine months ended June 30, 2000 was $4.2 million or $0.92 per basic share ($0.92 per diluted share) compared to net income of $3.8 million or $0.74 per basic share ($0.74 per diluted share) for the nine months ended June 30, 1999. Net income for the current nine months was reduced by a $101,000 ($67,000 after income tax) market value adjustment on loans held for sale and was increased by the receipt of $290,000 ($191,000 after income tax) of delinquent interest and fee income on a large non-performing asset. Also affecting net income for the current nine months was a $622,000 ($411,000 after income tax) increase in the provision for loan losses (compared to the same period in 1999) primarily due to loan portfolio growth. Net income for the nine months ended June 30, 1999 was reduced by a $405,000 ($267,000 after income tax) market value writedown on loans held for sale and was increased by the receipt of $313,000 ($207,000 after income tax) of delinquent interest and fee income on a large non-performing asset.

Net Interest Income: Net interest income increased 11.0% to $12.0 million for the nine months ended June 30, 2000 from $10.8 million for the nine months ended June 30, 1999.

Total interest and dividend income increased 23.5% to $20.8 million for the nine months ended June 30, 2000 from $16.9 million for the nine months ended June 30, 1999. Interest income for the nine months ended June 30, 2000 and June 30, 1999 included the recognition of $281,000 and $313,000 of back interest and fee income on large non-performing loans. The increase is primarily a result of a $4.3 million increase in interest from loans receivable and is partially offset by a $314,000 net decrease in interest and dividends from investment securities and financial institutions. The increase in interest income from loans receivable is primarily a result of higher average balances for the quarter in loans receivable due to loan growth. Average loan balances increased to $281.8 million for the nine months ended June 30, 2000 from $214.7 million for the nine months ended June 30, 1999.
The average rate on loans receivable decreased to 8.98% (excluding the $281,000 in delinquent interest received) for the nine months ended June 30, 2000 from 9.12% (excluding the $313,000 in delinquent interest received) for the nine months ended June 30, 1999. The net decrease in interest and dividends from investments securities and financial institutions is primarily a result of lower average balances in investment securities and in funds held with financial institutions due to a portion of these funds being used to repurchase shares of the Company's stock and to fund loan growth.

Total interest expense increased 45.9% to $8.8 million for the nine months ended June 30, 2000 from $6.0 million for the nine months ended June 30, 1999. This increase is primarily a result of a $2.1 million increase in interest paid on FHLB advances and a $643,000 increase in interest expense on interest bearing deposits.

Average FHLB advances increased to $60.7 million for the nine months ended June 30, 2000 from $15.4 million for the nine months ended June 30, 1999 and the average rate on FHLB advances increased to 6.03% from 5.36%. Average interest bearing deposits increased to $183.1 million for the nine months ended June 30, 2000 from $164.7 million for the nine months ended June 30, 1999 and the average rate on interest bearing deposits increased to 4.40% from 4.38%.

Provision for Loan Losses: The provision for loan losses increased to $765,000 for the nine months ended June 30, 2000 from $143,000 for the nine
months ended June 30, 1999.   Management increased the provision for loan
losses due to growth in the Bank's loan portfolio and to offset charge-offs of non-performing loans during the current period. Management deemed the general loan loss reserves of $2.5 million at June 30, 2000 (.84% of loans receivable and loans held for sale, and 94.4% of non-performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date

Noninterest Income: Total noninterest income (including market value adjustments on loans held for sale) increased 101.6% to $869,000 for the nine months ended June 30, 2000 from $431,000 for the nine months ended June 30, 1999. This increase is primarily due to a combined change of $304,000 market value adjustments on loans held for sale as the Company had a $101,000 market value writedown for the nine months ended June 30, 2000 compared to a $405,000
market value writedown for the nine months ended June 30, 1999.   Also
affecting noninterest income was an $80,000 increase in other fees and a $60,000 increase in service charges on deposits.

Noninterest Expense: Total noninterest expense increased 9.3% to $5.9 million for the nine months ended June 30, 2000 from $5.4 million for the nine months ended June 30, 1999, primarily due to a $252,000 increase in salary and benefit expense, a $77,000 increase in premises and fixed asset expenses, a $75,000 increase in advertising expense, and smaller increases in ATM expenses and the cost of operation of REO's. The increase in salary and benefit expense was primarily due to adding personnel to staff two new branches (Poulsbo, and Spanaway) that were opened toward the end of 1999 and salary increases for current employees.

Provision for Income Taxes: The provision for income taxes increased to $2.1 million for the nine months ended June 30, 2000 from $1.9 million for the nine months ended June 30, 1999 primarily as a result of higher income before income taxes. The effective tax rate in both periods was 33%.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2000, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 20.2%. The Bank also maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of $98.1 million, under which $74.9 million was outstanding at June 30, 2000.

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

The Bank's primary investing activity is the origination of one-to-four family mortgage loans and construction and land development loans. At June 30, 2000, the Bank had loan commitments totaling $13.6 million and undisbursed loans in process totaling $33.5 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2000 totaled $95.6 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

Federally-insured state-chartered banks are required to maintained minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At June 30, 2000, the Bank was in compliance with all applicable capital requirements. For additional details see "Regulatory Capital".

Regulatory Capital
------------------

The following table compares the Bank's regulatory capital at June 30, 2000 to its minimum regulatory capital requirements at that date (dollars in thousands):
                                                     Percent of
                                          Amount     Adjusted Total Assets (1)
                                          ------     -------------------------

Tier 1 (leverage) capital                $57,518                17.2%
Tier 1 (leverage) capital requirement     13,374                 4.0
                                         -------                ----
Excess                                   $44,144                13.2%

Tier 1 risk adjusted capital             $57,518                22.3%
Tier 1 risk adjusted capital requirement  10,300                 4.0
                                         -------                ----
Excess                                   $47,218                18.3%

Total risk based capital                 $60,058                23.3%
Total risk based capital requirement      20,600                 8.0
                                         -------                ----
Excess                                   $39,458                15.3%

-------------------
(1) For the Tier 1 (leverage) capital, percent of total average assets of $334.3 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $257.5 million.

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                             KEY FINANCIAL RATIOS
                 (Dollars in thousands, except per share data)

                                          Three Months        Nine Months
                                          Ended June 30,      Ended June 30,
                                        2000        1999    2000        1999
                                      ------------------   ------------------
PERFORMANCE RATIOS:
Return on average assets (1)            1.97%      1.63%     1.70%      1.90%
Return on average equity (1)            9.52%      6.05%     7.84%      6.76%
Net interest margin (1)                 5.21%      5.47%     5.08%      5.59%
Efficiency ratio                       43.82%     52.01%    48.33%     48.25%


                                             June 30,    September 30,
                                              2000          1999
                                           -------------------------
ASSET QUALITY RATIOS:
Non-performing loans                       $  2,691     $  4,038
Total non-performing assets                   4,813        4,905
Non-performing assets to total assets          1.37%        1.60%
Allowance for loan losses to
  non-performing loans                        94.39%       50.92%

BOOK VALUE PER SHARE (2)                   $  14.70     $  13.85

-------------------
(1)  Annualized
(2)  Calculation includes ESOP shares not committed to be released

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

Item 3.  Defaults Upon Senior Securities
----------------------------------------
None to be reported.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None to be reported.

Item 5.  Other Information
--------------------------
None to be reported.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
     (a)  Exhibits

          3(a)      Articles of Incorporation of the Registrant *
          3(b)      Bylaws of the Registrant *
          10(a)     Employee Severance Compensation Plan **
          10(b)     Timberland Savings Bank, S.S.B. Employee Stock Ownership
                    Plan **
          10(c)     Timberland Bancorp, Inc. 1999 Stock Option Plan ***
          10(d)     Timberland Bancorp, Inc. Management Recognition and
                    Development Plan ***
          27        Financial Data Schedule
          _________________
          * Incorporated by reference to the Registrant's Registration Statement of Form S-1 (333-35817).
          ** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
          *** Incorporated by reference to the Registrants Annual Meeting
              Proxy Statement dated December 15, 1998.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this reportto be signed on its behalf by the undersigned thereunto duly authorized.

                                    Timberland Bancorp, Inc.

Date:   August 10, 2000             By: /s/Clarence E. Hamre
                                    --------------------------------------
                                    Clarence E. Hamre
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

Date:   August 10, 2000             By: /s/Dean J. Brydon
                                    --------------------------------------
                                    Dean J. Brydon
                                    Chief Financial Officer
                                    (Principal Financial Officer)

                                  Exhibit 27
       Financial Data Schedule (in thousands, except per share amounts)

This schedule contains financial information extracted from the consolidated financial statements of Timberland Bancorp, Inc. for the six months ended June 30, 2000 and is qualified in its entirely by reference to such financial statements.

              Financial Data
              as of or for
              the nine months
Item Number   ended June 30, 2000   Item Description
-----------   -------------------   ----------------

9-03 (1)         7,634              Cash and Due from Banks
9-03 (2)         1,727              Interest - bearing deposits
9-03 (3)           N/A              Federal funds sold - purchased securities
                                      for resale
9-03 (4)           N/A              Trading account assets
9-03 (6)        29,792              Investment and mortgage backed securities
                                       available for sale
9-03 (6)            --              Investment and mortgage backed securities
                                       held to maturity - carrying value
9-03 (6)            --              Investment and mortgage backed securities
                                       held to maturity - market value
9-03 (7)       300,627              Loans
9-03 (7)(2)      2,540              Allowance for loan losses
9-03 (11)      351,007              Total assets
9-03 (12)      203,179              Deposits
9-03 (13)       73,550              Short - term borrowings
9-03 (15)        1,456              Other liabilities
9-03 (16)        1,375              Long - term debt
9-03 (19)           --              Preferred stock - mandatory redemption
9-03 (20)           --              Preferred stock - no mandatory redemption
9-03 (21)           49              Common stocks
9-03 (22)       71,398              Other stockholders' equity
9-03 (23)      351,007              Total liabilities and stockholders' equity
9-04 (1)        19,270              Interest and fees on loans
9-04 (2)         1,434              Interest and dividends on investments
9-04 (4)           107              Other interest income
9-04 (5)        20,811              Total interest income
9-04 (6)         6,047              Interest on deposits
9-04 (9)         8,791              Total interest expense
9-04 (10)       12,020              Net interest income
9-04 (11)          765              Provision for loan losses
9-04 (13)(h)       (15)             Investment securities gains/(losses)
9-04 (14)        5,859              Other expenses
9-04 (15)        6,265              Income/loss before income tax
9-04 (17)        6,265              Income/loss before extraordinary items
9-04 (18)           --              Extraordinary items, less tax
9-04 (19)           --              Cumulative change in accounting principles
9-04 (20)        4,188              Net income or loss
9-04 (21)         0.92              Earnings per share - primary
9-04 (21)         0.92              Earnings per share - fully diluted
I.B. 5            9.15%             Net yield - interest earnings - actual
III.C.1. (a)     2,691              Loans on non-accrual
III.C.1. (b)        --              Accruing loans past due 90 days or more
III.C.2. (c)        --              Troubled debt restructuring
III.C.2             --              Potential problem loans
IV.A.1           2,056              Allowance for loan loss - beginning of
                                      period
IV.A.2             542              Total chargeoffs and transfers
IV.A.3             261              Total recoveries
IV.A.4           2,540              Allowance for loan loss - end of period
IV.B.1           2,540              Loan loss allowance allocated to domestic
                                      loans
IV.B.2              --              Loan loss allowance allocated to foreign
                                      loans
IV.B.3              --              Loan loss allowance - unallocated