Form 10-K405
period 2000-09-30
TIMBERLAND BANCORP INC
filed 2000-12-20
CIK 1046050

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2000                OR

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

Securities registered pursuant to Section 12(b) of the Act:        None
                                                          --------------------

Securities registered pursuant
to Section 12(g) of the Act:            Common Stock, par value $.01 per share
                                        --------------------------------------
                                                    (Title of Class)

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  YES   X      NO
                   -----       -----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendments to this Form 10-K.     X
                               ------

     As of December 6, 2000, there were issued and outstanding 4,753,295 shares of the registrant's Common Stock, which are listed on the Nasdaq National Market System under the symbol "TSBK." Based on the average of the bid and asked prices for the Common Stock on December 6, 2000, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $59,119,107 (4,753,295 shares at $12.4375 per share). For purposes of this calculation, Common Stock held by officers and directors of the registrant and Timberland Savings Bank, SSB Employee Stock Ownership Plan and Trust are considered nonaffiliates.

                     DOCUMENTS INCORPORATED BY REFERENCE

     1.   Portions of Definitive Proxy Statement for the 2001
          Annual Meeting of Stockholders (Part III).

                          TIMBERLAND BANCORP, INC.
                      2000 ANNUAL REPORT ON FORM 10-K
                             TABLE OF CONTENTS

                                                                        Page


PART I. ............................................................      1
     Item 1. Business...............................................      1
          General...................................................      1
          Market Area...............................................      1
          Lending Activities........................................      2
          Investment Activities.....................................     18
          Deposit Activities and Other Sources of Funds.............     19
          Regulation of the Bank....................................     23
          Regulation of the Company.................................     29
          Taxation..................................................     30
          Competition...............................................     32
          Subsidiary Activities.....................................     32
          Personnel.................................................     32
     Item 2. Properties.............................................     32
     Item 3. Legal Proceedings......................................     33
     Item 4. Submission of Matters to a Vote of Security Holders....     34
PART II.............................................................     34
     Item 5. Market for the Registrant's Common Equity and
             Related Stockholder Matters............................     34
     Item 6. Selected Financial Data................................     35
     Item 7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................     37
             General................................................     37
             Operating Strategy.....................................     37
             Market Risk and Asset and Liability Management.........     38
             Comparison of Financial Condition at
               September 30, 2000 and 1999..........................     40
             Comparison of Financial Condition at
               September 30, 1999 and 1998..........................     40
             Comparison of Operating Results for Years Ended
               September 30, 2000 and 1999..........................     41
             Comparison of Operating Results for Years Ended
               September 30, 1999 and 1998..........................     43
             Nonperforming Assets...................................     43
             Average Balances, Interest and Average Yields/Cost.....     44
             Rate/Volume Analysis...................................     46
             Liquidity and Capital Resources........................     46
             Effect of Inflation and Changing Prices................     47
     Item 7A. Quantitative and Qualitative Disclosures
             About Market Risk......................................     47
     Item 8. Financial Statements and Supplementary Data............     48
     Item 9. Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.................     81
PART III............................................................     81
     Item 10. Directors and Executive Officers of the Registrant....     81
     Item 11. Executive Compensation................................     81
     Item 12. Security Ownership of Certain Beneficial
              Owners and Management.................................     81
     Item 13. Certain Relationships and Related Transactions........     82
PART IV.............................................................     82
     Item 14. Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K...............................     82

                              PART I

Item 1.  Business

General

     Timberland Bancorp, Inc. ("Company"), a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank, SSB ("Bank") upon the Bank's conversion from a Washington-chartered mutual to a Washington-chartered stock savings bank ("Conversion"). The Conversion was completed on January 12, 1998 through the sale and issuance of 6,612,500 shares of common stock by the Company. At September 30, 2000, the Company had total assets of $368.1 million, total deposits of $212.6 million and total shareholders' equity of $72.3 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

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

     The Bank is a community oriented bank which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on real estate mortgage loans. Lending activities have been focused primarily on the origination of loans secured by one- to- four family residential dwellings, including an emphasis on construction and land development loans, as well as the origination of multi-family and commercial real estate loans. The Bank actively originates adjustable rate residential mortgage loans that do not qualify for sale in the secondary market under Federal Home Loan Mortgage Corporation ("FHLMC") guidelines. The Bank also originates commercial business loans and in 1998 established a business banking division to increase the origination of these loans.

Market Area

     The Bank considers Grays Harbor, Thurston, Pierce, King and Kitsap Counties as its primary market areas. The Bank conducts operations from its main office in Hoquiam (Grays Harbor County), three branch offices in Grays Harbor County (Aberdeen, Montesano and Ocean Shores), a branch office in King County (Auburn, opened in 1994), three branch offices in Pierce County (Edgewood, opened in 1980, Puyallup, opened in 1996 and Spanaway, opened in 1999), two branch offices in Thurston County (Lacey, opened in 1997 and Yelm, opened in 1999) and a branch office in Kitsap County (Poulsbo opened in 1999).
 See "Item 2. Properties."

     Hoquiam, population approximately 9,000, is located in Grays Harbor County which is situated along Washington State's central Pacific coast. Hoquiam is located approximately 110 miles southwest of Seattle and 145 miles northwest of Portland, Oregon.

     The Bank considers its primary market area to include three submarkets: primarily rural Grays Harbor County with its historical dependence on the timber and fishing industries; Ocean Shores with its dependence on tourism and vacation home residents; and Pierce, King, Thurston and Kitsap Counties with their dependence on state government in Olympia, the state capital, and the aerospace and computer industries in the Seattle-Tacoma metropolitan area. Each of these markets present operating risks to the Bank. The Bank's recent expansion into

Thurston, King and Kitsap Counties and three branch offices in Pierce County represents the Bank's strategy to diversify its primary market area to become less reliant on the economy of Grays Harbor County.

Lending Activities

     General. Historically, the principal lending activity of the Bank has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to- four family residences and loans for the construction of one- to- four family residences. In recent years, the Bank has increased its origination of loans secured by multi-family properties, construction and land development loans, land loans and commercial real estate loans. The Bank's net loans receivable, including loans held for sale, totaled approximately $313.0 million at September 30, 2000, representing approximately 85.0% of consolidated total assets and at that date construction and land development loans, land loans and loans secured by commercial and multi-family properties were $194.7 million, or 55.3%, of total loans.

     The Bank's internal loan policy limits the maximum amount of loans to one borrower to 25% of its capital. At September 30, 2000, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $14.6 million under its policy. At September 30, 2000, the Bank had no loans with an aggregate outstanding balance in excess of this amount. At that date, the Bank had 45 borrowers or related borrowers with total loans outstanding in excess of $1.0 million. The largest amount outstanding to any one borrower and the borrower's related entities was approximately $7.6 million, which includes $1.3 million of undisbursed loans in process balance.

     Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan as of the dates indicated.


                                                          At September 30,
                    ----------------------------------------------------------------------------------------
                          2000              1999              1998              1997               1996
                    ----------------   ---------------   ---------------   ---------------   ---------------
                    Amount   Percent   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent
                    ------   -------   ------  -------   ------  -------   ------  -------   ------  -------
                                                      (Dollars in thousands)
Mortgage Loans:
 One- to- four
   family(1)(2)... $136,825   38.85%  $115,133  38.42%  $100,921  43.48%  $100,127  48.76%  $ 95,978  48.51%
 Multi-family        33,604    9.54     15,945   5.32     12,432   5.36     12,178   5.93     12,569   6.35
 Commercial.......   58,632   16.65     52,049  17.37     32,906  14.18     29,410  14.32     26,529  13.41
 Construction and
   land develop-
   ment...........   89,903   25.52     90,621  30.24     64,172  27.65     45,031  21.93     47,140  23.83
 Land(2)..........   12,561    3.56      9,059   3.02      7,749   3.34      6,937   3.38      6,115   3.09
                   --------  ------   -------- ------   -------- ------   -------- ------   -------- ------
  Total mortgage
   loans..........  331,525   94.12    282,807  94.37    218,180  94.01    193,683  94.32    188,331  95.19
Consumer Loans:
 Home equity and
   second
   mortgage.......    9,816    2.79      7,978   2.66      8,740   3.77      8,142   3.97      6,576   3.32
 Other............    6,081    1.72      4,279   1.43      4,066   1.74      2,824   1.37      2,476   1.25
                   --------  ------   -------- ------   -------- ------   -------- ------   -------- ------
                     15,897    4.51     12,257   4.09     12,806   5.51     10,966   5.34      9,052   4.57
Commercial business
  loans...........    4,808    1.37      4,611   1.54      1,105   0.48        694   0.34        476   0.24
                   --------  ------   -------- ------   -------- ------   -------- ------   -------- ------
    Total loans...  352,230  100.00%   299,675 100.00%   232,091 100.00%   205,343 100.00%   197,859 100.00%
                   --------  ======   -------- ======   -------- ======   -------- ======   -------- ======
Less:
 Undisbursed portion
   of loans
   in process.....  (32,831)           (37,781)          (28,886)          (14,820)          (18,434)
 Unearned income..   (3,578)            (3,170)           (2,256)           (1,761)           (1,708)

 Allowance for loan
   losses.........   (2,640)            (2,056)           (1,728)           (1,716)           (1,133)
 Market value adjust-
   ment of loans
   held-for-sale..     (175)              (583)               --               (19)              (89)
                   --------           --------          --------          --------          --------
  Total loans
    receivable,
    net........... $313,006           $256,085          $199,221          $187,027          $176,495
                   ========           ========          ========          ========          ========

---------
(1) Includes loans held-for-sale.
(2) Includes real estate contracts totaling $1.2 million at September 30, 2000.  See " -- Lending Activities
    -- Real Estate Contracts."


     Residential One- to- Four Family Lending. At September 30, 2000, $136.8 million, or 38.9%, of the Bank's loan portfolio consisted of loans secured by one- to- four family residences.

     The Bank originates both fixed-rate loans and adjustable-rate loans. Generally, 15- and 30-year fixed-rate loans are originated to meet the requirements for sale in the secondary market to the FHLMC, however, from time to time, a portion of these fixed-rate loans originated by the Bank may be retained in the Bank's loan portfolio to meet the Bank's asset/liability management objectives. The Bank has recently begun to utilize an automated underwriting program, which preliminarily qualifies a loan as conforming to FHLMC underwriting standards when the loan is originated. At September 30, 2000, $49.9 million, or 36.5%, of the Bank's one- to- four family loan portfolio consisted of fixed rate one- to- four family mortgage loans.

     The Bank also offers adjustable rate mortgage ("ARM") loans at rates and terms competitive with market conditions. All of the Bank's ARM loans are retained in its loan portfolio and not with a view toward sale in the secondary market.

     The Bank offers several ARM products which adjust annually after an initial period ranging from one to five years subject to a limitation on the annual increase of 2% and an overall limitation of 6%. These ARM products have utilized the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.875% to 3.500%. ARM loans held in the Bank's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.
The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At September 30, 2000, $86.9 million, or 63.5%, of the Bank's one- to- four family loan portfolio consisted of ARM loans.

     The material portion of the Bank's ARM loans are "non-conforming" because they do not satisfy acreage limits, or various other requirements imposed by the FHLMC. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy the FHLMC credit requirements because of personal and financial reasons (i.e., divorce, bankruptcy, length of time employed, etc.), and other aspects, which do not conform to the FHLMC's guidelines. Many of these borrowers have higher debt to income ratios, or the loans are secured by unique properties in rural markets for which there are no comparable sales of comparable properties to support value according to secondary market requirements. These loans are known as non- conforming loans and the Bank may require additional collateral or lower loan-to-value ratios prior to the origination of the loan. The Bank believes that these loans satisfy a need in its local market area. As a result, subject to market conditions, the Bank intends to continue to originate such loans.

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

     The Bank requires fire and extended coverage casualty insurance (and loans originated since 1994, if appropriate, generally requires flood insurance) be maintained on all of its real estate secured loans.

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

     At September 30, 2000, the composition of the Bank's construction and land development loan portfolio was as follows:

                                              Outstanding      Percent of
                                                Balance           Total
                                                -------           -----
                                             (In thousands)

Speculative construction......................   $24,464          27.21%
Custom and owner/builder construction.........    26,655          29.65
Multi-family..................................    15,338          17.06
Land development..............................    12,167          13.53
Commercial real estate........................    11,279          12.55
                                                 -------         ------
  Total.......................................   $89,903         100.00%
                                                 =======         ======

     Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified. The Bank lends to approximately 75 builders located in the Bank's primary market area, each of which generally have three to six speculative loans outstanding from the Bank during a 12 month period. Rather than originating lines of credit to home builders to construct several homes at once, the Bank originates and underwrites a separate loan for each home. Speculative construction loans are originated for a term of 12 months, with fixed interest rates ranging from 9.5% to 10.0%, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property. During this 12 month period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. At September 30, 2000 speculative construction loans totaled $24.5 million, or 27.2%, of the total construction loan portfolio. At September 30, 2000, the Bank had 13 borrowers each with aggregate outstanding speculative loan balances of more than $500,000. The largest aggregate outstanding balance to one borrower amounted to $2.1 million, and the largest outstanding balance for a single speculative loan was $480,000. At September 30, 2000, five speculative construction loans totaling $690,000 were not performing according to terms. See "-- Lending Activities -- Nonperforming Assets and Delinquencies."

     Unlike speculative construction loans, custom construction loans are made to home builders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home with the Bank or another lender. Custom construction loans are generally originated for a term of 12 months, with fixed interest rates ranging from 9.0% to 10.0% and with loan-to-value ratios of 80% of the appraised estimated value of the completed property or sales price, whichever is less. During this 12 month period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance.

     Owner/builder construction loans are originated to the home owner rather than the home builder as a single loan that automatically converts to a permanent loan at the completion of construction. The construction phase of a owner/builder construction loan generally lasts six to nine months with fixed interest rates ranging from 9.0% to 9.5%, and with loan-to-value ratios of 80% (or up to 95% with PMI) of the appraised estimated value of the completed property or cost, whichever is less. During this 12 month period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. At the completion of construction, the loan converts automatically to either a fixed-rate mortgage loan, which conforms to secondary market standards, or an ARM loan for retention in the Bank's portfolio. At September 30, 2000, custom and owner/builder construction loans totaled $26.7 million, or 29.7%, of the total construction loan portfolio. At September 30, 2000, the largest outstanding custom construction loan had an outstanding balance of $1.2 million and was performing according to its terms.

     The Bank originates loans to local real estate developers with whom it has established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities) (generally with ten to 50 lots). At September 30, 2000, subdivision development loans totaled $12.2 million, or 13.5% of construction and land development loans receivable. Land development loans are secured by a lien on the property and made for a period of two to five years with generally fixed interest rates, and are made with loan-to-value ratios generally not exceeding 75%. Monthly interest payments are required during the term of the loan.
Land development loans are structured so that the Bank is repaid in full upon the sale by the borrower of approximately 80% of the subdivision lots. Substantially all of the Bank's land development loans are secured by property located in its primary market area. In addition, in the case of a corporate borrower, the Bank also generally obtains personal guarantees from corporate principals and reviews their personal financial statements. At September 30, 2000, the largest land development loan had an outstanding loan balance of $2.5 million and was performing according to its terms. At September 30, 2000, $577,000 of land development loans were not performing according to
terms.  See "-- Lending Activities   Nonperforming Assets and Delinquencies."

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

     The Bank also provides construction financing for multi-family and commercial properties. At September 30, 2000, such construction loans amounted to $26.6 million. These loans are secured by motels, apartment buildings, condominiums, office buildings and retail rental space located in the Bank's primary market area and typically range in amount from $300,000 to $2.0 million. At September 30, 2000, the largest outstanding commercial real estate construction loan had a balance of $3.8 million and was performing according to terms. Periodically, the Bank purchases (without recourse to the seller other than for fraud) from other lenders participation interests in multi-family and commercial construction loans secured by properties located in the Bank's primary market area. The Bank underwrites such participation interests according to its own standards. At September 30, 2000, the largest construction participation interest had an outstanding balance of $2.7 million (including $1.4 million of undisbursed loans in process balance), which represented a 50% interest in a construction loan secured by a multi-family
property located in Vancouver, Washington.   At September 30, 2000, this loan
was performing according to its terms.

     All construction loans must be approved by the Bank's Loan Committee or the Bank's Board of Directors. See "-- Lending Activities -- Loan Solicitation and Processing." Prior to preliminary approval of any construction loan application, an independent fee appraiser inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project and analyzes the pro forma data and assumptions on the project. In the case of a speculative or custom construction loan, the Bank reviews the experience and expertise of the builder. After preliminary approval has been given, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project. In the event of cost overruns, the Bank requires that the borrower increase the funds available for construction by depositing its own funds into a loans in process account.

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

     Real Estate Contracts. The Bank purchases real estate contracts and deeds of trust from individuals who have privately sold their homes or property. These contracts are generally secured by one- to- four family properties, building lots and undeveloped land and range in principal amount from $10,000 to $200,000, but typically are in amounts between $20,000 and $40,000. Real estate contracts purchased by the Bank are generally located within its primary market area. Prior to purchasing the real estate contract, the Bank reviews the contract and analyzes and assesses the collateral for the loan, the down payment made by the borrower and the credit history on the loan. As of September 30, 2000, the Bank had outstanding $1.2 million of real estate contracts.

     Multi-Family Lending. At September 30, 2000, the Bank had $33.6 million, or 9.5% of the Bank's total loan portfolio, secured by multi-family dwelling units (more than four units) located primarily in the Bank's primary market area. This amount represents a $17.7 million increase from the prior fiscal year. Approximately one-third of this increase was due to the conversion to permanent financing of a large multi-family project that had previously been included in the Bank's construction loan portfolio. The balance of the increase is due to loans made and/or purchased in the Puget Sound area, an important primary market of the Bank that has evidenced strong demand for
multi-family housing.   At September 30, 2000, approximately 39.5% of the
Bank's multi-family loans represent participation interests in loans, secured by properties located in the Bank's primary market area, purchased from other lenders. Such participation interests are purchased without recourse to the seller other than for fraud. The Bank underwrites such participation interests according to its own standards.

     Multi-family loans are generally originated with variable rates of interest ranging from 3.00% to 3.50% over the one-year constant maturity U.S. Treasury Bill Index, with principal and interest payments fully amortizing over terms of up to 30 years. Multi-family loans generally range in principal balance from $300,000 to $6.5 million. At September 30, 2000, the largest multi-family loan had an outstanding principal balance of $6.1 million and was secured by an apartment building located in the Bank's primary market area.
At September 30, 2000, this loan was performing according to its terms.

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

     Commercial Real Estate Lending. Commercial real estate loans totaled $58.6 million, or 16.7% of total loans receivable at September 30, 2000, and consisted of 183 loans. The Bank originates commercial real estate loans generally at variable interest rates and secured by properties, such as restaurants, motels, office buildings and retail/wholesale facilities, located in its primary market area. The principal balance of a commercial real estate loan generally ranges between $100,000 and $3.0 million. At September 30, 2000, the largest commercial real estate loan had an outstanding principal balance of $4.2 million, which represented a 50% interest in a commercial property located in Bellingham, Washington. At September 30, 2000, four commercial real estate loans totaling $551,000 were not performing according to terms. See "-- Lending Activities -- Nonperforming Assets and Delinquencies."

     The Bank requires appraisals of all properties securing commercial real estate loans. Appraisals are performed by an independent appraiser designated by the Bank, all of which are reviewed by management. The Bank considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property. The Bank generally imposes a minimum debt coverage ratio of approximately 1.10x for originated loans secured by income producing commercial properties. Loan-to-value ratios on commercial real estate loans are generally limited to 75%. The Bank generally obtains loan guarantees from financially capable parties based on a review of personal financial statements.

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

     Land Lending. The Bank occasionally originates loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to sell as improved lots. At September 30, 2000, land loans totaled $12.6 million, or 3.6% of the Bank's total loan portfolio. Land loans originated by the Bank are generally fixed-rate loans and have maturities of five to ten years. Land loans generally range in principal amount from $40,000 to $100,000. The largest land loan had an outstanding balance of $730,000 at September 30, 2000 and was performing according to its terms. At September 30, 2000, six land loans totaling $233,000 were not performing
according to terms.  See "-- Lending Activities   Nonperforming Assets and
Delinquencies."

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

     Consumer Lending. Consumer lending has traditionally been a small part of the Bank's business. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. Consumer loans include home equity lines of credit, Title I home improvement loans, second mortgage loans, savings account loans, automobile loans, boat loans, motorcycle loans, recreational vehicle loans and unsecured loans. Consumer loans are made with both fixed and variable interest rates and with varying terms. At September 30, 2000, consumer loans amounted to $15.9 million, or 4.5% of the total loan portfolio.

     At September 30, 2000, the largest component of the consumer loan portfolio consisted of second mortgage loans and home equity lines of credit, which totaled $9.8 million, or 2.8%, of the total loan portfolio. Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others. The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property. The Bank occasionally solicits these loans. The loan-to-value ratio is typically 80% or less, when taking into account both the first and second mortgage loans. Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 20 years. Home equity lines of credit are generally for a one year term and the interest rate is tied to the 26 week Treasury Bill plus 4.0%.

     In July 1997, the Bank began issuing VISA credit cards to its existing customers. At September 30, 2000, credit card loans amounted to $1.9 million. The Bank does not engage in direct mailings of pre-approved credit cards.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. The Bank believes that these risks are not as prevalent in the case of the Bank's consumer loan portfolio because a large percentage of the portfolio consists of second mortgage loans and home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to- four family residential mortgage loans. Nevertheless, second mortgage loans and home equity lines of credit have greater credit risk than one- to- four family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Bank. At September 30, 2000, there were $273,000 of consumer loans delinquent in excess of 90 days.

     Commercial Business Lending. Commercial business loans totaled $4.8 million, or 1.4% of total loans receivable at September 30, 2000, and consisted of 70 loans. In July 1998, the Bank established a business banking division staffed by three experienced commercial bankers to increase the Bank's origination of commercial business loans. Commercial business loans are generally secured by business equipment or other property and are made at variable rates of interest equal to a negotiated margin above the prime rate. The Bank also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

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

     Loan Maturity. The following table sets forth certain information at September 30, 2000 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.



                                                   After     After
                                        One Year  3 Years   5 Years
                               Within   Through   Through   Through     After
                              One Year  3 Years   5 Years   10 Years   10 Years    Total
                              --------  -------   -------   --------   --------    -----
                                               (Dollars in thousands)

Mortgage loans:
  One- to- four family....... $   740   $   597   $ 1,438   $ 5,218   $128,832   $136,825
  Multi-family...............   6,593     2,004     2,482    16,382      6,143     33,604
  Commercial.................     382       900     4,741    24,202     28,407     58,632
  Construction and land
    development(1)...........  32,830    16,909       186     7,764     32,214     89,903
  Land.......................     821     2,174     8,608       717        241     12,561
Consumer loans:
  Home equity and second
    mortgage.................   3,147       655     1,240     1,844      2,930      9,816
  Other......................   1,803     1,208     1,393       386      1,291      6,081
Commercial business loans....   2,337       873     1,248       350         --      4,808
                              -------   -------   -------   -------   --------   --------
     Total................... $48,653   $25,320   $21,336   $56,863   $200,058   $352,230
                              =======   =======   =======   =======   ========   --------
Less:
  Undisbursed portion of
    loans in process.........                                                    $(32,831)
  Unearned income............                                                      (3,578)
  Allowance for loan losses                                                        (2,640)
  Market value adjustment of
    Loans held-for-sale......                                                        (175)
                                                                                 --------
   Loans receivable, net.....                                                    $313,006
                                                                                 ========
-----------
(1)  Includes construction/permanent that convert to a permanent mortgage loan once construction is completed.




     The following table sets forth the dollar amount of all loans due after September 30, 2000, which have fixed interest rates and have floating or adjustable interest rates.

                                           Floating or
                                  Fixed    Adjustable
                                  Rates      Rates       Total
                                  -----      -----       -----
                                        (In thousands)
Mortgage loans:
One- to- four family........... $ 49,919   $ 86,906    $136,825
 Multi-family..................   19,788     13,816      33,604
 Commercial....................   15,660     42,972      58,632
 Construction and land
   development.................   69,186     20,717      89,903
 Land..........................   12,427        134      12,561
Consumer loans:
 Home equity and second
   mortgage....................    6,213      3,603       9,816
 Other.........................    5,882        199       6,081
Commercial business loans......    2,643      2,165       4,808
                                --------   --------    --------
   Total....................... $181,718   $170,512    $352,230
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

     Mortgage loan applications are initiated by loan officers and are required to be approved by the Bank's Loan Committee, which consists of the Bank's President, Executive Vice President and Vice President. Certain consumer loans up to and including $25,000 may be approved by individual loan officers. All other loans up to and including $300,000 may be approved by any two members of the Bank's Loan Committee. Commercial business loans up to and including $250,000 may also be approved by the Bank's Senior Vice President. Loans in excess of $300,000, as well as loans of any size granted to a single borrower whose aggregate lending relationship exceeds $300,000, must be approved by the Bank's Board of Directors.

     Loan Originations, Purchases and Sales. During the years ended September 30, 2000 and 1999, the Bank's total gross loan originations were $136.2 million and $144.4 million, respectively. Periodically, the Bank purchases participation interests in construction and land development loans and multi-family loans, secured by properties located in the Bank's primary market area, from other lenders. Such purchases are underwritten to the Bank's underwriting guidelines and are without recourse to the seller other than for fraud. See "-- Lending Activities -- Construction and Land Development Lending" and "-- Lending Activities -- Multi-Family Lending."

     Consistent with its asset/liability management strategy, the Bank's policy has been to retain in its portfolio all of the ARM loans and generally originates fixed rate loans with a view toward sale in the secondary market to FHLMC; however, from time to time, a portion of fixed-rate loans may be retained in the Bank's portfolio to meet its asset-liability objectives.
Loans sold in the secondary market are generally sold on a servicing retained basis. At September 30, 2000, the Bank's loan servicing portfolio totaled $68.8 million.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                       Year Ended September 30,
                                      -------------------------
                                      2000      1999       1998
                                      ----      ----       ----
                                       (Dollars in thousands)

Loans originated:
 Mortgage loans:
  One- to- four family............. $ 34,240   $ 41,084  $ 45,377
  Multi-family.....................    7,124      6,952     5,461
  Commercial.......................    8,855     15,722     6,750
  Construction and land
    development....................   69,638     63,162    58,054
  Land.............................    6,279      4,605     3,265
 Consumer..........................    8,601      6,845     7,437
 Commercial business loans.........    1,497      6,069       525
                                    --------   --------  --------
  Total loans originated...........  136,234    144,439   126,869

                    (table continued on following page)

                                       Year Ended September 30,
                                      -------------------------
                                      2000      1999       1998
                                      ----      ----       ----
                                       (Dollars in thousands)

  One- to- four family............. $ 34,240   $ 41,084  $ 45,377
Loans purchased:
 Mortgage loans:
  One- to- four family.............       60        269       619
  Multi-family.....................    6,163         --        --
  Commercial.......................    2,745      9,170        --
  Construction.....................       --      7,226        --
  Land.............................       --         34        --
                                    --------   --------  --------
   Total loans purchased...........    8,968     16,699       619
                                    --------   --------  --------
     Total loans originated
      and purchased................  145,202    161,138   127,488

Loans sold:
  Total whole loans sold...........  (11,800)   (13,572)  (25,236)
  Participation loans..............       --     (6,249)       --
                                    --------   --------  --------
  Total loans sold.................  (11,800)   (19,821)  (25,236)

Mortgage loan principal repayments.  (80,847)   (73,733)  (75,504)
Decrease (increase) in other
  items, net.......................    4,366    (10,720)  (14,554)
                                    --------   --------  --------
Net increase in loans
  receivable, net.................. $ 56,921   $ 56,864  $ 12,194
                                    ========   ========  ========

     Loan Origination and Other Fees. The Bank, in some instances, receives loan origination fees. Loan fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of fees charged by the Bank is generally 1.0% to 2.0%. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Bank had $3.6 million of net deferred loan fees at September 30, 2000.

     Nonperforming Assets and Delinquencies. The Bank assesses late fees or penalty charges on delinquent loans of approximately 5% of the monthly loan payment amount. Substantially all fixed-rate and ARM loan payments are due on the first day of the month; however, the borrower is given a 15 day grace period to make the loan payment. When a mortgage loan borrower fails to make a required payment when due, the Bank institutes collection procedures. A notice is mailed to the borrower 16 days after the date the payment is due, giving the borrower 15 days to respond and correct the delinquency. Attempts to contact the borrower by telephone generally begin upon the thirtieth day of delinquency. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. Before the 90th day of delinquency, attempts to interview the borrower, preferably in person, are made to establish (i) the cause of the delinquency, (ii) whether the cause is temporary, (iii) the attitude of the borrower toward the debt, and (iv) a mutually satisfactory arrangement for curing the default.

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

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.

                                           At September 30,
                                -------------------------------------------
                                2000      1999      1998      1997     1996
                                ----      ----      ----      ----     ----
                                            (Dollars in thousands)
Loans accounted for on a
nonaccrual basis:
 Mortgage loans:
  One- to- four family.......$  1,203  $    941  $    996  $    776 $    735
  Commercial.................     551     1,675     2,919     2,886       --
  Construction and land
   development...............   1,267       390        --     3,891      771
  Land.......................     233       253       397        --       --
 Consumer loans..............     273       330        17         2       14
 Commercial business loans...      85        --        81        --       --
                             --------  --------  --------  -------- --------
     Total...................   3,612     3,589     4,410     7,555    1,520

Accruing loans which are
contractually past due 90
days or more:
 Mortgage loans:
  Construction and land
   development...............      --       449       396       109       --
                             --------  --------  --------  -------- --------
      Total..................      --       449       396       109       --
                             --------  --------  --------  -------- --------
Total of nonaccrual and
 90 days past due loans......   3,612     4,038     4,806     7,664    1,520

Real estate owned and other
 repossessed assets..........   1,966       867     1,724       434      125
                             --------  --------  --------  -------- --------
     Total nonperforming
       assets................   5,578     4,905     6,530     8,098    1,645

Restructured loans...........      --       509       236        70      158

Nonaccrual and 90 days or more
 past due loans as a percentage
 of loans receivable, net....    1.14%     1.56%     2.39%     4.06%    0.86%

Nonaccrual and 90 days or more
 past due loans as a percentage
 of total assets.............    0.98%     1.31%     1.81%     3.62%    0.78%

Nonperforming assets as a
 percentage of total assets..    1.52%     1.60%     2.46%     3.83%    0.85%

Loans receivable, net(1).....$315,646  $258,141  $200,949  $188,743 $177,628
                             ========  ========  ========  ======== ========
Total assets.................$368,080  $307,116  $265,709  $211,553 $194,357
                             ========  ========  ========  ======== ========
--------
(1) Includes loans held-for-sale and is before the allowance for loan losses.
                                       13

     The following is a discussion of the Bank's major problem assets at September 30, 2000:

     Convenience store/retail space and mini-storage, Kitsap County, Washington. The Bank had two loans that were originated in 1996 on two separate properties: a convenience store combined with retail space and a 436 unit mini-storage facility. These two loans had a combined balance of $2.9 million at September 30, 1998. These loans became delinquent primarily because of a dispute between the two borrowers. The Bank initiated foreclosure proceedings which were stayed due to a bankruptcy filing by the borrowers in January of 1998. The bankruptcy was subsequently dismissed and the mini-storage facility was sold at a trustees sale on March 12, 1999 for the full balance, accrued interest, late charges and fees owed. The foreclosure of the convenience store progressed to a sheriff's sale on December 10, 1999. The Bank was the successful bidder and the sale was confirmed on January 28, 2000. The Bank charged off $260,000 on the loan during the quarter ended March 31, 2000, but in June 2000 recovered the amount charged off along with $290,000 in delinquent interest and other fees through the collection of a deficiency judgement against the borrower. The property is classified as real estate owned ("REO") with a balance of $1.3 million at September 30, 2000.
The Bank is actively marketing the project and has accepted an offer to purchase one of the retail/office buildings on the site. It is anticipated that the sale will close during the first quarter of 2001. Although no assurances can be given, the Bank does not expect to incur any material loss on the disposition of this property.

     Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At September 30, 2000, the Bank had $2.0 million in real estate owned consisting primarily of three one- to- four family properties, two commercial real estate properties, and several land parcels.

     Restructured Loans. Under generally accepted accounting principles ("GAAP"), the Bank is required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructuring or loan modifications for a borrower does not necessarily always constitute troubled debt restructuring, however, and troubled debt restructuring do not necessarily result in non-accrual loans. The Bank had no restructured loans at September 30, 2000.

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

     The Bank's classified assets increased by $3.7 million at September 30, 2000. This increase is primarily the result of four loan relationships. The first is with a builder in Pierce County who has five single-family loans with the Bank totaling $939,000 at September 30, 2000. Of the five loans, one is the borrower's personal residence and the remaining four are spec loans. The builder has received and accepted earnest money agreements on two of the properties. The second relationship is with three partners who borrowed to finance the construction of condominium units in Clark County, Washington.
The Bank's 50% participation interest in this loan was $2.7 million with $1.4 million not funded at September 30, 2000. The loan has since September 30, 2000 been reduced to $930,000. The loan is current and borrowers continue to make interest payments monthly, however, absorption of the first phase units has been slower than anticipated and the borrowers may sell the plat rather than build additional units. The third relationship is with a builder in Kitsap County who has converted five construction loans to permanent financing for rental purposes. The loans total $367,000 at September 30, 2000 and the borrower has not paid as agreed. Foreclosure may be initiated against these properties. The fourth relationship is with a borrower having a loan balance of $311,000 at September 30, 2000. The commercial property that secures the loan is currently leased. The borrower's payment history has been sporadic, however, the loan was current at December 1, 2000.

     The aggregate amounts of the Bank's classified assets (as determined by the Bank), and of the Bank's general loss allowances at the dates indicated, were as follows:

                                 At September 30,
                            ------------------------
                            2000      1999      1998
                            ----      ----      ----
                                  (In thousands)

Loss..................... $   --    $   --    $   --
Doubtful.................    206        89        --
Substandard(1)...........  7,016     4,108     4,888
Special mention(1).......  1,764     1,059     1,160

General loss allowances..  2,640     2,006     1,728
Specific loss allowance..     --        50        --

--------
(1) For further information concerning the increase in classified assets, see "-- Lending Activities -- Nonperforming Assets and Delinquencies."

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

     At September 30, 2000, the Bank had a general allowance for loan losses of $2.6 million. Management believes that the amount maintained in the allowances will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

     The following table sets forth an analysis of the Bank's gross allowance for possible loan losses for the periods indicated.


                                           Year Ended September 30,
                                    ---------------------------------------
                                    2000   1999      1998     1997     1996
                                    ----   ----      ----     ----     ----
                                              (Dollars in thousands)

Allowance at beginning of year.... $2,056  $1,728   $1,716   $1,133   $1,119
Provision for loan losses.........    885     363      200      596       --
Recoveries:
 Mortgage loans:
   Commercial real estate.........    260      --       --       --       --
 Consumer loans:
  Automobile......................     --      --       --       --       --
  Other...........................      2      --       --        9       --
                                   ------  ------   ------   ------   ------
   Total recoveries...............    262      --       --        9       --

Charge-offs:
 Mortgage loans:
  One- to- four family............     --      --        4       19       --
  Home equity and second mortgage.     --      --       --       --       --

  Other...........................    113       5        4       --        1
 Commercial business loans........    180      --       --       --       --
                                   ------  ------   ------   ------   ------
   Total charge-offs..............    293       5        8       19        1
                                   ------  ------   ------   ------   ------
   Net charge-offs................     31       5        8       10
   Transfers......................    270      30      180        3       55
                                   ------  ------   ------   ------   ------
     Balance at end of year....... $2,640  $2,056   $1,728   $1,716   $1,133
                                   ======  ======   ======   ======   ======
Allowance for loan losses as a
 percentage of total loans
 (net)(1) outstanding at the
 end of the year..................   0.84%   0.80%    0.86%    0.91%    0.64%

Net charge-offs as a percentage
 of average loans outstanding
 during the year..................   0.01%     --%      --%    0.01%      --

Allowance for loan losses as
 a percentage of nonperforming
 loans at end of year.............  73.09%  50.92%   35.96%   22.39%   74.54%

--------
(1) Total loans (net) includes loans held for sale and is before the allowance for loan losses.


     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

                                                          At September 30,
                       -------------------------------------------------------------------------------------
                               2000             1999             1998             1997            1996
                       ---------------- ---------------- --------------- ----------------- -----------------
                              Percent of       Percent of       Percent of       Percent of       Percent of
                              Loans in         Loans in         Loans in         Loans in         Loans in
                              Category         Category         Category         Category         Category
                              to Total         to Total         to Total         to Total         to Total
                       Amount Loans     Amount Loans     Amount Loans     Amount Loans     Amount Loans
                       ------ -----     ------ -----     ------ -----     ------ -----     ------ -----
                                                (Dollars in thousands)
Mortgage loans:
 One- to- four family. $  374   38.85%   $  288  38.42%   $  311  43.48%   $  311  48.76%   $  261  48.51%
 Multi-family.........    171    9.54        82   5.32        70   5.36       149   5.93        83   6.35
 Commercial...........    662   16.65       674  17.37       706  14.18       409  14.32       317  13.41
 Construction.........    929   25.52       633  30.24       368  27.65       646  21.93       316  23.83
 Land.................    220    3.56       170   3.02       180   3.34       138   3.38       102   3.09
Non-mortgage loans:
 Consumer loans.......    121    4.51       126   4.09        65   5.51        50   5.34        46   4.57
 Commercial business
   loans..............    124    1.37        83   1.54        28   0.48        13   0.34         8   0.24
 Commitments..........     39      --        --     --        --     --        --     --        --     --
                       ------  ------    ------ ------    ------ ------    ------ ------    ------ ------
   Total allowance
     for loan losses.. $2,640  100.00%   $2,056 100.00%   $1,728 100.00%   $1,716 100.00%   $1,133 100.00%
                       ======  ======    ====== ======    ====== ======    ====== ======    ====== ======

                                                               17

Investment Activities

     At September 30, 2000, the Company's investment portfolio totaled $29.1 million, consisting of $17.5 million of securities available for sale and $11.6 million of mortgage-backed securities available for sale. This compares with a total portfolio of $31.7 million at September 30, 1999, comprised of $17.7 million of securities available for sale and $14.0 million of mortgage-backed securities available for sale. The composition of the portfolios by type of security, at each respective date is presented in the table, which follows.

     The investment policies of the Company are established and monitored by the Board of Directors. The policies are designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to compliment the Bank's lending activities. These policies dictate the criteria for classifying securities as either available for sale or held to maturity. The policies permit investment in various types of liquid assets permissible under applicable regulations, which includes U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks, banker's acceptances, federal funds, FHLB stock, and mortgage-backed securities. The Company's investment policy also permits investment in equity securities in certain financial service companies.

     The following table sets forth the investment securities portfolio and carrying values at the dates indicated.

                                             At September 30,
                          --------------------------------------------------
                                2000              1999             1998
                          ---------------- ---------------- ----------------
                                   Percent          Percent          Percent
                          Carrying   of    Carrying   of    Carrying   of
                            Value   Total    Value   Total    Value   Total
                            -----   -----    -----   -----    -----   -----
                                      (Dollars in thousands)

Available-for-Sale (at fair value):

U.S. Agency Securities.... $ 6,416  22.07%  $ 6,419  20.28%  $ 8,937   5.23%
Mortgage-backed
  securities..............  11,569  39.79    13,992  44.20    17,555  49.57
Municipal bonds...........      71   0.24        --     --        --     --
Mutual funds..............   6,472  22.26     8,845  27.94     7,121  20.11
FHLB stock................   4,150  14.27     2,338   7.39     1,713   4.84
Equity securities.........     397   1.37        62   0.19        89   0.25
                           ------- ------   ------- ------   ------- ------
Total portfolio........... $29,075 100.00%  $31,656 100.00%  $35,415 100.00%
                           ======= ======   ======= ======   ======= ======

     The following table sets forth the maturities and weighted average yields of the investment and mortgage-backed securities in the Company's investment securities portfolio at September 30, 2000. Mutual funds, FHLB stock and equity securities, which by their nature do not have maturities, are classified in the less than one year category.

                      Less Than     One to         Five to       Over Ten
                       One Year    Five Years     Ten Years        Years
                   ------------  ------------   ------------   ------------
                    Amount Yield  Amount Yield   Amount Yield   Amount Yield
                    ------ -----  ------ -----   ------ -----   ------ -----
                                    (Dollars in thousands)

Available-for-Sale:

U.S. Agency
 securities.......$ 1,989  5.20%  $4,427  5.92%  $   --    --%  $   --    --%
Mortgage-backed
 securities.......      7  4.29        4  5.28    2,976  6.21    8,582  6.25
Municipal bonds...     --    --       71  6.92       --    --       --    --
Mutual funds......  6,472  6.51       --    --       --    --       --    --
FHLB Stock........  4,150  6.50       --    --       --    --       --    --
Equity securities.    397  2.80       --    --       --    --       --    --
                  -------  ----   ------  ----   ------  ----   ------  ----
Total portfolio...$13,015  6.19%  $4,502  5.94%  $2,976  6.21%  $8,582  6.25%
                  =======  ====   ======  ====   ======  ====   ======  ====

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

     Deposit Accounts. Substantially all of the Bank's depositors are residents of Washington. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including money market deposit accounts, checking accounts, regular savings accounts and certificates of deposit. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. In recent periods, the Bank has used deposit interest rate promotions in connection with the opening of new branch offices.

     At September 30, 2000 the Bank had $42.4 million of jumbo certificates of deposit, which includes $19.2 million in public unit funds. The Bank does not solicit brokered deposits and believes that its jumbo certificates of deposit, which represented 20.0% of total deposits at September 30, 2000, present similar interest rate risk compared to its other deposit products.

    The following table sets forth information concerning the Bank's deposits at September 30, 2000.

                                  Weighted
                                  Average                Percentage
                                  Interest                of Total
Category                            Rate       Amount     Deposits
--------                            ----       ------     --------
                                            (In thousands)

Non-Interest Bearing                  --%       $11,861       5.58%
Negotiable order of withdrawal
 ("NOW ") Checking                  1.75         24,467      11.51
Passbook Savings                    2.60         28,647      13.47
Money Market Accounts               4.27         20,863       9.81
Other Deposits                        --          3,636       1.71

Certificates of Deposit(1)

Maturing within 1 year              5.99        101,415      47.70
Maturing after 1 year but
  within 2 years                    6.17         17,380       8.18
Maturing after 2 years but
  within 5 years                    5.66          3,876       1.82
Maturing after 5 years              6.98            466       0.22
                                    4.45       --------     ------
                                               $212,611     100.00%
                                               ========     ======
------------
(1)  Based on remaining maturity of certificates.

     The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 2000. Jumbo certificates of deposit have principal balances of $100,000 or more and the rates paid on such accounts are generally negotiable.

Maturity Period                             Amount
---------------                             ------
                                        (In thousands)

Three months or less....................... $24,594
Over three through six months..............   3,682
Over six through twelve months.............  10,979
Over twelve months.........................   3,165
                                            -------
    Total.................................. $42,420
                                            =======


     Deposit Flow.  The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.
                                                            At September 30,
                               -----------------------------------------------------------------------------
                                         2000                          1999                       1998
                               ---------------------------   ----------------------------    ---------------
                                        Percent                       Percent                        Percent
                                          of    Increase                of     Increase                 of
                               Amount   Total   (Decrease)   Amount    Total   (Decrease)    Amount   Total
                               ------   -----   ----------   ------    -----   ----------    ------   -----
                                                        (Dollars in thousands)

Non-interest-bearing........ $ 11,861    5.58%  $  3,501    $  8,360    4.44%    $  2,521   $ 5,839    3.42%
NOW checking................   24,467   11.51      3,228      21,239   11.29         (356)   21,595   12.64
Passbook savings accounts...   28,647   13.47       (749)     29,396   15.62        2,081    27,315   15.99

Money market deposit........   20,863    9.81      2,089      18,774    9.98        3,761    15,013
Certificates of deposit which
 mature in the year ending:
  Within 1 year.............  101,415   47.70     22,988      78,427   41.68        6,097    72,330   42.34
  After 1 year, but
    within 2 years..........   17,380    8.18     (5,530)     22,910   12.18        3,517    19,393   11.35
  After 2 years, but
    within 5 years..........    3,876    1.82     (1,442)      5,318    2.83          144     5,174    3.03
  Certificates maturing
    thereafter..............      466    0.22       (387)        853    0.45          189       664
Other.......................    3,636    1.71        765       2,871    1.53         (640)    3,511    2.05
                             --------  ------    -------    --------  ------      -------  --------  ------
     Total.................. $212,611  100.00%   $24,463    $188,148  100.00%     $17,314  $170,834  100.00%
                             ========  ======    =======    ========  ======      =======  ========  ======



     Time Deposits by Rates. The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated.

                                           At September 30,
                                      ------------------------
                                      2000      1999      1998
                                      ----      ----      ----
                                           (In thousands)

2.00 - 3.99%...................... $    109   $    222   $   227
4.00 - 4.99%......................    6,261     28,687       381
5.00 - 5.99%......................   50,198     74,565    80,539
6.00 - 6.99%......................   61,301      3,527    11,548
7.00% and over....................    5,268        507     4,866
                                   --------   --------   -------
Total............................. $123,137   $107,508   $97,561
                                   ========   ========   =======

     Time Deposits by Maturities. The following table sets forth the amount and maturities of time deposits at September 30, 2000.

                                          Amount Due
                       ---------------------------------------------
                                            After
                                  One to   Two to
                       Less Than   Two      Five     After
                       One Year   Years     Years  Five Years  Total
                       --------   -----     -----  ----------  -----
                                     (In thousands)

2.00 - 3.99%......... $    109   $    --   $    --  $    --  $    109
4.00 - 4.99%.........    6,253         8        --       --     6,261
5.00 - 5.99%.........   40,604     6,513     2,992       89    50,198
6.00 - 6.99%.........   50,913     9,266       843      279    61,301
7.00% and over.......    3,536     1,593        41       98     5,268
                      --------   -------   -------  -------  --------
Total...............  $101,415   $17,380   $ 3,876  $   466  $123,137
                      ========   =======   =======  =======  ========

     Deposit Activities. The following table sets forth the savings activities of the Bank for the periods indicated.

                                            Year Ended September 30,
                                           --------------------------
                                           2000      1999        1998
                                           ----      ----        ----
                                                 (In thousands)

Beginning balance....................... $188,148   $170,834    $173,003
Net deposits (withdrawals) before
   interest credited....................   16,070     10,038      (9,639)
Interest credited.......................    8,393      7,276       7,470
Net increase (decrease) in deposits.....   24,463     17,314      (2,169)
                                         --------   --------    --------
Ending balance.......................... $212,611   $188,148    $170,834
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

Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2000, the Bank maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of $108.4 million, under which $81.1 million was outstanding.

     The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated using monthly average balance:

                                          At or For the
                                     Year Ended September 30,
                                     ------------------------
                                       2000    1999    1998
                                       ----    ----    ----
                                      (Dollars in thousands)

Maximum amount of short-term FHLB
 advances at any month end.......... $76,700  $33,600   $500

Approximate average short-term FHLB
  advances outstanding..............  62,967   10,150    250

Approximate weighted average rate
 paid on short-term FHLB advances...   6.24%     5.41%   6.7%

Total short-term FHLB advances at
 end of period...................... 64,800    33,600     --

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

     Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about six basis points for each $100 in domestic deposits for SAIF members while BIF insured institutions pay an assessment equal to about 1.50 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2015.

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

     At September 30, 2000, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

     FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 or supplementary capital) to risk weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, adjustable-rate perpetual preferred stock, mandatory convertible securities, term subordinated debt, intermediate-term preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk- weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of Tier 1 capital.

     The Division requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At September 30, 2000, the Bank had a Tier 1 leverage capital ratio of 16.6% and net worth of 16.2% of total assets.

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

     The table below sets forth the Bank's capital position relative to its FDIC capital requirements at September 30, 2000. The definitions of the terms used in the table are those provided in the capital regulations issued by the FDIC.

                                                 At September 30, 2000
                                              ------------------------------
                                                         Percent of Adjusted
                                              Amount        Total Assets(1)
                                              ------        ---------------
                                                 (Dollars in thousands)

Tier 1 (leverage) capital................... $58,470          16.63%
Tier 1 (leverage) capital requirement.......  14,068           4.00
                                             -------          -----
Excess...................................... $44,402          12.63%
                                             =======          =====
Tier 1 risk adjusted capital................ $58,470          21.73%
Tier 1 risk adjusted capital requirement....  10,765           4.00
                                             -------          -----
Excess...................................... $47,705          17.73%
                                             =======          =====
Total risk-based capital.................... $61,110          22.71%
Total risk-based capital requirement........  21,530           8.00
                                             -------          -----
Excess...................................... $39,580          14.71%
                                             =======          =====
--------
(1) For the Tier 1 (leverage) capital and Washington regulatory capital calculations, percent of total average assets of $351.7 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $269.1 million.

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

Federal Reserve System

     The Federal Reserve Board requires under Regulation D that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank. Under Regulation D, a bank must establish reserves equal to 0% of the first $4.9 million of net transaction accounts, 3% of the next $41.6 million, and 10% plus $1.56 million of the remainder. The reserve requirement on non-personal time deposits with original maturities of less than 1.5 years is 0%. As of September 30, 2000, the Bank met its reserve requirements.

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

     The Company's total risk based capital must equal 8% of risk-weighted assets and one half of the 8%, or 4%, must consist of Tier 1 (core) capital. As of September 30, 2000, the Company's total risk based capital was 27.7% of risk-weighted assets and its risk based capital of Tier 1 (core) capital was 26.7% of risk-weighted assets.

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

Personnel

     As of September 30, 2000, the Bank had 111 full-time employees and 13 part-time employees. The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees is good.

Item 2.  Properties
-------------------

     The Bank operates 11 full-service facilities. The Bank owns all of its offices. In October 1999, the Bank converted the Silverdale loan production office to a full service branch in Poulsbo (Kitsap County), Washington, and in November 1999, the Bank opened a full service branch in Spanaway (Pierce County), Washington.

     The following table sets forth certain information regarding the Bank's offices at September 30, 2000, all of which are owned.

                                                 Approximate
                                                   Square
Location                             Year Opened   Footage    Deposits
--------                             -----------   -------    --------
                                                            (In thousands)
Main Office:

624 Simpson Avenue                       1966      7,700     $  63,315
Hoquiam, Washington 98550

300 N. Boone Street                      1974      3,400        25,281
Aberdeen, Washington 98520

314 Main South                           1975      2,800        33,067
Montesano, Washington 98563

361 Damon Road                           1977      2,100        20,986
Ocean Shores, Washington 98569

2418 Meridian East                       1980      2,400        32,158
Edgewood, Washington 98371

12814 Meridian East (South Hill)         1996      4,200        10,606
Puyallup, Washington 98373

202 Auburn Way South                     1994      4,200        13,971
Auburn, Washington 98002

1201 Marvin Road, N.E.                   1997      4,400         6,007
Lacey, Washington 98516

101 Yelm Avenue W.                       1999      1,800         3,628
Yelm, Washington 98597

20464 Viking Way NW                      1999      3,380         1,019
Poulsbo, Washington  98370

2419 224th Street E.                     1999      3,865         2,573
Spanaway, Washington  98387

Data Center:

422 6th Street                           1990      2,700           N/A
Hoquiam, Washington 98550

     The Bank also operates 13 proprietary ATMs that are part of a nationwide cash exchange network.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2000.

                             PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters
--------------------------------------------------------------

     The Company's common stock is traded on the Nasdaq National Market under the symbol "TSBK". As of September 30, 2000, there were 4,793,295 shares of common stock outstanding and approximately 825 shareholders of record, excluding persons or entities who hold stock in nominee or "street name"
accounts with brokers.   Dividend payments by the Company are dependent
primarily on dividends received by the Company from the Bank. Under federal regulations, the dollar amount of dividends the Bank may pay is dependent upon its capital position and recent net income. Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the FDIC regulations. However, institutions that have converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the mutual to stock conversion.

     The following table sets forth the market price range of the Company's common stock for the year ended September 30, 2000. This information was provided by the Nasdaq Stock Market.


                                High             Low          Dividends
                                 ----             ---          ---------

         Fiscal 2000
         -----------

         First Quarter          $12.06           $10.75          $0.08
         Second Quarter         $11.25           $ 9.81          $0.08
         Third Quarter          $10.88           $ 9.06          $0.09
         Fourth Quarter         $12.56           $10.31          $0.10

         Fiscal 1999
         -----------

         First Quarter          $14.38           $10.00          $0.06
         Second Quarter         $13.00           $11.41          $0.06
         Third Quarter          $12.06           $10.69          $0.07
         Fourth Quarter         $13.25           $11.44          $0.08

         Fiscal 1998
         -----------

         First Quarter            N/A              N/A             N/A
         Second Quarter         $18.75           $14.50            N/A
         Third Quarter          $18.50           $15.50          $0.06
         Fourth Quarter         $16.75           $10.75          $0.06

Item 6.  Selected Financial Data
--------------------------------

     The following table sets forth certain information concerning the consolidated financial position and results of operations of the Company and subsidiaries at and for the dates indicated. Since the Company had not commenced operations prior to the Bank's mutual-to-stock conversion in January 1998, the financial information presented for the periods prior to 1998 is that of the Bank only. The consolidated data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and its subsidiary presented herein.

                                            At September 30,
                               -------------------------------------------
                               2000     1999      1998      1997      1996
                               ----     ----      ----      ----      ----
                                            (In thousands)
SELECTED FINANCIAL CONDITION DATA:

Total assets................$368,080  $307,116  $265,709  $211,553  $194,357
Loans receivable and
 loans held for sale, net... 313,006   256,085   199,221   187,027   176,495
Investment securities
 held-to-maturity...........      --        --        --        --        --
Investment securities
 available-for-sale.........  17,506    17,664    17,860     1,587     1,572
Mortgage-backed securities
 held-to-maturity...........      --        --        --     3,990     4,951
Mortgage-backed securities
 available-for-sale.........  11,569    13,992    17,555        --        --
Cash and due from financial
 institutions interest-
 bearing deposits in banks..  12,002     8,126    21,784    11,446     5,055
Deposits.................... 212,611   188,148   170,834   173,003   156,549
FHLB advances...............  81,137    45,084    11,618    12,241    14,354
Shareholders' equity........  72,312    72,245    81,780    24,645    21,329

                                         Year Ended September 30,
                               -------------------------------------------
                               2000     1999      1998      1997      1996
                               ----     ----      ----      ----      ----
                                  (In thousands, except per share data)
SELECTED OPERATING DATA:

Interest and dividend
 income.....................$ 28,362 $  23,109  $ 20,650  $ 17,947  $ 16,500
Interest expense............  12,427     8,363     8,144     8,386     7,629
                            -------- ---------  --------  --------  --------
Net interest income.........  15,935    14,746    12,506     9,561     8,871
Provision for loan losses...     885       363       200       597        70
                            -------- ---------  --------  --------  --------
Net interest income after
 provision for loan losses..  15,050    14,383    12,306     8,964     8,801
Noninterest income..........   1,738       592     1,540     1,235       688
Noninterest expense.........   7,966     7,160     6,340     5,040     5,392
Income before income taxes..   8,822     7,815     7,506     5,159     4,097
Provision for income taxes..   2,925     2,597     2,410     1,830     1,419
                            -------- ---------  --------  --------  --------
Net income..................$  5,897 $   5,218  $  5,096  $  3,329  $  2,678
                            ======== =========  ========  ========  ========
Earnings per common share:
 Basic......................$   1.31 $    1.03  $   0.84       N/A       N/A
 Diluted....................$   1.31 $    1.03  $   0.84       N/A       N/A
 Dividends per share........$   0.35 $    0.27  $   0.12       N/A       N/A

                                            At September 30,
                               -------------------------------------------
                               2000     1999      1998      1997      1996
                               ----     ----      ----      ----      ----
OTHER DATA:

Number of real estate
 loans outstanding..........   3,000     2,797     2,708     2,679     2,512
Deposit accounts............  24,195    22,527    22,014    21,668    19,994
Full-service offices........      11         9         8         8         7

                                        At or For the Year Ended
                                              September 30,
                               -------------------------------------------
                               2000     1999      1998      1997      1996
                               ----     ----      ----      ----      ----
KEY FINANCIAL RATIOS:

Performance Ratios:
 Return on average
   assets (1)...............    1.75%     1.89%     1.99%     1.62%     1.46%
 Return on average
   equity (2)...............    8.27      6.95      7.56     14.39     13.21
 Interest rate spread (3)...    3.85      4.25      3.87      4.18      4.34
 Net interest margin (4)....    4.95      5.56      5.13      4.84      4.97
 Average interest-earning
   assets to average
   interest-bearing
   liabilities..............  128.55    141.50    137.84    115.60    114.76
 Noninterest expense as a
  percent of average
  total assets..............    2.37      2.60      2.47      2.46      2.93
 Efficiency ratio (5).......   45.07     46.68     45.14     46.68     56.41
 Book value per share.......  $15.09    $13.85    $13.02       N/A       N/A

Asset Quality Ratios:
 Nonaccrual and 90 days or
  more past due loans
  as a percent of loans
  receivable, net (6).......    1.14      1.56      2.39      4.06      0.86
 Nonperforming assets as a
  percent of total assets...    1.52      1.60      2.46      3.83      0.85
 Allowance for loan losses
  as a percent of total
  loans receivable, net (6).    0.84      0.80      0.86      0.91      0.64
 Allowance for losses as a
  percent of nonperforming
  loans.....................   73.09     50.92     36.00     22.39     74.54
 Net charge-offs to average
  outstanding loans.........    0.01        --        --      0.01        --

Capital Ratios:
 Total equity-to-assets
  ratio.....................   19.65     23.52     30.78     11.65     10.97
 Average equity to average
  assets (7)................   21.19     27.25     26.27     11.28     11.02
-------------------
(1) Net income divided by average total assets.
(2) Net income divided by average total equity.
(3) Difference between weighted average yield on interest-earning assets and weighted average interest-bearing liabilities.
(4) Net interest income (before provision for loan losses) as a percentage of average interest-earning assets.
(5) Other expenses (excluding federal income tax expense) divided by the sum of net interest income and noninterest income.
(6) Loans receivable includes loans held for sale and is not net of allowance for loan losses.
(7) Average total equity divided by average total assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

General

     Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto. Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this Annual Report contain certain "forward-looking statements" concerning the future operations of Timberland Bancorp, Inc. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in our Annual Report. We have used "forward-looking statements" to describe future plans and strategies, including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, the ability of the Company to efficiently incorporate acquisitions into its operations, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements.

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

     Diversify Primary Market Area by Expanding Branch Office Network. In an effort to lessen its dependence on the Grays Harbor County market whose economy has historically been tied to the timber and fishing industries, the Bank has opened branch offices in Pierce, King, Thurston and Kitsap Counties. Thurston, Pierce, King and Kitsap Counties contain the Olympia, Bremerton, and Seattle-Tacoma metropolitan areas and their economies are more diversified with the presence of government, aerospace and computer industries.

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

     Qualitative Aspects of Market Risk. The Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Bank has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Bank's interest-earning assets by retaining in its portfolio, short-term loans and loans with interest rates subject to periodic adjustments. The Bank relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Bank promotes transaction accounts and certificates of deposit with terms of up to six years.

     The Bank has adopted a strategy that is designed to substantially match the interest rate sensitivity of assets relative to its liabilities. The primary elements of this strategy involve the origination of ARM loans for its portfolio; maintaining residential construction loans as a portion of total net loans receivable because of their generally shorter terms and higher yields than other one- to- four family residential mortgage loans; matching asset and liability maturities; investing in short-term securities; the origination of fixed-rate loans for retention or sale in the secondary market and the retention of the related loan servicing rights.

     Sharp increases or decreases in interest rates may adversely affect the Bank's earnings. However, based on a rate shock analysis prepared by the FHLB of Seattle, an increase in interest rates of up to 100 basis points would increase the Bank's projected net interest income, primarily because a larger portion of the Bank's interest rate sensitive assets than interest rate sensitive liabilities would reprice within a one year period. Management has sought to sustain the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Bank actively originates adjustable rate loans for retention in its loan portfolio. Fixed-rate mortgage loans generally are originated for
the immediate or future resale in the secondary mortgage market.   At
September 30, 2000, adjustable rate mortgage loans and adjustable rate mortgage-backed securities constituted $166.7 million or 48.6%, of the Bank's total combined mortgage loan and mortgage-backed securities portfolio. Although the Bank has sought to originate ARM loans, the ability to originate such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed rate loans.

     Consumer loans and construction and land development loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Bank's exposure to fluctuations in interest rates. At September 30, 2000, the construction and land development, and consumer loan portfolios amounted to $89.9 million and $15.9 million, or 25.5% and 4.5% of total loans receivable (including loans held for sale), respectively.

     Quantitative Aspects of Market Risk. Management of the Bank monitors the Bank's interest rate sensitivity through the use of a model provided for the Bank by the FHLB of Seattle. The model estimates the changes in NPV (net portfolio value) and net interest income in response to a range of assumed changes in market interest rates. The model first estimates the level of the Bank's NPV (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment. In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates. The model then recalculates the Bank's NPV under different interest rate scenarios. The change in NPV under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk. The following table is provided by the FHLB of Seattle based on data at September 30, 2000.

                    Net Interest Income           Current Market Value
Projected       -----------------------------  -----------------------------
Interest Rate   Estimated $ Change  % Change   Estimated $ Change  % Change
Scenario          Value   from Base from Base     Value  from Base from Base
--------        --------- --------- ---------  --------- --------- ---------
                                 (Dollars in thousands)

+400             $13,156  $(1,196)   (8.33)%    $44,876  $(13,592)  (23.25)%
+300              13,651     (701)   (4.89)      48,696    (9,772)  (16.71)
+200              14,135     (217)   (1.51)      52,263    (6,205)  (10.61)
+100              14,471      119     0.83       55,684    (2,784)   (4.76)
BASE              14,352       --       --       58,468        --       --
-100              13,993     (359)   (2.50)      58,523        56     0.10
-200              13,297   (1,055)   (7.35)      56,241    (2,227)   (3.81)
-300              12,685   (1,667)  (11.61)      54,084    (4,384)   (7.50)
-400              12,212   (2,140)  (14.91)      52,938    (5,530)   (9.46)

     Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit decay, and should not be relied upon as indicative of actual results. Furthermore, the computations do not reflect any actions management may undertake in response to changes in interest rates.

     In the event of a 200 basis point decrease in interest rates, the Bank would be expected to experience an 3.8% decrease in NPV and a 7.4% decrease in net interest income. In the event of a 200 basis point increase in interest rates, a 10.6% decrease in NPV and an 1.5% decrease in net interest income would be expected. Based upon the modeling described above, the Bank's asset and liability structure generally results in decreases in NPV and decreases in net interest income in a declining interest rate scenario and decreases in NPV. This structure also generally results in decreases in net interest income in a rising interest rate environment. However, the amount of change in value of specific assets and liabilities due to changes in rates is not the same in a rising rate environment as in a falling rate environment.

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

Comparison of Financial Condition at September 30, 2000 and 1999

     Total Assets: Total assets increased 19.9% to $368.1 million at September 30, 2000 from $307.1 million at September 30, 1999. The increase was concentrated on loans receivable and loans held for sale, which grew $56.9 million, primarily funded by increased Federal Home Loan Bank ("FHLB") borrowings and increased deposits. Asset growth was partially offset by the use of $4.6 million to repurchase shares of the Company's stock.

     Cash and Due from Financial Institutions: Cash and due from financial institutions and interest-bearing deposit balances in banks increased to $12.0 million at September 30, 2000 from $8.1 million at September 30, 1999.

     Investments and Mortgage-backed Securities: Investments and mortgage-backed securities decreased 8.2% to $29.1 million at September 30, 2000 from $31.7 million at September 30, 1999, primarily as a result of redemptions to fund share repurchases and scheduled amortization and prepayments. For additional details on investments and mortgage-backed securities see Note 2 to the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

     Loans Receivable, and Loans Held-for-Sale, Net of Allowance for Loan
Losses: Loans receivable, including loans held-for-sale, net, increased 22.2% to $313.0 million at September 30, 2000 from $256.1 million at September 30, 1999. This increase is primarily centered in one-to-four family mortgage loans, multi-family mortgage loans, commercial mortgage loans and land loans held in the Bank's portfolio.

     Real Estate Owned, Net: Real estate owned, net, increased to $2.0 million at September 30, 2000 from $867,000 at September 30, 1999. This balance increased as the Bank foreclosed on a convenience store (with retail space) and was the successful bidder on the property at a sheriff's sale in January 2000. The property is classified as REO with a balance of $1.3 million at September 30, 2000. For additional information see "Item 1, Business -- Lending Activities -- Nonperforming Assets" and Note 5 to the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

     Deposits: Deposits increased 13.0% to $212.6 million at September 30, 2000 from $188.1 million at September 30, 1999, primarily due to growth of $15.6 million in the Bank's certificate of deposit accounts and smaller increases in the non-interest bearing accounts, N.O.W. checking accounts and money market accounts.

     Borrowings: Borrowings increased 80.0% to $81.1 million at September 30, 2000 from $45.1 million at September 30, 1999, due to increased FHLB advances, which were primarily used to fund loan portfolio growth.

     Shareholders' Equity: Total shareholders' equity increased to $72.3 million at September 30, 2000 from $72.2 million at September 30, 1999, primarily as a result of net income of $5.9 million, a $528,000 reduction in the equity component related to the unearned shares issued to the Employee Stock Ownership Trust, and an $87,000 decrease in Accumulated Other Comprehensive Loss category. These increases to shareholder's equity were partially offset by the repurchase of 424,127 shares of the Company's stock for $4.6 million and the payment of $1.7 million in dividends to shareholders.

     On June 26, 2000 the Company announced a plan to repurchase 243,040 shares of its common stock. This was the Company's seventh 5% stock repurchase plan since the Bank's conversion to a public company in January of 1998. As of September 30, 2000, the Company had repurchased 67,500 of these 243,040 shares at an average price per share of $11.56.

Comparison of Financial Condition at September 30, 1999 and 1998

     Total Assets: Total assets increased 15.6% to $307.1 million at September 30, 1999 from $265.1 million at September 30, 1998, primarily as a result of a $56.9 million increase in loans receivable and loans held for sale, net of allowance for loan losses, which was primarily funded by increased FHLB borrowings and increased deposits. The asset growth due to the increase in the loan portfolio was partially offset by the use of $13.1 million to repurchase shares of the Company's stock.

     Cash and Due from Financial Institutions: Cash and due from financial institutions and interest-bearing deposit balances in banks decreased by 62.7% to $8.1 million at September 30, 1999 from $21.8 million at September 30, 1998. This decrease is primarily due to $13.1 million in funds used to repurchase 1,064,453 shares of the Company's stock. These shares were repurchased in October 1998, February 1999 and September 1999.

     Investments and Mortgage-backed Securities: Investments and mortgage-backed securities decreased by 10.6% to $31.7 million at September 30, 1999 from $35.4 million at September 30, 1998, primarily as a result of
scheduled amortization, prepayments, maturities, and sales.   For additional
details on investments and mortgage- backed securities see Note 2 to the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

     Loans Receivable, and Loans Held-for-Sale, Net of Allowance for Loan
Losses: Loans receivable, including loans held-for-sale, net, increased by 28.5% to $256.1 million at September 30, 1999 from $199.2 million at September 30, 1998. This increase is primarily a result of an increase in one-to-four family mortgage loans, construction and land development loans, commercial mortgage loans, multi-family loans, and commercial business loans held in the Bank's portfolio.

     Real Estate Owned, Net: Real estate owned, net, decreased to $867,000 at September 30, 1999 from $1.7 million at September 30, 1998. This decrease is primarily attributable to a $741,000 decrease in the real estate owned balance of the condominium project that the Bank accepted a deed in lieu of
foreclosure on in November 1997.   For additional information see "Item 1,
Business -- Lending Activities --Nonperforming Assets."

     Deposits: Deposits increased by 10.1% to $188.1 million at September 30, 1999 from $170.8 million at September 30, 1998. This increase is primarily attributable to growth of $9.9 million in the Bank's certificate of deposit accounts and smaller increases in non-interest bearing accounts, passbook savings accounts, and money market accounts.

     Borrowings: Borrowings increased by 288.1% to $45.1 million at September 30, 1999 from $11.6 million at September 30, 1998 due to increased FHLB advances, which were primarily used to fund loan portfolio growth.

     Shareholders' Equity: Total shareholders' equity decreased by 11.7% to $72.2 million at September 30, 1999 from $81.8 million at September 30, 1998, primarily as a result of the repurchase of 1,064,453 shares of the Company's stock for $13.1 million, and is partially offset by net income of $5.2 million (less dividends paid of $1.5 million).

Comparison of Operating Results for Years Ended September 30, 2000 and 1999

     Net Income: Net income increased to $5.9 million or $1.31 per basic share ($1.31 per diluted share) for the year ended September 30, 2000 from net income of $5.2 million or $1.03 per basic share ($1.03 per diluted share) for the year ended September 30, 1999. Net income for the year ended September 30, 2000 was increased by a $408,000 ($269,000 after income tax) market value recovery on loans held for sale and the receipt of $290,000 ($191,000 after income tax) of delinquent interest and fee income on a large non-performing asset. Also affecting net income for the current year was a $522,000 ($345,000 after income tax) increase in the provision for loan losses (compared to the same period in 1999) primarily due to loan portfolio growth. Net income for the year ending September 30, 1999 was reduced by market value writedowns on loans held for sale of $583,000 ($385,000 after income tax), and was partially offset by the recognition of $442,000 ($292,000 after income tax) of delinquent interest and fee income on two large non-performing loans.

     Net Interest Income: Net interest income increased 8.1% to $15.9 million for the year ended September 30, 2000 from $14.7 million for the year ended September 30, 1999. Interest income for the twelve months ended September 30, 2000 and September 30, 1999 included $281,000 and $442,000 of delinquent interest received on large non-performing loans, respectively. The increase in net interest income was primarily a result of increased interest income from the Bank's larger loan portfolio. Average loan balances increased to $289.4 million for the twelve months ended September 30, 2000 from $223.7 million for the twelve months ended September 30, 1999. The increased interest income from the larger loan portfolio was partially offset by increased interest expense due to increased deposits and FHLB advances.

     Net interest margin was 4.95% (or 4.86% without the $281,000 in delinquent interest received) for the year ended September 30, 2000 compared to a net interest margin of 5.56% (or 5.40% without the $442,000 in delinquent interest received) for the year ended September 30, 1999. The Company's lower net interest margin is primarily a result of the increased use of higher costing funds (FHLB Advances and certificates of deposit) to support the Bank's loan growth. Also, the Company's net interest margin has been impacted by reduced earnings resulting from a smaller investment portfolio, as a portion of the interest bearing investments have been used to fund the Company's stock repurchase program.

     Interest expense increased 48.6% to $12.4 million for the year ended September 30, 2000 from $8.4 million at September 30, 1999, due to a $2.9 million increase in interest expense on deposits (resulting from both volume and average rate increases) and $3.0 million in increased interest related to borrowings primarily used to fund loan growth.

     Provision for Loan Losses: The provision for loan losses increased to $885,000 for the year ended September 30, 2000 from $363,000 for the year ended September 30, 1999. Management increased the provision for loan losses primarily due to growth in the Bank's loan portfolio. Management deemed the general loan loss reserves of $2.6 million at September 30, 2000 (0.84% of loans receivable and loans held for sale and 73.1% of non-performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date.

     Despite experiencing a higher percentage of non-performing loans than some peer group averages, the Company's actual net charge-offs continue to remain relatively small. For the year ended September 30, 2000 net charge-offs and transfers were $301,000. Over the last five fiscal years, the Company's combined net charge-offs and transfers have totaled only $592,000. For additional information see "Item 1, Business -- Lending Activities -- Allowance for Loan Losses."

     Noninterest Income: Total noninterest income increased to $1.7 million for the year ended September 30, 2000 from $592,000 for the year ended September 30, 1999. This increase is primarily due to a combined change of $991,000 in the market value adjustments on loans held for sale as the Company had a $408,000 market value recovery for the year ended September 30, 2000 compared to a $583,000 market value writedown for the year ended September 30, 1999. Smaller increases in service charges on deposits, gains on sale of loans and other fees also contributed to the overall increase.

     Noninterest Expense: Total noninterest expense increased 11.3% to $8.0 million for the year ended September 30, 2000 from $7.2 million for the year ended September 30, 1999. The increase in noninterest expense is primarily due to a $289,000 increase in salary and employee benefit expense, a $103,000 increase in premises and equipment expense, a $90,000 increase in advertising expense, and an $88,000 increase in the cost of REO operations. The increase in noninterest expense was also in connection with the establishment of a $150,000 reserve associated with a check-kiting situation that resulted in a checking account overdraft. The individual involved with the checking-kiting scheme has made regular payments to resolve the overdraft. While no assurances can be given, the Bank expects to fully recover the overdraft.

     Provision for Income Taxes: The provision for income taxes increased to $2.9 million for the year ended September 30, 2000 from $2.6 million for the year ended September 30, 1999 primarily as a result of higher income before income taxes. The effective tax rate in both years was 33.2%.

Comparison of Operating Results for Years Ended September 30, 1999 and 1998

     Net Income: Net income increased to $5.2 million, or $1.03 per basic share ($1.03 per diluted share) for the year ended September 30, 1999 from $5.1 million, or $0.84 per basic share ($0.84 per diluted share) for the year ended September 30, 1998.

     Net Interest Income: Net interest income increased 17.9% to $14.7 million for the year ended September 30, 1999 from $12.5 million for the year ended September 30, 1998, primarily as a result of increased interest income from growth in the Bank's loan portfolio.

     Interest and dividend income increased by 11.9% to $23.1 million for the year ended September 30, 1999 from $20.7 million for the year ended September 30, 1998 primarily due to increased interest income on loans receivable. This increase was primarily a result of growth in the Bank's loan portfolio as average loans receivable increased to $223.7 million for the year ended September 30, 1999 from $192.1 million for the year ended September 30, 1998. Interest income was also increased by $442,000 of delinquent interest and fee income that was received on two large nonperforming loans.

     Interest expense increased by 2.7% to $8.4 million for the year ended September 30, 1999 from $8.1 million for the year ended September 30, 1998, primarily due to increased interest expense on FHLB advances.

     Provision for Loan Losses: Provision for loan losses increased to $363,000 for the year ended September 30, 1999 from $200,000 for the year ended September 30, 1998. Management increased the provision primarily due to growth in the Bank's loan portfolio. Management deemed the loan loss reserves of $2.1 million at September 30, 1999 (0.80% of loans receivable and loans held for sale and 50.9% of non-performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date. For additional information, see "Item 1, Business -- Lending Activities -- Nonperforming Assets" included herein.

     Noninterest Income: Total noninterest income decreased 61.6% to $592,000 for the year ended September 30, 1999 from $1.5 million for the year ended September 30, 1998, primarily due to market value writedowns on loans held for sale of $583,000. Decreases in servicing income on loans sold of $269,000 and gains on sale of loans of $205,000 also contributed to the overall decrease. These decreases were partially offset by a $123,000 increase in service charges on deposits.

     Noninterest Expense: Total noninterest expense increased 12.9% to $7.2 million for the year ended September 30, 1999 from $6.3 million for the year ended September 30, 1998. The largest portion of this increase is a result of a $374,000 increase in salary and employee benefit expense, which is primarily a result of hiring additional employees to staff the new branches. Smaller increases in expenses relating to premises and equipment, advertising, and ATMs accounted for the majority of the remaining increase.

     Provision for Income Taxes: The provision for income taxes increased to $2.6 million for the year ended September 30, 1999 from $2.4 million for the year ended September 30, 1998 primarily as a result of higher income before income taxes.

Nonperforming Assets

     Information with respect to the Bank's nonperforming assets at September 30, 2000 and September 30, 1999 is contained in "Item 1, Business -- Lending Activities -- Nonperforming Assets and Delinquencies."

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


                                                    Year Ended September 30,
                              ---------------------------------------------------------------------------
                                       2000                      1999                     1998
                              ------------------------  ------------------------- -----------------------
                                      Interest                   Interest                 Interest
                              Average and       Yield/  Average  and       Yield/ Average and       Yield/
                              Balance Dividends  Cost   Balance  Dividends Cost   Balance Dividends  Cost
                              ------- ---------  ----   -------  --------- ----   ------- ---------  ----
                                                        (Dollars in thousands)

Interest-earning assets:
  Loans receivable (1)(2)...  $289,377  $26,325  9.10%  $223,691  $20,721  9.26%  $192,082  $17,712  9.22%
  Mortgage-backed and
   investment securities....    18,966    1,183  6.24     23,087    1,382  5.99     17,013    1,067  6.27
  FHLB stock and equity
   securities...............    11,009      713  6.48     13,106      766  5.84      2,824      180  6.69
  Interest-bearing deposits.     2,697      141  5.23      5,132      240  4.68     31,901    1,682  5.27
                              --------  -------  ----   --------  -------  ----   --------  -------  ----
    Total interest-earning
      assets................   322,049   28,362  8.81    265,016   23,109  8.72    243,820   20,650  8.47
Non-interest-earning assets.    14,457                    10,653                    12,816
                              --------                  --------                  --------
    Total assets............  $336,506                  $275,669                  $256,636
                              ========                  ========                  ========
Interest-bearing liabilities:
  Passbook accounts.........    27,183      694  2.55   $ 26,783      695  2.59   $ 33,025      906  2.74
  Money market accounts.....    18,947      741  3.91     16,752      628  3.75     14,299      543  3.80
  NOW accounts..............    22,414      384  1.71     21,283      363  1.71     20,139      390  1.94
  Certificates of deposit...   117,466    6,574  5.60    102,506    5,590  5.45     97,434    5,631  5.78
  FHLB advances-other
   borrowed money...........    64,518    4,034  6.25     19,967    1,087  5.44     11,991      674  5.62
                              --------  -------         --------  -------         --------  -------
    Total interest bearing
      liabilities...........   250,528   12,427  4.96    187,291    8,363  4.47    176,888    8,144  4.60
Non-interest bearing
  liabilities...............    14,656                    13,271                    12,337
                              --------                  --------                  --------
    Total liabilities.......   265,184                   200,562                   189,225

Shareholders' equity........    71,322                    75,107                    67,411
                              --------                  --------                  --------
    Total liabilities and
     shareholders' equity...  $336,506                  $275,669                  $256,636
                              ========                  ========                  ========
Net interest income.........            $15,935                   $14,746                   $12,506
                                        =======                   =======                   =======
Interest rate spread........                     3.85%                     4.25%                     3.87%
                                                 ====                      ====                      ====
Net interest margin (3).....                     4.95%                     5.56%                     5.13%
                                                 ====                      ====                      ====

Ratio of interest-earning
 assets to average interest-
 bearing liabilities........                   128.55%                   141.50%                   137.84%
                                               ======                    ======                    ======
----------------
(1) Does not include interest on loans 90 days or more past due.  Includes loans originated for sale.
(2) Average balance includes nonaccrual loans.
(3) Net interest income divided by total interest earning assets.



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

                                           Year Ended September 30,          Year Ended September 30,
                                            2000 Compared to Year             1999 Compared to Year
                                           Ended September 30, 1999          Ended September 30, 1998
                                             Increase (Decrease)               Increase (Decrease)
                                                  Due to                               Due to
                                     --------------------------------     ---------------------------------
                                                       Rate/    Net                         Rate/     Net
                                     Rate    Volume   Volume   Change     Rate   Volume    Volume    Change
                                     ----    ------   ------   ------     ----   ------    ------    ------
                                                                  (In thousands)
Interest-earning assets:
 Loans receivable (1).............. $(362)   $6,077   $(111)   $5,604   $    78   $2,916   $    15   $3,009
 Investments and mortgage-
    backed securities..............    57      (246)    (10)     (199)      (49)     382       (18)     315
 FHLB stock and equity securities..    82      (122)    (13)      (53)      (24)     688       (87)     577
 Interest-bearing deposits.........    30      (114)    (15)      (99)     (189)  (1,411)      158   (1,442)
                                    -----     ------  -----    ------    ------   ------     -----   ------
Total net change in income
 on interest-earning assets........  (193)     5,595   (149)    5,253      (184)   2,575        68    2,459

Interest-bearing liabilities:
 Passbook accounts.................   (11)        11     (1)       (1)      (50)    (171)       10     (211)
 NOW accounts......................    --         21     --        21       (48)      23        (2)     (27)
 Money market accounts.............    26         84      3       113        (8)      94        (1)      85
 Certificate accounts..............   153        809     22       984      (317)     293       (17)     (41)
 FHLB advances and other
  borrowed money...................   162      2,424    361     2,947       (21)     448       (14)     413
                                    -----     ------  -----    ------    ------   ------     -----   ------
Total net change in expense
 on interest-bearing liabilities...   330      3,349    385     4,064      (444)     687       (24)     219
                                    -----     ------  -----    ------    ------   ------     -----   ------
Net change in net interest income.. $(523)    $2,246  $(534)   $1,189    $  260   $1,888     $  92   $2,240
                                    =====     ======  =====    ======    ======   ======     =====   ======
---------------
(1) Excludes interest on loans 90 days or more past due.  Includes loans originated for sale.




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

     The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2000, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 20.3%. At September 30, 2000, the Bank also maintained an uncommitted credit facility with the FHLB of Seattle that provided for immediately available advances up to an aggregate amount of $108.4 million, under which $81.1 million was outstanding.

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

     The Bank's primary investing activity is the origination of one- to- four family mortgage loans and construction and land development loans. During the years ended September 30, 2000, 1999 and 1998, the Bank originated $34.2 million $41.1 million and $45.4 million of one- to- four family mortgage loans and $69.6 million, $63.2 million and $58.1 million of construction and land development loans, respectively. At September 30, 2000, the Bank had mortgage loan commitments totaling $17.4 million and undisbursed loans in process totaling $32.8 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2000 totaled $101.4 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

     Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At September 30, 2000, the Bank was in compliance with all applicable capital requirements. For additional details see the regulatory capital table in Note 17 to the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data" and "Item 1, Business -- Regulation of the Bank -- Capital Requirements."

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     The information contained under "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk and Asset and Liability Management" of this Form 10-K is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

                TIMBERLAND BANCORP, INC. AND SUBSIDIARY

               Index to Consolidated Financial Statements


                                                                      Page
                                                                       ----
Independent Auditors Report                                             49

Consolidated Balance Sheets as of September 30, 2000 and 1999           50
Consolidated Statements of Income For the Years Ended
 September 30, 2000, 1999 and 1998                                      51
Consolidated Statements of Shareholders' Equity For the
  Years Ended September 30, 2000, 1999 and 1998                         52
Consolidated Statements of Cash Flows For the Years Ended
  September 30, 2000, 1999 and 1998                                     53-54
Consolidated Statements of Comprehensive Income For the
  Years Ended September 30, 2000, 1999 and 1998                         55
Notes to Consolidated Financial Statements                              56

                        Independent Auditors' Report



November 2, 2000

The Board of Directors
Timberland Bancorp, Inc.
Hoquiam, Washington

We have audited the accompanying consolidated balance sheets of Timberland Bancorp, Inc. and Subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, cash flows and comprehensive income for each of the years in the three-year period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Timberland Bancorp, Inc. and Subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000, in conformity with generally accepted accounting principles.

/s/Knight Vale & Gregory PLLC

Tacoma, Washington
November 2, 2000

Consolidated Balance Sheets
------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2000 and 1999


                                                           2000        1999

Assets
  Cash and due from financial institutions               $  8,893   $  6,810
  Interest bearing deposits in banks                        3,109      1,316
  Investments and mortgage-backed securities               29,075     31,656

  Loans receivable, net                                   284,663    233,597
  Loans held for sale                                      28,343     22,488
                                                          313,006    256,085

  Accrued interest receivable                               1,756      1,480
  Premises and equipment                                    8,614      7,621
  Real estate owned                                         1,966        867
  Other assets                                              1,661      1,281

  Total assets                                           $368,080   $307,116


Liabilities and Shareholders' Equity

Liabilities
  Deposits                                               $212,611   $188,148
  Federal Home Loan Bank advances                          81,137     45,084
  Other liabilities and accrued expenses                    2,020      1,639
  Total liabilities                                       295,768    234,871


Shareholders' Equity
  Preferred stock, $0.01 par value; 1,000,000 shares
    authorized; none issued                                   - -        - -
  Common stock, $0.01 par value; 50,000,000 shares
    authorized; 6,612,500 shares issued, 4,793,295 and
    5,217,422 shares outstanding                               48         52
  Additional paid-in capital                               42,250     46,943
  Unearned shares issued to employee stock ownership
    trust                                                  (6,477)    (7,005)
  Retained earnings                                        36,795     32,646
  Accumulated other comprehensive loss                       (304)      (391)
  Total shareholders' equity                               72,312     72,245

  Total liabilities and shareholders' equity             $368,080   $307,116

See notes to consolidated financial statements.

Consolidated Statements of Income
------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2000, 1999 and 1998


                                                2000       1999        1998

Interest and Dividend Income
  Loans receivable                            $26,325     $20,721    $17,712
  Investments and mortgage-backed securities    1,183       1,382      1,067
  Dividends from investments                      713         766        189
  Interest bearing deposits in banks              141         240      1,682
  Total interest and dividend income           28,362      23,109     20,650

Interest Expense
  Deposits                                      8,393       7,276      7,470
  Federal Home Loan Bank advances               4,034       1,087        674
  Total interest expense                       12,427       8,363      8,144

  Net interest income                          15,935      14,746     12,506

Provision for Loan Losses                         885         363        200

  Net interest income after provision for
    loan losses                                15,050     14,383      12,306

Non-Interest Income
  Service charges on deposits                     507         440        317
  Gain on sale of loans, net                      103          74        279
  Market value adjustment on loans held for sale  408        (583)        19
  Gain (loss) on sale of securities available
    for sale, net                                 (22)        - -         22
  Escrow fees                                     198         240        242
  Servicing income (expenses) on loans sold       (2)         (17)       252
  Other                                           546         438        409
  Total non-interest income                     1,738         592      1,540

Non-Interest Expense
  Salaries and employee benefits                4,535       4,246      3,872
  Premises and equipment                          960         856        730
  Advertising                                     389         299        234
  Other                                         2,082       1,759      1,504
  Total non-interest expense                    7,966       7,160      6,340

  Income before federal income taxes            8,822       7,815      7,506

Federal Income Taxes                            2,925       2,597      2,410

  Net income                                 $  5,897    $  5,218   $  5,096


Earnings Per Common Share/Basic and Diluted     $1.31       $1.03       $.84

See notes to consolidated financial statements.


Consolidated Statements of Shareholders' Equity
------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2000, 1999 and 1998

                                                                  Unearned
                                                                  Shares                Accumulated
                                                                  Issued to             Other
                                                                  Employee              Compre-
                                     Common Stock     Additional  Stock                 hensive
                                                      Paid-in     Ownership  Retained   Income
                                  Shares     Amount   Capital     Trust      Earnings   (Loss)      Total

Balance, September 30, 1997           - -     $- -    $    - -    $  - -     $24,645    $    - -   $ 24,645

Issuance of common stock        6,612,500       66      64,884       - -         - -         - -     64,950
Net income                            - -      - -         - -       - -       5,096         - -      5,096
Repurchase of common stock       (330,625)      (3)     (4,732)      - -         - -         - -     (4,735)
Cash dividends ($.12 per share)       - -      - -         - -       - -        (793)        - -       (793)
Shares acquired for ESOP              - -      - -         - -    (7,930)        - -         - -     (7,930)
Earned ESOP shares                    - -      - -          31       396         - -         - -        427
Change in unrealized gain on
  securities available for sale,
  net of tax                          - -      - -         - -       - -         - -         120        120

  Balance,
  September 30, 1998            6,281,875       63      60,183    (7,534)     28,948         120     81,780

Net income                            - -      - -         - -       - -       5,218         - -      5,218
Repurchase of common stock     (1,064,453)     (11)    (13,139)      - -         - -         - -    (13,150)
Cash dividends ($.27 per share)       - -      - -         - -       - -      (1,520)        - -     (1,520)
Earned ESOP shares                    - -      - -        (101)      529         - -         - -        428
Change in unrealized loss on
  securities available for sale,
  net of tax                          - -      - -         - -       - -         - -        (511)      (511)

  Balance,
  September 30, 1999            5,217,422       52      46,943    (7,005)     32,646        (391)    72,245

Net income                            - -      - -         - -       - -       5,897         - -      5,897
Repurchase of common stock       (424,127)      (4)     (4,599)      - -         - -         - -     (4,603)
Cash dividends ($.35 per share)       - -      - -         - -       - -      (1,748)        - -     (1,748)
Earned ESOP shares                    - -      - -         (94)      528         - -         - -        434
Change in unrealized loss on
  securities available for sale,
  net of tax                          - -      - -         - -       - -         - -          87         87

  Balance,
  September 30, 2000            4,793,295      $48     $42,250   ($6,477)    $36,795       ($304)  $ 72,312

See notes to consolidated financial statements.

                                                             52

Consolidated Statements of Cash Flows
------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2000, 1999 and 1998

                                                2000       1999        1998

Cash Flows from Operating Activities
  Net income                                $   5,897    $  5,218   $  5,096
  Noncash revenues, expenses, gains and losses
    included in income:
     Depreciation                                 424         364        348
     Deferred federal income taxes               (231)       (449)       (33)
     Earned ESOP shares                           434         428        427
     Federal Home Loan Bank stock dividends      (224)       (134)      (126)
     Market value adjustment on loans held
        for sale                                 (408)        583        (19)
     Loss on sale of real estate owned, net        25         - -         25
     (Gain) loss on sale of securities
        available for sale                         22         - -        (22)
     (Gain) loss on sale of loans                (103)        (74)        279
     Provision for loan and real estate
        owned losses                              936         391         200
  Net increase in loans originated for sale    (5,169)    (14,783)     (4,618)
  Net change in accrued interest receivable
    and other assets, and other liabilities
    and accrued expenses                          (89)      1,339        (714)
  Net cash provided by (used in) operating
    activities                                  1,514      (7,117)        843

Cash Flows from Investing Activities
  Net (increase) decrease in interest-bearing
    deposits in banks                          (1,793)     13,429      (8,295)
  Activity in securities available for sale:
    Sales                                       2,482         - -         312
    Maturities, prepayments and calls           2,421      29,889       7,548
    Purchases                                  (1,989)    (26,826)    (17,025)
  Activity in securities held to maturity:
    Purchases                                     - -         - -     (20,371)
  Increase in loans receivable, net           (54,139)    (44,568)    (11,846)
  Additions to premises and equipment          (1,416)     (2,664)       (257)
  Additions to real estate owned                 (271)        - -        (663)
  Proceeds from sale of real estate owned       1,109       1,498       3,097
  Proceeds from sale of premises and
    equipment                                    - -          20         - -
  Net cash used in investing activities       (53,596)    (29,222)    (47,500)

Cash Flows from Financing Activities
  Increase (decrease) in deposits              24,463      17,314      (2,169)
  Increase (decrease) in Federal Home
    Loan Bank advances                         36,053      33,466        (623)
  Proceeds from the issuance of common
    stock, net of related costs                   - -         - -      64,950
  Repurchase of common stock                   (4,603)    (13,150)     (4,735)
  Payment of dividends                         (1,748)     (1,520)       (793)
  Common stock purchased for ESOP                 - -         - -      (7,930)
  Net cash provided by financing activities    54,165      36,110      48,700

  Net increase (decrease) in cash               2,083        (229)      2,043

Cash and Due from Financial Institutions
  Beginning of year                             6,810       7,039       4,996

  End of year                               $   8,893    $  6,810    $  7,039

(continued)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
------------------------------------------------------------------------------
(concluded) (Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2000, 1999 and 1998


                                                2000        1999       1998

Supplemental Disclosures of Cash Flow
 Information
   Income taxes paid                         $ 3,195       $2,975     $3,012
   Interest paid                              12,151        8,171      8,202

Supplemental Disclosures of Non-Cash
 Investing Activities
   Transfer of securities from held to
     maturity to available for sale          $   - -       $  - -    $20,375
   Market value adjustment of securities
     held for sale, net of tax                    87         (511)       120
   Loans transferred to real estate owned      2,013          581      3,909

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2000, 1999 and 1998


                                                 2000       1999       1998

Comprehensive Income
  Net income                                   $5,897      $5,218     $5,096
  Change in unrealized gains (losses)
    on securities available for sale,
    net of tax                                     87        (511)       120

  Total comprehensive income                   $5,984      $4,707     $5,216

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2000 and 1999

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Timberland Bancorp, Inc. (the Company); its wholly owned subsidiary, Timberland Savings Bank, SSB (the Bank); and the Bank's wholly owned subsidiary, Timberland Service Corp. All significant intercompany transactions and balances have been eliminated.

Nature of Operations

The Company is a holding company which operates primarily through its subsidiary, the Bank. The Bank was established in 1915 and, through its eleven branches located in Grays Harbor, Pierce, Thurston, Kitsap and King Counties in Washington State, attracts deposits from the general public, and uses those funds, along with other borrowings, to provide primarily real estate loans to borrowers in western Washington, and to invest in investment securities and mortgage-backed securities.

Consolidated Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices within the banking industry. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of foreclosed real estate and deferred tax assets.

Certain prior year amounts have been reclassified to conform to the 2000 presentation.

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

(continued)
                                     56

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2000 and 1999

Note 1 - Summary of Significant Accounting Policies (continued)

Investments and Mortgage-Backed Securities

Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest rates, prepayment rates, need for liquidity, and changes in the availability of and the yield of alternative investments, are considered securities available for sale, and are reported at fair value. Fair value is determined using published quotes as of the close of business on reporting dates. Unrealized gains and losses are excluded from earnings, and are reported as a separate component of shareholders' equity, net of the related deferred tax effect, entitled "Accumulated other comprehensive income (loss)." Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings. Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity.

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

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2000 and 1999

Note 1 - Summary of Significant Accounting Policies (continued)

Allowances for Losses (concluded)

When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when it is determined that the sole source of repayment for the loan is the operation or liquidation of the underlying collateral. In such case, impairment is measured at current fair value of the collateral, reduced by estimated selling costs. When the measurement of the impaired loan is less than the recorded investment in the loan, including accrued interest and net unamortized deferred loan fees or costs, loan impairment is recognized by establishing or adjusting an allocation of the allowance for loan losses. SFAS No. 114, as amended, does not change the timing of charge-offs of loans to reflect the amount ultimately expected to be collected.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are stated in the aggregate at the lower of cost or estimated market value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains or losses on sales of loans are recognized at the time of sale. The gain or loss is determined by the difference between the net sales proceeds and the recorded value of the loans, including any remaining unamortized deferred loan fees.

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

Loan Servicing Fees

The Bank records its mortgage servicing rights at fair value in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which requires the Bank to allocate the total cost of all mortgage loans, whether originated or purchased, to the loans (without the mortgage servicing rights), and to mortgage servicing rights based on their relative fair values. The Bank is amortizing the mortgage servicing assets, which totaled $356,000 and $358,000 at September 30, 2000 and 1999, respectively, over the period of the estimated servicing income.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2000 and 1999

Note 1 - Summary of Significant Accounting Policies (continued)

Premises and Equipment

Premises and equipment are recorded at cost. Depreciation is computed on the straight-line method over the following estimated useful lives: buildings - thirty to forty years; furniture and equipment - three to seven years; automobile - five years. The cost of maintenance and repairs is charged to expense as incurred. Gains and losses on dispositions are reflected in earnings.

Real Estate Owned

Real estate owned (REO) consists of properties acquired through or in lieu of foreclosure, recorded initially at the lower of cost or fair value of the properties less estimated costs of disposal. Costs relating to development and improvement of the properties are capitalized; costs relating to holding the properties are expensed.

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

In 1996, the percentage-of-income bad debt deduction for federal tax purposes was eliminated. In addition, federal tax bad debt reserves which had been accumulated since October 1, 1988, that exceeded the reserves which would have been accumulated based on actual experience, are subject to recapture over a six-year recapture period. As of September 30, 2000, the Bank's federal tax bad debt reserves subject to recapture approximated $1,100,000.

Deferred federal income taxes result from temporary differences between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements. These will result in differences between income for tax purposes and income for financial reporting purposes in future years. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2000 and 1999

Note 1 - Summary of Significant Accounting Policies (concluded)

Employee Stock Ownership Plan

The Bank sponsors a leveraged Employee Stock Ownership Plan (ESOP). The ESOP is accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plan. Accordingly, the debt of the ESOP is recorded as other borrowed funds of the Bank, and the shares pledged as collateral are reported as unearned shares issued to the employee stock ownership trust on the consolidated balance sheets. The debt of the ESOP is with the Company and is thereby eliminated in the consolidated financial statements. As shares are released from collateral, compensation expense is recorded equal to the average market price of the shares for the period, and the shares become outstanding for earnings per share calculations. Cash dividends on unallocated shares which are collateral for debt are used to reduce scheduled principal and interest payments, and are recorded as a reduction of compensation expense.

Cash Equivalents

The Company considers all amounts included in the balance sheet caption "Cash and due from financial institutions" to be cash equivalents.

Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method, in accordance with APB No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements. However, the required pro forma disclosures of the effects of all options granted have been provided in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company's stock option plans. In 2000 and 1999 the effect of the Company's stock options on earnings per share was antidilutive and, thus, basic and diluted earnings per share are the same.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2000 and 1999

Note 2 - Investments and Mortgage-Backed Securities

Investments and mortgage-backed securities have been classified according to management's intent (dollars in thousands):

                                          Gross       Gross
                             Amortized    Unrealized  Unrealized   Fair
                             Cost         Gains       Losses      Value

Available for Sale

September 30, 2000
  U.S. agency securities      $ 6,502    $  - -       ($  86)    $ 6,416
  Mortgage-backed securities   11,846         2         (279)     11,569
  Municipal bonds                  73       - -           (2)         71
  Mutual funds                  6,641       - -         (169)      6,472
  FHLB stock                    4,150       - -          - -       4,150
  Equity securities               323       116          (42)        397

  Total                       $29,535    $  118       ($ 578)    $29,075


September 30, 1999
  U.S. agency securities      $ 6,506    $  - -       ($  87)    $ 6,419
  Mortgage-backed securities   14,267         6         (281)     13,992
  Mutual funds                  9,017       - -         (172)      8,845
  FHLB stock                    2,338       - -          - -       2,338
  Equity securities               121       - -          (59)         62

  Total                       $32,249    $    6        ($599)    $31,656

The FHLB stock has a par value of $100 per share and is recorded at cost. Stock owned in excess of required amounts can only be redeemed by the Federal Home Loan Bank of Seattle.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2000 and 1999

Note 2 - Investments and Mortgage-Backed Securities (concluded)

Mortgage-backed securities pledged as collateral for public fund deposits totaled $2,459,000 and $1,012,000 at September 30, 2000 and 1999,
respectively.

The contractual maturities of debt securities available for sale at September 30, 2000 are as follows (dollars in thousands). Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

                                                          Amortized    Fair
                                                            Cost       Value

Due within one year                                      $  2,010   $  1,996
Due from one year to five years                             4,576      4,502
Due from five to ten years                                  3,050      2,976
Due after ten years                                         8,785      8,582

     Total                                               $ 18,421   $ 18,056

Note 3 - Loans Receivable and Loans Held for Sale

Loans receivable and loans held for sale consisted of the following at September 30 (dollars in thousands):

                                                          2000         1999

Mortgage loans:
  One- to four-family                                   $ 108,307  $  92,062
  Multi-family                                             33,604     15,945
  Commercial                                               58,632     52,049
  Construction and land development                        89,903     90,621
  Land                                                     12,561      9,059
  Total mortgage loans                                    303,007    259,736

Consumer loans:
  Home equity and second mortgage                           9,816      7,978
  Other                                                     6,081      4,279
  Total consumer loans                                     15,897     12,257

Commercial business loans                                   4,808      4,611

  Total loans receivable                                  323,712    276,604

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2000 and 1999

Note 3 - Loans Receivable and Loans Held for Sale (continued)

                                                          2000        1999

Less:
  Undisbursed portion of loans in process                $ 32,831   $ 37,781
  Unearned income                                           3,578      3,170
  Allowance for loan losses                                 2,640      2,056
                                                           39,049     43,007

  Loans receivable, net                                   284,663    233,597

Loans held for sale (one- to four-family)                  28,518     23,071
Market value adjustment                                      (175)      (583)
  Loans held for sale, net                                 28,343     22,488

     Total loans receivable and loans held for sale      $313,006   $256,085


The weighted average interest rate on all loans at September 30, 2000 and 1999 was 8.64% and 8.37%, respectively.

Loans serviced for the Federal Home Loan Mortgage Corporation and others at September 30, 2000 and 1999 were $68,849,000 and $63,765,000, respectively.

Certain related parties of the Bank, principally Bank directors and officers, were loan customers of the Bank in the ordinary course of business during 2000 and 1999. Activity in related party loans during the years ended September 30 is as follows (dollars in thousands):

                                                             2000       1999

Balance, beginning of year                                   $774       $768
New loans                                                      63         32
Repayments                                                    (30)       (26)

  Balance, end of year                                       $807       $774

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2000 and 1999

Note 3 - Loans Receivable and Loans Held for Sale (concluded)

At September 30, 2000 and 1999, the Bank had non-accruing loans totaling approximately $3,612,000 and $3,589,000, respectively. At September 30, 2000 no loans were 90 days or more past due and still accruing interest. At September 30, 1999, approximately $449,000 of loans were 90 days or more past due and still accruing interest. Loans over 90 days past due and still accruing interest at September 30, 1999 were secured and in the process of collection. No interest income was recorded on non-accrual loans for the years ended September 30, 2000, 1999 and 1998. The average investment in non-accrual loans for the years ended September 30, 2000, 1999 and 1998 was $3,460,000, $3,565,000 and $5,014,000, respectively.

An analysis of the allowance for loan losses for the years ended September 30 follows (dollars in thousands):

                                                 2000       1999       1998

Balance, beginning of year                     $2,056      $1,728     $1,716
Provision for loan losses                         885         363        200
Transfers to allowance for possible
   losses on REO                                 (270)        (30)      (180)
Loans charged off                                (293)         (5)        (8)
Recoveries                                        262         - -        - -

     Balance, end of year                      $2,640      $2,056     $1,728

Note 4 - Premises and Equipment

Premises and equipment consisted of the following at September 30 (dollars in thousands):

                                                            2000        1999

Land                                                      $ 2,303    $ 1,877
Buildings and improvements                                  6,271      4,701
Furniture and equipment                                     2,294      2,084
Automobiles                                                    19         22
Property held for future expansion                            596        596
Construction and purchases in progress                        536      1,357
                                                           12,019     10,637
Less accumulated depreciation                               3,405      3,016

     Total premises and equipment                         $ 8,614    $ 7,621

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2000 and 1999

Note 5 - Real Estate Owned

Real estate owned consisted of the following at September 30 (dollars in thousands):

                                                            2000       1999

Real estate acquired through foreclosure                   $2,057     $1,060
Allowance for possible losses                                 (91)      (193)

  Total real estate owned                                  $1,966     $  867

An analysis of the allowance for possible losses follows (dollars in thousands):

                                                 2000        1999       1998

Balance, beginning of year                       $193        $192      $  32
Provision for additional losses                    51          28        - -
Transfers from allowance for loan losses          270          30        180
Write-downs                                      (423)        (57)       (20)

     Balance, end of year                       $  91        $193       $192

Note 6 - Accrued Interest Receivable

Accrued interest receivable consisted of the following at September 30 (dollars in thousands):

                                                             2000       1999

Loans receivable                                           $1,976     $1,688
Less reserve for uncollected interest                         396        386
                                                            1,580      1,302
Investment securities and interest bearing deposits           176        178

  Total accrued interest receivable                        $1,756     $1,480

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2000 and 1999

Note 7 - Deposits

Deposits consisted of the following at September 30 (dollars in thousands):

                                                            2000        1999

Non-interest bearing                                    $  11,861   $  8,360
N.O.W. checking                                            24,467     21,239
Passbook savings                                           28,647     29,396
Money market accounts                                      20,863     18,774
Certificates of deposit                                   123,137    107,508
Other                                                                  3,636
      2,871

  Total deposits                                         $212,611   $188,148

The weighted average interest rate on all deposits at September 30, 2000 and 1999 was 4.45% and 3.96%, respectively.

Time deposits of $100,000 or greater totaled $42,420,000 and $25,066,000 at September 30, 2000 and 1999, respectively.

Scheduled maturities of certificates of deposit at September 30, 2000 are as follows (dollars in thousands):

Within one year                                                     $101,415
Over one to two years                                                 17,380
Over two to five years                                                 3,876
After five years                                                         466

  Total                                                             $123,137


Interest expense by account type is as follows for the years ended September 30 (dollars in thousands):

                                                 2000       1999       1998

Certificates of deposit                        $6,573      $5,590     $5,631
Money market accounts                             741         628        543
Passbook savings                                  694         695        906
N.O.W. checking                                   385         363        390

     Total                                     $8,393      $7,276     $7,470

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2000 and 1999

Note 8 - Federal Home Loan Bank Advances

The Bank has been approved for participation in the Federal Home Loan Bank of Seattle Cash Management Advance Program, maturing February 2001, with a maximum facility of $14,943,000. Advances requested under this program are payable on demand or, if no demand is made, in one year from the date of advance, and bear interest at the rate in effect at that time. Advances are subject to the existing Advances, Security and Deposit Agreement, and are granted at the sole discretion of the Federal Home Loan Bank of Seattle. There were no advances outstanding under the Cash Management Advance Program at September 30, 2000 or 1999.

The Advances, Security and Deposit Agreement, which includes the Cash Management Advance Program, is maintained at 30% of total assets. The Bank had advances at September 30, 2000 as follows (dollars in thousands):

                                                        Weighted
                                                        Average
                                                        Interest
                                                        Rate         Amount
Maturities in years ending September 30:
  2001 Fixed rate set maturity                           6.69%       $64,800
  2002 Fixed rate monthly amortization                   6.11            266
  2006 Fixed rate monthly amortization                   6.55          1,071
  2007 Fixed rate set maturity                           6.18         15,000

                                                         6.59        $81,137

Under the Advances, Security and Deposit Agreement, virtually all of the Bank's assets, not otherwise encumbered, are pledged as collateral for advances.

Note 9 - Other Liabilities and Accrued Expenses

Other liabilities and accrued expenses comprise the following at September 30 (dollars in thousands):

                                                            2000       1999

Accrued pension and profit sharing payable                $   768    $   683
Accrued interest payable on deposits and FHLB advances        557        281
Accounts payable and accrued expenses - other                 695        675

  Total other liabilities and accrued expenses             $2,020     $1,639

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2000 and 1999

Note 10 - Federal Income Taxes

The Bank previously qualified under provisions of the Internal Revenue Code that permitted federal income taxes to be computed after a deduction for additions to bad debt reserves. Accordingly, retained earnings include approximately $2,200,000 for which no provision for federal income taxes has been made. If in the future this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes at the current applicable rates would be imposed.

The components of the provision for income taxes at September 30 are as follows (dollars in thousands):

                                                 2000       1999       1998

Current                                        $3,156      $3,046     $2,443
Deferred benefit                                 (231)       (449)       (33)

  Total federal income taxes                   $2,925      $2,597     $2,410

The components of the Company's deferred tax assets and liabilities at September 30 are as follows (dollars in thousands):

                                                            2000       1999
Deferred Tax Assets
  Accrued interest on loans                               $   110      $  23
  Accrued vacation                                             50         26
  Deferred compensation                                       105         81
  Unearned ESOP shares                                        239        118
  Allowance for loan losses                                   573        278
  Loans held for sale market value adjustment                  63        198
  Unrealized securities losses                                157        201
  Other                                                         2         45
  Total deferred tax assets                                 1,299        970

Deferred Tax Liabilities
  FHLB stock dividends                                        501        395
  Real estate sale, installment basis                          33         32
  Other                                                        35        - -
  Total deferred tax liabilities                              569        427

  Net deferred tax assets                                 $   730       $543

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2000 and 1999

Note 10 - Federal Income Taxes (concluded)

The provision for federal income taxes differs from that computed at the statutory corporate tax rate as follows (dollars in thousands):

                                2000               1999            1998
                           Amount  Percent   Amount  Percent   Amount  Percent

Taxes at statutory rate    $2,999   34.0%    $2,657   34.0%    $2,552   34.0%
Other - net                   (74)   (.8)       (60)   (.8)      (142)  (1.9)

  Federal income taxes     $2,925   33.2%    $2,597   33.2%    $2,410   32.1%

Note 11 - Profit Sharing Plans

The Bank maintains a tax-qualified profit sharing plan for the benefit of all eligible employees who are at least 21 years of age and work a minimum of 501 hours. The Bank contributed $300,000, $249,000 and $226,000 to the plan for the years ended September 30, 2000, 1999 and 1998, respectively.
Contributions are made on a discretionary basis.

In addition, the Bank has an employee bonus plan based on net income. Bonuses accrued for the years ended September 30, 2000, 1999 and 1998 totaled $229,000, $195,000 and $181,000, respectively.

Note 12 - Employee Stock Ownership Plan

In 1998, the Bank established an Employee Stock Ownership Plan (ESOP) that benefits all employees with at least one year of service who are 21 years of age or older. The ESOP is funded by Bank contributions in cash or stock. Employee vesting occurs over six years. The amount of the annual contribution is discretionary, except that it must be sufficient to enable the ESOP to service its debt. All dividends received by the ESOP are used to pay debt service.

In January 1998 the ESOP borrowed $7,930,000 from the Company to purchase 529,000 shares of common stock of the Company. The loan will be repaid primarily from the Company's contributions to the ESOP over 15 years. The interest rate on the loan is 8.5%. As of September 30, 2000, 841 shares had been distributed out of the ESOP to participants.

Shares held by the ESOP as of September 30 were classified as follows:

                                                            2000       1999

Unallocated shares                                        432,016    467,283
Shares released for allocation                             96,143     61,717

  Total ESOP shares                                       528,159    529,000

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2000 and 1999

Note 12 - Employee Stock Ownership Plan (concluded)

The approximate fair market value of the Bank's unallocated shares at September 30, 2000 and 1999, respectively, is $5,184,000 and $5,344,000. The expense under the ESOP was $199,000, $285,000 and $364,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

Note 13 - Stock Options

During the year ended September 30, 1999, the Company adopted a stock-based option plan, which is described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards granted under this plan, consistent with the method of SFAS No. 123, the Company's net income and earnings per share for the years ended September 30 would have been reduced to these pro forma amounts (dollars in thousands):

                                                            2000       1999

Net income:
  As reported                                              $5,897     $5,218
  Pro forma                                                 5,431      4,737

Earnings per share/basic and diluted:
  As reported                                               $1.31      $1.03
     Pro forma                                               1.20        .93

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

The fair value of each 1999 option grant was estimated on the date of grant, based on the Black-Scholes option-pricing model using the following weighted-average assumptions: dividend yield of 2.25%; risk-free interest rates of 6%; and expected lives of ten years. The weighted average fair value of options granted during the year ended September 30, 1999 was $3.26.

During the year ended September 30, 1999, 582,494 shares were granted with a weighted average exercise price of $12.02, respectively. The exercise prices range from $12.00 to $12.38. No options were granted or exercised during the year ended September 30, 2000. There were 10,000 shares forfeited during the year ended September 30, 2000. There were 114,499 options exercisable with a weighted average exercise price of $12.01 as of September 30, 2000.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2000 and 1999

Note 14 - Deferred Compensation/Noncompetition Agreement and Severance Compensation Agreement

The Bank has a deferred compensation/noncompetition arrangement with its chief executive officer which will provide monthly payments of $2,000 per month upon retirement. Once payments have commenced they will continue until his death, at which time payments will continue to his surviving spouse until her death or for 60 months. The present value of the payments, based on the life expectancy of the chief executive officer, has been accrued based on a retirement age of 65 and is included in other liabilities in the consolidated financial statements. As of September 30, 2000 and 1999, $239,000, has been accrued under the agreement.

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

Note 15 - Management Recognition and Development Plan

On November 10, 1998, the Board of Directors adopted a Management Recognition and Development Plan. The Plan allows for the purchase, in the open market or through the issuance of authorized and unissued shares, of up to 264,500 shares of stock. The Plan is intended to award restricted stock to the Company's employees and directors. As of September 30, 2000, no restricted stock had been awarded under the Plan.

Note 16 - Commitments and Contingencies

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

                                                       2000           1999

Commitments to extend credit                         $17,422        $14,753

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2000 and 1999

Note 16 - Commitments and Contingencies (concluded)

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

Note 17 - Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines of the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below) of Tier 1 capital to average assets, and minimum ratios of Tier 1 and total capital to risk-weighted assets.

As of September 30, 2000, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2000 and 1999

Note 17 - Regulatory Matters (continued)

The Company's and the Bank's actual capital amounts (dollars in thousands) and ratios are also presented in the table.

                                                                To be Well
                                                                Capitalized
                                                                Under Prompt
                                               Capital          Correction
                                               Adequacy         Action
                              Actual           Purposes         Provisions
                              Amount   Ratio   Amount   Ratio   Amount  Ratio

September 30, 2000
 Tier 1 capital (to
  average assets):
    Consolidated             $72,516   20.0%   $14,334   4.0%    N/A     N/A
    Timberland Savings
      Bank, SSB               58,470   16.6     14,068   4.0  $17.585    5.0%
 Tier 1 capital (to risk-
  weighted assets):
    Consolidated              72,516   26.7     10,857   4.0     N/A     N/A
    Timberland Savings
      Bank, SSB               58,470   21.7     10,765   4.0   16,148    6.0
 Total capital (to risk-
  weighted assets):
    Consolidated              75,156   27.7     21,714   8.0     N/A     N/A
    Timberland Savings
      Bank, SSB               61,110   22.7     21,530   8.0   26,913   10.0

September 30, 1999
 Tier 1 capital (to
  average assets):
    Consolidated             $72,391   24.5%   $11,832   4.0%    N/A     N/A
    Timberland Savings
      Bank, SSB               56,864   19.8     11,484   4.0  $14,356    5.0%
 Tier 1 capital (to risk-
  weighted assets):
    Consolidated              72,391   32.5      8,911   4.0     N/A     N/A
    Timberland Savings
      Bank, SSB               56,864   25.9      8,787   4.0   13,180    6.0
 Total capital (to risk-
   weighted assets):
    Consolidated              74,447   33.4     17,822   8.0     N/A     N/A
    Timberland Savings
      Bank, SSB               58,920   26.8     17,573   8.0   21,967   10.0

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2000 and 1999

Note 17 - Regulatory Matters (concluded)

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

Note 18 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - September 30
(Dollars in Thousands)

                                                            2000        1999

Assets
  Cash and due from financial institutions                $    14    $     5
  Interest bearing deposits                                 1,140        219
  Investments and mortgage-backed securities available
    for sale                                                5,712      7,801
  Loan receivable from Bank                                 7,089      7,405
  Investment in Bank                                       58,337     56,784
  Other assets                                                 53         90

  Total assets                                            $72,345    $72,304

Liabilities and Shareholders' Equity
  Liabilities and accrued expenses                        $    33    $    59
  Shareholders' equity                                     72,312     72,245

  Total liabilities and shareholders' equity              $72,345    $72,304

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2000 and 1999

Note 18 - Condensed Financial Information - Parent Company Only (continued)

Condensed Statements of Income - Years Ended September 30
(Dollars in Thousands)

                                                 2000       1999       1998

Operating Income
  Interest on investment and mortgage-backed
    securities                                  $  199     $  287     $  907
  Interest on loan receivable from Bank            621        645        469
  Dividends on investments                         235        352         63
  Gain (loss) on sale of investment securities
    available for sale                             (22)        (1)        22
  Dividends from Timberland Savings Bank         1,863      1,612        - -
  Other                                              2        - -        - -
  Total operating income                         2,898      2,895      1,461

Operating Expenses                                 204        245         70

     Income before income taxes and equity
     in undistributed income of Bank             2,694      2,650      1,391

Income Taxes                                       220        304        473

     Income before equity in undistributed
       income of Bank                            2,474      2,346        918

Equity in Undistributed Income of Bank           3,423      2,872      4,178

     Net income                                 $5,897     $5,218     $5,096

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2000 and 1999

Note 18 - Condensed Financial Information - Parent Company Only (concluded)

Condensed Statements of Cash Flows - Years Ended September 30 (Dollars in Thousands)

                                                  2000      1999       1998

Cash Flows from Operating Activities
  Net income                                    $5,897   $  5,218   $  5,096
  Adjustments to reconcile net income to
  net cash provided:
    Equity in undistributed income of Bank      (3,423)    (2,872)    (4,178)
    ESOP shares earned                             434        428        427
    (Gain) loss on sale of securities
       available for sale                           22         (1)       (22)
    Other, net                                     (37)       117       (545)
  Net cash provided by operating activities      2,893      2,890        778

Cash Flows from Investing Activities
  Net (increase) decrease in interest-bearing
    deposits in banks                             (921)     6,685     (6,904)
  Investment in Bank                             1,859       (429)   (32,475)
  Purchases of securities available for sale      (269)   (12,575)   (17,224)
  Proceeds from maturities of securities
    available for sale                             - -     17,809      3,700
  Proceeds from sale of securities available
    for sale                                     2,482        - -        403
  Funding provided to the Bank for purchase
    of common stock for ESOP                       - -        - -     (7,930)
  Principal repayments on loan receivable
    from Bank                                      316        292        233
  Net cash provided by (used in) investing
    activities                                   3,467     11,782    (60,197)

Cash Flows from Financing Activities
  Proceeds from the issuance of common stock,
    net of related costs                           - -        - -     64,950
  Repurchase of common stock                    (4,603)   (13,150)    (4,735)
  Payment of dividends                          (1,748)    (1,520)      (793)
  Net cash provided by (used in) financing
    activities                                  (6,351)   (14,670)    59,422

  Net increase in cash                               9          2          3

Cash and Due from Financial Institutions
  Beginning of year                                  5          3        - -

  End of year                                 $     14   $      5   $      3

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2000 and 1999

Note 19 - Earnings Per Share Disclosures

Basic earnings per share are computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per share are computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. In accordance with Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. Information regarding the calculation of basic and diluted earnings per share for the years ended September 30, 2000 and 1999, respectively, is as follows (dollars in thousands, except per share amounts).

                                                            2000       1999

Basic EPS Computation
  Numerator - net income                                   $5,897     $5,218
  Denominator - weighted average common shares
    outstanding                                         4,508,427  5,089,414
  Basic EPS                                                 $1.31      $1.03

Diluted EPS Computation
  Numerator - net income                                   $5,897     $5,218
  Denominator - weighted average common shares
    outstanding                                         4,508,427  5,089,414
  Effect of dilutive stock option                             - -        - -
  Diluted EPS                                               $1.31      $1.03

Note 20 - Comprehensive Income

Net unrealized gains and losses included in comprehensive income were computed as follows for the years ended September 30 (dollars in thousands):

                                                        Tax
                                            Before-Tax  (Benefit)   Net-of-Tax
                                            Amount      Expense     Amount

2000
  Unrealized holding gains arising during
    the year                                  $111        $39         $72
  Reclassification adjustment for losses        22          7          15
    included in net income

     Net unrealized gains                     $133        $46         $87

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2000 and 1999

Note 20 - Comprehensive Income (concluded)

                                                         Tax
                                             Before-Tax  (Benefit)  Net-of-Tax
                                             Amount      Expense    Amount

1999
  Unrealized holding losses arising
    during the year                           ($774)      ($263)     ($511)
  Reclassification adjustment for
    gains/losses included in net income         - -         - -        - -

     Net unrealized losses                    ($774)      ($263)     ($511)


1998
  Unrealized holding gains arising during
    the year                                   $203         $69       $134
  Reclassification adjustment for gains
    included in net income                       22           8         14

     Net unrealized gains                      $181         $61       $120

Note 21 - Fair Values of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of estimated fair values for financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. Major assumptions, methods and fair value estimates for the Bank's significant financial instruments are set forth below:

   Cash and Due from Financial Institutions and Interest Bearing Deposits in
   Banks
   The recorded amount is a reasonable estimate of fair value.

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

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2000 and 1999

Note 21 - Fair Values of Financial Instruments (concluded)

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

The estimated fair values of financial instruments at September 30, 2000 and 1999 were as follows (dollars in thousands):

                                      2000                 1999
                                      Recorded   Fair      Recorded   Fair
                                      Amount     Value     Amount     Value

Financial Assets
  Cash and due from financial
    institutions and interest
    bearing deposits in banks       $ 12,002   $ 12,002   $  8,126   $  8,126
  Investments and mortgage
    backed securities                 29,075     29,075     31,656     31,656
  Loans receivable                   313,006    313,604    256,085    261,894

Financial Liabilities
  Deposits                          $212,611   $213,234   $188,148   $188,401
  Federal Home Loan Bank advances     81,137     80,712     45,084     44,916

Note 22 - Stock Repurchase Plan

In June 2000, the Company initiated a stock repurchase plan for the purchase of 243,040 shares of stock. As of September 30, 2000, 67,500 shares had been repurchased. The remainder is anticipated to be purchased during the year ending September 30, 2001.

Note 23 - Subsequent Event

Subsequent to September 30, 2000, the Company approved a dividend in the amount of $.10 per share to be paid on November 17, 2000 for shareholders of record as of November 3, 2000.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2000 and 1999

Note 24 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data are presented for the quarters ended (dollars in thousands, except per share amounts):

                                Septem-                           Decem-
                                ber 30,     June 30,    March 31, ber 31,
                                2000        2000        2000      1999

Interest and dividend income    $7,551      $7,460      $6,796    $6,555
Interest expense               (3,636)     (3,213)     (2,888)   (2,690)
  Net interest income            3,915       4,247       3,908     3,865

Provision for loan losses        (120)       (410)       (280)      (75)
Noninterest income                 869         647         167        55
Noninterest expense            (2,107)     (1,965)     (1,839)   (2,055)

  Income before income taxes     2,557       2,519       1,956     1,790

Federal income taxes               848         838         647       592

  Net income                    $1,709      $1,681      $1,309    $1,198


Basic and diluted earnings
  per share                       $.39        $.38        $.29      $.26

                                Septem-                           Decem-
                                ber 30,     June 30,    March 31, ber 31,
                                1999        1999        1999      1998

Interest and dividend income    $6,255      $5,600      $5,742    $5,512
Interest expense                (2,337)     (2,026)     (1,985)   (2,015)
  Net interest income            3,918       3,574       3,757     3,497

Provision for loan losses         (219)        (70)        (30)      (44)
Noninterest income                 161         (60)        216       275
Noninterest expense             (1,797)     (1,792)     (1,820)   (1,751)

  Income before income taxes     2,063       1,652       2,123     1,977

Federal income taxes               684         546         707       660

  Net income                    $1,379      $1,106      $1,416    $1,317


Basic and diluted earnings
  per share                       $.28        $.23        $.28      $.24

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

     Not applicable.

                                PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

     The following table sets forth certain information with respect to the executive officers of the Company and the Bank. Each of the executive officers holds the same position with the Company and the Bank.

            Executive Officers of the Company and Bank

                  Age at
                  Septem-
                    ber               Position
                    30, ---------------------------------------------------
Name               2000 Company                    Bank
----               ---- -------                    ----

Clarence E. Hamre   66  Chairman of the Board,     Chairman of the Board,
                        President and Chief        President and Chief
                        Executive Officer          Executive Officer
Michael R. Sand     46  Executive Vice President   Executive Vice President,
                        and Secretary              Secretary and Director
Paul G. MacLeod     56  Treasurer                  Treasurer
Dean J. Brydon      33  Chief Financial Officer    Chief Financial Officer

Biographical Information

     Clarence E. Hamre has served as the Bank's President and Chief Executive Officer since 1969.

     Michael R. Sand has been affiliated with the Bank since 1977 and has served as the Bank's Executive Vice President since 1986.

     Paul G. MacLeod is the Bank's Treasurer and has been with the Bank since 1987.

     Dean J. Brydon has been affiliated with the Bank since 1994 and has served as the Chief Financial Officer since January 2000.

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

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

     (a)  Exhibits

           3.1    Articles of Incorporation of the Registrant*
           3.2    Bylaws of the Registrant*
          10.1    Employee Severance Compensation Plan**
          10.2    Employee Stock Ownership Plan**
          10.3    1999 Stock Option Plan***
          10.3    Management Recognition and Development Plan***
         (21)     Subsidiaries of the Registrant
         (23)     Consent of Accountants
         (27)     Financial Data Schedule

* Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817).
** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
*** Incorporated by reference to the Registrant's 1999 Annual Meeting Proxy
    Statement dated December 15, 1998.

     (b)  Reports on Form 8-K

          No Reports on Form 8-K were filed during the quarter ended September 30, 2000.

                            SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TIMBERLAND BANCORP, INC.


Date:  December 20, 2000        By: /s/Clarence E. Hamre
                                   Clarence E. Hamre
                                    Chairman of the Board, President and
                                    Chief Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                TITLE                                 DATE


/s/Clarence E. Hamre  Chairman of the Board, President,     December 20, 2000
--------------------  Chief Executive Officer and Director
Clarence E. Hamre     (Principal Executive Officer)


/s/Michael R. Sand    Executive Vice President, Secretary   December 20, 2000
--------------------  and Director
Michael R. Sand

/s/Dean J. Brydon     Chief Financial Officer               December 20, 2000
--------------------  (Principal Financial and Accounting
Dean J. Brydon        Officer)


--------------------  Director
Andrea M. Clinton


/s/Robert Backstrom   Director                              December 20, 2000
--------------------
Robert Backstrom


--------------------  Director
Richard R. Morris

/s/David A. Smith     Director                              December 20, 2000
--------------------
David A. Smith

/s/Peter J. Majar     Director                              December 20, 2000
--------------------
Peter J. Majar

/s/Jon C. Parker      Director                              December 20, 2000
--------------------
Jon C. Parker

/s/James C. Mason     Director                              December 20, 2000
--------------------
James C. Mason

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

----------
(1) This corporation is a wholly owned subsidiary of Timberland Savings
    Bank, SSB.

                              Exhibit 23

                       Consent of Accountants

           CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We hereby consent to the use in this Form 10-K of our report, dated November 2, 2000, on the consolidated financial statements of Timberland Bancorp and Subsidiaries.

/s/Knight Vale & Gregory PLLC

Tacoma, Washington
December 11, 2000