Form 10-Q
period 2000-12-31
TIMBERLAND BANCORP INC
filed 2001-02-12
CIK 1046050

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December 31, 2000

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

                                  98550
                               (Zip Code)

                             (360) 533-4747
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                    ---       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        CLASS                       SHARES OUTSTANDING AT JANUARY 31, 2001
        -----                       --------------------------------------
common stock, $.01 par value                       4,276,279

                                  INDEX

                                                                     Page
PART I.   FINANCIAL INFORMATION                                      ----

     Item 1.  Financial Statements (unaudited)

              Consolidated Balance Sheets                             3

              Consolidated Statements of Income                       4

              Consolidated Statements of Shareholders' Equity         5

              Consolidated Statements of Cash Flows                   6-7

              Consolidated Statements of Comprehensive Income         8

              Notes to Consolidated Financial Statements
              (unaudited)                                             9-10

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     11-20


     Item 3.  Quantitative and Qualitative Disclosures about
              Market Risk.                                            20


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                       21

     Item 2.  Changes in Securities and Use of Proceeds               21

     Item 3.  Defaults Upon Senior Securities                         21

     Item 4.  Submission of Matters to a Vote of Security Holders     21

     Item 5.  Other Information                                       22

     Item 6.  Exhibits and Reports on Form 8-K                        22


SIGNATURES                                                            23

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------

                  TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                  December 31, 2000 and September 30, 2000
                            Dollars in Thousands
                                (unaudited)

                                                  December 31,   September 30,
                                                         2000            2000
                                                  ---------------------------
Assets
Cash and due from financial institutions          $ 10,531       $  8,893
Interest bearing deposits in banks                   3,251          3,109
Investments and mortgage-backed securities
 (Available for Sale)                               29,284         29,075

Loans receivable                                   288,573        287,303
Loans held for sale                                 26,408         28,343
Less: Allowance for loan losses                     (2,768)        (2,640)
                                                  ---------------------------
     Total Loans                                   312,213        313,006
                                                  ---------------------------
Accrued interest receivable                          1,829          1,756
Premises and equipment                               9,097          8,614
Real estate owned                                    1,948          1,966
Other assets                                         1,393          1,661
                                                  ---------------------------
     Total Assets                                 $369,546       $368,080
                                                  ---------------------------
Liabilities and Shareholders' Equity

Liabilities
Deposits                                          $209,263       $212,611
Federal Home Loan Bank advances                     84,699         81,137
Other liabilities and accrued expenses               2,338          2,020
                                                  ---------------------------
     Total Liabilities                             296,300        295,768
                                                  ---------------------------
Shareholders' Equity
Common Stock, $.01 par value; 50,000,000
 shares authorized; December 31, 2000 -
 4,748,295 issued, 4,316,279 outstanding
 September 30, 2000 - 4,793,295 issued,
 4,361,279 outstanding
 (Unallocated ESOP shares are not considered
 outstanding)                                           47             48
Additional paid in capital                          41,676         42,250
Unearned shares - Employee Stock Ownership Plan     (6,344)        (6,477)
Retained earnings                                   37,857         36,795
Accumulated other comprehensive income (loss)           10           (304)
                                                  ---------------------------
     Total Shareholders' Equity                     73,246         72,312
                                                  ---------------------------
     Total Liabilities and Shareholders' Equity   $369,546       $368,080
                                                  ---------------------------
See notes to unaudited consolidated financial statements

                 TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
           For the three months ended December 31, 2000 and 1999
              Dollars in Thousands, Except Per Share Amounts
                              (unaudited)

                                           Three Months Ended December 31,
                                           2000                      1999
                                           ------------------------------
Interest and Dividend Income
Loans receivable                           $7,451                  $6,035
Investments and mortgage-backed securities    276                     300
Dividends from investments                    179                     179
Interest bearing deposits in banks             49                      41
                                           ------------------------------
 Total interest and dividend income         7,955                   6,555

Interest Expense
Deposits                                    2,389                   1,900
Federal Home Loan Bank advances             1,427                     790
                                           ------------------------------
 Total interest expense                     3,816                   2,690
                                           ------------------------------
 Net interest income                        4,139                   3,865
Provision for Loan Losses                     150                      75
                                           ------------------------------
 Net interest income after provision
 for loan losses                            3,989                   3,790
                                           ------------------------------
Non-Interest Income
Service charges on deposits                   165                     127
Gain on sale of loans, net                     68                      49
Market value adjustment on loans held
 for sale                                     175                    (280)
Escrow fees                                    39                      42
Servicing income on loans sold                 19                       4
Other                                         142                     113
                                           ------------------------------
 Total non-interest income                    608                      55

Non-interest Expense
Salaries and employee benefits              1,277                   1,188
Premises and equipment                        252                     248
Advertising                                   177                     111
Other                                         586                     508
                                           ------------------------------
 Total non-interest expense                 2,292                   2,055
                                           ------------------------------
Income before federal income taxes          2,305                   1,790
Federal Income Taxes                          764                     592
                                           ------------------------------
 Net Income                                $1,541                  $1,198

Earnings Per Common Share:
 Basic                                      $0.35                   $0.26
 Diluted                                    $0.35                   $0.26
Weighted average shares outstanding:
 Basic                                     4,344,159            4,692,072
 Diluted                                   4,351,147            4,692,072

          See notes to unaudited consolidated financial statements

                  TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                For the year ended September 30, 2000 and the
                   three months ended December 31, 2000
                Dollars in Thousands Except Common Stock Shares
                                 (unaudited)

                                           Unearned
                                            Shares          Accumulated
                                           Issued to          Other
                                    Addi-  Employee           Compre-
                  Common    Common tional   Stock             hensive
                  Stock     Stock  Paid-In Ownership Retained Income
                 Shares(1)  Amount Capital  Trust    Earnings (Loss)  Total
                 ---------  ------ -------  -----    -------- ------  -----
Balance, Sept.
 30, 1999       4,750,139    $52  $46,943  ($7,005)  $32,646  $(391) $72,245
Net Income            - -    - -      - -      - -     5,897    - -    5,897
Repurchase of
 Common Stock    (424,127)    (4)  (4,599)     - -       - -     - -  (4,603)
Cash Dividends
 ($.35 per
 share)           - -        - -      - -      - -    (1,748)    - -  (1,748)
Earned ESOP
 Shares (2)    35,267        - -      (94)     528       - -     - -     434
Change in fair
 value of
 securities
 available for
 sale, net of
 tax              - -        - -      - -      - -       - -      87      87
------------------------------------------------------------------------------
Balance, Sept.
 30, 2000       4,361,279     48   42,250   (6,477)   36,795   (304)  72,312
------------------------------------------------------------------------------
Net Income            - -    - -      - -      - -     1,541    - -    1,541
Repurchase of
 Common Stock     (45,000)    (1)    (548)     - -       - -    - -     (549)
Cash Dividends
 ($.10 per
 share)               - -    - -      - -      - -      (479)   - -     (479)
Earned ESOP
 Shares (2)           - -    - -      (26)     133       - -    - -      107
Change in
 fair value of
 securities
 available for
 sale, net of
 tax                  - -    - -      - -      - -       - -    314      314
------------------------------------------------------------------------------
Balance, Dec.
 31, 2000       4,316,279    $47  $41,676  ($6,344)  $37,857    $10  $73,246
------------------------------------------------------------------------------

--------------------
(1) Unallocated ESOP Shares are considered issued but not outstanding.

(2) The release of ESOP shares resulted in a market value adjustment to additional paid in capital.

                 TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the three months ended December 31, 2000 and 1999
                           Dollars in Thousands
                               (unaudited)

                                           Three Months Ended December 31,
                                                  2000               1999
                                           ------------------------------
Cash Flow from Operating Activities
Net income                                      $1,541             $1,198
                                           ------------------------------
Noncash revenues, expenses, gains and
 losses included in income:
  Depreciation                                     114                 93
  Federal Home Loan Bank stock dividends           (71)               (50)
  Market value adjustment - loans held
   for sale                                       (175)               280
  Earned ESOP Shares                               107                102
  (Gain) loss on sale of real estate
   owned, net                                      (13)                15
  Gain on sale of loans                            (68)               (49)
  Provision for loan and real estate
   owned losses                                    150                 95
Net increase (decrease) in loans
 originated for sale                             2,179             (1,442)
Net decrease in other assets                        34                159

Increase in other liabilities and
 accrued expenses, net                             317                103
                                           ------------------------------
Net Cash Provided by Operating Activities       4,115                 504

Cash Flow from Investing Activities
Net increase in interest-bearing deposits
 in banks                                        (142)             (2,517)
Purchase of securities available for sale        (369)             (1,302)
Proceeds from maturities of securities
 available for sale                               707                 618
Increase in loans receivable, net              (1,293)            (15,391)
Additions to premises and equipment              (597)               (596)
Additions to real estate owned                    (46)               (115)
Proceeds from sale of real estate owned            77                 133
                                           ------------------------------
Net Cash Used by Investing Activities          (1,663)            (19,170)

Cash Flow from Financing Activities
Increase (decrease) in deposits, net           (3,348)              1,890
Increase in Federal Home Loan Bank
 advances, net                                  3,562              19,665
Repurchase of common stock                       (549)             (1,194)
Payment of dividends                             (479)               (418)
                                           ------------------------------
Net Cash Provided by (Used in) Financing
 Activities                                      (814)             19,943

Net Increase in Cash                            1,638               1,277

Cash and Due from Financial Institutions
  Beginning of period                           8,893               6,810
                                           ------------------------------
  End of period                              $ 10,531             $ 8,087
                                           ------------------------------


See notes to unaudited consolidated financial statements        (continued)

                                           Three Months Ended December 31,
                                                  2000               1999
                                           ------------------------------
Supplemental Disclosure of Cash Flow
 Information
  Income taxes paid                             $  - -             $  - -
  Interest paid                                  3,733              2,603

Supplemental Disclosure of Noncash
 Investing Activities
  Loans transferred to real estate owned           - -                 58
  Market value adjustment of securities
   held for sale, net of tax                       314               (150)


See notes to unaudited consolidated financial statements

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
          For the three months ended December 31, 2000 and 1999
                          Dollars in Thousands
                               (unaudited)



                                           Three Months Ended December 31,
                                                  2000               1999
                                           ------------------------------
Comprehensive Income:
  Net Income                                    $1,541             $1,198
  Change in fair value of securities
   available for sale, net of tax                  314               (150)
                                           ------------------------------
Total Comprehensive Income                      $1,855             $1,048


See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. and Subsidiaries ("Company") were prepared in accordance with the instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

(b) Principles of Consolidation: The interim consolidated financial statements include the accounts of Timberland Bancorp, Inc. and its wholly-owned subsidiary, Timberland Bank, ("Bank"), and the Bank's wholly-
owned subsidiary, Timberland Service Corp.   All significant intercompany
balances have been eliminated in consolidation.

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

(2) EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. In accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans (ESOP), issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At December 31, 2000, there were 432,016 ESOP shares that had not been allocated.

                                   Three Months Ended December 31,
                                           2000               1999
                                   -------------------------------
Basic EPS computation
  Numerator - Net Income            $ 1,541,000        $ 1,198,000
  Denominator - Weighted average
   common shares outstanding          4,344,159          4,692,072

Basic EPS                           $ 0.35             $ 0.26

Diluted EPS computation
  Numerator - Net Income            $ 1,541,000        $ 1,198,000
  Denominator - Weighted average
   common shares outstanding          4,344,159          4,692,072

Effect of dilutive stock options          6,988                 --
                                    -----------        -----------
Weighted average common shares
 and common stock equivalents         4,351,147          4,692,072

Diluted EPS                         $ 0.35             $ 0.26


(3)  DIVIDEND
On January 25, 2001, the Company announced a quarterly cash dividend of $0.10 per common share. The dividend is to be paid February 16, 2001, to shareholders of record as of the close of business February 2, 2001.


(4) ACCOUNTING CHANGES
None to be reported.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three months ended December 31, 2000. This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward looking statements may describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the economic climate in the Company's market areas and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Comparison of Financial Condition at December 31, 2000 and September 30, 2000

Total Assets: Total assets increased to $369.5 million at December 31, 2000 from $368.1 million at September 30, 2000, primarily reflected in a $1.8 million increase in cash and due from financial institutions and interest bearing deposits in banks and a $483,000 increase in premises and equipment. These increases were partially offset by a $793,000 decrease in total loans, due primarily to loan sales and loan payoffs.

Cash and Due from Financial Institutions: Cash and due from financial institutions increased to $10.5 million at December 31, 2000 from $8.9 million at September 30, 2000.

Interest Bearing Deposits in Banks: Interest bearing deposits in banks increased to $3.3 million at December 31, 2000 from $3.1 million at September 30, 2000.

Investments and Mortgage-backed Securities: Investments and mortgage-backed securities increased to $29.3 million at December 31, 2000 from $29.1 million at September 30, 2000, primarily due to increases in market valuations.

Loans Receivable and Loans Held-for-sale, net of allowance for loan losses:
Net loans receivable, including loans held-for-sale, decreased to $312.2 million at December 31, 2000 from $313.0 million at September 30, 2000. This decrease is primarily a result of the sale of $6.6 million of fixed rate one-to-four family loans and the payoff of three large loans totaling $6.1 million, and is partially offset by loan originations. Loan originations for the quarter ended December 31, 2000 declined to $23.5 million from $41.5 million for the quarter ended September 30, 2000 and from $27.3 million for the quarter ended December 31, 1999. The Company anticipates that loan origination activity will begin to increase as declining interest rates typically facilitate increased mortgage lending.

Real Estate Owned:   Real estate owned decreased to $1.9 million at December
31, 2000 from $2.0 million at September 30, 2000.

Premises and Equipment: Premises and equipment increased by $483,000 to $9.1 million at December 31, 2000 from $8.6 million at September 30, 2000. This increase is primarily due to construction costs for the Bank's Tumwater branch (Thurston County), which is scheduled to open in March.

Deposits: Deposits decreased by 1.6% to $209.3 million at December 31, 2000 from $212.6 million at September 30, 2000, primarily due to decreases in the Bank's certificate of deposit accounts and passbook savings accounts. Competition for high-rate long term CDs was such that the Company made a decision to utilize short-term FHLB advances in the declining rate environment rather than locking into high cost CD funding for up to 24 months.

Federal Home Loan Bank Advances: FHLB advances increased by 4.4% to $84.7 million at December 31, 2000 from $81.1 million at September 30, 2000. The advances were increased primarily to replace the $3.3 million decrease in deposits. Short-term FHLB advances were acquired rather than high-rate long term CD's to take advantage of an anticipated decline in interest rates for the purpose of lowering the Company's cost of funds.

Shareholders' Equity: Total shareholders' equity increased to $73.2 million at December 31, 2000 from $72.3 million at September 30, 2000, primarily as a result of net income of $1.5 million, and a $315,000 increase in the accumulated other comprehensive income category. These increases to shareholders' equity were partially offset by the repurchase of 45,000 shares of the Company's stock for $549,000 and the payment of $479,000 in dividends to shareholders.

On June 26, 2000 the Company announced a plan to repurchase 243,040 shares of the Company's stock. This marked the Company's seventh 5% stock repurchase plan since the Bank's conversion to a public company in January of 1998. As of December 31, 2000, the Company had repurchased 112,500 of these 243,040 shares at an average price of $11.82.

Non Performing Assets
---------------------
The following table sets forth information with respect to the Company's nonperforming assets at December 31, 2000 and September 30, 2000.

                                          At December 31,    At September 30,
                                                    2000                2000
                                          -----------------------------------
                                                   (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
   One-to-four family                         $   1,341            $  1,203
   Commercial                                       283                 551
   Construction and land development                859               1,267
   Land                                             305                 233
Consumer loans                                      196                 273
Commercial Business Loans                           164                  85
                                              ---------            --------
     Total                                        3,148               3,612

Accruing loans which are contractually
past due 90 days or more:
Mortgage loans:
  Construction and land development                 - -                 - -
                                              ---------            --------
     Total                                          - -                 - -
                                              ---------            --------

Total of nonaccrual and
90 days past due loans                            3,148               3,612

Real estate owned and other
repossessed assets                                1,948               1,966
                                              ---------            --------
     Total nonperforming assets                   5,096               5,578

Restructured loans                                  - -                 - -

Nonaccrual and 90 days or more past
due loans as a percentage of loans
receivable, (including loans held
 for sale)(1)                                     1.00%               1.14%

Nonaccrual and 90 days or more past
due loans as a percentage of total assets         0.85%               0.98%

Nonperforming assets as a percentage
of total assets                                   1.38%               1.52%

Loans receivable, (including loans
held for sale) (1)                            $314,981            $315,646
                                              ========            ========
Total assets                                  $369,546            $368,080
                                              ========            ========
--------------
(1)  Loans receivable is before the allowance for loan losses

The following is a discussion of the Company's non-performing assets at December 31, 2000:

Total non-performing assets decreased to $5.1 million at December 31, 2000 from $5.6 million at September 30, 2000. This decrease was primarily a result of the payoff of $601,000 in loans (that were non-performing at September 30, 2000) and a $577,000 land development loan being removed from non-performing status. These decreases were partially offset by certain other loans being classified as non-performing during the quarter. The Company's non-performing assets to total asset ratio (NPA) decreased to 1.38% at December 31, 2000 from 1.52% at September 30, 2000.

The Company's REO balance decreased slightly to $1.95 million at December 31, 2000 from $1.97 million at September 30, 2000. The largest individual REO property is a $1.3 million convenience store with retail / office space. For resale marketing purposes the Company has divided the properties into three distinct properties (two retail / office sections and the convenience store). The Company expects the sale of one of the retail / office sections to close by the end of February. It is anticipated that this sale will reduce the REO balance on the property by approximately $320,000.

Loans Receivable
----------------

The following table sets forth the composition of the Company's loan portfolio by type of loan.

                                   At December 31,          At September 30,
                                         2000                    2000
                                  Amount     Percent       Amount     Percent
                                  ------------------       ------------------
                                          (Dollars In thousands)
Mortgage Loans:
  One-to-four family (1)(2)      $140,331     40.52%      $136,825     38.85%
  Multi family                     28,790      8.31         33,604      9.54
  Commercial                       61,523     17.77         58,632     16.65
  Construction and
    land development               80,497     23.25         89,903     25.52
  Land                             13,327      3.85         12,561      3.56
                                 --------    ------       --------    ------
    Total mortgage loans          324,468     93.70        331,525     94.12
Consumer Loans:
  Home equity and second
   mortgage                        10,196      2.94          9,816      2.79
  Other                             6,349      1.84          6,081      1.72
                                 --------    ------       --------    ------
                                   16,545      4.78         15,897      4.51

Commercial business loans           5,276      1.52          4,808      1.37
                                 --------    ------       --------    ------
     Total loans                  346,289    100.00%       352,230    100.00%

Less:
  Undisbursed portion of loans
    in process                    (27,834)                 (32,831)
  Unearned income                  (3,474)                  (3,578)
  Allowance for loan losses        (2,768)                  (2,640)
  Market value adjustment of
    loans held-for-sale               - -                     (175)
                                 --------                 --------
Total loans receivable, net      $312,213                 $313,006
                                 ========                 ========
----------------
(1) Includes loans held-for-sale.
(2) Includes real estate contracts totaling $1.3 million at December 31, 2000.

Deposit Breakdown
-----------------

The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

                               At December 31, 2000     At September 30, 2000
                               --------------------     ---------------------

Non-interest bearing                $  11,303                $  11,861
N.O.W. checking                        24,534                   24,467
Passbook savings                       27,723                   28,647
Money market accounts                  20,831                   20,863
Certificates of deposit               121,415                  123,137
Other                                   3,457                    3,636

               Total Deposits        $209,263                 $212,611
                                     ========                 ========

Comparison of Operating Results for the Three Months Ended December 31, 2000 and 1999

Net Income: Net income for the three months ended December 31, 2000 was $1.5 million or $0.35 per basic share ($0.35 per diluted share) compared to net income of $1.2 million or $0.26 per basic share ($0.26 per diluted share) for the three months ended December 31, 1999. Net income for the current quarter was increased by a $175,000 ($116,000 after income tax) market value recovery on loans held for sale. Net income for the current quarter was reduced by $115,000 ($76,000 after income tax) in net start-up expenses associated with the Bank's new checking account acquisition program. Net income for the quarter ending December 31, 1999 was reduced by a $280,000 ($185,000 after income tax) market value writedown on loans held for sale.

Net Interest Income: Net interest income increased 7.1% to $4.1 million for the three months ended December 31, 2000 from $3.9 million for the three months ended December 31, 1999. Net interest margin for the three months ended December 31, 2000 was 4.67% compared with a net interest margin of 5.07% for the three months ended December 31, 1999.

Total interest and dividend income increased 21.4% to $8.0 million for the three months ended December 31, 2000 from $6.6 million for the three months ended December 31, 1999. The increase is primarily a result of a $1.4 million increase in interest from loans receivable. The increase in interest income from loans receivable is primarily a result of higher average balances for the quarter in loans receivable due to loan growth. Average loan balances increased to $322.7 million for the quarter ended December 31, 2000 from $270.0 million for the quarter ended December 31, 1999. The average rate on loans receivable increased to 9.24% for the quarter ended December 31, 2000 from 8.94% for the quarter ended December 31, 1999.

Total interest expense increased 41.9% to $3.8 million for the three months ended December 31, 2000 from $2.7 million for the three months ended December 31, 1999. This increase is primarily a result of a $637,000 increase in interest paid on FHLB advances and a $489,000 increase in interest expense on interest bearing deposit accounts. Average FHLB advances increased to $85.7 million for the quarter ended December 31, 2000 from

$54.7 million for the quarter ended December 31, 1999 and the average rate on FHLB borrowings increased to 6.66% from 5.78%. Average interest bearing deposit accounts increased to $193.5 million for the quarter ended December 31, 2000 from $176.8 million for the same period in 1999 and the average rate on interest bearing deposit accounts increased to 4.94% from 4.30%.

Provision for Loan Losses: The provision for loan losses for the three months ended December 31, 2000 was $150,000 compared with $75,000 for the three months ended December 31, 1999. Management increased the provision for loan losses primarily due to changes in the composition of the loan portfolio. Management deemed the general loan loss reserves of $2.8 million at December 31, 2000 (0.88% of loans receivable and loans held for sale and 87.9% of non-performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date.
Net charge-offs for the current quarter were $22,000 compared to $9,000 in the same quarter in 1999.

Noninterest Income: Total noninterest income increased to $608,000 for the three months ended December 31, 2000 from $55,000 for the three months ended December 31, 1999. This increase is primarily due to a combined change of $455,000 in the market value adjustments on loans held for sale as the Company had a $175,000 market value recovery for the quarter ended December 31, 2000 compared to a $280,000 market value writedown for the quarter ended December 31, 1999. (The Company's loans held for sale portfolio had no net market value writedown remaining at December 31, 2000.) Service charges on deposits also increased by $38,000 for the quarter ended December 31, 2000 to $165,000 from $127,000 for the quarter ended December 31, 1999, primarily as a result of the fees associated with the Bank's new checking account programs.
Smaller increases in gain on sale of loans, servicing income on loans sold and other fees made up the remainder of the noninterest income increase.

Noninterest Expense: Total noninterest expense increased to $2.3 million for the three months ended December 31, 2000 from $2.1 million for the three months ended December 31, 1999. This is primarily due to $147,000 in start-up expenses associated with the new checking account acquisition program and an $89,000 increase in salary and employee benefit expense. The Company's efficiency ratio for the quarter ended December 31, 2000 was 48.3% compared to 52.4% for the quarter ended December 31, 1999.

Provision for Income Taxes: The provision for income taxes increased to $764,000 for the three months ended December 31, 2000 from $592,000 for the three months ended December 31, 1999 primarily as a result of higher income before income taxes. The effective tax rate in both periods was 33%.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2000, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 22.6%. The Bank also maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of $109.0 million, under which $84.7 million was outstanding at December 31, 2000.

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

The Bank's primary investing activity is the origination of one-to-four family mortgage loans and construction and land development loans. At December 31, 2000, the Bank had loan commitments totaling $15.5 million and undisbursed loans in process totaling $27.8 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments.
Certificates of deposit that are scheduled to mature in less than one year from December 31, 2000 totaled $102.0 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

Federally-insured state-chartered banks are required to maintained minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At December 31, 2000, the Bank was in compliance with all applicable capital requirements. For additional details see "Regulatory Capital".

Regulatory Capital
------------------

The following table compares the Bank's regulatory capital at December 31, 2000 to its minimum regulatory capital requirements at that date (dollars in thousands):
                                                    Percent of
                                   Amount           Adjusted Total Assets (1)
                                   ------           ------------------------

Tier 1 (leverage) capital         $60,060                     16.6%
Tier 1 (leverage) capital
 requirement                       14,483                      4.0
                                  -------                     ----
Excess                            $45,577                     12.6%

Tier 1 risk adjusted capital      $60,060                     22.5%
Tier 1 risk adjusted capital
 requirement                       10,697                      4.0
                                  -------                     ----
Excess                            $49,363                     18.5%

Total risk based capital          $62,828                     23.5%
Total risk based capital
 requirement                       21,394                      8.0
                                  -------                     ----
Excess                            $41,434                     15.5%

-------------------
(1) For the Tier 1 (leverage) capital, percent of total average assets of $362.1 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $267.4 million.

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                          KEY FINANCIAL RATIOS
              (Dollars in thousands, except per share data)

                                        For the Three Months Ended
                              December 31,     September 30,     December 31,
                                      2000              2000             1999
                              -----------------------------------------------
PERFORMANCE RATIOS:
Return on average assets (1)          1.67%             1.91%           1.51%
Return on average equity (1)          8.48%             9.54%           6.67%
Net interest margin (1)               4.67%             4.56%           5.07%
Efficiency ratio                     48.28%            44.04%          52.42%


                              December 31,     September 30,
                                     2000               2000
                              ------------------------------
ASSET QUALITY RATIOS:
Non-performing loans              $ 3,148            $ 3,612
REO's & other repossessed
 assets                             1,948              1,966
Total non-performing assets         5,096              5,578
Non-performing assets to
 total assets                        1.38%              1.52%
Allowance for loan losses to
 non-performing loans               87.93%             73.09%

Book Value Per Share (2)          $ 15.43            $ 15.09
Book Value Per Share (3)          $ 16.93            $ 16.58

----------------------
(1)  Annualized
(2)  Calculation includes ESOP shares not committed to be released
(3)  Calculation excludes ESOP shares not committed to be released

                                        For the Three Months Ended
                              December 31,     September 30,     December 31,
                                      2000              2000             1999
                              -----------------------------------------------
AVERAGE BALANCE SHEET:
Average Total Loans              $ 322,679         $ 312,134       $ 269,975
Average Total Interest
 Earning Assets                    354,305           343,259         304,689
Average Total Assets               368,647           358,379         317,799
Average Total Interest
 Bearing Deposits                  193,540           194,789         189,093
Average FHLB Advances               85,699            75,981          54,649
Average Shareholders' Equity        72,707            71,651          71,865


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There were no material changes in information concerning market risk from the information provided in the Company's Form 10-K for the Fiscal Year Ended September 30, 2000.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings
----------------------------
Neither the Company nor the Bank is a party to any material legal proceedings at this time. Further, neither the Company nor the Bank is aware of the threat of any such proceedings. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 2.    Changes in Securities and Use of Proceeds
----------------------------------------------------
Change in Securities -- None to be reported.
Use of proceeds -- None to be reported.

Item 3.    Defaults Upon Senior Securities
------------------------------------------
None to be reported.

Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------
An annual Meeting of Shareholders of the Company was held on January 25, 2001. The results of the vote on the matters presented at the meeting are as follows:

     The following individuals were elected as directors:

                                For                       Withheld
                                ---                       --------
                    No. Of Voles  Percentage      No. of Votes  Percentage
                    ------------------------      ------------------------
Michael R. Sand      4,045,269      97.91%           86,425       2.09%
(three-year term)

Peter J. Majar       4,045,719      97.92%           85,975       2.08%
(three-year term)

David A. Smith       4,044,694      97.89%           87,000       2.11%
(three-year term)

     Knight Vale & Gregory PLLC was appointed as the Company's independent auditors for the fiscal year ending September 30, 2001. Voting results are as follows:

                    No. of Votes                  Percentage
                    ----------------------------------------

     FOR               4,092,834                    99.06%

     AGAINST              28,630                     0.69%

     ABSTAIN              10,230                     0.25%

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


     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Timberland Bancorp, Inc.

Date:   February 8, 2001            By: /s/ Clarence E. Hamre
                                        -----------------------------------
                                    Clarence E. Hamre
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date:   February 8, 2001            By: /s/ Dean J. Brydon
                                        -----------------------------------
                                    Dean J. Brydon
                                    Chief Financial Officer
                                    (Principal Financial Officer)