Form 10-Q
period 2001-03-31
TIMBERLAND BANCORP INC
filed 2001-05-15
CIK 1046050

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 2001

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

                                  98550
                               (Zip Code)

                             (360) 533-4747
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                   -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS                            SHARES OUTSTANDING AT May 2, 2001
     -----                            ---------------------------------
common stock, $.01 par value                       4,102,239

                                  INDEX

                                                                    Page
PART I.   FINANCIAL INFORMATION                                     ----

  Item 1. Financial Statements (unaudited)

          Consolidated Balance Sheets                                 3

          Consolidated Statements of Income                           4

          Consolidated Statements of Shareholders' Equity             5

          Consolidated Statements of Cash Flows                       6-7

          Consolidated Statements of Comprehensive Income             8

          Notes to Consolidated Financial Statements (unaudited)      9-10

  Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      11-19


  Item 3. Quantitative and Qualitative Disclosures about
             Market Risk.                                             20


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                           20

  Item 2. Changes in Securities and Use of Proceeds                   20

  Item 3. Defaults Upon Senior Securities                             20

  Item 4. Submission of Matters to a Vote of Security Holders         20

  Item 5. Other Information                                           20

  Item 6. Exhibits and Reports on Form 8-K                            20

SIGNATURES                                                            21

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
-------------------------------

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                  March 31, 2001 and September 30, 2000
                          Dollars in Thousands
                               (unaudited)

                                                    March 31,   September 30,
                                                         2001            2000
                                                    -------------------------
Assets
Cash and due from financial institutions            $   9,876       $   8,893
Interest bearing deposits in banks                      2,916           3,109
Investments and mortgage-backed securities
  (Available for Sale)                                 25,840          29,075

Loans receivable                                      292,828         287,303
Loans held for sale                                    24,630          28,343
Less: Allowance for loan losses                        (2,833)         (2,640)
                                                    -------------------------
     Total Loans                                      314,625         313,006
                                                    -------------------------

Accrued interest receivable                             1,851           1,756
Premises and equipment                                  9,881           8,614
Real estate owned                                       1,883           1,966
Other assets                                            1,732           1,661
                                                    -------------------------
     Total Assets                                   $ 368,604       $ 368,080
                                                    -------------------------
Liabilities and Shareholder's Equity

Liabilities
Deposits                                            $ 225,233       $ 212,611
Federal Home Loan Bank advances                        70,060          81,137
Other liabilities and accrued expenses                  1,887           2,020
                                                    -------------------------
     Total Liabilities                                297,180         295,768
                                                    -------------------------
Shareholder's Equity
Common Stock, $.01 par value; 50,000,000 shares
   authorized; March 31, 2001 - 4,534,255 issued,
   4,102,239 outstanding September 30, 2000 -
   4,793,295 issued, 4,361,279 outstanding
   (Unallocated ESOP shares are not considered
   outstanding)                                            45              48
Additional paid in capital                             38,739          42,250

Unearned shares issued to employee stock
  ownership trust                                      (6,212)         (6,477)
Retained earnings                                      38,872          36,795
Accumulated other comprehensive loss                      (20)           (304)
                                                    -------------------------
     Total Shareholder's Equity                        71,424          72,312
                                                    -------------------------
     Total Liabilities and Shareholder's Equity     $ 368,604       $ 368,080
                                                    -------------------------
        See notes to unaudited consolidated financial statements

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
       For the three and six months ended March 31, 2001 and 2000
             Dollars in Thousands, Except Per Share Amounts
                               (unaudited)

                                       Three Months           Six Months
                                      Ended March 31,        Ended March 31,
                                     2001         2000      2001        2000
                                    ------------------    ------------------
Interest and Dividend Income
Loans receivable                    $ 7,380    $ 6,263    $14,831    $12,299
Investments and mortgage-backed
  securities                            232        304        508        604
Dividends from investments              177        183        356        361
Interest bearing deposits in banks       56         46        105         87
                                    ------------------    ------------------
    Total Interest and Dividend
      Income                          7,845      6,796     15,800     13,351
                                    ------------------    ------------------
Interest Expense
Deposits                              2,359      2,021      4,748      3,921
Federal Home Loan Bank advances       1,160        867      2,587      1,657
                                    ------------------    ------------------
    Total Interest Expense            3,519      2,888      7,335      5,578
                                    ------------------    ------------------
    Net Interest Income               4,326      3,908      8,465      7,773
Provision for Loan Losses               200        280        350        355
                                    ------------------    ------------------
    Net Interest Income After
      Provision For Loan Losses       4,126      3,628      8,115      7,418
                                    ------------------    ------------------
Non-Interest Income
Service charges on deposits             227        121        392        247
Gain on sale of loans, net               83         10        151         59
Market value adjustment on loans
  held for sale                         - -       (127)       175       (407)
Gain (Loss) on Sale of Securities       228        (13)       228        (13)
Escrow fees                              45         55         84         98
Servicing income (expense) on
  loans sold                             30        (11)        49         (7)
Other                                   185        132        327        245
                                    ------------------    ------------------
    Total Non-Interest Income           798        167      1,406        222
                                    ------------------    ------------------
Non-Interest Expense
Salaries and employee benefits        1,323      1,092      2,600      2,280
Premises and equipment                  262        238        514        486
Advertising                             234         84        411        195
Other                                   884        425      1,470        933
                                    ------------------    ------------------
    Total Non-Interest Expense        2,703      1,839      4,995      3,894
                                    ------------------    ------------------
Income Before Income Taxes            2,221      1,956      4,526      3,746
Provision for Income Taxes              734        647      1,498      1,239
                                    ------------------    ------------------
    Net Income                      $ 1,487    $ 1,309    $ 3,028    $ 2,507

Earnings per common share:
    Basic                           $  0.35    $  0.29    $ 0.71     $  0.54
    Diluted                         $  0.35    $  0.29    $ 0.70     $  0.54
Weighted average shares outstanding:
    Basic                         4,227,619  4,548,076 4,286,529   4,620,467
    Diluted                       4,291,671  4,548,076 4,323,091   4,620,467

           See notes to unaudited consolidated financial statements


                              TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            For the year ended September 30, 2000 and the six months ended March 31, 2001
                           Dollars in Thousands Except Common Stock Shares
                                            (unaudited)

                                                                 Unearned
                                                                   Shares            Accumulated
                                                                Issued to                  Other
                                                                 Employee                Compre-
                        Common        Common       Additional       Stock                hensive
                  Stock Shares         Stock          Paid-In   Ownership    Retained     Income
                Outstanding (1)       Amount          Capital       Trust    Earnings     (Loss)    Total
                ---------------       ------          -------       -----    --------     ------    -----

Balance, Sept.
  30, 1999           4,750,139           $52          $46,943    ($7,005)     $32,646   $  (391)  $72,245
Net Income                 - -           - -              - -        - -        5,897       - -     5,897
Repurchase of
  Common Stock        (424,127)           (4)          (4,599)       - -          - -       - -    (4,603)
Cash Dividends
  ($.35 per share)         - -           - -              - -        - -       (1,748)      - -    (1,748)
Earned ESOP
  Shares (2)            35,267           - -              (94)       528          - -       - -       434
Change in fair
  value of
  securities
  available for
  sale, net of tax         - -           - -              - -        - -          - -        87        87
                     ------------------------------------------------------------------------------------
Balance, Sept.
  30, 2000           4,361,279            48           42,250     (6,477)      36,795      (304)   72,312
                     ------------------------------------------------------------------------------------
Net Income                 - -           - -              - -        - -        3,028       - -     3,028
Repurchase of
  Common Stock        (259,040)           (3)          (3,471)       - -          - -       - -    (3,474)
Cash Dividends
  ($.20 per share)         - -           - -              - -        - -         (951)      - -      (951)
Earned ESOP
  Shares (2)               - -           - -              (40)       265          - -       - -       225
Change in fair
  value of
  securities
  available for
  sale, net of tax         - -           - -              - -        - -          - -       284       284
                     ------------------------------------------------------------------------------------
Balance, Mar.
  31, 2001           4,102,239           $45          $38,739    ($6,212)     $38,872      ($20)  $71,424
                     ------------------------------------------------------------------------------------

-------------------
(1)  Unearned ESOP Shares are considered issued but not outstanding.
(2)  The release of ESOP shares resulted in a market value adjustment to additional paid in capital.

                                See notes to unaudited consolidated financial statements

                                                           5

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six months ended March 31, 2001 and 2000
                          Dollars in Thousands
                               (unaudited)

                                                    Six Months Ended March 31,
                                                           2001         2000
                                                    ------------------------
Cash Flow from Operating Activities
Net income                                               $3,028       $2,507
                                                    ------------------------
Noncash revenues, expenses, gains and losses
 included in income:
  Depreciation                                              226          206
  Federal Home Loan Bank stock dividends                   (145)        (103)
  Market value adjustment - loans held for sale            (175)         407
  Earned ESOP Shares                                        225          195
  Gain on sale of securities available for sale            (228)         - -
  (Gain) Loss on sale of real estate owned, net             (11)          11
  Gain on sale of loans                                    (151)         (59)
  Provision for loan and real estate owned losses           650          405
Net (increase) decrease in loans originated for sale      4,040       (3,343)
Net decrease in other assets                               (311)         (53)
Decrease in other liabilities and accrued
  expenses, net                                            (133)        (536)
                                                    ------------------------
Net Cash (Used) Provided by Operating Activities          7,015         (363)

Cash Flow from Investing Activities
Net decrease (increase) in interest-bearing
  deposits in banks                                         193         (408)
Purchase of securities available for sale                (4,869)      (1,302)
Proceeds from maturities of securities available
  for sale                                                8,476        2,689
Proceeds from sale of securities available for sale         430          - -
Increase in loans receivable, net                        (5,683)     (21,931)
Additions to premises and equipment                      (1,493)      (1,012)
Additions to real estate owned                           (1,380)      (1,806)
Proceeds from Sale of real estate owned                   1,174          533
                                                    ------------------------
Net Cash Used by Investing Activities                    (3,152)     (23,237)

Cash Flow from Financing Activities
Increase in deposits, net                                12,622       12,322
Increase (decrease) in Federal Home Loan Bank
  advances, net                                         (11,077)      17,029
Repurchase of common stock                               (3,474)      (3,822)
Payment of Dividends                                       (951)        (827)
                                                    ------------------------
Net Cash (Used) Provided by Financing Activities         (2,880)      24,702

Net Increase in Cash                                        983        1,102

Cash and Due from Financial Institutions
  Beginning of period                                     8,893        6,810
                                                    ------------------------
  End of period                                          $9,876      $ 7,912
                                                    ========================

     See notes to unaudited consolidated financial statements   (continued)

                                                    Six Months Ended March 31,
                                                            2001        2000
                                                    ------------------------

Supplemental Disclosure of Cash Flow Information
  Income taxes paid                                     $    925    $  1,450
  Interest paid                                            7,221       5,501


Supplemental Disclosure of Noncash Investing Activities
  Loans transferred to real estate owned                     938       1,682
  Market value adjustment of securities held for sale,
    net of tax                                               284        (239)

          See notes to unaudited consolidated financial statements

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
          For the three and six months March 31, 2001 and 2000
                          Dollars in Thousands
                               (unaudited)

                                              Three Months        Six Months
                                            Ended March 31,   Ended March 31,
                                             2001     2000     2001      2000
                                           ---------------   ----------------
Comprehensive Income:
  Net Income                               $1,487   $1,309   $3,028    $2,507
  Change in fair value of securities
     Available for sale, net of tax           (30)     (89)     284      (239)
                                           ---------------   ----------------

Total Comprehensive Income                 $1,457   $1,220   $3,312    $2,268


            See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with the instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted
accounting principles.    However, all adjustments, which are, in the opinion
of management, necessary for a fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The results of operations for the three months and six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

(b) Principles of Consolidation: The interim consolidated financial statements include the accounts of Timberland Bancorp, Inc. and its wholly-owned subsidiary, Timberland Bank ("Bank"), and the Bank's wholly-
owned subsidiary, Timberland Service Corp.   All significant intercompany
balances have been eliminated in consolidation.

(c) The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2) EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. In accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans (ESOP), issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At March 31, 2001, there were 432,016 ESOP shares that had not been allocated.

                                   Three Months              Six Months
                                  Ended March 31,          Ended March 31,
                                 2001        2000          2001        2000
                            ------------------------  ------------------------
Basic EPS computation
  Numerator - Net Income    $ 1,487,000  $ 1,309,000  $ 3,028,000  $ 2,507,000

  Denominator - Weighted
    average common shares
    outstanding               4,227,619    4,548,076    4,286,529    4,620,467

Basic EPS                   $ 0.35       $ 0.29       $ 0.71       $ 0.54

Diluted EPS computation
  Numerator - Net Income    $ 1,487,000  $ 1,309,000  $ 3,028,000  $ 2,507,000
  Denominator - Weighted
    average common shares
    outstanding               4,227,619    4,548,076    4,286,529    4,620,467
Effect of dilutive stock
  options                        64,052          - -       36,562          - -
                            -----------  -----------  -----------  -----------
Weighted average common
  shares and common stock
  equivalents                 4,291,671    4,548,076    4,323,091    4,620,467

Diluted EPS                 $ 0.35       $ 0.29       $ 0.70       $ 0.54


(3)  DIVIDEND
On April 30, 2001, the Company announced a quarterly cash dividend of $0.10 per common share. The dividend is to be paid May 18, 2001, to shareholders of record as of the close of business May 4, 2001.

(4) ACCOUNTING CHANGES
None to be reported.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
-------------------------------------------------------------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three months and six months ended March 31, 2001. This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward looking statements may describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the economic climate in the Company's market areas and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.


Comparison of Financial Condition at March 31, 2001 and September 30, 2000

Total Assets: Total assets increased to $368.6 million at March 31, 2001 from $368.1 million at September 30, 2000, primarily reflected in a $1.6 million increase in total loans, a $1.3 million increase in premises and fixed assets, and an $800,000 increase in cash and due from financial institutions and interest bearing deposits in banks. These increases were partially offset by a $3.2 million decrease in investments and mortgage backed securities available for sale. Due to the current interest rate environment, the sale of lower interest rate fixed-rate mortgages has been increased. This affected the Bank's asset growth, however it represents a positive step in preparing the Bank for future interest rate increases.

Cash and Due from Financial Institutions:   Cash and due from financial
institutions increased to $9.9 million at March 31, 2001 from $8.9 million at September 30, 2000.

Interest Bearing Deposits in Banks:   Interest bearing deposits in banks
decreased to $2.9 million at March 31, 2001 from $3.1 million at September 30, 2000.

Investments and Mortgage-backed Securities:   Investments and mortgage-backed
securities decreased to $25.8 million at March 31, 2001 from $29.1 million at September 30, 2000. This decrease is primarily due to redemptions to fund share repurchases and scheduled amortization and prepayments.

Loans Receivable, and Loans Held-for-sale, net of allowance for loan losses:
Net loans receivable, including loans held-for-sale, increased to $314.6 million at March 31, 2001 from $313.0 million at September 30, 2000. This increase is primarily a result of an increase in commercial real estate loans, land loans, commercial business loans, and home equity and second mortgage loans. Loan originations for the quarter ended March 31, 2001 increased to $30.9 million from $23.5 million for the quarter ended December 31, 2000. The Company sold $8.1 million in fixed rate mortgages during the current quarter and loans classified as held for sale decreased to $24.6 million at March 31, 2001 from $28.3 million at September 30, 2000.

Real Estate Owned:   Real estate owned decreased slightly to $1.9 million at
March 31, 2001 from $2.0 million at September 30, 2000. The company wrote off $300,000 in REO market value losses during the quarter. Of this amount $235,000 was written down on the Company's largest remaining REO, a convenience store with a gas station. Due to competitive pressures facing the petroleum industry, which have adversely affected the value of convenience store properties, Timberland elected to sell the property at current market value to avoid the possibility of future losses on the property. Timberland has accepted offers on this property as well as the one remaining affiliated retail space. We anticipate the sale of these two properties, which currently comprise $711,000 of the March 31, 2001 REO balance, should close during the June 30, 2001 quarter.

Premises and Equipment: Premises and equipment increased by $1.3 million to $9.9 million at March 31, 2001 from $8.6 million at September 30, 2000. This increase is primarily due to construction costs for the Bank's Tumwater branch (Thurston County), which opened in March, construction costs for the Bank's Tacoma branch (Pierce County) which is scheduled to open in May, and the installation of a new check imaging system.

Deposits: Deposits increased by 5.9% to $225.2 million at March 31, 2001 from $212.6 million at September 30, 2000, primarily due to increases in the Bank's certificate of deposit accounts, money market accounts, and checking accounts.

Federal Home Loan Bank Advances: Federal Home Loan Bank ("FHLB") advances decreased 13.7% to $70.1 million at March 31, 2001 from $81.1 million at September 30, 2000, as funds from increased deposits, loan sales, and the maturity of investment securities were used to pay down the level of advances.

Shareholders' Equity:   Total shareholders' equity decreased to $71.4 million
at March 31, 2001 from $72.3 million at September 30, 2000, primarily as a result of the repurchase of 259,040 shares of the Company's stock for $3.5 million and the payment of $951,000 in dividends to shareholders. These decreases to shareholders' equity were partially offset by net income of $3.0 million, a $284,000 recovery in the Accumulated Other Comprehensive Loss category, and a $265,000 reduction in the equity component related to the unearned shares issued to the Employee Stock Ownership Trust

The Company continued to be active in stock repurchases during the quarter.
On February 12, 2001, the Company completed its seventh stock repurchase plan at an average price of $12.91. On February 23, 2001 the Company announced its eighth 5% stock repurchase plan. As of March 31, 2001, the Company had repurchased 83,500 of the 209,287 shares that were authorized to be repurchased at an average price of $13.375. The Company has now repurchased 2,078,245 (31.4%) of the 6,612,500 shares that were issued when the Company went public in January 1998.

Non-performing Assets: Total non-performing assets decreased to $4.9 million at March 31, 2001 from $5.6 million at September 30, 2000. The Company's non-performing assets to total asset ratio (NPA) decreased to 1.33% at March 31, 2001 from 1.52% at September 30, 2000. Non-accrual loans decreased to $3.0 million at March 31, 2001 from $3.6 million at September 30, 2000.

Non Performing Assets
---------------------
The following table sets forth information with respect to the Company's nonperforming assets at March 31, 2001 and September 30, 2000.

                                                At March 31,  At September 30,
                                                        2001             2000
                                                -----------------------------
                                                     (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
   One-to-four family                              $   1,046        $   1,203
   Commercial                                            310              551
   Construction and land development                     930            1,267
   Land                                                  353              233
Consumer loans                                           167              273
Commercial Business Loans                                204               85
                                                   ---------        ---------
     Total                                             3,010            3,612

Accruing loans which are contractually
past due 90 days or more:
Mortgage loans:
  Construction and land development                      - -              - -
                                                   ---------        ---------
     Total                                               - -              - -
                                                   ---------        ---------
Total of nonaccrual and
90 days past due loans                                 3,010            3,612

Real estate owned and other
repossessed assets                                     1,883            1,966
                                                   ---------        ---------
     Total nonperforming assets                        4,893            5,578

Restructured loans                                       - -              - -

Nonaccrual and 90 days or more past
due loans as a percentage of loans
receivable, (including loans held for sale)(1)         0.95%            1.14%

Nonaccrual and 90 days or more past
due loans as a percentage of total assets              0.82%            0.98%

Nonperforming assets as a percentage
of total assets                                        1.33%            1.52%

Loans receivable, (including loans
held for sale) (1)                                  $317,458         $315,646
                                                    ========         ========
Total assets                                        $368,604         $368,080
                                                    ========         ========
---------------
(1)  Loans receivable is before the allowance for loan losses

Loans Receivable
----------------

The following table sets forth the composition of the Company's loan portfolio by type of loan.

                                   At March 31,           At September 30,
                                      2001                     2000
                                Amount     Percent       Amount     Percent
                               -------------------      -------------------
                                          (Dollars In thousands)
Mortgage Loans:
  One-to-four family (1)(2)    $135,190     39.02%      $136,825     38.85%
  Multi family                   29,442      8.50         33,604      9.54
  Commercial                     62,242     17.97         58,632     16.65
  Construction and
    land development             83,370     24.07         89,903     25.52
  Land                           13,723      3.96         12,561      3.56
                               --------    ------       --------    ------
    Total mortgage loans        323,967     93.52        331,525     94.12
Consumer Loans:
  Home equity and second
    mortgage                     10,391      3.00          9,816      2.79
  Other                           6,480      1.87          6,081      1.72
                               --------    ------       --------    ------
                                 16,871      4.87         15,897      4.51

Commercial business loans         5,594      1.61          4,808      1.37
                               --------    ------       --------    ------
     Total loans                346,432    100.00%       352,230    100.00%

Less:
  Undisbursed portion of
    loans in process            (25,556)                 (32,831)
  Unearned income                (3,418)                  (3,578)
  Allowance for loan losses      (2,833)                  (2,640)
  Market value adjustment
   of loans held-for-sale           - -                     (175)
                               --------                 --------
Total loans receivable, net    $314,625                 $313,006
                               ========                 ========
----------------
(1)   Includes loans held-for-sale.
(2)   Includes real estate contracts totaling $1.2 million at March 31, 2001.

Deposit Breakdown
-----------------

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                 At March 31, 2001    At September 30, 2000
                                 -----------------    ---------------------

Non-interest bearing                 $ 16,207               $ 15,497
N.O.W. checking                        26,694                 24,467
Passbook savings                       28,286                 28,647
Money market accounts                  23,351                 20,863
Certificates of deposit
  under $100,000                       87,262                 80,717
Certificates of deposit
  $100,000 and over                    43,433                 42,420

      Total Deposits                 $225,233               $212,611
                                     ========               ========


Comparison of Operating Results for the Three Months Ended March 31, 2001 and
2000

Net Income: Net income for the quarter ended March 31, 2001 was $1.5 million or $0.35 per basic share ($0.35 per diluted share) compared to net income of $1.3 million or $0.29 per basic share ($0.29 per diluted share) for the quarter ended March 31, 2000. Income for the current quarter was reduced by $300,000 ($198,000 after income tax) in REO market value writedowns and $68,000 ($45,000 after income tax) in net start-up and marketing expenses associated with the Bank's new checking account acquisition program. These decreases were partially offset by a $228,000 ($150,000 after income tax) gain on sale of securities. Income for the quarter ended March 31, 2000 was reduced by a $127,000 ($84,000 after income tax) market value writedown on loans held for sale.

Net Interest Income: Net interest income increased 10.7% to $4.3 million for the three months ended March 31, 2001 from $3.9 million for the three months ended March 31, 2000.

Total interest and dividend income increased $1.0 million to $7.8 million for the three months ended March 31, 2001 from $6.8 million for the three months ended March 31, 2000. This increase is primarily a result of a $1.1 million increase in interest from loans receivable as average loans increased to $319.8 million for the quarter ended March 31, 2001 from $279.8 million for the quarter ended March 31, 2000, and is partially offset by a $68,000 net decrease in interest and dividends from investment securities and financial institutions. The net decrease in interest and dividends from investment securities and financial institutions is primarily a result of lower average balances for the quarter in investment securities and in funds held with financial institutions due to redemptions to fund share repurchases and scheduled amortization and prepayments.

Total interest expense increased 21.8% to $3.5 million for the three months ended March 31, 2001 from $2.9 million for the three months ended March 31, 2000. This increase is primarily a result of a $338,000 increase in interest paid on customer deposits and a $293,000 increase in interest paid on FHLB advances. Net interest margin decreased slightly to 4.93% for the three months ended March 31, 2001 from 4.97% for the three months ended March 31, 2000. However, net interest margin for the current quarter increased by 26 basis points from the 4.67% for the quarter ended December 31, 2000, primarily as a result of the Company's short-term FHLB advances re-pricing downward at maturity and the reduction in average FHLB borrowings for the quarter.

Provision for Loan Losses: The provision for loan losses for the three months ended March 31, 2001 was $200,000 compared with $280,000 for the three months ended March 31, 2000. Management deemed the general loan loss reserves of $2.8 million at March 31, 2001 (0.89% of loans receivable and loans held for sale and 94.1% of non-performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date. Net charge-offs for the current quarter were $135,000 compared to $302,000 in the same quarter of 2000.

Noninterest Income: Total noninterest income increased to $798,000 for the three months ended March 31, 2001 from $167,000 for the three months ended
March 31, 2000.   The increase is primarily due to a combined increase of
$241,000 in gain on sale of securities, a $127,000 change in market value adjustments on loans held for sale, a $106,000 increase in service charge on deposits, and a $73,000 increase in gain on sale of loans.

Noninterest Expense: Total noninterest expense increased to $2.7 million for the three months ended March 31, 2001 from $1.8 million for the three months ended March 31, 2000. This increase is primarily due to $300,000 in REO market value writedowns, a $231,000 increase in salary and employee benefit expense, and a $150,000 increase in advertising expense. The increase in salary and employee benefit expense is primarily a result of adding employees to staff the Bank's new branches in Tumwater and Tacoma and hiring additional commercial loan officers to increase the Bank's business banking activities. The increase in advertising expense is primarily due to $134,000 in advertising expense related to the new checking account acquisition program.

Provision for Income Taxes: The provision for income taxes increased to $734,000 for the three months ended March 31, 2001 from $647,000 for the three months ended March 31, 2000 primarily as a result of higher income before income taxes.


Comparison of Operating Results for the Six Months Ended March 31, 2001 and
2000

Net Income: Net income for the six months ended March 31, 2001 was $3.0 million or $0.71 per basic share ($0.70 per diluted share) compared to net income of $2.5 million or $0.54 per basic share ($0.54 per diluted share) for the six months ended March 31, 2000. Income for the current six months was increased by a $228,000 ($150,000 after income tax) gain on sale of securities and a $175,000 ($116,000 after income tax) market value recovery on loans held for sale. Also affecting income for the current six months was $300,000 ($198,000 after income tax) in REO market value writedowns and $183,000 ($121,000 after income tax) in net start-up and marketing expenses associated with the Bank's new checking account acquisition program. Income for the six months ended March 31, 2000 was reduced by a $407,000 ($269,000 after income tax) market value writedown on loans held for sale.

Net Interest Income: Net interest income increased 8.9% to $8.5 million for the six months ended March 31, 2001 from $7.8 million for the six months ended March 31, 2000.

Total interest and dividend income increased 18.3% to $15.8 million for the six months ended March 31, 2001 from $13.4 million for the six months ended March 31, 2000. The increase is primarily a result of a $2.5 million increase in interest from loans receivable and is partially offset by a $83,000 net decrease in interest and dividends from investment securities and financial institutions. The increase in interest income from loans receivable is primarily a result of higher average balances for the period due to loan growth, as average loan balances increased to $321.2 million for the six months ended March 31, 2001 from $274.9 million for the six months ended March 31, 2000. The net decrease in interest and dividends from investments securities and financial institutions is primarily a result of lower average balances for the six months in investment securities and in funds held with financial institutions due to redemptions to fund share repurchases and scheduled amortization and prepayments.

Total interest expense increased 31.5% to $7.3 million for the six months ended March 31, 2001 from $5.6 million for the six months ended March 31, 2000. This increase is primarily a result of a $930,000 increase in interest paid on FHLB advances and an $827,000 increase in interest paid on customer deposits arising from increases in both average rates paid and outstanding balances. The net interest margin was 4.80% for the six months ended March 31, 2001 compared to a net interest margin of 5.02% for the six months ended March 31, 2000.

Provision for Loan Losses: The provision for loan losses for the six months ended March 31, 2001 was $350,000 compared with $355,000 for the six months
ended March 31, 2000.   Management deemed the general loan loss reserves of
$2.8 million at March 31, 2001 (.89% of loans receivable and loans held for sale, and 94.1% of non-performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date. Net charge-offs for the six months ended March 31, 2001 and 2000 were $157,000 and $311,000 respectively.

Noninterest Income: Total noninterest income increased $1.2 million to $1.4 million for the six months ended March 31, 2001 from $222,000 for the six months ended March 31, 2000, primarily due to a $582,000 change in the market value adjustment on loans held for sale, a net increase of $241,000 in gain on sale of securities, a $145,000 increase in service charges on deposits, and a $92,000 increase in gain on sale of loans.

Noninterest Expense: Total noninterest expense increased $1.1 million to $5.0 million for the six months ended March 31, 2001 from $3.9 million for the six months ended March 31, 2000, primarily due to a $320,000 increase in salary and benefit expense, $300,000 in REO market value writedowns, a $216,000 increase in advertising expense, and smaller increases in ATM expenses and premises and equipment expenses. The increase in salary and benefit expense was primarily due to adding personnel to staff two new branches (Tumwater and Tacoma) and hiring additional commercial loan officers to increase the Bank's business banking activities. The increase in advertising expense is primarily a result of expenses related to the new checking account acquisition program.

Provision for Income Taxes: The provision for income taxes increased to $1.5 million for the six months ended March 31, 2001 from $1.2 million for the six months ended March 31, 2000 primarily as a result of higher income before income taxes.


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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2001, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 23.3%. The Bank also maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of $127.1 million, under which $70.1 million was outstanding at March 31, 2001.

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

The Bank's primary investing activity is the origination of one-to-four family mortgage loans and construction and land development loans. At March 31, 2001, the Bank had loan commitments totaling $23.2 million and undisbursed loans in process totaling $25.6 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments.
Certificates of deposit that are scheduled to mature in less than one year from March 31, 2001 totaled $108.3 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

Federally-insured state-chartered banks are required to maintained minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At March 31, 2001, the Bank was in compliance with all applicable capital requirements. For additional details see "Regulatory Capital".


Regulatory Capital
------------------

The following table compares the Bank's regulatory capital at March 31, 2001 to its minimum regulatory capital requirements at that date (dollars in thousands):
                                                    Percent of
                                          Amount    Adjusted Total Assets (1)
                                          ------    -------------------------

Tier 1 (leverage) capital                $59,982          16.7%
Tier 1 (leverage) capital requirement     14,405           4.0
                                         -------          ----
Excess                                   $45,577          12.7%

Tier 1 risk adjusted capital             $59,982          22.0%
Tier 1 risk adjusted capital requirement  10,924           4.0
                                         -------          ----
Excess                                   $49,058          18.0%

Total risk based capital                 $62,815          23.0%
Total risk based capital requirement      21,848           8.0
                                         -------          ----
Excess                                   $40,967          15.0%

-------------------
(1) For the Tier 1 (leverage) capital, percent of total average assets of $360.1 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $273.1 million.

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                          KEY FINANCIAL RATIOS
              (Dollars in thousands, except per share data)


                                       Three Months        Six Months
                                      Ended March 31,     Ended March 31,
                                     2001       2000      2001      2000
                                     ---------------      --------------
PERFORMANCE RATIOS:
Return on average assets (1)         1.63%      1.59%     1.65%     1.55%
Return on average equity (1)         8.20%      7.37%     8.34%     7.01%
Net interest margin (1)              4.93%      4.97%     4.80%     5.02%
Efficiency ratio                    52.75%     45.13%    50.60%    48.71%

                                        March 31,   September 30,
                                            2001            2000
                                        ------------------------
ASSET QUALITY RATIOS:
Non-performing loans                    $  3,010        $  3,612
REO's & other repossessed assets           1,883           1,966
Total non-performing assets                4,893           5,578
Non-performing assets to total assets       1.33%           1.52%
Allowance for loan losses to
  non-performing loans                     94.12%          73.09%

Book Value Per Share (2)                $  15.75         $ 15.09
Book Value Per Share (3)                $  17.34         $ 16.58
-------------------
(1)  Annualized
(2)  Calculation includes ESOP shares not committed to be released
(3)  Calculation excludes ESOP shares not committed to be released

                                       Three Months        Six Months
                                      Ended March 31,     Ended March 31,
                                     2001       2000      2001      2000
                                     ---------------      --------------
AVERAGE BALANCE SHEET:
Average Total Loans                $319,763   $279,844   $321,221   $274,910
Average Total Interest
  Earning Assets                    350,913    314,637    352,609    309,482
Average Total Assets                365,761    328,715    367,204    323,257
Average Total Interest Bearing
  Deposits                          198,126    185,161    195,833    180,964
Average FHLB Advances                78,334     58,227     82,017     56,438
Average Shareholders' Equity         72,537     71,087     72,622     71,476

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

Item 3.  Defaults Upon Senior Securities
----------------------------------------
None to be reported.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None to be reported.

Item 5.  Other Information
--------------------------
None to be reported.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
        (a)  Exhibits

             3(a)    Articles of Incorporation of the Registrant *
             3(b)    Bylaws of the Registrant *
             10(a)   Employee Severance Compensation Plan **
             10(b)   Timberland Savings Bank, S.S.B. Employee Stock Ownership
                       Plan **
             10(c)   Timberland Bancorp, Inc. 1999 Stock Option Plan ***
             10(d)   Timberland Bancorp, Inc. Management Recognition and
                       Development Plan ***
             -----------------
               *  Incorporated by reference to the Registrant's Registration
                    Statement of Form S-1 (333-35817).
              **  Incorporated by reference to the Registrant's Quarterly
                    Report on Form 10-Q for the quarter ended December 31, 1997.
             ***  Incorporated by reference to the Registrants Annual Meeting
                    Proxy Statement dated December 15, 1998.

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Timberland Bancorp, Inc.

Date:     May 10, 2001              By: /s/Clarence E. Hamre
                                       ----------------------------------
                                    Clarence E. Hamre
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

Date:     May 10, 2001              By: /s/Dean J. Brydon
                                       ----------------------------------
                                    Dean J. Brydon
                                    Chief Financial Officer
                                    (Principal Financial Officer)