Form 10-Q
period 2001-06-30
TIMBERLAND BANCORP INC
filed 2001-08-14
CIK 1046050

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 2001

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

                                  98550
                               (Zip Code)

                             (360) 533-4747
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                     --       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     CLASS                            SHARES OUTSTANDING AT JULY 31, 2001
     -----                            -----------------------------------
common stock, $.01 par value                       4,092,239

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

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                  June 30, 2001 and September 30, 2000
                          Dollars in Thousands
                               (unaudited)

                                                June 30,         September 30,
                                                   2001                  2000
                                              --------------------------------
Assets
Cash and due from financial institutions          $  10,376         $   8,893
Interest bearing deposits in banks                    1,834             3,109
Investments and mortgage-backed securities
 (available for sale)                                34,439            29,075

Loans receivable                                    303,648           287,303
Loans held for sale                                  12,445            28,343
Less: Allowance for loan losses                      (3,046)           (2,640)
                                              --------------------------------
    Total Loans                                     313,047           313,006
                                              --------------------------------

Accrued interest receivable                           1,807             1,756
Premises and equipment                               10,267             8,614
Real estate owned                                     1,416             1,966
Other assets                                          1,388             1,661
                                              --------------------------------
    Total Assets                                  $ 374,574         $ 368,080
                                              --------------------------------

Liabilities and Shareholder's Equity

Liabilities
Deposits                                          $ 228,992         $ 212,611
Federal Home Loan Bank advances                      71,419            81,137
Other liabilities and accrued expenses                1,850             2,020
                                              --------------------------------
    Total Liabilities                               302,261           295,768
                                              --------------------------------

Shareholder's Equity
Common Stock, $.01 par value; 50,000,000
  shares authorized; June 30, 2001 - 4,524,255
  issued, 4,092,239 outstanding
 September 30, 2000 - 4,793,295 issued,
  4,361,279 outstanding (unallocated ESOP
  shares are not considered outstanding)                 45                48
Additional paid in capital                           38,591            42,250
Unearned shares issued to Employee Stock Ownership
 Trust                                               (6,080)           (6,477)
Retained earnings                                    39,826            36,795
Accumulated other comprehensive loss                    (69)             (304)
                                              --------------------------------
    Total Shareholder's Equity                       72,313            72,312
                                              --------------------------------

    Total Liabilities and Shareholder's Equity    $ 374,574         $ 368,080
                                              --------------------------------

          See notes to unaudited consolidated financial statements

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
       For the three and nine months ended June 30, 2001 and 2000
             Dollars in Thousands, Except Per Share Amounts
                               (unaudited)

                                   Three Months Ended      Nine Months Ended
                                         June 30,               June 30,
                                   2001          2000      2001          2000
                                   ------------------      -------------------
Interest and Dividend Income
Loans receivable                   $ 7,557    $ 6,971      $22,388    $19,270
Investments and mortgage-backed
 securities                            164        295          672        899
Dividends from investments             224        174          580        535
Interest bearing deposits in banks      32         20          137        107
                                   ------------------      -------------------
  Total Interest and Dividend
   Income                            7,977      7,460       23,777     20,811
                                   ------------------      -------------------
Interest Expense
Deposits                             2,451      2,126        7,198      6,047
Federal Home Loan Bank advances        901      1,087        3,489      2,744
                                   ------------------      -------------------
  Total Interest Expense             3,352      3,213       10,687      8,791
                                   ------------------      -------------------
  Net Interest Income                4,625      4,247       13,090     12,020
Provision for Loan Losses              800        410        1,150        765
                                   ------------------      -------------------
  Net Interest Income After
   Provision For Loan Losses         3,825      3,837       11,940     11,255
                                   ------------------      -------------------

Non-Interest Income
Service charges on deposits            307        129          699        376
Gain on sale of loans, net             185         21          336         80
Market value adjustment on loans
 held for sale                          --        306          175       (101)
Gain (loss) on Sale of Securities      (22)        (2)         205        (15)
Escrow fees                             64         50          148        148
Servicing income (expense) on loans
 sold                                  121          1          170         (6)
Other                                  202        142          530        387
                                   ------------------      -------------------
  Total Non-Interest Income            857        647        2,263        869
                                   ------------------      -------------------
Non-Interest Expense
Salaries and employee benefits       1,425      1,144        4,024      3,424
Premises and equipment                 316        237          830        723
Advertising                            270        107          681        302
Other                                  543        477        2,014      1,410
                                   ------------------      -------------------
  Total Non-Interest Expense         2,554      1,965        7,549      5,859
                                   ------------------      -------------------
Income Before Income Taxes           2,128      2,519        6,654      6,265
Provision for Income Taxes             721        838        2,219      2,077
                                   ------------------      -------------------
  Net Income                       $ 1,407    $ 1,681      $ 4,435    $ 4,188
                                   ------------------      -------------------
Earnings per common share:
  Basic                            $  0.34    $  0.38      $  1.05    $  0.92
  Diluted                          $  0.34    $  0.38      $  1.04    $  0.92
Weighted average shares outstanding:
  Basic                          4,097,184  4,393,512    4,223,414  4,545,092
  Diluted                        4,198,706  4,393,512    4,283,383  4,545,092
Dividends per share:               $  0.10    $  0.09      $  0.30    $  0.25

              See notes to unaudited consolidated financial statements

                                  TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the year ended September 30, 2000 and the nine months ended June 30, 2001
                              Dollars in Thousands Except Common Stock Shares
                                               (unaudited)

                                                                  Unearned
                                                                    Shares             Accumulated
                                                                 Issued to                   Other
                                                                  Employee                 Compre-
                                  Common   Common   Additional       Stock                 hensive
                            Stock Shares    Stock      Paid-In   Ownership    Retained      Income
                         Outstanding (1)   Amount      Capital       Trust    Earnings      (Loss)    Total
                         ---------------   ------      -------       -----    --------      ------    ------
Balance, Sept. 30, 1999        4,750,139      $52      $46,943     ($7,005)    $32,646     $  (391) $72,245
Net Income                            --       --           --          --       5,897          --    5,897
Repurchase of
 Common Stock                   (424,127)      (4)      (4,599)         --          --          --   (4,603)
Cash Dividends
 ($.35 per share)                     --       --           --          -       (1,748)         --   (1,748)
Earned ESOP Shares (2)            35,267       --          (94)        528          --          --      434
Change in fair value of
 securities available
 for sale, net of tax                 --       --           --          --          --          87       87
                         -----------------------------------------------------------------------------------
Balance, Sept. 30, 2000        4,361,279       48       42,250      (6,477)     36,795        (304)  72,312
                         -----------------------------------------------------------------------------------

Net Income                            --       --           --          --       4,435          --    4,435
Repurchase of
 Common Stock                   (269,040)      (3)      (3,616)         --          --          --   (3,619)
Cash Dividends
 ($.30 per share)                     --       --           --           -      (1,404)         --   (1,404)
Earned ESOP Shares (2)                --       --          (43)        397          --          --      354
Change in fair value of
 securities available
 for sale, net of tax                 --       --           --          --          --         235      235
                         -----------------------------------------------------------------------------------
Balance, June 30, 2001         4,092,239      $45      $38,591     ($6,080)    $39,826        ($69) $72,313
                         -----------------------------------------------------------------------------------


------------------------------
(1)  Unearned ESOP Shares are considered issued but not outstanding.
(2)  The release of ESOP shares resulted in a market value adjustment to additional paid in capital.

                             See notes to unaudited consolidated financial statements

                                                   5

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the nine months ended June 30, 2001 and 2000
                          Dollars in Thousands
                               (unaudited)

                                                    Nine Months Ended June 30,
                                                         2001        2000
                                                    -------------------------
Cash Flow from Operating Activities
Net income                                             $ 4,435      $ 4,188
                                                    -------------------------
Noncash revenues, expenses, gains and losses
  included in income:
   Depreciation                                            338          315
   Federal Home Loan Bank stock dividends                 (226)        (161)
   Market value adjustment - loans held for sale          (175)         101
   Earned ESOP Shares                                      354          281
   Gain on sale of securities available for sale          (205)          --
   (Gain) Loss on sale of real estate owned, net           (22)          14
   Gain on sale of loans                                  (336)         (80)
   Provision for loan and real estate owned losses       1,465          815
Net (increase) decrease in loans originated for sale    16,409        4,762)
Net (increase) decrease in other assets                    102         (260)
Decrease in other liabilities and accrued expenses, net   (171)        (183)
                                                    -------------------------
Net Cash Provided by Operating Activities               21,968          268

Cash Flow from Investing Activities
Net decrease (increase) in interest-bearing
 deposits in banks                                       1,275         (411)
Purchase of securities available for sale              (26,643)      (1,731)
Proceeds from maturities of securities
 available for sale                                      9,735        1,735
Proceeds from sale of securities available for sale     12,334        1,746
Increase in loans receivable, net                      (17,090)     (38,026)
Additions to premises and equipment                     (1,991)      (1,224)
Additions to real estate owned                          (1,506)      (1,590)
Proceeds from sale of real estate owned                  1,763          271
                                                    -------------------------
Net Cash Used by Investing Activities                  (22,123)     (39,230)

Cash Flow from Financing Activities
Increase in deposits, net                               16,380       15,031
Increase (decrease) in Federal Home Loan Bank
 advances, net                                          (9,719)      29,841
Repurchase of common stock                              (3,619)      (3,822)
Payment of Dividends                                    (1,404)      (1,264)
                                                    -------------------------
Net Cash Provided by Financing Activities                1,638       39,786

Net Increase in Cash                                     1,483          824

Cash and Due from Financial Institutions
   Beginning of period                                   8,893        6,810
                                                    -------------------------
   End of period                                       $10,376      $ 7,634
                                                    -------------------------

    See notes to unaudited consolidated financial statements   (continued)

                                                    Nine Months Ended June 30,
                                                         2001        2000
                                                    -------------------------
Supplemental Disclosure of Cash Flow Information
   Income taxes paid                                   $ 1,425      $ 2,275
   Interest paid                                        10,677        8,560

Supplemental Disclosure of Noncash Investing
 Activities
   Loans transferred to real estate owned                  994        1,863
   Market value adjustment of securities held for
    sale, net of tax                                       235         (181)



        See notes to unaudited consolidated financial statements

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
          For the three and nine months June 30, 2001 and 2000
                          Dollars in Thousands
                               (unaudited)



                                   Three Months Ended       Nine Months Ended
                                         June 30,                June 30,
                                   2001          2000       2001         2000
                                   ------------------       -----------------
Comprehensive Income:
  Net Income                       $1,407      $1,681       $4,435     $4,188
  Change in fair value of
   securities available for
   sale, net of tax                   (49)         58          235       (181)
                                   ------------------       -----------------
Total Comprehensive Income         $1,358      $1,739       $4,670     $4,007
                                   ==================       =================


         See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with the instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The results of operations for the three months and nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

(b) Principles of Consolidation: The interim consolidated financial statements include the accounts of Timberland Bancorp, Inc. and its wholly-owned subsidiary, Timberland Bank ("Bank"), and the Bank's wholly-owned
subsidiary, Timberland Service Corp.   All significant intercompany balances
have been eliminated in consolidation.

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

(2) EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options. In accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans (ESOP), issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At June 30, 2001, there were 432,016 ESOP shares that had not been allocated.

                                 Three Months Ended        Nine Months Ended
                                       June 30,                 June 30,
                                 2001           2000     2001             2000
                                 -------------------     ---------------------
Basic EPS computation
  Numerator - Net Income        $1,407,000  $1,681,000  $4,435,000  $4,188,000

  Denominator - Weighted average
   common shares outstanding     4,097,184   4,393,512   4,223,414   4,545,092

Basic EPS                           $ 0.34      $ 0.38      $ 1.05      $ 0.92

Diluted EPS computation
  Numerator - Net Income        $1,407,000  $1,681,000  $4,435,000  $4,188,000
  Denominator - Weighted average
   common shares outstanding     4,097,184   4,393,512   4,223,414   4,545,092
Effect of dilutive stock options   101,522          --      59,969          --
                                ----------  ----------  ----------  ----------
Weighted average common shares
  and common stock equivalents   4,198,706   4,393,512   4,283,383   4,545,092

Diluted EPS                         $ 0.34      $ 0.38      $ 1.04      $ 0.92



(3)  DIVIDEND
On July 30, 2001, the Company announced a quarterly cash dividend of $0.11 per common share. The dividend is to be paid August 17, 2001, to shareholders of record as of the close of business August 3, 2001.

(4) ACCOUNTING CHANGES
None to be reported.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
          Results of Operation
          --------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three months and nine months ended June 30, 2001. This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward looking statements may describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include competition in the financial services market for both deposits and loans, interest rate trends, the economic climate in the Company's market areas and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.



Comparison of Financial Condition at June 30, 2001 and September 30, 2000

Total Assets: Total assets increased to $374.6 million at June 30, 2001 from $368.1 million at September 30, 2000, with the increase reflected in investments and mortgage-backed securities which increased $5.4 million, and premises and equipment, which increased $1.7 million.

Cash and Due from Financial Institutions: Cash and due from financial institutions increased to $10.4million at June 30, 2001 from $8.9 million at September 30, 2000.

Interest Bearing Deposits in Banks: Interest bearing deposits in banks decreased to $1.8 million at June 30, 2001 from $3.1 million at September 30, 2000.

Investments and Mortgage-backed Securities: Investments and mortgage-backed securities increased to $34.4 million at June 30, 2001 from $29.1 million at September 30, 2000. The increase is primarily a result of the purchase of $10.0 million in mortgage-backed securities in connection with the Bank's asset liability management strategies, and was partially offset by redemptions to fund share repurchases, and scheduled amortization and prepayments. During the current quarter, the Bank converted $11.9 million in fixed rate loans held for sale to mortgage-backed securities. These newly created securities were then sold and the proceeds were used to purchase other mortgage-backed securities with shorter maturities.

Loans Receivable, and Loans Held-for-sale, net of allowance for loan losses:
Net loans receivable, including loans held-for-sale, remained constant at $313.0 million at June 30, 2001 as compared to September 30, 2000. This is primarily a result of the Company selling $8.5 million in fixed rate mortgage loans and converting $11.9 million in fixed rate mortgage loans held for sale to mortgage-backed securities during the current quarter. Loan originations for the quarter ended June 30, 2001 increased to $51.5 million from $30.9 million for the quarter ended March 31, 2001, and loans classified as held for sale decreased to $12.4 million at June 30, 2001 from $28.3 million at September 30, 2000.

Real Estate Owned ("REO"): Real estate owned decreased to $1.4 million at June 30, 2001 from $2.0 million at September 30, 2000. This decrease is primarily due to the sale of two retail space properties which were part of the Company's largest REO. The remaining portion of this REO, a convenience store with a gas station has been sold and is expected to close in August 2001. As of June 30, 2001 this REO had a balance of $310,000.

Premises and Equipment: Premises and equipment increased by $1.7 million to $10.3 million at June 30, 2001 from $8.6 million at September 30, 2000. This increase is primarily due to construction costs for the Bank's Tumwater branch (Thurston County), which opened in March 2001, construction costs for the Bank's Tacoma branch (Pierce County) which opened in June 2001, and the purchase of a new check imaging system.

Deposits: Deposits increased by 7.7% to $229.0 million at June 30, 2001 from $212.6 million at September 30, 2000, with the Bank's certificate of deposit accounts, checking accounts, passbook savings accounts, and money market accounts all indicating increases from September 30, 2000 totals.

Federal Home Loan Bank ("FHLB") Advances: FHLB advances decreased by 12.0% to $71.4 million at June 30, 2001 from $81.1 million at September 30, 2000, as funds from increased deposits, loan sales, and the maturity of investment securities were used to pay down the level of advances.

Shareholders' Equity: Total shareholders' equity remained constant at $72.3 million for June 30, 2001 as compared to September 30, 2000. The components of shareholders' equity were affected by the repurchase of 269,040 shares of the Company's stock for $3.6 million, the payment of $1.4 million in dividends to shareholders, net income of $4.4 million, a $235,000 recovery in the Accumulated Other Comprehensive Loss category, and a $397,000 reduction in the equity component related to the unearned shares issued to the Employee Stock Ownership Trust.

On February 23, 2001 the Company announced a plan to repurchase 209,287 shares of the Company's stock. This marked the Company's eighth 5% stock repurchase plan. As of June 30, 2001, the Company had repurchased 93,500 shares at an
average price of $13.495.   The Company has now repurchased 2,088,245 (31.6%)
of the 6,612,500 shares that were issued when the Company went public in January 1998.

Non-performing Assets: Total non-performing assets increased to $6.3 million at June 30, 2001 from $5.6 million at September 30, 2000, primarily due to a $1.3 million increase in non-performing loans and was partially offset by a $550,000 decrease in REO's. The increase in non-performing loans is primarily due to a $1.8 million loan secured by commercial real estate being put on non-accrual status. The borrowers have put the commercial property up for
sale.   The Company's non-performing asset ratio to total asset ratio ("NPA")
increased to 1.68% at June 30, 2001 from 1.52% at September 30, 2000.

Non Performing Assets
---------------------
The following table sets forth information with respect to the Company's nonperforming assets at June 30, 2001 and September 30, 2000.

                                          At June 30,         At September 30,
                                                 2001                    2000
                                        --------------------------------------
                                                 (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
   One-to-four family                        $  1,222                $  1,203
   Commercial                                   2,088                     551
   Construction and land development              999                   1,267
   Land                                           345                     233
Consumer loans                                    166                     273
Commercial Business Loans                          42                      85
                                             --------                --------
     Total                                      4,862                   3,612


Accruing loans which are contractually
past due 90 days or more:
Mortgage loans:
   Construction and land development               --                      --
                                             --------                --------
     Total                                         --                      --
                                             --------                --------


Total of nonaccrual and
90 days past due loans                          4,862                   3,612

Real estate owned and other
repossessed assets                              1,416                   1,966
                                             --------                --------
     Total nonperforming assets                 6,278                   5,578

Restructured loans                                 --                      --

Nonaccrual and 90 days or more past
due loans as a percentage of loans
receivable, (including loans held for sale)(1)  1.54%                    1.14%

Nonaccrual and 90 days or more past
due loans as a percentage of total assets       1.30%                    0.98%

Nonperforming assets as a percentage
of total assets                                 1.68%                    1.52%

Loans receivable, (including loans
held for sale) (1)                          $316,093                 $315,646
                                            ========                 ========

Total assets                                $374,574                 $368,080
                                            ========                 ========


---------------
(1)  Loans receivable is before the allowance for loan losses

Loans Receivable
----------------

The following table sets forth the composition of the Company's loan portfolio by type of loan.

                                       At June 30,           At September 30,
                                          2001                    2000
                                  Amount        Percent   Amount       Percent
                                  ---------------------   --------------------
                                             (Dollars In thousands)

Mortgage Loans:
  One-to-four family (1)(2)      $124,686       35.34%    $136,825      38.85%
  Multi family                     29,451        8.35       33,604       9.54
  Commercial                       65,957       18.70       58,632      16.65
  Construction and
   land development                94,741       26.85       89,903      25.52
  Land                             13,794        3.91       12,561       3.56
                                 --------      ------     --------     ------
    Total mortgage loans          328,629       93.15      331,525      94.12
Consumer Loans:
  Home equity and second mortgage  11,147        3.16        9,816       2.79
  Other                             7,081        2.01        6,081       1.72
                                 --------      ------     --------     ------
                                   18,228        5.17       15,897       4.51

Commercial business loans           5,936        1.68        4,808       1.37
                                 --------      ------     --------     ------
    Total loans                   352,793      100.00%     352,230     100.00%
                                               =======                 =======

Less:
  Undisbursed portion of loans
   in process                     (33,304)                 (32,831)
  Unearned income                  (3,396)                  (3,578)
  Allowance for loan losses        (3,046)                  (2,640)
  Market value adjustment of loans
   held-for-sale                       --                     (175)
                                 --------                 --------
Total loans receivable, net      $313,047                 $313,006
                                 ========                 ========

----------------
(1)   Includes loans held-for-sale.
(2)   Includes real estate contracts totaling $1.2 million at June 30, 2001.

Deposit Breakdown
-----------------

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                    At June 30, 2001    At September 30, 2000
                                    ----------------    ---------------------
                                     (in thousands)          (in thousands)

Non-interest bearing                      $ 15,537               $ 15,497
N.O.W. checking                             28,109                 24,467
Passbook savings                            32,002                 28,647
Money market accounts                       23,709                 20,863
Certificates of deposit under $100,000      87,793                 80,717
Certificates of deposit $100,000 and over   41,842                 42,420
                                          --------               --------

                    Total Deposits        $228,992               $212,611
                                          ========               ========




Comparison of Operating Results for the Three Months Ended June 30, 2001 and
2000

Net Income: Net income for the three months ended June 30, 2001 was $1.4 million, or $0.34 per diluted share ($0.34 per basic share) compared to $1.7 million or $0.38 per diluted share ($0.38 per basic share) for the three months ended June 30, 2000. Income for the current quarter was reduced by an $800,000 provision for loan losses, which was $390,000 higher then the prior year provision, and by an increase in non-interest expense of $589,000. These increased expenses were partially offset by the $150,000 recovery of a kiting-related non-sufficient fund expense (NSF), a $164,000 increase in gain on sale of loans, a $120,000 increase in servicing income on loans sold, and a $378,000 increase in net interest income. Income for the quarter ended June 30, 2000 had been increased by a $306,000 market value recovery on loans held for sale and the receipt of $290,000 of delinquent interest and fee income on a large non-performing asset.

Net Interest Income: Net interest income increased 8.9% to $4.6 million for the three months ended June 30, 2001 from $4.2 million for the three months ended June 30, 2000.

Total interest and dividend income increased $517,000 to $8.0 million for the three months ended June 30, 2001 from $7.5 million for the three months ended June 30, 2000, primarily as a result of the Bank's larger loan portfolio. Average loans increased to $326.1 million for the quarter ended June 30, 2001 from $295.6 million for the quarter ended June 30, 2000. The $586,000 increase in loan interest is partially offset by a $69,000 net decrease in interest and dividends from investment securities and financial institutions. The net decrease in interest and dividends from investment securities and financial institutions is primarily a result of lower average balances for the quarter in investment securities and in funds held with financial institutions primarily due to redemptions to fund share repurchases and scheduled amortization and prepayments.

Total interest expense increased 4.3% to $3.4 million for the three months ended June 30, 2001 from $3.2 million for the three months ended June 30, 2000. This increase is primarily a result of a $325,000 increase in interest paid on customer deposits and a $186,000 decrease in interest paid on FHLB advances. Net interest margin remained constant at 5.21% for the three months ended June 30, 2001 and 2000. However, net interest margin for the current quarter increased by 28 basis points from the 4.93% for the quarter ended March 31, 2001, primarily as a result of the Company's short-term FHLB advances re-pricing downward at maturity and the reduction in average FHLB borrowings for the quarter.

Provision for Loan Losses: The provision for loan losses for the three months ended June 30, 2001 was $800,000 compared to $410,000 for the three months ended June 30, 2000. Management determined the general loan loss reserves of $3.1 million at June 30, 2001 (0.96% of loans receivable and loans held for sale and 62.7% of non-performing loans) was adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date. Net charge-offs for the current quarter were $587,000 compared to a net recovery of $30,000 in the same quarter of 2000. The current quarter's charge-offs were primarily the result of two related commercial business loans being written off.

Noninterest Income: Total noninterest income increased to $857,000 for the three months ended June 30, 2001 from $647,000 for the three months ended June 30, 2000. This increase is primarily due to a $178,000 increase in service charges on deposits, a $164,000 increase in gain on sale of loans, and a $120,000 increase in servicing income on loans sold. These increases were partially offset by a $306,000 net change in the market value adjustment on loans held for sale.

Noninterest Expense: Total noninterest expense increased to $2.6 million for the three months ended June 30, 2001 from $2.0 million for the three months ended June 30, 2000. This increase is primarily due to a $281,000 increase in salary and employee benefit expense, a $163,000 increase in advertising expense, and a $79,000 increase in premises and equipment expenses. The increase in salary and employee benefit expense is primarily a result of adding employees to staff the Bank's new branches (Tumwater and Tacoma) and hiring additional commercial loan staff to manage the Bank's business banking
activities.   The increase in advertising expense is primarily a result of
$141,000 in advertising expenses related to the new checking account acquisition program. These expense increases were partially offset by the recovery in the current quarter of the $150,000 kiting related NSF expense that the Company incurred during the quarter ended September 30, 2000.

Provision for Income Taxes: The provision for income taxes decreased to $721,000 for the three months ended June 30, 2001 from $838,000 for the three months ended June 30, 2000 primarily as a result of lower income before income taxes.

Other. On July 26, 2001 shares were awarded under the Company's Management Recognition and Development Plan to managers and directors of the Company. For further information concerning the estimated expense related to the Company's Management Recognition and Development Plan on future periods, see
Part II, Item 5.

Comparison of Operating Results for the Nine Months Ended June 30, 2001 and
2000

Net Income: Net income for the nine months ended June 30, 2001 was $4.4 million, or $1.04 per diluted share ($1.05 per basic share) compared to $4.2 million, or $0.92 per diluted share ($0.92 per basic share) for the nine months ended June 30, 2000. Income for the current nine months was increased by a $205,000 gain on sale of securities, a $175,000 market value recovery on loans held for sale, a $150,000 recovery of a kiting-related NSF expense, $336,000 in gains on sale of loans and $170,000 in servicing income on loans sold. Income for the current nine months was reduced by increased loan loss provisions and $315,000 in REO market value writedowns. Net interest income for the current nine months was $1.1 million higher than a year earlier, and non-interest expense was up $1.7 million from the same period a year ago. Income for the nine months ended June 30, 2000 was reduced by a $101,000 market value writedown on loans held for sale and was increased by the receipt of $290,000 of delinquent interest and fees on a non-performing asset.

On July 26, 2001 shares were awarded under the Company's Management Recognition and Development Plan to managers and directors of the Company. For further information concerning the estimated expense related to the Company's Management Recognition and Development Plan on future periods, see
Part II, Item 5.

Net Interest Income: Net interest income increased $1.1 million to $13.1 million for the nine months ended June 30, 2001 from $12.0 million for the nine months ended June 30, 2000.

Total interest and dividend income increased 14.3% to $23.8 million for the nine months ended June 30, 2001 from $20.8 million for the nine months ended June 30, 2000. The increase is primarily a result of a $3.1 million increase in interest from loans receivable and is partially offset by a $152,000 net decrease in interest and dividends from investment securities and financial institutions. The increase in interest income from loans receivable is primarily a result of higher average balances for the period due to loan growth, as average loan balances increased to $322.8 million for the nine months ended June 30, 2001 from $281.8 million for the nine months ended June 30, 2000. The net decrease in interest and dividends from investments securities and financial institutions is primarily a result of lower average balances for the nine months in investment securities and in funds held with financial institutions due to redemptions to fund share repurchases and scheduled amortization and prepayments.

Total interest expense increased 21.6% to $10.7 million for the nine months ended June 30, 2001 from $8.8 million for the nine months ended June 30, 2000. This increase is primarily a result of a $745,000 increase in interest paid on FHLB advances and a $1.2 million increase in interest paid on customer deposits arising from increases in both average rates paid and outstanding balances. The net interest margin was 4.94% for the nine months ended June 30, 2001 compared to a net interest margin of 5.08% for the nine months ended June 30, 2000.

Provision for Loan Losses: The provision for loan losses for the nine months ended June 30, 2001 was $1.2 million compared to $765,000 for the nine months
ended June 30, 2000.   Management deemed the general loan loss reserves of
$3.1 million at June 30, 2001 (.96% of loans receivable and loans held for sale, and 62.7% of non-performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date. Net charge-offs for the nine months ended June 30, 2001 and 2000 were $744,000 and $281,000 respectively.

Noninterest Income: For the nine months ended June 30, 2001, noninterest income increased $1.4 million to $2.3 million, due primarily to a $323,000 increase in service charge on deposits, a $276,000 net change in the market value adjustment on loans held for sale, a $256,000 increase in gain on sale of loans, a $220,000 increase in gain on sales of securities, and a $176,000 increase in servicing income on loans sold.

Noninterest Expense: Total noninterest expense increased to $7.5 million for the nine months ended June 30, 2001 from $5.9 million for the nine months ended June 30, 2000. This increase is primarily due to a $600,000 increase in salary and employee benefits, a $379,000 increase in advertising expense, a $300,000 increase in REO related expenses, and a $107,000 increase in premises and equipment expenses. Partially offsetting these expense increases was the $150,000 recovery a kiting-related NSF expense.

On July 26, 2001 shares were awarded under the Company's Management Recognition and Development Plan to managers and directors of the Company. For further information concerning the estimated expense related to the Company's Management Recognition and Development Plan on future periods, see
Part II, Item 5.

Provision for Income Taxes: The provision for income taxes increased to $2.2 million for the nine months ended June 30, 2001 from $2.1 million for the nine months ended June 30, 2000 primarily as a result of higher income before income taxes.


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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2001, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 21.0%. The Bank also maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of $127.4 million, under which $71.4 million was outstanding at June 30, 2001.

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

The Bank's primary investing activity is the origination of one-to-four family mortgage loans and construction and land development loans. At June 30, 2001, the Bank had loan commitments totaling $16.7 million and undisbursed loans in process totaling $33.3 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2001 totaled $111.3 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

Federally-insured state-chartered banks are required to maintained minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (I) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At June 30, 2001, the Bank was in compliance with all applicable capital requirements. For additional details see "Regulatory Capital".

Regulatory Capital
------------------

The following table compares the Bank's regulatory capital at June 30, 2001 to its minimum regulatory capital requirements at that date (dollars in thousands):
                                                           Percent of
                                       Amount       Adjusted Total Assets (1)
                                       ------       -------------------------

Tier 1 (leverage) capital              $61,374                16.7%
Tier 1 (leverage) capital requirement   14,671                 4.0
                                       -------                ----
Excess                                 $46,703                12.7%
                                       =======                =====

Tier 1 risk adjusted capital           $61,374                23.3%
Tier 1 risk adjusted capital
 requirement                            10,544                 4.0
                                       -------                ----
Excess                                 $50,830                19.3%
                                       =======                =====

Total risk based capital               $64,420                24.4%
Total risk based capital requirement    21,089                 8.0
                                       -------                ----
Excess                                 $43,331                16.4%
                                       =======                =====

------------------
(1) For the Tier 1 (leverage) capital, percent of total average assets of $366.8 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $263.6 million.

                  TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                            KEY FINANCIAL RATIOS
                (Dollars in thousands, except per share data)


                                     Three Months Ended     Nine Months Ended
                                           June 30,             June 30,
                                     2001          2000     2001         2000
                                     ------------------     -----------------

PERFORMANCE RATIOS:
Return on average assets (1)         1.52%        1.97%     1.60%        1.70%
Return on average equity (1)         7.84%        9.52%     8.17%        7.84%
Net interest margin (1)              5.21%        5.21%     4.94%        5.08%
Efficiency ratio                    46.59%       40.15%    49.17%       45.46%


                                           June 30,         September 30,
                                              2001                  2000
                                          -------------------------------
ASSET QUALITY RATIOS:
Non-performing loans                      $  4,862               $  3,612
REO & other repossessed assets               1,416                  1,966
Total non-performing assets                  6,278                  5,578
Non-performing assets to total assets         1.68%                  1.52%
Allowance for loan losses to
 non-performing loans                        62.65%                 73.09%

Book Value Per Share (2)                  $  15.98               $  15.09
Book Value Per Share (3)                  $  17.56               $  16.58

----------------------
(1)  Annualized
(2)  Calculation includes ESOP shares not committed to be released
(3)  Calculation excludes ESOP shares not committed to be released


                                    Three Months Ended      Nine Months Ended
                                           June 30,              June 30,
                                    2001          2000      2001         2000
                                    -------------------     -----------------

AVERAGE BALANCE SHEET:
Average Total Loans                 $ 326,099  $ 295,556  $ 322,847  $ 281,792
Average Total Interest Earning
 Assets                               354,907    325,975    353,375    314,980
Average Total Assets                  371,107    341,132    368,505    329,215
Average Total Interest Bearing
 Deposits                             213,488    187,319    201,718    187,319
Average FHLB Advances                  67,139     69,215     77,057     60,697
Average Shareholders' Equity           71,814     70,683     72,352     71,212


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

Item 3.   Defaults Upon Senior Securities
-----------------------------------------
None to be reported.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
None to be reported.

Item 5.   Other Information
---------------------------
The Company's Board of Directors also announced that 204,927 shares were awarded from authorized but unissued shares to Management and Directors under the Company's Management Recognition and Development Plan ("MRDP"), which was adopted by the Board of Directors on November 10, 1998 and approved by 80.47%
of the voting shareholders on January 25, 1999.   The MRDP shares were awarded
on July 26, 2001 and 20% of the shares will vest during the quarter ending September 30, 2001. The remainder of these shares will vest in 20% increments over the next four years. The Company estimates that it will incur MRDP related expenses of approximately $0.13 per share during the September 30, 2001 quarter due to the vesting of the shares. Thereafter, the Company estimates that it will incur MRDP expenses of approximately $0.032 per quarter through June 30, 2005.

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

          _________________
          * Incorporated by reference to the Registrant's Registration Statement of Form S-1 (333-35817).
          ** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
          *** Incorporated by reference to the Registrant's Annual Meeting Proxy Statement dated December 15, 1998.

     (b)  Reports on Form 8-K
          No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Timberland Bancorp, Inc.

Date:     August 9, 2001            By: /s/ Clarence E. Hamre
                                        -------------------------
                                    Clarence E. Hamre
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date:    August 9, 2001             By: /s/ Dean J. Brydon
                                        -------------------------
                                    Dean J. Brydon
                                    Chief Financial Officer
                                    (Principal Financial Officer)