Form 10-K405
period 2001-09-30
TIMBERLAND BANCORP INC
filed 2001-12-21
CIK 1046050

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended September 30, 2001                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number: 0-23333

                           TIMBERLAND BANCORP, INC.
------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

         Washington                                             91-1863696
----------------------------------------------               -----------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                               I.D. Number)

624 Simpson Avenue, Hoquiam, Washington                            98550
----------------------------------------------               -----------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:            (360) 533-4747

Securities registered pursuant to Section 12(b)
of the Act:                                                         None
                                                             -----------------

Securities registered pursuant to Section 12(g)        Common Stock, par value
of the Act:                                                 $.01 per share
                                                       -----------------------
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
     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendments to this Form 10-K.   X
                              -----
     As of December 5, 2001, there were outstanding 4,006,103 shares of the registrant's Common Stock, which are listed on the Nasdaq National Market System under the symbol "TSBK." Based on the average of the bid and asked prices for the Common Stock on December 5, 2001, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $58,889,714 (4,006,103 shares at $14.70 per share). For purposes of this calculation, Common Stock held by officers and directors of the registrant and Timberland Bank, Employee Stock Ownership Plan and Trust are considered nonaffiliates.

                     DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders (Part III).

                             TIMBERLAND BANCORP, INC.
                        2001 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                                      Page
                                                                      ----
PART I.............................................................    1
    Item 1. Business...............................................    1
       General.....................................................    1
       Market Area.................................................    1
       Lending Activities..........................................    2
       Investment Activities.......................................   17
       Deposit Activities and Other Sources of Funds...............   18
       Regulation of the Bank......................................   21
       Regulation of the Company...................................   26
       Taxation....................................................   28
       Competition.................................................   30
       Subsidiary Activities.......................................   30
       Personnel...................................................   30
    Item 2. Properties.............................................   30
    Item 3. Legal Proceedings......................................   32
    Item 4. Submission of Matters to a Vote of Security Holders....   32
PART II............................................................   32
    Item 5. Market for the Registrant's Common Equity and
             Related Stockholder Matters...........................   32
    Item 6. Selected Financial Data................................   33
    Item 7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................   35
       General.....................................................   35
       Operating Strategy..........................................   35
       Market Risk and Asset and Liability Management..............   36
       Comparison of Financial Condition at September 30, 2001
        and 2000...................................................   37
       Comparison of Financial Condition at September 30, 2000
        and 1999...................................................   38
       Comparison of Operating Results for Years Ended September
        30, 2001 and 2000..........................................   39
       Comparison of Operating Results for Years Ended September
        30, 2000 and 1999..........................................   40
       Nonperforming Assets........................................   41
       Average Balances, Interest and Average Yields/Cost..........   41
       Rate/Volume Analysis........................................   43
       Liquidity and Capital Resources.............................   43
       Effect of Inflation and Changing Prices.....................   44
    Item 7A. Quantitative and Qualitative Disclosures About
              Market Risk..........................................   44
    Item 8. Financial Statements and Supplementary Data............   45
    Item 9. Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure................   80
PART III...........................................................   80
    Item 10. Directors and Executive Officers of the Registrant....   80
    Item 11. Executive Compensation................................   80
    Item 12. Security Ownership of Certain Beneficial Owners
              and Management.......................................   80
    Item 13. Certain Relationships and Related Transactions........   81
PART IV............................................................   81
    Item 14. Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K..................................   81

                                     PART I

ITEM 1.  BUSINESS
-----------------

GENERAL

     Timberland Bancorp, Inc. ("Company"), a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank, SSB ("Bank") upon the Bank's conversion from a Washington-chartered mutual to a Washington-chartered stock savings bank ("Conversion"). The Conversion was completed on January 12, 1998 through the sale and issuance of 6,612,500 shares of common stock by the Company. At September 30, 2001, the Company had total assets of $386.3 million, total deposits of $242.4 million and total shareholders' equity of $71.8 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

     The Bank was established in 1915 as "Southwest Washington Savings and Loan Association." In 1935, the Bank converted from a state-chartered mutual savings and loan association to a federally chartered mutual savings and loan association, and in 1972, changed its name to "Timberland Federal Savings and Loan Association." In 1990, the Bank converted to a federally chartered mutual savings bank under the name "Timberland Savings Bank, FSB." In 1991, the Bank converted to a Washington-chartered mutual savings bank and changed its name to "Timberland Savings Bank, SSB." On December 29, 2000, the Bank changed its name to "Timberland Bank." The Bank's deposits are insured by the FDIC up to applicable legal limits under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1937. The Bank is regulated by the Washington Department of Financial Institutions, Division of Banks ("Division") and the FDIC.

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

MARKET AREA

     The Bank considers Grays Harbor, Thurston, Pierce, King and Kitsap Counties as its primary market areas. The Bank conducts operations from its main office in Hoquiam (Grays Harbor County), three branch offices in Grays Harbor County (Aberdeen, Montesano and Ocean Shores), a branch office in King County (Auburn, opened in 1994), four branch offices in Pierce County (Edgewood, opened in 1980, Puyallup, opened in 1996, Spanaway, opened in 1999, and Tacoma, opened in 2001), three branch offices in Thurston County (Lacey, opened in 1997, Yelm, opened in 1999, and Tumwater opened in 2001),
and a branch office in Kitsap County (Poulsbo opened in 1999).   See "Item 2.
Properties."

     Hoquiam, population approximately 9,000, is located in Grays Harbor County which is situated along Washington State's central Pacific coast. Hoquiam is located approximately 110 miles southwest of Seattle and 145 miles northwest of Portland, Oregon.

     The Bank considers its primary market area to include three submarkets: primarily rural Grays Harbor County with its historical dependence on the timber and fishing industries; Ocean Shores with its dependence on tourism and vacation home residents; and Pierce, King, Thurston and Kitsap Counties with their dependence on state government in Olympia, the state capital, and the aerospace and computer industries in the Seattle-Tacoma metropolitan area. Each of these markets present operating risks to the Bank. The Bank's recent expansion into Thurston, King and Kitsap

Counties and four branch offices in Pierce County represents the Bank's strategy to diversify its primary market area to become less reliant on the economy of Grays Harbor County.

LENDING ACTIVITIES

     GENERAL. Historically, the principal lending activity of the Bank has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to- four family residences and loans for the construction of one- to- four family residences. In recent years, the Bank has increased its origination of loans secured by multi-family properties, construction and land development loans, land loans and commercial real estate loans. The Bank's net loans receivable, including loans held for sale, totaled approximately $323.8 million at September 30, 2001, representing approximately 83.8% of consolidated total assets, and at that date construction and land development loans, land loans and loans secured by commercial and multi-family properties were $215.0 million, or 58.1%, of total loans.

     The Bank's internal loan policy limits the maximum amount of loans to one borrower to 25% of its capital. At September 30, 2001, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $15.6 million under its policy. At September 30, 2001, the Bank had no loans with an aggregate outstanding balance in excess of this amount. At that date, the Bank had 53 borrowers or related borrowers with total loans outstanding in excess of $1.0 million. The largest amount outstanding to any one borrower and the borrower's related entities was approximately $7.6 million, which includes $306,000 of undisbursed loans in process balance.

     LOAN PORTFOLIO ANALYSIS. The following table sets forth the composition of the Bank's loan portfolio by type of loan as of the dates indicated.






                                                        At September 30,
                      --------------------------------------------------------------------------------------
                           2001              2000             1999              1998              1997
                      ---------------   ---------------  ---------------  ----------------  ----------------
                      Amount  Percent   Amount  Percent  Amount  Percent   Amount  Percent   Amount  Percent
                      ------  -------   ------  -------  ------  -------   ------  -------   ------  -------
                                                      (Dollars in thousands)

Mortgage Loans:
 One- to- four
  family(1)(2).....$130,082  35.14%  $136,825   38.85%  $115,133  38.42%  $100,921  43.48%  $100,127  48.76%
 Multi-family......  29,412   7.95     33,604    9.54     15,945   5.32     12,432   5.36     12,178   5.93
 Commercial........  65,731  17.76     58,632   16.65     52,049  17.37     32,906  14.18     29,410  14.32
 Construction and
  land development. 106,244  28.71     89,903   25.52     90,621  30.24     64,172  27.65     45,031  21.93
 Land(2)...........  13,632   3.68     12,561    3.56      9,059   3.02      7,749   3.34      6,937   3.38
                    -------- -----   --------  ------   -------- ------   -------- ------   -------- ------
   Total mortgage
    loans.......... 345,101  93.24    331,525   94.12    282,807  94.37    218,180  94.01    193,683  94.32

Consumer Loans:
 Home equity and second
  mortgage.........  11,039   2.98      9,816    2.79      7,978   2.66      8,740   3.77      8,142   3.97
 Other.............   6,825   1.85      6,081    1.72      4,279   1.43      4,066   1.74      2,824   1.37
                   -------- ------   --------  ------   -------- ------   -------- ------   -------- ------
                     17,864   4.83     15,897    4.51     12,257   4.09     12,806   5.51     10,966   5.34
Commercial business
  loans............   7,150   1.93      4,808    1.37      4,611   1.54      1,105   0.48        694   0.34
                   -------- ------   --------  ------   -------- ------   -------- ------   -------- ------
   Total loans..... 370,115 100.00%   352,230  100.00%   299,675 100.00%   232,091 100.00%   205,343 100.00%
                   -------- ======   --------  ======   -------- ======   -------- ======   -------- ======
Less:
 Undisbursed portion
  of loans in
  process.......... (39,803)          (32,831)           (37,781)          (28,886)          (14,820)
 Unearned income...  (3,494)           (3,578)            (3,170)           (2,256)           (1,761)
 Allowance for loan
  losses...........  (3,050)           (2,640)            (2,056)           (1,728)           (1,716)
 Market value
  adjustment of loans
  held-for-sale....      --              (175)              (583)               --               (19)
                   --------          --------           --------          --------          --------
Total loans receivable,
 net...............$323,768          $313,006           $256,085          $199,221          $187,027
                   ========          ========           ========          ========          ========

--------------
(1) Includes loans held-for-sale.
(2) Includes real estate contracts totaling $1.3 million at September 30, 2001.  See " -- Lending
    Activities -- Real Estate Contracts."

                                                   2

     RESIDENTIAL ONE- TO- FOUR FAMILY LENDING. At September 30, 2001, $130.1million, or 35.1%, of the Bank's loan portfolio consisted of loans secured by one- to- four family residences.

     The Bank originates both fixed-rate loans and adjustable-rate loans. Generally, 15- and 30-year fixed-rate loans are originated to meet the requirements for sale in the secondary market to the FHLMC, however, from time to time, a portion of these fixed-rate loans originated by the Bank may be retained in the Bank's loan portfolio to meet the Bank's asset/liability management objectives. The Bank uses an automated underwriting program, which preliminarily qualifies a loan as conforming to FHLMC underwriting standards when the loan is originated. At September 30, 2001, $42.1 million, or 32.3%, of the Bank's one- to- four family loan portfolio consisted of fixed rate one-to-four family mortgage loans.

     The Bank also offers adjustable rate mortgage ("ARM") loans at rates and terms competitive with market conditions. All of the Bank's ARM loans are retained in its loan portfolio and not with a view toward sale in the secondary market.

     The Bank offers several ARM products which adjust annually after an initial period ranging from one to five years subject to a limitation on the annual increase of 2% and an overall limitation of 6%. These ARM products have utilized the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 3.00% to 4.00%. ARM loans held in the Bank's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.
The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At September 30, 2001, $88.0 million, or 67.7%, of the Bank's one- to- four family loan portfolio consisted of ARM loans.

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

     At September 30, 2001, the composition of the Bank's construction and land development loan portfolio was as follows:

                                            Outstanding       Percent of
                                              Balance            Total
                                              -------            -----
                                           (In thousands)

Speculative construction...................   $28,860            27.16%
Custom and owner/builder construction......    32,302            30.40
Multi-family...............................    17,965            16.91
Land development...........................    14,497            13.65
Commercial real estate.....................    12,620            11.88
                                             --------           ------
  Total....................................  $106,244           100.00%
                                             ========           ======

     Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified. The Bank lends to approximately 75 builders located in the Bank's primary market area, each of which generally have three to six speculative loans outstanding from the Bank during a 12 month period. Rather than originating lines of credit to home builders to construct several homes at once, the Bank originates and underwrites a separate loan for each home. Speculative construction loans are originated for a term of 12 months, with fixed interest rates ranging from 9.0% to 10.0%, and with a loan-to-value ratio of no more than

80% of the appraised estimated value of the completed property. During this 12 month period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. At September 30, 2001 speculative construction loans totaled $28.9 million, or 27.2%, of the total construction loan portfolio. At September 30, 2001, the Bank had 16 borrowers each with aggregate outstanding speculative loan balances of more than $500,000. The largest aggregate outstanding balance to one borrower amounted to $3.4 million, and the largest outstanding balance for a single speculative loan was $480,000. At September 30, 2001, two speculative construction loans totaling $321,000 were not performing according to terms. See "-- Lending Activities -
- Nonperforming Assets and Delinquencies."

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

     Owner/builder construction loans are originated to the home owner rather than the home builder as a single loan that automatically converts to a permanent loan at the completion of construction. The construction phase of a owner/builder construction loan generally lasts six to nine months with fixed interest rates ranging from 9.0% to 9.5%, and with loan-to-value ratios of 80% (or up to 95% with PMI) of the appraised estimated value of the completed property or cost, whichever is less. During this 12 month period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. At the completion of construction, the loan converts automatically to either a fixed-rate mortgage loan, which conforms to secondary market standards, or an ARM loan for retention in the Bank's portfolio. At September 30, 2001, custom and owner/builder construction loans totaled $32.3 million, or 30.4%, of the total construction loan portfolio. At September 30, 2001, the largest outstanding custom construction loan had an outstanding balance of $600,000 and was performing according to its terms.

     The Bank originates loans to local real estate developers with whom it has established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities) (generally with ten to 50 lots). At September 30, 2001, subdivision development loans totaled $14.5 million, or 13.7% of construction and land development loans receivable. Land development loans are secured by a lien on the property and made for a period of two to five years with generally fixed interest rates, and are made with loan-to-value ratios generally not exceeding 75%. Monthly interest payments are required during the term of the loan.
Land development loans are structured so that the Bank is repaid in full upon the sale by the borrower of approximately 80% of the subdivision lots. Substantially all of the Bank's land development loans are secured by property located in its primary market area. In addition, in the case of a corporate borrower, the Bank also generally obtains personal guarantees from corporate principals and reviews their personal financial statements. At September 30, 2001, the largest land development loan had an outstanding loan balance of $2.2 million and was performing according to its terms.

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

     The Bank also provides construction financing for multi-family and commercial properties. At September 30, 2001, such construction loans amounted to $30.6 million. These loans are secured by motels, apartment buildings, condominiums, office buildings and retail rental space located in the Bank's primary market area and typically range in amount from $300,000 to $2.0 million. At September 30, 2001, the largest outstanding commercial real estate construction loan had a balance of $3.3 million (including $3.0 million of undisbursed loans in process balance), and was performing according to terms. At September 30, 2001, the largest outstanding multi-family construction loan had a balance of $3.9 million (including $2.8 million of undisbursed loans in process balance), and was performing according to terms. Periodically, the Bank purchases (without recourse to the seller other than for fraud) from other lenders participation interests in multi-family and commercial construction loans secured by properties located in the Bank's primary market area. The Bank underwrites such participation interests according to its own standards. At September 30, 2001, the largest construction participation interest had an outstanding balance of $2.0 million, which represented a 50% interest in a construction loan secured by a multi-family property located in Kitsap County, Washington. At September 30, 2001, this loan was performing according to its terms.

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

     Construction lending affords the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder's ability to sell the property prior to the time that the construction loan is due. The Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures, and monitoring practices. In addition, because the Bank's construction lending is primarily secured by properties in its primary market area, changes in the local and state economies and real estate markets could adversely affect the Bank's construction loan portfolio.

     REAL ESTATE CONTRACTS. The Bank purchases real estate contracts and deeds of trust from individuals who have privately sold their homes or property. These contracts are generally secured by one- to- four family properties, building lots and undeveloped land and range in principal amount from $10,000 to $200,000, but typically are in amounts between $20,000 and $40,000. Properties securing real estate contracts purchased by the Bank are generally located within its primary market area. Prior to purchasing the real estate contract, the Bank reviews the contract and analyzes and assesses the collateral for the loan, the down payment made by the borrower and the credit history on the loan. As of September 30, 2001, the Bank had outstanding $1.3 million of real estate contracts.

     MULTI-FAMILY LENDING. At September 30, 2001, the Bank had $29.4 million, or 8.0% of the Bank's total loan portfolio, secured by multi-family dwelling units (more than four units) located primarily in the Bank's primary market area. At September 30, 2001, approximately 44.5% of the Bank's multi-family loans represent participation interests in loans, secured by properties located in the Bank's primary market area, purchased from other lenders. Such participation interests are purchased without recourse to the seller other than for fraud. The Bank underwrites such participation interests according to its own standards.

     Multi-family loans are generally originated with variable rates of interest ranging from 3.00% to 3.50% over the one-year constant maturity U.S. Treasury Bill Index or a matched term FHLB advance, with principal and interest payments fully amortizing over terms of up to 30 years. Multi-family loans generally range in principal balance from $300,000 to $6.5 million. At September 30, 2001, the largest multi-family loan had an outstanding principal balance of $6.1 million and was secured by an apartment building located in the Bank's primary market area. At September 30, 2001, this loan was performing according to its terms.

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

     COMMERCIAL REAL ESTATE LENDING. Commercial real estate loans totaled $65.7 million, or 17.8% of total loans receivable at September 30, 2001, and consisted of 193 loans. The Bank originates commercial real estate loans generally at variable interest rates and secured by properties, such as restaurants, motels, office buildings and retail/wholesale facilities, located in its primary market area. The principal balance of a commercial real estate loan generally ranges between $100,000 and $3.0 million. At September 30, 2001, the largest commercial real estate loan had an outstanding principal balance of $3.7 million, which represented a 50% interest in a commercial property located in Bellingham, Washington. At September 30, 2001, three commercial real estate loans totaling $2.1 million were not performing according to terms. See "-- Lending Activities -- Nonperforming Assets and Delinquencies."

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

     LAND LENDING. The Bank occasionally originates loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to sell as improved lots. At September 30, 2001, land loans totaled $13.6 million, or 3.7% of the Bank's total loan portfolio. Land loans originated by the Bank are generally fixed-rate loans and have maturities of five to ten years. Land loans generally range in principal amount from $40,000 to $100,000. The largest land loan had an outstanding balance of $730,000 at September 30, 2001 and was performing according to its terms. At September 30, 2001, six land loans totaling $611,000 were not performing
according to terms.  See "-- Lending Activities   Nonperforming Assets and
Delinquencies."

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

     CONSUMER LENDING. Consumer lending has traditionally been a small part of the Bank's business. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. Consumer loans include home equity lines of credit, Title I home improvement loans, second mortgage loans, savings account loans, automobile loans, boat loans, motorcycle loans, recreational vehicle loans and unsecured loans. Consumer loans are made with both fixed and variable interest rates and with varying terms. At September 30, 2001, consumer loans amounted to $17.9 million, or 4.8% of the total loan portfolio.

     At September 30, 2001, the largest component of the consumer loan portfolio consisted of second mortgage loans and home equity lines of credit, which totaled $11.0 million, or 3.0%, of the total loan portfolio. Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others. The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property. The Bank occasionally solicits these loans. The loan-to-value ratio is typically 80% or less, when taking into account both the first and second mortgage loans. Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 20 years. Home equity lines of credit are generally for a one year term and the interest rate is tied to the 26 week Treasury Bill plus 4.0%.

     In July 1997, the Bank began issuing VISA credit cards to its existing customers. At September 30, 2001, credit card loans amounted to $2.0 million. The Bank does not engage in direct mailings of pre-approved credit cards.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. The Bank believes that these risks are not as prevalent in the case of the Bank's consumer loan portfolio because a large percentage of the portfolio consists of second mortgage loans and home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to- four family residential mortgage loans. Nevertheless, second mortgage loans and home equity lines of credit have greater credit risk than one- to- four family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Bank. At September 30, 2001, there were $26,000 of consumer loans delinquent in excess of 90 days.

     COMMERCIAL BUSINESS LENDING. Commercial business loans totaled $7.2 million, or 1.9% of total loans receivable at September 30, 2001, and consisted of 69 loans. In July 1998, the Bank established a business banking division staffed by three experienced commercial bankers to increase the Bank's origination of commercial business loans. Commercial business loans are generally secured by business equipment or other property and are made at variable rates of interest equal to a negotiated margin above the prime rate. The Bank also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

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

     LOAN MATURITY. The following table sets forth certain information at September 30, 2001 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                         After     After
                             One Year   3 Years   5 Years
                   Within    Through    Through   Through    After
                  One Year   3 Years    5 Years   10 Years  10 Years   Total
                  --------   --------   -------   --------  --------   -----
                                            (In thousands)

Mortgage loans:
 One- to- four
  family.........$   481    $   809     $ 1,551   $ 5,598  $121,643  $130,082
 Multi-family....  3,393         27       3,488    16,303     6,201    29,412
 Commercial......    586      5,164       2,778    27,994    29,209    65,731
 Construction and
  land development
  (1)............ 48,961     13,337         922     5,174    37,850   106,244
 Land............  1,003      3,051       8,606       819       153    13,632
Consumer loans:
 Home equity and
  second
  mortgage.......  4,080        737       1,291     2,082     2,849    11,039
 Other...........  1,653      1,361       1,863       571     1,377     6,825
 Commercial business
  loans..........  3,312        750       1,601     1,487        --     7,150
                  ------     ------      ------    ------   -------  --------
  Total.......... 63,469     25,236      22,100    60,028   199,282   370,115

Less:
 Undisbursed portion
  of loans in
  process........                                                     (39,803)
 Unearned
  income.........                                                      (3,494)
 Allowance for loan
  losses.........                                                      (3,050)
                                                                     --------
 Loans receivable,
  net............                                                    $323,768
                                                                     ========
----------------
(1) Includes construction/permanent that convert to a permanent mortgage loan once construction is completed.

     The following table sets forth the dollar amount of all loans due after September 30, 2001, which have fixed interest rates and have floating or adjustable interest rates.

                                  Fixed        Floating or
                                  Rates      Adjustable Rates      Total
                                  -----      ----------------      -----
                                             (In thousands)

Mortgage loans:
One- to- four family........... $ 42,061         $ 88,021         $130,082
 Multi-family..................    6,599           22,813           29,412
 Commercial....................   17,052           48,679           65,731
 Construction and land
  development..................   91,322           14,922          106,244
 Land..........................   13,632               --           13,632
Consumer loans:
 Home equity and second
  mortgage.....................    6,627            4,412           11,039
 Other.........................    6,666              159            6,825
Commercial business loans......    2,859            4,291            7,150
                                --------         --------         --------
   Total....................... $186,818         $183,297         $370,115
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

     Mortgage loan applications are initiated by loan officers and are required to be approved by the Bank's Loan Committee, which consists of the Bank's President, Executive Vice President and two other senior management officers. Certain consumer loans up to and including $25,000 may be approved by individual loan officers and the Bank's consumer lending department manager may approve loans up to and including $50,000. All other loans up to and including $300,000 may be approved by any two members of the Bank's Loan Committee. Commercial business loans up to and including $250,000 may also be approved by the Bank's Business Banking Division manager. Loans in excess of $300,000, as well as loans of any size granted to a single borrower whose aggregate lending relationship exceeds $300,000, must be approved by the Bank's Board of Directors.

     LOAN ORIGINATIONS, PURCHASES AND SALES. During the years ended September 30, 2001 and 2000, the Bank's total gross loan originations were $156.0 million and $136.2 million, respectively. Periodically, the Bank purchases participation interests in construction and land development loans and multi-family loans, secured by properties located in the Bank's primary market area, from other lenders. Such purchases are underwritten to the Bank's underwriting guidelines and are without recourse to the seller other than for fraud. See "-- Lending Activities -- Construction and Land Development Lending" and "-- Lending Activities -- Multi-Family Lending."

     Consistent with its asset/liability management strategy, the Bank's policy has been to retain in its portfolio all of the ARM loans and generally originates fixed rate loans with a view toward sale in the secondary market to the FHLMC; however, from time to time, a portion of fixed-rate loans may be retained in the Bank's portfolio to meet its asset-liability objectives.
Loans sold in the secondary market are generally sold on a servicing retained basis. At September 30, 2001, the Bank's loan servicing portfolio totaled $90.3 million.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                         Year Ended September 30,
                                    ----------------------------------
                                    2001           2000           1999
                                    ----           ----           ----
                                        (Dollars in thousands)
Loans originated:
 Mortgage loans:
  One- to- four family......... $  47,534        $ 34,240      $ 41,084
  Multi-family.................     1,014           7,124         6,952
  Commercial...................     9,400           8,855        15,722
  Construction and land
   development.................    80,131          69,638        63,162
  Land.........................     5,749           6,279         4,605
  Consumer.....................     7,831           8,601         6,845
  Commercial business loans....     4,390           1,497         6,069
                                 --------        --------      --------
   Total loans originated......   156,049         136,234       144,439

Loans purchased:
 Mortgage loans:
  One- to- four family.........      188               60           269
  Multi-family.................       --            6,163            --
  Commercial...................        -            2,745         9,170
  Construction.................    1,063               --         7,226
  Land.........................       51               --            34
                                --------         --------      --------
   Total loans purchased.......    1,302            8,968        16,699
                                --------         --------      --------
    Total loans originated
     and purchased.............  157,351          145,202       161,138

Loans sold or converted to
securities:
  Total whole loans sold.......  (27,597)         (11,800)      (13,572)
  Participation loans..........   (3,868)              --        (6,249)
  Loans converted to
   securities..................  (11,926)              --            --
                                --------         --------      --------
   Total loans sold or
    converted to securities....  (43,391)         (11,800)      (19,821)

Mortgage loan principal
 repayments....................  (96,075)         (80,847)      (73,733)
Decrease (increase) in
 other items, net..............   (7,123)           4,366       (10,720)
                                --------         --------      --------
Net increase in loans
 receivable, net............... $ 10,762         $ 56,921      $ 56,864
                                ========         ========      ========

     LOAN ORIGINATION FEES. The Bank, in some instances, receives loan origination fees. Loan fees are a percentage of the principal amount of the loan which are charged to the borrower for funding the loan. The amount of fees charged by the Bank is generally 1.0% to 2.0%. Current accounting standards require fees received and certain loan origination costs for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. Deferred origination loan fees totaled $3.5 million at September 30, 2001.

     NONPERFORMING ASSETS AND DELINQUENCIES. The Bank assesses late fees or penalty charges on delinquent loans of approximately 5% of the monthly loan payment amount. Substantially all fixed-rate and ARM loan payments are due on the first day of the month; however, the borrower is given a 15 day grace period to make the loan payment. When a mortgage loan borrower fails to make a required payment when due, the Bank institutes collection procedures. A notice is mailed to the borrower 16 days after the date the payment is due, giving the borrower 15 days to respond and correct the delinquency. Attempts to contact the borrower by telephone generally begin upon the 30th day of delinquency. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. Before the 90th day of delinquency, attempts to interview the borrower, preferably in person, are made to establish (i) the cause of the delinquency, (ii) whether the cause is temporary, (iii) the attitude of the borrower toward the debt, and (iv) a mutually satisfactory arrangement for curing the default.

     If the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted, foreclosure is initiated according to the terms of the security instrument and applicable law. Interest income on loans is reduced by the full amount of accrued and uncollected interest.

     When a consumer loan borrower or commercial business borrower fails to make a required payment on a loan by the payment due date, the Bank institutes similar collection procedures as for its mortgage loan borrowers.

     The Bank's Board of Directors is informed monthly as to the status of all loans that are delinquent by more than 30 days, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Bank.

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.

                                            At September 30,
                             --------------------------------------------
                             2001      2000      1999      1998      1997
                             ----      ----      ----      ----      ----
                                        (Dollars in thousands)
Loans accounted for on a
 nonaccrual basis:
 Mortgage loans:
  One- to- four family..   $  863     $1,203   $  941     $  996    $ 776
  Commercial............    2,091        551    1,675      2,919    2,886
  Construction and land
   development..........      491      1,267      390         --    3,891
  Land..................      610        233      253        397       --
 Consumer loans.........       26        273      330         17        2
 Commercial business
  loans.................       10         85       --         81
                            -----      -----    -----      -----    -----
   Total................    4,091      3,612    3,589      4,410    7,555

Accruing loans which are
  contractually past due
  90 days or more:
 Mortgage loans:
  Construction and land
  development...........       --         --      449        396      109
                            -----      -----    -----      -----    -----
   Total................       --         --      449        396      109
                            -----      -----    -----      -----    -----

Total of nonaccrual and
 90 days past due loans.    4,091      3,612    4,038      4,806    7,664

Real estate owned and
 other repossessed
 assets.................    1,006      1,966      867      1,724      434
                            -----      -----    -----      -----    -----
   Total nonperforming
    assets..............    5,097      5,578    4,905      6,530    8,098

Restructured loans......       --         --      509        236       70

Nonaccrual and 90 days
 or more past due loans as
 a percentage of loans
 receivable, net........     1.25%      1.14%    1.56%      2.39%    4.06%
Nonaccrual and 90 days
 or more past due loans as
 a percentage of total
 assets.................     1.06%      0.98%    1.31%      1.81%    3.62%

Nonperforming assets as a
 percentage of total
 assets.................     1.32%      1.52%    1.60%      2.46%     3.83%

Loans receivable,
 net(1)................. $326,818   $315,646 $258,141   $200,949  $188,743
                         ========   ======== ========   ======== =========
Total assets             $386,305   $368,080 $307,116   $265,709  $211,553
                         ========   ======== ========   ======== =========

-------------
(1) Includes loans held-for-sale and is before the allowance for loan losses.

     Additional interest income which would have been recorded for the year ended September 30, 2001 had nonaccruing loans been current in accordance with their original terms amounted to approximately $319,000. No interest income was recorded on nonaccrual loans for the year ended September 30, 2001.

     The following is a discussion of the Bank's major problem assets at September 30, 2001:

     Motel, Pierce County Washington. The Bank had a $1.8 million non-performing commercial mortgage loan on a 142-unit motel in Tacoma, Washington, at September 30, 2001. After the loan became delinquent, the Bank initiated foreclosure proceedings and held a trustee sale on November 30, 2001. The motel was purchased at the trustee sale by a bank-approved third party for an amount in excess of the outstanding principal balance.

    REAL ESTATE OWNED. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At September 30, 2001, the Bank had $1.0 million in real estate owned consisting primarily of six one- to- four family properties, and several land parcels.

     RESTRUCTURED LOANS. Under generally accepted accounting principles ("GAAP"), the Bank is required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructuring or loan modifications for a borrower does not necessarily always constitute troubled debt restructuring, however, and troubled debt restructuring do not necessarily result in non-accrual loans. The Bank had no restructured loans at September 30, 2001.

     ASSET CLASSIFICATION. Applicable regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets. When an insured institution classifies problem assets as loss, it charges off the balance of the asset against the allowance for loan losses. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Division which can order the establishment of additional loss allowances.

     The aggregate amounts of the Bank's classified assets (as determined by the Bank), and of the Bank's allowances for loan losses at the dates indicated, were as follows:

                                        At September 30,
                                  --------------------------------
                                  2001          2000          1999
                                  ----          ----          ----
                                          (In thousands)

Loss..........................  $   --        $   --         $  --
Doubtful......................       5           206            89
Substandard(1)................   9,528         7,016         4,108
Special mention(1)............   5,820         1,764         1,059

Allowance for loan losses.....   3,050         2,640         2,056

--------------
(1) For further information concerning the increase in classified assets, see "-- Lending Activities -- Nonperforming Assets and Delinquencies."

     The Bank's classified assets increased by $6.4 million at September 30, 2001, primarily as a result of a $4.1 million increase in loans classified as special mention and a $2.5 million increase in loans classified as substandard.

     The increase in special mention loans is primarily the result of three loan relationships. The largest of these is a loan of $2.5 million that had an original balance of $3.5 million and is secured by a mobile home park in Portland, Oregon. This loan is classified as special mention due to the slower than anticipated absorption of unit spaces. The project was designed to allow individual unit sites to be sold and the borrower is in the process of selling sites. The loan is current and paying in accordance with the required loan terms. The second relationship involves a loan of $1.1 million secured by an apartment complex in Tacoma, Washington. The Bank's borrower sold the property to a third party who failed to maintain the property in a satisfactory manner. The original borrower has now regained possession of the property and made the required repairs. The loan is current and paying in accordance with the required loan terms. The third relationship involves a line of credit and three construction loans totaling $619,000 to a builder in Pierce County. Subsequent to September 30, 2001, one of these loans has paid off. The balance on the remaining three loans totaled $478,000 at December 1, 2001 and continue to be classified as special mention due to a defined weakness in the borrower's financial position.

     The increase in substandard loans is primarily the result of two commercial real estate loans and a land loan being classified during the year. A 142-unit motel in Tacoma, Washington secures the larger commercial real estate loan of $1.8 million. The Bank initiated foreclosure proceedings and held a trustee sale on November 30, 2001. The motel was purchased at the trustee sale by a third party for an amount in excess of the outstanding principal balance. A riverfront restaurant facility in Hoquiam, Washington secures the second commercial real estate loan and had an outstanding balance of $273,000 at September 30, 2001. A trustee sale is scheduled for December 14, 2001. While no assurances can be provided, no material loss is anticipated on the disposition of this property. A parcel of land in Pierce County, Washington secures the land loan, which had a balance of $391,000 at September 30, 2001. The Bank has a first mortgage loan on this property. The holder of a large second mortgage on the property is currently foreclosing. While no assurances can be provided, no material loss is anticipated on the disposition of this property.

     ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is maintained to cover losses inherent in the loan portfolio. The Bank has established a systematic methodology for the determination of provisions for loan losses that takes into consideration the need for an overall general valuation allowance. The Bank's methodology for assessing the adequacy of its allowance for loan losses is based on its historic loss experience for various loan segments; adjusted for changes in economic conditions, delinquency rates, and other factors. Using these loss estimate factors, management develops a range of probable loss for each loan category. Certain individual loans for which full collectibility may not assured are evaluated individually with loss exposure based on estimated discounted cash flows or collateral values. The total estimated range of loss based on these two components of the analysis is compared to the loan loss allowance balance. Based on this review, management will adjust the allowance as necessary to maintain directional consistency with trends in the loan portfolio.

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

     At September 30, 2001, the Bank had an allowance for loan losses of $3.1 million. Management believes that the amount maintained in the allowance is adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

     The following table sets forth an analysis of the Bank's allowance for possible loan losses for the periods indicated.

                                      Year Ended September 30,
                          ------------------------------------------------
                          2001       2000       1999       1998       1997
                          ----       ----       ----       ----       ----
                                       (Dollars in thousands)

Allowance at beginning
 of year................ $2,640     $2,056     $1,728     $1,716     $1,133
Provision for loan
 losses.................  1,400        885        363        200        596
Recoveries:
 Mortgage loans:
  Commercial real
   estate...............     20        260         --         --         --
  Consumer loans........      2          2         --         --          9
                         ------     ------     ------     ------     ------
    Total recoveries....     22        262         --         --          9

Charge-offs:
 Mortgage loans:
  One- to- four family..     21         10         --         75         19
  Home equity and second
   mortgage.............     --         --         --         --
  Other.................    324        373         35        113          3
 Commercial business
  loans.................    667        180         --         --
                         ------     ------     ------     ------     ------
  Total charge-offs.....  1,012        563         35        188         22
                         ------     ------     ------     ------     ------
  Net charge-offs.......    990        301         35        188         13
                         ------     ------     ------     ------     ------
   Balance at end of
    year................ $3,050     $2,640     $2,056     $1,728     $1,716
                         ======     ======     ======     ======     ======

Allowance for loan
 losses as a  percentage
 of total loans (net)(1)
 outstanding at the end
 of the year............   0.93%      0.84%      0.80%      0.86%      0.91%

Net charge-offs as a
 percentage of average
 loans outstanding during
 the year...............   0.31%      0.01%        --%        --%      0.01%

Allowance for loan losses
 as a percentage of
 nonperforming loans
 at end of year.........  74.55%     73.09%     50.92%     35.96%     22.39%

---------------
(1) Total loans (net) includes loans held for sale and is before the allowance for loan losses.


     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

                                                           At September 30,
                     --------------------------------------------------------------------------------------
                          2001             2000             1999             1998             1997
                     ---------------- ---------------- ---------------- --------------- -------------------
                             Percent          Percent          Percent          Percent          Percent
                             of Loans         of Loans         of Loans         of Loans         of Loans
                             in Category      in Category      in Category      in Category      in Category
                             to Total         to Total         to Total         to Total         to Total
                     Amount  Loans    Amount  Loans    Amount  Loans    Amount  Loans    Amount  Loans
                     ------  -----    ------  -----    ------  -----    ------  -----    ------  -----
                                                        (Dollars in thousands)
Mortgage loans:
One-to-four family..$  271   35.14%  $  374   38.85%  $  288   38.42%   $  311  43.48%   $  311  48.76%
 Multi-family.......   195    7.95      171    9.54       82    5.32        70   5.36       149   5.93
 Commercial.........   793   17.76      662   16.65      674   17.37       706  14.18       409  14.32
 Construction.......   845   28.71      968   25.52      633   30.24       368  27.65       646  21.93
 Land...............    96    3.68      220    3.56      170    3.02       180   3.34       138   3.38
Non-mortgage loans:
 Consumer loans.....   217    4.83      121    4.51      126    4.09        65   5.51        50   5.34
 Commercial business
  loans.............   633    1.93      124    1.37       83    1.54        28   0.48        13   0.34
                    ------  ------   ------  ------   ------  ------    ------ ------    ------ ------
 Total allowance for
  loan losses.......$3,050  100.00%  $2,640  100.00%  $2,056  100.00%   $1,728 100.00%   $1,716 100.00%
                    ======  ======   ======  ======   ======  ======    ====== ======    ====== ======


INVESTMENT ACTIVITIES

     At September 30, 2001, the Company's investment portfolio totaled $29.4 million, consisting of $10.2 million of securities available for sale and $19.2 million of mortgage-backed securities available for sale. This compares with a total portfolio of $24.9 million at September 30, 2000, comprised of $13.3 million of securities available for sale and $11.6 million of mortgage-backed securities available for sale. The composition of the portfolios by type of security, at each respective date is presented in the table, which follows.

     The investment policies of the Company are established and monitored by the Board of Directors. The policies are designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to compliment the Bank's lending activities. These policies dictate the criteria for classifying securities as either available for sale or held to maturity. The policies permit investment in various types of liquid assets permissible under applicable regulations, which includes U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks, banker's acceptances, federal funds, and mortgage-backed securities. The Company's investment policy also permits investment in equity securities in certain financial service companies.

     The following table sets forth the investment securities portfolio and carrying values at the dates indicated.

                                          At September 30,
                --------------------------------------------------------------
                       2001                  2000                1999
                --------------------  -------------------  -------------------
                Carrying  Percent of  Carrying  Percent of Carrying Percent of
                  Value     Total      Value       Total     Value    Total
                  -----     -----      -----       -----     -----    -----
                                     (Dollars in thousands)

Available-for-Sale (at fair value):

U.S. Agency
 Securities.....$    --       --%    $ 6,416       25.74%   $ 6,419   21.90%
Mortgage-backed
 securities..... 19,159    65.24      11,569       46.42     13,992   47.72
Municipal
 bonds..........     57     0.19          71        0.28         --      --
Mutual funds.... 10,060    34.25       6,472       25.97      8,845   30.17
Equity
 securities.....     93     0.32         397        1.59         62    0.21
                -------   ------     -------      ------    -------  ------
Total
 portfolio......$29,369   100.00%    $24,925      100.00%   $29,318  100.00%
                =======   ======     =======      ======    =======  ======

     The following table sets forth the maturities and weighted average yields of the investment and mortgage-backed securities in the Company's investment securities portfolio at September 30, 2001. Mutual funds and equity securities, which by their nature do not have maturities, are classified in the less than one year category.

                   Less Than        One to        Five to        Over Ten
                    One Year      Five Years     Ten Years        Years
                 -------------  -------------  -------------  -------------
                 Amount  Yield  Amount  Yield  Amount  Yield  Amount  Yield
                 ------  -----  ------  -----  ------  -----  ------  -----
                                     (Dollars in thousands)
Available-for-Sale:

Mortgage-backed
 securities.....$    --    --%  $  --     --%  $6,318  6.15%  $12,841  6.06%
Municipal
 bonds..........     --    --      57   6.92       --    --        --    --
Mutual funds.... 10,060  4.80      --     --       --    --        --    --
Equity
 securities.....     93  2.42      --     --       --    --        --
                -------  ----   -----   ----   ------  ----   -------  ----
Total
 portfolio......$10,153  4.77%  $  57   6.92%  $6,318  6.15%  $12,841  6.06%
                =======         =====          ======         =======

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

     At September 30, 2001 the Bank had $44.2 million of jumbo certificates of deposit of $100,000 or more, which includes $19.7 million in public unit funds. The Bank does not solicit brokered deposits and believes that its jumbo certificates of deposit, which represented 18.2% of total deposits at September 30, 2001, present similar interest rate risk compared to its other deposit products.

     The following table sets forth information concerning the Bank's deposits at September 30, 2001.

                                     Weighted                  Percentage
                                      Average                   of Total
Category                           Interest Rate     Amount     Deposits
--------                           -------------     ------     --------
                                                (In thousands)

Non-Interest Bearing                     --%       $ 16,976       7.00%
Negotiable order of..............
 withdrawal ("NOW") Checking.....      1.83          30,626      12.64
Passbook Savings.................      2.52          34,228      14.12
Money Market Accounts............      3.58          27,251      11.24

Certificates of Deposit(1)
--------------------------

Maturing within 1 year...........      4.98         113,735      46.93
Maturing after 1 year but
 within 2 years..................      4.65          15,577       6.43
Maturing after 2 years but
 within 5 years..................      5.34           3,128       1.29
Maturing after 5 years...........      5.91             851       0.35
                                                   --------     ------
                                       3.72%       $242,372     100.00%
                                                   ========     ======

---------------
(1)    Based on remaining maturity of certificates.

     The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 2001. Jumbo certificates of deposit have principal balances of $100,000 or more and the rates paid on such accounts are generally negotiable.

Maturity Period                     Amount
---------------                     ------
                                (In thousands)
Three months or less.............  $27,158
Over three through six months....    7,242
Over six through twelve months...    7,627
Over twelve months...............    2,159
                                   -------
  Total..........................  $44,186
                                   =======


     DEPOSIT FLOW.  The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

                                                               At September 30,
                        ------------------------------------------------------------------------------------
                                  2001                                 2000                       1999
                        -----------------------------       ----------------------------     ---------------
                                 Percent                             Percent                         Percent
                                   of       Increase                   of      Increase                of
                        Amount    Total     (Decrease)      Amount    Total    (Decrease)    Amount   Total
                        ------    -----      --------       ------    -----     --------     ------   -----
                                                             (Dollars in thousands)
Non-interest-bearing..$ 16,976    7.00%      $ 1,479       $15,497     7.29%    $ 4,266     $11,231    5.97%
NOW checking..........  30,626   12.64         6,159        24,467    11.51       3,228      21,239   11.29
Passbook savings
 accounts.............  34,228   14.12         5,581        28,647    13.47        (749)     29,396   15.62
Money market
 deposit..............  27,251   11.24         6,388        20,863     9.81       2,089      18,774    9.98
Certificates of deposit
 which mature in the
 year ending:
  Within 1 year....... 113,735   46.93        12,320       101,415    47.70      22,988      78,427   41.68
  After 1 year, but
   within 2 years.....  15,577    6.43        (1,803)       17,380     8.18      (5,530)     22,910   12.18
  After 2 years, but
   within 5 years.....   3,128    1.29          (748)        3,876     1.82      (1,442)      5,318    2.83
  Certificates maturing
   thereafter.........     851    0.35           385           466     0.22        (387)        853    0.45
                      --------  ------       -------      --------   ------     -------    --------  ------
    Total.............$242,372  100.00%      $29,761      $212,611   100.00%    $24,463    $188,148  100.00%
                      ========  ======       =======      ========   ======     =======    ========  ======

                                                   19

      TIME DEPOSITS BY RATES. The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated.

                                 At September 30,
                          ------------------------------
                          2001         2000         1999
                          ----         ----         ----
                                  (In thousands)

2.00 - 3.99%.......... $ 31,110    $    109      $    222
4.00 - 4.99%..........   36,673       6,261        28,687
5.00 - 5.99%..........   30,843      50,198        74,565
6.00 - 6.99%..........   32,939      61,301         3,527
7.00% and over........    1,726       5,268           507
                       --------    --------      --------
Total................. $133,291    $123,137      $107,508
                       ========    ========      ========

     TIME DEPOSITS BY MATURITIES. The following table sets forth the amount and maturities of time deposits at September 30, 2001.

                                         Amount Due
                    -----------------------------------------------------
                                            After
                                  One to    Two to
                    Less Than      Two      Five        After
                    One Year      Years     Years     Five Years     Total
                    --------      -----     -----     ----------     -----
                                        (In thousands)
2.00 - 3.99%...... $ 29,885     $ 1,225   $    --        $ --      $ 31,110
4.00 - 4.99%......   26,206       9,182     1,060         225        36,673
5.00 - 5.99%......   25,200       4,128     1,304         211        30,843
6.00 - 6.99%......   30,860       1,028       719         332        32,939
7.00% and over....    1,584          14        45          83         1,726
                   --------     -------   -------        ----      --------
Total............. $113,735     $15,577   $ 3,128        $851      $133,291
                   ========     =======   =======        ====      ========

     DEPOSIT ACTIVITIES. The following table sets forth the savings activities of the Bank for the periods indicated.

                                  Year Ended September 30,
                             --------------------------------
                             2001          2000          1999
                             ----          ----          ----
                                      (In thousands)

Beginning balance........ $212,611       $188,148      $170,834
Net deposits before
 interest credited.......   20,270         16,07         10,038
Interest credited........    9,491         8,393          7,276
                          --------      --------       --------
Net increase in
 deposits................   29,761        24,463         17,314
                          --------      --------       --------
Ending balance........... $242,372      $212,611       $188,148
                          ========      ========       ========

     BORROWINGS. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for general business purposes. The Bank has the ability to use advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2001, the Bank maintained an uncommitted credit facility with the FHLB-

Seattle that provided for immediately available advances up to an aggregate amount of $129.6 million, under which $69.0 million was outstanding.

     The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated using monthly average balance:

                                             At or For the
                                       Year Ended September 30,
                                  ----------------------------------
                                  2001           2000           1999
                                  ----           ----           ----
                                        (Dollars in thousands)

Maximum amount of short-term
 FHLB advances at any month
 end........................... $62,100        $76,700        $33,600

Approximate average short-term
 FHLB advances outstanding.....  29,619         62,967         10,150

Approximate weighted average
 rate paid on short-term FHLB
 advances......................    5.84%          6.24%          5.41%

Total short-term FHLB advances
 at end of period..............  15,996         64,800         33,600

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

     The Bank's accounts are insured by the SAIF to the maximum extent permitted by law. The Bank pays deposit insurance premiums based on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital "well capitalized," "adequately capitalized," and "undercapitalized" which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix created by these definitions results in nine assessment risk classifications.

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

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances that could result in termination of the deposit insurance of the Bank.

PROMPT CORRECTIVE ACTION

     Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution's category depends upon where its capital levels are in relation to relevant capital measure, which include a risk-based capital measure, a leverage ratio capital measure, and certain other factors. The federal banking agencies have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a Tier 1 risk-based capital ratio of not less than 4%, and a leverage ratio of not less than 4%. Any institution which is neither well capitalized nor adequately capitalized will be considered undercapitalized.

     Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by the Bank to comply with applicable capital requirements would, if unremedied, result in restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

     At September 30, 2001, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

CAPITAL REQUIREMENTS

     FDIC regulations recognize two types or tiers of capital: core ("Tier 1") capital and supplementary ("Tier 2") capital. Tier 1 capital generally includes common stockholders' equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is limited to 100 percent of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50 percent of Tier 1 capital.

     The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution's particular risk profile.

     FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight -- 0%, 20%, 50% or 100% -
- based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

     The Division requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At September 30, 2001, the Bank had a Tier 1 leverage capital ratio of 16.5% and net worth of 16.3% of total assets.

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

     The table below sets forth the Bank's capital position relative to its FDIC capital requirements at September 30, 2001. The definitions of the terms used in the table are those provided in the capital regulations issued by the FDIC.

                                          At September 30, 2001
                                       -----------------------------
                                                  Percent of Adjusted
                                       Amount        Total Assets(1)
                                       ------        ---------------
                                         (Dollars in thousands)

Tier 1 (leverage) capital...........  $61,930             16.47%
Tier 1 (leverage) capital
 requirement........................   15,038              4.00
                                      -------             -----
Excess..............................  $46,892             12.47%
                                      =======             =====

Tier 1 risk adjusted capital........  $61,930             22.71%
Tier 1 risk adjusted capital
 requirement........................   10,907              4.00
                                      -------             -----
Excess..............................  $51,023             18.71%
                                      =======             =====

Total risk-based capital............  $64,980             23.83%
Total risk-based capital
 requirement........................   21,814              8.00
                                      -------             -----
Excess..............................  $43,166             15.83%
                                      =======             =====

----------------
(1) For the Tier 1 (leverage) capital and Washington regulatory capital calculations, percent of total average assets of $376.0 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $272.7 million.
(2) As a Washington-chartered savings bank, the Bank is subject to the capital requirements of the FDIC and the Division. The FDIC requires state-chartered savings banks, including the Bank, to have a minimum leverage ratio of Tier 1 capital to total assets of at least 3%, provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating any significant growth, are required to maintain a ratio of 1% to 2% above the stated minimum, with an absolute total capital to risk-weighted assets of at least 8%. The Bank has not been notified by the FDIC of any leverage capital requirement specifically applicable to it.

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

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board requires under Regulation D that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits at a bank. Under Regulation D, a bank must establish reserves equal to 0% of the first $4.9 million of net transaction accounts, 3% of the next $41.6 million, and 10% plus $1.56 million of the remainder. The reserve requirement on non-personal time deposits with original maturities of less than 1.5 years is 0%. As of September 30, 2001, the Bank met its reserve requirements.

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

RECENT LEGISLATION

     On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 was signed into law. The Act contains federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

     (1) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

     (2) provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

     (3) broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

     (4) provides an enhanced framework for protecting the privacy of consumer information;

     (5) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB system;

     (6) modifies the laws governing the implementation of the Community Reinvestment Act; and

     (7) addresses a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

     As of September 30, 2001, the Company had not elected to come a financial holding company. Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (2) acquiring all or substantially all of the assets of another bank or bank holding company; or
(3) merging or consolidating with another bank holding company.

ACQUISITIONS

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

     On September 24, 2001, the Company announced a plan to repurchase 200,872 shares of the Company's stock. This marked the Company's ninth 5% stock repurchase plan. As of September 30, 2001, the Company had repurchased 44,000
shares at an average price of $14.43.   The Company has now repurchased
2,248,032 (34.0%) of the 6,612,500 shares that were issued when the Company went public in January 1998.

CAPITAL REQUIREMENTS

     The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets.

     The Company's total risk based capital must equal 8% of risk-weighted assets and one half of the 8%, or 4%, must consist of Tier 1 (core) capital. As of September 30, 2001, the Company's total risk based capital was 27.3% of risk-weighted assets and its risk based capital of Tier 1 (core) capital was 26.2% of risk-weighted assets.

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

     The provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has previously recorded deferred taxes equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Bank is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

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

PERSONNEL

     As of September 30, 2001, the Bank had 130 full-time employees and 20 part-time employees. The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees is good.

ITEM 2.  PROPERTIES
-------------------

     The Bank operates 13 full-service facilities. The Bank owns all of its offices, except for the Tacoma office, which is leased. In March 2001, the Bank opened a full-service branch in Tumwater (Thurston County), Washington and in June 2001, the Bank opened a full-service branch in Tacoma (Pierce County), Washington.

     The following table sets forth certain information regarding the Bank's offices at September 30, 2001, all of which are owned, except for the Tacoma office, which is leased.

                                                   Approximate
Location                         Year Opened     Square Footage    Deposits
--------                         -----------     --------------    --------
                                                                (In thousands)
Main Office:

624 Simpson Avenue                   1966            7,700         $ 63,887
Hoquiam, Washington 98550

Branch Offices:

300 N. Boone Street                  1974            3,400           26,746
Aberdeen, Washington 98520

314 Main South                       1975            2,800           33,806
Montesano, Washington 98563

361 Damon Road                       1977            2,100           22,215
Ocean Shores, Washington 98569

2418 Meridian East                   1980            2,400           36,493
Edgewood, Washington 98371

202 Auburn Way South                 1994            4,200           15,570
Auburn, Washington 98002

12814 Meridian East (South Hill)     1996            4,200           13,607
Puyallup, Washington 98373

1201 Marvin Road, N.E.               1997            4,400           10,051
Lacey, Washington 98516

101 Yelm Avenue W.                   1999            1,800            5,131
Yelm, Washington 98597

20464 Viking Way NW                  1999            3,380            3,751
Poulsbo, Washington  98370

2419 224th Street E.                 1999            3,865            6,029
Spanaway, Washington  98387

801 Trosper Road SW
Tumwater, Washington 98512           2001            3,300            3,923

7805 South Hosmer Street
Tacoma, Washington 98408             2001            5,000            1,163

Data Center:

422 6th Street                       1990            2,700
Hoquiam, Washington 98550

     The Bank also operates 16 proprietary ATMs that are part of a nationwide cash exchange network.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2001.

                                 PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
--------------------------------------------------------------------------

     The Company's common stock is traded on the Nasdaq National Market under the symbol "TSBK". As of September 30, 2001, there were 4,570,995 shares of common stock issued and approximately 780 shareholders of record, excluding persons or entities who hold stock in nominee or "street name" accounts with brokers. Dividend payments by the Company are dependent primarily on dividends received by the Company from the Bank. Under federal regulations, the dollar amount of dividends the Bank may pay is dependent upon its capital position and recent net income. Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the FDIC regulations. However, institutions that have converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the mutual to stock conversion.

     The following table sets forth the market price range of the Company's common stock for the years ended September 30, 2001, 2000 and 1999. This information was provided by the Nasdaq Stock Market.

                               High         Low       Dividends
                               ----         ---       ---------
       Fiscal 2001
       -----------
       First Quarter          $13.25     $ 11.19        $0.10
       Second Quarter          14.63       12.38         0.10
       Third Quarter           16.31       13.25         0.10
       Fourth Quarter          16.22       13.75         0.11

       Fiscal 2000
       -----------
       First Quarter          $12.06      $10.75        $0.08
       Second Quarter          11.25        9.81         0.08
       Third Quarter           10.88        9.06         0.09
       Fourth Quarter          12.56       10.31         0.10

       Fiscal 1999
       -----------
       First Quarter          $14.38      $10.00        $0.06
       Second Quarter          13.00       11.41         0.06
       Third Quarter           12.06       10.69         0.07
       Fourth Quarter          13.25       11.44         0.08

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





                                                                      At September 30,
                                                    ------------------------------------------------------
                                                      2001        2000      1999        1998        1997
                                                      ----        ----      ----        ----        ----
                                                                       (In thousands)
SELECTED FINANCIAL CONDITION DATA:
Total assets......................................  $386,305   $368,080   $307,116   $ 265,709   $ 211,553
Loans receivable and loans held for sale, net.....   323,768    313,006    256,085     199,221     187,027
Investment securities available-for-sale..........    10,210     13,356     15,326      16,147          --
Mortgage-backed securities held-to-maturity.......        --         --         --          --       3,990
Mortgage-backed securities available-for-sale.....    19,159     11,569     13,992      17,555          --
FHLB Stock........................................     4,830      4,150      2,338       1,713       1,587
Cash and due from financial institutions
  interest-bearing deposits in banks..............    13,439     12,002      8,126      21,784      11,446
Deposits..........................................   242,372    212,611    188,148     170,834     173,003
FHLB advances.....................................    68,978     81,137     45,084      11,618      12,241
Shareholders' equity..............................    71,809     72,312     72,245      81,780      24,645


                                                                  Year Ended September 30,
                                                    ------------------------------------------------------
                                                      2001        2000      1999        1998        1997
                                                      ----        ----      ----        ----        ----
                                                            (In thousands, except per share data)
SELECTED OPERATING DATA:
Interest and dividend income...................... $ 31,692    $ 28,362   $ 23,109    $ 20,650    $ 17,947
Interest expense..................................   13,924      12,427      8,363       8,144       8,386
                                                   --------    --------   --------    --------    --------
Net interest income...............................   17,768      15,935     14,746      12,506       9,561
Provision for loan losses.........................    1,400         885        363         200         597
                                                   --------    --------   --------    --------    --------
Net interest income after
  provision for loan losses.......................   16,368      15,050     14,383      12,306       8,964
Noninterest income................................    2,927       1,738        592       1,540       1,235
Noninterest expense...............................   11,092       7,966      7,160       6,340       5,040
Income before income taxes........................    8,203       8,822      7,815       7,506       5,159
Provision for income taxes........................    2,741       2,925      2,597       2,410       1,830
                                                   --------    --------   --------    --------    --------
Net income........................................ $  5,462    $  5,897   $  5,218    $  5,096    $  3,329
                                                   ========    ========   ========    ========    ========
Earnings per common share:
  Basic........................................... $   1.30    $   1.31   $   1.03    $   0.84         N/A
  Diluted......................................... $   1.28    $   1.31   $   1.03    $   0.84         N/A
Dividends per share............................... $   0.41    $   0.35   $   0.27    $   0.12         N/A
Dividend payout ratio.............................    31.54%       26.72%    26.21%      14.29%         --



                                                                      At September 30,
                                                    ------------------------------------------------------
                                                      2001        2000      1999        1998        1997
                                                      ----        ----      ----        ----        ----
                                                                       (In thousands)

OTHER DATA:

Number of real estate loans outstanding...........     3,041      3,000      2,797       2,708       2,679
Deposit accounts..................................    30,893     24,195     22,527      22,014      21,668
Full-service offices..............................        13         11          9           8           8



                                                           At or For the Year Ended September 30,
                                                    ------------------------------------------------------
                                                      2001        2000      1999        1998        1997
                                                      ----        ----      ----        ----        ----
                                                                       (In thousands)

KEY FINANCIAL RATIOS:
Performance Ratios:
 Return on average assets (1).....................      1.47%      1.75%      1.89%       1.99%       1.62%

 Return on average equity (2).....................      7.53       8.27       6.95        7.56       14.39
 Interest rate spread (3).........................      3.95       3.85       4.25        3.87        4.18
 Net interest margin (4)..........................      4.99       4.95       5.56        5.13        4.84
 Average interest-earning assets to average
   interest-bearing liabilities...................    126.58     128.55     141.50      137.84      115.60
 Noninterest expense as a  percent of
   average total assets...........................      2.99       2.37       2.60        2.47        2.46
 Efficiency ratio (5).............................     53.60      45.07      46.68       45.14       46.68
 Book value per share (6).........................    $15.71     $15.09     $13.85      $13.02         N/A
 Book value per share (7).........................     17.20      16.58      15.21       14.15         N/A

Asset Quality Ratios:
 Nonaccrual and 90 days or more past due loans
   as a percent of loans receivable, net (8)......      1.25%      1.14%      1.56%       2.39%       4.06%
 Nonperforming assets as a
   percent of total assets........................      1.32       1.52       1.60        2.46        3.83
 Allowance for loan losses as a percent of total
   loans receivable, net (8)......................      0.93       0.84       0.80        0.86        0.91
 Allowance for losses as a percent
   of nonperforming loans.........................     74.55      73.09      50.92       36.00       22.39
 Net charge-offs to average outstanding loans.....      0.31       0.01         --          --        0.01
Capital Ratios:
 Total equity-to-assets ratio.....................     18.59      19.65      23.52       30.78       11.65
 Average equity to average assets (9).............     19.52      21.19      27.25       26.27       11.28
-------------
(1) Net income divided by average total assets.
(2) Net income divided by average total equity.
(3) Difference between weighted average yield on interest-earning assets and weighted average interest-bearing liabilities.
(4) Net interest income (before provision for loan losses) as a percentage of average interest-earning assets.
(5) Other expenses (excluding federal income tax expense) divided by the sum of net interest income and noninterest income.
(6) Calculation includes ESOP shares not committed to be released.
(7) Calculation excludes ESOP shares not committed to be released.
(8) Loans receivable includes loans held for sale and is not net of allowance for loan losses.
(9) Average total equity divided by average total assets.


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

     LIMIT EXPOSURE TO INTEREST RATE RISK. In recent years, the loans that the Bank has retained in its portfolio generally have periodic interest rate adjustment features or have been relatively short-term in nature. Loans originated for portfolio retention primarily have included ARM loans and short-term construction loans. Longer fixed-rate mortgage loans have generally been originated for sale in the secondary market. Management believes that the interest rate sensitivity of these adjustable rate and short-term loans more closely match the interest rate sensitivity of the Bank's funding sources than do other longer duration assets with fixed interest rates.

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

     The Bank has adopted a strategy that is designed to substantially match the interest rate sensitivity of assets relative to its liabilities. The primary elements of this strategy involve originating ARM loans for its portfolio; maintaining residential construction loans as a portion of total net loans receivable because of their generally shorter terms and higher yields than other one- to- four family residential mortgage loans; matching asset and liability maturities; investing in short-term securities; originating fixed-rate loans for retention or sale in the secondary market and retaining the related loan servicing rights.

     Sharp increases or decreases in interest rates may adversely affect the Bank's earnings. However, based on a rate shock analysis prepared by the FHLB of Seattle, an increase in interest rates of up to 300 basis points would increase the Bank's projected net interest income, primarily because a larger portion of the Bank's interest rate sensitive assets than interest rate sensitive liabilities would reprice within a one year period. Similarly, further decreases in interest rates would negatively affect net interest income, as repricing would have the opposite effect. Management has sought to sustain the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Bank actively originates adjustable rate loans for retention in its loan portfolio. Fixed-rate mortgage loans generally are originated for the
immediate or future resale in the secondary mortgage market.   At September
30, 2001, adjustable rate mortgage loans and adjustable rate mortgage-backed securities constituted $184.7 million or 47.5%, of the Bank's total combined mortgage loan and mortgage-backed securities portfolio. Although the Bank has sought to originate ARM loans, the ability to originate such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed rate loans.

     Consumer loans and construction and land development loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Bank's exposure to fluctuations in interest rates. At September 30, 2001, the construction and land development, and consumer loan portfolios amounted to $106.2 million and $17.9 million, or 28.7% and 4.8% of total loans receivable (including loans held for sale), respectively.

     QUANTITATIVE ASPECTS OF MARKET RISK. Management of the Bank monitors the Bank's interest rate sensitivity through the use of a model provided for the Bank by the FHLB of Seattle. The model estimates the changes in NPV (net portfolio value) and net interest income in response to a range of assumed changes in market interest rates. The model first estimates the level of the Bank's NPV (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment. In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates. The model then recalculates the Bank's NPV under different interest rate scenarios. The change in NPV under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk. The following table is provided by the FHLB of Seattle based on data at September 30, 2001.

Projected           Net Interest Income             Current Market Value
Interest     --------------------------------   ------------------------------
Rate          Estimated  $ Change   % Change    Estimated $ Change   % Change
Scenario        Value    from Base  from Base     Value   from Base  from Base
---------     ---------  ---------  ---------   --------- ---------  ---------
                                 (Dollars in thousands)

+300         $ 14,860    $   716      5.06%     $ 58,075   $ 2,145      3.84%
+200           15,069        925      6.54        60,620     4,691      8.39
+100           15,172      1,028      7.27        62,607     6,678     11.94
BASE           14,144         --        --        55,929        --        --
-100           13,650       (494)    (3.49)       52,367    (3,563)    (6.37)
-200           12,904     (1,240)    (8.77)       48,308    (7,622)   (13.63)
-300           11,473     (2,671)   (18.88)       47,795    (8,134)   (14.54)

     Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit decay, and should not be relied upon as indicative of actual results. Furthermore, the computations do not reflect any actions management may undertake in response to changes in interest rates.

     In the event of a 200 basis point decrease in interest rates, the Bank would be expected to experience a 13.6% decrease in NPV and a 8.8% decrease in net interest income. In the event of a 200 basis point increase in interest rates, an 8.4% increase in NPV and a 6.5% increase in net interest income would be expected. Based upon the modeling described above, the Bank's asset and liability structure generally results in decreases in NPV and decreases in net interest income in a declining interest rate scenario. This structure also generally results in increases in NPV and increases in net interest income in a rising interest rate environment.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND 2000

     TOTAL ASSETS: Total assets increased to $386.3 million at September 30, 2001 from $368.1 million at September 30, 2000, with the increase primarily reflected in a $10.8 million increase in loans receivable, a $5.1 million increase in investments and mortgage backed securities, and a $2.0 million increase in premises and equipment.

     CASH AND DUE FROM FINANCIAL INSTITUTIONS: Cash and due from financial institutions and interest-bearing deposit balances in banks increased to $13.4 million at September 30, 2001 from $12.0 million at September 30, 2000.

     INVESTMENTS, MORTGAGE-BACKED SECURITIES AND FHLB STOCK: Investments, mortgage-backed securities and FHLB stock increased to $34.2 million at September 30, 2001 from $29.1 million at September 30, 2000. The increase is primarily a result of the purchase of $10.0 million in mortgage-backed securities in connection with the Bank's asset liability management strategies, and was partially offset by redemptions to fund share repurchases, and scheduled amortization and prepayments. During the year, the Bank converted $11.9 million in fixed rate loans held for sale to mortgage-backed securities. These newly created securities were then sold and the proceeds were used to purchase other mortgage-backed securities with shorter
maturities.   For additional details on investments and mortgage-backed
securities, see Note 2 to the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

     LOANS RECEIVABLE AND LOANS HELD FOR SALE, NET OF ALLOWANCE FOR LOAN
LOSSES: Net loans receivable, including loans held-for-sale, increased 3.4% to $323.8 million at September 30, 2001 from $313.0 at September 30, 2000. This increase is primarily a result of $9.3 million increase in net construction loans, a $7.1 million increase in commercial real estate loans, and a $2.3 million increase in commercial business loans. These increases are partially offset by a $6.7 million decrease in one-to-four family mortgage loans as the Company sold $27.6 million in fixed rate mortgage loans during the year and converted $11.9 million in fixed rate mortgages to mortgage backed securities during the year.

     REAL ESTATE OWNED, NET: Real Estate Owned, net, decreased to $1.0 million at September 30, 2001 from $2.0 million at September 30, 2000. This balance decreased primarily due to the sale of the Bank's largest REO, a convenience store with retail space in Kitsap County, Washington. For additional information see "Item 1, Business - - Lending Activities -- Nonperforming Assets" and Note 6 to the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

     DEPOSITS: Deposits increased by 14.0% to $242.4 million at September 30, 2001 from $212.6 million at September 30, 2000, with the Bank's certificate of deposit accounts, checking accounts, passbook savings accounts, and money market accounts all indicating increases from September 30, 2000 totals.

     BORROWINGS: Borrowings decreased by 15.0% to $69.0 million at September 30, 2001 from $81.1 million at September 30, 2000, as funds from increased deposits were used to pay down the level of FHLB advances.

     SHAREHOLDERS' EQUITY: Total shareholders' equity decreased by $503,000 to $71.8 million at September 30, 2001 from $72.3 million at September 30, 2000. The components of shareholders' equity were affected by the repurchase of 428,827 shares of the Company's stock for $5.9 million, net income of $5.5 million, the payment of $1.9 million in dividends to shareholders, and a $580,000 increase (net of tax) in the fair value of investments available for sale. Also affecting shareholders' equity was a $529,000 increase in the equity component related to the unearned shares issued to the Employee Stock Ownership Trust and a net reduction of $753,000 in the equity components related to unearned shares issued to the Management Recognition and Development Plan.

     On September 24, 2001 the Company announced a plan to repurchase 200,872 shares of the Company's stock. This marked the Company's ninth 5% stock repurchase plan. As of September 30, 2001, the Company had repurchased 44,000
of these shares.   The Company has repurchased a total of 2,248,032 (34.0%) of the 6,612,500 shares that were issued when the Company went public in January 1998.

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

     INVESTMENTS, MORTGAGE-BACKED SECURITIES AND FHLB STOCK: Investments, mortgage-backed securities and FHLB stock decreased 8.2% to $29.1 million at September 30, 2000 from $31.7 million at September 30, 1999, primarily as a result of redemptions to fund share repurchases and scheduled amortization and prepayments. For additional details on investments and mortgage-backed securities see Note 2 to the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

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

     REAL ESTATE OWNED, NET: Real estate owned, net, increased to $2.0 million at September 30, 2000 from $867,000 at September 30, 1999. This balance increased as the Bank foreclosed on a convenience store (with retail space) and was the successful bidder on the property at a sheriff's sale in January 2000. The property is classified as REO with a balance of $1.3 million at September 30, 2000. For additional information see "Item 1, Business -- Lending Activities -- Nonperforming Assets" and Note 6 to the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

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

COMPARISON OF OPERATING RESULTS FOR YEARS ENDED SEPTEMBER 30, 2001 AND 2000

     NET INCOME: Net income for the year ended September 30, 2001 was $5.5 million, or $1.28 per diluted share ($1.30 per basic share) compared to $5.9 million, or $1.31 per diluted share ($1.31 per basic share) for the year ended September 30, 2000. Income for the year ended September 30, 2001 was increased by a $205,000 ($135,000 after income tax) gain on sale of securities, a $175,000 ($116,000 after income tax) market value recovery on loans held for sale, and a $150,000 ($99,000 after income tax) recovery of a kiting-related NSF expense. Income for the year ended September 30, 2001 was reduced by a $770,000 ($508,000 after income tax) expense related to the initial vesting of MRDP shares, $356,000 ($235,000 after income tax) in REO market value writedowns, and a $515,000 ($340,000 after income tax) increase in loan loss provisions. Income for the year ended September 30, 2000 was increased by a $408,000 ($269,000 after income tax) market value recovery on loans held for sale and the recovery of $290,000 ($191,000 after income tax) of delinquent interest and fees on a non-performing asset and reduced by a $150,000 ($99,000 after income tax) kiting related NSF expense. Net income per share for the year ended September 30, 2001 was increased by $0.05 (basic) and $0.05 (diluted) as a result of the Company's repurchase of its common shares during the year.

     NET INTEREST INCOME: Net interest income increased 11.5% to $17.8 million for the year ended September 30, 2001 from $15.9 million for the year ended September 30, 2000, primarily due to the Bank's larger loan portfolio. Total interest income increased $3.3 million to $31.7 million for the year ended September 30, 2001 from $28.4 million for the year ended September 30, 2000. The increase in net interest income was primarily a result of increased interest income from the Bank's larger loan portfolio as average loan balances increased to $323.9 million for the year ended September 30, 2001 from $289.4 million for the year ended September 30, 2000. The increased interest income was partially offset by a $1.5 million increase in interest expense, primarily due to increased deposits and increased average FHLB advances. The net interest margin increased to 4.99% for the year ended September 30, 2001 from 4.95% for the year ended September 30, 2000.

     PROVISION FOR LOAN LOSSES: The provision for loan losses for the year ended September 30, 2001 was $1.4 million compared to $885,000 for the twelve months ended September 30, 2000. Management deemed the allowance for loan losses of $3.1 million at September 30, 2001 (0.93% of loans receivable and loans held for sale and 74.6% of non-performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date.
For the twelve months ended September 30, 2001 and 2000, net charge-offs were $990,000 and $301,000, respectively. For additional information, see "Item 1, Business -- Lending Activities - - Allowance for Loan Losses" included herein.

     NON-INTEREST INCOME: Noninterest income increased $1.2 million to $2.9 million, for the year ended September 30, 2001 from $1.7 million for the year ended September 30, 2000. The increase was primarily due to a $533,000 increase in service charge on deposits, a $264,000 increase in gain on sale of loans, a $227,000 net increase in gain on sales of securities, a $154,000 increase in servicing income on loans sold and a $129,000 increase in ATM fees. These increases are partially offset by a $233,000 net reduction in market value recoveries on loans held for sale.

     NON-INTEREST EXPENSE: Total non-interest expense increased to $11.1 million for the year ended September 30, 2001 from $8.0 million for the year ended September 30, 2000. This increase is primarily due to a $1.5 million increase in salary and employee benefits (of which $770,000 related to the MRDP plan implemented in 2001), a $561,000 increase in advertising expense largely related to the Bank's checking account acquisition program, a $348,000 increase in REO related expenses, and a $248,000 increase in premises and equipment expenses. Partially offsetting these expense increases was a $150,000 recovery in June 2001 of a kiting-related NSF expense that the Company incurred during the year ended September 30, 2000.

     PROVISION FOR INCOME TAXES: The provision for income taxes decreased to $2.7 million for the year ended September 30, 2001 from $2.9 million for the year ended September 30, 2000 primarily as a result of lower income before income taxes. The effective rate was 33.4% for the year ended September 30, 2001 and 33.2% for the year ended September 30, 2000.

COMPARISON OF OPERATING RESULTS FOR YEARS ENDED SEPTEMBER 30, 2000 AND 1999

     NET INCOME: Net income increased to $5.9 million or $1.31 per basic share ($1.31 per diluted share) for the year ended September 30, 2000 from net income of $5.2 million or $1.03 per basic share ($1.03 per diluted share) for the year ended September 30, 1999. Income for the year ended September 30, 2000 was increased by a $408,000 ($269,000 after income tax) market value recovery on loans held for sale and the receipt of $290,000 ($191,000 after income tax) of delinquent interest and fee income on a large non-performing asset. Also affecting net income for the current year was a $522,000 ($345,000 after income tax) increase in the provision for loan losses (compared to the same period in 1999) primarily due to loan portfolio growth. Income for the year ending September 30, 1999 was reduced by market value writedowns on loans held for sale of $583,000 ($385,000 after income tax), and was partially offset by the recognition of $442,000 ($292,000 after income tax) of delinquent interest and fee income on two large non-performing loans. Net income per share for the year ended September 30, 2000 was increased by $0.07 as a result of the Company's repurchase of its common shares during the year.

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

     Net interest margin was 4.95% (or 4.86% without the $281,000 in delinquent interest received) for the year ended September 30, 2000 compared to a net interest margin of 5.56% (or 5.40% without the $442,000 in delinquent interest received) for the year ended September 30, 1999. The Company's lower net interest margin is primarily a result of the increased use of higher costing funds (FHLB advances and certificates of deposit) to support the Bank's loan growth. Also, the Company's net interest margin has been impacted by reduced earnings resulting from a smaller investment portfolio, as a portion of the interest bearing investments has been used to fund the Company's stock repurchase program.

     Interest expense increased 48.6% to $12.4 million for the year ended September 30, 2000 from $8.4 million at September 30, 1999, due to a $2.9 million increase in interest expense on deposits (resulting from both volume and average rate increases) and $3.0 million in increased interest related to borrowings primarily used to fund loan growth.

     PROVISION FOR LOAN LOSSES: The provision for loan losses increased to $885,000 for the year ended September 30, 2000 from $363,000 for the year ended September 30, 1999. Management increased the provision for loan losses primarily due to growth in the Bank's loan portfolio. Management deemed the allowance for loan losses of $2.6 million at September 30, 2000 (0.84% of loans receivable and loans held for sale and 73.1% of non-performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date.

     Despite experiencing a higher percentage of non-performing loans than some peer group averages, the Company's actual net charge-offs continue to remain relatively small. For the year ended September 30, 2000 net charge-offs and transfers were $301,000. For additional information see "Item 1, Business -- Lending Activities --Allowance for Loan Losses."

     NONINTEREST INCOME: Total noninterest income increased to $1.7 million for the year ended September 30, 2000 from $592,000 for the year ended September 30, 1999. This increase is primarily due to a combined change of $991,000 in the market value adjustments on loans held for sale as the Company had a $408,000 market value recovery for the year ended September 30, 2000 compared to a $583,000 market value writedown for the year ended September 20, 1999. Smaller increases in service charges on deposits, gains on sale of loans and other fees also contributed to the overall increase.

     NONINTEREST EXPENSE: Total noninterest expense increased 11.3% to $8.0 million for the year ended September 30, 2000 from $7.2 million for the year ended September 30, 1999. The increase in noninterest expense is primarily due to a $289,000 increase in salary and employee benefit expense, a $103,000 increase in premises and equipment expense, a $90,000 increase in advertising expense, and an $88,000 increase in the cost of REO operations. The increase in noninterest expense was also in connection with the establishment of a $150,000 reserve associated with a check-kiting situation that resulted in a checking account overdraft, which was fully recovered in 2001.

     PROVISION FOR INCOME TAXES: The provision for income taxes increased to $2.9 million for the year ended September 30, 2000 from $2.6 million for the year ended September 30, 1999 primarily as a result of higher income before income taxes. The effective tax rate in both years was 33.2%.

NONPERFORMING ASSETS

     Information with respect to the Bank's nonperforming assets at September 30, 2001 and September 30, 2000 is contained in "Item 1, Business -- Lending Activities -- Nonperforming Assets and Delinquencies."

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


                                                    Year Ended September 30,
                              ---------------------------------------------------------------------------
                                       2001                      2000                     1999
                              ------------------------  ------------------------- -----------------------
                                      Interest                   Interest                 Interest
                              Average and       Yield/  Average  and       Yield/ Average and       Yield/
                              Balance Dividends  Cost   Balance  Dividends Cost   Balance Dividends  Cost
                              ------- ---------  ----   -------  --------- ----   ------- ---------  ----
                                                        (Dollars in thousands)

Interest-earning assets:
  Loans receivable (1)(2)...  $323,889  $29,777  9.19%  $289,377  $26,325  9.10%  $223,691  $20,721  9.26%
  Mortgage-backed and
   investment securities....    15,735      962  6.11     18,966    1,183  6.24     23,087    1,382  5.99
  FHLB stock and equity
   securities...............    13,058      791  6.06     11,009      713  6.48     13,106      766  5.84
  Interest-bearing deposits.     3,400      162  4.76      2,697      141  5.23      5,132      240  4.68
                              --------  -------         --------  -------         --------  -------
    Total interest-
     earning assets.........   356,082   31,692  8.90    322,049   28,362  8.81    265,016   23,109  8.72
Non-interest-earning assets.    15,421                    14,457                    10,653
                              --------                  --------                  --------
    Total assets............  $371,503                  $336,506                  $275,669
                              ========                  ========                  ========
Interest-bearing liabilities:
  Passbook accounts.........    28,956      728  2.51     27,183      694  2.55   $ 26,783      695  2.59
  Money market accounts.....    22,875      921  4.03     18,947      741  3.91     16,752      628  3.75
  NOW accounts..............    25,436      447  1.76     22,414      384  1.71     21,283      363  1.71
  Certificates of deposit...   128,174    7,395  5.77    117,466    6,574  5.60    102,506    5,590  5.45
  FHLB advances-other
   borrowed money...........    75,867    4,433  5.84     64,518    4,034  6.25     19,967    1,087  5.44
                              --------  -------         --------  -------         --------  -------
    Total interest bearing
      liabilities...........   281,308   13,924  4.95    250,528   12,427  4.96    187,291    8,363  4.47
Non-interest bearing
  liabilities...............    17,683                    14,656                    13,271
    Total liabilities.......   298,991                   265,184                   200,562

Shareholders' equity........    72,512                    71,322                    75,107
                              --------                  --------                  --------
    Total liabilities and
     shareholders' equity...  $371,503                  $336,506                  $275,669
                              ========                  ========                  ========

Net interest income.........            $17,768                   $15,935                   $14,746
                                        =======                   =======                   =======
Interest rate spread........                     3.95%                     3.85%                     4.25%
                                               ======                    ======                    ======
Net interest margin (3).....                     4.99%                     4.95%                     5.56%
                                               ======                    ======                    ======

Ratio of interest-earning
 assets to average interest-
 bearing liabilities........                   126.58%                   128.55%                   141.50%
                                               ======                    ======                    ======
------------------
(1) Does not include interest on loans 90 days or more past due.  Includes loans originated for sale.
(2) Average balance includes nonaccrual loans.
(3) Net interest income divided by total interest earning assets.

RATE/VOLUME ANALYSIS

     The following table sets forth the effects of changing rates and volumes on net interest income on the Company. Information is provided with respect to the (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change (sum of the prior columns). Changes in rate/volume have been allocated to rate and volume variances based on the absolute values of each.

                          Year Ended September 30,   Year Ended September 30,
                           2001 Compared to Year      2000 Compared to Year
                          Ended September 30, 2000   Ended September 30, 1999
                            Increase (Decrease)         Increase (Decrease)
                                   Due to                     Due to
                          ------------------------   ------------------------
                                              Net                        Net
                            Rate   Volume   Change   Rate     Volume   Change
                            ----   ------   ------   ----     ------   ------
                                              (In thousands)

Interest-earning assets:
 Loans receivable (1).....  $263   $3,189   $3,452   $(368)   $5,972   $5,604
 Investments and mortgage-
  backed securities.......   (24)    (197)    (221)     55      (254)    (199)
 FHLB stock and equity
  securities..............   (47)     125       78      77      (130)     (53)
 Interest-bearing
  deposits................   (14)      35       21      27      (126)     (99)
                            ----   ------   ------   -----    ------   ------
Total net change in
 income on interest-
 earning assets...........   178    3,152    3,330    (209)    5,462    5,253

Interest-bearing liabilities:
 Passbook accounts........   (11)      44       33     (11)       10       (1)
 NOW accounts.............    24      158      182      --        21       21
 Money market accounts....    11       54       65      27        86      113
 Certificate accounts.....   204      614      818     156       828      984
 FHLB advances and other
  borrowed money..........  (276)     675      399     185     2,762    2,947
                            ----   ------   ------   -----    ------   ------
Total net change in
 expense on interest-
 bearing liabilities......   (48)   1,545    1,497     357     3,707    4,064
                            ----   ------   ------   -----    ------   ------
Net change in net
 interest income..........  $226   $1,607   $1,833   $(566)   $1,755   $1,189
                            ====   ======   ======   =====    ======   ======
--------------
(1) Excludes interest on loans 90 days or more past due. Includes loans originated for sale.

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

     The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2001, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 22.9%. At September 30, 2001, the Bank also maintained an uncommitted credit facility with the FHLB of Seattle that provided for immediately available advances up to an aggregate amount of $129.6 million, under which $69.0 million was outstanding.

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

     The Bank's primary investing activity is the origination of one- to- four family mortgage loans and construction and land development loans. During the years ended September 30, 2001, 2000, and 1999, the Bank originated $47.5 million, $34.2 million and $41.1 million of one- to- four family mortgage loans and $80.1 million, $69.6 million and $63.2 million of construction and land development loans, respectively. At September 30, 2001, the Bank had mortgage loan commitments totaling $17.8 million, standby letters of credit totaling $350,000, and undisbursed loans in process totaling $39.8 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2001 totaled $113.7 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

     Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At September 30, 2001, the Bank was in compliance with all applicable capital requirements. For additional details see the regulatory capital table in Note 18 to the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data" and "Item 1, Business -- Regulation of the Bank -- Capital Requirements."

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARY

                 Index to Consolidated Financial Statements

                                                                        Page
                                                                        ----

Independent Auditor's Report                                             46
Consolidated Balance Sheets as of September 30, 2001 and 2000            47
Consolidated Statements of Income For the Years Ended
   September 30, 2001, 2000, and 1999                                    48
Consolidated Statements of Shareholders' Equity For the
   Years Ended September 30, 2001, 2000 and 1999                         49
Consolidated Statements of Cash Flows For the Years Ended
   September 30, 2001, 2000 and 1999                                     50
Consolidated Statements of Comprehensive Income For the
   Years Ended September 30, 2001, 2000 and 1999                         52
Notes to Consolidated Financial Statements                               53

                     INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Timberland Bancorp, Inc.
Hoquiam, Washington

We have audited the accompanying consolidated balance sheet of Timberland Bancorp, Inc. and Subsidiaries as of September 30, 2001, and the related consolidated statements of income, shareholders' equity, cash flows and comprehensive income for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Timberland Bancorp, Inc. and Subsidiaries as of September 30, 2000 and for the years ended September 30, 2000 and 1999 were audited by Knight Vale & Gregory PLLC, independent accountants, whose members became partners of McGladrey & Pullen, LLP on September 1, 2001. Knight Vale & Gregory PLLC's report, dated November 2, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Timberland Bancorp, Inc. and Subsidiaries as of September 30, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

McGladrey & Pullen,LLP


/s/McGladrey & Pullen,LLP

October 31, 2001
Tacoma, Washington

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2001 and 2000

                                                            2001      2000

ASSETS
  Cash and due from financial institutions              $  10,017  $   8,893
  Interest bearing deposits in banks                        3,422      3,109
  Investments and mortgage-backed securities
   (available for sale)                                    29,369     24,925
  Federal Home Loan Bank stock (at cost)                    4,830      4,150

  Loans receivable, net                                   305,746    284,663
  Loans held for sale                                      18,022     28,343
                                                          323,768    313,006

  Accrued interest receivable                               1,880      1,756
  Premises and equipment                                   10,660      8,614
  Real estate owned                                         1,006      1,966
  Accrued interest receivable                               1,880      1,756
  Other assets                                              1,353      1,661

  TOTAL ASSETS                                           $386,305   $368,080


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposits                                               $242,372   $212,611
  Federal Home Loan Bank advances                          68,978     81,137
  Other liabilities and accrued expenses                    3,146      2,020
  TOTAL LIABILITIES                                       314,496    295,768

SHAREHOLDERS' EQUITY
  Preferred stock, $0.01 par value; 1,000,000 shares
    authorized; none issued                                    --         --
  Common stock, $0.01 par value; 50,000,000 shares
  authorized;
    2001 - 4,570,995 shares issued, 4,010,303
      shares outstanding
    2000 - 4,793,295 shares issued, 4,361,279
      shares outstanding                                       46         48
  Additional paid-in capital                               39,574     42,250
  Unearned shares issued to employee stock
    ownership trust                                        (5,948)    (6,477)
  Unearned shares issued to management recognition
    and & development plan                                 (2,471)        --
  Retained earnings                                        40,332     36,795
  Accumulated other comprehensive income (loss)                276      (304)
  TOTAL SHAREHOLDERS' EQUITY                                71,809    72,312

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $386,305  $368,080


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2001, 2000 and 1999

                                                2001        2000      1999

INTEREST AND DIVIDEND INCOME
  Loans receivable                            $29,777     $26,325    $20,721
  Investments and mortgage-backed securities      962       1,183      1,382
  Dividends from investments                      791         713        766
  Interest bearing deposits in banks              162         141        240
  TOTAL INTEREST AND DIVIDEND INCOME           31,692      28,362     23,109

INTEREST EXPENSE
  Deposits                                      9,491       8,393      7,276
  Federal Home Loan Bank advances               4,433       4,034      1,087
  TOTAL INTEREST EXPENSE                       13,924      12,427      8,363

  NET INTEREST INCOME                          17,768      15,935     14,746

PROVISION FOR LOAN LOSSES                       1,400         885        363

  NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                            16,368      15,050     14,383

NON-INTEREST INCOME
  Service charges on deposits                   1,040         507        440
  Gain on sale of loans, net                      367         103         74
  Market value adjustment on loans
    held for sale                                 175         408       (583)
  Gain (loss) on sale of securities
    available for sale, net                       205         (22)        --
  Escrow fees                                     205         198        240
  Servicing income (expenses) on loans sold       152         (2)       (17)
  ATM transaction fees                            379         250        156
  Other                                           404         296        282
  TOTAL NON-INTEREST INCOME                     2,927       1,738        592

NON-INTEREST EXPENSE
  Salaries and employee benefits                6,042       4,535      4,246
  Premises and equipment                        1,208         960        856
  Advertising                                     950         389        299
  Loss from real estate operations
    and write-downs                               481         134         45
  Other                                         2,411        1,948     1,714
  TOTAL NON-INTEREST EXPENSE                   11,092       7,966      7,160

  INCOME BEFORE FEDERAL INCOME TAXES            8,203       8,822      7,815

FEDERAL INCOME TAXES                            2,741       2,925      2,597

  NET INCOME                                 $  5,462    $  5,897   $  5,218

EARNINGS PER COMMON SHARE
  Basic                                         $1.30       $1.31      $1.03
  Diluted                                        1.28        1.31       1.03

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2001, 2000 and 1999

                                                              UNEARNED   UNEARNED
                                                              SHARES     SHARES            ACCUMULATED
                                                              ISSUED TO  ISSUED TO         OTHER
                                                              EMPLOYEE   MANAGEMENT        COMPRE-
                                 COMMON STOCK      ADDITIONAL STOCK      RECOG-            HENSIVE
                                                   PAID-IN    OWNERSHIP  NITION  RETAINED  INCOME
                                 SHARES    AMOUNT  CAPITAL    TRUST      PLAN    EARNINGS  (LOSS)    TOTAL

Balance, September 30, 1998     5,779,325    $63   $60,183   ($7,534)    $  --    $28,948   $120    $81,780

Net income                             --     --        --        --        --      5,218     --      5,218
Repurchase of common stock     (1,064,453)   (11)  (13,139)       --        --         --     --    (13,150)
Cash dividends ($.27 per share)        --     --        --        --        --     (1,520)    --     (1,520)
Earned ESOP shares                 35,267     --      (101)      529        --         --     --        428
Change in fair value of
 unrealized loss on securities
 available for sale, net of tax        --     --        --        --        --         --   (511)      (511)

  BALANCE,
  SEPTEMBER 30, 1999            4,750,139     52    46,943    (7,005)       --     32,646   (391)    72,245

Net income                             --     --        --        --        --      5,897     --      5,897
Repurchase of common stock       (424,127)    (4)   (4,599)       --        --         --     --     (4,603)
Cash dividends ($.35 per share)        --     --        --        --        --     (1,748)    --     (1,748)
Earned ESOP shares                 35,267     --       (94)      528        --         --     --        434
Change in fair value of
  unrealized loss on securities
  available for sale, net of tax       --     --        --        --        --         --     87         87

  BALANCE,
  SEPTEMBER 30, 2000            4,361,279     48    42,250    (6,477)       --     36,795   (304)    72,312

Net income                             --     --        --        --        --      5,462     --      5,462
Issuance of MRDP shares                --      2     3,222        --    (3,224)        --     --         --
Repurchase of common stock       (428,827)    (4)   (5,914)       --        --         --     --     (5,918)
Exercise of stock options           1,600     --        19        --        --         --     --         19
Cash dividends ($.41 per share)        --     --        --        --        --     (1,925)    --     (1,925)
Earned ESOP shares                 35,266     --       (26)      529        --         --     --        503
Earned MRDP shares                 40,985     --        23        --       753         --     --        776
Change in fair value of
  unrealized loss on securities
  available for sale, net of tax       --     --        --        --        --         --    580        580

  BALANCE,
  SEPTEMBER 30, 2001            4,010,303    $46   $39,574   ($5,948)  ($2,471)   $40,332   $276    $71,809


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2001, 2000 and 1999


                                                2001       2000        1999

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                $   5,462    $  5,897   $  5,218
  Noncash revenues, expenses, gains and losses
    included in net income:
     Depreciation                                 527         424        364
     Deferred federal income taxes               (207)       (231)      (449)
     Earned ESOP shares                           503         434        428
     Earned MRDP Shares                           776          --         --
     Federal Home Loan Bank stock dividends      (310)       (224)      (134)
     Market value adjustment on loans held
       for sale                                  (175)       (408)       583
     Loss on sale of real estate owned, net        21          25         --
     (Gain) loss on sale of securities
       available for sale                        (205)         22         --
     Gain on sale of loans                       (367)       (103)       (74)
     Provision for loan and real estate
       owned losses                             1,756         936        391
  Net increase (decrease) in loans originated
    for sale                                   (1,063)     (5,169)   (14,783)
  Net change in accrued interest receivable
    and other assets, and other liabilities
    and accrued expenses                        1,167         (89)     1,339
  NET CASH PROVIDED BY (USED IN) OPERATING
    ACTIVITIES                                  7,885       1,514     (7,117)

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in interest-
    bearing deposits in banks                    (313)     (1,793)    13,429
  Activity in securities available for sale:
    Sales                                      12,334       2,482         --
    Maturities, prepayments and calls          10,549       2,421     29,889
    Purchases                                 (14,720)     (1,989)   (26,826)
  Increase in loans receivable, net           (23,653)    (54,139)   (44,568)
  Additions to premises and equipment          (2,573)     (1,416)    (2,664)
  Additions to real estate owned                 (198)       (271)        --
  Proceeds from sale of real estate owned       2,035       1,109      1,498
  Proceeds from sale of premises and equipment     --          --         20
  NET CASH USED IN INVESTING ACTIVITIES       (16,539)    (53,596)   (29,222)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in deposits                         29,761      24,463     17,314
  Increase (decrease) in Federal Home
    Loan Bank advances                        (12,159)     36,053     33,466
  Proceeds from exercise of stock options          19          --         --
  Repurchase of common stock                   (5,918)     (4,603)   (13,150)
  Payment of dividends                         (1,925)     (1,748)    (1,520)
  Common stock purchased for ESOP                  --          --         --
  NET CASH PROVIDED BY FINANCING ACTIVITIES     9,778      54,165     36,110

  NET INCREASE (DECREASE) IN CASH               1,124       2,083       (229)

CASH AND DUE FROM FINANCIAL INSTITUTIONS
  Beginning of year                             8,893       6,810      7,039

  END OF YEAR                                 $10,017    $  8,893   $  6,810


(continued)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------
(concluded)  (Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2001, 2000 and 1999


                                               2001        2000        1999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Income taxes paid                         $  2,260     $  3,195     $2,975
  Interest paid                               14,024       12,151      8,171

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
    Market value adjustment of securities
      held for sale, net of tax             $    580     $     87      ($511)
    Loans transferred to real estate owned     1,254        2,013        581
    Shares issued to management recognition
      and development plan                     3,224           --         --
    Investment securities acquired in loan
      securitization                          11,926           --         --


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2001, 2000 and 1999


                                                 2001       2000       1999

COMPREHENSIVE INCOME
  Net income                                   $5,462      $5,897     $5,218
  Change in fair value of unrealized gains
    (losses) securities available for sale,
    net of tax                                    580          87       (511)

  TOTAL COMPREHENSIVE INCOME                   $6,042      $5,984     $4,707

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Timberland Bancorp, Inc. (the Company); its wholly owned subsidiary, Timberland Bank (the
Bank); and the Bank's wholly owned subsidiary, Timberland Service Corp. All significant intercompany transactions and balances have been eliminated.

NATURE OF OPERATIONS

The Company is a holding company which operates primarily through its subsidiary, the Bank. The Bank was established in 1915 and, through its thirteen branches located in Grays Harbor, Pierce, Thurston, Kitsap and King Counties in Washington State, attracts deposits from the general public, and uses those funds, along with other borrowings, to provide primarily real estate loans to borrowers in western Washington, and to invest in investment securities and mortgage-backed securities.

CONSOLIDATED FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices within the banking industry. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate owned and deferred tax assets.

Certain prior year amounts have been reclassified to conform to the 2001 presentation.

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


(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INTEREST ON LOANS AND LOAN FEES

Interest on loans is recorded as income when borrowers' monthly payments become due. Allowances are established for uncollected interest on loans for which the interest is determined to be uncollectible. Generally, all loans past due 90 days or morethree or more payments are placed on nonaccrual status and internally classified as substandard. Any interest income recorded in the current reporting period is fully reserved. Subsequent collections are applied proportionately to past due principal and interest. Loans are removed from nonaccrual status only when the loan is deemed current, and the collectibility of principal and interest is no longer doubtful.

The Bank charges fees for originating loans. These fees, net of certain loan origination costs are deferred and amortized to income, on the level-yield basis, over the loan term. If the loan is repaid prior to maturity, the remaining unamortized deferred loan fee is recognized in income at the time of repayment.

LOAN SERVICING RIGHTS

Loan servicing rights are capitalized when acquired through the origination of loans that are subsequently sold or securitized with the servicing rights retained. The value of loan servicing rights at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans. The estimated fair value is periodically evaluated for impairment by comparing actual cash flows and estimated future cash flows from the servicing assets to those estimated at the time servicing assets were originated. Loan servicing rights are amortized as an offset to service fees in proportion to and over the period of estimated net servicing income.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125. This statement revised the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures; however, it carries over most of SFAS No. 125's provisions without reconsideration. The standards addressed in this statement are based on consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes The Bank records its mortgage servicing rights at fair value in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which requires the Bank to allocate the total cost of all mortgage loans, whether originated or purchased, to the loans (without the mortgage servicing rights), and to mortgage servicing rights based on their relative fair values. The Bank is amortizing the mortgage servicing assets, which totaled $508,000 and $356,000 at September 30, 2001 and 2000, respectively, over the period of the estimated servicing income. liabilities when extinguished. This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The adoption of this statement affects the disclosures in these financial statements; however, the adoption of this statement did not have a material impact on the Company's financial position of results of operations for the year ended September 30, 2001.

(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PREMISES AND EQUIPMENT

Premises and equipment are recorded at cost. Depreciation is computed on the straight-line method over the following estimated useful lives: buildings and improvements up to forty years - thirty to forty years; furniture and equipment - three to seven years; automobile - five years. The cost of maintenance and repairs is charged to expense as incurred. Gains and losses on dispositions are reflected in earnings.

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

INCOME TAXES

The Company files a consolidated federal income tax return with its subsidiaryies. Prior to fiscal year 1997, the Bank qualified under provisions of the Internal Revenue Code which permitted, as a deduction from taxable income, an allowance for bad debts based on a percentage of taxable income.

In 1996, the percentage-of-income bad debt deduction for federal tax purposes was eliminated. In addition, federal tax bad debt reserves which had been accumulated since October 1, 1988, that exceeded the reserves which would have been accumulated based on actual experience, are subject to recapture over a six-year recapture period. As of September 30, 2001, the Bank's federal tax bad debt reserves subject to recapture approximated $900,000.

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

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2001 and 2000

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

STOCK-BASED COMPENSATION

The Company accounts for stock-optionsbased awards to employees using the intrinsic value method, in accordance with APB No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized in the financial statements for employee stock optionsarrangements. However, the required pro forma disclosures of the effects of all options granted have been provided in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

EARNINGS PER SHARE

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company's stock option and management recognition and development plans. In 2000 and 1999, the effect of the Company's stock options on earnings per share was antidilutive and, thus, basic and diluted earnings per share are the same.

NOTE 2 - RESTRICTED ASSETS

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances on hard or on deposit with the Federal Reserve Bank. The amount of such balances for year ended September 30, 2001 was approximately $926,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2001 and 2000


NOTE 3 - INVESTMENTS AND MORTGAGE-BACKED SECURITIES

Investments and mortgage-backed securities have been classified according to management's intent (dollars in thousands):

                                             GROSS        GROSS
                               AMORTIZED     UNREALIZED   UNREALIZED  FAIR
                               COST          GAINS        LOSSES      VALUE

AVAILABLE FOR SALE

SEPTEMBER 30, 2001
  U.S. agency securities       $        --     $   --     $  --      $    --
  Mortgage-backed securities        18,755        420       (16)      19,159
  Municipal bonds                       55          2        --           57
  Mutual funds                      10,020         40        --       10,060
  FHLB stock                         4,830         --        --        4,830
  Equity securities                    121         --       (28)          93

     TOTAL                         $28,951       $462      ($44)     $29,369

SEPTEMBER 30, 2000
  U.S. agency securities         $   6,502     $   --    ($  86)     $ 6,416
  Mortgage-backed securities        11,846          2      (279)      11,569
  Municipal bonds                       73                   (2)          71
  Mutual funds                       6,641         --      (169)       6,472
  FHLB stock                         4,150         --        --        4,150
  Equity securities                    323        116       (42)         397


     TOTAL                         $25,385       $118     ($578)     $24,925


Mortgage-backed securities pledged as collateral for public fund deposits and federal treasury tax and loan deposits totaled $2,437,000 and $2,459,000 at September 30, 2001 and 2000, respectively.

The contractual maturities of debt securities available for sale at September 30, 2001 are as follows (dollars in thousands). Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

                                                         AMORTIZED   FAIR
                                                         COST        VALUE

Due within one year                                      $    --    $    --
Due from one year to five years                               55         57
Due from five to ten years                                 6,138      6,318
Due after ten years                                       12,617     12,841

   TOTAL                                                 $18,810    $19,216

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2001 and 2000

NOTE 4 - LOANS RECEIVABLE AND LOANS HELD FOR SALE

Loans receivable and loans held for sale consisted of the following at September 30 (dollars in thousands):

                                                            2001       2000

Mortgage loans:
  One- to four-family                                    $112,060   $108,307
  Multi-family                                             29,412     33,604
  Commercial                                               65,731     58,632
  Construction and land development                       106,244     89,903
  Land                                                     13,632     12,561
  TOTAL MORTGAGE LOANS                                    327,079    303,007

Consumer loans:
  Home equity and second mortgage                          11,039      9,816
  Other                                                     6,825      6,081
  TOTAL CONSUMER LOANS                                     17,864     15,897

Commercial business loans                                   7,150      4,808

  TOTAL LOANS RECEIVABLE                                  352,093    323,712

Less:
  Undisbursed portion of loans in process                  39,803     32,831
  Deferred loan origination fees and other                  3,494      3,578
  Allowance for loan losses                                 3,050      2,640
                                                           46,347     39,049

  LOANS RECEIVABLE, NET                                   305,746    284,663

Loans held for sale (one- to four-family)                  18,022     28,518
Market value adjustment                                        --       (175)
  LOANS HELD FOR SALE, NET                                 18,022     28,343

  TOTAL LOANS RECEIVABLE AND LOANS HELD FOR SALE         $323,768   $313,006


(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2001 and 2000

NOTE 4 - LOANS RECEIVABLE AND LOANS HELD FOR SALE (continued)

The weighted average interest rate on all loans at September 30, 2001 and 2000 was 8.46% and 8.64%, respectively.

Loans serviced for the Federal Home Loan Mortgage Corporation and others at September 30, 2001 and 2000 were $90,303,000 and $68,849,000, respectively.

Certain related parties of the Bank, principally Bank directors and officers, were loan customers of the Bank in the ordinary course of business during 2001 and 2000. Activity in related party loans during the years ended September 30 is as follows (dollars in thousands):

                                                             2001       2000

Balance, beginning of year                                   $807       $774
New loans                                                     374         63
Repayments                                                   (388)       (30)

     BALANCE, END OF YEAR                                    $793       $807

At September 30, 2001 and 2000, the Bank had non-accruing loans totaling approximately $4,091,000 and $3,612,000, respectively. At September 30, 2001 and September 30, 2000 no loans were 90 days or more past due and still accruing interest. No interest income was recorded on non-accrual loans for the years ended September 30, 2001, 2000 and 1999. The average investment in non-accrual loans for the years ended September 30, 2001, 2000 and 1999 was $3,778,000, $3,460,000 and $3,565,000, respectively.

An analysis of the allowance for loan losses for the years ended September 30 follows (dollars in thousands):

                                                 2001       2000       1999

Balance, beginning of year                     $2,640      $2,056     $1,728
Provision for loan losses                       1,400         885        363

Loans charged off                              (1,012)       (563)       (35)
Recoveries                                         22         262        - -

NET CHARGE-OFFS                                 (990)        (301)       (35)

  BALANCE, END OF YEAR                         $3,050      $2,640     $2,056


(continued)
                                      60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2001 and 2000

NOTE 4 - LOANS RECEIVABLE AND LOANS HELD FOR SALE (concluded)

Following is a summary of information relating to impaired loans as of September 30 (dollars in thousands):

                                                             2001       2000

Impaired loans without a valuation allowance                $2,300     $3,612
Impaired loans with a valuation allowance                    1,791         --

                                                            $4,091     $3,612

Valuation allowance related to impaired loans                 $270        $--


NOTE 5 - LOAN SERVICING

Loans serviced for the Federal Home Loan Mortgage Corporation and others are not included in the consolidated balance sheets. The principal amounts of those loans at September 30, 2001 and 2000 were $90,303,000 and $68,849,000, respectively.

Following is an analysis of the changes in mortgage servicing rights at September 30 (dollars in thousands):

                                                 2001        2000       1999

Balance, at beginning of year                    $356        $358       $375
Additions                                         300          87        100
Amortization                                     (148)        (89)      (117)

  BALANCE, END OF YEAR                           $508        $356       $358

In June 2001, the Bank securitized and sold approximately $11.9 million in first mortgage loans. In the securitization, the Bank retained servicing responsibilities, but has no other retained interest in the loans sold. (see
Note 25)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2001 and 2000

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at September 30 (dollars in thousands):

                                                           2001       2000

Land                                                     $  2,654   $  2,303
Buildings and improvements                                  7,675      6,271
Leasehold improvements                                        416         --
Furniture and equipment                                     3,223      2,294
Automobiles                                                    19         19
Property held for future expansion                            834        596
Construction and purchases in progress                        158        536
                                                           14,563     12,019
Less accumulated depreciation                               3,903      3,405

  TOTAL PREMISES AND EQUIPMENT                            $10,660   $  8,614


NOTE 7 - REAL ESTATE OWNED

Real estate owned consisted of the following at September 30 (dollars in thousands):

                                                            2001       2000

Real estate acquired through foreclosure                  $1,1434     $1,992
Allowance for possible losses                                (137)       (26)

  TOTAL REAL ESTATE OWNED                                  $1,006     $1,966


An analysis of the allowance for possible losses follows (dollars in thousands):

                                                 2001        2000       1999

Balance, beginning of year                      $  26         $38        $32
Provision for additional losses                   356          51         28
Write-downs                                      (245)        (63)       (22)

  BALANCE, END OF YEAR                           $137         $26        $38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2001 and 2000

NOTE 8 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consisted of the following at September 30 (dollars in thousands):

                                                            2001       2000

Loans receivable                                           $2,064     $1,976
Less reserve for uncollected interest                         319        396
                                                            1,745      1,580
Investment securities and interest bearing deposits           135        176

  TOTAL ACCRUED INTEREST RECEIVABLE                        $1,880     $1,756


NOTE 9 - DEPOSITS

Deposits consisted of the following at September 30 (dollars in thousands):

                                                           2001        2000

Non-interest bearing                                   $   16,976  $  15,497
N.O.W. checking                                            30,626     24,467
Passbook savings                                           34,228     28,647
Money market accounts                                      27,251     20,863
Certificates of deposit                                   133,291    123,137

  TOTAL DEPOSITS                                         $242,372   $212,611

The weighted average interest rate on all deposits at September 30, 2001 and 2000 was 3.72% and 4.45%, respectively.

Time deposits of $100,000 or greater totaled $44,186,000 and $42,420,000 at September 30, 2001 and 2000, respectively.

Scheduled maturities of certificates of deposit at September 30, 2001 are as follows (dollars in thousands):

Within one year                                                     $113,735
Over one to two years                                                 15,577
Over two to five years                                                 3,128
After five years                                                         851

  TOTAL                                                             $133,291

(continued)
                                      63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2001 and 2000

NOTE 9 - DEPOSITS (concluded)

Interest expense by account type is as follows for the years ended September 30 (dollars in thousands):

                                                 2001       2000       1999

Certificates of deposit                        $7,396      $6,573     $5,590
Money market accounts                             921         741        628
Passbook savings                                  728         694        695
N.O.W. checking                                   446         385        363

  TOTAL                                        $9,491      $8,393     $7,276


NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

The Bank currently has an Advance, Security and Deposit Agreement with Federal Home Loan Bank that is maintained at 35% of the Bank's total assets ($134,068,000 at September 30, 2001). The Bank had advances at September 30, 2001 as follows (dollars in thousands):

                                                         WEIGHTED
                                                         AVERAGE
                                                         INTEREST
                                                         RATE        AMOUNT
Maturities in years ending September 30:
  2002 Fixed rate set maturity                           3.92%       $12,500
  2002 Fixed rate monthly amortization                   6.11            196
  2002 Variable rate set maturity                        3.51          3,300
  2004 Fixed rate set maturity                           5.58          5,000
  2005 Fixed rate set maturity                           5.49          2,000
  2006 Fixed rate set maturity putable                   5.98         10,000
  2006 Fixed rate set maturity                           6.55            982
  2008 Fixed rate set maturity putable                   6.18         15,000
  2011 Fixed rate set maturity putable                   4.77         20,000

                                                                     $68,978

Under the Advances, Security and Deposit Agreement, virtually all of the Bank's assets, not otherwise encumbered, are pledged as collateral for advances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2001 and 2000

NOTE 11 - OTHER LIABILITIES AND ACCRUED EXPENSES

Other liabilities and accrued expenses comprise the following at September 30 (dollars in thousands):

                                                            2001       2000

Federal income taxes                                      $   425    $    --
Accrued pension and profit sharing payable                    807        768
Accrued interest payable on deposits and FHLB advances        491        557
Accounts payable and accrued expenses - other               1,423        695

     TOTAL OTHER LIABILITIES AND ACCRUED EXPENSES          $3,146     $2,020


NOTE 12 - FEDERAL INCOME TAXES

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

The components of the provision for income taxes at September 30 are as follows (dollars in thousands):

                                                2000        1999       1999

Current                                        $2,948      $3,156     $3,046
Deferred benefit                                 (207)       (231)      (449)

     TOTAL FEDERAL INCOME TAXES                $2,741      $2,925     $2,597

The components of the Company's deferred tax assets and liabilities at September 30 are as follows (dollars in thousands):

                                                            2001       2000
DEFERRED TAX ASSETS
  Accrued interest on loans                                $   64     $  110
  Accrued vacation                                             59         50
  Deferred compensation                                       106        105
  Unearned ESOP shares                                        270        239
  Allowance for loan losses                                   888        573
  Loans held for sale market value adjustment                  --         63
  Unrealized securities losses                                 --       1567
  Unearned MRRDP shares                                        37         --
  Other                                                        --          2
  TOTAL DEFERRED TAX ASSETS                                 1,424     1,2969

(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2001 and 2000

NOTE 12 - FEDERAL INCOME TAXES (concluded)


                                                             2001      2000

DEFERRED TAX LIABILITIES
  FHLB stock dividends                                    $   576     $  501
  Real estate sale, installment basis                          30         33
  Unrealized securities gains                                 142        - -
  Other                                                       379        325
  TOTAL DEFERRED TAX LIABILITIES                              785        566

  NET DEFERRED TAX ASSETS                                 $   639     $  730

The provision for federal income taxes differs from that computed at the statutory corporate tax rate as follows (dollars in thousands):

                             2001              2000               1999
                        AMOUNT  PERCENT   AMOUNT  PERCENT    AMOUNT  PERCENT

Taxes at
  statutory rate        $2,789   34.0%    $2,999    34.0%    $2,657    34.0%
Other - net               (487)   (.6)       (74)    (.8)       (60)    (.8)

  FEDERAL INCOME TAXES  $2,741   33.4%    $2,925    33.2%    $2,597    33.2%

NOTE 13 - PROFIT SHARING PLANS

The Bank maintains a tax-qualified profit sharing plan for the benefit of all eligible employees who are at least 21 years of age and work a minimum of 501 hours. The Bank contributed $362,000, $300,000 and $249,000 to the plan for the years ended September 30, 2001, 2000 and 1999, respectively.
Contributions are made on a discretionary basis.

In addition, the Bank has an employee bonus plan based on net income. Bonuses accrued for the years ended September 30, 2001, 2000 and 1999 totaled $208,000, $229,000 and $195,000, respectively.


NOTE 14 - EMPLOYEE STOCK OWNERSHIP PLAN

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

(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2001 and 2000

NOTE 14 - EMPLOYEE STOCK OWNERSHIP PLAN (concluded)

In January 1998, the ESOP borrowed $7,930,000 from the Company to purchase 529,000 shares of common stock of the Company. The loan will be repaid primarily from the Company's contributions to the ESOP over 15 years. The interest rate on the loan is 8.5%. As of September 30, 2001, 2,522 shares had been distributed out of the ESOP to participants. The balance of the loan at September 30, 2001 was $6,743,000.

Shares held by the ESOP as of September 30 were classified as follows:

                                                  2001      2000       1999

Unallocated shares                              396,750   432,016    467,283

Shares released for allocation                  129,722    96,143     61,717

  TOTAL ESOP SHARES                             526,472   528,159    529,000

The approximate fair market value of the Bank's unallocated shares at September 30, 2001, and 2000 and 1999, respectively, is $5,872,000, and $5,184,000 and $5,344,000. Compensation expense recognized under the ESOP was $273,000, $199,000 and $285,000 for the years ended September 30, 2001, 2000 and 1999, respectively.


NOTE 15 - STOCK OPTIONS

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

                                                  2001      2000       1999

Net income:
  As reported                                    $5,462    $5,897     $5,218
  Pro forma                                       5,264     5,589      4,901

Earnings per basic share:
  As reported                                     $1.30     $1.31      $1.03
  Pro forma                                        1.26      1.23        .96

Earnings per diluted share:
  As reported                                     $1.28     $1.31      $1.03
  Pro forma                                        1.25      1.23        .96

(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2001 and 2000

NOTE 15 - STOCK OPTIONS (continued)

Under the Company's stock option plan, the Company may grant options for up to 661,250 shares of its common stock to certain key employees and directors.
The exercise price of each option equals the fair market value of the Company's stock on the date of grant. An option's maximum term is ten years. Options are exercisable on a cumulative basis in annual installments of 10% on each of the ten anniversaries from the date of grant. Vesting will be accelerated to 20% per year if certain criteria relating to Company performance are met. At September 30, 2001, options for 50,417 shares are available for future grant under this plan.

The fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions.

                                RISK FREE        EXPECTED      EXPECTED
                                INTEREST RATE    LIFE (YEARS)  DIVIDENDS

Fiscal 2001                         5.3%             8.0         2.80%
Fiscal 1999                         6.0             10.0         2.25

Stock option activity is summarized in the following table:

                                                             WEIGHTED
                                                             AVERAGE
                                                 NUMBER OF   EXERCISE
                                                 SHARES      PRICE


Outstanding October 1, 1998                           --     $   --
Grants                                           582,494       12.02
  OUTSTANDING SEPTEMBER 30, 1999                 582,494       12.02
Forfeited                                        (10,000)      12.38
  OUTSTANDING SEPTEMBER 30, 2000                 572,494       12.01
Grants                                            38,339       14.35
Options exercised                                 (1,600)      12.00

  OUTSTANDING SEPTEMBER 30, 2001                 609,233      $12.16


(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2001 and 2000

NOTE 15 - STOCK OPTIONS (concluded)

Additional information regarding options outstanding as of September 30, 2001 is as follows:

                                 OPTIONS OUTSTANDING     OPTIONS EXERCISABLE
                                ---------------------   ---------------------
                 WEIGHTED
                 AVERAGE                     WEIGHTED                WEIGHTED
                 REMAINING                   AVERAGE                 AVERAGE
EXERCISE         CONTRACTUAL    NUMBER       EXERCISE   NUMBER       EXERCISE
PRICE            LIFE (YEARS)   OUTSTANDING  PRICE      EXERCISABLE  PRICE

$12.00           6.5            553,394      $12.00     237,401      $12.00
12.06 to 12.38   7.7             22,500       12.31       7,000       12.38
13.59 to 14.50   9.6             33,339       14.70          --          --

                 7.0            609,233      $12.16     244,401      $12.01


NOTE 16 - DEFERRED COMPENSATION/NON-COMPETITION AGREEMENT AND SEVERANCE COMPENSATION AGREEMENT

The Bank has a deferred compensation/noncompetition arrangement with its chief executive officer which will provide monthly payments of $2,000 per month upon retirement. Once payments have commenced, they will continue until his death, at which time, payments will continue to his surviving spouse until her death or for 60 months. The present value of the payments, based on the life expectancy of the chief executive officer, has been accrued based on a retirement age of 65 and is included in other liabilities in the consolidated financial statements. As of September 30, 2001 and 2000, $239,000, has been accrued under the agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2001 and 2000

NOTE 17 - MANAGEMENT RECOGNITION AND DEVELOPMENT PLAN

On November 10, 1998, the Board of Directors adopted a Management Recognition and Development Plan (MRDP). On January 25, 1999, shareholders approved the adoption of the MRDP for the benefit of officers, employees and non-employee directors of the Company. The objective of the MRDP is to retain personnel of experience and ability in key positions by providing them with a proprietary interest in the Company.

The Plan allows for the issuance to participants of up to 264,500 shares of the Company's common stock. purchase, in the open market or through the issuance of Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. On July 26, 2001, the Company awarded 204,927 shares under the Plan to employees and directors. Awards under the MRDP were made in the form of restricted shares of common stock that are subject to restrictions on the transfer of ownership. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participants will be recognized over a five year vesting period, with 20% vesting immediately upon grant. Compensation expense of $770,000 for the year ended September 30, 2001 was recognized.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

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

                                                       2001           2000

Commitments to extend credit                         $17,807        $17,322
Standby letters of credit                                350            100

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2001 and 2000

NOTE 19 - REGULATORY MATTERS

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

As of September 30, 2001, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts (dollars in thousands) and ratios are also presented in the table.

                                                             TO BE WELL
                                                             CAPITALIZED
                                                             UNDER PROMPT
                                          CAPITAL ADEQUACY   CORRECTIVE ACTION
                        ACTUAL            PURPOSES           PROVISIONS
                        AMOUNT    RATIO   AMOUNT   RATIO     AMOUNT    RATIO

SEPTEMBER 30, 2001
 Tier 1 capital (to
  average assets):
   Consolidated        $71,482   18.8%   $15,218   4.0%        N/A       N/A
   Timberland Bank      61,930   16.5     15,038   4.0       $18,798     5.0%
 Tier 1 capital (to
  risk-weighted assets):
   Consolidated         71,482   26.2     10,915   4.0         N/A       N/A
   Timberland Bank      61,930   22.7     10,907   4.0        16,361     6.0
 Total capital (to
  risk-weighted assets):
   Consolidated         74,532   27.3     21,830   8.0         N/A       N/A
   Timberland Bank      64,980   23.8     21,814   8.0        27,678    10.0


(continued)
                                      71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2001 and 2000

NOTE 19 - REGULATORY MATTERS (concluded)

                                                             TO BE WELL
                                                             CAPITALIZED
                                                             UNDER PROMPT
                                          CAPITAL ADEQUACY   CORRECTIVE ACTION
                        ACTUAL            PURPOSES           PROVISIONS
                        AMOUNT    RATIO   AMOUNT   RATIO     AMOUNT    RATIO


SEPTEMBER 30, 2000
  Tier 1 capital (to
   average assets):
    Consolidated       $72,516   20.0%   $14,334   4.0%        N/A       N/A
    Timberland Bank     58,470   16.6     14,068   4.0       $17,585     5.0%
  Tier 1 capital (to
   risk-weighted assets):
    Consolidated        72,516   26.7     10,857   4.0         N/A       N/A
    Timberland Bank     58,470   21.7     10,765   4.0        16,148     6.0
  Total capital (to
   risk-weighted assets):
    Consolidated        75,156   27.7     21,714   8.0         N/A       N/A
    Timberland Bank     61,110   22.7     21,530   8.0        26,913    10.0


RESTRICTIONS ON RETAINED EARNINGS

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

At the time of conversion of the Bank from a Washington-charted mutual savings bank to a Washington-chartered stock savings bank, the Bank established a liquidation account in an amount equal to its retained earnings of $23,866,000 as of June 30, 1997, the date of the latest statement of financial condition used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible withdrawable account holders who have maintained their deposit accounts in the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank (and only in such an event), eligible depositors who have continued to maintain accounts will be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock. The Bank may not declare or pay cash dividends if the effect thereof would reduce its regulatory capital below the amount required for the liquidation account.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2001 and 2000

NOTE 20 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS - SEPTEMBER 30
(Dollars in Thousands)

                                                         2001         2000

ASSETS
  Cash and due from financial institutions               $     24   $     14
  Interest bearing deposits                                   227      1,140
  Investments and mortgage-backed securities
    available for sale                                      3,837      5,712
  Loan receivable from Bank                                 6,743      7,089
  Investment in Bank                                       62,270     58,337
  OTHER ASSETS                                                 26         53

  TOTAL ASSETS                                           $ 73,127   $ 72,345

LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities and accrued expenses                       $  1,318   $     33
  Shareholders' equity                                     71,809     72,312

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 73,127   $ 72,345

CONDENSED STATEMENTS OF INCOME - YEARS ENDED SEPTEMBER 30
(Dollars in Thousands)

                                                 2001       2000       1999

OPERATING INCOME
  Interest on investments and mortgage-
    backed securities                          $   107    $   199    $   287
  Interest on loan receivable from Bank            592        621        645
  Dividends on investments                         180        235        352
  Gain (loss) on sale of investment
    securities available for sale                  227        (22)        (1)
  Dividends from Timberland Bank                 1,949      1,863      1,612
  Other                                              1          2         --
  TOTAL OPERATING INCOME                         3,056      2,898      2,895

OPERATING EXPENSES                                 191        204        245


  INCOME BEFORE INCOME TAXES AND EQUITY
  IN UNDISTRIBUTED INCOME OF BANK                2,865      2,694      2,650

INCOME TAXES                                       238        220        304

  INCOME BEFORE EQUITY IN UNDISTRIBUTED
    INCOME OF BANK                               2,627      2,474      2,346

EQUITY IN UNDISTRIBUTED INCOME OF BANK           2,835      3,423      2,872

  NET INCOME                                    $5,462     $5,897     $5,218

(continued)
                                      73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2001 and 2000

NOTE 20 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (CONCLUDED)

CONDENSED STATEMENTS OF CASH FLOWS - YEARS ENDED SEPTEMBER 30
(Dollars in Thousands)

                                                 2001       2000       1999

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                    $5,462     $5,897    $ 5,218
  Adjustments to reconcile net income to
  net cash provided:
    Equity in undistributed income of Bank      (2,835)    (3,423)    (2,872)
    ESOP shares earned                             503        434        428
    MRDP shares earned                             776         --         --
    (Gain) loss on sale of securities
      available for sale                          (227)        22         (1)
    Other, net                                   1,331        (37)       117
  NET CASH PROVIDED BY OPERATING ACTIVITIES      5,010      2,893      2,890

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in interest-bearing
    deposits in banks                              913       (921)     6,685
  Investment in Bank                              (485)     1,859       (429)
  Purchases of securities available for sale    (2,500)      (269)   (12,575)
  Proceeds from maturities of securities
    available for sale                           4,122         --     17,809
  Proceeds from sale of securities available
    for sale                                       430      2,482         --
  Principal repayments on loan receivable
    from Bank                                      346        316        292
  NET CASH PROVIDED BY INVESTING ACTIVITIES      2,826      3,467     11,782

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options the
    issuance of common stock, net of
    related costs                                   19         --         --
  Repurchase of common stock                    (5,920)    (4,603)   (13,150)
  Payment of dividends                          (1,925)    (1,748)    (1,520)
  NET CASH PROVIDED BY (USED IN) FINANCING
    ACTIVITIES                                  (7,826)    (6,351)   (14,670)

  NET INCREASE IN CASH                              10          9          2

CASH AND DUE FROM FINANCIAL INSTITUTIONS
  Beginning of year                                 14          5          3

  END OF YEAR                                 $     24   $     14   $      5

(continued)
                                     74

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2001 and 2000

NOTE 21 - EARNINGS PER SHARE DISCLOSURES

Basic earnings per share are computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per share are computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options and from assumed vesting of shares awarded but not released under the Company's Management Recognition and Development Plan. In accordance with Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. Information regarding the calculation of basic and diluted earnings per share for the years ended September 30, 2001 and 2000, respectively, is as follows (dollars in thousands, except per share amounts).

                                          2001         2000          1999

BASIC EPS COMPUTATION

  Numerator - net income           $      5,462   $     5,897    $     5,218

  Denominator - weighted average
    common shares outstanding         4,193,314     4,508,427      5,089,414


  Basic EPS                               $1.30         $1.31          $1.03


DILUTED EPS COMPUTATION

  Numerator - net income           $      5,462   $     5,897    $     5,218

  Denominator - weighted average
    common shares outstanding         4,193,314     4,508,427      5,089,414

  Effect of dilutive stock options       79,299            --             --

  Weighted average common shares
    outstanding-assuming dilution     4,727,613     4,508,427      5,089,414


  Diluted EPS                             $1.28         $1.31          $1.03

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2001 and 2000

NOTE 22 - COMPREHENSIVE INCOME

Net unrealized gains and losses included in comprehensive income were computed as follows for the years ended September 30 (dollars in thousands):

                                                         TAX
                                            BEFORE-TAX   (BENEFIT)  NET-OF-TAX
                                            AMOUNT       EXPENSE    AMOUNT

2001
  Unrealized holding gains arising
    during the year                         $1,084       $369        $715
  Reclassification adjustment for gains
    included in net income                    (205)       (70)       (135)


  NET UNREALIZED GAINS                     $   879       $299        $580


2000
  Unrealized holding gains arising
    during the year                        $   111       $ 39        $ 72
  Reclassification adjustment for losses
    included in net income                      22          7          15

  NET UNREALIZED GAINS                     $   133       $ 46        $ 87


1999
  Unrealized holding losses arising
    during the year                          ($774)     ($263)      ($511)
  Reclassification adjustment for gains
    included in net income                      --         --          --

  NET UNREALIZED LOSSES                      ($774)     ($263)      ($511)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2001 and 2000

NOTE 23 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of estimated fair values for financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. Major assumptions, methods and fair value estimates for the Company's significant financial instruments are set forth below:

     CASH AND DUE FROM FINANCIAL INSTITUTIONS AND INTEREST BEARING DEPOSITS IN BANKS
     The recorded amount is a reasonable estimate of fair value.

     INVESTMENTS, MORTGAGE-BACKED SECURITIES AND LOANS HELD FOR SALE
     The fair value of investments, mortgage-backed securities and loans held for sale has been based on quoted market prices or dealer quotes.

     FEDERAL HOME LOAN BANK STOCK

     The carrying values of stock holdings approximate fair value.

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

     ACCRUED INTEREST
     The carrying amounts of accrued interest approximate fair value.


(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2001 and 2000

NOTE 23 - FAIR VALUES OF FINANCIAL INSTRUMENTS (concluded)

The estimated fair values of financial instruments at September 30, 2001 and 2000 were as follows (dollars in thousands):

                                        2001                 2000
                                        RECORDED   FAIR      RECORDED   FAIR
                                        AMOUNT     VALUE     AMOUNT     VALUE

FINANCIAL ASSETS
 Cash and due from financial
  institutions and interest bearing
    deposits in banks                 $ 13,439   $ 13,439  $ 12,002   $ 12,002
  Investments and mortgage-backed
    securities                          29,369     29,369    24,925     24,925
  Federal Home Loan Bank stock           4,830      4,830     4,150      4,150
  Loans receivable                     323,768    327,153        --     13,006
      313,604
  Accrued interest receivable            1,880      1,880     1,756      1,756

FINANCIAL LIABILITIES
  Deposits                            $242,372   $243,368  $212,611   $213,234
  Federal Home Loan Bank advances       68,978     78,405    81,137     80,712
  Accrued interest payable                 491        491       557        557


NOTE 24 - STOCK REPURCHASE PLAN

In September 2001, the Company initiated a stock repurchase plan for the purchase of 200,872 shares of stock which had not been completed as of September 30, 2001. As of September 30, 2001, 44,000 shares had been repurchased. The remainder is anticipated to be purchased during the year ending September 30, 2002.

NOTE 25 - SECURITIZATION OF MORTGAGE LOANS

In June 2001, the Bank securitized and sold approximately $11.9 million in first mortgage loans. Upon closing the transaction, the Bank sold the securities received, recognizing a loss of $22,000, and invested the majority of the proceeds in other investment securities. The Bank retained servicing responsibilities, but has no other interest in the loans sold. The Bank receives servicing fees of .25% of the outstanding principal balance of the loans sold. A servicing asset of $92,000 was recognized in this transaction, based on the following factors: estimated life of loans of 84 months and cash flow discount rate of 6.87%. Investors have no recourse to the Bank's other assets in the event debtors fail to pay the balance owned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2001 and 2000

NOTE 26 - SUBSEQUENT EVENT

Subsequent to September 30On October 25, 2001, the Board of DirectorsCompany approved a dividend in the amount of $.11 per share to be paid on November 16, 2001 tofor shareholders of record as of November 2, 2001.


NOTE 27 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following selected financial data are presented for the quarters ended (dollars in thousands, except per share amounts):

                                SEPTEM-                             DECEM-
                                BER 30,     JUNE 30,    MARCH 31,   BER 31,
                                2001        2001        2001        2000


Interest and dividend income    $7,915      $7,977      $7,845      $7,955
Interest expense                (3,237)     (3,352)     (3,519)     (3,816)
  NET INTEREST INCOME            4,678       4,625       4,326       4,139

Provision for loan losses         (250)       (800)       (200)       (150)
Noninterest income                 664         857         798         608
Noninterest expense             (3,543)     (2,554)     (2,703)     (2,292)

  INCOME BEFORE INCOME TAXES     1,549       2,128       2,221       2,305

Federal income taxes               522         721         734         764

  NET INCOME                    $1,027      $1,407      $1,487      $1,541

Basic earnings per share         $0.25       $0.34       $0.35       $0.35
Diluted earnings per share       $0.24       $0.34       $0.35       $0.35

Interest and dividend income    $7,551      $7,460      $6,796      $6,555
Interest expense                (3,636)     (3,213)     (2,888)     (2,690)
  NET INTEREST INCOME            3,915       4,247       3,908       3,865


Provision for loan losses         (120)       (410)       (280)        (75)
Noninterest income                 869         647         167          55
Noninterest expense             (2,107)     (1,965)     (1,839)     (2,055)

  INCOME BEFORE INCOME TAXES     2,557       2,519       1,956       1,790


Federal income taxes               848         838         647         592

  NET INCOME                    $1,709      $1,681      $1,309      $1,198

Basic and diluted earnings
  per share                       $.39        $.38        $.29        $.26

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

     The following table sets forth certain information with respect to the executive officers of the Company and the Bank. Each of the executive officers holds the same position with the Company and the Bank.

                  EXECUTIVE OFFICERS OF THE COMPANY AND BANK

                  Age at                      Position
                 September --------------------------------------------------
Name             30, 2001  Company                   Bank
----             --------  -------                   ----

Clarence E. Hamre  67      Chairman of the Board,    Chairman of the Board,
                           President and Chief       President and Chief
                           Executive Officer         Executive Officer
Michael R. Sand    47      Executive Vice President  Executive Vice President,
                           and Secretary             Secretary and Director
Dean J. Brydon     34      Chief Financial Officer   Chief Financial Officer

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

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (a)  Exhibits

           3.1     Articles of Incorporation of the Registrant (1)
           3.2     Bylaws of the Registrant (1)
          10.1     Employee Severance Compensation Plan (2)
          10.2     Employee Stock Ownership Plan (2)
          10.3     1999 Stock Option Plan (3)
          10.4     Management Recognition and Development Plan (3)
          21       Subsidiaries of the Registrant
          23       Consent of Accountants

-------------
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817).
(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(3) Incorporated by reference to the Registrant's 1999 Annual Meeting Proxy Statement dated December 15, 1998.

     (b)  Reports on Form 8-K

     A Current Report Form 8-K was filed on September 7, 2001 in which the Company announced that the accounting firm of McGladrey & Pullen, LLP, had acquired the attest assets and practice of the Company's independent auditors, Knight Vale & Gregory PLLC effective September 1, 2001 and that Knight Vale & Gregory PLLC would no longer be the auditor for the Company. In addition, the Company indicated that on September 7, 2001, the Board of Directors, at the recommendation of its Audit Committee, engaged McGladrey & Pullen, LLP, as the Company's certifying accountants.

                                 SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TIMBERLAND BANCORP, INC.


Date:  December 21, 2001        By: /s/Clarence E. Hamre
                                    ------------------------------------
                                    Clarence E. Hamre
                                    Chairman of the Board, President and
                                    Chief Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                TITLE                                 DATE


/s/Clarence E. Hamre  Chairman of the Board, President,     December 21, 2001
--------------------  Chief Executive Officer and Director
Clarence E. Hamre     (Principal Executive Officer)


/s/Michael R. Sand    Executive Vice President, Secretary   December 21, 2001
--------------------  and Director
Michael R. Sand

/s/Dean J. Brydon     Chief Financial Officer               December 21, 2001
--------------------  (Principal Financial and Accounting
Dean J. Brydon        Officer)

/s/Andrea M. Clinton
--------------------  Director                              December 21, 2001
Andrea M. Clinton


/s/Robert Backstrom   Director                              December 21, 2001
--------------------
Robert Backstrom


--------------------  Director
Richard R. Morris

/s/David A. Smith     Director                              December 21, 2001
--------------------
David A. Smith

/s/Peter J. Majar     Director                              December 21, 2001
--------------------
Peter J. Majar

/s/Jon C. Parker      Director                              December 21, 2001
--------------------
Jon C. Parker

/s/James C. Mason     Director                              December 21, 2001
--------------------
James C. Mason

                              EXHIBIT 21

                     SUBSIDIARIES OF THE REGISTRANT





Parent
------

Timberland Bancorp, Inc.

                                        Percentage       Jurisdiction or
Subsidiaries                           of Ownership   State of Incorporation
------------                           ------------   ----------------------

Timberland Bank                            100%              Washington

Timberland Service Corporation (1)         100%              Washington

-----------
(1) This corporation is a wholly owned subsidiary of Timberland Bank.

                                 EXHIBIT 23

                          CONSENT OF ACCOUNTANTS

             CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We hereby consent to the use in this Form 10-K of our report, dated October 31, 2001, on the consolidated financial statements of Timberland Bancorp and Subsidiaries.

/s/McGladrey & Pullen, LLP

Tacoma, Washington
December 13, 2001