Form 10-Q
period 2001-12-31
TIMBERLAND BANCORP INC
filed 2002-02-12
CIK 1046050

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

           [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended December 31, 2001

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

                                  98550
                               (Zip Code)

                             (360) 533-4747
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     CLASS                     SHARES OUTSTANDING AT FEBRUARY 5, 2002
     -----                     --------------------------------------
common stock, $.01 par value                  3,898,856

                                  INDEX

                                                                       Page
PART I.   FINANCIAL INFORMATION                                        ----

    Item 1.  Financial Statements (unaudited)

             Consolidated Balance Sheets                                 3

             Consolidated Statements of Income                           4

             Consolidated Statements of Shareholders' Equity             5

             Consolidated Statements of Cash Flows                       6-7

             Consolidated Statements of Comprehensive Income             8

             Notes to Consolidated Financial Statements (unaudited)      9-10

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         11-18

    Item 3.  Quantitative and Qualitative Disclosures about
             Market Risk.                                                19

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                           19

    Item 2.  Changes in Securities and Use of Proceeds                   19

    Item 3.  Defaults Upon Senior Securities                             19

    Item 4.  Submission of Matters to a Vote of Security Holders         19

    Item 5.  Other Information                                           20

    Item 6.  Exhibits and Reports on Form 8-K                            20

SIGNATURES                                                               21

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                December 31, 2001 and September 30, 2001
                          Dollars in Thousands
                               (unaudited)


                                                 December 31,    September 30,
                                                      2001            2001
                                                   ------------------------
Assets
Cash and due from financial institutions           $  8,425       $  10,017
Interest bearing deposits in banks                    1,948           3,422
Investments and mortgage-backed securities
  (available for sale)                               38,896          29,369
Federal Home Loan Bank stock                          4,915           4,830
Loans receivable                                    307,822         308,796
Loans held for sale                                   6,081          18,022
Less: Allowance for loan losses                      (3,352)         (3,050)
                                                   ------------------------
     Total Loans                                    310,551         323,768
                                                   ------------------------

Accrued interest receivable                           1,633           1,880
Premises and equipment                               11,275          10,660
Real estate owned                                     1,030           1,006
Other assets                                          1,712           1,353
                                                   ------------------------
     Total Assets                                  $380,385        $386,305
                                                   ------------------------
Liabilities and Shareholders' Equity

Liabilities
Deposits                                           $240,761        $242,372
Federal Home Loan Bank ("FHLB") advances             66,036          68,978
Other liabilities and accrued expenses                2,297           3,146
                                                   ------------------------
     Total Liabilities                              309,094         314,496
                                                   ------------------------
Shareholders' Equity
Common Stock, $.01 par value; 50,000,000 shares
  authorized; December 31, 2001 - 4,459,995
  issued, 3,899,303 outstanding
  September 30, 2000 - 4,570,995 issued,
  4,010,303 outstanding (unallocated ESOP shares
  and unvested MRDP shares are not considered
  outstanding)                                           45              46
Additional paid in capital                           37,873          39,574
Unearned shares - Employee Stock Ownership Plan      (5,816)         (5,948)
Unearned shares - Management Recognition &
  Development Plan                                   (2,310)         (2,471)
Retained earnings                                    41,536          40,332
Accumulated other comprehensive income (loss)           (37)            276
                                                   ------------------------
     Total Shareholders' Equity                      71,291          71,809
                                                   ------------------------
     Total Liabilities and Shareholders' Equity    $380,385        $386,305
                                                   ------------------------

        See notes to unaudited consolidated financial statements

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
          For the three months ended December 31, 2001 and 2000
             Dollars in Thousands, Except Per Share Amounts
                               (unaudited)

                                               Three Months Ended December 31,
                                                     2001            2000
                                                   -----------------------
Interest and Dividend Income
Loans receivable                                   $ 7,348         $ 7,451
Investments and mortgage-backed securities             412             276
Dividends from investments                             160             179
Interest bearing deposits in banks                      21              49
                                                   -----------------------
     Total interest and dividend income              7,941           7,955
                                                   -----------------------
Interest Expense
Deposits                                             2,102           2,389
Federal Home Loan Bank advances                        860           1,427
                                                   -----------------------
     Total interest expense                          2,962           3,816
                                                   -----------------------
     Net interest income                             4,979           4,139
Provision for loan losses                              392             150
                                                   -----------------------
     Net interest income after provision for
     loan losses                                     4,587           3,989
                                                   -----------------------
Non-Interest Income
Service charges on deposits                            403             165
Gain on sale of loans, net                             280              68
Market value adjustment on loans held for sale          --             175
Gain on sale of securities                               3              --
Escrow fees                                             73              39
Servicing income on loans sold                         136              19
Other                                                  266             142
                                                   -----------------------
     Total non-interest income                       1,161             608
                                                   -----------------------
Non-Interest Expense
Salaries and employee benefits                       1,707           1,277
Premises and equipment                                 320             252
Advertising                                            241             177
Other                                                  838             586
                                                   -----------------------
     Total non-interest expense                      3,106           2,292
                                                   -----------------------
Income before income taxes                           2,642           2,305
Provision for income taxes                             936             764
                                                   -----------------------
     Net Income                                    $ 1,706         $ 1,541

Earnings per common share:
     Basic                                         $  0.43         $  0.35
     Diluted                                       $  0.42         $  0.35
Weighted average shares outstanding:
     Basic                                       3,985,244       4,344,159
     Diluted                                     4,087,192       4,351,147

Dividends per share:                               $  0.11         $  0.10

          See notes to unaudited consolidated financial statements

                                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                For the year ended September 30, 2001 and the three months ended December 31, 2001
                             Dollars in Thousands Except Common Stock Shares
                                                 (unaudited)

                                                            Unearned  Unearned
                                                              Shares    Shares             Accumu-
                                                           Issued to Issued to              lated
                                                            Employee   Manage-               Other
                                                      Addi-    Stock      ment             Compre-
                            Common Stock   Common    tional   Owner-    Recog-             hensive
                             Shares Out-    Stock   Paid-In     ship    nition   Retained   Income
                            standing (1)   Amount   Capital    Trust      Plan   Earnings   (Loss)   Total
                            ------------   ------   -------    -----      ----   --------   ------   -----
Balance, Sept. 30, 2000      4,361,279        $48   $42,250   ($6,477)  $    --  $36,795   $ (304)  $72,312
Net Income                          --         --        --        --        --    5,462       --     5,462
Issuance of MRDP Shares             --          2     3,222        --    (3,224)      --       --        --
Repurchase of Common Stock    (428,827)        (4)   (5,914)       --        --       --       --    (5,918)
Exercise of Stock Options        1,600         --        19        --        --       --       --        19
Cash Dividends ($.41 per share)     --         --        --        --        --   (1,925)      --    (1,925)
Earned ESOP Shares              35,266         --       (26)      529        --       --       --       503
Earned MRDP Shares              40,985         --        23        --       753       --       --       776
Change in fair value of
  securities available
  for sale, net of tax              --         --        --        --        --       --      580       580
                             ------------------------------------------------------------------------------
Balance, Sept. 30, 2001      4,010,303         46    39,574    (5,948)   (2,471)  40,332      276    71,809
                             ------------------------------------------------------------------------------
Net Income                          --         --        --        --        --    1,706       --     1,706
Repurchase of Common Stock    (115,000)        (1)   (1,763)       --        --       --       --    (1,764)
Exercise of Stock Options        4,000         --        48        --        --       --       --        48
Cash Dividends ($.11 per share)     --         --        --        --        --     (502)       -      (502)
Earned ESOP Shares                  --         --        (4)      132        --       --       --       128
Earned MRDP Shares                  --         --        18        --       161       --       --       179
Change in fair value of
  securities available
  for sale, net of tax              --         --        --        --        --       --     (313)     (313)
                             ------------------------------------------------------------------------------
Balance, Dec. 31, 2001       3,899,303        $45   $37,873   ($5,816)  ($2,310) $41,536     ($37)  $71,291
                             ------------------------------------------------------------------------------

                          See notes to unaudited consolidated financial statements

                                                         5

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the three months ended December 31, 2001 and 2000
                          Dollars in Thousands
                               (unaudited)
                                                             Three Months
                                                          Ended December 31,
                                                          2001         2000
                                                       ---------------------
Cash Flow from Operating Activities
Net income                                               $1,706       $1,541
                                                       ---------------------
Noncash revenues, expenses, gains and losses
  included in income:
    Depreciation                                            150          114
    Federal Home Loan Bank stock dividends                  (85)         (71)
    Market value adjustment - loans held for sale            --         (175)
    Earned ESOP Shares                                      128          107
    Earned MRDP Shares                                      179           --
    Gain on sale of securities available for sale            (3)          --
    Gain on sale of real estate owned, net                   (3)         (13)
    Gain on sale of loans                                  (280)         (68)
    Provision for loan and real estate owned losses         412          150
Net decrease (increase) in loans originated for sale         (5)       2,179
Net decrease in other assets                                 48           34
Decrease (increase) in other liabilities and
  accrued expenses, net                                    (849)         317
                                                       ---------------------
Net Cash Provided by Operating Activities                 1,398        4,115

Cash Flow from Investing Activities
Net decrease (increase) in interest-bearing
  deposits in banks                                       1,474         (142)
Purchase of securities available for sale                    --         (369)
Proceeds from maturities of securities
  available for sale                                      1,151          707
Proceeds from sale of securities available for sale       1,078           --
Decrease (increase) in loans receivable, net                884       (1,293)
Additions to premises and equipment                        (765)        (597)
Additions to real estate owned                             (360)         (46)
Proceeds from sale of real estate owned                     319           77
                                                       ---------------------
Net Cash Provided by (Used in) Investing Activities       3,781       (1,663)

Cash Flow from Financing Activities
Decrease in deposits, net                                (1,611)      (3,348)
Increase (decrease) in Federal Home Loan Bank
  advances, net                                          (2,942)       3,562
Proceeds from exercise of stock options                      48           --
Repurchase of common stock                               (1,764)        (549)
Payment of dividends                                       (502)        (479)
                                                       ---------------------
Net Cash Used by Financing Activities                    (6,771)        (814)

Net Increase (decrease) in Cash                          (1,592)       1,638

Cash and Due from Financial Institutions
  Beginning of period                                    10,017        8,893
                                                       ---------------------
  End of period                                        $  8,425      $10,531
                                                       ---------------------

 See notes to unaudited consolidated financial statements   (continued)

                                                             Three Months
                                                          Ended December 31,
                                                          2001         2000
                                                       ---------------------

Supplemental Disclosure of Cash Flow Information
  Income taxes paid                                      $  660       $   --
  Interest paid                                           3,123        3,733

Supplemental Disclosure of Noncash Investing Activities
  Market value adjustment of securities held for sale,
    net of tax                                             (313)         314
  Investment securities acquired in loan securitization  12,226           --


        See notes to unaudited consolidated financial statements

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
          For the three months ended December 31, 2001 and 2000
                          Dollars in Thousands
                               (unaudited)

                                                             Three Months
                                                          Ended December 31,
                                                          2001         2000
                                                       ---------------------

Comprehensive Income:
  Net Income                                             $1,706       $1,541
  Change in fair value of securities
    available for sale, net of tax                         (313)         314
                                                       ---------------------

Total Comprehensive Income                               $1,393       $1,855
                                                       ---------------------

          See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with the instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(2) EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options and awarded but not released Management Recognition and Development Plan ("MRDP") shares. In accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans (ESOP), issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At December 31, 2001, there were 396,750 ESOP shares that had not been allocated.

                                  Three Months Ended December 31,
                                     2001              2000
                                 --------------------------------
Basic EPS computation
  Numerator - Net Income         $ 1,706,000        $ 1,541,000
  Denominator - Weighted average
     common shares outstanding     3,985,244          4,344,159
Basic EPS                             $ 0.43             $ 0.35

Diluted EPS computation
  Numerator - Net Income         $ 1,706,000        $ 1,541,000
  Denominator - Weighted average
     common shares outstanding     3,985,244          4,344,159

Effect of dilutive stock options      99,824              6,988
Effect of dilutive MRDP                2,124                 --
                                 -----------        -----------
Weighted average common shares
  and common stock equivalents     4,087,192          4,351,147

Diluted EPS                      $ 0.42             $ 0.35


(3)  DIVIDEND
On January 10, 2002, the Company announced a quarterly cash dividend of $0.11 per common share. The dividend is to be paid February 15, 2002, to shareholders of record as of the close of business February 1, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
------------------------------------------------------------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three months ended December 31, 2001. This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward looking statements may describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include competition in the financial services market for both deposits and loans, interest rate trends, the economic climate in the Company's market areas and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.


Comparison of Financial Condition at December 31, 2001 and September 30, 2001

Total Assets: Total assets decreased by $5.9 million to $380.4 million at December 31, 2001 from $386.3 million at September 30, 2001. The change is primarily reflected in an $11.9 million decrease in loans held for sale and a $3.1 million decrease in cash and interest bearing deposits in banks. These decreases are partially offset by a $9.5 million increase in investments and mortgage-backed securities.

Cash and Due from Financial Institutions:   Cash and due from financial
institutions decreased to $8.4 million at December 31, 2001 from $10.0 million at September 30, 2001.

Interest Bearing Deposits in Banks:   Interest bearing deposits in banks
decreased to $1.9 million at December 31, 2001 from $3.4 million at September 30, 2001.

Investments and Mortgage-backed Securities: Investments and mortgage-backed securities increased to $38.9 million at December 31, 2001 from $29.4 million at September 30, 2001. The increase is primarily a result of the Bank converting $12.2 million in fixed rate loans held for sale to mortgage-backed securities, and is partially offset by scheduled amortization and prepayments. The securitization of fixed rate mortgage loans held for sale continues the Company's practice first begun in fiscal year 2001, which changes the character of such loans to investments from loans.

Loans Receivable, and Loans Held-for-sale, net of allowance for loan losses:
Net loans receivable, including loans held-for-sale, decreased 4.1% to $310.6 million at December 31, 2001 from $323.8 at September 30, 2001, primarily due to the conversion of $12.2 million of the Bank's loans held for sale to mortgage-backed securities and the sale of $17.2 million in fixed rate one-to-four family mortgage loans. As a result of these transactions, one-to-four family mortgage loans in the Company's portfolio decreased by $12.6 million.

Real Estate Owned ("REO"):   Real estate owned remained constant at $1.0
million for December 31, 2001 as compared to September 30, 2001.

Premises and Equipment:   Premises and equipment increased by $615,000 to
$11.3 million at December 31, 2001 from $10.7 million at September 30, 2001. This increase is primarily due to the purchase of a building in Olympia (Pierce County) for a future branch and the acquisition of a building in Hoquiam (Grays Harbor County) for future office space.

Deposits: Deposits decreased by 0.7% to $240.8 million at December 31, 2001 from $242.4 million at September 30, 2001, primarily due to a $6.4 million decrease in the Bank's certificate of deposit accounts. The total of certificates of deposit over $100,000 decreased $13.6 million, while certificates under $100,000 increased $7.2 million. With the proceeds from loan sales and the increase in smaller denomination certificates of deposit, the Bank was able to reduce its reliance on the higher rate, larger denomination deposits. This decrease is partially offset by a $3.0 million increase in money market accounts and a $1.7 million increase in N.O.W checking accounts.

Federal Home Loan Bank ("FHLB") Advances: FHLB advances decreased by 4.3% to $66.0 million at December 31, 2001 from $69.0 million at September 30, 2001, as funds from loan sales and loan payoffs were used to pay down the level of advances.

Shareholders' Equity: Total shareholders' equity decreased by $518,000 to $71.3 million at December 31, 2001 from $71.8 million at September 30, 2001. The components of shareholders' equity were affected by the repurchase of 115,000 shares of the Company's stock for $1.8 million, net income of $1.7 million, the payment of $502,000 in dividends to shareholders, and a $313,000 decrease in the Accumulated Other Comprehensive Income category. Also affecting shareholders' equity was a $132,000 increase in the equity component related to the unearned shares issued to the Employee Stock Ownership Plan and a $161,000 increase in the equity component related to unearned shares issued to the Management Recognition and Development Plan.

On September 24, 2001 the Company announced a plan to repurchase 200,872 shares of the Company's stock. This marked the Company's ninth 5% stock repurchase plan. As of December 31, 2001, the Company had repurchased 159,000
of these shares.   The Company has repurchased a total of 2,363,032 (35.7%) of the 6,612,500 shares that were issued when the Company went public in January 1998.

Non-performing Assets: Total non-performing assets decreased to $4.3 million at December 31, 2001 from $5.1 million at September 30, 2001, primarily due to
a $774,000 decrease in non-performing loans.   The Company's non-performing
asset ratio to total asset ratio ("NPA") decreased to 1.14% at December 31, 2001 from 1.32% at September 30, 2001.

Non Performing Assets
---------------------

The following table sets forth information with respect to the Company's nonperforming assets at December 31, 2001 and September 30, 2001.

                                           At December 31,  At September 30,
                                                  2001            2001
                                           --------------------------------
                                                 (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
   One-to-four family                         $   1,013         $     863
   Commercial                                       891             2,091
   Construction and land development                724               491
   Land                                             563               610
Consumer loans                                       69                26
Commercial Business Loans                            57                10
                                               --------          --------
     Total                                        3,317             4,091

Accruing loans which are contractually
past due 90 days or more:
Mortgage loans:                                      --                --

Total of nonaccrual and
90 days past due loans                            3,317             4,091

Real estate owned and other
repossessed assets                                1,030             1,006
                                               --------          --------
     Total nonperforming assets                   4,347             5,097

Restructured loans                                   --                --

Nonaccrual and 90 days or more past
due loans as a percentage of loans
receivable, (including loans held for sale)(1)     1.06%             1.25%

Nonaccrual and 90 days or more past
due loans as a percentage of total assets          0.87%             1.06%

Nonperforming assets as a percentage
of total assets                                    1.14%             1.32%

Loans receivable, (including loans
held for sale) (1)                             $313,903          $326,818
                                               ========          ========
Total assets                                   $380,385          $386,305
                                               ========          ========

------------
(1)  Loans receivable is before the allowance for loan losses

Loans Receivable
----------------

The following table sets forth the composition of the Company's loan portfolio by type of loan.

                                  At December 31,         At September 30,
                                        2001                    2001
                                 Amount    Percent      Amount      Percent
                                ------------------      -------------------
                                          (Dollars In thousands)
Mortgage Loans:
  One-to-four family (1)(2)     $117,513    33.29%      $130,082     35.14%
  Multi family                    25,445      7.21        29,412      7.95
  Commercial                      67,297     19.06        65,731     17.76
  Construction and
    land development             102,343     28.99       106,244     28.71
  Land                            14,730      4.17        13,632      3.68
                                --------    ------      --------    ------
    Total mortgage loans         327,328     92.72       345,101     93.24
Consumer Loans:
  Home equity and second mortgage  9,704      2.75        11,039      2.98
  Other                            7,131      2.01         6,825      1.85
                                --------    ------      --------    ------
                                  16,835      4.76        17,864      4.83

Commercial business loans          8,894      2.52         7,150      1.93
                                --------    ------      --------    ------
     Total loans                 353,057    100.00%      370,115    100.00%
                                            ======                  ======
Less:
  Undisbursed portion of loans
    in process                   (35,875)                (39,803)
  Unearned income                 (3,279)                 (3,494)
  Allowance for loan losses       (3,352)                 (3,050)
  Market value adjustment of loans
    held-for-sale                     --                      --
                                --------                --------
Total loans receivable, ne      $310,551                $323,768
                                ========                ========

-------------
(1)   Includes loans held-for-sale.
(2) Includes real estate contracts totaling $1.2 million at December 31, 2001.


Activity in the Allowance for Loan Losses
-----------------------------------------

Activity in the allowance for loan losses in the three months ended December 31, 2001 and 2000 is as follows:

                                                2001          2000
                                               ------        ------
Balance beginning of period                    $3,050        $2,640
Provision for loan losses                         392           150
Loans charged off                                 (93)          (22)
Recoveries on loans previously charged off          3            --
Net charge offs                                   (90)          (22)
Balance at end of period                       $3,352        $2,768

Deposit Breakdown
-----------------

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                At December 31, 2001   At September 30, 2001
                                --------------------   ---------------------
                                   (in thousands)         (in thousands)

Non-interest bearing                $  16,737              $  16,976
N.O.W. checking                        32,358                 30,626
Passbook savings                       34,507                 34,228
Money market accounts                  30,259                 27,251
Certificates of deposit under
  $100,000                             95,675                 88,449
Certificates of deposit $100,000
  and over                             31,225                 44,842
                                    ---------              ---------
               Total Deposits       $ 240,761              $ 242,372
                                    =========              =========

Comparison of Operating Results for the Three Months Ended December 31, 2001 and 2000

Net Income: Net income for the quarter ended December 31, 2001 was $1.7 million, or $0.42 per diluted share ($0.43 per basic share) compared to $1.5 million, or $0.35 per diluted share ($0.35 per basic share) for the quarter
ended December 31, 2000.    Primary factors affecting the improved performance
in 2001 were increased net interest income, increased fee income, and increased income related to mortgage loans sold. These increases were partially offset by higher non-interest expenses.

Net Interest Income: Net interest income increased 20.3% to $5.0 million for the quarter ended December 31, 2001 from $4.1 million for the quarter ended December 31, 2000, primarily due to decreased funding costs.

Total interest income decreased slightly to $7.94 million for the quarter ended December 31, 2001 from $7.96 million for the quarter ended December 31, 2000, as the earnings on increased levels of average earning assets helped offset the impact of lower average yields on all categories of earning assets. The yield on earning assets was 8.63% for the quarter ended December 31, 2001 compared to 8.98% for the quarter ended December 31, 2000.

Total interest expense decreased $854,000 to $3.0 million for the quarter ended December 31, 2001 from $3.8 million for the quarter ended December 31, 2000. The average cost of funds for each type of the Bank's deposit accounts and FHLB borrowings for the current quarter were lower than a year ago. The overall cost of funds was 4.06% for the quarter ended December 31, 2001 compared to 5.47% for the quarter ended December 31, 2000. In addition, average borrowings from the FHLB were lower than a year ago, also reducing interest expense.

Provision for Loan Losses: The provision for loan losses for the three months ended December 31, 2001 was $392,000 compared to $150,000 for the three months ended December 31, 2000. Management conducts regular analyses of the Bank's loan portfolio, which it uses to review the adequacy of its allowance for loan losses. The analyses present data on loans by type of loan, internal loan classifications, historical loss percentages, and economic factors considered by management in reviewing the allowance for loan losses. Based on its internal analysis at December 31, 2001 and trends in the loan portfolio - management deemed the allowance for loan losses of $3.4 million (1.07% of loans receivable and loans held for sale and 101.1% of non-performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date. Net charge-offs for the current quarter were $90,000 compared to $22,000 in the same quarter of 2000.

Noninterest Income: Total non-interest income increased to $1.2 million for the quarter ended December 31, 2001 from $608,000 for the quarter ended December 31, 2000, primarily due to a $238,000 increase in service charges on deposits, a $212,000 increase in the gain on sale of loans, and a $117,000 increase in servicing income on loans sold. The increased deposit-related service charge income is primarily a result of the Bank's checking account acquisition program. The change in rate environment from 2000 to 2001 significantly increased the Company's loan origination activity, both from new loans made and from refinancing of existing loans at lower interest rates. With the lower rates, the Bank originated more fixed-rate loans in 2001 than in 2000, resulting in increased loan sales, as the Bank sells most fixed-rate one-to-four family mortgage loans. The increased loan sale gains and servicing income are a result of the Company selling $17.2 million in fixed-rate one-to-four family loans and converting $12.2 million in one-to-four family mortgage loans to mortgage-backed securities during the quarter.

Noninterest Expense: Total non-interest expense increased to $3.1 million for the three months ended December 31, 2001 from $2.3 million for the three months ended December 31, 2000. This increase is primarily due to a $430,000 increase in salary and employee benefit expense, a $68,000 increase in premises and equipment expenses, a $64,000 increase in advertising expense, and a $52,000 increase in ATM operating expenses.

The increase in salary and employee benefit expense is primarily a result of adding employees to staff the Bank's new branches (Tumwater and Tacoma), hiring additional commercial loan staff to manage the Bank's business banking activities, and expenses associated with the Management Recognition and Development Plan.

Provision for Income Taxes: The provision for income taxes increased to $936,000 for the three months ended December 31, 2001 from $764,000 for the three months ended December 31, 2000 primarily as a result of higher income before income taxes. The Company's effective tax rate was 35.4% in 2001 compared to 33.2% in 2000.


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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2001, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 21.3%. The Bank also maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of $134.0 million, under which $66.0 million was outstanding at December 31, 2001.

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

The Bank's primary investing activity is the origination of one-to-four family mortgage loans and construction and land development loans. At December 31, 2001, the Bank had loan commitments totaling $26.5 million and undisbursed loans in process totaling $35.9 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments.
Certificates of deposit that are scheduled to mature in less than one year from December 31, 2001 totaled $104.3 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

Federally-insured state-chartered banks are required to maintained minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At December 31, 2001, the Bank was in compliance with all applicable capital requirements. For additional details see "Regulatory Capital".

Regulatory Capital
------------------

The following table compares the Bank's regulatory capital at December 31, 2001 to its minimum regulatory capital requirements at that date (dollars in thousands):
                                                            Percent of
                                                             Adjusted
                                              Amount       Total Assets (1)
                                             -------       ----------------

Tier 1 (leverage) capital                    $61,020            16.0%
Tier 1 (leverage) capital requirement         15,236             4.0
                                             -------            ----
Excess                                       $45,784            12.0%
                                             =======            ====

Tier 1 risk adjusted capital                 $61,020            22.7%
Tier 1 risk adjusted capital requirement      10,756             4.0
                                             -------            ----
Excess                                       $50,264            18.7%
                                             =======            ====

Total risk based capital                     $64,372            23.9%
Total risk based capital requirement          21,511             8.0
                                             -------            ----
Excess                                       $42,861            15.9%
                                             =======            ====
---------------
(1) For the Tier 1 (leverage) capital, percent of total average assets of $380.9 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $268.9 million.

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                          KEY FINANCIAL RATIOS
              (Dollars in thousands, except per share data)

                                                Three Months Ended
                                     December 31,  September 30,  December 31,
                                        2001           2001          2000
                                     -----------------------------------------
PERFORMANCE RATIOS:
Return on average assets (1)            1.77%          1.08%         1.67%
Return on average equity (1)            9.45%          5.63%         8.48%
Net interest margin (1)                 5.41%          5.14%         4.67%
Efficiency ratio                       50.59%         66.33%        48.28%


                                     December 31,  September 30,  December 31,
                                        2001           2001          2000
                                     -----------------------------------------
ASSET QUALITY RATIOS:
Non-performing loans                $  3,317       $  4,091      $  3,148
REO & other repossessed assets         1,030          1,006         1,948
Total non-performing assets            4,347          5,097         5,096
Non-performing assets to total assets   1.14%          1.32%         1.38%
Allowance for loan losses to
  non-performing loans                101.06%         74.55%        87.93%

Book Value Per Share (2)            $  15.98       $  15.71      $  15.43
Book Value Per Share (3)            $  17.51       $  17.20      $  16.93

----------------
(1)  Annualized
(2)  Calculation includes ESOP shares not committed to be released
(3)  Calculation excludes ESOP shares not committed to be released

                                            For The Three Months Ended
                                     December 31,  September 30,  December 31,
                                        2001           2001          2000
                                     -----------------------------------------
AVERAGE BALANCE SHEET:
---------------------
Average Total Loans                  $ 323,052     $ 327,016      $ 322,679
Average Total Interest
  Earning Assets                       368,219       364,203        354,305
Average Total Assets                   385,003       380,496        368,647
Average Total Interest Bearing
  Deposits                             226,005       216,607        193,540
Average FHLB Advances                   66,020        72,297         85,699
Average Shareholders' Equity            72,249        72,988         72,707

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

There were no material changes in information concerning market risk from the information provided in the Company's Form 10-K for the fiscal year ended September 30, 2001.


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

Item 3.    Defaults Upon Senior Securities
------------------------------------------
None to be reported.

Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------
An annual meeting of Shareholders of the Company was held on January 24, 2002. The results of the vote on the matters presented at the meeting are as follow:

     The following individuals were elected as directors:

                                      For                      Against
                               No.                         No.
                            of Votes   Percentage       of Votes   Percentages
                            ---------------------       ----------------------
Richard R. Morris Jr.       3,940,223    98.28%          68,947       1.72%
(three-year term)

Jon C. Parker               3,952,623    98.59%          56,547       1.41%
(three-year term)

James C. Mason              3,669,848    91.54%         339,322       8.46%
(three-year term)


     McGladrey & Pullen, LLP was appointed as the Company's independent auditors for the fiscal year ending September 30, 2002. Voting results are as follows:
                            No.
                         of Votes        Percentages
                         ---------------------------
FOR                      3,941,927         98.32%

AGAINST                     34,845          0.87%

ABSTAIN                     32,398          0.81%

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

          ---------------
          * Incorporated by reference to the Registrant's Registration Statement of Form S-1 (333-35817).
         ** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
        *** Incorporated by reference to the Registrant's Annual Meeting Proxy Statement dated December 15, 1998.

          (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Timberland Bancorp, Inc.

Date:    February 8, 2002            By: /s/Clarence E. Hamre
                                         ------------------------------
                                     Clarence E. Hamre
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


Date:    February 8, 2002            By: /s/Dean J. Brydon
                                         ------------------------------
                                     Dean J. Brydon
                                     Chief Financial Officer
                                     (Principal Financial Officer)