Form 10-K405/A
period 2001-09-30
TIMBERLAND BANCORP INC
filed 2002-02-14
CIK 1046050

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K/A

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

                     DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders (Part III).

The Registrant hereby amends Part II, Item 8 of its Annual Report for the fiscal year ended September 30, 2001 for the purpose of including its former accountant's, Knight, Vale & Gregory PLLC, independent report. No other revisions were made to the Registrant's Consolidated Financial Statements for the year ended September 30, 2001.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARY

                 Index to Consolidated Financial Statements

                                                                        Page
                                                                        ----

Independent Auditor's Report
   McGladrey & Pullen, LLP                                               46
   Knight Vale & Gregory PLLC                                            47
Consolidated Balance Sheets as of September 30, 2001 and 2000            48
Consolidated Statements of Income For the Years Ended
   September 30, 2001, 2000, and 1999                                    49
Consolidated Statements of Shareholders' Equity For the
   Years Ended September 30, 2001, 2000 and 1999                         50
Consolidated Statements of Cash Flows For the Years Ended
   September 30, 2001, 2000 and 1999                                     51
Consolidated Statements of Comprehensive Income For the
   Years Ended September 30, 2001, 2000 and 1999                         53
Notes to Consolidated Financial Statements                               54

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


/s/McGladrey & Pullen,LLP

October 31, 2001
Tacoma, Washington

                     INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Timberland Bancorp, Inc.
Hoquiam, Washington

We have audited the accompanying consolidated balance sheet of Timberland Bancorp, Inc. and Subsidiaries as of September 30, 2000, and the related consolidated statements of income, shareholders' equity, cash flows and comprehensive income for the years ended September 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Timberland Bancorp, Inc. and Subsidiaries as of September 30, 2000, and the results of their operations and their cash flows for the years ended September 30, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.


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


(continued)
                                      61

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

(continued)
                                      64

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

The components of the provision for income taxes at September 30 are as follows (dollars in thousands):

                                                2000        1999       1999

Current                                        $2,948      $3,156     $3,046
Deferred benefit                                 (207)       (231)      (449)

     TOTAL FEDERAL INCOME TAXES                $2,741      $2,925     $2,597

The components of the Company's deferred tax assets and liabilities at September 30 are as follows (dollars in thousands):

                                                            2001       2000
DEFERRED TAX ASSETS
  Accrued interest on loans                                $   64     $  110
  Accrued vacation                                             59         50
  Deferred compensation                                       106        105
  Unearned ESOP shares                                        270        239
  Allowance for loan losses                                   888        573
  Loans held for sale market value adjustment                  --         63
  Unrealized securities losses                                 --       1567
  Unearned MRRDP shares                                        37         --
  Other                                                        --          2
  TOTAL DEFERRED TAX ASSETS                                 1,424      1,296

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

(continued)
                                     75

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

                                TIMBERLAND BANCORP, INC.


Date: February 14, 2002        By: /s/Dean J. Brydon
                                   ------------------------------------
                                   Dean J. Brydon
                                   Chief Financial Officer
                                   (Duly Authorized Representative)