Form 10-Q
period 2002-03-31
TIMBERLAND BANCORP INC
filed 2002-05-15
CIK 1046050

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2002

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

                                     98550
                                  (Zip Code)

                               (360) 533-4747
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                   ------    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         CLASS                       SHARES OUTSTANDING AT MAY 3, 2002
         -----                       ---------------------------------
common stock, $.01 par value                     3,870,184

                                      INDEX


                                                                      Page
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets                       3

            Condensed Consolidated Statements of Income                 4

            Condensed Consolidated Statements of Shareholders' Equity   5

            Condensed Consolidated Statements of Cash Flows             6-7

            Condensed Consolidated Statements of Comprehensive Income   8

            Notes to Condensed Consolidated Financial Statements
            (unaudited)                                                 9-10

  Item 2.   Management's Discussion and Analysis of Financial           11-19
             Condition and Results of Operations

  Item 3.   Quantitative and Qualitative Disclosures about Market
             Risk.                                                      20


PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                           20

  Item 2.   Changes in Securities and Use of Proceeds                   20

  Item 3.   Defaults Upon Senior Securities                             20

  Item 4.   Submission of Matters to a Vote of Security Holders         20

  Item 5.   Other Information                                           20

  Item 6.   Exhibits and Reports on Form 8-K                            20


SIGNATURES                                                              21

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 2002 and September 30, 2001
                              Dollars in Thousands
                                  (unaudited)

                                            March 31,            September 30,
                                              2002                       2001
                                            ----------------------------------
Assets
Cash and due from financial institutions    $   10,376            $   10,017
Interest bearing deposits in banks              26,844                 3,422
Investments and mortgage-backed securities
 (available for sale)                           30,333                29,369
Federal Home Loan Bank stock                     4,988                 4,830

Loans receivable                               309,220               308,796
Loans held for sale                              4,773                18,022
Less: Allowance for loan losses                 (3,450)               (3,050)
                                            --------------------------------
       Total Loans                             310,543               323,768
                                            --------------------------------

Accrued interest receivable                      1,680                 1,880
Premises and equipment                          11,197                10,660
Real estate owned                                  983                 1,006
Other assets                                     1,806                 1,353
                                            --------------------------------
       Total Assets                         $  398,750            $  386,305
                                            --------------------------------

Liabilities and Shareholders' Equity

Liabilities
Deposits                                    $  262,834            $  242,372
Federal Home Loan Bank ("FHLB") advances        61,832                68,978
Other liabilities and accrued expenses           1,810                 3,146
                                            --------------------------------
       Total Liabilities                       326,476               314,496
                                            --------------------------------

Shareholders' Equity
Common Stock, $.01 par value; 50,000,000
 shares authorized; March 31, 2002 -
 4,430,876 issued, 3,870,184 outstanding
 September 30, 2001 - 4,570,995 issued,
 4,010,303 outstanding (unallocated ESOP
 shares and unvested MRDP shares are not
 considered outstanding)                            44                    46
Additional paid in capital                      37,401                39,574
Unearned shares - Employee Stock Ownership
 Plan                                           (5,683)               (5,948)
Unearned shares - Management Recognition
 & Development Plan                             (2,149)               (2,471)
Retained earnings                               42,675                40,332
Accumulated other comprehensive income
 (loss)                                            (14)                  276
                                            --------------------------------
       Total Shareholders' Equity               72,274                71,809
                                            --------------------------------
       Total Liabilities and Shareholders'
        Equity                              $  398,750            $  386,305
                                            --------------------------------


     See notes to unaudited condensed consolidated financial statements

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             For the three and six months ended March 31, 2002 and 2001
                   Dollars in Thousands, Except Per Share Amounts
                                   (unaudited)


                     Three Months Ended March 31,   Six Months Ended March 31,
                          2002          2001           2002           2001
                          ------------------           -------------------
Interest and Dividend
 Income
Loans receivable        $ 6,898       $ 7,380        $14,246        $14,831
Investments and
 mortgage-backed
 securities                 404           232            815            508
Dividends from
 investments                173           177            333            356
Interest bearing
 deposits in banks           41            56             63            105
                        ---------------------        ----------------------
  Total interest and
   dividend income        7,516         7,845         15,457         15,800

Interest Expense
Deposits                  1,872         2,359          3,974          4,748
Federal Home Loan
 Bank advances              821         1,160          1,681          2,587
                        ---------------------        ----------------------
  Total interest
   expense                2,693         3,519          5,655          7,335
                        ---------------------        ----------------------
  Net interest income     4,823         4,326          9,802          8,465
Provision for Loan
 Losses                     200           200            592            350
                        ---------------------        ----------------------
  Net interest
   income after
   provision              4,623         4,126          9,210          8,115
   for loan losses

Non-Interest Income
Service charges on
 deposits                   380           227            783            392
Gain on sale of loans,
 net                        220            83            500            151
Market value adjustment
 on loans held for sale      --            --             --            175
Gain (loss) on sale
 of securities              (19)          228            (16)           228
Escrow fees                  72            45            145             84
Servicing income on
 loans sold                 114            30            251             49
Other                       279           185            545            327
                        ---------------------        ----------------------
  Total non-interest
   income                 1,046           798          2,208          1,406

Non-interest Expense
Salaries and employee
 benefits                 1,724         1,323          3,432          2,600
Premises and equipment      368           262            687            514
Advertising                 191           234            432            411
Other                       863           884          1,701          1,470
                        ---------------------        ----------------------
  Total non-interest
   expense                3,146         2,703          6,252          4,995

Income before federal
 income taxes             2,523         2,221          5,166          4,526
Federal Income Taxes        894           734          1,830          1,498
                        ---------------------        ----------------------
  Net Income            $ 1,629       $ 1,487        $ 3,336        $ 3,028

Earnings Per Common Share:
  Basic                   $0.42         $0.35          $0.85          $0.71
  Diluted                 $0.41         $0.35          $0.83          $0.70
Weighted average shares
 outstanding:
  Basic               3,881,782     4,227,619      3,934,081      4,286,529
  Diluted             4,007,169     4,291,671      4,035,921      4,323,091


       See notes to unaudited condensed consolidated financial statements


                             TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the year ended September 30, 2001 and the six months ended March 31, 2002
                          Dollars in Thousands Except Common Stock Shares
                                              (unaudited)

                                                         Unearned
                                                           Shares     Unearned         Accumulated
                                                        Issued to       Shares               Other
                                                         Employee    Issued to             Compre-
                        Common    Common    Additional      Stock   Management             hensive
                  Stock Shares     Stock       Paid-In  Ownership  Recognition  Retained    Income
                   Outstanding    Amount       Capital      Trust         Plan  Earnings    (Loss)   Total
                   -----------    ------       -------      -----         ----  --------    ------   -----
Balance, Sept. 30,
 2000               4,361,279       $48        $42,250    ($6,477)     $    --   $36,795   $ (304)  $72,312
Net Income                 --        --             --         --           --     5,462       --     5,462
Issuance of MRDP
 Shares                    --         2          3,222         --       (3,224)       --       --        --
Repurchase of
 Common Stock        (428,827)       (4)        (5,914)        --           --        --       --    (5,918)
Exercise of Stock
 Options                1,600        --             19         --           --        --       --        19
Cash Dividends
 ($.41 per share)          --        --             --         --           --    (1,925)      --    (1,925)
Earned ESOP Shares     35,266        --            (26)       529           --        --       --       503
Earned MRDP Shares     40,985        --             23         --          753        --       --       776
Change in fair value
 of securities
 available for sale,
 net of tax                --        --             --         --           --        --      580       580
                    ---------------------------------------------------------------------------------------

Balance, Sept. 30,
 2001               4,010,303        46         39,574     (5,948)      (2,471)   40,332      276    71,809
                    ---------------------------------------------------------------------------------------

Net Income                 --        --             --         --           --     3,336       --     3,336
Repurchase of
 Common Stock        (156,872)       (2)        (2,411)        --           --        --       --    (2,413)
Exercise of Stock
 Options               16,753        --            201         --           --        --       --       201
Cash Dividends
 ($.22 per share)          --        --             --         --           --      (993)      --      (993)
Earned ESOP Shares         --        --             --        265           --        --       --
265Earned MRDP Shares      --        --             37         --          322        --       --       359
Change in fair value
 of securities
 available for sale,
 net of tax                --         --            --         --           --        --     (290)     (290)
                    ---------------------------------------------------------------------------------------

Balance, Mar. 31,
 2002               3,870,184        $44       $37,401    ($5,683)     ($2,149)  $42,675     ($14)  $72,274
                    ---------------------------------------------------------------------------------------

                       See notes to unaudited condensed consolidated financial statements

                                                   5

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended March 31, 2002 and 2001
                               Dollars in Thousands
                                   (unaudited)

                                                  Six Months Ended March 31,
Cash Flow from Operating Activities                        2002         2001
                                                  --------------------------
Net income                                             $  3,336     $  3,028
                                                  --------------------------
Noncash revenues, expenses, gains and losses
 included in income:
   Depreciation                                             313          226
   Federal Home Loan Bank stock dividends                  (158)        (145)
   Market value adjustment - loans held for sale             --         (175)
   Earned ESOP Shares                                       265          225
   Earned MRDP Shares                                       359           --
   Loss (Gain) on sale of securities available for sale      16         (228)
   Gain on sale of real estate owned, net                   (13)         (11)
   Gain on sale of loans                                   (500)        (151)
   Provision for loan and real estate owned losses          643          650
Loans originated for sale                               (38,921)     (11,124)
Proceeds from sale of loans                              40,444       15,164
Net increase in other assets                               (123)        (311)
Decrease in other liabilities and accrued expenses,
 net                                                     (1,336)        (133)
                                                  --------------------------
Net Cash Provided by Operating Activities                 4,325        7,015

Cash Flow from Investing Activities
Net decrease (increase) in interest-bearing
 deposits in banks                                      (23,422)         193
Purchase of securities available for sale                    --       (4,869)
Proceeds from maturities of securities
 available for sale                                       2,527        8,476
Proceeds from sale of securities available
 for sale                                                 8,299          430
Increase in loans receivable, net                          (616)      (5,683)
Additions to premises and equipment                        (850)      (1,493)
Additions to real estate owned                             (637)      (1,380)
Proceeds from sale of real estate owned                     622        1,174
                                                  --------------------------
Net Used in Investing Activities                        (14,077)      (3,152)

Cash Flow from Financing Activities
Increase in deposits, net                                20,462       12,622
Decrease in Federal Home Loan Bank advances, net         (7,146)     (11,077)
Proceeds from exercise of stock options                     201           --
Repurchase of common stock                               (2,413)      (3,474)
Payment of dividends                                       (993)        (951)
                                                  --------------------------
Net Cash Provided (Used) by Financing Activities         10,111       (2,880)

Net Increase in Cash                                        359          983
Cash and Due from Financial Institutions
   Beginning of period                                   10,017        8,893
                                                   -------------------------
   End of period                                       $ 10,376     $  9,876
                                                   -------------------------

See notes to unaudited condensed consolidated financial statements(continued)

                                                  Six Months Ended March 31,
                                                           2002         2001
                                                  --------------------------

Supplemental Disclosure of Cash Flow Information
   Income taxes paid                                   $  1,670     $   925
   Interest paid                                          5,827       7,221


Supplemental Disclosure of Noncash Investing
 Activities
   Market value adjustment of securities held for
    sale, net of tax                                       (290)        284
   Investment securities acquired in loan
    securitization                                       12,226          --




     See notes to unaudited condensed consolidated financial statements

                 TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
          For the three and six months ended March 31, 2002 and 2001
                             Dollars in Thousands
                                 (unaudited)


                      Three Months Ended March 31,  Six Months Ended March 31,
                               2002          2001           2002         2001
                      ---------------------------   -------------------------
Comprehensive Income:
   Net Income                $1,629        $1,487         $3,336       $3,028
   Change in fair
    value of
    securities
    Available for
    sale, net of tax             23           (30)          (290)         284
                      ---------------------------   -------------------------

Total Comprehensive
 Income                      $1,652        $1,457         $3,046       $3,312




      See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted
accounting principles.    However, all adjustments, which are, in the opinion
of management, necessary for a fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The results of operations for the six months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(2) EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options and awarded but not released Management Recognition and Development Plan ("MRDP") shares. In accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans (ESOP), issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At March 31, 2002, there were 396,750 ESOP shares that had not been allocated.


                        Three Months Ended March 31, Six Month Ended March 31,
                            2002           2001        2002            2001
                         -------------------------- -------------------------
Basic EPS computation
  Numerator - Net income $ 1,629,000   $ 1,487,000  $ 3,336,000   $ 3,028,000
  Denominator - Weighted
   average common shares
   outstanding             3,881,782     4,227,619    3,934,081     4,286,529

Basic EPS                     $ 0.42        $ 0.35       $ 0.85        $ 0.71

Diluted EPS computation
  Numerator - Net Income $ 1,629,000   $ 1,487,000  $ 3,336,000   $ 3,028,000
  Denominator - Weighted
   average common shares
   outstanding             3,881,782     4,227,619    3,934,081     4,286,529
Effect of dilutive stock
 options                     106,390        64,052       91,103        36,562
Effect of dilutive MRDP       18,997            --       10,737            -
                         -----------   -----------  -----------   -----------
Weighted average common
 shares and common stock
 equivalents               4,007,169     4,291,671    4,035,921     4,323,091

Diluted EPS                   $ 0.41        $ 0.35       $ 0.83        $ 0.70



(3)  DIVIDEND
On April 15, 2002, the Company announced a quarterly cash dividend of $0.11 per common share. The dividend is to be paid May 17, 2002, to shareholders of record as of the close of business May 3, 2002.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operation
--------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three and six months ended March 31, 2002. This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward looking statements may describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include competition in the financial services market for both deposits and loans, interest rate trends, the economic climate in the Company's market areas and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Comparison of Financial Condition at March 31, 2002 and September 30, 2001

Total Assets: Total assets increased by $12.4 million to $398.8 million at March 31, 2002 from $386.3 million at September 30, 2001 primarily as a result of a $20.5 million increase in deposits. The change is primarily reflected in a $23.4 million increase in interest bearing deposits and a $13.2 million decrease in loans held for sale.

Cash and Due from Financial Institutions: Cash and due from financial institutions increased to $10.4 million at March 31, 2002 from $10.0 million at September 30, 2001.

Interest Bearing Deposits in Banks: Interest bearing deposits in banks increased by $23.4 million to $26.8 million at March 31, 2002 from $3.4 million at September 30, 2001, primarily due to proceeds received from increased customer deposits and the sale of fixed rate one-to-four family mortgage loans.

Investments and Mortgage-backed Securities: Investments and mortgage-backed securities increased to $30.3 million at March 31, 2002 from $29.4 million at September 30, 2001.

Loans Receivable, and Loans Held-for-sale, net of allowance for loan losses:
Net loans receivable, including loans held-for-sale, decreased 4.1% to $310.5 million at March 31, 2002 from $323.8 at September 30, 2001, primarily due to the conversion of $12.2 million of the Bank's loans held for sale to mortgage-backed securities and the sale of $39.9 million in fixed rate one-to-four family mortgage loans. As a result of these transactions, one-to-four family mortgage loans in the Company's portfolio decreased by $13.2 million.

Real Estate Owned ("REO"): Real estate owned decreased $23,000 to $983,000 for March 31, 2002 from $1.01 million at September 30, 2001.

Premises and Equipment: Premises and equipment increased by $537,000 to $11.2 million at March 31, 2002 from $10.7 million at September 30, 2001. This increase is primarily due to the purchase of a building in Olympia (Thurston County) for a future branch and the acquisition of a building in Hoquiam (Grays Harbor County) for future office space.

Deposits:   Deposits increased by 8.4% to $262.8 million at March 31, 2002 from $242.4 million at September 30, 2001, primarily due to an $8.8 million increase in the Bank's money market accounts, a $5.0 million increase in N.O.W checking accounts, a $5.2 million increase in passbook savings accounts and a $2.2 million increase in non-interest bearing accounts.

Federal Home Loan Bank ("FHLB") Advances: FHLB advances decreased by 10.4% to $61.8 million at March 31, 2002 from $69.0 million at September 30, 2001, as funds from increased deposits and loan sales were used to pay down the level of advances.

Shareholders' Equity: Total shareholders' equity increased by $465,000 to $72.3 million at March 31, 2002 from $71.8 million at September 30, 2001. The components of shareholders' equity were affected by net income of $3.3 million, the repurchase of 156,872 shares of the Company's stock for $2.4 million, the payment of $993,000 in dividends to shareholders, and a $290,000 decrease in accumulated other comprehensive income. Also affecting shareholders' equity was a $322,000 decrease in the equity component related to unearned shares issued to the Management Recognition and Development Plan, a $265,000 decrease in the equity component related to the unearned shares issued to the Employee Stock Ownership Plan, and a $201,000 increase to additional paid in capital from the exercise of stock options.

During the quarter ended March 31, 2002, the Company completed its ninth stock buyback program. The Company has now repurchased 2,404,904 (36.4%) of the 6,612,500 shares that were issued when the Company went public in January 1998.

Non-performing Assets: Total non-performing assets remained constant at $4.1 million for March 31, 2002 as compared to September 30, 2001. The Company's non-performing asset ratio to total asset ratio ("NPA") decreased to 1.27% at March 31, 2002 from 1.32% at September 30, 2001.

Non Performing Assets
---------------------

The following table sets forth information with respect to the Company's nonperforming assets at March 31, 2002 and September 30, 2001.


                                           At March 31,     At September 30,
                                                  2002                 2001
                                           --------------------------------
                                                 (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
  One-to-four family                         $   1,792            $     863
  Commercial                                       889                2,091
  Construction and land development                536                  491
  Land                                             537                  610
Consumer loans                                      58                   26
Commercial Business Loans                          253                   10
                                             ---------            ---------
     Total                                       4,065                4,091


Accruing loans which are contractually
past due 90 days or more:
Mortgage loans:                                     --                   --

Total of nonaccrual and
90 days past due loans                           4,065                4,091

Real estate owned and other
repossessed assets                                 983                1,006
                                             ---------            ---------
     Total nonperforming assets                  5,048                5,097

Restructured loans                                  --                   --

Nonaccrual and 90 days or more past
due loans as a percentage of loans
receivable, (including loans held for
sale)(1)                                          1.29%                1.25%

Nonaccrual and 90 days or more past
due loans as a percentage of total assets         1.02%                1.06%

Nonperforming assets as a percentage
of total assets                                   1.27%                1.32%

Loans receivable, (including loans
held for sale) (1)                           $ 313,993            $ 326,818
                                             =========            =========

Total assets                                 $ 398,750            $ 386,305
                                             =========            =========


---------------
(1)  Loans receivable is before the allowance for loan losses

Loans Receivable
----------------

The following table sets forth the composition of the Company's loan portfolio by type of loan.

                                   At March 31,          At September 30,
                                       2002                    2001
                               Amount        Percent    Amount      Percent
                              ----------------------   --------------------
                                           (Dollars In thousands)
Mortgage Loans:
 One-to-four family (1)(2)    $112,871        32.38%   $130,082      35.14%
 Multi family                   27,514         7.89      29,412       7.95
 Commercial                     78,022        22.39      65,731      17.76
 Construction and
  land development              88,636        25.43     106,244      28.71
 Land                           15,053         4.32      13,632       3.68
                              --------       ------    --------     ------
    Total mortgage loans       322,096        92.41     345,101      93.24
Consumer Loans:
 Home equity and second
  mortgage                      10,669         3.06      11,039       2.98
 Other                           7,439         2.14       6,825       1.85
                              --------       ------    --------     ------
                                18,108         5.20      17,864       4.83

Commercial business loans        8,332         2.39       7,150       1.93
                              --------       ------    --------     ------
    Total loans                348,536       100.00%    370,115     100.00%
                                             ======                 ======

Less:
 Undisbursed portion of loans
  in process                   (31,329)                 (39,803)
 Unearned income                (3,214)                  (3,494)
 Allowance for loan losses      (3,450)                  (3,050)
 Market value adjustment of
  loans held-for-sale               --                       --
                              --------                 --------
Total loans receivable, net   $310,543                 $323,768
                              ========                 ========

-----------------
(1)   Includes loans held-for-sale.
(2)   Includes real estate contracts totaling $1.2 million at March 31, 2002.


Activity in the Allowance for Loan Losses
-----------------------------------------

Activity in the allowance for loan losses in the six months ended March 31, 2002 and 2001 is as follows:

                                                  2002            2001
                                                ------          ------
Balance beginning of period                     $3,050          $2,640
Provision for loan losses                          592             350
Loans charged off                                 (200)           (157)
Recoveries on loans previously charged off           8              --
Net charge offs                                   (192)           (157)
Balance at end of period                        $3,450          $2,833

Deposit Breakdown
-----------------

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

                               At March 31, 2002       At September 30, 2001
                               -----------------       ---------------------
                                 (in thousands)            (in thousands)

Non-interest bearing               $  19,196                $  16,976
N.O.W. checking                       35,597                   30,626
Passbook savings                      39,420                   34,228
Money market accounts                 36,045                   27,251
Certificates of deposit under
 $100,000                             93,684                   88,449
Certificates of deposit $100,000
 and over                             38,892                   44,842
                                   ---------                ---------

          Total Deposits           $ 262,834                $ 242,372
                                   =========                =========



Comparison of Operating Results for the Three and Six Months Ended March 31, 2002 and 2001

Net Income: Net income for the quarter ended March 31, 2002 was $1.63 million, or $0.41 per diluted share ($0.42 per basic share) compared to $1.49 million, or $0.35 per diluted share ($0.35 per basic share) for the quarter ended March 31, 2001. Primary factors affecting the improved performance in 2002 were increased net interest income, increased fee income, and increased income related to mortgage loans sold. These increases were partially offset by higher non-interest expenses.


Net income for the six months ended March 31, 2002 was $3.34 million or $0.83 per diluted share ($0.85 per basic share) compared to net income of $3.03 million or $0.70 per diluted share ($0.71 per basic share) for the six months ended March 31, 2001.

Net Interest Income: Net interest income increased 11.5% to $4.8 million for the quarter ended March 31, 2002 from $4.3 million for the quarter ended March 31, 2001, primarily due to decreased funding costs. Total interest expense decreased $826,000 to $2.7 million for the quarter ended March 31, 2002 from $3.5 million for the quarter ended March 31, 2001. The average cost of funds for each type of the Bank's deposit accounts and FHLB borrowings for the current quarter were lower than a year ago. The overall cost of funds decreased to 3.67% for the quarter ended March 31, 2002 from 5.09% for the quarter ended March 31, 2001. Total interest income decreased to $7.52 million for the quarter ended March 31, 2002 from $7.85 million for the quarter ended March 31, 2001, primarily due to a decrease in average yields on all categories of earning assets. The yield on earning assets was 8.12% for the quarter ended March 31, 2002 compared to 8.94% for the quarter ended March 31, 2001. The impact of lower average yields was, however, partially offset by increased levels of average earning assets. As a result of these changes, net interest margin increased to 5.21% the quarter ended March 31, 2002 from 4.93% for the quarter ended March 31, 2001.

Net interest income increased 15.8 % to $9.8 million for the six months ended March 31, 2002 from $8.5 million for the six months ended March 31, 2001, primarily due to decreased funding costs. Interest expense decreased by $1.7 million as the Company's overall cost of funds decreased to 3.87% for the six months ended March 31, 2002 from 5.28% for the six months ended March 31, 2001. Total interest income decreased $343,000 to $15.5 million for the six months ended March 31, 2002 from $15.8 million for the six months ended March 31, 2001 primarily due to lower average yields on interest earnings assets. Net interest margin was 5.31% for the six months ended March 31, 2002 compared to a net interest margin of 4.80% for the six months ended March 31, 2001.

Total interest expense decreased $826,000 to $2.7 million for the quarter ended March 31, 2002 from $3.5 million for the quarter ended March 31, 2001. For the six months ended March 31, 2002 total interest expense decreased by $1.7 million to $5.7 million as compared to $7.3 million for the six months ended March 31, 2001. The average cost of funds for each type of the Bank's deposit accounts and FHLB borrowings for the current six months were lower than a year ago. In addition, average borrowings from the FHLB were lower than a year ago, also reducing interest expense.

Provision for Loan Losses: The provision for loan losses for the three months ended March 31, 2002 and 2001 was $200,000 in each period. The provision for loan losses for the six months ended March 31, 2002 was $592,000 compared to $350,000 for the six months ended March 31, 2001. Management conducts regular analyses of the Bank's loan portfolio, which it uses to review the adequacy of its allowance for loan losses. The analyses present data on loans by type of loan, internal loan classifications, historical loss percentages and economic factors considered by management in reviewing the allowance for loan losses. Based on its internal analysis at March 31, 2002 and trends in the loan portfolio - management deemed the allowance for loan losses of $3.5 million at March 31, 2002 (1.10% of loans receivable and loans held for sale and 84.9% of non- performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date.
The allowance for loan losses was $3.1 million (.93% of loans receivable and loans held for sale) at September 30, 2001 and $2.8 million (.89% of loans receivable and loans held for sale) at March 31, 2001. Net charge-offs for the current quarter were $102,000 compared to $135,000 in the same quarter of 2001. For the six months ended March 31, 2002 and 2001, net charge-offs were $192,000 and $157,000, respectively.

Noninterest Income: Total non-interest income increased to $1.05 million for the quarter ended March 31, 2002 from $798,000 for the quarter ended March 31, 2001, primarily due to a $153,000 increase in service charges on deposits, a $137,000 increase in the gain on sale of loans, and an $84,000 increase in servicing income on loans sold. These increases were partially offset by a $247,000 decrease in gain on sale of securities. The increased deposit-related service charge income is primarily a result of the Bank's checking account acquisition program. The change in rate environment during the previous year significantly increased the Company's loan origination activity, both from new loans made and from refinancing of existing loans at lower interest rates. With the lower rates, the Bank originated more fixed-rate loans in the quarter
ended March 31, 2002 than in the same quarter a year ago.   This resulted in
increased loan sales, as the Bank sells most fixed-rate one-to-four family mortgage loans. The increased loan sale gains and servicing income are a result of the Company selling $23.9 million in fixed-rate one-to-four family loans during the quarter.

For the six months ended March 31, 2002 non-interest income increased $802,000 to $2.2 million from $1.4 million for the six months ended March 31, 2001. This increase is primarily due to a $391,000 increase in service charges on deposits, a $349,000 increase in gain on sale of loans, a $202,000 increase in servicing income on loans sold and was partially offset by a $244,000 decrease in gain on sale of securities.

Noninterest Expense: Total non-interest expense increased to $3.1 million for the three months ended March 31, 2002 from $2.7 million for the three months ended March 31, 2001. This increase is primarily due to a $401,000 increase in salary and employee benefit expense, a $106,000 increase in premises and equipment expenses, a $62,000 increase in ATM operating expenses, and is partially offset by a $294,000 decrease in REO operation expenses. The increase in salary and employee benefit expense is primarily a result of adding employees to staff the Bank's new branches (Tumwater and Tacoma), hiring additional commercial loan staff to manage the Bank's business banking activities, and expenses associated with the Management Recognition and Development Plan.

Total non-interest expense increased $1.3 million for the six months ended March 31, 2002 compared to 2001, essentially related to the same factors that affected non-interest expenses for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. At March 31, 2002, the number of full-time equivalent employees was 149 compared to 134 at March 31, 2001.

Provision for Income Taxes: The provision for income taxes increased to $1.8 million for the six months ended March 31, 2002 from $1.5 million for the six months ended March 31, 2001 primarily as a result of higher income before income taxes. The Company's effective tax rate was 35.4% in 2002 compared to 33.1% in 2001.



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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2002, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 26.7%. The Bank also maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of $134.0 million, under which $61.8 million was outstanding at March 31, 2002.

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

The Bank's primary investing activity is the origination of one-to-four family mortgage loans and construction and land development loans. At March 31, 2002, the Bank had loan commitments totaling $24.7 million and undisbursed loans in process totaling $31.3 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments.
Certificates of deposit that are scheduled to mature in less than one year from March 31, 2002 totaled $107.8 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

Federally-insured state-chartered banks are required to maintained minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At March 31, 2002, the Bank was in compliance with all applicable capital requirements. For additional details see "Regulatory Capital".


Regulatory Capital
-------------------

The following table compares the Bank's regulatory capital at March 31, 2002 to its minimum regulatory capital requirements at that date (dollars in thousands):
                                                          Percent of
                                      Amount       Adjusted Total Assets (1)
                                     -------       -------------------------

Tier 1 (leverage) capital            $61,506                16.1%
Tier 1 (leverage) capital
 requirement                          15,268                 4.0
                                     -------                ----
Excess                               $46,238                12.1%
                                     =======                ====

Tier 1 risk adjusted capital         $61,506                22.3%
Tier 1 risk adjusted capital
 requirement                          11,037                 4.0
                                     -------                ----
Excess                               $50,469                18.3%
                                     =======                ====

Total risk based capital             $64,956                23.5%
Total risk based capital
 requirement                          22,074                 8.0
                                     -------                ----
Excess                               $42,882                15.5%
                                     =======                ====


-------------------
(1) For the Tier 1 (leverage) capital, percent of total average assets of $381.7 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $275.9 million.

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                            KEY FINANCIAL RATIOS
                 (Dollars in thousands, except per share data)



                    Three Months Ended March 31,    Six Months Ended March 31,
                          2002         2001             2002         2001
                    ---------------------------     -------------------------

PERFORMANCE RATIOS:
Return on average
 assets (1)               1.69%        1.63%            1.73%        1.65%
Return on average
 equity (1)               9.08%        8.20%            9.27%        8.34%
Net interest
 margin (1)               5.21%        4.93%            5.31%        4.80%
Efficiency ratio         53.60%       52.75%           52.06%       50.60%


                                         March 31,          September 30,
                                            2002                2001
                                      -----------------------------------
ASSET QUALITY RATIOS:
Non-performing loans                     $  4,065            $  4,091
REO & other repossessed assets                983               1,006
Total non-performing assets                 5,048               5,097
Non-performing assets to total assets        1.27%               1.32%
Allowance for loan losses to
  non-performing loans                      84.87%              74.55%

Book Value Per Share (2)                 $  16.31            $  15.71
Book Value Per Share (3)                 $  17.84            $  17.20

----------------------
(1)  Annualized
(2)  Calculation includes ESOP shares not committed to be released
(3)  Calculation excludes ESOP shares not committed to be released



                     Three Months Ended March 31,   Six Months Ended March 31,
                           2002         2001             2002         2001
                        ------------------------     ------------------------

AVERAGE BALANCE SHEET:
---------------------
Average Total Loans     $ 319,621    $ 319,763        $ 321,337    $ 321,221
Average Total Interest
 Earning Assets           370,156      350,913          369,188      352,609
Average Total Assets      385,964      365,761          385,484      367,204
Average Total Interest
 Bearing Deposits         229,566      198,126          227,786      195,833
Average FHLB Advances      63,589       78,334           64,805       82,017
Average Shareholders'
 Equity                    71,755       72,537           72,002       72,622

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

     (b)  Reports on Form 8-K
          No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Timberland Bancorp, Inc.

Date:     May 9, 2002           By: /s/ Clarence E. Hamre
                                    -------------------------------------
                                        Clarence E. Hamre
                                        President and Chief Executive Officer
                                       (Principal Executive Officer)



Date:    May 9, 2002            By: /s/ Dean J. Brydon
                                    -------------------------------------
                                        Dean J. Brydon
                                        Chief Financial Officer
                                       (Principal Financial Officer)