Form 10-Q
period 2002-06-30
TIMBERLAND BANCORP INC
filed 2002-08-14
CIK 1046050

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 2002

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

                                  98550
                               (Zip Code)

                             (360) 533-4747
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                   -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     CLASS                          SHARES OUTSTANDING AT JULY 31 , 2002
     -----                          ------------------------------------
common stock, $.01 par value                     3,880,684

                                  INDEX

                                                                       Page
                                                                       ----
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets                          3

          Condensed Consolidated Statements of Income                    4

          Condensed Consolidated Statements of Shareholders' Equity      5

          Condensed Consolidated Statements of Cash Flows               6-7

          Condensed Consolidated Statements of Comprehensive Income      8


          Notes to Condensed Consolidated Financial Statements
          (unaudited)                                                   9-10

     Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    11-19

     Item 3.   Quantitative and Qualitative Disclosures about Market
                Risk.                                                   20


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                        20

     Item 2.   Changes in Securities and Use of Proceeds                20

     Item 3.   Defaults Upon Senior Securities                          20

     Item 4.   Submission of Matters to a Vote of Security Holders      20

     Item 5.   Other Information                                        20

     Item 6.   Exhibits and Reports on Form 8-K                         20


SIGNATURES                                                              21

CERTIFICATION                                                           22

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      June 30, 2002 and September 30, 2001
                            Dollars in Thousands
                                 (unaudited)


                                                June 30,        September 30,
                                                  2002              2001
                                             ---------------------------------
Assets
Cash and due from financial institutions       $   7,494         $  10,017
Interest bearing deposits in banks                24,476             3,422
Investments and mortgage-backed securities
 (available for sale)                             41,107            29,369
Federal Home Loan Bank stock                       5,062             4,830

Loans receivable                                 319,763           308,796
Loans held for sale                                4,892            18,022
Less: Allowance for loan losses                   (3,464)           (3,050)
                                               ---------------------------
     Total Loans                                 321,191           323,768
                                               ---------------------------

Accrued interest receivable                        1,685             1,880
Premises and equipment                            11,369            10,660
Real estate owned                                    918             1,006
Other assets                                       1,749             1,353
                                               ---------------------------
     Total Assets                              $ 415,051         $ 386,305
                                               ---------------------------

Liabilities and Shareholders' Equity

Liabilities
Deposits                                       $ 276,648         $ 242,372
Federal Home Loan Bank ("FHLB") advances          61,796            68,978
Other liabilities and accrued expenses             2,103             3,146
                                               ---------------------------
     Total Liabilities                           340,547           314,496
                                               ---------------------------

Shareholders' Equity
Common Stock, $.01 par value; 50,000,000 shares
 authorized;
   June 30, 2002 - 4,441,376 issued, 3,880,684
    outstanding September 30, 2001 - 4,570,995
    issued, 4,010,303 outstanding (unallocated
    ESOP shares and unvested MRDP shares are
    not considered outstanding)                       44                46
Additional paid in capital                        37,554            39,574
Unearned shares - Employee Stock Ownership Plan   (5,551)           (5,948)
Unearned shares   Management Recognition &
 Development Plan                                 (1,988)           (2,471)
Retained earnings                                 43,985            40,332
Accumulated other comprehensive income (loss)        460               276
                                               ---------------------------
     Total Shareholders' Equity                   74,504            71,809
                                               ---------------------------
     Total Liabilities and Shareholders'
      Equity                                   $ 415,051         $ 386,305
                                               ---------------------------





    See notes to unaudited condensed consolidated financial statements

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         For the three and nine months ended June 30, 2002 and 2001
                Dollars in Thousands, Except Per Share Amounts
                                  (unaudited)


                      Three Months Ended June 30,  Nine Months Ended June 30,
                          2002         2001           2002         2001
                      ---------------------------  --------------------------

Interest and Dividend
 Income
Loans receivable        $ 6,771      $ 7,557       $ 21,017      $ 22,388
Investments and
 mortgage-backed
 securities                 317          164          1,132           672
Dividends from
 investments                258          224            592           580
Interest bearing
  deposits in banks          60           32            123           137
                        --------------------       ----------------------
    Total interest and
     dividend income      7,406        7,977         22,864        23,777

Interest Expense
Deposits                  1,793        2,451          5,768         7,198
Federal Home Loan
 Bank advances              842          901          2,523         3,489
                        --------------------       ----------------------
     Total interest
      expense             2,635        3,352          8,291        10,687
                        --------------------       ----------------------
      Net interest
       income             4,771        4,625         14,573        13,090
Provision for Loan
 Losses                     200          800            792         1,150
                        --------------------       ----------------------
     Net interest
      income after
      provision for
      loan losses         4,571        3,825         13,781        11,940
Non-Interest Income
Service charges on
 deposits                   516          307          1,299           699
Gain on sale of loans,
 net                        251          185            751           336
Market value adjustment
 on loans held for sale     - -          - -            - -           175
Gain (loss) on sale of
 securities                   1          (22)           (15)          205
Escrow fees                  57           64            202           148
Servicing income on loans
  sold                       57          121            307           170
Other                       307          202            853           530
                        --------------------       ----------------------
     Total non-interest
      income              1,189          857          3,397         2,263

Non-interest Expense
Salaries and employee
 benefits                 1,729        1,425          5,161         4,024
Premises and equipment      355          316          1,043           830
Advertising                 169          270            601           681
Other                       885          543          2,585         2,014
                        --------------------       ----------------------
     Total non-interest
      expense             3,138        2,554          9,390         7,549

Income before federal
 income taxes             2,622        2,128          7,788         6,654
Federal Income Taxes        825          721          2,655         2,219
                        --------------------       ----------------------
     Net Income         $ 1,797      $ 1,407       $  5,133      $  4,435

Earnings Per Common Share:
     Basic                $0.46        $0.34          $1.31         $1.05
     Diluted              $0.45        $0.34          $1.27         $1.04
Weighted average shares
 outstanding:
     Basic            3,875,211    4,097,184      3,928,653     4,223,414
     Diluted          4,037,034    4,198,706      4,052,061     4,283,383

    See notes to unaudited condensed consolidated financial statements

                               TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            For the year ended September 30, 2001 and the nine months ended June 30, 2002
                             Dollars in Thousands Except Common Stock Shares
                                               (unaudited)


                                                            Unearned
                                                              Shares    Unearned       Accumulated
                                                           Issued to      Shares             Other
                                                            Employee   Issued to           Compre-
                               Common  Common  Additional      Stock  Management           hensive
                         Stock Shares   Stock     Paid-In  Ownership Recognition  Retained  Income
                          Outstanding  Amount     Capital      Trust        Plan  Earnings  (Loss)   Total
                          -----------  ------     -------      -----  ----------  --------  ------   ------
Balance, Sept. 30, 2000    4,361,279     $48      $42,250    ($6,477)   $   - -    $36,795  $ (304) $72,312
Net Income                       - -     - -          - -        - -        - -      5,462     - -    5,462
Issuance of MRDP Shares          - -       2        3,222        - -     (3,224)       - -     - -      - -
Repurchase of Common Stock  (428,827)     (4)      (5,914)       - -        - -        - -     - -   (5,918)
Exercise of Stock Options      1,600     - -           19        - -        - -        - -     - -       19
Cash Dividends
 ($.41 per share)                - -     - -          - -        - -        - -     (1,925)    - -   (1,925)
Earned ESOP Shares            35,266     - -          (26)       529        - -        - -     - -      503
Earned MRDP Shares            40,985     - -           23        - -        753        - -     - -      776
Change in fair value of
 securities available for
 sale, net of tax                - -     - -          - -        - -        - -        - -     580      580
                           --------------------------------------------------------------------------------

Balance, Sept. 30, 2001    4,010,303      46       39,574     (5,948)    (2,471)    40,332     276   71,809
                           --------------------------------------------------------------------------------

Net Income                       - -     - -          - -        - -        - -      5,133     - -    5,133
Repurchase of Common Stock  (156,872)     (2)      (2,411)       - -        - -        - -     - -   (2,413)
Exercise of Stock Options     27,253     - -          327        - -        - -        - -     - -      327
Cash Dividends
 ($.33 per share)                - -     - -          - -        - -        - -     (1,480)    - -   (1,480)
Earned ESOP Shares               - -     - -          - -        397        - -        - -     - -      397
Earned MRDP Shares               - -     - -           64        - -        483        - -     - -      547
Change in fair value of
 securities available for
 sale, net of tax                - -     - -          - -        - -        - -        - -     184      184
                           --------------------------------------------------------------------------------

Balance, June 30, 2002     3,880,684     $44      $37,554    ($5,551)   ($1,988)   $43,985    $460  $74,504
                           --------------------------------------------------------------------------------


                    See notes to unaudited condensed consolidated financial statements

                                                   5

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the nine months ended June 30, 2002 and 2001
                            Dollars in Thousands
                                (unaudited)

                                                 Nine Months Ended June 30,
Cash Flow from Operating Activities                 2002           2001
                                                 ------------------------
Net income                                       $  5,133        $  4,435
                                                 ------------------------
Noncash revenues, expenses, gains and losses
 included in income:
  Depreciation                                        464             338
  Federal Home Loan Bank stock dividends             (233)           (226)
  Market value adjustment - loans held for sale       - -            (175)
  Earned ESOP Shares                                  397             354
  Earned MRDP Shares                                  528             - -
  Loss (Gain) on sale of securities available
   for sale                                            15            (205)
  Gain on sale of real estate owned, net               (7)            (22)
  Gain on sale of loans                              (751)           (336)
  Provision for loan and real estate owned
   losses                                             864           1,465
Loans originated for sale                         (54,536)         (7,313)
Proceeds from sale of loans                        56,190          23,722
Net increase in other assets                         (315)            102
Decrease in other liabilities and accrued
 expenses, net                                     (1,043)           (171)
                                                 ------------------------
Net Cash Provided by Operating Activities           6,706          21,968

Cash Flow from Investing Activities
Net decrease (increase) in interest-bearing
 deposits in banks                                (21,054)          1,275
Purchase of securities available for sale         (15,000)        (14,717)
Proceeds from maturities of securities
 available for sale                                 3,480           9,735
Proceeds from sale of securities available
 for sale                                          12,293             408
Increase in loans receivable, net                 (11,345)        (17,090)
Additions to premises and equipment                (1,173)         (1,991)
Additions to real estate owned                       (673)         (1,506)
Proceeds from sale of real estate owned               696           1,763
                                                 ------------------------
Net Used in Investing Activities                  (32,776)        (22,123)

Cash Flow from Financing Activities
Increase in deposits, net                          34,276          16,380
Decrease in Federal Home Loan Bank
 advances, net                                     (7,182)         (9,719)
Proceeds from exercise of stock options               346             - -
Repurchase of common stock                         (2,413)         (3,619)
Payment of dividends                               (1,480)         (1,404)
                                                 ------------------------
Net Cash Provided by Financing Activities          23,547           1,638

Net Change in Cash                                 (2,523)          1,483
Cash and Due from Financial Institutions
  Beginning of period                              10,017           8,893
                                                 ------------------------
  End of period                                  $  7,494       $  10,376
                                                 ------------------------


       See notes to unaudited condensed consolidated financial statements
                              (continued)

                                                 Nine Months Ended June 30,
                                                    2002           2001
                                                 -------------------------

Supplemental Disclosure of Cash Flow Information
  Income taxes paid                              $  2,280        $  1,425
  Interest paid                                     8,466          10,677


Supplemental Disclosure of Noncash Investing
 Activities
  Market value adjustment of securities held
   for sale, net of tax                               184             235
  Investment securities acquired in loan
   securitization                                  12,227          11,926



      See notes to unaudited condensed consolidated financial statements

                 TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
          For the three and nine months ended June 30, 2002 and 2001
                           Dollars in Thousands
                               (unaudited)



                      Three Months Ended June 30,  Nine Months Ended June 30,
                          2002         2001           2002         2001
                      --------------------------  -------------------------
Comprehensive Income:
  Net income            $1,797        $1,407         $5,133       $4,435
  Change in fair value
   of securities
   available for sale,
   net of tax              474           (49)           184          235
                        --------------------         -------------------

Total Comprehensive
 Income                 $2,271        $1,358         $5,317       $4,670



     See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States
of America.    However, all adjustments, which are, in the opinion of
management, necessary for a fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year.

(b) Principles of Consolidation: The interim consolidated financial statements include the accounts of Timberland Bancorp, Inc. and its wholly-owned subsidiary, Timberland Bank ("Bank"), and the Bank's wholly-owned
subsidiary, Timberland Service Corp.   All significant intercompany balances
have been eliminated in consolidation.

(c) The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2) EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options and awarded but not released Management Recognition and Development Plan ("MRDP") shares. In accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans (ESOP), issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At June 30, 2002, there were 396,750 ESOP shares that had not been allocated.


                      Three Months Ended June 30,  Nine Month Ended June 30,
                          2002         2001           2002          2001
                      --------------------------   ------------------------
Basic EPS computation
  Numerator - Net
   Income             $1,797,000   $1,407,000      $5,133,000     $4,435,000

  Denominator -
   Weighted average
   common shares
   outstanding         3,875,211    4,097,184       3,928,653      4,223,414

Basic EPS                 $ 0.46       $ 0.34          $ 1.31         $ 1.05

Diluted EPS
 computation
  Numerator - Net
   Income             $1,797,000   $1,407,000      $5,133,000     $4,435,000
  Denominator -
   Weighted average
   common shares
   outstanding         3,875,211    4,097,184       3,928,653      4,223,414
Effect of dilutive
 stock options           127,502      101,522         104,271         59,969
Effect of dilutive
 MRDP                     34,321           --          19,137             --
                      ----------   ----------      ----------     ----------
Weighted average
 common shares and
 common stock
 equivalents           4,037,034    4,198,706       4,052,061      4,283,383

Diluted EPS               $ 0.45       $ 0.34          $ 1.27         $ 1.04



(3)  DIVIDEND
On July 15, 2002, the Company announced a quarterly cash dividend of $0.12 per common share. The dividend is to be paid August 20, 2002, to shareholders of record as of the close of business August 6, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three and nine months ended June 30, 2002. This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward looking statements may describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include competition in the financial services market for both deposits and loans, interest rate trends, the economic climate in the Company's market areas and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.



Comparison of Financial Condition at June 30, 2002 and September 30, 2001

Total Assets: Total assets increased by $28.7 million to $415.1 million at June 30, 2002 from $386.3 million at September 30, 2001 primarily due to increased deposit levels.

Cash and Due from Financial Institutions: Cash and due from financial institutions decreased to $7.5 million at June 30, 2002 from $10.0 million at September 30, 2001.

Interest Bearing Deposits in Banks: Interest bearing deposits in banks increased to $24.5 million at June 30, 2002 from $3.4 million at September 30, 2001, primarily due to proceeds received from increased customer deposits and the sale of fixed rate one-to-four family mortgage loans.

Investments and Mortgage-backed Securities: Investments and mortgage-backed securities increased to $41.1 million at June 30, 2002 from $29.4 million at September 30, 2001. This increase is primarily due to investing proceeds from the conversion of $12.2 million in fixed rate loans held for sale to mortgage-backed securities.

Loans Receivable, and Loans Held-for-sale, net of allowance for loan losses:
Net loans receivable, including loans held-for-sale, decreased $2.6 million to $321.2 million at June 30, 2002 from $323.8 at September 30, 2001, primarily due to a $20.6 million decrease in the Bank's net construction loan portfolio and a $15.5 million decrease in the Bank's one-to-four family mortgage loan portfolio. The construction loan decrease resulted primarily from the pay down of loans secured by condominium projects pursuant to unit sales and the conversion of construction loans to permanent status. The decrease of one-to-four family mortgages held in the portfolio was due to the conversion of $12.2 million of loans held for sale to mortgage-backed securities and the sale of $55.4 million in fixed rate one-to-four family mortgage loans during the nine-month period. The decreases in construction and one-to-four family mortgages were partially offset by a $30.3 million increase in commercial real estate loans, which was primarily the result of the activities of the Bank's Business Banking Division.

Real Estate Owned ("REO"): Real estate owned decreased $88,000 to $918,000 for June 30, 2002 from $1.01 million at September 30, 2001.

Premises and Equipment: Premises and equipment increased by $709,000 to $11.4 million at June 30, 2002 from $10.7 million at September 30, 2001. This increase is primarily due to the purchase of a building in Olympia (Thurston County) for a future branch and the acquisition of a building in Hoquiam (Grays Harbor County) for future office space.

Deposits:   Deposits increased by 14.1% to $276.6 million at June 30, 2002 from $242.4 million at September 30, 2001, primarily due to a $20.5 million increase in the Bank's money market accounts, a $7.0 million increase in N.O.W checking accounts, an $8.3 million increase in passbook savings accounts and a $3.6 million increase in non-interest bearing accounts. Management attributes the deposit growth to its targeted marketing program and to consumer uncertainty regarding the volatile stock market.

Federal Home Loan Bank ("FHLB") Advances: FHLB advances decreased by 10.4% to $61.8 million at June 30, 2002 from $69.0 million at September 30, 2001, as funds from increased deposits and loan sales were used to pay down the level of advances.

Shareholders' Equity: Total shareholders' equity increased by $2.7 million to $74.5 million at June 30, 2002 from $71.8 million at September 30, 2001. The components of shareholders' equity were affected by net income of $5.1 million, the repurchase of 156,872 shares of the Company's stock for $2.4 million, the payment of $1.5 million in dividends to shareholders, and a $184,000 increase in accumulated other comprehensive income. Also affecting shareholders' equity was a $483,000 decrease in the equity component related to unearned shares issued to the Management Recognition and Development Plan, a $397,000 decrease in the equity component related to the unearned shares issued to the Employee Stock Ownership Plan, and a $346,000 increase to additional paid in capital from the exercise of stock options.

On May 10, 2002 the Company announced a plan to repurchase 193,659 shares of the Company's stock. This marked the Company's tenth 5% stock repurchase plan. As of June 30, 2002, the Company had not yet purchased any shares under the current plan. The Company has now repurchased 2,404,904 (36.4%) of the 6,612,500 shares that were issued when the Company went public in January 1998.

Non-performing Assets:  Total non-performing assets increased to $5.4 million
for June 30, 2002 from $5.1 million at September 30, 2001.   The Company's
non-performing asset ratio to total asset ratio ("NPA") decreased to 1.31% at June 30, 2002 from 1.32% at September 30, 2001. Nonaccrual loans increased $410,000 to $4.5 million at June 30, 2002 from $4.1 million at September 30, 2001. The increase was primarily a result of a $1.5 million increase in one-to-four family nonaccrual loans and a $411,000 increase in multi-family nonaccrual mortgages. These increases were partially offset by a $1.5 million decrease in commercial real estate loans on non-accrual status.

Non Performing Assets
---------------------
The following table sets forth information with respect to the Company's nonperforming assets at June 30, 2002 and September 30, 2001.

                                             At June 30,   At September 30,
                                                    2002              2001
                                             ------------------------------
                                                 (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
   One-to-four family                          $   2,565         $     863
   Multi family                                      411                --
   Commercial                                        561             2,091
   Construction and land development                 521               491
   Land                                              265               610
Consumer loans                                       129                26
Commercial Business Loans                             49                10
                                               ---------         ---------
     Total                                         4,501             4,091


Accruing loans which are contractually
past due 90 days or more:
Mortgage loans:                                      - -               - -

Total of nonaccrual and
90 days past due loans                             4,501             4,091

Real estate owned and other
repossessed assets                                   918             1,006
                                               ---------         ---------
     Total nonperforming assets                    5,419             5,097

Restructured loans                                   - -               - -

Nonaccrual and 90 days or more past
due loans as a percentage of loans
receivable, (including loans held for sale)(1)      1.39%             1.25%

Nonaccrual and 90 days or more past
due loans as a percentage of total assets           1.08%             1.06%

Nonperforming assets as a percentage
of total assets                                     1.31%             1.32%


Loans receivable, (including loans
held for sale) (1)                             $ 324,655         $ 326,818
                                               =========         =========

Total assets                                   $ 415,051         $ 386,305
                                               =========         =========


--------------
(1)  Loans receivable is before the allowance for loan losses

Loans Receivable
----------------
The following table sets forth the composition of the Company's loan portfolio by type of loan.

                                  At June 30,             At September 30,
                                     2002                       2001
                              Amount       Percent      Amount       Percent
                              --------------------      --------------------
                                          (Dollars In thousands)
Mortgage Loans:
  One-to-four family (1)(2)  $114,571       31.68%     $130,082       35.14%
  Multi family                 27,291        7.55        29,412        7.95
  Commercial                   96,040       26.55        65,731       17.76
  Construction and land
   development                 79,613       22.01       106,244       28.71
  Land                         15,933        4.40        13,632        3.68
                             --------      ------      --------      ------
    Total mortgage loans      333,448       92.19       345,101       93.24
Consumer Loans:
  Home equity and second
   mortgage                    12,403        3.43        11,039        2.98
  Other                         7,708        2.13         6,825        1.85
                             --------      ------      --------      ------
                               20,111        5.56        17,864        4.83

Commercial business loans       8,148        2.25         7,150        1.93
                             --------      ------      --------      ------
    Total loans               361,707      100.00%      370,115      100.00%
                                           ======                    ======

Less:
  Undisbursed portion of
   loans in process           (33,733)                  (39,803)
  Unearned income              (3,319)                   (3,494)
  Allowance for loan losses    (3,464)                   (3,050)
  Market value adjustment of
   loans held-for-sale            - -                       - -
                             --------                  --------
Total loans receivable, net  $321,191                  $323,768
                             ========                  ========

----------------
(1)   Includes loans held-for-sale.
(2)   Includes real estate contracts totaling $1.1 million at June 30, 2002.


Activity in the Allowance for Loan Losses
-----------------------------------------
Activity in the allowance for loan losses in the six months ended June 30, 2002 and 2001 is as follows:

                                         2002            2001
                                        ------          ------
Balance beginning of period             $3,050          $2,640
Provision for loan losses                  792           1,150
Loans charged off                         (486)           (765)
Recoveries on loans previously
 charged off                               108              21
Net charge offs                           (378)           (744)
Balance at end of period                $3,464          $3,046

Deposit Breakdown
-----------------

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

                              At June 30, 2002        At September 30, 2001
                              ----------------        ---------------------
                               (in thousands)             (in thousands)

Non-interest bearing              $  20,616                 $  16,976
N.O.W. checking                      37,659                    30,626
Passbook savings                     42,574                    34,228
Money market accounts                47,726                    27,251
Certificates of deposit under
 $100,000                            91,982                    88,449
Certificates of deposit
 $100,000 and over                   36,091                    44,842
                                  ---------                 ---------

          Total Deposits          $ 276,648                 $ 242,372
                                  =========                 =========


Comparison of Operating Results for the Three and Nine Months Ended June 30, 2002 and 2001

Net Income: Net income for the quarter ended June 30, 2002 was $1.80 million, or $0.45 per diluted share ($0.46 per basic share) compared to $1.41 million, or $0.34 per diluted share ($0.34 per basic share) for the quarter ended June 30, 2001. Primary factors affecting the improved performance in 2002 were increased net interest income, a decreased provision for loan losses, increased fee income, and increased gains on the sale of mortgage loans.
These increases were partially offset by higher non-interest expenses. Net income was also increased to a lesser extent during the current quarter by reducing income tax expense by $65,000 as a result of overaccruals in earlier quarters.

Net income for the nine months ended June 30, 2002 was $5.13 million or $1.27 per diluted share ($1.31 per basic share) compared to net income of $4.44 million or $1.04 per diluted share ($1.05 per basic share) for the nine months ended June 30, 2001.

Net Interest Income: Net interest income increased 3.2% to $4.8 million for the quarter ended June 30, 2002 from $4.6 million for the quarter ended June 30, 2001, primarily due to decreased funding costs. Total interest expense decreased $717,000 to $2.6 million for the quarter ended June 30, 2002 from $3.4 million for the quarter ended June 30, 2001. The average cost of funds for each of the Bank's deposit account types for the current quarter was lower than a year ago. The overall cost of funds decreased to 3.42% for the quarter ended June 30, 2002 from 4.78% for the quarter ended June 30, 2001. Total interest income decreased to $7.4 million for the quarter ended June 30, 2002 from $8.0 million for the quarter ended June 30, 2001, primarily due to a decrease in average yields of earning assets. The yield on earning assets was 7.65% for the quarter ended June 30, 2002 compared to 8.99% for the quarter ended June 30, 2001. The impact of lower average yields was, however, partially offset by increased levels of average earning assets. As a result of these changes, net interest margin decreased to 4.93% the quarter ended June 30, 2002 from 5.21% for the quarter ended June 30, 2001.

Net interest income increased 11.3 % to $14.6 million for the nine months ended June 30, 2002 from $13.1 million for the nine months ended June 30, 2001, primarily due to decreased funding costs. Interest expense decreased by $2.4 million to $8.3 million for the nine months ended June 30, 2002 from $10.7 million for the nine months ended June 30, 2001. The Company's overall cost of funds decreased to 3.71% for the nine months ended June 30, 2002 from 5.11% for the nine months ended June 30, 2001 due to lower average cost of funds for each type of the Bank's deposit accounts and lower average borrowings from the FHLB. Total interest income decreased $913,000 to $22.9 million for the nine months ended June 30, 2002 from $23.8 million for the nine months ended June 30, 2001 primarily due to lower average yields on interest earning assets, from 8.97% in 2001 to 8.13% in 2002. Net interest margin was 5.18% for the nine months ended June 30, 2002 compared to a net interest margin of 4.94% for the nine months ended June 30, 2001, due to liabilities repricing more quickly than interest earning assets in the reducing rate environment. The Company anticipates further margin compression in the upcoming quarter as portions of the Bank's loan portfolio are scheduled to reprice downward at a greater rate than the Bank's funding sources will be able to reprice.

Provision for Loan Losses: The provision for loan losses decreased to $200,000 for the three months ended June 30, 2002 from $800,000 for the three
months ended June 30, 2001.   The provision for loan losses for the nine
months ended June 30, 2002 was $792,000 compared to $1.15 million for the nine months ended June 30, 2001. The provision for loan losses was larger in 2001 primarily due to the deterioration and charge-off of a large commercial business loan during the June 30, 2001 quarter. Management conducts regular analyses of the Bank's loan portfolio, which it uses to review the adequacy of its allowance for loan losses. The analyses present data on loans by type of loan, internal loan classifications, historical loss percentages and economic factors considered by management in reviewing the allowance for loan losses. Based on its internal analysis at June 30, 2002 and trends in the loan portfolio, managment deemed the allowance for loan losses of $3.5 million at June 30, 2002 (1.08% of loans receivable and 77.0% of non-performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date. The allowance for loan losses was $3.1 million (1.00% of loans receivable and 62.7% of non-performing loans) at June 30, 2001. Net charge-offs for the current quarter were $186,000 compared to $587,000 in the same quarter of 2001. For the nine months ended June 30, 2002 and 2001, net charge-offs were $378,000 and $744,000, respectively.

Noninterest Income: Total non-interest income increased to $1.19 million for the quarter ended June 30, 2002 from $857,000 for the quarter ended June 30, 2001, primarily due to a $209,000 increase in service charges on deposits and a $66,000 increase in the gain on sale of loans. The increased deposit-related service charge income is primarily a result of the Bank's checking account acquisition program. The increased loan sale gains are a result of the Company selling $15.5 million in fixed-rate one-to-four family loans during the quarter.

For the nine months ended June 30, 2002 non-interest income increased $1.1 million to $3.4 million from $2.3 million for the nine months ended June 30, 2001. This increase is primarily due to a $600,000 increase in service charges on deposits, and a $415,000 increase in gain on sale of loans.

Noninterest Expense: Total non-interest expense increased to $3.1 million for the three months ended June 30, 2002 from $2.6 million for the three months ended June 30, 2001. This increase is primarily due to a $304,000 increase in salary and employee benefit expense and an $81,000 increase in ATM operating expenses. The increase in salary and benefit expense is primarily a result of adding employees to staff the Bank's newest branch (Tacoma), hiring additional commercial loan staff to manage the Bank's business banking activities, and expenses associated with the Management Recognition and Development Plan.
Also affecting the quarter-to-quarter comparison, was the recovery of a prior NSF kiting related expense during the quarter ended June 30, 2001. This recovery reduced the non-interest expense for the quarter ended June 30, 2001 by $150,000.

Total non-interest expense increased $1.8 million for the nine months ended June 30, 2002 compared to 2001, essentially related to the same factors that affected non-interest expenses for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001.

Provision for Income Taxes: The provision for income taxes increased to $2.7 million for the nine months ended June 30, 2002 from $2.2 million for the nine months ended June 30, 2001 primarily as a result of higher income before income taxes. The Company's effective tax rate was 34.1% in 2002 compared to 33.3% in 2001.


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

The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the nine months ended June 30, 2002. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of both proceeds from maturities and sales of securities and purchases of securities, and the net growth in loans. Financing activities present the cash flows associated with the Company's deposit accounts and other borrowings.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2002, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 27.4%. The Bank also maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of $134.0 million, under which $61.8 million was outstanding at June 30, 2002.

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

The Bank's primary investing activity is the origination of one-to-four family mortgage loans, commercial mortgage loans, and construction and land development loans. At June 30, 2002, the Bank had loan commitments totaling $20.2 million and undisbursed loans in process totaling $33.7 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2002 totaled $99.1 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

Federally-insured state-chartered banks are required to maintained minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At June 30, 2002, the Bank was in compliance with all applicable capital requirements. For additional details see "Regulatory Capital".


Regulatory Capital
------------------

The following table compares the Bank's regulatory capital at June 30, 2002 to its minimum regulatory capital requirements at that date (dollars in thousands):
                                                          Percent of
                                      Amount        Adjusted Total Assets (1)
                                      ------        -------------------------

Tier 1 (leverage) capital            $63,582                   15.9%
Tier 1 (leverage) capital
 requirement                          15,994                    4.0
                                     -------                   ----
Excess                               $47,588                   11.9%
                                     =======                   ====

Tier 1 risk adjusted capital         $63,582                   21.2%
Tier 1 risk adjusted capital
 requirement                          12,024                    4.0
                                     -------                   ----
Excess                               $51,558                   17.2%
                                     =======                   ====

Total risk based capital             $67,046                   22.3%
Total risk based capital
 requirement                          24,047                    8.0
                                     -------                   ----
Excess                               $42,999                   14.3%
                                     =======                   ====

-------------------
(1) For the Tier 1 (leverage) capital, percent of total average assets of $399.8 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $300.6 million.

                  TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                           KEY FINANCIAL RATIOS
               (Dollars in thousands, except per share data)




                   Three Months Ended June 30,     Nine Months Ended June 30,
                       2002           2001            2002          2001
                   ---------------------------     --------------------------
PERFORMANCE RATIOS:
Return on average
 assets (1)            1.78%          1.52%           1.75%         1.60%
Return on average
 equity (1)            9.78%          7.84%           9.44%         8.17%
Net interest
 margin (1)            4.93%          5.21%           5.18%         4.94%
Efficiency ratio      52.65%         46.59%          52.25%        49.17%




                                        June 30,          September 30,
                                          2002                2001
                                       --------------------------------
ASSET QUALITY RATIOS:
Non-performing loans                   $  4,501            $  4,091
REO & other repossessed assets              918               1,006
Total non-performing assets               5,419               5,097
Non-performing assets to total assets      1.31%               1.32%
Allowance for loan losses to
 non-performing loans                     76.96%              74.55%

Book Value Per Share (2)               $  16.77            $  15.71
Book Value Per Share (3)               $  18.30            $  17.20

----------------------
(1)  Annualized
(2)  Calculation includes ESOP shares not committed to be released
(3)  Calculation excludes ESOP shares not committed to be released



                     Three Months Ended June 30,   Nine Months Ended June 30,
                         2002           2001          2002          2001
                     ---------------------------   --------------------------
AVERAGE BALANCE
 SHEET:
Average Total Loans    $323,438       $326,099      $322,037       $322,847
Average Total Interest
 Earning Assets         387,003        354,907       375,126        353,375
Average Total Assets    404,018        371,107       391,662        368,505
Average Total Interest
 Bearing Deposits       246,258        213,488       233,944        201,718
Average FHLB Advances    61,839         67,139        63,816         77,057
Average Shareholders'
 Equity                  73,526         71,814        72,510         72,352

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------
There were no material changes in information concerning market risk from the information provided in the Company's Form 10-K for the fiscal year ended September 30, 2001.


PART II.   OTHER INFORMATION

Item 1.     Legal Proceedings
-----------------------------
Neither the Company nor the Bank is a party to any material legal proceedings at this time. Further, neither the Company nor the Bank is aware of the threat of any such proceedings. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 2.     Changes in Securities and Use of Proceeds
-----------------------------------------------------
Change in Securities -- None to be reported.
Use of proceeds -- None to be reported.

Item 3.     Defaults Upon Senior Securities
-------------------------------------------
None to be reported.

Item 4.     Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------
None to be reported.

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

     (b)  Reports on Form 8-K
          No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Timberland Bancorp, Inc.

Date:     August 8, 2002             By:/s/ Clarence E. Hamre
                                        ----------------------------
                                        Clarence E. Hamre
                                        President and Chief Executive Officer
                                       (Principal Executive Officer)



Date:    August 8, 2002              By:/s/ Dean J. Brydon
                                        ----------------------------
                                        Dean J. Brydon
                                        Chief Financial Officer
                                       (Principal Financial Officer)

   CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                         OF TIMBERLAND BANCORP, INC.
         PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

     * the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     * the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.




/s/ Clarence C. Hamre                         /s/ Dean J. Brydon
------------------------------                -----------------------------
Clarence C. Hamre                             Dean J. Brydon
Chief Executive Officer                       Chief Financial Officer


Date:   August 8, 2002