Form 10-K
period 2002-09-30
TIMBERLAND BANCORP INC
filed 2002-12-20
CIK 1046050

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2002	OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-23333

TIMBERLAND BANCORP, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1863696
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	I.D. Number)

624 Simpson Avenue, Hoquiam, Washington	98550
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(360) 533-4747

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $.01 per share
(Title of Class)

        Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

        Check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
Yes X NO

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. X

        As of December 4, 2002, there were outstanding 4,340,976 shares of the Registrant's Common Stock, which are listed on the Nasdaq National Market System under the symbol "TSBK." Based on the average of the bid and asked prices for the Common Stock on December 4, 2002, the aggregate value of the Common Stock outstanding held by nonaffiliates of the Registrant was $78,311,207 (4,340,976 shares at $18.04 per share). For purposes of this calculation, Common Stock held by officers and directors of the Registrant and the Timberland Bank Employee Stock Ownership Plan and Trust are considered nonaffiliates.

DOCUMENTS INCORPORATED BY REFERENCE

        1. Portions of Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders (Part III).


TIMBERLAND BANCORP, INC.
2002 ANNUAL REPORT ON FORM 10-K


PART I

Item 1. Business

General

        Timberland Bancorp, Inc. ("Company"), a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank, SSB ("Bank") upon the Bank's conversion from a Washington-chartered mutual to a Washington-chartered stock savings bank ("Conversion"). The Conversion was completed on January 12, 1998 through the sale and issuance of 6,612,500 shares of common stock by the Company. At September 30, 2002, the Company had total assets of $431.1 million, total deposits of $292.3 million and total shareholders' equity of $74.4 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

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

        The Bank considers its primary market area to include three submarkets: primarily rural Grays Harbor County with its historical dependence on the timber and fishing industries; Pierce, Thurston and Kitsap Counties with their dependence on state and federal government; and King County with its broadly diversified economic base. Each of these markets present operating risks to the Bank. The Bank's expansion into Thurston, King and Kitsap Counties and four branch offices in Pierce County represents the Bank's strategy to diversify its primary market area to become less reliant on the economy of Grays Harbor County.


        Grays Harbor County has a population of 67,000 according to the U.S. Census Bureau 2000 census. The economic base in Grays Harbor has been historically dependent on the timber and fishing industries. Other industries that support the economic base in Grays Harbor are tourism, agriculture, shipping and transportation, and technology.  According to the latest data available from the Washington State Employment Security Department, the unemployment rate in Grays Harbor County has decreased to 8.0% at August 31, 2002 from 8.7% at August 31, 2001.  The Bank has four branches (including its home office) located throughout the county.  Slowdowns in the Grays Harbor County economy would negatively impact the Bank's profitability in this market area.

        Pierce County is the second most populated county in the state and has a population of 701,000 according to the U.S. Census Bureau 2000 census. The economy in Pierce County is diversified with the presence of military related government employment (Fort Lewis Army Base and McChord Air Force Base), transportation and shipping employment (Port of Tacoma), and aerospace (Boeing) related employment.  According to the latest data available from the Washington State Employment Security Department, the unemployment rate for the Pierce County area increased to 7.1% at August 31, 2002 from 6.1% at August 31, 2001.  The Bank has four branches in Pierce County and these branches have been responsible for a substantial portion of the Bank's construction lending activities. Slowdowns in the county's economic base would negatively impact the Bank's ability to generate construction loans in this market area.

        Thurston County has a population of 207,000 according to the U.S. Census Bureau 2000 census. Thurston County is home of Washington State's capital (Olympia) and its economic base is largely driven by state government related employment. According to the latest data available from the Washington State Employment Security Department, the unemployment rate for the Thurston County area increased slightly to 5.2% at August 31, 2002 from 5.1% at August 31, 2001.  The Bank currently has three branches in the county and has plans to open a branch in Olympia in 2003 that will become the headquarters for the Bank's Business Banking Division. This county has a stable economic base primarily due to the state government presence.

        Kitsap County has a population of 232,000 according to the U.S. Census Bureau 2000 census. Timberland has one branch in the county in the city of Poulsbo and is in the process of building a branch in the city of Silverdale. The economic base of Kitsap County is largely supported by military related government employment through the United States Navy.  According to the latest data available from the Washington State Employment Security Department, the unemployment rate for the Kitsap County area increased slightly to 5.7% at August 31, 2002 from 5.6% at August 31, 2001.  Reductions in the naval personnel stationed in Kitsap County would have a negative impact on the county's economy and would negatively impact the Bank's lending opportunities in this market.

        King County is the most populated county in the state and has a population of 1.7 million according to the U.S. Census Bureau 2000 census. Timberland has one branch in the county in the city of Auburn. King County's economic base is diversified with many industries including shipping and transportation, aerospace (Boeing), and high-tech computer and biotech industries.  According to the latest data available from the Washington State Employment Security Department, the unemployment rate for the King County area increased to 6.2% at August 31, 2002 from 5.2% at August 31, 2001.  The county's overall economic conditions have been weakened over the past couple of years due in large part to slowing in the aerospace and computer technology industries.  Slowdowns in the economy would negatively impact construction and commercial loan demand in this market.

Lending Activities

        General. Historically, the principal lending activity of the Bank has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to- four family residences and loans for the construction of one- to- four family residences. In recent years, the Bank has increased its origination of loans secured by multi-family properties, construction and land development loans, land loans and commercial real estate loans. The Bank's net loans receivable, including loans held for sale, totaled approximately $322.5 million at September 30, 2002, representing approximately 74.8% of consolidated total assets, and at that date construction and land development loans, land loans and loans secured by commercial and multi-family properties were $217.4 million, or 60.1%, of total loans.


        The Bank's internal loan policy limits the maximum amount of loans to one borrower to 25% of its capital. At September 30, 2002, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $16.3 million under its policy. At September 30, 2002, the Bank had no loans with an aggregate outstanding balance in excess of this amount. At that date, the Bank had 53 borrowers or related borrowers with total loans outstanding in excess of $1.0 million. The largest amount outstanding to any one borrower and the borrower's related entities was approximately $8.4 million.

        Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan as of the dates indicated.

	At September 30,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage Loans:
One- to- four family(1)(2)	$113,144	31.28%	$130,082	35.14%	$136,825	38.85%	$115,133	38.42%	$ 100,921	43.48%
Multi-family	24,135	6.67	29,412	7.95	33,604	9.54	15,945	5.32	12,432	5.36
Commercial	97,644	27.00	65,731	17.76	58,632	16.65	52,049	17.37	32,906	14.18
Construction and land
development	80,144	22.16	106,244	28.71	89,903	25.52	90,621	30.24	64,172	27.65
Land(2)	15,453	4.27	13,632	3.68	12,561	3.56	9,059	3.02	7,749	3.34
Total mortgage loans	330,520	91.38	345,101	93.24	331,525	94.12	282,807	94.37	218,180	94.01

Consumer Loans:
Home equity and second
mortgage	13,718	3.79	11,039	2.98	9,816	2.79	7,978	2.66	8,740	3.77
Other	8,097	2.24	6,825	1.85	6,081	1.72	4,279	1.43	4,066	1.74
	21,815	6.03	17,864	4.83	15,897	4.51	12,257	4.09	12,806	5.51
Commercial business loans	9,365	2.59	7,150	1.93	4,808	1.37	4,611	1.54	1,105	0.48
Total loans	361,700	100.00%	370,115	100.00%	352,230	100.00%	299,675	100.00%	232,091	100.00%

Less:
Undisbursed portion of loans
in process	(32,324)		(39,803)		(32,831)		(37,781)		(28,886)
Unearned income	(3,218)		(3,494)		(3,578)		(3,170)		(2,256)
Allowance for loan losses	(3,630)		(3,050)		(2,640)		(2,056)		(1,728)
Market value adjustment of
loans held-for-sale	--		--		(175)		(583)		--
Total loans receivable, net	$322,528		$323,768		$313,006		$256,085		$199,221
______________
(1)    Includes loans held-for-sale
(2)    Includes real estate contracts totaling $1.0 million at September 30, 2002. See " - Lending Activities - Real Estate Contracts."

        Residential One- to- Four Family Lending. At September 30, 2002, $113.1 million, or 31.3%, of the Bank's loan portfolio consisted of loans secured by one- to- four family residences.

        The Bank originates both fixed-rate loans and adjustable-rate loans. Generally, 15- and 30-year fixed-rate loans are originated to meet the requirements for sale in the secondary market to the FHLMC, however, from time to time, a portion of these fixed-rate loans originated by the Bank may be retained in the Bank's loan portfolio to meet the Bank's asset/liability management objectives. The Bank uses an automated underwriting program, which preliminarily qualifies a loan as conforming to FHLMC underwriting standards when the loan is originated. At September 30, 2002, $33.6 million, or 29.7%, of the Bank's one- to- four family loan portfolio consisted of fixed rate one- to- four family mortgage loans.

        The Bank also offers adjustable rate mortgage ("ARM") loans at rates and terms competitive with market conditions. All of the Bank's ARM loans are retained in its loan portfolio and not with a view toward sale in the secondary market.


        The Bank offers several ARM products which adjust annually after an initial period ranging from one to five years subject to a limitation on the annual increase of 2% and an overall limitation of 6%. These ARM products have utilized the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 3.00% to 4.00%. ARM loans held in the Bank's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At September 30, 2002, $79.5 million, or 70.3%, of the Bank's one- to- four family loan portfolio consisted of ARM loans.

       A portion of the Bank's ARM loans are "non-conforming" because they do not satisfy acreage limits, or various other requirements imposed by the FHLMC. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy the FHLMC credit requirements because of personal and financial reasons (i.e., divorce, bankruptcy, length of time employed, etc.), and other aspects, which do not conform to the FHLMC's guidelines. Many of these borrowers have higher debt to income ratios, or the loans are secured by unique properties in rural markets for which there are no comparable sales of comparable properties to support value according to secondary market requirements. These loans are known as non-conforming loans and the Bank may require additional collateral or lower loan-to-value ratios prior to the origination of the loan. The Bank believes that these loans satisfy a need in its local market area. As a result, subject to market conditions, the Bank intends to continue to originate such loans.

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

        The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or the purchase price. However, the Bank usually obtains private mortgage insurance ("PMI") on the portion of the principal amount that exceeds 80% of the appraised value of the security property. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is generally 80% (90% for loans originated for sale in the secondary market to the FHLMC).


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

        At September 30, 2002, the composition of the Bank's construction and land development loan portfolio was as follows:

	Outstanding	Percent of
	Balance	Total
	(In thousands)

Speculative construction	$27,257	34.01%
Custom and owner/builder construction	31,004	38.69
Multi-family	4,890	6.10
Land development	10,717	13.37
Commercial real estate	6,276	7.83
Total	$80,144	100.00%

        Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified. The Bank lends to approximately 55 builders located in the Bank's primary market area, each of which generally have three to six speculative loans outstanding from the Bank during a 12 month period. Rather than originating lines of credit to home builders to construct several homes at once, the Bank originates and underwrites a separate loan for each home. Speculative construction loans are originated for a term of 12 months, with rates ranging from 6.25% to 8.25%, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property. During this 12 month period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. At September 30, 2002 speculative construction loans totaled $27.3 million, or 34.0%, of the total construction loan portfolio. At September 30, 2002, the Bank had 11 borrowers each with aggregate outstanding speculative loan balances of more than $500,000. The largest aggregate outstanding balance to one borrower amounted to $3.6 million, and the largest outstanding balance for a single speculative loan was $2.9 million for a project secured by seven residential properties. At September 30, 2002, two speculative construction loans totaling $653,000 were not performing according to terms. See "-- Lending Activities -- Nonperforming Assets and Delinquencies."

        Unlike speculative construction loans, custom construction loans are made to home builders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home with the Bank or another lender. Custom construction loans are generally originated for a term of 12 months, with fixed interest rates ranging from 7.9% to 9.0% and with loan-to-value ratios of 80% of the appraised


estimated value of the completed property or sales price, whichever is less. During this 12 month period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance.

        Owner/builder construction loans are originated to the home owner rather than the home builder as a single loan that automatically converts to a permanent loan at the completion of construction. The construction phase of a owner/builder construction loan generally lasts six to nine months with fixed interest rates ranging from 8.25% to 9.5%, and with loan-to-value ratios of 80% (or up to 95% with PMI) of the appraised estimated value of the completed property or cost, whichever is less. During this 12 month period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. At the completion of construction, the loan converts automatically to either a fixed-rate mortgage loan, which conforms to secondary market standards, or an ARM loan for retention in the Bank's portfolio. At September 30, 2002, custom and owner/builder construction loans totaled $31.0 million, or 38.7%, of the total construction loan portfolio. At September 30, 2002, the largest outstanding custom construction loan had an outstanding balance of $650,000 and was performing according to its terms.

        The Bank originates loans to local real estate developers with whom it has established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities) (generally with ten to 50 lots). At September 30, 2002, subdivision development loans totaled $10.7 million, or 13.4% of construction and land development loans receivable. Land development loans are secured by a lien on the property and made for a period of two to five years with fixed or variable interest rates, and are made with loan-to-value ratios generally not exceeding 75%. Monthly interest payments are required during the term of the loan. Land development loans are structured so that the Bank is repaid in full upon the sale by the borrower of approximately 80% of the subdivision lots. Substantially all of the Bank's land development loans are secured by property located in its primary market area. In addition, in the case of a corporate borrower, the Bank also generally obtains personal guarantees from corporate principals and reviews their personal financial statements. At September 30, 2002, the largest land development loan had an outstanding loan balance of $1.8 million (including $882,000 of undisbursed loans in process balance), and was not performing according to its terms. See "--Lending Activities -- Nonperforming Assets and Delinquencies."

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

        The Bank also provides construction financing for multi-family and commercial properties. At September 30, 2002, such construction loans amounted to $11.2 million. These loans are secured by motels, apartment buildings, condominiums, office buildings and retail rental space located in the Bank's primary market area and currently range in amount from $250,000 to $4.2 million. At September 30, 2002, the largest outstanding commercial real estate construction loan had a balance of $3.5 million (including $2.5 million of undisbursed loans in process balance), and was performing according to terms. At September 30, 2002, the largest outstanding multi-family construction loan had a balance of $4.2 million (including $217,000 of undisbursed loans in process balance), and was performing according to terms. Periodically, the Bank purchases (without recourse to the seller other than for fraud) from other lenders participation interests in multi-family and commercial construction loans.  The Bank underwrites such participation interests according to its own standards. At September 30, 2002, the largest construction participation interest had an outstanding balance of $2.9 million, which represented a 67% interest in a construction loan secured by a multi-family property located in Clark County, Washington. At September 30, 2002, this loan was performing according to its terms.

        All construction loans must be approved by the Bank's Loan Committee or the Bank's Board of Directors. See "-- Lending Activities -- Loan Solicitation and Processing." Prior to preliminary approval of any construction loan application, an independent fee appraiser inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project and analyzes the pro forma data and assumptions on the project. In the case of a speculative or custom construction loan, the Bank reviews the experience and expertise of the builder. After preliminary approval has been given, the application is processed, which includes obtaining credit reports, financial


statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project. In the event of cost overruns, the Bank generally requires that the borrower increase the funds available for construction by depositing its own funds into a loans in process account.

        Loan disbursements during the construction period are made to the builder based on a line item budget. Periodic on-site inspections are made by qualified inspectors to document the reasonableness of the draw request. For most builders, the Bank disburses loan funds by providing vouchers to suppliers, which when used by the builder to purchase supplies are submitted by the supplier to the Bank for payment.

        The Bank regularly monitors the construction loan disbursements using an internal computer program. Property inspections are performed by qualified inspectors. The Bank believes that its internal monitoring system helps reduce many of the risks inherent in its construction lending.

        The Bank originates construction loan applications through customer referrals, contacts in the business community and occasionally real estate brokers seeking financing for their clients.

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

        Real Estate Contracts. The Bank purchases real estate contracts and deeds of trust from individuals who have privately sold their homes or property. These contracts are generally secured by one- to- four family properties, building lots and undeveloped land and range in principal amount from $10,000 to $200,000, but typically are in amounts between $20,000 and $40,000. Properties securing real estate contracts purchased by the Bank are generally located within its primary market area. Prior to purchasing the real estate contract, the Bank reviews the contract and analyzes and assesses the collateral for the loan, the down payment made by the borrower and the credit history on the loan. As of September 30, 2002, the Bank had outstanding $1.0 million of real estate contracts.

        Multi-Family Lending. At September 30, 2002, the Bank had $24.1 million, or 6.7% of the Bank's total loan portfolio, secured by multi-family dwelling units (more than four units) located primarily in the Bank's primary market area. At September 30, 2002, approximately 42.7% of the Bank's multi-family loans represent participation interests in loans, secured by properties generally located in the Bank's primary market area, purchased from other lenders. Such participation interests are purchased without recourse to the seller other than for fraud. The Bank underwrites such participation interests according to its own standards.

        Multi-family loans are generally originated with variable rates of interest ranging from 3.00% to 3.50% over the one-year constant maturity U.S. Treasury Bill Index or a matched term FHLB advance, with principal and interest payments fully amortizing over terms of up to 30 years. Multi-family loans currently range in principal balance from $40,000 to $6.1 million. At September 30, 2002, the largest multi-family loan had an outstanding principal balance of $6.1 million and was secured by an apartment building located in the Bank's primary market area. At September 30, 2002, this loan was performing according to its terms.


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

        Commercial Real Estate Lending. Commercial real estate loans totaled $97.6 million, or 27.0% of total loans receivable at September 30, 2002, and consisted of 259 loans. The Bank originates commercial real estate loans generally at variable interest rates and secured by properties, such as restaurants, motels, office buildings and retail/wholesale facilities, located in its primary market area. The principal balance of a commercial real estate loan currently ranges between $16,000 and $5.0 million. At September 30, 2002, the largest commercial real estate loan had an outstanding principal balance of $5.0 million, and was secured by a commercial property located in Olympia, Washington. At September 30, 2002, four commercial real estate loans totaling $688,000 were not performing according to terms. See "-- Lending Activities -- Nonperforming Assets and Delinquencies."

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

        Land Lending. The Bank originates loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to sell as improved lots. At September 30, 2002, land loans totaled $15.5 million, or 4.3% of the Bank's total loan portfolio. Land loans originated by the Bank are generally fixed-rate loans and have maturities of five to ten years. Land loans currently range in principal amount from $5,000 to $600,000. The largest land loan had an outstanding balance of $600,000 at September 30, 2002 and was performing according to its terms. At September 30, 2002, seven land loans totaling $251,000 were not performing according to terms. See "-- Lending Activities - Nonperforming Assets and Delinquencies."

        Loans secured by undeveloped land or improved lots involve greater risks than one- to- four family residential mortgage loans because such loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure the Bank may be confronted with a property the value of which is insufficient to assure


full repayment. The Bank attempts to minimize this risk by generally limiting the maximum loan-to-value ratio on land loans to 75%.

        Consumer Lending. Consumer lending has traditionally been a small part of the Bank's business. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. Consumer loans include home equity lines of credit, Title I home improvement loans, second mortgage loans, savings account loans, automobile loans, boat loans, motorcycle loans, recreational vehicle loans and unsecured loans. Consumer loans are made with both fixed and variable interest rates and with varying terms. At September 30, 2002, consumer loans amounted to $21.8 million, or 6.0% of the total loan portfolio.

        At September 30, 2002, the largest component of the consumer loan portfolio consisted of second mortgage loans and home equity lines of credit, which totaled $13.7 million, or 3.8%, of the total loan portfolio. Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others. The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property. The Bank occasionally solicits these loans. The loan-to-value ratio is typically 80% or less, when taking into account both the first and second mortgage loans. Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 20 years. Home equity lines of credit are generally for a one year term and the interest rate is tied to the 26 week Treasury Bill or the prime rate.

        In July 1997, the Bank began issuing VISA credit cards to its existing customers. At September 30, 2002, credit card loans amounted to $1.8 million. The Bank does not engage in direct mailings of pre-approved credit cards.

        Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. The Bank believes that these risks are not as prevalent in the case of the Bank's consumer loan portfolio because a large percentage of the portfolio consists of second mortgage loans and home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to- four family residential mortgage loans. Nevertheless, second mortgage loans and home equity lines of credit have greater credit risk than one- to- four family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Bank. At September 30, 2002, there were $49,000 of consumer loans delinquent in excess of 90 days.

        Commercial Business Lending. Commercial business loans totaled $9.4 million, or 2.6% of total loans receivable at September 30, 2002, and consisted of 85 loans. In July 1998, the Bank established a business banking division staffed by three experienced commercial bankers to increase the Bank's origination of commercial business loans. Currently, the division is staffed by seven commercial lenders. Commercial business loans are generally secured by business equipment or other property and are made at variable rates of interest equal to a negotiated margin above the prime rate. The Bank also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

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


source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

        Loan Maturity. The following table sets forth certain information at September 30, 2002 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

			After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	After
	One Year	3 Years	5 Years	10 Years	10 Years	Total
		(In thousands)

Mortgage loans:
One- to- four family	$ 677	$ 1,090	$ 1,200	$ 6,131	$104,046	$113,144
Multi-family	--	1,398	1,574	17,309	3,854	24,135
Commercial	1,643	6,359	2,797	53,451	33,394	97,644
Construction and land
development(1)	38,824	6,573	77	689	33,981	80,144
Land	1,903	4,421	8,596	331	202	15,453
Consumer loans:
Home equity and second mortgage	3,139	442	1,149	2,005	6,983	13,718
Other	1,772	1,423	2,357	800	1,745	8,097
Commercial business loans	5,019	356	1,999	1,448	543	9,365
Total	$52,977	$22,062	$19,749	$82,164	$184,748	$361,700

Less:
Undisbursed portion of loans
in process						(32,324)
Unearned income						(3,218)
Allowance for loan losses						(3,630)
Loans receivable, net						$322,528
____________________
(1)    Includes construction/permanent that convert to a permanent mortgage loan once construction is completed.


        The following table sets forth the dollar amount of all loans due after September 30, 2002, which have fixed interest rates and have floating or adjustable interest rates.

	Fixed	Floating or
	Rates	Adjustable Rates	Total
		(In thousands)
Mortgage loans:
One- to- for family	$ 33,617	$ 79,527	$113,144
Multi-family	4,765	19,370	24,135
Commercial	15,643	82,001	97,644
Construction and land development	68,281	11,863	80,144
Land	15,453	--	15,453
Consumer loans:
Home equity and second mortgage	10,357	3,361	13,718
Other	7,992	105	8,097
Commercial business loans	2,070	7,295	9,365
Total	$158,178	$203,522	$361,700

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

        Mortgage loan applications are initiated by loan officers and are required to be approved by the Bank's Loan Committee, which consists of the Bank's President, Executive Vice President and two other senior management officers. Certain consumer loans up to and including $25,000 may be approved by individual loan officers and the Bank's consumer lending department manager may approve loans up to and including $50,000. All other loans (except commercial business loans) up to and including $500,000 may be approved by any two members of the Bank's Loan Committee. Commercial business loans up to and including $250,000 may also be approved by the Bank's Business Banking Division manager. Loans in excess of $500,000, as well as loans of any size granted to a single borrower whose aggregate lending relationship exceeds $500,000, and commercial business loans in excess of $250,000, must be approved by the Bank's Board of Directors.

        Loan Originations, Purchases and Sales. During the years ended September 30, 2002 and 2001, the Bank's total gross loan originations were $203.6 million and $156.0 million, respectively. Periodically, the Bank purchases participation interests in construction and land development loans and multi-family loans, secured by properties located in the Bank's primary market area, from other lenders. Such purchases are underwritten to the Bank's underwriting guidelines and are without recourse to the seller other than for fraud. See "-- Lending Activities -- Construction and Land Development Lending" and "-- Lending Activities -- Multi-Family Lending."

        Consistent with its asset/liability management strategy, the Bank's policy has been to retain in its portfolio all of the ARM loans and generally originates fixed rate loans with a view toward sale in the secondary market to the FHLMC; however, from time to time, a portion of fixed-rate loans may be retained in the Bank's portfolio to meet its


asset-liability objectives. Loans sold in the secondary market are generally sold on a servicing retained basis. At September 30, 2002, the Bank's loan servicing portfolio totaled $140.4 million.

        The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended September 30,
	2002	2001	2000

Loans originated:
Mortgage loans:
One- to- four family	$ 83,121	$ 47,534	$ 34,240
Multi-family	177	1,014	7,124
Commercial	40,478	9,400	8,855
Construction and land development	52,596	80,131	69,638
Land	7,224	5,749	6,279
Consumer	13,582	7,831	8,601
Commercial business loans	6,418	4,390	1,497
Total loans originated	203,596	156,049	136,234

Loans purchased:
Mortgage loans:
One- to- four family	106	188	60
Multi-family	--	--	6,16
Commercial	--	--	2,745
Construction	6,360	1,063	--
Land	600	51	--
Commercial business loans	31	--	--
Total loans purchased	7,097	1,302	8,968
Total loans originated and purchased	210,693	157,351	145,202

Loans sold or converted to securities:
Total whole loans sold	(70,167)	(27,597)	(11,800)
Participation loans	--	(3,868)	--
Loans converted to securities	(12,227)	(11,926)	--
Total loans sold or converted to securities	(82,394)	(43,391)	(11,800)

Loan principal repayments	(136,714)	(96,075)	(80,847)
Decrease (increase) in other items, net	7,175	(7,123)	4,366
Net increase (decrease) in loans receivable, net	$ (1,240)	$ 10,762	$ 56,921

        Loan Origination Fees. The Bank, in some instances, receives loan origination fees. Loan fees are a percentage of the principal amount of the loan which are charged to the borrower for funding the loan. The amount of fees charged by the Bank is generally 1.0% to 2.0%. Current accounting standards require fees received and certain loan origination costs for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. Deferred origination loan fees totaled $3.2 million at September 30, 2002.

        Nonperforming Assets and Delinquencies. The Bank assesses late fees or penalty charges on delinquent loans of approximately 5% of the monthly loan payment amount. Substantially all fixed-rate and ARM loan payments are due on the first day of the month; however, the borrower is given a 15 day grace period to make the loan payment. When a mortgage loan borrower fails to make a required payment when due, the Bank institutes collection procedures. A notice is mailed to the borrower 16 days after the date the payment is due. Attempts to contact the borrower by telephone


generally begin on or before the 30th day of delinquency. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. Before the 90th day of delinquency, attempts to interview the borrower, preferably in person, are made to establish (i) the cause of the delinquency, (ii) whether the cause is temporary, (iii) the attitude of the borrower toward the debt, and (iv) a mutually satisfactory arrangement for curing the default.

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

        The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.

	At September 30,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
One- to- four family	$1,138	$ 863	$1,203	$ 941	$ 996
Commercial	688	2,091	551	1,675	2,919
Construction and land development	1,571	491	1,267	390	--
Land	251	610	233	253	397
Consumer loans	49	26	273	330	17
Commercial business loans	44	10	85	--	81

Total	3,741	4,091	3,612	3,589	4,410

Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
Construction and land development	--	--	--	449	396
Total	--	--	--	449	396

Total of nonaccrual and 90 days past due loans	3,741	4,091	3,612	4,038	4,806

Real estate owned and other repossessed assets	680	1,006	1,966	867	1,724
Total nonperforming assets	4,421	5,097	5,578	4,905	6,530

Restructured loans	--	--	--	509	236

Nonaccrual and 90 days or more past due
loans as a percentage of loans receivable, net	1.15%	1.25%	1.14%	1.56%	2.39%

Nonaccrual and 90 days or more past due
loans as a percentage of total assets	0.87%	1.06%	0.98%	1.31%	1.81%

Nonperforming assets as a percentage of total assets	1.03%	1.32%	1.52%	1.60%	2.46%

Loans receivable, net(1)	$326,158	$326,818	$315,646	$258,141	$200,949
Total assets	$431,054	$386,305	$368,080	$307,116	$265,709
_______________
(1)     Includes loans held-for-sale and is before the allowance for loan losses.


        Additional interest income which would have been recorded for the year ended September 30, 2002 had nonaccruing loans been current in accordance with their original terms amounted to approximately $253,000. No interest income was recorded on nonaccrual loans for the year ended September 30, 2002.

        Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At September 30, 2002, the Bank had $680,000 in real estate owned consisting primarily of six one- to- four family properties, and five land parcels.

        Restructured Loans. Under accounting principles generally accepted in the United States of America, the Bank is required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructuring or loan modifications for a borrower does not necessarily always constitute troubled debt restructuring, however, and troubled debt restructuring do not necessarily result in non-accrual loans. The Bank had no restructured loans at September 30, 2002.

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

        The aggregate amounts of the Bank's classified assets (as determined by the Bank), and of the Bank's allowances for loan losses at the dates indicated, were as follows:

	At September 30,
	2002	2001	2000
	(In thousands)

Loss	$ --	$ --	$ --
Doubtful	3	5	206
Substandard(1)	7,965	9,528	7,016
Special mention(1)	12,588	5,820	1,764

Allowance for loan losses	3,630	3,050	2,640
_____________
(1)	For further information concerning the increase in classified assets, see "-- Lending Activities -- Nonperforming Assets and Delinquencies."


        The Bank's classified assets increased by $5.2 million at September 30, 2002, primarily as a result of a $6.8 million increase in loans classified as special mention and a $1.6 million decrease in loans classified as substandard.

        Special mention loan are defined as those credits deemed by management to have some potential weakness that deserve management's close attention. If left uncorrected these potential weaknesses may result in the deterioration of the payment prospects of the loan. Assets in this category are not adversely classified and currently do not expose the Bank to sufficient risk to warrant a substandard classification. Five relationships encompass more than 88% of the loans classified as special mention. They include a $3.5 million loan on a 142-unit motel in Pierce County, a $2.5 million loan secured by a mobile home development in Portland, Oregon, a $2.0 million loan secured by an Alzheimer's/assisted living facility in Kitsap County, and three loans to an established contractor in King County totaling $1.8 million. Each of these loans is current and paying in accordance with the required loan terms.

        Substandard loans are classified as those loans that are inadequately protected by the current net worth, and paying capacity of the obligor, or of the collateral pledged. Assets classified as substandard have a well-defined weakness, or weaknesses that jeopardize the repayment of the debt. If the weakness, or weaknesses are not corrected there is the distinct possibility that some loss will be sustained. The aggregate amount of loans classified as substandard at September 30, 2002 decreased by $1.56 million to $7.97 million from the amount reported at September 30, 2001. At September 30, 2002, 58 loans were classified as substandard compared to 64 at September 30, 2001. The largest loan currently classified substandard is a $1.8 million land development loan (including $882,000 of undisbursed loans in process balance) that was delayed due to an encroachment on the land securing the Bank's loan. The encroachment has been removed and the Bank's borrower is expecting an award from the party that caused the encroachment. The loan is currently not performing in accordance with the required loan terms.

        Allowance for Loan Losses. The allowance for loan losses is maintained to cover losses inherent in the loan portfolio. The Bank has established a systematic methodology for the determination of provisions for loan losses that takes into consideration the need for an overall general valuation allowance. The Bank's methodology for assessing the adequacy of its allowance for loan losses is based on its historic loss experience for various loan segments; adjusted for changes in economic conditions, delinquency rates, and other factors. Using these loss estimate factors, management develops a range of probable loss for each loan category. Certain individual loans for which full collectibility may not be assured are evaluated individually with loss exposure based on estimated discounted cash flows or collateral values. The total estimated range of loss based on these two components of the analysis is compared to the loan loss allowance balance. Based on this review, management will adjust the allowance as necessary to maintain directional consistency with trends in the loan portfolio.

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

        At September 30, 2002, the Bank had an allowance for loan losses of $3.6 million. Management believes that the amount maintained in the allowance is adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

        While the Bank believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition,


because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

        The following table sets forth an analysis of the Bank's allowance for possible loan losses for the periods indicated.

	Year Ended September 30,
	2002	2001	2000	1999	1998
	(Dollars in thousands)

Allowance at beginning of year	$ 3,050	$2,640	$2,056	$ 1,728	$ 1,716
Provision for loan losses	992	1,400	885	363	200
Recoveries:
Mortgage loans:
Commercial real estate	96	20	260	--	--
Consumer loans	13	2	2	--	--
Total recoveries	109	22	262	--	--

Charge-offs:
Mortgage loans:
One- to- four family	16	21	10	--	75
Other	153	324	373	35	113
Commercial business loans	352	667	180	--	--
Total charge-offs	521	1,012	563	35	188
Net charge-offs	412	990	301	35	188
Balance at end of year	$ 3,630	$3,050	$2,640	$2,056	$1,728

Allowance for loan losses as a percentage of total
loans (net)(1) outstanding at the end of the year	1.11%	0.93%	0.84%	0.80%	0.86%

Net charge-offs as a percentage of average loans
outstanding during the year	0.13%	0.31%	0.01%	--%	--%

Allowance for loan losses as a percentage of
nonperforming loans at end of year	97.03%	74.55%	73.09%	50.92%	35.96%
______________
(1)     Total loans (net) includes loans held for sale and is before the allowance for loan losses.


        The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2002		2001		2000		1999		1998
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Category		in Category		in Category		in Category		in Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Mortgage loans:
One- to- four family	$ 322	31.28%	$ 271	35.14%	$ 374	38.85%	$ 288	38.42%	$ 311	43.48%
Multi-family	214	6.67	195	7.95	171	9.54	82	5.32	70	5.36
Commercial	1,072	27.00	793	17.76	662	16.65	674	17.37	706	14.18
Construction	536	22.16	845	28.71	968	25.52	633	30.24	368	27.65
Land	152	4.27	96	3.68	220	3.56	170	3.02	180	3.34
Non-mortgage loans:
Consumer loans	512	6.03	217	4.83	121	4.51	126	4.09	65	5.51
Commercial business
loans	822	2.59	633	1.93	124	1.37	83	1.54	28	0.48
Total allowance
for loan losses	$3,630	100.00%	$3,050	100.00%	$2,640	100.00%	$2,056	100.00%	$1,728	100.00%


Investment Activities

        At September 30, 2002, the Company's investment portfolio totaled $41.6 million, consisting of $23.7 million of securities available for sale and $17.9 million of mortgage-backed securities available for sale. This compares with a total portfolio of $29.4 million at September 30, 2001, comprised of $10.2 million of securities available for sale and $19.2 million of mortgage-backed securities available for sale. The composition of the portfolios by type of security, at each respective date is presented in the table, which follows.

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

        The following table sets forth the investment securities portfolio and carrying values at the dates indicated.

	At September 30,
	2002		2001		2000
	Carrying	Percent of	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total	Value	Total
	(Dollars in thousands)

Available-for-Sale (at fair value):

U.S. Agency Securities	$ --	-- %	$ --	-- %	$ 6,416	25.74%
Mortgage-backed securities	17,888	43.02	19,159	65.24	11,569	46.42
Municipal bonds	40	0.10	57	0.19	71	0.28
Mutual funds	23,654	56.88	10,060	34.25	6,472	25.97
Equity securities	--	--	93	0.32	397	1.59

Total portfolio	$41,582	100.00%	$29,369	100.00%	$24,925	100.00%

        The following table sets forth the maturities and weighted average yields of the investment and mortgage-backed securities in the Company's investment securities portfolio at September 30, 2002. Mutual funds and equity securities, which by their nature do not have maturities, are classified in the less than one year category.

	Less Than		One to		Five to		Over Ten
	One Year		Five Years		Ten Years		Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available-for-Sale:

Mortgage-backed
securities	$ --	--%	$ --	-- %	$5,231	5.96%	$12,657	6.30%
Municipal bonds	--	--	40	6.92	--	--	--	--
Mutual funds	23,654	3.15	--	--	--	--	--	--
Equity securities	--	--	--	--	--	--	--	--

Total portfolio	$23,654	3.15%	$40	6.92%	$5,231	5.96%	$12,657	6.30%


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

        At September 30, 2002 the Bank had $36.2 million of jumbo certificates of deposit of $100,000 or more, which includes $8.6 million in public unit funds. The Bank does not solicit brokered deposits and believes that its jumbo certificates of deposit, which represented 12.4% of total deposits at September 30, 2002, present similar interest rate risk compared to its other deposit products.

        The following table sets forth information concerning the Bank's deposits at September 30, 2002.

	Weighted		Percentage
	Average		of Total
Category	Interest Rate	Amount	Deposits
	(In thousands)
Non-Interest Bearing	-- %	$ 23,585	8.07%
Negotiable order of withdrawal ("NOW") Checking	0.873	42,222	14.44
Passbook Savings	1.831	40,328	13.80
Money Market Accounts	2.235	47,888	16.38

Certificates of Deposit(1)

Maturing within 1 year	3.226	108,899	37.26
Maturing after 1 year but within 2 years	3.625	18,946	6.48
Maturing after 2 years but within 5 years	4.305	8,985	3.07
Maturing after 5 years	5.064	1,463	0.50
	2.339%	$292,316	100.00%
______________________
(1) Based on remaining maturity of certificates.

        The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 2002. Jumbo certificates of deposit have principal balances of $100,000 or more and the rates paid on such accounts are generally negotiable.

Maturity Period	Amount
(In thousands)

Three months or less	$11,033
Over three through six months	10,280
Over six through twelve months	9,153
Over twelve months	5,775
Total	$36,241


    Deposit Flow. The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

	At September 30,
	2002			2001			2000
		Percent			Percent			Percent
		of	Increase		of	Increase		of
	Amount	Total	(Decrease)	Amount	Total	(Decrease)	Amount	Total
	(Dollars in thousands)

Non-interest-bearing	$ 23,585	8.07%	$ 6,609	$ 16,976	7.00%	$ 1,479	$ 15,497	7.29%
NOW checking	42,222	14.44	11,596	30,626	12.64	6,159	24,467	11.51
Passbook savings accounts	40,328	13.80	6,100	34,228	14.12	5,581	28,647	13.47
Money market deposit	47,888	16.38	20,637	27,251	11.24	6,388	20,863	9.81
Certificates of deposit which
mature in the year ending:
Within 1 year	108,899	37.26	(4,836)	113,735	46.93	12,320	101,415	47.70
After 1 year, but within 2 years	18,946	6.48	3,369	15,577	6.43	(1,803)	17,380	8.18
After 2 years, but within 5 years	8,985	3.07	5,857	3,128	1.29	(748)	3,876	1.82
Certificates maturing thereafter	1,463	0.50	612	851	0.35	385	466	0.22

Total	$292,316	100.00%	$49,944	$242,372	100.00%	$29,761	$212,611	100.00%


     Time Deposits by Rates. The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated.

	At September 30,
	2002	2001	2000
	(In thousands)

0.00 - 1.99%	$ 6,674	$ --	$ --
2.00 - 3.99%	104,611	31,110	109
4.00 - 4.99%	18,314	36,673	6,261
5.00 - 5.99%	6,284	30,843	50,198
6.00 - 6.99%	2,254	32,939	61,301
7.00% and over	156	1,726	5,268
Total	$138,293	$133,291	$123,137

        Time Deposits by Maturities. The following table sets forth the amount and maturities of time deposits at September 30, 2001.

	Amount Due
			After
		One to	Two to
	Less Than	Two	Five	After
	One Year	Years	Years	Five Years	Total
	(In thousands)

0.00 - 1.99%	$ 6,562	$ 12	$ 100	$ --	$ 6,674
2.00 - 3.99%	87,400	14,306	2,786	119	104,611
4.00 - 4.99%	9,644	3,482	4,308	880	18,314
5.00 - 5.99%	4,148	553	1,503	80	6,284
6.00 - 6.99%	1,130	575	245	304	2,254
7.00% and over	16	18	43	79	156
Total	$108,900	$ 18,946	$ 8,985	$ 1,462	$138,293

        Deposit Activities. The following table sets forth the savings activities of the Bank for the periods indicated.

	Year Ended September 30,
	2002	2001	2000
	(In thousands)

Beginning balance	$242,372	$212,611	$188,148
Net deposits before interest credited	42,428	20,270	16,070
Interest credited	7,516	9,491	8,393
Net increase in deposits	49,944	29,761	24,463
Ending balance	$292,316	$242,372	$212,611

        Borrowings. Savings deposits are the primary source of funds for the Bank's lending and investment activities and for general business purposes. The Bank has the ability to use advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government)


provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2002, the Bank maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of 35% of the Bank's total assets, under which $61.8 million was outstanding.

        The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated using monthly average balance:

	At or For the
	Year Ended September 30,
	2002	2001	2000
	(Dollars in thousands)

Maximum amount of short-term FHLB
advances at any month end	$10,690	$62,100	$76,700

Approximate average short-term FHLB
advances outstanding	2,935	29,619	62,967

Approximate weighted average rate
paid on short-term FHLB advances	2.81%	5.84%	6.24%

Total short-term FHLB advances at
end of period	155	15,996	64,800

REGULATION OF THE BANK

General

        As a state-chartered, federally insured savings bank, the Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Bank is regularly examined by the FDIC and the Division and files periodic reports concerning the Bank's activities and financial condition with its regulators. The Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal and state law, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents.

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

State Regulation and Supervision

        As a state-chartered savings bank, the Bank is subject to applicable provisions of Washington law and regulations of the Division adopted thereunder. State law and regulations govern the Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in


securities, to offer various banking services to its customers, and to establish branch offices. Under state law, savings banks in Washington also generally have all of the powers that federal savings banks have under federal laws and regulations. The Bank is subject to periodic examination and reporting requirements by and of the Division.

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

        The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessment varies according to the level of capital the institution holds, the balance of insured deposits during the preceding two quarters, and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the ratio of reserves to insured deposits at $1.25 per $100. Both funds currently meet this reserve ratio. Since 1997, the assessment rate for both SAIF and BIF deposits ranged from zero to 0.27% of covered deposits. As a well capitalized bank, the Bank qualified for the lowest rate on its deposits for calendar 2002.

        In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980s to help fund the thrift industry cleanup. The FICO assessment rate is adjusted quarterly.

        Prior to 2000, the FICO assessment rate for BIF-insured deposits was one-fifth the rate applicable to deposits insured by the SAIF. Beginning in 2000, SAIF- and BIF-insured deposits were assessed at the same rate by FICO. As a result, BIF FICO assessments will be higher than in previous periods while SAIF FICO assessments will be lower. For the fourth quarter of 2002, the annualized rate was 1.70 cents per $100 of insured deposits.

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

Prompt Corrective Action

        The FDIC is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be undercapitalized. An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be significantly undercapitalized and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be critically undercapitalized. Subject to a narrow exception, the FDIC is required to appoint a receiver or conservator for a savings institution that is critically undercapitalized. FDIC regulations also require that a capital restoration plan be filed with the FDIC within 45 days of the date a savings institution receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and


restrictions on growth, capital distributions and expansion. The FDIC also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

        At September 30, 2002, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

Standards for Safety and Soundness

        The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the FDIC determines that the Bank fails to meet any standard prescribed by the guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard. FDIC regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

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

        The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets.  At September 30, 2002, the Bank had a Tier 1 leverage capital ratio of 15.6%.  The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution's particular risk profile.

        FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight -- 0%, 20%, 50% or 100% -- based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

        The Division requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At September 30, 2002, the Bank had a net worth of 15.2% of total assets.

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


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

        The table below sets forth the Bank's capital position relative to its FDIC capital requirements at September 30, 2002. The definitions of the terms used in the table are those provided in the capital regulations issued by the FDIC.

	At September 30, 2002
		Percent of Adjusted
	Amount	Total Assets (1)
	(Dollars in thousands)

Tier 1 (leverage) capital	$64,679	15.61%
Tier 1 (leverage) capital requirement	16,571	4.00
Excess	$48,108	11.61%

Tier 1 risk adjusted capital	$64,679	20.52%
Tier 1 risk adjusted capital requirement	12,611	4.00
Excess	$52,068	16.52%

Total risk-based capital	$68,309	21.67%
Total risk-based capital requirement	25,221	8.00
Excess	$43,088	13.67%
_______________
(1)

For the Tier 1 (leverage) capital and Washington regulatory capital calculations, percent of total average assets of $414.3 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $315.3 million.

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


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

Federal Reserve System

        The Federal Reserve Board requires under Regulation D that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. Under Regulation D, a bank must maintain reserves against net transaction accounts in the amount of 3% on amounts of $37.3 million or less, plus 10% on amounts in excess of $37.3 million. In addition, a bank may designate and exempt $5.0 million of certain reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the Federal Reserve. The reserve requirement on non-personal time deposits with original maturities of less than 1.5 years is 0%. As of September 30, 2002, the Bank's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.


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


the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

Gramm-Leach-Bliley Financial Services Modernization Act of 1999

        On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLB Act") was signed into law. The GLB Act was intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the GLB Act:

(1)	repealed the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

(2)	provided a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

(3)	broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

(4)	provided an enhanced framework for protecting the privacy of consumer information;

(5)	adopted a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB system;

(6)	modified the laws governing the implementation of the Community Reinvestment Act; and

(7)	addressed a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

        The Company has not elected to become a financial holding company. Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

The USA Patriot Act

        In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

        Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

        - Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering


compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.

        - Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

        - Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

        - Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

        - Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

        During the first quarter of 2002 the Federal Crimes Enforcement Network (FinCEN), a bureau of the Department of Treasury, issued proposed and interim regulations to implement the provisions of Sections 312 and 352 of the USA PATRIOT Act. To date, it has not been possible to predict the impact the USA PATRIOT Act and its implementing regulations may have on the Company and the Bank.

Sarbanes-Oxley Act of 2002

        The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") was signed into law by President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with the recent accounting scandals at Enron and WorldCom. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

        The Sarbanes-Oxley Act is the most far-reaching U.S. securities legislation enacted in some time. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC"), under the Securities Exchange Act of 1934 ("Exchange Act").

        The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

        The Sarbanes-Oxley Act addresses, among other matters:

  audit committees;

  certification of financial statements by the chief executive officer and the chief financial officer;

  the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;


  a prohibition on insider trading during pension plan black out periods;

  disclosure of off-balance sheet transactions;

  a prohibition on personal loans to directors and officers;

  expedited filing requirements for Form 4s;

  disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

  "real time" filing of periodic reports

  the formation of a public accounting oversight board;

  auditor independence; and

  various increased criminal penalties for violations of securities laws.

        The Sarbanes-Oxley Act contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

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


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

Dividends

        The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.

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

        On May 10, 2002, the Company announced a plan to repurchase 193,659 shares of the Company's stock. This marked the Company's tenth 5% stock repurchase plan. As of September 30, 2002, the Company had repurchased 117,400 shares at an average price of $17.05. As of September 30, 2002, the Company has cumulatively repurchased 2,522,304 (38.1%) of the 6,612,500 shares that were issued when the Company went public in January 1998.

Capital Requirements

        The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets.

        The Company's total risk based capital must equal 8% of risk-weighted assets and one half of the 8%, or 4%, must consist of Tier 1 (core) capital. As of September 30, 2002, the Company's total risk based capital was 24.4% of risk-weighted assets and its risk based capital of Tier 1 (core) capital was 23.2% of risk-weighted assets.

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


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

        The provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has previously recorded deferred taxes equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Bank is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allowed an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years was equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

        Distributions. To the extent that the Bank makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "REGULATION OF THE BANK -- Dividends" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

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


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

Personnel

        As of September 30, 2002, the Bank had 140 full-time employees and 28 part-time employees. The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees is good.

Item 2. Properties

        The Bank operates 13 full-service facilities.  The following table sets forth certain information regarding the Bank's offices at September 30, 2002, all of which are owned, except for the Tacoma office, which is leased.

		Approximate
Location	Year Opened	Square Footage	Deposits
			(In thousands)
Main Office:

624 Simpson Avenue	1966	7,700	$73,187
Hoquiam, Washington 98550

Branch Offices:

300 N. Boone Street	1974	3,400	28,637
Aberdeen, Washington 98520

314 Main South	1975	2,800	21,711
Montesano, Washington 98563

(table continued on following page)

		Approximate
Location	Year Opened	Square Footage	Deposits
			(In thousands)

361 Damon Road	1977	2,100	$23,147
Ocean Shores, Washington 98569

2418 Meridian East	1980	2,400	43,259
Edgewood, Washington 98371

202 Auburn Way South	1994	4,200	19,287
Auburn, Washington 98002

12814 Meridian East (South Hill)	1996	4,200	19,532
Puyallup, Washington 98373

1201 Marvin Road, N.E.	1997	4,400	16,690
Lacey, Washington 98516

101 Yelm Avenue W.	1999	1,800	8,517
Yelm, Washington 98597

20464 Viking Way NW	1999	3,380	8,120
Poulsbo, Washington 98370

2419 224th Street E.	1999	3,865	10,733
Spanaway, Washington 98387

801 Trosper Road SW	2001	3,300	11,909
Tumwater, Washington 98512

7805 South Hosmer Street	2001	5,000	7,587
Tacoma, Washington 98408

Data Center:

422 6th Street	1990	2,700	--
Hoquiam, Washington 98550

        The Bank operates 15 proprietary ATMs that are part of a nationwide cash exchange network.  The Bank also began remodeling a commercial building in Hoquiam, Washington, during the fiscal year ended September 30, 2002, that will become the future location of the Bank's loan servicing department and escrow department.

Item 3. Legal Proceedings

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


Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2002.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock is traded on the Nasdaq National Market under the symbol "TSBK". As of September 30, 2002, there were 4,340,976 shares of common stock issued and approximately 764 shareholders of record, excluding persons or entities who hold stock in nominee or "street name" accounts with brokers. Dividend payments by the Company are dependent primarily on dividends received by the Company from the Bank. Under federal regulations, the dollar amount of dividends the Bank may pay is dependent upon its capital position and recent net income. Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the FDIC regulations. However, institutions that have converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the mutual to stock conversion.

        The following table sets forth the market price range of the Company's common stock for the years ended September 30, 2002, 2001 and 2000. This information was provided by the Nasdaq Stock Market.

	High	Low	Dividends

Fiscal 2002
First Quarter	$15.65	$13.55	$0.11
Second Quarter	15.80	15.01	0.11
Third Quarter	17.45	14.56	0.11
Fourth Quarter	17.40	14.80	0.12

Fiscal 2001
First Quarter	$13.25	$ 11.19	$0.10
Second Quarter	14.63	12.38	0.10
Third Quarter	16.31	13.25	0.10
Fourth Quarter	16.22	13.75	0.11

Fiscal 2000
First Quarter	$12.06	$10.75	$0.08
Second Quarter	11.25	9.81	0.08
Third Quarter	10.88	9.06	0.09
Fourth Quarter	12.56	10.31	0.10


Item 6. Selected Financial Data

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

	At September 30,
	2002	2001	2000	1999	1998
	(In thousands)
SELECTED FINANCIAL CONDITION DATA:

Total assets	$431,054	$386,305	$368,080	$307,116	$ 265,709
Loans receivable and loans held for sale, net	322,528	323,768	313,006	256,085	199,221
Investment securities available-for-sale	23,694	10,210	13,356	15,326	16,147
Mortgage-backed securities available-for-sale	17,888	19,159	11,569	13,992	17,555
FHLB Stock	5,139	4,830	4,150	2,338	1,713
Cash and due from financial institutions and
interest-bearing deposits in banks	36,073	13,439	12,002	8,126	21,784
Deposits	292,316	242,372	212,611	188,148	170,834
FHLB advances	61,759	68,978	81,137	45,084	11,618
Shareholders' equity	74,396	71,809	72,312	72,245	81,780

	Year Ended September 30,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
SELECTED OPERATING DATA:

Interest and dividend income	$30,263	$ 31,692	$ 28,362	$ 23,109	$ 20,650
Interest expense	10,890	13,924	12,427	8,363	8,144
Net interest income	19,373	17,768	15,935	14,746	12,506
Provision for loan losses	992	1,400	885	363	200
Net interest income after
provision for loan losses	18,381	16,368	15,050	14,383	12,306
Noninterest income	4,658	2,927	1,738	592	1,540
Noninterest expense	12,716	11,092	7,966	7,160	6,340
Income before income taxes	10,323	8,203	8,822	7,815	7,506
Provision for income taxes	3,432	2,741	2,925	2,597	2,410
Net income	$ 6,891	$ 5,462	$ 5,897	$ 5,218	$ 5,096

Earnings per common share:
Basic	$1.76	$ 1.30	$ 1.31	$ 1.03	$ 0.84
Diluted	$1.71	$ 1.28	$ 1.31	$ 1.03	$ 0.84
Dividends per share	$0.45	$ 0.41	$ 0.35	$ 0.27	$ 0.12
Dividend payout ratio	25.57%	31.54%	26.72%	26.21%	14.29%


	At September 30,
	2002	2001	2000	1999	1998

OTHER DATA:

Number of real estate loans outstanding	2,911	3,041	3,000	2,797	2,708
Deposit accounts	36,896	30,893	24,195	22,527	22,014
Full-service offices	13	13	11	9	8

	At or For the Year Ended September 30,
	2002	2001	2000	1999	1998

KEY FINANCIAL RATIOS:

Performance Ratios:
Return on average assets (1)	1.73%	1.47%	1.75%	1.89%	1.99%
Return on average equity (2)	9.42	7.53	8.27	6.95	7.56
Interest rate spread (3)	4.34	3.95	3.85	4.25	3.87
Net interest margin (4)	5.08	4.99	4.95	5.56	5.13
Average interest-earning assets to average
interest-bearing liabilities	125.73	126.58	128.55	141.50	137.84
Noninterest expense as a percent of
average total assets	3.19	2.99	2.37	2.60	2.47
Efficiency ratio (5)	52.91	53.60	45.07	46.68	45.14
Book value per share (6)	$17.14	$15.71	$15.09	$13.85	$13.02
Book value per share (7)	18.69	17.20	16.58	15.21	14.15

Asset Quality Ratios:
Nonaccrual and 90 days or more past due loans
as a percent of loans receivable, net (8)	1.15%	1.25%	1.14%	1.56%	2.39%
Nonperforming assets as a
percent of total assets	1.03	1.32	1.52	1.60	2.46
Allowance for loan losses as a percent of total
loans receivable, net (8)	1.11	0.93	0.84	0.80	0.86
Allowance for losses as a percent
of nonperforming loans	97.03	74.55	73.09	50.92	36.00
Net charge-offs to average outstanding loans	0.13	0.31	0.01	--	--
Capital Ratios:
Total equity-to-assets ratio	17.26	18.59	19.65	23.52	30.78
Average equity to average assets (9)	18.37	19.52	21.19	27.25	26.27
__________________
(1)	Net income divided by average total assets.
(2)	Net income divided by average total equity.
(3)	Difference between weighted average yield on interest-earning assets and weighted average interest-bearing liabilities.
(4)	Net interest income (before provision for loan losses) as a percentage of average interest-earning assets.
(5)	Other expenses (excluding federal income tax expense) divided by the sum of net interest income and noninterest income.
(6)	Calculation includes ESOP shares not committed to be released.
(7)	Calculation excludes ESOP shares not committed to be released.
(8)	Loans receivable includes loans held for sale and is not net of allowance for loan losses.
(9)	Average total equity divided by average total assets.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto. Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this Annual Report contain certain "forward-looking statements" concerning the future operations of Timberland Bancorp, Inc. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in our Annual Report. We have used "forward-looking statements" to describe future plans and strategies, including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements.

Operating Strategy

        The Bank is a community-oriented bank which has traditionally offered a wide variety of savings products to its retail customers while concentrating its lending activities on real estate loans. The primary elements of the Bank's operating strategy include:

        Emphasize Residential Mortgage Lending and Residential Construction Lending. The Bank has historically attempted to establish itself as a niche lender in its primary market areas by focusing its lending activities primarily on the origination of loans secured by one- to- four family residential dwellings, including an emphasis on loans for the construction of residential dwellings. In an effort to meet the credit needs of borrowers in its primary area, the Bank actively originates one- to- four family mortgage loans that do not qualify for sale in the secondary market under FHLMC guidelines. The Bank has also been an active participant in the secondary market, originating residential loans for sale to the FHLMC on a servicing retained basis.

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

        Limit Exposure to Interest Rate Risk. In recent years, the loans that the Bank has retained in its portfolio generally have periodic interest rate adjustment features or have been relatively short-term in nature. Loans originated for portfolio retention primarily have included ARM loans and short-term construction loans. Longer term fixed-rate mortgage loans have generally been originated for sale in the secondary market. Management believes that the interest rate sensitivity of these adjustable rate and short-term loans more closely match the interest rate sensitivity of the Bank's funding sources than do other longer duration assets with fixed interest rates.

        Emphasize the Origination of Commercial Real Estate and Commercial Business Loans. The Bank established a business banking division in 1998 for the purpose of increasing the Bank's origination of commercial real estate and


commercial business loans. Originally, three lenders were hired to staff the division. Currently, seven lenders are active in the origination of commercial loans.

        Increase the Consumer Loan Portfolio. In 2001 the Bank hired a consumer loan specialist to increase the origination of consumer loans. The consumer loans generated since that time have been secured primarily by real estate. The Bank expects to continue expanding its portfolio of consumer loans.

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

        Sharp increases or decreases in interest rates may adversely affect the Bank's earnings. However, based on a rate shock analysis prepared by the FHLB of Seattle, an increase in interest rates of up to 300 basis points would increase the Bank's projected net interest income, primarily because a larger portion of the Bank's interest rate sensitive assets than interest rate sensitive liabilities would reprice within a one year period. Similarly, further decreases in interest rates would negatively affect net interest income, as repricing would have the opposite effect. Management has sought to sustain the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Bank actively originates adjustable rate loans for retention in its loan portfolio. Fixed-rate mortgage loans generally are originated for the immediate or future resale in the secondary mortgage market. At September 30, 2002, adjustable rate mortgage loans and adjustable rate mortgage-backed securities constituted $193.7 million or 55.6%, of the Bank's total combined mortgage loan and mortgage-backed securities portfolio. Although the Bank has sought to originate ARM loans, the ability to originate such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed rate loans.

        Consumer loans and construction and land development loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Bank's exposure to fluctuations in interest rates.


At September 30, 2002, the construction and land development, and consumer loan portfolios amounted to $80.1 million and $21.8 million, or 22.2% and 6.0% of total loans receivable (including loans held for sale), respectively.

        Quantitative Aspects of Market Risk. Management of the Bank monitors the Bank's interest rate sensitivity through the use of a model provided for the Bank by the FHLB of Seattle. The model estimates the changes in NPV (net portfolio value) and net interest income in response to a range of assumed changes in market interest rates. The model first estimates the level of the Bank's NPV (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment. In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates. The model then recalculates the Bank's NPV under different interest rate scenarios. The change in NPV under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk. The following table is provided by the FHLB of Seattle based on data at September 30, 2002.

Projected	Net Interest Income			Current Market Value
Interest Rate	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Scenario	Value	from Base	from Base	Value	from Base	from Base
	(Dollars in thousands)

+300	$17,835	$1,893	11.87%	$53,351	$ (5,184)	(8.86)%
+200	17,313	1,371	8.60	54,535	(4,001)	(6.83)
+100	16,680	738	4.63	54,316	(4,220)	(7.21)
BASE	15,942	--	--	58,536	--	--
-100	14,904	(1,038)	(6.51)	51,061	(7,475)	(12.77)
-200	13,607	(2,336)	(14.65)	49,103	(9,433)	(16.11)
-300	11,499	(4,443)	(27.87)	47,416	(11,120)	(19.00)

        Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit decay, and should not be relied upon as indicative of actual results. Furthermore, the computations do not reflect any actions management may undertake in response to changes in interest rates.

        In the event of a 200 basis point decrease in interest rates, the Bank would be expected to experience a 16.1% decrease in NPV and a 14.7% decrease in net interest income. In the event of a 200 basis point increase in interest rates, a 6.8% decrease in NPV and an 8.6% increase in net interest income would be expected. Based upon the modeling described above, the Bank's asset and liability structure generally results in decreases in NPV and decreases in net interest income in a declining interest rate scenario. This structure also generally results in decreases in NPV and increases in net interest income in a rising interest rate environment.

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

Comparison of Financial Condition at September 30, 2002 and 2001

        Total Assets: Total assets increased by $44.7 million to $431.1 million at September 30, 2002 from $386.3 million at September 30, 2001 primarily due to increased deposit levels.


        Cash and Due from Financial Institutions: Cash and due from financial institutions and interest-bearing deposit balances in banks increased to $36.1 million at September 30, 2002 from $13.4 million at September 30, 2001. This increase is primarily due to investing proceeds from increased customer deposits.

        Investments, Mortgage-backed Securities and FHLB Stock: Investments, mortgage-backed securities and FHLB stock increased to $46.7 million at September 30, 2002 from $34.2 million at September 30, 2001 primarily due to the conversion of $12.2 million in fixed rate loans held for sale to mortgage-backed securities. For additional details on investments and mortgage-backed securities, see Note 3 to the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

        Loans Receivable and Loans Held for Sale, net of allowance for loan losses: Net loans receivable, including loans held-for-sale, decreased $1.2 million to $322.5 million at September 30, 2002 from $323.8 at September 30, 2001, primarily due to an $18.6 million decrease in the Bank's net construction loan portfolio and a $16.9 million decrease in the Bank's one-to-four family mortgage loan portfolio. The construction loan decrease resulted primarily from the pay down of loans secured by condominium projects pursuant to unit sales and the conversion of construction loans to permanent status. The decrease of one-to-four family mortgages held in the portfolio was primarily due to the conversion of $12.2 million of loans held for sale to mortgage-backed securities and the sale of $70.2 million in fixed rate one-to-four family mortgage loans during the twelve-month period. The decreases in construction and one-to-four family mortgages were partially offset by a $34.1 million increase in commercial real estate and business loans, which were originated primarily by the Bank's Business Banking Division.

        Bank owned life insurance ("BOLI"): The Bank purchased $10.0 million of BOLI during the September 30, 2002 quarter. The annual increases in the cash surrender value of the insurance policies are reported as tax-exempt non-interest income under the current provisions of the IRS code. The Bank anticipates that the tax-equivalent yield on this asset will be greater than alternative investments and will help the Bank offset the cost of employee benefit plans.

        Real Estate Owned, Net: Real Estate Owned, net, decreased to $680,000 from $1.0 million at September 30, 2001. This balance decreased due to $459,000 in one-to-four family REO's and $260,000 in land REO's being sold and was offset by the addition of $430,000 in one-to-four family REO's. For additional information, see "Item 1, Business -- Lending Activities -- Nonperforming Assets" and Note 7 to the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

        Deposits: Deposits increased by 20.6% to $292.3 million at September 30, 2002 from $242.4 million at September 30, 2001, primarily due to a $20.6 million increase in the Bank's money market accounts, an $11.6 million increase in N.O.W checking accounts, a $6.1 million increase in passbook savings accounts and a $6.6 million increase in non-interest bearing accounts. Management attributes the deposit growth to its targeted marketing program and to consumer uncertainty regarding alternative investment options.

        Borrowings: Borrowings decreased $7.2 million to $61.8 million at September 30, 2002 from $69.0 million at September 30, 2001, as funds from increased deposits were used to pay down the level of FHLB advances.

        Shareholders' Equity: Total shareholders' equity increased by $2.6 million to $74.4 million at September 30, 2002 from $71.8 million at September 30, 2001. The components of shareholder's equity were affected by net income of $6.9 million, the repurchase of 274,272 shares of the Company's stock for $4.4 million, the payment of $2.0 million in dividends to shareholders, and a $255,000 increase in accumulated other comprehensive income. Also affecting shareholders equity were decreases of $645,000 in the equity component related to unearned shares issued to the Management Recognition and Development Plan and $529,000 in the equity component related to the unearned shares issued to the Employee Stock Ownership Plan, and a $588,000 increase to additional paid in capital from the exercise of stock options.

        On May 10, 2002 the Company announced a plan to repurchase 193,659 shares of the Company's stock. This marked the Company's tenth 5% stock repurchase plan. As of September 30, 2002, the Company had purchased 117,400


of these shares and cumulatively had repurchased 2,522,304 (38.1%) of the 6,612,500 shares that were issued when the Company went public in January 1998.

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

        Investments, Mortgage-backed Securities and FHLB Stock: Investments, mortgage-backed securities and FHLB stock increased to $34.2 million at September 30, 2001 from $29.1 million at September 30, 2000. The increase is primarily a result of the purchase of $10.0 million in mortgage-backed securities in connection with the Bank's asset liability management strategies, and was partially offset by redemptions to fund share repurchases, and scheduled amortization and prepayments. During the year, the Bank converted $11.9 million in fixed rate loans held for sale to mortgage-backed securities. These newly created securities were then sold and the proceeds were used to purchase other mortgage-backed securities with shorter maturities. For additional details on investments and mortgage-backed securities, see Note 3 to the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

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

        Real Estate Owned, Net: Real Estate Owned, net, decreased to $1.0 million at September 30, 2001 from $2.0 million at September 30, 2000. This balance decreased primarily due to the sale of the Bank's largest REO, a convenience store with retail space in Kitsap County, Washington. For additional information see "Item 1, Business - - Lending Activities - - Nonperforming Assets" and Note 7 to the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

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

        On September 24, 2001 the Company announced a plan to repurchase 200,872 shares of the Company's stock. This marked the Company's ninth 5% stock repurchase plan. As of September 30, 2001, the Company had repurchased


44,000 of these shares and cumulatively had repurchased a total of 2,248,032 (34.0%) of the 6,612,500 shares that were issued when the Company went public in January 1998.

Comparison of Operating Results for Years Ended September 30, 2002 and 2001

        Net Income: Net income for the year ended September 30, 2002 was $6.89 million or $1.71 per diluted share ($1.76 per basic share) compared to net income of $5.46 million or $1.28 per diluted share ($1.30 per basic share) for the year ended September 30, 2001. The primary factors affecting the improved performance for the current year were increased net interest income, increased deposit fee income, increased income from loan sales, and a decreased provision for loan losses. These items were partially offset by higher non-interest expenses.

        Net Interest Income: Net interest income increased 9.03 % to $19.37 million for the year ended September 30, 2002 from $17.77 million for the year ended September 30, 2001, primarily due to decreased funding costs. Interest expense decreased by $3.03 million as the Company's overall cost of funds decreased to 3.59% for the year ended September 30, 2002 from 4.95% for the year ended September 30, 2001. Total interest income decreased $1.43 million to $30.26 million for the year ended September 30, 2002 from $31.69 million for the year ended September 30, 2001 primarily due to lower average yields on interest earning assets, from 8.90% in 2001 to 7.93% in 2002. The Company's net interest margin was 5.08% for the year ended September 30, 2002 compared to a net interest margin of 4.99% for the year ended September 30, 2001, primarily due to interest-bearing liabilities repricing more quickly than interest earning assets in the declining rate environment.

        Provision for Loan Losses:  The provision for loan losses decreased to $992,000 for the year ended September 30, 2002 from $1.4 million for the year ended September 30, 2001. The provision for loan losses was lower in 2002 primarily because the Bank experienced a lower level of net charge-offs in 2002. For the years ended September 30, 2002 and 2001, net charge-offs were $412,000 and $990,000, respectively. During the year ended September 30, 2001 the Bank made a special $600,000 provision for loan losses when it determined that the credit quality of a large commercial business loan had deteriorated. The loan was subsequently charged off in the year ended September 30, 2001.

        The Bank has established a systematic methodology for the determination of provisions for loan losses. On a quarterly basis the Bank performs an analysis taking into consideration historic loss experience for various loan segments, changes in economic conditions, delinquency rates, and other factors to determine the level of allowance for loan losses needed. The allowance for loan losses increased $580,000 to $3.63 million at September 30, 2002 from $3.05 million at September 30, 2001. The increased level of allowance for loan losses was primarily due to changes in the composition of the loan portfolio and increased loss factors utilized in the allowance for loan loss analysis.

        Changes in the composition of the loan portfolio were responsible for a portion of the increased allowance for loan losses. The percentage of commercial real estate loans in the Bank's loan portfolio increased to 27.0% of total loans receivable at September 30, 2002 from 17.8% at September 30, 2001, while the percentage of one- to- four family residential mortgage loans decreased to 31.3% of total loans receivable at September 30, 2002 from 35.1% at September 30, 2001. Commercial real estate lending typically involves a greater degree of risk than one- to- four family residential mortgage lending and therefore commercial real estate loans have been assigned a loss factor that is greater than the loss factor assigned to one- to- four family residential mortgage loans.

        Estimated loss factors used in the allowance for loan loss analysis are established based in part on historic charge-off data by loan category and economic conditions. Based on the trends in historical charge-offs analysis, the loss factors used in the allowance for loan loss analysis for commercial business loans and credit cards were increased during the year ended September 30, 2002. The loss estimate factors for one- to- four family mortgage loans, multi family loans, commercial real estate loans, construction loans and land loans were also increased to a lesser extent due to weaknesses and uncertainties in the regional economy.

        Based on the systematic methodology management deemed the allowance for loan losses of $3.63 million at September 30, 2002 (1.11% of loans receivable and 97.0 % of non-performing loans) adequate to provide for estimated


losses based on an evaluation of known and inherent risks in the loan portfolio at that date. For additional information, see "Item 1, Business -- Lending Activities - Allowance for Loan Losses" included herein.

        Non-interest Income: For the year ended September 30, 2002 non-interest income increased $1.73 million to $4.66 million from $2.93 million for the year ended September 30, 2001. This increase is primarily due to an $822,000 increase in service charges on deposits, and a $609,000 increase in gain on sale of loans. The increased deposit-related service charge income is primarily a result of the Bank's checking account acquisition program. The increased loan sale gains are a result of the Company selling $70.2 million in fixed-rate one-to-four family loans during the year compared to $27.6 million in 2001.

        Non-interest Expense: Total non-interest expense increased $1.62 million for the year ended September 30, 2002 compared to 2001. This increase is primarily reflected in a $945,000 increase in salary and benefit expense due primarily to increased numbers of employees, a $239,000 increase in ATM operating expenses, a $172,000 increase in expenses related to premises and equipment resulting from new branches, and a $102,000 increase in profitability improvement consulting fees. Also affecting the year-to-year comparison was the recovery in 2001 of a prior NSF kiting related expense. This recovery reduced the non-interest expense for the 2001 year by $150,000.

        Provision for Income Taxes: The provision for income taxes increased to $3.4 million for the year ended September 30, 2002 from $2.7 million for the year ended September 30, 2001 primarily as a result of higher income before income taxes. The effective rate was 33.2% for the year ended September 30, 2002 and 33.4% for the year ended September 30, 2001.

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

        Provision for Loan Losses:  The provision for loan losses increased to $1.4 million for the year ended September 30, 2001 from $885,000 for the year ended September 30, 2000. The provision for loan losses was higher in 2001 primarily because the Bank experienced a higher level of net charge-offs in 2001. For the years ended September 30, 2001 and 2000, net charge-offs were $990,000 and $301,000, respectively. During the year ended September 30, 2001 the Bank made a special $600,000 provision for loan losses when it determined that the credit


quality of a large commercial business loan had deteriorated. The loan was subsequently charged off in the year ended September 30, 2001.

        The Bank has established a systematic methodology for the determination of provisions for loan losses. On a quarterly basis the Bank performs an analysis taking into consideration historic loss experience for various loan segments, changes in economic conditions, delinquency rates, and other factors to determine the level of allowance for loan losses needed. The allowance for loan losses increased $410,000 to $3.05 million at September 30, 2001 from $2.64 million at September 30, 2000. The increased level of allowance for loan losses was primarily due to increased loss factors utilized in the allowance for loan loss analysis and increased commercial business loans held in the Bank's loan portfolio.

        Changes in the composition of the loan portfolio were responsible for a portion of the increased allowance for loan losses. Commercial business loans increased by 48.7% to $7.2 million at September 30, 2001 from $4.8 million at September 30, 2000. One- to- four family residential mortgage loans, however, decreased by $6.7 million to $130.1 million at September 30, 2001 from $136.8 million at September 30, 2000. Commercial business lending typically involves a greater degree of risk than one- to- four family residential mortgage lending and therefore commercial real estate loans have been assigned a loss factor that is greater than the loss factor assigned to one- to- four family residential mortgage loans.

        Estimated loss factors used in the allowance for loan loss analysis are established based in part on historic charge-off data by loan category and economic conditions. Based on the trends in historic charge-offs analysis, the loss factors used in the allowance for loan loss analysis for commercial business loans and credit cards were increased during the year ended September 30, 2001.

        Based on the systematic methodology management deemed the allowance for loan losses of $3.05 million at September 30, 2001 (0.93% of loans receivable and 74.6 % of non-performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date. For additional information, see "Item 1, Business -- Lending Activities - Allowance for Loan Losses" included herein.

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

Nonperforming Assets

        Information with respect to the Bank's nonperforming assets at September 30, 2002 and September 30, 2001 is contained in "Item 1, Business -- Lending Activities -- Nonperforming Assets and Delinquencies."


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


	Year Ended September 30,
	2002			2001			2000
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
				(Dollars in thousands)

Interest-earning assets:
Loans receivable (1)(2)	$323,820	$27,764	8.57%	$323,889	$29,777	9.19%	$289,377	$26,325	9.10%
Mortgage-backed and
investment securities	23,287	1,416	6.08	15,735	962	6.11	18,966	1,183	6.24
FHLB stock and equity securities	20,417	848	4.15	13,058	791	6.06	11,009	713	6.48
Interest-bearing deposits	13,960	235	1.68	3,400	162	4.76	2,697	141	5.23
Total interest-earning assets	381,484	30,263	7.93	356,082	31,692	8.90	322,049	28,362	8.81
Non-interest-earning assets	16,859			15,421			14,457

Total assets	$398,343			$371,503			$336,506

Interest-bearing liabilities:
Passbook accounts	$37,311	727	1.95	$ 28,956	728	2.51	$ 27,183	694	2.55
Money market accounts	38,020	1,101	2.90	22,875	921	4.03	18,947	741	3.91
NOW accounts	34,654	410	1.18	25,436	447	1.76	22,414	384	1.71
Certificates of deposit	130,110	5,278	4.06	128,174	7,395	5.77	117,466	6,574	5.60
FHLB advances-other
borrowed money	63,315	3,374	5.33	75,867	4,433	5.84	64,518	4,034	6.25
Total interest bearing liabilities	303,410	10,890	3.59	281,308	13,924	4.95	250,528	12,427	4.96
Non-interest bearing liabilities	21,764			17,683			14,656
Total liabilities	325,174			298,991			265,184

Shareholders' equity	73,169			72,512			71,322
Total liabilities and
shareholders' equity	$398,343			$371,503			$336,506

Net interest income		$19,373			$17,768		$15,935
Interest rate spread.			4.34%			3.95%			3.85%
Net interest margin (3)			5.08%			4.99%			4.95%
Ratio of interest-earning assets to
average interest-bearing liabilities			125.73%			126.58%			128.55%
________________
(1)	Does not include interest on loans 90 days or more past due. Includes loans originated for sale. Amortized net deferred loan fees are included with interest and dividends.
(2)	Average balance includes nonaccrual loans.
(3)	Net interest income divided by total interest earning assets.


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

	Year Ended September 30,			Year Ended September 30,
	2002 Compared to Year			2001 Compared to Year
	Ended September 30, 2001			Ended September 30, 2000
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
			Net			Net
	Rate	Volume	Change	Rate	Volume	Change
			(In thousands)

Interest-earning assets:
Loans receivable (1)	$(2,007)	$ (6)	$(2,013)	$ 263	$3,189	$3,452
Investments and mortgage-
backed securities	(5)	459	454	(24)	(197)	(221)
FHLB stock and equity securities	(299)	356	57	(47)	125	78
Interest-bearing deposits	(161)	234	73	(14)	35	21
Total net change in income
on interest-earning assets	(2,472)	1,043	(1,429)	178	3,152	3,330

Interest-bearing liabilities:
Passbook accounts	(185)	184	(1)	(11)	44	33
NOW accounts	(171)	134	(37)	24	158	182
Money market accounts	(310)	490	180	11	54	65
Certificate accounts	(2,227)	110	(2,117)	204	614	818
FHLB advances and other
borrowed money	(368)	(691)	(1,059)	(276)	675	399
Total net change in expense
on interest-bearing liabilities	(3,261)	227	(3,034)	(48)	1,545	1,497
Net change in net interest income	$ 789	$816	$1,605	$226	$1,607	$1,833
______________
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

        The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2002, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 26.8%. At September 30, 2002, the Bank also maintained


an uncommitted credit facility with the FHLB of Seattle that provided for immediately available advances up to an aggregate equal to 35% of total assets, under which $61.8 million was outstanding.

        Liquidity management is both a short- and long-term responsibility of the Bank's management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, and (iv) yields available on interest- bearing deposits. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and collateral for repurchase agreements.

        The Bank's primary investing activity is the origination of one- to- four family mortgage loans and construction and land development loans. During the years ended September 30, 2002, 2001, and 2000, the Bank originated $83.1 million, $47.5 million and $34.2 million of one- to- four family mortgage loans and $52.6 million, $80.1 million and $69.6 million of construction and land development loans, respectively. At September 30, 2002, the Bank had mortgage loan commitments totaling $19.6 million, standby letters of credit totaling $50,000, and undisbursed loans in process totaling $32.3 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2002 totaled $108.9 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

        The Bank's liquidity is also impacted by the volume of loans sold and loan principal payments. During the years ended September 30, 2002, 2001, and 2000, the Bank sold $70.2 million, $27.6 million, and $11.8 million in fixed rate one- to- four family mortgage loans. The increased loans sales were due in large part to the refinancing cycle brought on by decreasing interest rates. During the years ended September 30, 2002, 2001, and 2000, the Bank received $136.7 million, $96.1 million, and $80.8 million in principal repayments.

        The Bank's liquidity has been impacted by increases in deposit levels. During the years ended September 30, 2002, 2001, and 2000, deposits increased by $49.9 million, $29.8 million, and $24.5 million. The increased deposits allowed the Bank to pay down the level of advances from the FHLB. The level of advances from the FHLB has decreased during this period to $61.8 million at September 30, 2002 from $81.1 million at September 30, 2000.

        The level of investment securities and interest bearing deposits increased to $67.1 million at September 30, 2002 from $32.8 million at September 30, 2001. The Bank also purchased $10.0 million in Bank owned life insurance during the year ended September 30, 2002.

        Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At September 30, 2002, the Bank was in compliance with all applicable capital requirements. For additional details see the regulatory capital table in Note 18 to the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data" and "Item 1, Business -- Regulation of the Bank -- Capital Requirements."

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


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The information contained under "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk and Asset and Liability Management" of this Form 10-K is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

TIMBERLAND BANCORP, INC. AND SUBSIDIARY

Index to Consolidated Financial Statements

Page

Independent Auditors' Reports	51
Consolidated Balance Sheets as of September 30, 2002 and 2001	53
Consolidated Statements of Income For the Years Ended
September 30, 2002, 2001, and 2000	54
Consolidated Statements of Shareholders' Equity For the
Years Ended September 30, 2002, 2001 and 2000	55
Consolidated Statements of Cash Flows For the Years Ended
September 30, 2002, 2001 and 2000	56
Consolidated Statements of Comprehensive Income For the
Years Ended September 30, 2002, 2001 and 2000	58
Notes to Consolidated Financial Statements	59

Independent Auditor's Report

The Board of Directors
Timberland Bancorp, Inc.
Hoquiam, Washington

We have audited the accompanying consolidated balance sheets of Timberland Bancorp, Inc. and Subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, cash flows and comprehensive income for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the 2002 and 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Timberland Bancorp, Inc. and Subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

Tacoma, Washington
October 30, 2002


Independent Auditor's Report

The Board of Directors
Timberland Bancorp, Inc.
Hoquiam, Washington

We have audited the accompanying consolidated statements of income, shareholders' equity, cash flows and comprehensive income of Timberland Bancorp, Inc. and Subsidiaries for the year ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Timberland Bancorp, Inc. and Subsidiaries for the year ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Knight Vale & Gregory PLLC

Tacoma, Washington
November 2, 2000


Consolidated Balance Sheets

(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2002 and 2001

	2002	2001
Assets
Cash and due from financial institutions	$ 10,580	$ 10,017
Interest bearing deposits in banks	25,493	3,422
Investments and mortgage-backed securities (available for sale)	41,582	29,369
Federal Home Loan Bank stock (at cost)	5,139	4,830

Loans receivable, net	319,367	305,746
Loans held for sale	3,161	18,022
	322,528	323,768

Premises and equipment	11,664	10,660
Real estate owned	680	1,006
Accrued interest receivable	1,604	1,880
Bank owned life insurance (BOLI)	10,036	- -
Other assets	1,748	1,353

Total assets	$ 431,054	$ 386,305

Liabilities and Shareholders' Equity

Liabilities
Deposits	$ 292,316	$ 242,372
Federal Home Loan Bank advances	61,759	68,978
Other liabilities and accrued expenses	2,583	3,146
Total liabilities	356,658	314,496

Shareholders' Equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	- -	- -
Common stock, $0.01 par value; 50,000,000 shares authorized; 2002 - 4,340,976 shares issued, 3,856,536 shares outstanding; 2001 - 4,570,995 shares issued, 4,010,303 shares outstanding; (unallocated ESOP shares and unvested MRDP shares are not considered outstanding)	43	46
Additional paid-in capital	35,857	39,574
Unearned shares issued to employee stock ownership trust	(5,419)	(5,948)
Unearned shares issued to management recognition and & development plan	(1,826)	(2,471)
Retained earnings	45,210	40,332
Accumulated other comprehensive income	531	276
Total shareholders' equity	74,396	71,809

Total liabilities and shareholders' equity	$ 431,054	$ 386,305

See notes to consolidated financial statements.


Consolidated Statements of Income

(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2002, 2001 and 2000

	2002	2001	2000
Interest and Dividend Income
Loans receivable	$27,764	$29,777	$26,325
Investments and mortgage-backed securities	1,416	962	1,183
Dividends from investments	848	791	713
Interest bearing deposits in banks	235	162	141
Total interest and dividend income	30,263	31,692	28,362

Interest Expense
Deposits	7,516	9,491	8,393
Federal Home Loan Bank advances	3,374	4,433	4,034
Total interest expense	10,890	13,924	12,427

Net interest income	19,373	17,768	15,935

Provision for Loan Losses	992	1,400	885

Net interest income after provision for loan losses	18,381	16,368	15,050

Non-Interest Income
Service charges on deposits	1,862	1,040	507
Gain on sale of loans, net	976	367	103
Market value adjustment on loans held for sale	- -	175	408
Gain (loss) on sale of securities available for sale, net	(15)	205	(22)
Escrow fees	261	205	198
Servicing income (expenses) on loans sold	326	152	(2)
ATM transaction fees	632	379	250
Other	616	404	296
Total non-interest income	4,658	2,927	1,738

Non-Interest Expense
Salaries and employee benefits	6,987	6,042	4,535
Premises and equipment	1,380	1,208	960
Advertising	777	950	389
Real estate owned	114	481	134
ATM expenses	510	271	173
Other	2,948	2,140	1,775
Total non-interest expense	12,716	11,092	7,966

Income before federal income taxes	10,323	8,203	8,822

Federal Income Taxes	3,432	2,741	2,925

Net income	$ 6,891	$ 5,462	$ 5,897

Earnings Per Common Share
Basic	$1.76	$1.30	$1.31
Diluted	1.71	1.28	1.31

See notes to consolidated financial statements.


Consolidated Statements of Shareholders' Equity

(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2002, 2001 and 2000

	Common Shares	Stock Amount	Additional Paid-in Capital	Unearned Shares Issued to Employee Stock Ownership Trust	Unearned Shares Issued to Management Recognition and Develop- ment Plan	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total

Balance, September 30, 1999	4,750,139	$52	$46,943	($7,005)	$ - -	$32,646	($391)	$72,245
Net income	- -	- -	- -	- -	- -	5,897	- -	5,897
Repurchase of common stock	(424,127)	(4)	(4,599)	- -	- -	- -	- -	(4,603)
Cash dividends ($.35 per share)	- -	- -	- -	- -	- -	(1,748)	- -	(1,748)
Earned ESOP shares	35,267	- -	(94)	528	- -	- -	- -	434
Change in fair value of securities available for sale, net of tax	- -	- -	- -	- -	- -	- -	87	87

Balance, September 30, 2000	4,361,279	48	42,250	(6,477)	- -	36,795	(304)	72,312

Net income	- -	- -	- -	- -	- -	5,462	- -	5,462
Issuance of MRDP shares	- -	2	3,222	- -	(3,224)	- -	- -	- -
Repurchase of common stock	(428,827)	(4)	(5,914)	- -	- -	- -	- -	(5,918)
Exercise of stock options	1,600	- -	19	- -	- -	- -	- -	19
Cash dividends ($.41 per share)	- -	- -	- -	- -	- -	(1,925)	- -	(1,925)
Earned ESOP shares	35,266	- -	(26)	529	- -	- -	- -	503
Earned MRDP shares	40,985	- -	23	- -	753	- -	- -	776
Change in fair value of securities available for sale, net of tax	- -	- -	- -	- -	- -	- -	580	580

Balance, September 30, 2001	4,010,3034	46	39,574	(5,948)	(2,471)	40,332	276	71,809

Net income	- -	- -	- -	- -	- -	6,891	- -	6,891
Repurchase of common stock	(274,272)	(3)	(4,411)	- -	- -	- -	- -	(4,414)
Exercise of stock options	44,253	- -	588	- -	- -	- -	- -	588
Cash dividends ($.45 per share)	- -	- -	- -	- -	- -	(2,013)	- -	(2,013)
Earned ESOP shares	35,267	- -	27	529	- -	- -	- -	556
Earned MRDP shares	40,985	- -	79	- -	645	- -	- -	724
Change in fair value of securities available for sale, net of tax	- -	- -	- -	- -	- -	- -	255	255

Balance, September 30, 2002	3,856,536	$43	$35,857	($5,419)	($1,826)	$45,210	$531	$74,396

See notes to consolidated financial statements.


Consolidated Statements of Cash Flows

(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2002, 2001 and 2000

	2002	2001	2000
Cash Flows from Operating Activities
Net income	$ 6,891	$ 5,462	$ 5,897
Noncash revenues, expenses, gains and losses included in net income:
Depreciation	633	527	424
Deferred federal income taxes	(171)	(207)	(231)
Earned ESOP shares	556	503	434
Earned MRDP Shares	713	770	- -
Federal Home Loan Bank stock dividends	(309)	(310)	(224)
Market value adjustment on loans held for sale	- -	(175)	(408)
Loss on sale of real estate owned, net	61	21	25
(Gain) loss on sale of securities available for sale	15	(205)	22
Gain on sale of loans	(976)	(367)	(103)
Provision for loan and real estate owned losses	1,114	1,756	936
Loans originated for sale	(67,531)	(1,063)	(16,969)
Proceeds from loans held for sale	71,141	- -	11,800
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	(1,022)	1,173	(89)
Net cash provided by operating activities	11,115	7,885	1,514

Cash Flows from Investing Activities
Net increase in interest-bearing deposits in banks	(22,071)	(313)	(1,793)
Activity in securities available for sale:
Sales	12,293	12,334	2,482
Maturities, prepayments and calls	5,326	10,549	2,421
Purchases	(17,200)	(14,720)	(1,989)
Increase in loans receivable, net	(14,879)	(23,653)	(54,139)
Additions to premises and equipment	(1,641)	(2,573)	(1,416)
Additions to real estate owned	(63)	(198)	(271)
Proceeds from sale of real estate owned	797	2,035	1,109
Purchase of BOLI	(10,000)	- -	- -
Net cash used in investing activities	(47,438)	(16,539)	(53,596)

Cash Flows from Financing Activities
Increase in deposits	49,944	29,761	24,463
Repayment of Federal Home Loan Bank advances	(16,119)	(227,859)	(298,905)
Proceeds from Federal Home Loan Bank advances	8,900	215,700	334,958
Proceeds from exercise of stock options	588	19	- -
Repurchase of common stock	(4,414)	(5,918)	(4,603)
Payment of dividends	(2,013)	(1,925)	(1,748)
Net cash provided by financing activities	36,886	9,778	54,165

Net increase in cash	563	1,124	2,083

Cash and Due from Financial Institutions
Beginning of year	10,017	8,893	6,810

End of year	$ 10,580	$ 10,017	$ 8,893

(continued)

See notes to consolidated financial statements.


Consolidated Statements of Cash Flows

(concluded)  (Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2002, 2001 and 2000

	2002	2001	2000

Supplemental Disclosures of Cash Flow Information
Income taxes paid	$ 3,700	$ 2,260	$ 3,195
Interest paid	11,073	14,024	12,151

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Market value adjustment of securities held for sale, net of tax	$ 255	$ 580	$ 87
Loans transferred to real estate owned	689	1,254	2,013
Shares issued to management recognition and development plan	- -	3,224	- -
Investment securities acquired in loan securitization	12,227	11,926	- -
Financed sale of real estate owned	256	- -	- -

See notes to consolidated financial statements.


Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2002, 2001 and 2000

	2002	2001	2000

Comprehensive Income
Net income	$ 6,891	$ 5,462	$ 5,897
Change in fair value of unrealized gains (losses) securities available for sale, net of tax	255	580	87

Total comprehensive income	$ 7,146	$ 6,042	$ 5,984

See notes to consolidated financial statements.


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2002 and 2001

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

Consolidated Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and practices within the banking industry. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate owned and deferred tax assets.

Certain prior year amounts have been reclassified to conform to the 2002 presentation.

Investments and Mortgage-Backed Securities

Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest rates, prepayment rates, need for liquidity, and changes in the availability of and the yield of alternative investments, are considered securities available for sale, and are reported at fair value. Fair value is determined using published quotes as of the close of business on reporting dates. Unrealized gains and losses are excluded from earnings, and are reported as a separate component of shareholders' equity, net of the related deferred tax effect, entitled “Accumulated other comprehensive income (loss).” Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings. Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity.

(continued)


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2002 and 2001

Note 1 - Summary of Significant Accounting Policies (continued)

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are stated in the aggregate at the lower of cost or estimated market value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains or losses on sales of loans are recognized at the time of sale. The gain or loss is the difference between the net sales proceeds and the recorded value of the loans, including any remaining unamortized deferred loan fees.

Loans Receivable

Loans are stated at the amount of unpaid principal, reduced by the undisbursed portion of loans in process, unearned income and an allowance for loan losses.

Allowances for Losses

Allowances for losses on specific problem loans and real estate owned are charged to earnings when it is determined that the value of these loans and properties, in the judgment of management, is impaired. In addition to specific reserves, the Bank also maintains general provisions for loan losses based on evaluating known and inherent risks in the loan portfolio, including management's continuing analysis of the factors and trends underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. The ultimate recovery of loans is susceptible to future market factors beyond the Bank's control, which may result in losses differing significantly from those provided for in the consolidated financial statements.

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

(continued)


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2002 and 2001

Note 1 - Summary of Significant Accounting Policies  (continued)

Interest on Loans and Loan Fees

Interest on loans is accrued daily based on the principal amount outstanding. Allowances are established for uncollected interest on loans for which the interest is determined to be uncollectible. Generally, all loans past due 90 days or morethree or more payments are placed on nonaccrual status and internally classified as substandard. Any interest income accrued at that time is fully reserved. Subsequent collections are applied proportionately to past due principal and interest, unless collectability of principal is in doubt, in which case all payments would be applied to principal. Loans are removed from nonaccrual status only when the loan is deemed current, and the collectibility of principal and interest is no longer doubtful, or on 1-4 family loans, when the loan is less than 90 days delinquent.

The Bank charges fees for originating loans. These fees, net of certain loan origination costs, are deferred and amortized to income, on the level-yield basis, over the loan term. If the loan is repaid prior to maturity, the remaining unamortized deferred loan fee is recognized in income at the time of repayment.

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

Premises and Equipment

Premises and equipment are recorded at cost. Depreciation is computed on the straight-line method over the following estimated useful lives: buildings and improvements - up to forty years - thirty to forty years; furniture and equipment - three to seven years; and automobiles - five years. The cost of maintenance and repairs is charged to expense as incurred. Gains and losses on dispositions are reflected in earnings.

Real Estate Owned

Real estate owned (REO) consists of properties acquired through or in lieu of foreclosure, and are recorded initially at the lower of cost or fair value of the properties less estimated costs of disposal. Costs relating to development and improvement of the properties are capitalized while costs relating to holding the properties are expensed.

Valuations are periodically performed by management, and an allowance for losses is established by a charge to earnings if the recorded value of a property exceeds its estimated net realizable value.

(continued)


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2002 and 2001

Note 1 - Summary of Significant Accounting Policies  (continued)

Income Taxes

The Company files a consolidated federal income tax return with its subsidiaryies. Prior to fiscal year 1997, the Bank qualified under provisions of the Internal Revenue Code which permitted, as a deduction from taxable income, an allowance for bad debts based on a percentage of taxable income.

In 1996, the percentage-of-income bad debt deduction for federal tax purposes was eliminated. In addition, federal tax bad debt reserves which had been accumulated since October 1, 1988, that exceeded the reserves which would have been accumulated based on actual experience, are subject to recapture over a six-year recapture period. As of September 30, 2002, the Bank's federal tax bad debt reserves subject to recapture approximated $600,000.

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

Employee Stock Ownership Plan

The Bank sponsors a leveraged Employee Stock Ownership Plan (ESOP). The ESOP is accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plan. Accordingly, the debt of the ESOP is recorded as other borrowed funds of the Bank, and the shares pledged as collateral are reported as unearned shares issued to the employee stock ownership trust in the consolidated balance sheets. The debt of the ESOP is with the Company and is thereby eliminated in the consolidated financial statements. As shares are released from collateral, compensation expense is recorded equal to the average market price of the shares for the period, and the shares become outstanding for earnings per share calculations.

Cash Equivalents

The Company considers all amounts included in the balance sheets caption “Cash and due from financial institutions” to be cash equivalents.

Stock-Based Compensation

The Company accounts for stock optionsbased awards granted to employees using the intrinsic value method, in accordance with APB No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized in the financial statements for employee stock optionsarrangements. However, the required pro forma disclosures of the effects of all options granted have been provided in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

(continued)


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2002 and 2001

Note 1 - Summary of Significant Accounting Policies  (concluded)

Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company's stock option and management recognition and development plans. In 2000, the effect of the Company's stock options on earnings per share was antidilutive and, thus, basic and diluted earnings per share are the same.

Recent Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement, which excludes goodwill, provides a single accounting model for recognition and impairment of long-lived assets to be held for sale or disposed of. SFAS No. 144 retains many of the fundamental recognition and measurement provisions of SFAS No. 121; however, it significantly changes the criteria that would have to be met to classify an asset as either held for sale or to be disposed of. SFAS No. 144 became effective on January 1, 2002. The adoption of this statement had no material impact on the Company's financial condition or results of operations.

Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances on hand or on deposit with the Federal Reserve Bank. The amount of such balances for the years ended September 30, 2002 and 2001 was approximately $2,405,000 and $926,000, respectively.

Note 3 - Investments and Mortgage-Backed Securities

Investments and mortgage-backed securities have been classified according to management's intent (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for Sale

September 30, 2002
Mortgage-backed securities	$17,196	$698	($ 6)	$17,888
Municipal bonds	37	3	- -	40
Mutual funds	23,545	109	- -	23,654

Total	$40,778	$810	($ 6)	$41,582

(continued)


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2002 and 2001

Note 3 - Investments and Mortgage-Backed Securities (concluded)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for Sale

September 30, 2001
Mortgage-backed securities	$18,755	$420	($16)	$19,159
Municipal bonds	55	2	- -	57
Mutual funds	10,020	40	- -	10,060
Equity securities	121	- -	(28)	93

Total	$28,951	$462	($44)	$29,369

Mortgage-backed securities pledged as collateral for public fund deposits and federal treasury tax and loan deposits totaled $2,402,000 and $2,437,000 at September 30, 2002 and 2001, respectively.

The contractual maturities of debt securities available for sale at September 30, 2002 are as follows (dollars in thousands). Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Amortized Cost	Fair Value

Due within one year	$ - -	$ - -
Due from one year to five years	37	40
Due from five to ten years	5,018	5,231
Due after ten years	12,178	12,657
Mutual funds	23,545	23,654

Total	$40,778	$41,582

Gross realized gains on sales of securities available for sale were $8,000 and $227,000 in 2002 and 2001, respectively. There were no gross realized gains in 2000. Gross realized losses on sales of securities available for sale were $23,000, $22,000 and $22,000, for the years ended December 31, 2002, 2001 and 2000, respectively.


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2002 and 2001

Note 4 - Loans Receivable and Loans Held for Sale

Loans receivable and loans held for sale consisted of the following at September 30 (dollars in thousands):

	2002	2001
Mortgage loans:
One- to four-family	$109,983	$112,060
Multi-family	24,135	29,412
Commercial	97,644	65,731
Construction and land development	80,144	106,244
Land	15,453	13,632
Total mortgage loans	327,359	327,079

Consumer loans:
Home equity and second mortgage	13,718	11,039
Other	8,097	6,825
Total consumer loans	21,815	17,864

Commercial business loans	9,365	7,150

Total loans receivable	358,539	352,093

Less:
Undisbursed portion of loans in process	32,324	39,803
Deferred loan origination fees Unearned income	3,218	3,494
Allowance for loan losses	3,630	3,050
	39,172	46,347

Loans receivable, net	319,367	305,746

Loans held for sale (one- to four-family)	3,161	18,022

Total loans receivable and loans held for sale	$322,528	$323,768

(continued)


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2002 and 2001

Note 4 - Loans Receivable and Loans Held for Sale  (continued)

Certain related parties of the Bank, principally Bank directors and officers, were loan customers of the Bank in the ordinary course of business during 2002 and 2001. Activity in related party loans during the years ended September 30 is as follows (dollars in thousands):

	2002	2001
Balance, beginning of year	$ 793	$ 807
New loans	1,246	374
Repayments	(691)	(388)

Balance, end of year	$ 1,348	$ 793

At September 30, 2002 and 2001, the Bank had non-accruing loans totaling approximately $3,741,000 and $4,091,000, respectively. At September 30, 2002 and 2001, no loans were 90 days or more past due and still accruing interest. No interest income was recorded on non-accrual loans for the years ended September 30, 2002, 2001 and 2000. The average investment in non-accrual loans for the years ended September 30, 2002, 2001 and 2000 was $4,095,000, $3,778,000 and $3,460,000, respectively.

An analysis of the allowance for loan losses for the years ended September 30 follows (dollars in thousands):

	2002	2001	2000
Balance, beginning of year	$3,050	$2,640	$2,056
Provision for loan losses	992	1,400	885

Loans charged off	(521)	(1,012)	(563)
Recoveries	109	22	262
Net charge-offs	(412)	(990)	(301)

Balance, end of year	$3,630	$3,050	$2,640

(continued)


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2002 and 2001

Note 4 - Loans Receivable and Loans Held for Sale  (concluded)

Following is a summary of information relating to impaired loans as of September 30 (dollars in thousands):

	2002	2001

Impaired loans without a valuation allowance	$3,599	$2,300
Impaired loans with a valuation allowance	142	1,791

	$3,741	$4,091

Valuation allowance related to impaired loans	$57	$270

Note 5 - Loan Servicing

Loans serviced for the Federal Home Loan Mortgage Corporation and others are not included in the consolidated balance sheets. The principal amounts of those loans at September 30, 2002 and 2001 were $140,387,000 and $90,303,000, respectively.

Following is an analysis of the changes in mortgage servicing rights for the years ended September 30 (dollars in thousands):

	2002	2001	2000
Balance, at beginning of year	$508	$356	$358
Additions	620	300	87
Amortization	(294)	(148)	(89)
Balance, end of year	$834	$508	$356

In October and June 2001, the Bank securitized and sold approximately $12.2 million and $11.9 million, respectively, in first mortgage loans. In the securitization, the Bank retained servicing responsibilities, but has no other retained interest in the loans sold (see Note 25).

The estimated fair value of the servicing assets aggregated $979 and $565 at September 30, 2002 and 2001, respectively.

There was no valuation allowance at September 30, 2002 and 2001.


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2002 and 2001

Note 6 - Premises and Equipment

Premises and equipment consisted of the following at September 30 (dollars in thousands):

	2002	2001
Land	$ 2,654	$ 2,654
Buildings and improvements	7,798	7,675
Leasehold improvements	416	- -
Furniture and equipment	3,263	3,223
Automobiles	19	19
Property held for future expansion	759	834
Construction and purchases in progress	1,428	158
	15,921	14,563
Less accumulated depreciation	4,257	3,903

Total premises and equipment	$11,664	$10,660

Note 7 - Real Estate Owned

Real estate owned consisted of the following at September 30 (dollars in thousands):

	2002	2001
Real estate acquired through foreclosure	$781	$1,143
Allowance for possible losses	(101)	(137)

Total real estate owned	$680	$1,006

An analysis of the allowance for possible losses for the years ended September 30 follows (dollars in thousands):

	2002	2001	2000
Balance, beginning of year	$137	$ 26	$ 38
Provision for additional losses	122	356	51
Write-downs	(158)	(245)	(63)
Balance, end of year	$101	$137	$ 26


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2002 and 2001

Note 8 - Deposits

Deposits consisted of the following at September 30 (dollars in thousands):

	2002	2001
Non-interest bearing	$ 23,585	$ 16,976
NOW checking	42,222	30,626
Passbook savings	40,328	34,228
Money market accounts	47,888	27,251
Certificates of deposit	138,293	133,291
Total deposits	$ 292,316	$ 242,372

Time deposits of $100,000 or greater totaled $36,241,000 and $44,186,000 at September 30, 2002 and 2001, respectively.

Scheduled maturities of certificates of deposit for future years ending September 30 are as follows (dollars in thousands):

2003	$ 108,899
2004	18,946
2005	5,661
2006	1,299
2007	2,025
Thereafter	1,463
Total	$ 138,293

Interest expense by account type is as follows for the years ended September 30 (dollars in thousands):

	2002	2001	2000
Certificates of deposit	$5,278	$7,396	$6,573
Money market accounts	1,101	921	741
Passbook savings	727	728	694
NOW checking	410	446	385

Total	$7,516	$9,491	$8,393


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2002 and 2001

Note 9 - Federal Home Loan Bank Advances

The Bank has long-term borrowing lines with the Federal Home Loan Bank of Seattle; total credit on the lines is 35% of the Bank's total assets. Total borrowings under these lines were $61,759,000 and $68,978,000 at September 30, 2002 and 2001, respectively.

The long-term borrowings mature at various dates through January 2011, bear interest at rates ranging from 3.2% to 6.6%, and are due in monthly payments aggregating $13,000 plus interest. Under the Advances, Security and Deposit Agreement, virtually all of the Bank's assets, not otherwise encumbered, are pledged as collateral for advances. Principal reductions due for future years ending September 30 are as follows (dollars in thousands):

2003	$ 155
2004	6,673
2005	4,583
2006	10,591
2007	64
Thereafter	39,693

$61,759

Note 10 - Other Liabilities and Accrued Expenses

Other liabilities and accrued expenses comprise the following at September 30 (dollars in thousands):

	2002	2001
Federal Income Taxes	$ 318	$ 425
Accrued pension and profit sharing payable	900	807
Accrued interest payable on deposits and FHLB advances	308	491
Accounts payable and accrued expenses - other	1,057	1,423

Total other liabilities and accrued expenses	$2,583	$3,146


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2002 and 2001

Note 11 - Federal Income Taxes

The Bank previously qualified under provisions of the Internal Revenue Code that permitted federal income taxes to be computed after a deduction for additions to bad debt reserves. Accordingly, retained earnings include approximately $2,200,000 for which no provision for federal income taxes has been made. If in the future this portion of retained earnings were used for any purpose other than to absorb bad debt losses, federal income taxes at the current applicable rates would be imposed.

The components of the provision for income taxes at September 30 are as follows (dollars in thousands):

	2002	2001	2000
Current	$3,603	$2,948	$3,156
Deferred benefit	(171)	(207)	(231)

Total federal income taxes	$3,432	$2,741	$2,925

The components of the Company's deferred tax assets and liabilities at September 30 are as follows (dollars in thousands):

	2002	2001
Deferred Tax Assets
Accrued interest on loans	$ 82	$ 64
Accrued vacation	75	59
Deferred compensation	118	106
Unearned ESOP shares	332	270
Allowance for possible losses	1,107	888
Unearned MRRDP shares	38	37
Total deferred tax assets	1,752	1,424

Deferred Tax Liabilities
FHLB stock dividends	707	576
Depreciation	93	38
Unrealized securities gains	270	142
Other	- -	29
Total deferred tax liabilities	1,070	785

Net deferred tax assets	$ 682	$ 639

(continued)


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2002 and 2001

Note 11 - Federal Income Taxes  (concluded)

The provision for federal income taxes differs from that computed at the statutory corporate tax rate as follows (dollars in thousands):

	2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent
Taxes at statutory rate	$3,613	35.0%	$2,871	35.0%	$3,088	35.0%
Other - net	(181)	(1.8)	(1307)	(1.6)	(163)	(1.8)

Federal income taxes	$3,432	33.2%	$2,741	33.4%	$2,925	33.2%

Note 12 - Profit Sharing Plans

The Bank has established a 401(k) profit sharing plan for those employees who meet the eligibility requirements set forth in the plan. Eligible employees may contribute up to 15% of their compensation. Matching contributions by the Bank are at the discretion of the Board of Directors. Contributions totaled $385,000, $362,000 and $300,000 for the years ended September 30, 2002, 2001 and 2000, respectively.

In addition, the Bank has an employee bonus plan based on net income. Bonuses accrued for the years ended September 30, 2002, 2001 and 2000 totaled $275,000, $208,000 and $229,000, respectively.

Note 13 - Employee Stock Ownership Plan

In 1998, the Bank established an Employee Stock Ownership Plan (ESOP) that benefits all employees with at least one year of service who are 21 years of age or older. The ESOP may be funded by Bank contributions in cash or stock. Employee vesting occurs over six years. The amount of the annual contribution is discretionary, except that it must be sufficient to enable the ESOP to service its debt. All dividends received by the ESOP are used to pay debt service. As of September 30, 2002, 4,599 shares had been distributed out of the ESOP to participants.

In January 1998, the ESOP borrowed $7,930,000 from the Company to purchase 529,000 shares of common stock of the Company. The loan will be repaid primarily from the Company's contributions to the ESOP over 15 years. The interest rate on the loan is 8.5%. The balance of the loan at September 30, 2002 was $6,367,000.

(continued)


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2002 and 2001

Note 13 - Employee Stock Ownership Plan (concluded)

Shares held by the ESOP as of September 30 were classified as follows:

	2002	2001	2000
Unallocated shares	361,483	396,750	432,016
Shares released for allocation	162,918	129,722	96,143

Total ESOP shares	524,401	526,472	528,159

The approximate fair market value of the Bank's unallocated shares at September 30, 2002, and 2001 and 2000, respectively, is $6,051,000, and $5,872,000 and $5,184,000. Compensation expense recognized under the ESOP was $320,000, $273,000 and $199,000 for the years ended September 30, 2002, 2001 and 2000, respectively.

Note 14 - Stock Options

During the year ended September 30, 1999, the Company adopted a stock-based option plan, which is described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards granted under this plan, consistent with the method prescribed in SFAS No. 123, the Company's reported and pro forma net income and earnings per share for the years ended September 30 would be as follows (dollars in thousands, except per share amounts):

	2002	2001	2000
Net income:
As reported	$6,891	$5,462	$5,897
Pro forma	6,632	5,161	5,431

Earnings per basic share:
As reported	$1.76	$1.30	$1.31
Pro forma	1.70	1.23	1.20

Earnings per diluted share:
As reported	$1.71	$1.28	$1.31
Pro forma	1.66	1.23	1.20

(continued)


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2002 and 2001

Note 14 - Stock Options   (continued)

Under the Company's stock option plan, the Company may grant options for up to 661,250 shares of its common stock to certain key employees and directors. The exercise price of each option equals the fair market value of the Company's stock on the date of grant. An option's maximum term is ten years. Options are exercisable on a cumulative basis in annual installments of 10% on each of the ten anniversaries from the date of grant. Vesting will be accelerated to 20% per year if certain criteria relating to Company performance are met. At September 30, 2002, options for 47,047 shares are available for future grant under this plan.

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

	Risk Free Interest Rate	Expected Life (Years)	Expected Dividends	Expected Volatility
Fiscal 2002	4.7%	8	2.9%	19.3%
Fiscal 2001	5.3	8	2.8	36.2

Stock option activity is summarized in the following table:

	Number of Shares	Weighted Average Exercise Price

Outstanding September 30, 1999	582,494	$12.02
Forfeited	(10,000)	12.38
Outstanding September 30, 2000	572,494	12.02
Grants	38,339	14.35
Options exercised	(1,600)	12.00
Outstanding September 30, 2001	609,233	12.16
Grants	15,000	15.62
Options exercised	(44,253)	12.00
Forfeited	(11,630)	12.00

Outstanding September 30, 2002	568,350	$12.27

Exercisable options and the weighted average exercise price are as follows: September 30, 2002 - 312,770 ($12.07); September 30, 2001 - 244,401 ($12.01); and September 30, 2000 - 114,499 ($12.01).

(continued)


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2002 and 2001

Note 14 - Stock Options   (concluded)

Additional information regarding options outstanding as of September 30, 2002 is as follows:

		Options Outstanding		Options Exercisable
Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$12.00	6.2	497,511	$12.00	294,602	$12.00
12.06 - 12.38	6.7	22,500	12.31	11,500	12.34
13.59 - 14.90	8.7	33,339	14.70	6,668	14.70
15.20 - 15.96	9.5	15,000	15.62	- -	- -

	6.5	568,350	$12.27	312,770	$12.07

Note 15 - Deferred Compensation/Non-Competition Agreement and Severance Compensation Agreement

The Bank has a deferred compensation/noncompetition arrangement with its chief executive officer which will provide monthly payments of $2,000 per month upon retirement. Once payments have commenced, they will continue until his death, at which time payments will continue to his surviving spouse until her death or for 60 months. The present value of the payments, based on the life expectancy of the chief executive officer, has been accrued based on a retirement age of 65 and is included in other liabilities in the consolidated financial statements. As of September 30, 2002 and 2001, $239,000 has been accrued under the agreement.

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


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2002 and 2001

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

The Plan allows for the issuance to participants of up to 264,500 shares of the Company's common stock. purchase, in the open market or through the issuance of Shares issued may be purchased in the open market or may be issued from authorized and unissued shares., of up to 264,500 shares of stock. On July 26, 2001, the Company awarded 204,927 shares under the Plan to employees and directors. No shares were awarded during the year ended September 30, 2002. Awards under the MRDP were made in the form of restricted shares of common stock that are subject to restrictions on the transfer of ownership. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participants will be recognized over a five-year vesting period, with 20% vesting immediately upon grant. At September 30, 2002, participants were vested in 81,970 of the shares initially awarded. Compensation expense was $713,000 and $770,000 for the years ended September 30, 2002 and 2001, respectively.

Note 17 - Commitments and Contingencies

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk not recognized in the consolidated balance sheets.

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

	2002	2001
Commitments to extend credit	$19,599	$17,807
Standby letters of credit	50	350

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


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2002 and 2001

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

As of September 30, 2002, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts (dollars in thousands) and ratios are also presented in the table.

			Capital Adequacy		To be Well Capitalized Under Prompt Corrective Action
	Actual Amount	Ratio	Purposes Amount	Ratio	Provisions Amount	Ratio

September 30, 2002
Tier 1 capital (to average assets):
Consolidated	$73,782	17.6%	$16,732	4.0%	N/A	N/A
Timberland Bank	64,679	15.6	16,571	4.0	$20,714	5.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	73,782	23.2	12,706	4.0	N/A	N/A
Timberland Bank	64,679	20.5	12,611	4.0	18,916	6.0
Total capital (to risk-weighted assets):
Consolidated	77,412	24.4	25,413	8.0	N/A	N/A
Timberland Bank	68,309	21.7	25,221	8.0	31,526	10.0

(continued)


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2002 and 2001

Note 18 - Regulatory Matters  (concluded)

			Capital Adequacy		To be Well Capitalized Under Prompt Corrective Action
	Actual Amount	Ratio	Purposes Amount	Ratio	Provisions Amount	Ratio

September 30, 2001
Tier 1 capital (to average assets):
Consolidated	$71,482	18.8%	$15,218	4.0%	N/A	N/A
Timberland Bank	61,930	16.5	15,038	4.0	$18,798	5.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	71,482	26.2	10,915	4.0	N/A	N/A
Timberland Bank	61,930	22.7	10,907	4.0	16,361	6.0
Total capital (to risk-weighted assets):
Consolidated	74,532	27.3	21,830	8.0	N/A	N/A
Timberland Bank	64,980	23.8	21,814	8.0	27,678	10.0

Restrictions on Retained Earnings

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

At the time of conversion of the Bank from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank, the Bank established a liquidation account in an amount equal to its retained earnings of $23,866,000 as of June 30, 1997, the date of the latest statement of financial condition used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible withdrawable account holders who have maintained their deposit accounts in the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank (and only in such an event), eligible depositors who have continued to maintain accounts will be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock. The Bank may not declare or pay cash dividends if the effect thereof would reduce its regulatory capital below the amount required for the liquidation account.


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2002 and 2001

Note 19 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - September 30
(Dollars in Thousands)

	2002	2001
Assets
Cash and due from financial institutions	$ 51	$ 24
Interest bearing deposits in banks	259	227
Investments and mortgage-backed securities (available for sale)	3,748	3,837
Loan receivable from Bank	6,367	6,743
Investment in Bank	65,285	62,270
Other assets	16	26

Total assets	$75,726	$73,127

Liabilities and Shareholders' Equity
Note payable to Bank	$ 1,325	$ 575
Accrued expenses	5	743
Shareholders' equity	74,396	71,809

Total liabilities and shareholders' equity	$75,726	$73,127

Condensed Statements of Income - Years Ended September 30
(Dollars in Thousands)

	2002	2001	2000
Operating Income
Interest bearing deposits in banks	$ 4	$ 40	$ 24
Interest on investments and mortgage-backed securities	- -	67	175
Interest on loan receivable from Bank	561	592	621
Dividends on investments	130	180	235
Gain (loss) on sale of investment securities available for sale	5	227	(22)
Dividends from Bank	5,010	1,949	1,863
Other	- -	1	2
Total operating income	5,710	3,056	2,898

Operating Expenses	237	191	204

Income before income taxes and equity in undistributed income of Bank	5,473	2,865	2,694

Income Taxes	83	238	220

Income before equity in undistributed income of Bank	5,390	2,627	2,474

Equity in Undistributed Income of Bank	1,501	2,835	3,423

Net income	$6,891	$5,462	$5,897

(continued)


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2002 and 2001

Note 19 - Condensed Financial Information - Parent Company Only   (concluded)

Condensed Statements of Cash Flows - Years Ended September 30
(Dollars in Thousands)

	2002	2001	2000
Cash Flows from Operating Activities
Net income	$6,891	$5,462	$5,897
Adjustments to reconcile net income to net cash provided:
Equity in undistributed income of Bank	(1,501)	(2,835)	(3,423)
ESOP shares earned	556	503	434
MRDP shares earned	724	776	- -
(Gain) loss on sale of securities available for sale	(5)	(227)	22
Other, net	(739)	754	(37)
Net cash provided by operating activities	5,926	4,433	2,893

Cash Flows from Investing Activities
Net (increase) decrease in interest-bearing deposits in banks	(32)	913	(921)
Investment in Bank	(1,280)	(485)	1,859
Purchases of securities available for sale	- -	(2,500)	(269)
Proceeds from maturities of securities available for sale	- -	4,122	- -
Proceeds from sales of securities available for sale	126	430	2,482
Principal repayments on loan receivable from Bank	376	346	316
Net cash provided by (used in) investing activities	(810)	2,826	3,467

Cash Flows from Financing Activities
Increase in note payable	750	575	- -
Proceeds from exercise of stock options	588	19	- -
Repurchase of common stock	(4,414)	(5,918)	(4,603)
Payment of dividends	(2,013)	(1,925)	(1,748)
Net cash provided by (used in) financing activities	(5,089)	(7,249)	(6,351)

Net increase in cash	27	10	9

Cash and Due from Financial Institutions
Beginning of year	24	14	5

End of year	$ 51	$ 24	$ 14


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2002 and 2001

Note 20 - Earnings Per Share Disclosures

Basic earnings per share are computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per share are computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options and from assumed vesting of shares awarded but not released under the Company's Management Recognition and Development Plan. In accordance with Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. Information regarding the calculation of basic and diluted earnings per share for the years ended September 30 is as follows (dollars in thousands, except per share amounts):

	2002	2001	2000
Basic EPS Computation
Numerator - net income	$6,891	$5,462	$5,897

Denominator - weighted average common shares outstanding	3,905,544	4,193,314	4,508,427

Basic EPS	$1.76	$1.30	$1.31

Diluted EPS Computation
Numerator - net income	$6,891	$5,462	$5,897

Denominator - weighted average common shares outstanding	3,905,544	4,193,314	4,508,427
Effect of dilutive stock options	108,563	79,299	- -
Effect of dilutive MRDP shares	19,078	- -	- -
Weighted average common shares outstanding-assuming dilution	4,033,185	4,272,613	4,508,427
Diluted EPS	$1.71	$1.28	$1.31


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2002 and 2001

Note 21 - Comprehensive Income

Net unrealized gains and losses included in comprehensive income were computed as follows for the years ended September 30 (dollars in thousands):

	Before-Tax Amount	Tax (Benefit) Expense	Net-of-Tax Amount
2002
Unrealized holding gains arising during the year	$372	$127	$245
Reclassification adjustment for losses included in net income	15	5	10

Net unrealized gains	$387	$132	$255

2001
Unrealized holding gains arising during the year	$1,084	$369	$715
Reclassification adjustment for gains included in net income	(205)	(70)	(135)

Net unrealized gains	$879	$299	$580

2000
Unrealized holding gains arising during the year	$111	$39	$72
Reclassification adjustment for losses included in net income	22	7	15

Net unrealized gains	$133	$46	$87


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2002 and 2001

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

Off-Balance Sheet Instruments
The fair value of commitments to extend credit and standby letters of credit was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the customers.

(continued)


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2002 and 2001

Note 22 - Fair Values of Financial Instruments   (concluded)

The estimated fair values of financial instruments at September 30 were as follows (dollars in thousands):

	2002 Recorded Amount	Fair Value	2001 Recorded Amount	Fair Value
Financial Assets
Cash and due from financial institutions and interest bearing deposits in banks	$ 36,073	$ 36,073	$ 13,439	$ 13,439
Investments and mortgage-backed securities	41,582	41,582	29,369	29,369
Federal Home Loan Bank stock	5,139	5,139	4,830	4,830
Loans receivable	322,528	324,927	323,768	327,153
Accrued interest receivable	1,604	1,604	1,880	1,880

Financial Liabilities
Deposits	$292,316	$293,411	$242,372	$243,368
Federal Home Loan Bank advances	61,759	68,695	68,978	78,405
Accrued interest payable	308	308	491	491

Note 23 - Stock Repurchase Plan

In May 2002, the Company initiated a stock repurchase plan for the purchase of 193,659 shares of stock, which had not been completed as of September 30, 2002. As of September 30, 2002, 117,400 shares had been repurchased. The remainder is anticipated to be purchased during the year ending September 30, 2003.

Note 24 - Securitization of Mortgage Loans

In October 2001, the Bank securitized approximately $12.2 million in first mortgage loans. The Bank retained servicing responsibilities, but has no other interest in the loans sold. The Bank receives servicing fees of .25% of the outstanding principal balance of the loans sold. A servicing asset of $95,700 was recognized in this transaction, based on the following factors: estimated life of loans of 84 months and cash flow discount rate of 6.7%. Investors have no recourse to the Bank's other assets in the event debtors fail to pay the balance owned.

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


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2002 and 2001

Note 25 - Subsequent Event

Subsequent to September 30On October 15, 2002, the Board of DirectorsCompany approved a dividend in the amount of $.12 per share to be paid on November 19, 2002 tofor shareholders of record as of November 5, 2002.

Note 26 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data are presented for the quarters ended (dollars in thousands, except per share amounts):

	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001
Interest and dividend income	$7,400	$7,406	$7,516	$7,941
Interest expense	(2,600)	(2,635)	(2,693)	(2,962)
Net interest income	4,800	4,771	4,823	4,979

Provision for loan losses	(200)	(200)	(200)	(392)
Noninterest income	1,261	1,190	1,046	1,161
Noninterest expense	(3,326)	(3,138)	(3,146)	(3,106)

Income before income taxes	2,535	2,623	2,523	2,642

Federal income taxes	777	825	894	936

Net income	$1,758	$1,798	$1,629	$1,706

Basic earnings per share	$0.45	$0.46	$0.42	$0.43
Diluted earnings per share	$0.44	$0.45	$0.41	$0.42

	September 30, 2001	June 30, 2001	March 31, 2001	December 31, 2000
Interest and dividend income	$7,915	$7,977	$7,845	$7,955
Interest expense	(3,237)	(3,352)	(3,519)	(3,816)
Net interest income	4,678	4,625	4,326	4,139

Provision for loan losses	(250)	(800)	(200)	(150)
Noninterest income	664	857	798	608
Noninterest expense	(3,543)	(2,554)	(2,703)	(2,292)

Income before income taxes	1,549	2,128	2,221	2,305

Federal income taxes	522	721	734	764

Net income	$1,027	$1,407	$1,487	$1,541

Basic earnings per share	$0.25	$0.34	$0.35	$0.35
Diluted earnings per share	$0.24	$0.34	$0.35	$0.35


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

        The following table sets forth certain information with respect to the executive officers of the Company and the Bank. Each of the executive officers holds the same position with the Company and the Bank.

Executive Officers of the Company and Bank

	Age at
	September	Position
Name	30, 2002	Company	Bank

Clarence E. Hamre	68	Chairman of the Board, President	Chairman of the Board, President
		and Chief Executive Officer	and Chief Executive Officer
Michael R. Sand	48	Executive Vice President	Executive Vice President, Secretary
		and Secretary	and Director
Dean J. Brydon	35	Chief Financial Officer	Chief Financial Officer
Marci A. Basich	34	Treasurer	Treasurer

Biographical Information

        Clarence E. Hamre has served as the Bank's President and Chief Executive Officer since 1969.

      Michael R. Sand has been affiliated with the Bank since 1977 and has served as the Bank's Executive Vice President since 1986.

        Dean J. Brydon has been affiliated with the Bank since 1994 and has served as the Chief Financial Officer since January 2000. Mr. Brydon is a Certified Public Accountant.

        Marci A. Basich has been affiliated with the Bank since 1999 and has served as Treasurer since January 2002. Ms. Basich is a Certified Public Accountant.

Item 11. Executive Compensation

        The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Proxy Statement and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

        Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Company's equity compensation plans as of September 30, 2002.

(c)
Number of securities
	(a)	(b)	remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price	under equity
	exercise of	of outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan category	warrants and rights	and rights	reflected in column (a))

Equity compensation plans approved
by security holders:
Option plan	568,350	$12.27	47,047
Restricted stock plan	--	--	59,573

Equity compensation plans not
approved by security holders	--	--	--
Total	568,350	$12.27	106,620

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

Item 14. Controls and Procedures

        (a)     Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this annual report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's


disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        (b)     Changes in Internal Controls: In the year ended September 30, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls. The Company did, however, continue to implement suggestions from its internal auditor on ways to strengthen existing controls.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)           Exhibits

                    3.1       Articles of Incorporation of the Registrant (1)
                    3.2       Bylaws of the Registrant (1)
                    3.3       Amendment to Bylaws
                    10.1     Employee Severance Compensation Plan (2)
                    10.2     Employee Stock Ownership Plan (2)
                    10.3     1999 Stock Option Plan (3)
                    10.4     Management Recognition and Development Plan (3)
                    21        Subsidiaries of the Registrant
                    23        Consent of Accountants
                    99.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

__________________
(1)     Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817).
(2)     Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(3)     Incorporated by reference to the Registrant's 1999 Annual Meeting Proxy Statement dated December 15, 1998.

        (b)     Reports on Form 8-K
        No Current Reports on Form 8-K were filed during the fourth quarter of the Registrant's 2002 fiscal year.


SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                             TIMBERLAND BANCORP, INC.

Date: December 20, 2002	By: /s/Clarence E. Hamre
Clarence E. Hamre
Chairman of the Board, President and Chief
Executive Officer

        Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Clarence E. Hamre	Chairman of the Board, President,	December 20, 2002
Clarence E. Hamre	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Michael R. Sand	Executive Vice President, Secretary	December 20, 2002
Michael R. Sand	and Director

/s/ Dean J. Brydon	Chief Financial Officer	December 20, 2002
Dean J. Brydon	(Principal Financial and Accounting Officer)

/s/ Andrea M. Clinton	Director	December 20, 2002
Andrea M. Clinton

/s/ Robert Backstrom	Director	December 20, 2002
Robert Backstrom

Director
Richard R. Morris, Jr.

Director
David A. Smith

/s/ Harold L. Warren	Director	December 20, 2002
Harold L. Warren

Director
Jon C. Parker

/s/ James C. Mason	Director	December 20, 2002
James C. Mason

/s/ Ronald A. Robbel	Director	December 20, 2002
Ronald A. Robbel


CERTIFICATIONS

Certification Required
by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Clarence E. Hamre, certify that:

(1)	I have reviewed this annual report on Form 10-K of Timberland Bancorp, Inc.;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6)

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

                                                                                                                            /s/ Clarence E. Hamre
                                                                                                                            Clarence E. Hamre
                                                                                                                            Chief Executive Officer


Certification Required
by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Dean J. Brydon, certify that:

(1)	I have reviewed this annual report on Form 10-K of Timberland Bancorp, Inc.;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6)

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

                                                                                                                    /s/ Dean J. Brydon
                                                                                                                    Dean J. Brydon
                                                                                                                    Chief Financial Officer


Exhibit 3

Bylaw Amendment to Increase Size of Board of Directors

        Timberland Bancorp, Inc.'s Board of Directors determined to increase the size of the Board and adopted an amendment to Article III, Section 2 of the Company's Bylaws on August 8, 2002. Article III, Section 2, as amended, reads as follows:

Section 2. Number, Term and Election. The Board of Directors shall consist of ten (10) members. The number of directors may be increased or decreased from time to time by amendment to or in the manner provided in these bylaws, but shall be no less than and no more than the numbers set forth in the Articles of Incorporation. No decrease, however, shall have the effect of shortening the term of any incumbent director unless such director is removed in accordance with the provisions of these bylaws. Unless removed in accordance with the Articles of Incorporation, each director shall hold office until his successor shall have been elected and qualified.

* * * * *


Exhibit 21

Subsidiaries of the Registrant

Parent

Timberland Bancorp, Inc.

	Percentage	Jurisdiction or
Subsidiaries	of Ownership	State of Incorporation

Timberland Bank	100%	Washington

Timberland Service Corporation (1)	100%	Washington

___________________
(1)     This corporation is a wholly owned subsidiary of Timberland Bank.


Exhibit 23
Consent of Accountants


CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

        We consent to the use of our report, dated October 30, 2002, included in the Annual Report on Form 10-K of Timberland Bancorp, Inc. for the year ended September 30, 2002.

/s/ McGladrey & Pullen, LLP

Tacoma, Washington
December 19, 2002


CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

        We consent to the use of our report, dated November 2, 2000, included in the Annual Report on Form 10-K of Timberland Bancorp, Inc. for the year ended September 30, 2002.

/s/ Knight, Vale & Gregory PLLC

Tacoma, Washington
December 19, 2002


Exhibit 99.1
Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act


CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
OF TIMBERLAND BANCORP, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-K, that:

(1)	the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

(2)	the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations.

/s/ Clarence H. Hamre                                                                                 /s/ Dean J. Brydon
Clarence E. Hamre                                                                                        Dean J. Brydon
Chief Executive Officer                                                                                Chief Financial Officer

Dated: December 20, 2002
