Form 10-Q
period 2002-12-31
TIMBERLAND BANCORP INC
filed 2003-02-14
CIK 1046050

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2002


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

Yes  X     No
    ----      ----

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes  X     No
    ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS                        SHARES OUTSTANDING AT FEBRUARY 3, 2003
     -----                        --------------------------------------

common stock, $.01 par value                    3,856,536

                                  INDEX

                                                                       Page

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets                          3

          Condensed Consolidated Statements of Income                    4

          Condensed Consolidated Statements of Shareholders' Equity      5

          Condensed Consolidated Statements of Cash Flows               6-7

          Condensed Consolidated Statements of Comprehensive Income      8

          Notes to Condensed Consolidated Financial Statements
          (unaudited)                                                   9-10

  Item 2. Management's Discussion and Analysis of Financial Condition 11-19 and Results of Operations

  Item 3. Quantitative and Qualitative Disclosures about Market Risk    20

  Item 4. Controls and Procedures                                       20

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                             20

  Item 2. Changes in Securities and Use of Proceeds                     20

  Item 3. Defaults Upon Senior Securities                               20

  Item 4. Submission of Matters to a Vote of Security Holders           20

  Item 5. Other Information                                             21

  Item 6. Exhibits and Reports on Form 8-K                              21

SIGNATURES                                                              22

CERTIFICATION                                                         23-25

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------

                  TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  December 31, 2002 and September 30, 2002
                            Dollars in Thousands
                                (unaudited)
                                                December 31,    September 30,
                                                       2002             2002
                                                 --------------------------
Assets
Cash and due from financial institutions         $   9,148        $  10,580
Interest bearing deposits in banks                  32,578           25,493
Securities held to maturity (fair value $522)          519
Securities available for sale                       49,397           41,582
Federal Home Loan Bank stock                         5,226            5,139

Loans receivable                                   311,657          322,997
Loans held for sale                                  2,580            3,161
Less: Allowance for loan losses                     (3,777)          (3,630)
                                                 --------------------------
     Total Loans                                   310,460          322,528
                                                 --------------------------

Accrued interest receivable                          1,525            1,604
Premises and equipment                              12,264           11,664
Real estate owned                                      692              680
Bank owned life insurance ("BOLI")                  10,171           10,036
Other assets                                         1,930            1,748
                                                 --------------------------
     Total Assets                                $ 433,910        $ 431,054
                                                 --------------------------
Liabilities and Shareholders' Equity

Liabilities
Deposits                                         $ 293,665        $ 292,316
Federal Home Loan Bank advances                     61,722           61,759
Other liabilities and accrued expenses               2,454            2,583
                                                 --------------------------
     Total Liabilities                             357,841          356,658
                                                 --------------------------
Shareholders' Equity
Common Stock, $.01 par value; 50,000,000 shares
 authorized; December 31, 2002-4,340,976 issued,
  3,856,536 outstanding September 30, 2002-
  4,340,976 issued, 3,856,536 outstanding (un-
  allocated ESOP shares and unvested MRDP shares
   are not considered outstanding)                      43               43
Additional paid in capital                          35,879           35,857
Unearned shares - Employee Stock Ownership Plan     (5,287)          (5,419)
Unearned shares - Management Recognition &
 Development Plan                                   (1,665)          (1,826)
Retained earnings                                   46,572           45,210
Accumulated other comprehensive income                 527              531
                                                 --------------------------
     Total Shareholders' Equity                     76,069           74,396
                                                 --------------------------
     Total Liabilities and Shareholders' Equity  $ 433,910        $ 431,054
                                                 --------------------------

       See notes to unaudited condensed consolidated financial statements

                  TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            For the three months ended December 31, 2002 and 2001
               Dollars in Thousands, Except Per Share Amounts
                                (unaudited)

                                              Three Months Ended December 31,
                                                      2002              2001
                                                   -------------------------

Interest and Dividend Income
Loans receivable                                   $ 6,583           $ 7,348
Securities available for sale and held
 to maturity                                           243               412
Dividends from investments                             260               160
Interest bearing deposits in banks                     121                21
                                                   -------------------------
     Total interest and dividend income              7,207             7,941
                                                   -------------------------
Interest Expense
Deposits                                             1,611             2,102
Federal Home Loan Bank advances                        850               860
                                                   -------------------------
     Total interest expense                          2,461             2,962
                                                   -------------------------
     Net interest income                             4,746             4,979
Provision for loan losses                              173               392
                                                   -------------------------
     Net interest income after provision for
      loan losses                                    4,573             4,587
                                                   -------------------------
Non-Interest Income
Service charges on deposits                            530               403
Gain on sale of loans, net                             430               280
Gain on sale of securities                              --                 3
BOLI net earnings                                      135                --
Escrow fees                                             73                73
Servicing income on loans sold                         113               136
ATM transaction fees                                   186               133
Other                                                  179               133
                                                   -------------------------
     Total non-interest income                       1,646             1,161
                                                   -------------------------
Non-Interest Expense
Salaries and employee benefits                       2,010             1,707
Premises and equipment                                 363               320
Advertising                                            204               241
Loss from real estate operations and write-downs        32                33
ATM expenses                                           149               107
Other                                                  733               698
                                                   -------------------------
     Total non-interest expense                      3,491             3,106
                                                   -------------------------
Income before income taxes                           2,728             2,642
Provision for income taxes                             860               936
                                                   -------------------------
     Net Income                                    $ 1,868           $ 1,706

Earnings per common share:
     Basic                                         $  0.48           $  0.43
     Diluted                                       $  0.46           $  0.42
Weighted average shares outstanding:
     Basic                                       3,856,536         3,985,244
     Diluted                                     4,019,197         4,087,192

Dividends per share:                               $  0.12           $  0.11

      See notes to unaudited condensed consolidated financial statements

                                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            For the year ended September 30, 2002 and the three months ended December 31, 2002
                            Dollars in Thousands Except Common Stock Shares
                                              (unaudited)

                                                            Unearned
                                                              Shares    Unearned
                                                           Issued to      Shares       Accumulated
                                                            Employee   Issued to             Other
                               Common  Common  Additional      Stock  Management           Compre-
                         Stock Shares   Stock     Paid-In  Ownership Recognition  Retained hensive
                          Outstanding  Amount     Capital      Trust        Plan  Earnings  Income   Total
                          -----------  ------     -------      -----  ----------  --------  ------   ------
Balance, Sept. 30, 2001    4,010,303     $46      $39,574     ($5,948)  ($2,471)   $40,332   $ 276  $71,809
Net Income                        --      --           --          --        --      6,891      --    6,891
Repurchase of
  Common Stock              (274,272)     (3)      (4,411)         --        --         --      --   (4,414)
Exercise of Stock Options     44,253      --          588          --        --         --      --      588
Cash Dividends
  ($.45 per share)                --      --           --          --        --     (2,013)     --   (2,013)
Earned ESOP Shares            35,267      --           27         529        --         --      --      556
Earned MRDP Shares            40,985      --           79          --       645         --      --      724
Change in fair value of
  securities available
  for sale, net of tax            --      --           --          --        --         --     255      255
                           --------------------------------------------------------------------------------

Balance, Sept. 30, 2002    3,856,536      43       35,857      (5,419)   (1,826)    45,210     531   74,396
                           --------------------------------------------------------------------------------

Net Income                        --      --           --          --        --      1,868      --    1,868
Cash Dividends
  ($.12 per share)                --      --           --          --        --       (506)     --     (506)
Earned ESOP Shares                --      --           22         132        --         --      --      154
Earned MRDP Shares                --      --           --          --       161         --      --      161
Change in fair value of
  securities available
  for sale, net of tax            --      --           --          --        --         --      (4)      (4)
                           --------------------------------------------------------------------------------

Balance, Dec. 31, 2002     3,856,536     $43      $35,879     ($5,287)  ($1,665)   $46,572   $ 527  $76,069
                           --------------------------------------------------------------------------------


                  See notes to unaudited condensed consolidated financial statements

                                                   5

                  TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the three months ended December 31, 2002 and 2001
                           Dollars in Thousands
                               (unaudited)

                                              Three Months Ended December 31,
Cash flow from Operating Activities                    2002             2001
                                                   --------------------------
Net income                                         $   1,868        $   1,706
Noncash revenues, expenses, gains and losses
  included in income:
    Depreciation                                         148              150
    Federal Home Loan Bank stock dividends               (87)             (85)
    Earned ESOP Shares                                   154              128
    Earned MRDP Shares                                   161              179
    Gain on sale of securities available for sale         --               (3)
    Loss (Gain) on sale of real estate owned, net          5               (3)
    BOLI cash surrender value increase                  (135)              --
    Gain on sale of loans                               (430)            (280)
    Provision for loan and real estate owned losses      186              412
Loans originated for sale                            (34,216)         (15,722)
Proceeds from sale of loans                           35,227           15,717
Net increase (decrease) in other assets                 (103)              48
Decrease in other liabilities and accrued expenses,
 net                                                    (129)            (849)
                                                   --------------------------
Net Cash Provided by Operating Activities              2,649            1,398

Cash Flow from Investing Activities
Net decrease (increase) in interest-bearing
 deposits in banks                                    (7,085)           1,474
Purchase of securities                               (10,500)              --
Proceeds from maturities of securities available
 for sale                                              2,162            1,151
Proceeds from sale of securities available for sale       --            1,078
Decrease in loans receivable, net                     11,314              884
Additions to premises and equipment                     (748)            (765)
Additions to real estate owned                           (72)            (360)
Proceeds from sale of real estate owned                   42              319
                                                   --------------------------
Net Cash Provided by (Used in) Investing
 Activities                                           (4,887)           3,781

Cash Flow from Financing Activities
Increase (decrease) in deposits, net                   1,349           (1,611)
Decrease in Federal Home Loan Bank advances, net         (37)          (2,942)
Proceeds from exercise of stock options                   --               48
Repurchase of common stock                                --           (1,764)
Payment of dividends                                    (506)            (502)
                                                   --------------------------
Net Cash Provided (Used) by Financing Activities         806           (6,771)

Net Change in Cash                                    (1,432)          (1,592)
Cash and Due from Financial Institutions
    Beginning of period                               10,580           10,017
                                                   --------------------------
    End of period                                  $   9,148        $   8,425
                                                   ==========================

See notes to unaudited condensed consolidated financial statements (continued)

                                              Three Months Ended December 31,
                                                       2002             2001
                                                   --------------------------
Supplemental Disclosure of Cash Flow Information
    Income taxes paid                              $     459        $     660
    Interest paid                                      2,455            3,123

Supplemental Disclosure of Noncash Investing
 Activities
    Market value adjustment of securities held
     for sale, net of tax                                 (4)            (313)
    Investment securities acquired in loan
     securitization                                       --           12,226



     See notes to unaudited condensed consolidated financial statements

                  TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           For the three months ended December 31, 2002 and 2001
                           Dollars in Thousands
                               (unaudited)


                                            Three Months Ended December 31,
                                                   2002               2001
                                                 --------------------------
Comprehensive Income:
  Net Income                                     $ 1,868            $ 1,706
  Change in fair value of securities
    available for sale, net of tax                    (4)              (313)
                                                 --------------------------


Total Comprehensive Income                       $ 1,864            $ 1,393
                                                 ==========================


     See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(2) EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options and awarded but not released Management Recognition and Development Plan ("MRDP") shares. In accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans (ESOP), issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At December 31, 2002 and 2001, there were 361,483 and 396,750 ESOP shares, respectively, that had not been allocated.


                                          Three Months Ended December 31,
                                             2002                  2001
                                         --------------------------------
Basic EPS computation
  Numerator - Net Income                 $ 1,868,000          $ 1,706,000
  Denominator - Weighted average
    common shares outstanding              3,856,536            3,985,244

Basic EPS                                $      0.48          $      0.43

Diluted EPS computation
  Numerator - Net Income                 $ 1,868,000          $ 1,706,000
  Denominator - Weighted average
    common shares outstanding              3,856,536            3,985,244

Effect of dilutive stock options             145,272               99,824
Effect of dilutive MRDP                       17,389                2,124
                                         -----------          -----------
Weighted average common shares
  and common stock equivalents             4,019,197            4,087,192

Diluted EPS                              $      0.46          $      0.42



(3)  DIVIDEND
On January 23, 2003, the Company announced a quarterly cash dividend of $0.12 per common share. The dividend is to be paid February 21, 2003, to shareholders of record as of the close of business February 7, 2003.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operation
          --------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three months ended December 31, 2002. This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward looking statements may describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include competition in the financial services market for both deposits and loans, interest rate trends, the economic climate in the Company's market areas and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.



Comparison of Financial Condition at December 31, 2002 and September 30, 2002

Total Assets: Total assets increased to $433.9 million at December 31, 2002 from $431.1 million at September 30, 2002 primarily due to increased deposit levels, the proceeds of which were invested in interest bearing deposits in banks and investment securities.

Cash and Due from Financial Institutions: Cash and due from financial institutions decreased to $9.1 million at December 31, 2002 from $10.6 million at September 30, 2002.

Interest Bearing Deposits in Banks: Interest bearing deposits in banks increased by 27.8% to $32.6 million at December 31, 2002 from $25.5 million at September 30, 2002. This increase is primarily due to investing proceeds from loan sales, loan prepayments, and increased customer deposits.

Securities and FHLB Stock: Securities and FHLB stock increased 18.0% to $55.1 million at December 31, 2002 from $46.7 million at September 30, 2002. This increase is primarily due to investing proceeds from loan sales, loan prepayments, and increased customer deposits.

Loans Receivable, and Loans Held-for-sale, net of allowance for loan losses:
Net loans receivable, including loans held-for-sale, decreased to $310.5 million at December 31, 2002 from $322.5 at September 30, 2002, primarily reflected in a $10.2 million decrease in the Bank's one-to-four family mortgage loan portfolio. The portfolio decrease was primarily due to loan prepayments, as a result of the historically low home mortgage rates, and the sale of a majority of the one-to-four family mortgages generated during the
quarter.   During the current quarter the Bank originated loans of $50.9 million and sold $34.8 million in fixed rate one-to-four family mortgage loans. Management elected to sell a majority of the fixed rate residential loans originated instead of adding them to the Bank's portfolio due to the low rate environment.

Real Estate Owned ("REO"): Real estate owned increased to $692,000 for December 31, 2002 from $680,000 at September 30, 2002.

Premises and Equipment: Premises and equipment increased by $600,000 to $12.3 million at December 31, 2002 from $11.7 million at September 30, 2002. This increase is primarily due to costs associated with the construction of the Silverdale branch (which opened January 13, 2003) and the remodeling of a commercial building in Hoquiam, which will become the future location of the Bank's loan servicing and escrow departments.

Deposits:   Deposits increased to $293.7 million at December 31, 2002 from
$292.3 million at September 30, 2002, primarily due to a $5.4 million increase in the Bank's savings accounts and a $1.5 million increase in N.O.W. checking accounts. These increases are partially offset by a $2.1 million decrease in money market accounts, a $2.0 million decrease in non-interest bearing accounts, and a $1.5 million decrease in certificate of deposit accounts.

Federal Home Loan Bank ("FHLB") Advances: FHLB advances decreased to $61.7 million at December 31, 2002 from $61.8 million at September 30, 2002.

Shareholders' Equity: Total shareholders' equity increased by $1.7 million to $76.1 million at December 31, 2002 from $74.4 million at September 30, 2002. The components of shareholders' equity were primarily affected by net income of $1.9 million and the payment of $521,000 in dividends to shareholders.
Also affecting shareholders' equity were decreases of $161,000 in the equity component related to unearned shares issued to the Management Recognition and Development Plan and $132,000 in the equity component related to the unearned shares issued to the Employee Stock Ownership Plan.

On May 10, 2002 the Company announced a plan to repurchase 193,659 shares of the Company's stock. This marked the Company's tenth 5% stock repurchase plan. As of December 31, 2002, the Company had purchased 117,400 of these shares and cumulatively had repurchased 2,522,304 (38.1%) of the 6,612,500 shares that were issued when the Company went public in January 1998. No shares were repurchased in the quarter ended December 31, 2002.

Non-performing Assets:  Total non-performing assets increased to $4.9 million
for December 31, 2002 from $4.4 million at September 30, 2002.   The Company's
non-performing asset ratio to total asset ratio ("NPA") increased to 1.12% at December 31, 2002 from 1.03% at September 30, 2002. Nonaccrual loans increased to $4.2 million at December 31, 2002 from $3.7 million at September 30, 2002. The increase was primarily a result of a $495,000 increase in construction and land development loans on nonaccrual status.

Non Performing Assets
---------------------

The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.

                                           December 31,      September 30,
                                                  2002               2002
                                           ------------------------------
                                                (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
   One-to-four family                        $   1,083         $   1,138
   Commercial                                      693               688
   Construction and land development             2,066             1,571
   Land                                            263               251
Consumer loans                                      22                49
Commercial Business Loans                           42                44
                                             ---------         ---------
     Total                                       4,169             3,741

Accruing loans which are contractually
past due 90 days or more:                           --                --

Total of nonaccrual and
90 days past due loans                           4,169             3,741

Real estate owned and other
repossessed assets                                 692               680
                                             ---------         ---------
     Total nonperforming assets                  4,861             4,421

Restructured loans                                  --                --

Nonaccrual and 90 days or more past
due loans as a percentage of loans
receivable, (including loans held for sale)(1)    1.33%             1.15%

Nonaccrual and 90 days or more past
due loans as a percentage of total assets         0.96%             0.87%

Nonperforming assets as a percentage
of total assets                                   1.12%             1.03%

Loans receivable, (including loans
held for sale) (1)                           $ 314,237         $ 326,158
                                             =========         =========

Total assets                                 $ 433,910         $ 431,054
                                             =========         =========


--------------
(1)   Loans receivable is before the allowance for loan losses

Loans Receivable
----------------

The following table sets forth the composition of the Company's loan portfolio by type of loan.

                                 At December 31,           At September 30,
                                      2002                      2002
                              Amount       Percent      Amount      Percent
                             ---------------------      --------------------
                                           (Dollars In thousands)
Mortgage Loans:
  One-to-four family (1)(2)   $ 102,973      30.27%     $ 113,144      31.28%
  Multi family                   23,631       6.94         24,135       6.67
  Commercial                     95,598      28.10         97,644      27.00
  Construction and
    land development             71,541      21.03         80,144      22.16
  Land                           15,436       4.54         15,453       4.27
                              ---------     ------      ---------     ------
    Total mortgage loans        309,179      90.88        330,520      91.38
Consumer Loans:
  Home equity and second
   mortgage                      14,630       4.30         13,718       3.79
  Other                           8,073       2.37          8,097       2.24
                                 22,703       6.67         21,815       6.03

Commercial business loans         8,336       2.45          9,365       2.59
                              ---------     ------      ---------     ------
    Total loans                 340,218     100.00%       361,700     100.00%
                                            ======                    ======

Less:
  Undisbursed portion of loans
    in process                  (23,030)                  (32,324)
  Unearned income                (2,951)                   (3,218)
  Allowance for loan losses      (3,777)                   (3,630)
  Market value adjustment of
    loans held-for-sale              --                        --
                              ---------                 ---------
Total loans receivable, net   $ 310,460                 $ 322,528
                              =========                 =========

---------------
(1)   Includes loans held-for-sale.
(2) Includes real estate contracts totaling $1.0 million at December 31, 2002.

Activity in the Allowance for Loan Losses
-----------------------------------------
Activity in the allowance for loan losses in the three months ended December 31, 2002 and 2001 is as follows:

                                              2002            2001
                                             ------          ------
Balance beginning of period                  $3,630          $3,050
Provision for loan losses                       173             392
Loans charged off                               (39)            (93)
Recoveries on loans previously charged off       13               3
Net charge offs                                 (26)            (90)
Balance at end of period                     $3,777          $3,352

Deposit Breakdown
-----------------

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                       December 31, 2002    September 30, 2002
                                       -----------------    ------------------
                                         (in thousands)       (in thousands)

Non-interest bearing                       $  21,625             $  23,585
N.O.W. checking                               43,769                42,222
Passbook savings                              45,749                40,328
Money market accounts                         45,769                47,888
Certificates of deposit under $100,000       102,525               102,052
Certificates of deposit $100,000 and over     34,228                36,241
                                           ---------             ---------

                    Total Deposits         $ 293,665             $ 292,316
                                           =========             =========



Comparison of Operating Results for the Three Months Ended December 31, 2002 and 2001

Net Income: Net income for the quarter ended December 31, 2002 was $1.87 million, or $0.46 per diluted share ($0.48 per basic share) compared to $1.71 million, or $0.42 per diluted share ($0.43 per basic share) for the quarter ended December 31, 2002. The primary factor affecting the improved performance in the current quarter was increased non-interest income.

Net Interest Income: Net interest income decreased to $4.75 million for the quarter ended December 31, 2002 from $4.98 million for the quarter ended
December 31, 2001.   Total interest income decreased $734,000 to $7.21 million
for the quarter ended December 31, 2002 from $7.94 million for the quarter ended December 31, 2001, primarily due to a reduction in average yields on earning assets. The yield on earning assets was 7.11% for the quarter ended December 31, 2002 compared to 8.63% for the quarter ended December 31, 2001. The yield was impacted by a shift in the makeup of total earning assets. In 2001, loans, the Company's highest yielding class of assets, comprised 88% of earning assets. In 2002, loans were 80% of average earning assets. This change was largely influenced by the decision to sell many of the loans originated in the current quarter. That had the effect of increasing the gain on loans sold, at the expense of interest income. The impact of lower average yields was, however, partially offset by increased levels of average earning assets. Total interest expense decreased $501,000 to $2.46 million for the quarter ended December 31, 2002 from $2.96 million for the quarter ended December 31, 2001. The average cost of funds for each of the Bank's deposit account types for the current quarter was lower than a year ago. The overall cost of funds decreased to 2.95% for the quarter ended December 31, 2002 from 4.06% for the quarter ended December 31, 2001. As a result of these changes, the net interest margin decreased to 4.68% for the quarter ended December 31, 2002 from 5.41% for the quarter ended December 31, 2001.

Provision for Loan Losses: The provision for loan losses decreased to $173,000 for the three months ended December 31, 2002 from $392,000 for the three months ended December 31, 2001. The Bank has established a systematic methodology for the determination of provisions for loan losses. On a quarterly basis the Bank performs an analysis taking into consideration historic loss experience for various loan segments, changes in economic conditions, delinquency rates, and other factors to determine the level of allowance for loan losses needed.

Based on the systematic methodology, management deemed the allowance for loan losses of $3.8 million at December 31, 2002 (1.21% of loans receivable and 90.6% of non-performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date. The allowance for loan losses was $3.4 million (1.09% of loans receivable and 101.1% of non-performing loans) at December 31, 2001. The increase in the level of the allowance for loan losses was judged appropriate due to a slight change in the mix of the loan portfolio and the continuing effects of the slow Northwest economy. Net charge-offs for the current quarter were $27,000 compared to $90,000 in the same quarter of 2001.

Noninterest Income: Total non-interest income increased to $1.65 million for the quarter ended December 31, 2002 from $1.16 million for the quarter ended December 31, 2001, primarily due to a $150,000 increase in gain on sale of loans, a $127,000 increase in service charges on deposits and the recognition
of $135,000 in BOLI income.   The increased loan sale gains are primarily a
result of the Bank selling $34.8 million in fixed-rate one-to-four family loans during the current quarter. During the same period in 2001, the Bank sold $17.2 million in fixed-rate one-to-four family loans and converted $12.2 million in loans to mortgage-backed securities.

The increased deposit-related service charge income is primarily a result of the Bank's checking account acquisition program. Service charges on deposits increased 31.5% to $530,000 for the quarter ended December 31, 2002 from $403,000 for the quarter ended December 31, 2001. Since the checking account acquisition program began in December 2000, the Bank has increased the number of its consumer checking accounts by 91% and increased its consumer checking account balances by $23.7 million.

Noninterest Expense: Total non-interest expense increased by $385,000 to $3.49 million for the three months ended December 31, 2002 from $3.11 million for the three months ended December 31, 2001. This increase is primarily due to a $303,000 increase in salaries and employee benefits. The increase in salaries and employee benefits is primarily a result of adding employees to staff the Silverdale branch, increasing staffing levels in several other departments, and salary increases in October of 2002.

Provision for Income Taxes: The provision for income taxes decreased to $860,000 for the three months ended December 31, 2002 from $936,000 for the three months ended December 31, 2001 primarily as a result of increased tax-exempt income from the Bank owned life insurance program that was implemented in September 2002. The Company's effective tax rate was 31.5% in 2002 compared to 35.4% in 2001.

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

The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the three months ended December 31, 2002. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities and purchases of securities, and the net change in loans. Financing activities present the cash flows associated with the Company's deposit accounts and other borrowings.

The Company's consolidated total of cash and due from financial institutions decreased by $1.4 million to $9.1 million at December 31, 2002 from $10.6 million at September 30, 2002. The Company's level of interest bearing deposits in banks, however increased by $7.2 million to $32.6 million at December 31, 2002 from $25.5 million at September 30, 2002. The net increase in cash and interest bearing deposits in banks is primarily a result of funds received from loan prepayments and loan sales, which led to a net decrease of $12.1 million in total loans.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2002, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 30.7%. The Bank also maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of $134.0 million, under which $61.7 million was outstanding at December 31, 2002.

Liquidity management is both a short and long-term responsibility of the Bank's management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, and (iv) yields available on interest-bearing deposits. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term investments. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and collateral for repurchase agreements.

The Bank's primary investing activity is the origination of one-to-four family mortgage loans, commercial mortgage loans, and construction and land development loans. At December 31, 2002, the Bank had loan commitments totaling $22.3 million and undisbursed loans in process totaling $23.0 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2002 totaled $108.7 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

Federally-insured state-chartered banks are required to maintained minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At December 31, 2002, the Bank was in compliance with all applicable capital requirements. For additional details see "Regulatory Capital".



Regulatory Capital
------------------

The following table compares the Bank's regulatory capital at December 31, 2002 to its minimum regulatory capital requirements at that date (dollars in thousands):
                                                           Percent of
                                          Amount    Adjusted Total Assets (1)
                                          ------    -------------------------

Tier 1 (leverage) capital                $63,610              14.8%
Tier 1 (leverage) capital requirement     17,178               4.0
                                         -------              ----
Excess                                   $46,432              10.8%
                                         =======              ====

Tier 1 risk adjusted capital             $63,610              20.9%
Tier 1 risk adjusted capital requirement  12,153               4.0
                                         -------              ----
Excess                                   $51,457              16.9%
                                         =======              ====

Total risk based capital                 $67,387              22.2%
Total risk based capital requirement      24,306               8.0
                                         -------              ----
Excess                                   $43,081              14.2%
                                         =======              ====

------------------
(1) For the Tier 1 (leverage) capital, percent of total average assets of $429.4 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $303.8 million.

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                              KEY FINANCIAL RATIOS
                    (Dollars in thousands, except per share data)


                                            For the Three Months Ended
                                 December 31,    September 30,    December 31,
                                     2002            2002             2001
                                 ---------------------------------------------
PERFORMANCE RATIOS:
Return on average assets (1)         1.72%           1.68%            1.77%
Return on average equity (1)         9.96%           9.36%            9.45%
Net interest margin (1)              4.68%           4.79%            5.41%
Efficiency ratio                    54.62%          54.88%           50.59%



                                 December 31,    September 30,    December 31,
                                     2002            2002             2001
                                 ---------------------------------------------
ASSET QUALITY RATIOS:
Non-performing loans               $  4,169       $  3,741         $  3,317
REO & other repossessed assets          692            680            1,030
Total non-performing assets           4,861          4,421            4,347
Non-performing assets to total
 assets                                1.12%          1.03%            1.14%
Allowance for loan losses to
 non-performing loans                 90.60%         97.03%          101.06%

Book Value Per Share (2)           $  17.52       $  17.14         $  15.98
Book Value Per Share (3)           $  19.07       $  18.69         $  17.51

-------------------
(1)  Annualized
(2)  Calculation includes ESOP shares not committed to be released
(3)  Calculation excludes ESOP shares not committed to be released




                                 December 31,    September 30,    December 31,
                                     2002            2002             2001
                                 ---------------------------------------------

AVERAGE BALANCE SHEET:
---------------------
Average Total Loans               $ 325,200       $ 329,167        $ 323,052
Average Total Interest Earning
 Assets                             405,514         400,557          368,219
Average Total Assets                434,880         418,385          385,003
Average Total Interest Bearing
 Deposits                           272,037         258,547          226,005
Average FHLB Advances                61,735          61,813           66,020
Average Shareholders' Equity         75,000          75,147           72,249

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There were no material changes in information concerning market risk from the information provided in the Company's Form 10-K for the fiscal year ended September 30, 2002.

Item 4.  Controls and Procedures
--------------------------------
(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
(b) Changes in Internal Controls: In the quarter ended December 31, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls. The Company, did, however, continue to implement suggestions from its internal auditor on ways to strengthen existing controls.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings
-------------------------------
Neither the Company nor the Bank is a party to any material legal proceedings at this time. Further, neither the Company nor the Bank is aware of the threat of any such proceedings. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 2.     Changes in Securities and Use of Proceeds
------------------------------------------------------
Change in Securities -- None to be reported.
Use of proceeds -- None to be reported.

Item 3.     Defaults Upon Senior Securities
-------------------------------------------
None to be reported.

Item 4.     Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------
An annual meeting of Shareholders of the Company was held on January 23, 2003. The results of the vote on the matters presented at the meeting are as follows:

     The following individuals were elected as directors:

                                  For                       Withheld
                      No. of Votes   Percentage   No. of Votes   Percentages
                      -------------------------   --------------------------
Clarence E. Hamre       3,582,571       98.42%       57,627         1.58%
(three-year term)

Robert Backstrom        3,582,571       98.42%       57,627         1.58%
(three-year term)

Andrea M. Clinton       3,582,571       98.42%       57,627         1.58%
(three-year term)

Ronald A. Robbel        3,582,571       98.42%       57,627         1.58%
(three-year term)

Harold L. Warren        3,582,571       98.42%       57,627         1.58%
(one-year term)



Item 5.     Other Information
-----------------------------
None to be reported.


Item 6.     Exhibits and Reports on Form 8-K
--------------------------------------------
     (a)  Exhibits

          3(a)   Articles of Incorporation of the Registrant *
          3(b)   Bylaws of the Registrant *
          10(a)  Employee Severance Compensation Plan **
          10(b)  Timberland Savings Bank, S.S.B. Employee Stock Ownership
                 Plan **
          10(c)  Timberland Bancorp, Inc. 1999 Stock Option Plan ***
          10(d)  Timberland Bancorp, Inc. Management Recognition and
                 Development Plan ***
          99     Certification Pursuant to Section 906 of the Sarbanes Oxley
                 Act

           ------------------
           * Incorporated by reference to the Registrant's Registration Statement of Form S-1 (333-35817).
          ** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
         *** Incorporated by reference to the Registrant's Annual Meeting Proxy Statement dated December 15, 1998.

     (b) Reports on Form 8-K. The Registrant did not have any reports on Form 8-K for the quarter ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Timberland Bancorp, Inc.

Date:    February 5, 2002         By: /s/ Clarence E. Hamre
                                      -----------------------------
                                      Clarence E. Hamre
                                      Chief Executive Officer
                                      (Principal Executive Officer)


Date:    February 5, 2002         By: /s/ Dean J. Brydon
                                      ------------------------------
                                      Dean J. Brydon
                                      Chief Financial Officer
                                      (Principal Financial Officer)

                           Certification Required
    By Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934


I, Clarence E. Hamre, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Timberland
       Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.


Date: February 5, 2003

                                             /s/ Clarence E. Hamre
                                             ---------------------------
                                             Clarence E. Hamre

                                             Chief Executive Officer

                            Certification Required
    By Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934


I, Dean J. Brydon, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Timberland
       Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.


Date: February 5, 2003

                                             /s/ Dean J. Brydon
                                             ---------------------------
                                             Dean J. Brydon

                                             Chief Financial Officer

                                  EXHIBIT 99.1

           Certification Pursuant to Section 906 of the Sarbanes Oxley Act

    CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                       OF TIMBERLAND BANCORP, INC.
          PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

     * the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     * the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.


/s/ Clarence E. Hamre                     /s/ Dean J. Brydon
--------------------------------          -------------------------------
Chief Executive Officer                   Chief Financial Officer


Date:   February 5, 2002