Form 10-Q
period 2003-03-31
TIMBERLAND BANCORP INC
filed 2003-05-14
CIK 1046050

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes [X]     No [ ]

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
       Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     CLASS                            SHARES OUTSTANDING AT APRIL 25, 2003
     -----                            ------------------------------------
 Common stock, $.01 par value                       3,775,777

                                  INDEX

                                                                        Page
PART I.   FINANCIAL INFORMATION                                         ----

     Item 1.   Financial Statements (unaudited)

               Condensed Consolidated Balance Sheets                     3

               Condensed Consolidated Statements of Income               4

               Condensed Consolidated Statements of Shareholders'
                Equity                                                   5

               Condensed Consolidated Statements of Cash Flows           6-7

               Condensed Consolidated Statements of Comprehensive
                Income                                                   8

               Notes to Condensed Consolidated Financial
                Statements (unaudited)                                   9-11

     Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      12-21

     Item 3.   Quantitative and Qualitative Disclosures about
                Market Risk                                              22

     Item 4.   Controls and Procedures                                   22

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                         22

     Item 2.   Changes in Securities and Use of Proceeds                 22

     Item 3.   Defaults Upon Senior Securities                           22

     Item 4.   Submission of Matters to a Vote of Security Holders       22

     Item 5.   Other Information                                         22

     Item 6.   Exhibits and Reports on Form 8-K                          23

SIGNATURES                                                               24

CERTIFICATIONS                                                           25-27

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 2003 and September 30, 2002
                             Dollars in Thousands
                                 (unaudited)

                                                  March 31,    September 30,
                                                      2003             2002
                                                 --------------------------
Assets
Cash and due from financial institutions         $  11,039        $  10,580
Interest bearing deposits in banks                  30,075           25,493
Securities held to maturity (fair value $469)          470              - -
Securities available for sale                       52,207           41,582
Federal Home Loan Bank stock                         5,313            5,139

Loans receivable                                   310,109          322,997
Loans held for sale                                  2,466            3,161
Less: Allowance for loan losses                     (3,868)          (3,630)
                                                 --------------------------
     Total Loans                                   308,707          322,528
                                                 --------------------------

Accrued interest receivable                          1,533            1,604
Premises and equipment                              13,019           11,664
Real estate owned                                      900              680
Bank owned life insurance ("BOLI")                  10,305           10,036
Other assets                                         2,257            1,748
                                                 --------------------------
     Total Assets                                $ 435,825        $ 431,054
                                                 --------------------------

Liabilities and Shareholders' Equity

Liabilities
Deposits                                         $ 296,579        $ 292,316
Federal Home Loan Bank advances                     61,684           61,759
Other liabilities and accrued expenses               1,759            2,583
                                                 --------------------------
     Total Liabilities                             360,022          356,658
                                                 --------------------------

Shareholders' Equity
Common Stock, $.01 par value; 50,000,000
 shares authorized; March 31, 2003 - 4,253,217
 issued, 3,768,777 outstanding
 September 30, 2002 - 4,340,976 issued,
 3,856,536 outstanding (unallocated ESOP
 shares and unvested MRDP shares are not
 considered outstanding)                                42               43
Additional paid in capital                          34,148           35,857
Unearned shares - Employee Stock Ownership Plan     (5,155)          (5,419)
Unearned shares - Management Recognition &
 Development Plan                                   (1,504)          (1,826)
Retained earnings                                   47,824           45,210
Accumulated other comprehensive income                 448              531
                                                 --------------------------
     Total Shareholders' Equity                     75,803           74,396
                                                 --------------------------
     Total Liabilities and Shareholders' Equity  $ 435,825        $ 431,054
                                                 --------------------------

   See notes to unaudited condensed consolidated financial statements

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          For the three and six months ended March 31, 2003 and 2002
                Dollars in Thousands, Except Per Share Amounts
                                (unaudited)

                      Three Months Ended March 31,  Six Months Ended March 31,
                           2003         2002            2003          2002
                         --------------------         ---------------------
Interest and Dividend
 Income
Loans receivable         $ 6,379      $ 6,898        $ 12,962      $ 14,246
Investments and mortgage-
 backed securities           244          404             487           815
Dividends from
 investments                 287          173             546           333
Interest bearing deposits
 in banks                     83           41             205            63
                         --------------------         ---------------------
   Total interest and
    dividend income        6,993        7,516          14,200        15,457

Interest Expense
Deposits                   1,412        1,872           3,023         3,974
Federal Home Loan Bank
 advances                    831          821           1,681         1,681
                         --------------------         ---------------------
   Total interest expense  2,243        2,693           4,704         5,655
                         --------------------         ---------------------
   Net interest income     4,750        4,823           9,496         9,802
Provision for Loan Losses    107          200             280           592
                         --------------------         ---------------------
   Net interest income
    after provision for
    loan losses            4,643        4,623           9,216         9,210
Non-Interest Income
Service charges on
 deposits                    461          380             992           783
Gain on sale of loans, net   394          220             823           500
Loss on sale of securities   - -          (19)            - -           (16)
BOLI net earnings            134          - -             269           - -
Escrow fees                   61           72             135           145
Servicing income on
 loans sold                   83          114             195           251
ATM transaction fees         189          137             375           270
Other                        177          142             356           275
                         --------------------         ---------------------
   Total non-interest
    income                 1,499        1,046           3,145         2,208

Non-interest Expense
Salaries and employee
 benefits                  2,031        1,724           4,041         3,432
Premises and equipment       370          368             733           687
Advertising                  176          191             380           432
Loss from real estate
 operations & write-downs     42           27              73            60
ATM expenses                 152          164             301           271
Other                        763          672           1,496         1,370
                         --------------------         ---------------------
   Total non-interest
    expense                3,534        3,146           7,024         6,252

Income before federal
 income taxes              2,608        2,523           5,337         5,166
Federal Income Taxes         818          894           1,678         1,830
                         --------------------         ---------------------
   Net Income            $ 1,790      $ 1,629         $ 3,659       $ 3,336
Earnings Per Common Share:
   Basic                 $  0.47      $  0.42         $  0.95       $  0.85
   Diluted               $  0.45      $  0.41         $  0.91       $  0.83
Weighted average shares
 outstanding:
   Basic               3,820,273    3,881,782       3,838,604     3,934,081
   Diluted             4,009,862    4,014,645       4,010,795     4,038,635


      See notes to unaudited condensed consolidated financial statements

                                  TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                For the year ended September 30, 2002 and the six months ended March 31, 2003
                            Dollars in Thousands Except Common Stock Shares
                                                  (unaudited)

                                                            Unearned
                                                              Shares    Unearned       Accumulated
                                                           Issued to      Shares             Other
                                                            Employee   Issued to           Compre-
                               Common  Common  Additional      Stock  Management           hensive
                         Stock Shares   Stock     Paid-In  Ownership Recognition  Retained  Income
                          Outstanding  Amount     Capital      Trust        Plan  Earnings  (Loss)   Total
                          -----------  ------     -------      -----  ----------  --------  ------   ------
Balance, Sept. 30, 2001    4,010,303     $46      $39,574    ($5,948)  ($2,471)    $40,332  $ 276   $71,809
Net Income                       - -     - -          - -        - -       - -       6,891    - -     6,891
Repurchase of
  Common Stock              (274,272)     (3)      (4,411)       - -       - -         - -    - -    (4,414)
Exercise of Stock Options     44,253     - -          588        - -       - -         - -    - -       588
Cash Dividends
  ($.45 per share)               - -     - -          - -        - -       - -      (2,013)   - -    (2,013)
Earned ESOP Shares            35,267     - -           27        529       - -         - -    - -       556
Earned MRDP Shares            40,985     - -           79        - -       645         - -    - -       724
Change in fair value of
  securities available
  for sale, net of tax           - -     - -          - -        - -       - -         - -    255       255
                           --------------------------------------------------------------------------------

Balance, Sept. 30, 2002    3,856,536      43       35,857     (5,419)   (1,826)     45,210    531    74,396
                           --------------------------------------------------------------------------------

Net Income                       - -     - -          - -        - -       - -       3,659    - -     3,659
Repurchase of
   Common Stock             (116,259)     (1)      (2,203)       - -       - -         - -    - -    (2,204)
Exercise of Stock Options     28,500     - -          344        - -       - -         - -    - -       344
Cash Dividends
   ($.24 per share)              - -     - -          - -        - -       - -      (1,045)   - -    (1,045)
Earned ESOP Shares               - -     - -          120        264       - -         - -    - -       384
Earned MRDP Shares               - -     - -           30        - -       322         - -    - -       352
Change in fair value of
   securities available for
   sale, net of tax              - -     - -          - -        - -       - -         - -    (83)      (83)
                           --------------------------------------------------------------------------------

Balance, Mar. 31, 2003     3,768,777     $42      $34,148    ($5,155)  ($1,504)    $47,824   $448   $75,803
                           --------------------------------------------------------------------------------

                 See notes to unaudited condensed consolidated financial statements

                                                   5

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended March 31, 2003 and 2002
                             Dollars in Thousands
                                  (unaudited)

                                                  Six Months Ended March 31,
Cash Flow from Operating Activities                   2003         2002
                                                    --------------------
Net income                                          $ 3,659      $ 3,336
                                                    --------------------
Noncash revenues, expenses, gains and losses
 included in income:
   Depreciation                                         299          313
   Federal Home Loan Bank stock dividends              (174)        (158)
   Earned ESOP Shares                                   384          265
   Earned MRDP Shares                                   352          359
   Loss on sale of securities available for sale        - -           16
   Loss (Gain) on sale of real estate owned, net         10          (13)
   BOLI cash surrender value increase                  (269)         - -
   Gain on sale of loans                               (823)        (500)
   Provision for loan and real estate owned losses      307          643
Loans originated for sale                           (61,608)     (38,921)
Proceeds from sale of loans                          63,126       40,444
Net decrease in other assets                           (395)        (123)
Decrease in other liabilities and accrued
 expenses, net                                         (823)      (1,336)
                                                    --------------------
Net Cash Provided by Operating Activities             4,045        4,325

Cash Flow from Investing Activities
Net increase in interest-bearing deposits in banks   (4,582)     (23,422)
Purchase of securities                              (15,500)         - -
Proceeds from maturities of securities available
 for sale                                             4,278        2,527
Proceeds from sale of securities available for sale     - -        8,299
Decrease (increase) in loans receivable, net         12,846         (616)
Additions to premises and equipment                  (1,654)        (850)
Additions to real estate owned                         (525)        (637)
Proceeds from sale of real estate owned                 268          622
                                                    --------------------
Net Cash Used in Investing Activities                (4,869)     (14,077)

Cash Flow from Financing Activities
Increase in deposits, net                             4,263       20,462
Decrease in Federal Home Loan Bank advances, net        (75)      (7,146)
Proceeds from exercise of stock options                 344          201
Repurchase of common stock                           (2,204)      (2,413)
Payment of dividends                                 (1,045)        (993)
                                                    --------------------
Net Cash Provided by Financing Activities             1,283       10,111

Net Change in Cash                                      459          359
Cash and Due from Financial Institutions
   Beginning of period                               10,580       10,017
                                                    --------------------
   End of period                                    $11,039      $10,376
                                                    --------------------

See notes to unaudited condensed consolidated financial statements (continued)

                                                  Six Months Ended March 31,
                                                     2003         2002
                                                    --------------------
Supplemental Disclosure of Cash Flow Information
   Income taxes paid                                $ 1,675      $ 1,670
   Interest paid                                      4,716        5,827


Supplemental Disclosure of Noncash Investing
 Activities
   Market value adjustment of securities
    held for sale, net of tax                           (83)        (290)
   Investment securities acquired in loan
    securitization                                      - -       12,226
   Loans transferred to real estate owned               480          291




      See notes to unaudited condensed consolidated financial statements

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
       For the three and six months ended March 31, 2003 and 2002
                          Dollars in Thousands
                               (unaudited)



                      Three Months Ended March 31,  Six Months Ended March 31,
                           2003       2002              2003         2002
                         ------------------            -------------------
Comprehensive Income:
  Net Income             $1,790      $1,629            $3,659       $3,336
  Change in fair value
   of securities
   available for sale,
   net of tax               (79)         23               (83)        (290)
                         ------------------            -------------------

Total Comprehensive
 Income                  $1,711      $1,652            $3,576       $3,046



    See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The results of operations for the six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(2) EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options and awarded but not released Management Recognition and Development Plan ("MRDP") shares. In accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans (ESOP), issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At March 31, 2003 and 2002, there were 361,483 and 396,750 ESOP shares, respectively, that had not been allocated.

                       Three Months Ended March 31,  Six Month Ended March 31,
                            2003        2002             2003        2002
                       ---------------------------   ------------------------
Basic EPS computation
  Numerator - Net
   Income              $1,790,000   $1,629,000       $3,659,000   $3,336,000

  Denominator -
   Weighted average
   common shares
   outstanding          3,820,273    3,881,782        3,838,604    3,934,081

Basic EPS              $     0.47   $     0.42       $     0.95   $     0.85

Diluted EPS
 computation
  Numerator - Net
   Income              $1,790,000   $1,629,000       $3,659,000   $3,336,000
  Denominator -
   Weighted average
   common shares
   outstanding          3,820,273    3,881,782        3,838,604    3,934,081
Effect of dilutive
 stock options            159,133      106,390          148,102       91,103
Effect of dilutive MRDP    30,456       18,997           24,089       10,737
                       ----------   ----------       ----------   ----------
Weighted average common
 shares and common
 stock equivalents      4,009,862    4,007,169        4,010,795    4,035,921

Diluted EPS            $     0.45   $     0.41       $     0.91   $     0.83


(3) STOCK BASED COMPENSATION
At March 31, 2003 the Company has an employee and director stock option plan. The Company accounts for options granted under that plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as all the exercise price for all options granted under the plan were equal to the market value of the Company's stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three and the six months ended March 31, 2003 and 2002 if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation for the effects of all options granted:

                      Three Months Ended March 31,  Six Months Ended March 31,
                            2003        2002             2003        2002
                      ---------------------------   ------------------------
Net income as reported  $1,790,000  $1,629,000        $3,659,000  $3,336,000

Less total stock-based
  compensation expense
  determined under fair
  value method for all
  qualifying awards        (52,000)    (63,000)         (100,000)   (125,000)

Pro forma net income     1,738,000   1,566,000         3,559,000   3,211,000

Earnings per share:
  Basic:
    As reported         $     0.47  $     0.42        $     0.95  $     0.85
    Pro forma                 0.45        0.40              0.93        0.82

Diluted:
    As reported         $     0.45  $     0.41        $     0.91  $     0.83
    Pro forma                 0.44        0.40              0.89        0.80

(4)  DIVIDEND
On April 11, 2003, the Company announced a quarterly cash dividend of $0.12 per common share. The dividend is to be paid May 16, 2003, to shareholders of record as of the close of business May 2, 2003.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operation
--------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three and six months ended March 31, 2003. This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward looking statements may describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include competition in the financial services market for both deposits and loans, interest rate trends, the economic climate in the Company's market areas and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.



Comparison of Financial Condition at March 31, 2003 and September 30, 2002

Total Assets: Total assets increased to $435.8 million at March 31, 2003 from $431.1 million at September 30, 2002. This change is reflected primarily in a $15.7 million increase in investments and interest bearing deposits in banks, which is partially offset by a $13.8 million decrease in total loans.

Cash and Due from Financial Institutions: Cash and due from financial institutions increased to $11.0 million at March 31, 2003 from $10.6 million at September 30, 2002.

Interest Bearing Deposits in Banks: Interest bearing deposits in banks increased $4.6 million to $30.1 million at March 31, 2003 from $25.5 million at September 30, 2002. This increase is primarily due to investing proceeds from loan sales, loan prepayments, and increased customer deposits.

Securities and FHLB Stock: Securities and FHLB stock increased 24.1% to $58.0 million at March 31, 2003 from $46.7 million at September 30, 2002. This increase is primarily due to investing proceeds from loan sales, loan prepayments, and increased customer deposits.

Loans Receivable, and Loans Held-for-sale, net of allowance for loan losses:
Net loans receivable, including loans held-for-sale, decreased $13.8 million to $308.7 million at March 31, 2003 from $322.5 at September 30, 2002, primarily reflected in a $14.4 million decrease in the Bank's one-to-four family mortgage loan portfolio. The portfolio decrease was primarily due to loan prepayments, as a result of the historically low home mortgage rates, and the sale of a majority of the one-to-four family mortgages generated during
the period.   During the six months ended March 31, 2003, the Bank originated loans of $109.3 million and sold $62.3 million in fixed rate one-to-four family mortgage loans. Management elected to sell a majority of the fixed rate residential loans originated instead of adding them to the Bank's portfolio due to the low rate environment. In addition to the reduction in the one-to-four family mortgage portfolio, the Bank's commercial real estate portfolio decreased by $2.3 million primarily due to the prepayment of several large participation loans.

Real Estate Owned ("REO"):  Real estate owned increased to $900,000 for March
31, 2003 from $680,000 at September 30, 2002.   The increase was due to the
addition of four 1-4 family residences, two parcels of land and one commercial piece of property.

Premises and Equipment: Premises and equipment increased by $1.4 million to $13.0 million at March 31, 2003 from $11.7 million at September 30, 2002.
This increase is primarily due to costs associated with the construction of the Silverdale branch (which opened January 13, 2003), remodeling of a commercial building in Hoquiam, which has become the current location of the Bank's loan servicing and escrow departments, and the remodeling of a building in downtown Olympia that will become the Bank's 15th full-service office. The downtown Olympia branch is scheduled to open in August 2003 and will serve as the headquarters for the Bank's Commercial Lending and Business Banking Divisions.

Deposits: Deposits increased to $296.6 million at March 31, 2003 from $292.3 million at September 30, 2002, primarily due to a $9.6 million increase in the Bank's savings accounts, a $5.4 million increase in N.O.W. checking accounts and a $3.8 million increase in non-interest bearing accounts. These increases are partially offset by a $9.9 million decrease in certificate of deposit accounts and a $4.7 million decrease in money market accounts.

Federal Home Loan Bank ("FHLB") Advances: FHLB advances decreased to $61.7 million at March 31, 2003 from $61.8 million at September 30, 2002.

Shareholders' Equity: Total shareholders' equity increased by $1.4 million to $75.8 million at March 31, 2003 from $74.4 million at September 30, 2002. The components of shareholders' equity were primarily affected by net income of $3.7 million, the repurchase of 116,259 shares of the Company's stock for $2.2 million and the payment of $1.0 million in dividends to shareholders. Also affecting shareholders' equity was a $344,000 increase to additional paid in capital from the exercise of stock options, and decreases of $322,000 and $264,000 in the equity components related to unearned shares issued to the Management Recognition and Development Plan and Employee Stock Ownership Plans, respectively.

On February 11, 2003, the Company announced the completion of its tenth stock repurchase program. The Company repurchased 193,659 shares at an average price of $17.76 per share. The Company repurchased 76,259 of these shares during the quarter ended March 31, 2003.

On February 14, 2003 the Company announced a plan to repurchase 380,028 shares of the Company's stock. This marked the Company's eleventh stock repurchase plan. As of March 31, 2003, the Company had purchased 40,000 of these shares and cumulatively had repurchased 2,638,563 (39.9%) of the 6,612,500 shares that were issued when the Company went public in January 1998.

Non-performing Assets:  Total non-performing assets decreased to $4.3 million
for March 31, 2003 from $4.4 million at September 30, 2002.   The Company's
non-performing asset ratio to total asset ratio ("NPA") decreased to 0.99% at March 31, 2003 from 1.03% at September 30, 2002. Nonaccrual loans decreased to $3.4 million at March 31, 2003 from $3.7 million at September 30, 2002, primarily reflected in decreases of $154,000 and $151,000 in the one-to-four family mortgage loan and commercial loan categories, respectively. This decrease in non-accrual loans was partially offset by a $220,000 increase in the real estate owned category.

Non Performing Assets
---------------------
The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.

                                            March 31,       September 30,
                                                2003                2002
                                            ----------------------------
                                                (Dollars in thousands)

Loans accounted for on a nonaccrual basis:
Mortgage loans:
  One-to-four family                        $    984            $  1,138
  Commercial                                     537                 688
  Construction and land development            1,624               1,571
  Land                                           205                 251
Consumer loans                                    50                  49
Commercial Business Loans                        - -                  44
                                            --------            --------
     Total                                     3,400               3,741


Accruing loans which are contractually
past due 90 days or more:                         --                  --

Total of nonaccrual and
90 days past due loans                         3,400               3,741

Real estate owned and other
repossessed assets                               900                 680
                                            --------            --------
     Total nonperforming assets                4,300               4,421

Restructured loans                               - -                 - -

Nonaccrual and 90 days or more past
due loans as a percentage of loans
receivable, (including loans held for sale)(1)  1.09%               1.15%

Nonaccrual and 90 days or more past
due loans as a percentage of total assets       0.78%               0.87%

Nonperforming assets as a percentage
of total assets                                 0.99%               1.03%

Loans receivable, (including loans
held for sale) (1)                          $312,575            $326,158
                                            ========            ========

Total assets                                $435,825            $431,054
                                            ========            ========


------------
(1)  Loans receivable is before the allowance for loan losses

Loans Receivable
----------------
The following table sets forth the composition of the Company's loan portfolio by type of loan.

                                  At March 31,          At September 30,
                                     2003                     2002
                              Amount       Percent     Amount     Percent
                             ---------------------    -------------------
                                         (Dollars In thousands)

Mortgage Loans:
  One-to-four family (1)(2)  $ 98,711       29.08%    $113,144      31.28%
  Multi family                 23,626        6.96       24,135       6.67
  Commercial                   95,380       28.10       97,644      27.00
  Construction and
   land development            74,740       22.01       80,144      22.16
  Land                         15,470        4.56       15,453       4.27
                             --------      ------     --------     ------
    Total mortgage loans      307,927       90.71      330,520      91.38
Consumer Loans:
  Home equity and second
   mortgage                    15,120        4.45       13,718       3.79
  Other                         8,039        2.37        8,097       2.24
                             --------      ------     --------     ------
                               23,159        6.82       21,815       6.03

Commercial business loans       8,387        2.47        9,365       2.59
                             --------      ------     --------     ------
     Total loans              339,473      100.00%     361,700     100.00%
                                           ======                  ======

Less:
  Undisbursed portion of
   loans in process           (24,035)                 (32,324)
  Unearned income              (2,863)                  (3,218)
  Allowance for loan losses    (3,868)                  (3,630)
  Market value adjustment
  of loans held-for-sale          - -                      - -
                             --------                 --------
Total loans receivable, net  $308,707                 $322,528
                             ========                 ========

-------------
(1)   Includes loans held-for-sale.
(2)   Includes real estate contracts totaling $1.1 million at March 31, 2003



Activity in the Allowance for Loan Losses
-----------------------------------------
Activity in the allowance for loan losses in the six months ended March 31, 2003 and 2002 is as follows:

                                               2003           2002
                                             ---------------------
Balance beginning of period                  $3,630         $3,050
Provision for loan losses                       280            592
Loans charged off                              (103)          (200)
Recoveries on loans previously charged off       61              8
Net charge offs                                 (42)          (192)
Balance at end of period                     $3,868         $3,450

Deposit Breakdown
-----------------

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                         March 31, 2003     September 30, 2002
                                         --------------     ------------------
                                         (in thousands)       (in thousands)

Non-interest bearing                        $ 27,393            $ 23,585
N.O.W. checking                               47,659              42,222
Savings                                       49,900              40,328
Money market accounts                         43,218              47,888
Certificates of deposit under $100,000       105,603             102,052
Certificates of deposit $100,000 and over     22,806              36,241
                                            --------            --------

                Total Deposits              $296,579            $292,316
                                            ========            ========



Comparison of Operating Results for the Three and Six Months Ended March 31, 2003 and 2002

Net Income: Net income for the quarter ended March 31, 2003 was $1.79 million, or $0.45 per diluted share ($0.47 per basic share) compared to $1.63 million, or $0.41 per diluted share ($0.42 per basic share) for the quarter ended March 31, 2002. The primary factor affecting the improved performance in the current quarter was increased non-interest income.

Net income for the six months ended March 31, 2003 was $3.66 million, or $0.91 per diluted share ($0.95 per basic share) compared to $3.34 million, or $0.83 per diluted share ($0.85 per basic share) for the six months ended March 31, 2002.

The Company also announced in its April 24, 2003 earnings release that expenses associated with planned technology improvements will reduce earnings over the next two quarters by a combined total of $0.09 per share. Additional details concerning the technology improvements are discussed below.

Net Interest Income: Net interest income decreased $73,000 to $4.75 million for the quarter ended March 31, 2003 from $4.82 million for the quarter ended
March 31, 2002.   Total interest income decreased $523,000 to $6.99 million
for the quarter ended March 31, 2003 from $7.52 million for the quarter ended March 31, 2002, primarily due to a reduction in average yields on earning assets. The yield on earning assets was 6.99% for the quarter ended March 31, 2003 compared to 8.12% for the quarter ended March 31, 2002. In addition to overall lower market rates, the yield was also impacted by a shift in the makeup of total earning assets. In 2002, loans, the Company's highest yielding class of assets, comprised 86.3% of average earning assets. In 2003, loans comprised 78.8% of average earning assets. This change was largely influenced by the decision to sell many of the loans originated in the current quarter. That had the effect of increasing the gain on loans sold, at the expense of interest income. The impact of lower average yields was, however, partially offset by increased levels of average earning assets. Total interest expense decreased $450,000 to $2.24 million for the quarter ended March 31, 2003 from $2.69 million for the quarter ended March 31, 2002. The average cost of funds for each of the Bank's deposit account types for the current quarter was lower than a year ago. The overall cost of funds decreased to 2.73% for the quarter ended March 31, 2003 from 3.67% for the quarter ended March 31, 2002. As a result of these changes, the net interest margin decreased to 4.75% for the quarter ended March 31, 2003 from 5.21% for the quarter ended March 31, 2002.

Net interest income decreased $306,000 to $9.50 million for the six months ended March 31, 2003 from $9.80 million for the six months ended March 31,
2002.   Total interest income decreased $1.26 million to $14.20 million for the six months ended March 31, 2003 from $15.46 million for the six months ended March 31, 2002, primarily due to a reduction in average yields on earning assets. The yield on earning assets was 7.05% for the six months ended March 31, 2003 compared to 8.37% for the six months ended March 31, 2002. The impact of lower average yields was, however, partially offset by increased levels of average earning assets. Total interest expense decreased $951,000 to $4.70 million for the six months ended March 31, 2003 from $5.66 million for the six months ended March 31, 2002. The average cost of funds for each of the Bank's deposit account types for the current period was lower than a year ago. The overall cost of funds decreased to 2.84% for the six months ended March 31, 2003 from 3.87% for the six months ended March 31, 2002. As a result of these changes, the net interest margin decreased to 4.71% for the six months ended March 31, 2003 from 5.31% for the six months ended March 31, 2002.

Provision for Loan Losses: The provision for loan losses decreased to $107,000 for the three months ended March 31, 2003 from $200,000 for the three
months ended March 31, 2002.   The provision for loan losses decreased to
$280,000 for the six months ended March 31, 2003 from $592,000 for the six months ended March 31, 2002. The Bank has established a systematic methodology for the determination of provisions for loan losses. On a quarterly basis the Bank performs an analysis taking into consideration historic loss experience for various loan segments, changes in economic conditions, delinquency rates, and other factors to determine the level of allowance for loan losses needed.

Based on the systematic methodology, management deemed the allowance for loan losses of $3.9 million at March 31, 2003 (1.25% of loans receivable and 113.8% of non-performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date.
The allowance for loan losses was $3.450 million (1.12% of loans receivable and 84.9% of non-performing loans) at March 31, 2002. The increase in the level of the allowance for loan losses primarily resulted from a slight change in the mix of the loan portfolio. Net charge-offs for the current quarter were $16,000 compared to $102,000 in the same quarter of 2002. For the six months ended March 31, 2003 and 2002, net charge-offs were $42,000 and $192,000, respectively.

Noninterest Income: Total non-interest income increased $453,000 to $1.50 million for the quarter ended March 31, 2003 from $1.05 million for the quarter ended March 31, 2002, primarily due to a $174,000 increase in gain on sale of loans, the recognition of $134,000 in BOLI income, and an $81,000
increase in service charges on deposits.   The increased loan sale gains are
primarily a result of the Bank selling $27.5 million in fixed-rate one-to-four family loans during the current quarter. During the same period in 2002, the Bank sold $23.9 million in fixed-rate one-to-four family loans.

The increased deposit-related service charge income is primarily a result of the Bank's checking account acquisition program. Since the program began in December 2000, the Bank has increased the number of its consumer checking accounts by 96% and increased its consumer checking account balances by $28.5 million.

For the six months ended March 31, 2003 non-interest income increased $937,000 to $3.15 million from $2.21 million for the six months ended March 31, 2002. This increase is primarily due to a $323,000 increase in gain on sale of loans, the recognition of $269,000 in BOLI income, a $209,000 increase in service charges on deposits, and a $105,000 increase in ATM transaction fees.

Noninterest Expense: Total non-interest expense increased by $388,000 to $3.53 million for the three months ended March 31, 2003 from $3.15 million for the three months ended March 31, 2002. This increase is primarily due to a $307,000 increase in salaries and employee benefits. The increase in salaries and employee benefits is primarily a result of adding employees to staff the Silverdale branch, increasing staffing levels in several other departments, and salary increases in October of 2002.

For the six months ended March 31, 2003 non-interest expense increased by $772,000 to $7.02 million from $6.25 million for the six months ended March 31, 2002. This increase is primarily due to a $609,000 increase in salaries and employee benefits for the reasons stated above.

Provision for Income Taxes: The provision for income taxes decreased to $818,000 for the quarter ended March 31, 2003 from $894,000 for the quarter ended March 31, 2002. The provision for income taxes decreased to $1.7 million for the six months ended March 31, 2003 from $1.8 million for the six months ended March 31, 2002. These decreases are primarily due to increased tax-exempt income from the Bank owned life insurance program that was implemented in September 2002. The Company's effective tax rate was 31.4% for the three and six months ended March 31, 2003 compared to 35.4% for the three and six months ended March 31, 2002.

Future Technology Improvement Expense
-------------------------------------
Timberland also announced its plans for upcoming technology improvements. The Bank will be converting to the Kirchman Bankway core processing system from its current in-house supported system in July of this year. In addition to the core processing system, Timberland will also be changing its Internet banking provider, its ATM service provider and its loan platform system. The Bank believes that these changes will enhance customer service, streamline the loan processing system, and allow it to offer more products to commercial and retail customers. It is estimated that expenses related to the technology upgrades and conversion will reduce earnings over the next two quarters by a total of $0.09 per share.


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

The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the six months ended March 31, 2003. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchases of securities, and the net change in loans. Financing activities present the cash flows associated with the Company's deposit accounts and other borrowings.

The Company's consolidated total of cash and due from financial institutions increased $459,000 to $11.0 million at March 31, 2003 from $10.6 million at September 30, 2002. The Company's level of interest bearing deposits in banks increased by $4.6 million to $30.1 million at March 31, 2003 from $25.5 million at September 30, 2002. The net increase in cash and interest bearing deposits in banks is primarily a result of funds received from loan prepayments and loan sales, which led to a net decrease of $13.8 million in total loans.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2003, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 31.4%. The Bank also maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of $134.0 million, under which $61.7 million was outstanding at March 31, 2003.

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

The Bank's primary investing activity is the origination of one-to-four family mortgage loans, commercial mortgage loans, and construction and land development loans. At March 31, 2003, the Bank had loan commitments totaling $24.2 million and undisbursed loans in process totaling $24.0 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2003 totaled $99.6 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

Federally-insured state-chartered banks are required to maintained minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At March 31, 2003, the Bank was in compliance with all applicable capital requirements. For additional details see "Regulatory Capital".

Regulatory Capital
------------------

The following table compares the Bank's regulatory capital at March 31, 2003 to its minimum regulatory capital requirements at that date (dollars in thousands):
                                                           Percent of
                                           Amount    Adjusted Total Assets (1)
                                          -------    ------------------------

Tier 1 (leverage) capital                 $65,663             15.5%
Tier 1 (leverage) capital requirement      16,994              4.0
                                          -------             ----
Excess                                    $48,669             11.5%
                                          =======             ====

Tier 1 risk adjusted capital              $65,663             21.0%
Tier 1 risk adjusted capital requirement   12,487              4.0
                                          -------             ----
Excess                                    $53,176             17.0%
                                          =======             ====

Total risk based capital                  $69,531             22.3%
Total risk based capital requirement       24,974              8.0
                                          -------             ----
Excess                                    $44,557             14.3%
                                          =======             ====

--------------
(1) For the Tier 1 (leverage) capital, percent of total average assets of $424.8 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $312.2 million.

                  TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                            KEY FINANCIAL RATIOS
               (Dollars in thousands, except per share data)


                     Three Months Ended March 31,   Six Months Ended March 31,
                         2003           2002            2003         2002
                     ---------------------------    -------------------------
PERFORMANCE RATIOS:
Return on average
 assets (1)              1.67%          1.69%           1.69%        1.73%
Return on average
 equity (1)              9.41%          9.08%           9.69%        9.27%
Net interest margin (1)  4.75%          5.21%           4.71%        5.31%
Efficiency ratio        56.56%         53.60%          55.57%       52.06%



                                         March 31,          September 30,
                                             2003                   2002
                                         --------           ------------
ASSET QUALITY RATIOS:
Non-performing loans                      $ 3,400                $ 3,741
REO & other repossessed assets                900                    680
Total non-performing assets                 4,300                  4,421
Non-performing assets to total assets        0.99%                  1.03%
Allowance for loan losses to
 non-performing loans                      113.76%                 97.03%

Book Value Per Share (2)                  $ 17.82                $ 17.14
Book Value Per Share (3)                  $ 19.39                $ 18.69

---------------
(1)  Annualized
(2)  Calculation includes ESOP shares not committed to be released
(3)  Calculation excludes ESOP shares not committed to be released



                     Three Months Ended March 31,   Six Months Ended March 31,
                           2003         2002            2003        2002
                     ---------------------------    -------------------------
AVERAGE BALANCE SHEET:
Average Total Loans      $315,469     $319,621        $320,335    $321,337
Average Total Interest
 Earning Assets           400,137      370,156         402,827     369,188
Average Total Assets      429,792      385,964         432,336     385,484
Average Total Interest
 Bearing Deposits         266,514      229,566         269,276     227,786
Average FHLB Advances      61,698       63,589          61,716      64,805
Average Shareholders'
 Equity                    76,062       71,755          75,531      72,002

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

   (b) Changes in Internal Controls: In the quarter ended March 31, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls. The Company, did, however, continue to implement suggestions from its internal auditor on ways to strengthen existing controls.

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

Item 3.   Defaults Upon Senior Securities
------------------------------------------
None to be reported.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
None to be reported.

Item 5.   Other Information
---------------------------
None to be reported.

Item 6.     Exhibits and Reports on Form 8-K
---------------------------------------------
     (a)  Exhibits

          3.1  Articles of Incorporation of the Registrant *
          3.2  Bylaws of the Registrant *
          3.3  Amendment to Bylaws****
          10.1 Employee Severance Compensation Plan **
          10.2 Timberland Savings Bank, S.S.B. Employee Stock Ownership
               Plan **
          10.3 Timberland Bancorp, Inc. 1999 Stock Option Plan ***
          10.4 Timberland Bancorp, Inc. Management Recognition and Development Plan ***
          99.1 Certification Pursuant to Section 906 of the Sarbanes Oxley Act

          ----------------
          * Incorporated by reference to the Registrant's Registration Statement of Form S-1 (333-35817).
          ** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
          *** Incorporated by reference to the Registrant's Annual Meeting Proxy Statement dated December 15, 1998.
          **** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2002.

(b) Reports on Form 8-K. Timberland Bancorp, Inc. filed a Form 8-K on January 24, 2003 to report that Clarence E. Hamre has announced his retirement as Timberland Bancorp, Inc.'s and Timberland Bank's President. Mr. Hamre will retire as Chief Executive Officer of Timberland Bancorp, Inc. and Timberland Bank effective September 30, 2003, but will continue to serve as Chairman of the Board of Directors of each entity and will serve Timberland Bancorp and Timberland Bank in an advisory capacity. Timberland Bancorp, Inc. and Timberland Bank also reported that Executive Vice President, Michael R. Sand has been promoted to President.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Timberland Bancorp, Inc.


Date:     May 7, 2003            By:/s/ Clarence E. Hamre
                                    -----------------------------------
                                    Clarence E. Hamre
                                    Chief Executive Officer
                                    (Principal Executive Officer)



Date:     May 7, 2003            By:/s/ Dean J. Brydon
                                    -----------------------------------
                                    Dean J. Brydon
                                    Chief Financial Officer
                                    (Principal Financial Officer)

                           Form of Certification Required
    By Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934


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


Date: May 7, 2003

                                            /s/ Clarence E. Hamre
                                            ------------------------------
                                             Clarence E. Hamre

                                             Chief Executive Officer

                        Form of Certification Required
    By Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934


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


Date: May 7, 2003
                                            /s/ Dean J. Brydon
                                            ------------------------------
                                            Dean J. Brydon
                                            Chief Financial Officer

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


     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

     * the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     * the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.


/s/ Clarence E. Hamre                       /s/ Dean J. Brydon
--------------------------------            ---------------------------------
Chief Executive Officer                      Chief Financial Officer


Date:   May 7, 2003

A signed original of this written statement required by Section 906 has been provided to Timberland Bancorp, Inc. and will be retained by Timberland Bancorp, Inc. and furnished to the staff of the Securities and Exchange Commission or its staff upon request.