Form 10-Q
period 2003-06-30
TIMBERLAND BANCORP INC
filed 2003-08-14
CIK 1046050

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                    FORM 10-Q

                 [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

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

                                   98550
                                 (Zip Code)

                              (360) 533-4747
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No ___
                                                    ----      ----

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
Yes X    No
   ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     CLASS                      SHARES OUTSTANDING AT JULY 31, 2003
     -----                      -----------------------------------
common stock, $.01 par value                  3,780,577

                                     INDEX

                                                                      Page
                                                                      ----
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets                          3

        Condensed Consolidated Statements of Income                    4

        Condensed Consolidated Statements of Shareholders' Equity      5

        Condensed Consolidated Statements of Cash Flows                6-7

        Condensed Consolidated Statements of Comprehensive Income      8

        Notes to Condensed Consolidated Financial Statements
         (unaudited)                                                   9-11

     Item 2.   Management's Discussion and Analysis of Financial       12-22
               Condition and Results of Operations

     Item 3.   Quantitative and Qualitative Disclosures about
               Market Risk.                                            23

     Item 4.   Controls and Procedures                                 23

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                       23

     Item 2.   Changes in Securities and Use of Proceeds               23

     Item 3.   Defaults Upon Senior Securities                         23

     Item 4.   Submission of Matters to a Vote of Security Holders     23

     Item 5.   Other Information                                       23

     Item 6.   Exhibits and Reports on Form 8-K                        24


SIGNATURES                                                             25

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      June 30, 2003 and September 30, 2002
                              Dollars in Thousands
                                 (unaudited)

                                                 June 30,     September 30,
                                                    2003              2002
                                                --------------------------
Assets
Cash and due from financial institutions        $  11,009        $  10,580
Interest bearing deposits in banks                 39,617           25,493
Securities held to maturity (fair value $376)         383              - -
Securities available for sale                      48,373           41,582
Federal Home Loan Bank stock                        5,383            5,139

Loans receivable                                  313,346          322,997
Loans held for sale                                 1,389            3,161
Less: Allowance for loan losses                    (3,938)          (3,630)
                                                --------------------------
     Total Loans                                  310,797          322,528
                                                --------------------------

Accrued interest receivable                         1,455            1,604
Premises and equipment                             13,049           11,664
Real estate owned                                   1,247              680
Bank owned life insurance ("BOLI")                 10,437           10,036
Other assets                                        2,403            1,748
                                                --------------------------
     Total Assets                               $ 444,153        $ 431,054
                                                --------------------------

Liabilities and Shareholders' Equity

Liabilities
Deposits                                        $ 302,934        $ 292,316
Federal Home Loan Bank advances                    61,644           61,759
Other liabilities and accrued expenses              2,249            2,583
                                                --------------------------
     Total Liabilities                            366,827          356,658
                                                --------------------------

Shareholders' Equity
Common Stock, $.01 par value; 50,000,000
  shares authorized; June 30, 2003 - 4,273,917
  issued, 3,789,477 outstanding
  September 30, 2002 - 4,340,976 issued,
  3,856,536 outstanding (unallocated ESOP
  shares and unvested MRDP shares are not
  considered outstanding)                              43               43
Additional paid in capital                         34,491           35,857
Unearned shares - Employee Stock Ownership Plan    (5,023)          (5,419)
Unearned shares   Management Recognition &
 Development Plan                                  (1,343)          (1,826)
Retained earnings                                  48,859           45,210
Accumulated other comprehensive income                299              531
                                                --------------------------
     Total Shareholders' Equity                    77,326           74,396
                                                --------------------------
     Total Liabilities and Shareholders'
      Equity                                    $ 444,153        $ 431,054
                                                --------------------------

     See notes to unaudited condensed consolidated financial statements

                  TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          For the three and nine months ended June 30, 2003 and 2002
                Dollars in Thousands, Except Per Share Amounts
                                 (unaudited)

                                        Three Months        Nine Months
                                       Ended June 30,      Ended June 30,
                                      2003       2002     2003       2002
                                    ------------------   ------------------
Interest and Dividend Income
Loans receivable                    $ 6,203    $ 6,771   $19,165    $21,017
Investments and mortgage-backed
 securities                             209        317       697      1,132
Dividends from investments              259        258       805        592
Interest bearing deposits in banks      103         60       308        123
   Total interest and dividend      ------------------   ------------------
    income                            6,774      7,406    20,975     22,864

Interest Expense
Deposits                              1,338      1,793     4,361      5,768
Federal Home Loan Bank advances         840        842     2,521      2,523
                                    ------------------   ------------------
   Total interest expense             2,178      2,635     6,882      8,291
                                    ------------------   ------------------
   Net interest income                4,596      4,771    14,093     14,573
Provision for Loan Losses                66        200       347        792
                                    ------------------   ------------------
   Net interest income after
    provision for loan losses         4,530      4,571    13,746     13,781
Non-Interest Income
Service charges on deposits             531        516     1,522      1,299
Gain on sale of loans, net              364        251     1,187        751
Gain (loss) on sale of securities       135          1       135        (15)
BOLI net earnings                       131        - -       401        - -
Escrow fees                              70         57       205        202
Servicing income on loans sold           50         57       245        307
ATM transaction fees                    213        168       588        439
Other                                   154        139       510        414
                                    ------------------   ------------------
   Total non-interest income          1,648      1,189     4,793      3,397

Non-interest Expense
Salaries and employee benefits        2,068      1,729     6,110      5,161
Premises and equipment                  580        355     1,313      1,043
Advertising                             170        169       550        601
Loss from real estate operations
 & write-downs                           68         45       141        104
ATM expenses                            169        130       470        355
Other                                   888        710     2,384      2,126
                                    ------------------   ------------------
   Total non-interest expense         3,943      3,138    10,968      9,390

Income before federal income taxes    2,235      2,622     7,571      7,788
Federal Income Taxes                    694        825     2,372      2,655
                                    ------------------   ------------------
   Net Income                       $ 1,541    $ 1,797   $ 5,199    $ 5,133
Earnings Per Common Share:
   Basic                            $  0.41    $  0.46   $  1.36    $  1.31
   Diluted                          $  0.38    $  0.45   $  1.30    $  1.27
Weighted average shares outstanding:
   Basic                          3,783,219  3,875,211 3,820,142  3,928,653
   Diluted                        4,012,736  4,037,034 4,008,623  4,052,061

    See notes to unaudited condensed consolidated financial statements


                              TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For the year ended September 30, 2002 and the nine months ended June 30, 2003
                            Dollars in Thousands Except Common Stock Shares
                                              (unaudited)

                                                            Unearned
                                                              Shares    Unearned
                                                           Issued to      Shares       Accumulated
                                                            Employee   Issued to             Other
                               Common  Common  Additional      Stock  Management           Compre-
                         Stock Shares   Stock     Paid-In  Ownership Recognition  Retained hensive
                          Outstanding  Amount     Capital      Trust        Plan  Earnings  Income   Total
                          -----------  ------     -------      -----  ----------  --------  ------   ------
Balance, Sept. 30, 2001    4,010,303     $46      $39,574     ($5,948)  ($2,471)   $40,332   $ 276  $71,809
Net income                       - -     - -          - -         - -       - -      6,891     - -    6,891
Repurchase of
 common stock               (274,272)     (3)      (4,411)        - -       - -        - -     - -   (4,414)
Exercise of stock options     44,253     - -          588         - -       - -        - -     - -      588
Cash dividends
 ($.45 per share)                - -     - -          - -         - -       - -     (2,013)    - -   (2,013)
Earned ESOP shares            35,267     - -           27         529       - -        - -     - -      556
Earned MRDP shares            40,985     - -           79         - -       645        - -     - -      724
Change in fair value of
 securities available
 for sale, net of tax            - -     - -          - -         - -       - -        - -     255      255
                           --------------------------------------------------------------------------------

Balance, Sept. 30, 2002    3,856,536      43       35,857      (5,419)   (1,826)    45,210     531   74,396
                           --------------------------------------------------------------------------------

Net income                       - -     - -          - -         - -       - -      5,199     - -    5,199
Repurchase of
 common stock               (122,259)     (1)      (2,326)        - -       - -        - -     - -   (2,327)
Exercise of stock options     55,200       1          741         - -       - -        - -     - -      742
Cash dividends
 ($.36 per share)                - -     - -          - -         - -       - -     (1,550)    - -   (1,550)
Earned ESOP shares               - -     - -          174         396       - -        - -     - -      570
Earned MRDP shares               - -     - -           45         - -       483        - -     - -      528
Change in fair value of
 securities available
 for sale, net of tax            - -     - -          - -         - -       - -        - -    (232)    (232)
                           --------------------------------------------------------------------------------

Balance, June 30, 2003     3,789,477     $43      $34,491     ($5,023)  ($1,343)   $48,859    $299  $77,326
                           --------------------------------------------------------------------------------

                  See notes to unaudited condensed consolidated financial statements

                                                   5

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the nine months ended June 30, 2003 and 2002
                             Dollars in Thousands
                                  (unaudited)

                                                   Nine Months Ended June 30,
Cash Flow from Operating Activities                   2003            2002
                                                   ------------------------
Net income                                         $  5,199        $  5,133
                                                   ------------------------
Noncash revenues, expenses, gains and losses
 included in income:
  Depreciation                                          500             464
  Federal Home Loan Bank stock dividends               (244)           (233)
  Earned ESOP Shares                                    570             397
  Earned MRDP Shares                                    528             528
  Loss (gain) on sale of securities available for sale (135)             15
  Loss (gain) on sale of real estate owned, net          14              (7)
  BOLI cash surrender value increase                   (401)            - -
  Gain on sale of loans                              (1,187)           (751)
  Provision for loan and real estate owned losses       401             864
Loans originated for sale                           (86,232)        (54,536)
Proceeds from sale of loans                          89,191          56,190
Net decrease in other assets                           (386)           (315)
Decrease in other liabilities and accrued
 expenses, net                                         (334)         (1,043)
                                                   ------------------------
Net Cash Provided by Operating Activities             7,484           6,706

Cash Flow from Investing Activities
Net increase in interest-bearing deposits in banks  (14,124)        (21,054)
Purchase of securities                              (16,500)        (15,000)
Proceeds from maturities of securities available
 for sale                                             7,099           3,480
Proceeds from sale of securities available for sale   2,010          12,293
Decrease (increase) in loans receivable, net          9,612         (11,345)
Additions to premises and equipment                  (1,885)         (1,173)
Additions to real estate owned                       (1,032)           (673)
Proceeds from sale of real estate owned                 397             696
                                                   ------------------------
Net Cash Used in Investing Activities               (14,423)        (32,776)

Cash Flow from Financing Activities
Increase in deposits, net                            10,618          34,276
Decrease in Federal Home Loan Bank advances, net       (115)         (7,182)
Proceeds from exercise of stock options                 742             346
Repurchase of common stock                           (2,327)         (2,413)
Payment of dividends                                 (1,550)         (1,480)
                                                   ------------------------
Net Cash Provided by Financing Activities             7,368          23,547

Net Change in Cash                                      429          (2,523)
Cash and Due from Financial Institutions
  Beginning of period                                10,580          10,017
                                                   ------------------------
  End of period                                    $ 11,009        $  7,494
                                                   ------------------------

     See notes to unaudited condensed consolidated financial statements
                                  (continued)

                                                   Nine Months Ended June 30,
                                                     2003            2002
                                                   ------------------------
Supplemental Disclosure of Cash Flow Information
  Income taxes paid                                $  1,990        $  2,280
  Interest paid                                       6,905           8,466

Supplemental Disclosure of Noncash Investing Activities
  Market value adjustment of securities held for
   sale, net of tax                                    (232)            184
  Investment securities acquired in loan
   securitization                                       - -          12,227
  Loans transferred to real estate owned                978             601



    See notes to unaudited condensed consolidated financial statements

                  TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
          For the three and nine months ended June 30, 2003 and 2002
                              Dollars in Thousands
                                  (unaudited)

                                        Three Months        Nine Months
                                       Ended June 30,      Ended June 30,
                                      2003       2002     2003       2002
                                    ------------------   ------------------
Comprehensive Income:
  Net Income                        $1,541      $1,797   $5,199      $5,133
  Change in fair value of
   securities available for sale,
   net of tax                         (149)        474     (232)        184
                                    ------------------   ------------------


Total Comprehensive Income          $1,392      $2,271   $4,967      $5,317



     See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Timberland Bancorp, Inc. 2002 Annual Report on Form 10-K. The results of operations for the nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year.

(b) Principles of Consolidation: The interim consolidated financial statements include the accounts of Timberland Bancorp, Inc. and its wholly-owned subsidiary, Timberland Bank ("Bank"), and the Bank's wholly-
owned subsidiary, Timberland Service Corp.   All significant intercompany
balances have been eliminated in consolidation.

(c) The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported mounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2) EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options and awarded but not released Management Recognition and Development Plan ("MRDP") shares. In accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans (ESOP), issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At June 30, 2003 and 2002, there were 361,483 and 396,750 ESOP shares, respectively, that had not been allocated.
                                    Three Months             Nine Months
                                    Ended June 30,          Ended June 30,
                                  2003          2002      2003          2002
                                ----------------------  ----------------------
Basic EPS computation
  Numerator - Net Income        $1,541,000  $1,797,000  $5,199,000  $5,133,000

  Denominator - Weighted average
   common shares outstanding     3,783,219   3,875,211   3,820,142   3,928,653

Basic EPS                       $     0.41  $     0.46  $     1.36  $     1.31

Diluted EPS computation
  Numerator - Net Income        $1,541,000  $1,797,000  $5,199,000  $5,133,000
  Denominator - Weighted average
   common shares outstanding     3,783,219   3,875,211   3,820,142   3,928,653
Effect of dilutive stock options   185,785     127,502     157,154     104,271
Effect of dilutive MRDP             43,732      34,321      31,327      19,137
                                ----------------------  ----------------------
Weighted average common shares
 and common stock equivalents    4,012,736   4,037,034   4,008,623   4,052,061

Diluted EPS                     $     0.38  $     0.45  $     1.30  $     1.27



(3) STOCK BASED COMPENSATION
At June 30, 2003 the Company has an employee and director stock option plan. The Company accounts for options granted under that plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as the exercise price for all options granted under the plan was equal to the market value of the Company's stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three and the nine months ended June 30, 2003 and 2002 if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation for the effects of all options granted:

                                   Three Months             Nine Months
                                   Ended June 30,          Ended June 30,
                                 2003          2002      2003          2002
                               ----------------------  ----------------------

Net income as reported         $1,541,000  $1,797,000  $5,199,000  $5,133,000

Less total stock-based
  compensation expense
  determined under fair
  value method for all
  qualifying awards               (58,000)    (66,000)   (159,000)   (191,000)

Pro forma net income            1,483,000   1,731,000   5,040,000   4,942,000

Earnings per share:
  Basic:
     As reported               $     0.41  $     0.46  $     1.36  $     1.31
     Pro forma                       0.39        0.45        1.32        1.26

Diluted:
     As reported               $     0.38  $     0.45  $     1.30  $     1.27
     Pro forma                       0.37        0.43        1.27        1.23


(4)  DIVIDEND
On July 10, 2003, the Company announced a quarterly cash dividend of $0.14 per common share. The dividend is to be paid August 18, 2003, to shareholders of record as of the close of business August 4, 2003.

(5) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also expands and clarifies the disclosure requirements to make those disclosures more prominent and to require such disclosures in interim as well as annual financial statements. While the Company plans to continue to account for stock-based compensation under APB Opinion 25, the disclosure requirements of SFAS No. 148 have been implemented for interim reporting beginning with the quarter ended March 31, 2003. The Company does not expect adoption of SFAS No. 148 to have a material impact on its financial statements.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operation
          --------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three and nine months ended June 30, 2003. This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward looking statements may describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include competition in the financial services market for both deposits and loans, interest rate trends, the economic climate in the Company's market areas and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.


Comparison of Financial Condition at June 30, 2003 and September 30, 2002

Total Assets: Total assets increased to $444.2 million at June 30, 2003 from $431.1 million at September 30, 2002. This change is reflected primarily in a $21.3 million increase in investment securities and interest bearing deposits in banks, which is partially offset by an $11.7 million decrease in total loans.

Cash and Due from Financial Institutions: Cash and due from financial institutions increased to $11.0 million at June 30, 2003 from $10.6 million at September 30, 2002.

Interest Bearing Deposits in Banks: Interest bearing deposits in banks increased $14.1 million to $39.6 million at June 30, 2003 from $25.5 million at September 30, 2002. This increase is primarily due to investing the majority of the proceeds from loan sales, loan prepayments, and increased customer deposits, on a short-term basis, due to the current low-rate interest environment.

Securities: Securities increased 17.3% to $48.8 million at June 30, 2003 from $41.6 million at September 30, 2002. This increase is primarily due to investing a portion of the proceeds from loan sales, loan prepayments, and increased customer deposits into short-duration mutual funds and
mortgage-backed securities.   At June 30, 2003, the Company's securities'
portfolio was comprised of mutual funds of $34.6 million and mortgage-backed securities of $14.1 million.

Loans Receivable and Loans Held-for-Sale, Net of Allowance for Loan Losses:
Net loans receivable, including loans held-for-sale, decreased to $310.8 million at June 30, 2003 from $322.5 at September 30, 2002, primarily reflected in a $16.6 million decrease in the Bank's one-to-four family mortgage loan portfolio. The portfolio decrease was primarily due to loan prepayments, as a result of the historically low home mortgage rates, and the sale of a majority of the one-to-four family mortgages generated during the
period.   During the nine months ended June 30, 2003, the Bank originated loans of $184.4 million and sold $88.0 million in fixed rate one-to-four family mortgage loans. Management elected to sell a majority of the fixed rate residential real estate loans originated instead of adding them to the Bank's portfolio due to the low rate environment.

Partially offsetting the decrease of one-to-four family mortgage loans in the Bank's portfolio, was an increase in construction and land development loans, which grew to $91.9 million at June 30, 2003 from $80.1 million at September 30, 2002. The majority of the construction portfolio continues to be comprised of residential construction loans. At June 30, 2003, custom home construction loans, owner / builder construction loans, and speculative one-to-four family home construction loans comprised 77.0% of the Bank's total construction loan portfolio.

Real Estate Owned ("REO"):  Real estate owned increased to $1.2 million at
June 30, 2003 from $680,000 at September 30, 2002.   The increase was
primarily due to the addition of five 1-4 family residences, two parcels of land and one commercial building. At June 30, 2003, the REO amount was primarily comprised of one-to-four family homes totaling $852,000, land parcels totaling $214,000 and commercial buildings totaling $169,000.

Premises and Equipment: Premises and equipment increased by $1.4 million to $13.0 million at June 30, 2003 from $11.7 million at September 30, 2002. This increase is primarily due to costs associated with the construction of the Silverdale branch (which opened January 13, 2003), remodeling of a commercial building in Hoquiam, which has become the current location of the Bank's loan servicing and escrow departments, remodeling of the Bank's home office in Hoquiam, and the remodeling of a building in downtown Olympia that will become the Bank's 15th full-service office. The downtown Olympia branch is scheduled to open in mid to late August 2003 and will serve as the headquarters for the Bank's Commercial Lending and Business Banking Divisions.

The Bank announced in May its plans to expand to the city of Gig Harbor (Pierce County). Plans are to open a branch in the Gig Harbor area within the next 6 months.

Deposits: Deposits increased by $10.6 million to $302.9 million at June 30, 2003 from $292.3 million at September 30, 2002, primarily due to a $9.0 million increase in the Bank's savings accounts, a $7.7 million increase in N.O.W. checking accounts and a $4.2 million increase in non-interest bearing accounts. These increases are partially offset by a $6.2 million decrease in money market accounts and a $4.1 million decrease in certificate of deposit accounts.

Federal Home Loan Bank ("FHLB") Advances: FHLB advances decreased to $61.6 million at June 30, 2003 from $61.8 million at September 30, 2002.

Shareholders' Equity: Total shareholders' equity increased by $2.9 million to $77.3 million at June 30, 2003 from $74.4 million at September 30, 2002. The components of shareholders' equity were primarily affected by net income of $5.2 million, the repurchase of 122,259 shares of the Company's stock for $2.3 million and the payment of $1.6 million in dividends to shareholders. Also affecting shareholders' equity was a $742,000 increase from the exercise of stock options, and decreases of $483,000 and $396,000 in the equity components related to unearned shares issued to the Management Recognition and Development Plan and Employee Stock Ownership Plans, respectively.

On February 14, 2003 the Company announced a plan to repurchase 380,028 shares of the Company's stock. This marked the Company's eleventh stock repurchase plan. As of June 30, 2003, the Company had purchased 46,000 of these shares and cumulatively had repurchased 2,644,563 (40.0%) of the 6,612,500 shares that were issued when the Company went public in January 1998.

Non-performing Assets:  Total non-performing assets decreased to $3.4 million
at June 30, 2003 from $4.4 million at September 30, 2002.   The Company's
non-performing asset ratio to total asset ratio ("NPA") decreased to 0.77% at June 30, 2003 from 1.03% at September 30, 2002. Nonaccrual loans decreased by 41.6% to $2.2 million at June 30, 2003 from $3.7 million at September 30, 2002, primarily reflected in a $1.1 million decrease in the construction and land development category, a $158,000 decrease in the one-to-four family mortgage loan category, and a $151,000 decrease in the commercial mortgage loan category. The decrease in non-accrual loans was partially offset by a $567,000 increase in real estate owned and improvements made to real estate owned.

Non Performing Asset
--------------------
The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.

                                                 June 30,     September 30,
                                                    2003              2002
                                                --------------------------
                                                  (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
  One-to-four family                           $     980         $   1,138
  Commercial                                         537               688
  Construction and land development                  434             1,571
  Land                                               233               251
Consumer loans                                         2                49
Commercial Business Loans                            - -                44
                                                --------          --------
     Total                                         2,186             3,741


Accruing loans which are contractually
past due 90 days or more:                             --                --

Total of nonaccrual and
90 days past due loans                             2,186             3,741

Real estate owned and other
repossessed assets                                 1,247               680
                                                --------          --------
     Total nonperforming assets                    3,433             4,421

Restructured loans                                   - -               - -

Nonaccrual and 90 days or more past
due loans as a percentage of loans
receivable, (including loans held for sale)(1)      0.69%             1.15%

Nonaccrual and 90 days or more past
due loans as a percentage of total assets           0.49%             0.87%

Nonperforming assets as a percentage
of total assets                                     0.77%             1.03%

Loans receivable, (including loans
held for sale) (1)                              $314,735          $326,158
                                                ========          ========

Total assets                                    $444,153          $431,054
                                                ========          ========



---------------
(1)  Loans receivable is before the allowance for loan losses

Loans Receivable
----------------
The following table sets forth the composition of the Company's loan portfolio by type of loan.

                                 At June 30,             At September 30,
                                    2003                       2002
                             Amount       Percent       Amount       Percent
                            ---------------------       --------------------
                                         (Dollars In thousands)
Mortgage Loans:
  One-to-four family (1)   $  96,584       27.21%       $113,144      31.28%
  Multi family                19,624        5.53          24,135       6.67
  Commercial                  98,406       27.72          97,644      27.00
  Construction and
   land development           91,920       25.90          80,144      22.16
  Land                        14,743        4.15          15,453       4.27
                            --------      ------        --------     ------
    Total mortgage loans     321,277       90.51         330,520      91.38
Consumer Loans:
  Home equity and second
   mortgage                   16,577        4.67          13,718       3.79
  Other                        9,024        2.54           8,097       2.24
                            --------      ------        --------     ------
                              25,601        7.21          21,815       6.03

Commercial business loans      8,074        2.28           9,365       2.59
                            --------      ------        --------     ------
    Total loans              354,952      100.00%        361,700     100.00%
                                          ======                     ======


Less:
  Undisbursed portion of
   loans in process          (37,133)                    (32,324)
  Unearned income             (3,084)                     (3,218)
  Allowance for loan losses   (3,938)                     (3,630)
                            --------                    --------
Total loans receivable, net $310,797                    $322,528
                            ========                    ========

----------------
(1)   Includes loans held-for-sale.

Construction and Land Development Loan Portfolio Composition
------------------------------------------------------------
The following table sets forth the composition of the Company's construction and land development loan portfolio as of the dates indicated.

                                  At June 30,            At September 30,
                                    2003                       2002
                             Amount       Percent       Amount       Percent
                            ---------------------       --------------------
                                         (Dollars In thousands)
Custom and owner/builder
 const.                     $ 41,202        44.82%      $ 31,004       38.69%
Speculative construction      29,544        32.14         27,257       34.01
Commercial real estate        10,020        10.90          6,276        7.83
Multi-family                   3,525         3.84          4,890        6.10
Land development               7,629         8.30         10,717       13.37
                            --------       ------       --------      ------
   Total mortgage loans       91,920       100.00%        80,144      100.00%



Activity in the Allowance for Loan Losses
-----------------------------------------
Activity in the allowance for loan losses in the nine months ended June 30, 2003 and 2002 is as follows:

                                              2003           2002
                                             ---------------------
                                             (Dollars in thousands)

Balance beginning of period                  $3,630         $3,050
Provision for loan losses                       347            792
Loans charged off                              (107)          (486)
Recoveries on loans previously charged off       68            108
Net charge offs                                 (39)          (378)
Balance at end of period                     $3,938         $3,464

Deposit Breakdown
-----------------

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                      June 30, 2003       September 30, 2002
                                      -------------       ------------------
                                      (in thousands)        (in thousands)

Non-interest bearing                     $ 27,749               $ 23,585
N.O.W. checking                            49,937                 42,222
Savings                                    49,283                 40,328
Money market accounts                      41,722                 47,888
Certificates of deposit under $100,000    108,707                102,052
Certificates of deposit $100,000
 and over                                  25,536                 36,241
                                         --------               --------

                      Total Deposits     $302,934               $292,316
                                         ========               ========


FHLB Advances
-------------
The Bank's Federal Home Loan Bank borrowings mature at various dates through
January 2011 and bear interest at rates ranging from 3.2% to 6.6%.   Principal
reduction amounts due for future years ending September 30 are as follows (dollars in thousands):


2003         $    40
2004           6,673
2005           4,583
2006          10,591
2007              64
Thereafter    39,693
--------------------
Total        $61,644

A portion of these advances have a putable feature and may be called by FHLB earlier than the above schedule indicates.




Comparison of Operating Results for the Three and Nine Months Ended June 30, 2003 and 2002

Net Income: Net income for the quarter ended June 30, 2003 was $1.54 million, or $0.38 per diluted share ($0.41 per basic share) compared to $1.80 million, or $0.45 per diluted share ($0.46 per basic share) for the quarter ended June 30, 2002. The lower earnings for the current quarter were primarily a result of increased non-interest expenses related to technology improvements and
higher employee costs resulting from a larger employee base.   The increase in
non-interest expenses was, however, partially offset by increased non-interest income from loan sales, security sales, and BOLI income.

Net income for the nine months ended June 30, 2003 was $5.20 million, or $1.30 per diluted share ($1.36 per basic share) compared to $5.13 million, or $1.27 per diluted share ($1.31 per basic share) for the nine months ended June 30, 2002.

The Company also announced in its July 22, 2003 earnings release that additional expenses associated with planned technology improvements will reduce earnings for the September 30, 2003 quarter by approximately $0.05 per diluted share. Additional details concerning the technology improvements are discussed below.

Net Interest Income: Net interest income decreased $175,000 to $4.60 million for the quarter ended June 30, 2003 from $4.77 million for the quarter ended June 30, 2002, as the continued downward pressure on interest rates further
compressed the net interest margin from a year ago.   Total interest income
decreased $632,000 to $6.77 million for the quarter ended June 30, 2003 from $7.41 million for the quarter ended June 30, 2002, primarily due to a reduction in average yields on earning assets. The yield on earning assets was 6.65% for the quarter ended June 30, 2003 compared to 7.65% for the quarter ended June 30, 2002. In addition to overall lower market rates, the yield was also impacted by a shift in the makeup of total earning assets. In 2002, loans, the Company's highest yielding class of assets, comprised 83.6% of average earning assets. In 2003, loans were 77.3% of average earning assets. This change was largely influenced by the decision to sell many of the loans originated in the current periods. That had the effect of increasing the gain on loans sold, at the expense of interest income. The impact of lower average yields was, however, partially offset by increased levels of average earning assets. Total interest expense decreased $457,000 to $2.18 million for the quarter ended June 30, 2003 from $2.64 million for the quarter ended June 30, 2002. The average cost of funds for each of the Bank's deposit account types for the current quarter was lower than a year ago. The overall cost of funds decreased to 2.62% for the quarter ended June 30, 2003 from 3.42% for the quarter ended June 30, 2002. As a result of these changes, the net interest margin decreased to 4.51% for the quarter ended June 30, 2003 from 4.93% for the quarter ended June 30, 2002.

Net interest income decreased $480,000 to $14.09 million for the nine months ended June 30, 2003 from $14.57 million for the nine months ended June 30, 2002 due to a similar net interest margin compression. Total interest income decreased $1.89 million to $20.98 million for the nine months ended June 30, 2003 from $22.86 million for the nine months ended June 30, 2002, primarily due to a reduction in average yields on earning assets. The yield on earning assets was 6.92% for the nine months ended June 30, 2003 compared to 8.13% for the nine months ended June 30, 2002. The impact of lower average yields was, however, partially offset by increased levels of average earning assets.
Total interest expense decreased $1.41 million to $6.88 million for the nine months ended June 30, 2003 from $8.29 million for the nine months ended June 30, 2002. The average cost of funds for each of the Bank's deposit account types for the current period was lower than a year ago. The overall cost of funds decreased to 2.77% for the nine months ended June 30, 2003 from 3.71% for the nine months ended June 30, 2002. As a result of these changes, the net interest margin decreased to 4.65% for the nine months ended June 30, 2003 from 5.18% for the nine months ended June 30, 2002.

Provision for Loan Losses: The provision for loan losses decreased to $66,000 for the three months ended June 30, 2003 from $200,000 for the three months ended June 30, 2002. The provision for loan losses decreased to $347,000 for the nine months ended June 30, 2003 from $792,000 for the nine months ended June 30, 2002. The Bank has established a systematic methodology for the determination of provisions for loan losses. On a quarterly basis the Bank performs an analysis taking into consideration historic loss experience for various loan segments, changes in economic conditions, delinquency rates, and other factors to determine the level of allowance for loan losses needed.

Based on its analysis, management deemed the allowance for loan losses of $3.938 million at June 30, 2003 (1.26% of loans receivable and 180.1% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. The allowance for loan losses was $3.464 million (1.08% of loans receivable and 77.0% of non-performing loans) at June 30, 2002. The increase in the level of the allowance for loan losses primarily resulted from a slight change in the mix of the loan portfolio. The Company had net recoveries of $3,000 for the current quarter compared to net charge-offs of $186,000 in the same quarter of 2002. For the nine months ended June 30, 2003 and 2002, net charge-offs were $39,000 and $378,000 respectively.

Noninterest Income: Total non-interest income increased $459,000 to $1.65 million for the quarter ended June 30, 2003 from $1.19 million for the quarter ended June 30, 2002, primarily due to a $134,000 increase in gain on sale of securities, the recognition of $131,000 in BOLI income, and a $113,000
increase in gain on sale of loans.   The gain on sale of securities was the
result of the sale of a $1.9 million mortgage-backed security. The increased loan sale gains are primarily a result of the Bank selling $25.7 million in fixed-rate one-to-four family loans during the current quarter. During the same period in 2002, the Bank sold $15.5 million in fixed-rate one-to-four family loans.

For the nine months ended June 30, 2003 non-interest income increased $1.40 million to $4.79 million from $3.40 million for the nine months ended June 30, 2002. This increase is primarily due to a $436,000 increase in gain on sale of loans, the recognition of $401,000 in BOLI income, a $223,000 increase in service charges on deposits, and a $149,000 increase in ATM transaction fees.

The increased deposit-related service charge income is primarily a result of the Bank's checking account acquisition program. Since the program began in December 2000, the Bank has increased the number of its consumer checking accounts by 103% and increased its consumer checking account balances by $30.7 million.

Noninterest Expense: Total non-interest expense increased by $805,000 to $3.94 million for the three months ended June 30, 2003 from $3.14 million for the three months ended June 30, 2002. This increase is primarily due to a $339,000 increase in salaries and employee benefits and $252,000 in expenses related to the core processing system conversion and technology related technology improvements. The increase in salaries and employee benefits is primarily a result of adding employees to staff the Silverdale branch, increasing staffing levels in several other departments, and salary increases in October of 2002. The technology conversion related expenses are reflected in the income statement under premises and equipment ($135,000) and other non-interest expenses ($117,000).

For the nine months ended June 30, 2003 non-interest expense increased by $1.58 million to $10.97 million from $9.39 million for the nine months ended June 30, 2002. This increase is primarily due to a $949,000 increase in salaries and employee benefits, technology conversion related expenses of $271,000 and a $115,000 increase in ATM expenses.

Provision for Income Taxes: The provision for income taxes decreased to $694,000 for the quarter ended June 30, 2003 from $825,000 for the quarter ended June 30, 2002. The provision for income taxes decreased to $2.37 million for the nine months ended June 30, 2003 from $2.66 million for the nine months ended June 30, 2002. The Company's effective tax rate was 31.1% and 31.3% for the three and nine months ended June 30, 2003 compared to 31.5% and 34.1% for the three and nine months ended June 30, 2002. The lower effective tax rates resulted primarily from increased tax-exempt income from the Bank owned life insurance program that was implemented in September 2002.

Technology Improvement Expenses
-------------------------------
The Company's planned technology improvements announced previously are in process and on schedule. The conversion to the Kirchman Bankway core processing system from the current in-house supported system will occur in August of this year. In addition to the core processing system, Timberland is also changing its Internet banking provider, its ATM service provider and its loan platform system. The Company believes that these changes will enhance customer service, streamline the loan processing system, and allow the Bank to offer more products to its commercial and retail customers. The Company incurred expenses of $252,000 ($166,000 net of income tax) related to the technology upgrades and conversion process during the June 30, 2003 quarter. These expenses reduced earnings by approximately $0.04 per diluted share for the June 30, 2003 quarter.

It is estimated that additional expenses related to the technology initiatives and conversion process will also reduce earnings for the September 30, 2003 quarter by approximately $0.05 per diluted share.



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

The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the nine months ended June 30, 2003. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchases of securities, and the net change in loans. Financing activities present the cash flows associated with the Company's deposit accounts and other borrowings.

The Company's consolidated total of cash and due from financial institutions increased $429,000 to $11.0 million at June 30, 2003 from $10.6 million at September 30, 2002. The Company's level of interest bearing deposits in banks increased by $14.1 million to $39.6 million at June 30, 2003 from $25.5 million at September 30, 2002. The net increase in cash and interest bearing deposits in banks is primarily a result of funds received from loan prepayments and loan sales, which led to a net decrease of $11.7 million in total loans, and from funds received from increased customer deposits.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2003, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 32.5%. The Bank also maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of $134.0 million, under which $61.6 million was outstanding at June 30, 2003.

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

The Bank's primary investing activity is the origination of one-to-four family mortgage loans, commercial mortgage loans, and construction and land development loans. At June 30, 2003, the Bank had loan commitments totaling $27.6 million and undisbursed loans in process totaling $37.1 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2003 totaled $103.7 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

Federally-insured state-chartered banks are required to maintained minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At June 30, 2003, the Bank was in compliance with all applicable capital requirements. For additional details see "Regulatory Capital".


Regulatory Capital
------------------

The following table compares the Bank's regulatory capital at June 30, 2003 to its minimum regulatory capital requirements at that date (dollars in thousands):
                                                        Percent of
                                     Amount        Adjusted Total Assets (1)
                                     ------        -------------------------

Tier 1 (leverage) capital           $65,513                  15.1%
Tier 1 (leverage) capital
 requirement                         17,320                   4.0
                                    -------                  ----
Excess                              $48,193                  11.1%
                                    =======                  ====

Tier 1 risk adjusted capital        $65,513                  20.5%
Tier 1 risk adjusted capital
 requirement                         12,804                   4.0
                                    -------                  ----
Excess                              $52,709                  16.5%
                                    =======                  ====

Total risk based capital            $69,451                  21.7%
Total risk based capital
 requirement                         25,607                   8.0
                                    -------                  ----
Excess                              $43,844                  13.7%
                                    =======                  ====

---------------
(1) For the Tier 1 (leverage) capital, percent of total average assets of $433.0 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $320.1 million.

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                          KEY FINANCIAL RATIOS
              (Dollars in thousands, except per share data)




                       Three Months Ended June 30,  Nine Months Ended June 30,
                              2003        2002          2003         2002
                       --------------------------   -------------------------
PERFORMANCE RATIOS:
Return on average assets (1)  1.41%       1.78%         1.60%        1.75%
Return on average equity (1)  7.91%       9.78%         9.08%        9.44%
Net interest margin (1)       4.51%       4.93%         4.65%        5.18%
Efficiency ratio             63.15%      52.65%        58.07%       52.25%



                                         June 30,       September 30,
                                            2003                2002
                                         --------       -------------
ASSET QUALITY RATIOS:
Non-performing loans                     $ 2,186           $ 3,741
REO & other repossessed assets             1,247               680
Total non-performing assets                3,433             4,421
Non-performing assets to total assets       0.77%             1.03%
Allowance for loan losses to
  non-performing loans                    180.15%            97.03%

Book Value Per Share (2)                 $ 18.09           $ 17.14
Book Value Per Share (3)                 $ 19.63           $ 18.69

-----------------
(1)  Annualized
(2)  Calculation includes ESOP shares not committed to be released
(3)  Calculation excludes ESOP shares not committed to be released


                       Three Months Ended June 30,  Nine Months Ended June 30,
                           2003         2002           2003         2002
                       --------------------------   -------------------------
AVERAGE BALANCE SHEET:
---------------------
Average Total Loans       $314,764     $323,438      $318,478     $322,037
Average Total Interest
 Earning Assets            407,287      387,003       404,313      375,126
Average Total Assets       437,819      404,018       434,164      391,662
Average Total Interest
 Bearing Deposits          270,562      246,258       269,704      233,944
Average FHLB Advances       61,695       61,839        61,736       63,816
Average Shareholders'
 Equity                     77,949       73,526        76,337       72,510

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There were no material changes in information concerning market risk from the information provided in the Company's Form 10-K for the fiscal year ended September 30, 2002.

Item 4.  Controls and Procedures
--------------------------------
   (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934
        (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
   (b) Changes in Internal Controls: In the quarter ended June 30, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls. The Company, did, however, continue to implement suggestions from its internal auditor on ways to strengthen existing controls.

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

Item 3.   Defaults Upon Senior Securities
-----------------------------------------
None to be reported.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
None to be reported.

Item 5.   Other Information
---------------------------
None to be reported.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------
     (a)  Exhibits

          3.1   Articles of Incorporation of the Registrant *
          3.2   Bylaws of the Registrant *
          3.3   Amendment to Bylaws****
          10.1  Employee Severance Compensation Plan **
          10.2  Timberland Savings Bank, S.S.B. Employee Stock Ownership
                Plan **
          10.3  Timberland Bancorp, Inc. 1999 Stock Option Plan ***
          10.4 Timberland Bancorp, Inc. Management Recognition and Development Plan ***
          31    Certifications Pursuant to Section 302 of the Sarbanes Oxley
                Act
          32    Certifications Pursuant to Section 906 of the Sarbanes Oxley
                Act

          --------------
          * Incorporated by reference to the Registrant's Registration Statement of Form S-1 (333-35817).
          ** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
          *** Incorporated by reference to the Registrant's Annual Meeting Proxy Statement dated December 15, 1998.
          **** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2002.

     (b) Reports on Form 8-K. Timberland Bancorp, Inc. filed a Form 8-K on April 25, 2003 that contained the Company's earnings release report for the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Timberland Bancorp, Inc.

Date: August 5, 2003                By: /s/ Clarence C. Hamre
                                       -----------------------------
                                       Clarence E. Hamre
                                       Chief Executive Officer
                                      (Principal Executive Officer)



Date: August 5, 2003                 By: /s/ Dean J. Brydon
                                       -----------------------------
                                       Dean J. Brydon
                                       Chief Financial Officer
                                      (Principal Financial Officer)

                                    Exhibit 31
        Certification Pursuant to Section 302 of the Sarbanes Oxley Act


I, Clarence E. Hamre, certify that:

1.   I have reviewed this Form 10-Q of Timberland Bancorp, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 5, 2003
                                             /s/ Clarence E. Hamre
                                             --------------------------
                                             Clarence E. Hamre
                                             Chief Executive Officer

        Certification Pursuant to Section 302 of the Sarbanes Oxley Act



I, Dean J. Brydon, certify that:

1.   I have reviewed this Form 10-Q of Timberland Bancorp, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 5, 2003
                                             /s/ Dean J. Brydon
                                             --------------------------
                                             Dean J. Brydon
                                             Chief Financial Officer

                               EXHIBIT 32
     Certification Pursuant to Section 906 of the Sarbanes Oxley Act




    CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                          OF TIMBERLAND BANCORP, INC.
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

     * the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     * the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.



/s/ Clarence E. Hamre                       /s/ Dean J. Brydon
------------------------------             ----------------------------
Chief Executive Officer                     Chief Financial Officer


Date:   August 5, 2003




A signed original of this written statement required by Section 906 has been provided to Timberland Bancorp, Inc. and will be retained by Timberland Bancorp, Inc. and furnished to the staff of the Securities and Exchange commission or its staff upon request.