Form 10-K
period 2003-09-30
TIMBERLAND BANCORP INC
filed 2003-12-24
CIK 1046050

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2003	OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-23333

TIMBERLAND BANCORP, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1863696
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	I.D. Number)

624 Simpson Avenue, Hoquiam, Washington	98550
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(360) 533-4747

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $.01 per share
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

        As of December 8, 2003, there were outstanding 4,255,180 shares of the Registrant's Common Stock, which are listed on the Nasdaq National Market System under the symbol "TSBK." Based on the average of the bid and asked prices for the Common Stock on December 8, 2003, the aggregate value of the Common Stock outstanding held by nonaffiliates of the Registrant was $83,105,620 (3,414,364 shares at $24.34 per share). For purposes of this calculation, Common Stock held by officers and directors of the Registrant and the Timberland Bank Employee Stock Ownership Plan and Trust are considered nonaffiliates.

DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders (Part III).


TIMBERLAND BANCORP, INC.
2003 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS


PART I

Item 1. Business

General

        Timberland Bancorp, Inc. ("Company"), a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank, SSB ("Bank") upon the Bank's conversion from a Washington-chartered mutual to a Washington-chartered stock savings bank ("Conversion"). The Conversion was completed on January 12, 1998 through the sale and issuance of 6,612,500 shares of common stock by the Company. At September 30, 2003, the Company had total assets of $449.6 million, total deposits of $307.7 million and total shareholders' equity of $77.6 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

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

Market Area

        The Bank considers Grays Harbor, Thurston, Pierce, King and Kitsap Counties as its primary market areas. The Bank conducts operations from its main office in Hoquiam (Grays Harbor County), three branch offices in Grays Harbor County (Aberdeen, opened in 1974, Montesano, opened in 1975, and Ocean Shores, opened in 1977), a branch office in King County (Auburn, opened in 1994), four branch offices in Pierce County (Edgewood, opened in 1980, Puyallup, opened in 1996, Spanaway, opened in 1999, and Tacoma, opened in 2001), three branch offices in Thurston County (Lacey, opened in 1997, Yelm, opened in 1999, Tumwater opened in 2001 and Olympia, opened in 2003), and two branch offices in Kitsap County (Poulsbo, opened in 1999 and Silverdale, opened in 2003). See "Item 2. Properties."

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


branch offices in Pierce County represents the Bank's strategy to diversify its primary market area to become less reliant on the economy of Grays Harbor County.

        Grays Harbor County has a population of 67,000 according to the U.S. Census Bureau 2000 census. The economic base in Grays Harbor has been historically dependent on the timber and fishing industries. Other industries that support the economic base in Grays Harbor are tourism, agriculture, shipping and transportation, and technology. According to the latest data available from the Washington State Employment Security Department, the unemployment rate in Grays Harbor County has increased to 8.5% at August 31, 2003 from 8.3% at August 31, 2002. The Bank has four branches (including its home office) located throughout the county. While economic activity was somewhat suppressed during this past year when compared to previous years, the demand for loans to facilitate the construction of single family homes remained strong in this market area.

        Pierce County is the second most populated county in the state and has a population of 701,000 according to the U.S. Census Bureau 2000 census. The economy in Pierce County is diversified with the presence of military related government employment (Fort Lewis Army Base and McChord Air Force Base), transportation and shipping employment (Port of Tacoma), and aerospace (Boeing) related employment. According to the latest data available from the Washington State Employment Security Department, the unemployment rate for the Pierce County area increased to 7.7% at August 31, 2003 from 7.2% at August 31, 2002. The Bank has four branches in Pierce County and has plans to open a branch in Gig Harbor in March 2004. These branches have been responsible for a substantial portion of the Bank's construction lending activities. While economic activity was somewhat suppressed during this past year when compared to previous years, the demand for loans to facilitate the construction of single family homes remained strong in this market area.

        Thurston County has a population of 207,000 according to the U.S. Census Bureau 2000 census. Thurston County is home of Washington State's capital (Olympia) and its economic base is largely driven by state government related employment. According to the latest data available from the Washington State Employment Security Department, the unemployment rate for the Thurston County area increased to 5.7% at August 31, 2003 from 5.2% at August 31, 2002. The Bank currently has four branches in the county. The newest branch opened on September 3, 2003 and serves as the headquarters for the Bank's Business Banking Division. This county has a stable economic base primarily due to the state government presence.

        Kitsap County has a population of 232,000 according to the U.S. Census Bureau 2000 census. Timberland has two branches in Kitsap County. The economic base of Kitsap County is largely supported by military related government employment through the United States Navy. According to the latest data available from the Washington State Employment Security Department, the unemployment rate for the Kitsap County area remained stable at 5.8% at both August 31, 2003 and August 31, 2002. Reductions in the naval personnel stationed in Kitsap County would have a negative impact on the county's economy and would negatively impact the Bank's lending opportunities in this market.

        King County is the most populated county in the state and has a population of 1.7 million according to the U.S. Census Bureau 2000 census. Timberland has one branch in King County in the city of Auburn. King County's economic base is diversified with many industries including shipping and transportation, aerospace (Boeing), and computer technology and biotech industries. According to the latest data available from the Washington State Employment Security Department, the unemployment rate for the King County area increased to 6.6% at August 31, 2003 from 6.3% at August 31, 2002. The County's overall economic conditions have been weakened over the past couple of years due in large part to slowing in the aerospace and computer technology industries.  The slowdown in the economy has negatively impacted commercial loan demand and has decreased the Bank's origination of commercial real estate and commercial business loans in the Southern King County market.

Lending Activities

        General. Historically, the principal lending activity of the Bank has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to- four family residences and loans for the construction of one- to- four family residences. Since 1998, the Bank has emphasized its origination of construction and land development loans and commercial real estate loans. The Bank's net loans receivable, including loans held for sale, totaled approximately


$322.2 million at September 30, 2003, representing approximately 71.7% of consolidated total assets, and at that date construction and land development loans, and loans secured by commercial properties were $197.1 million, or 54.2%, of total loans.  Construction and land development loans and commercial real estate loans typically have higher rates of return then one-to-four family loans, however, they also present a higher degree of risk.  See " -- Lending Activities -- Construction and Land Development Lending" and "-- Lending Activities -- Commercial Real Estate Lending."

        The Bank's internal loan policy limits the maximum amount of loans to one borrower to 25% of its capital. At September 30, 2003, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $16.5 million under its policy. At September 30, 2003, the Bank had no loans with an aggregate outstanding balance in excess of this amount. At that date, the Bank had 44 borrowers or related borrowers with total loans outstanding in excess of $1.0 million. The largest amount outstanding to any one borrower and the borrower's related entities was approximately $8.3 million, which represents loans secured by a mobile home park and a retirement facility in Thurston County.  These two loans were performing according to their terms at September 30, 2003.

        Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan as of the dates indicated.

	At September 30,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage Loans:
One- to- four family(1)(2)	$ 95,371	26.21%	$113,144	31.28%	$130,082	35.14%	$136,825	38.85%	$115,133	38.42%
Multi-family	18,241	5.01	24,135	6.67	29,412	7.95	33,604	9.54	15,945	5.32
Commercial	102,972	28.30	97,644	27.00	65,731	17.76	58,632	16.65	52,049	17.37
Construction and land
development	94,117	25.87	80,144	22.16	106,244	28.71	89,903	25.52	90,621	30.24
Land(2)	15,628	4.30	15,453	4.27	13,632	3.68	12,561	3.56	9,059	3.02
Total mortgage loans	326,329	89.69	330,520	91.38	345,101	93.24	331,525	94.12	282,807	94.37

Consumer Loans:
Home equity and second
mortgage	19,233	5.29	13,718	3.79	11,039	2.98	9,816	2.79	7,978	2.66
Other	8,799	2.42	8,097	2.24	6,825	1.85	6,081	1.72	4,279	1.43
	28,032	7.71	21,815	6.03	17,864	4.83	15,897	4.51	12,257	4.09
Commercial business loans	9,475	2.60	9,365	2.59	7,150	1.93	4,808	1.37	4,611	1.54
Total loans	363,836	100.00%	361,700	100.00%	370,115	100.00%	352,230	100.00%	299,675	100.00%

Less:
Undisbursed portion of loans
in process	(34,785)		(32,324)		(39,803)		(32,831)		(37,781)
Unearned income	(2,924)		(3,218)		(3,494)		(3,578)		(3,170)
Allowance for loan losses	(3,891)		(3,630)		(3,050)		(2,640)		(2,056)
Market value adjustment of
loans held-for-sale	--		--		--		(175)		(583)
Total loans receivable, net	$322,236		$322,528		$323,768		$313,006		$256,085
______________
 1.    Includes loans held-for-sale
2.    Includes real estate contracts totaling $1.1 million at September 30, 2003. See " - Lending Activities - Real Estate Contracts."

        Residential One- to- Four Family Lending. At September 30, 2003, $95.4 million, or 26.2%, of the Bank's loan portfolio consisted of loans secured by one- to- four family residences.

        The Bank originates both fixed-rate loans and adjustable-rate loans. Generally, fixed rate loans including 15, 20, 30, and five and seven year balloon reset loans are originated to meet the requirements for sale in the secondary market to the FHLMC, however, from time to time, a portion of these fixed-rate loans originated by the Bank may be retained in the Bank's loan portfolio to meet the Bank's asset/liability management objectives. The Bank uses an


automated underwriting program, which preliminarily qualifies a loan as conforming to FHLMC underwriting standards when the loan is originated. At September 30, 2003, $33.5 million, or 35.1%, of the Bank's one- to- four family loan portfolio consisted of fixed rate one- to- four family mortgage loans.

        The Bank also offers adjustable rate mortgage ("ARM") loans at rates and terms competitive with market conditions. All of the Bank's ARM loans are retained in its loan portfolio and not with a view toward sale in the secondary market.

        The Bank offers several ARM products which adjust annually after an initial period ranging from one to five years subject to a limitation on the annual increase of 2% and an overall limitation of 6%. These ARM products have utilized the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.875% to 4.00%. Loans tied to the prime rate or to LIBOR indices typically do not have periodic, or lifetime adjustments limits. Loans tied to these indices normally have margins ranging from 0.0% to 3.0%. ARM loans held in the Bank's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At September 30, 2003, $61.9 million, or 64.9%, of the Bank's one- to- four family loan portfolio consisted of ARM loans.

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


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

        Construction and Land Development Lending. Prompted by unfavorable economic conditions in its primary market area in 1980, the Bank sought to establish a market niche and, as a result, began originating construction loans. In recent periods, construction lending activities have been primarily in the Pierce County, King County, Thurston County, and Kitsap County markets. Competition from other financial institutions has increased in recent periods and it is possible that margins on construction loans may be reduced in the future.

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

        At September 30, 2003, the composition of the Bank's construction and land development loan portfolio was as follows:

	Outstanding	Percent of
	Balance	Total
	(In thousands)

Speculative construction	$26,350	28.00%
Custom and owner/builder construction	49,876	52.99
Multi-family	3,940	4.19
Land development	7,126	7.57
Commercial real estate	6,825	7.25
Total	$94,117	100.00%

        Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified. The Bank lends to approximately 65 builders located in the Bank's primary market area, each of which generally have three to six speculative loans outstanding from the Bank during a 12 month period. Rather than originating lines of credit to home builders to construct several homes at once, the Bank originates and underwrites a separate loan for each home. Speculative construction loans are originated for a term of 12 months, with current rates ranging from 5.00% to 7.50%, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property. During this 12 month period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. At September 30, 2003 speculative construction loans totaled $26.4 million, or 28.0%, of the total construction loan portfolio. At September 30, 2003, the Bank had 11 borrowers each with aggregate outstanding speculative loan balances of more than $500,000. The largest


aggregate outstanding balance to one borrower amounted to $3.2 million, and the largest outstanding balance for a single speculative loan was $760,000. At September 30, 2003, one speculative construction loan with a balance of $192,000 was not performing according to terms. See "-- Lending Activities -- Nonperforming Assets and Delinquencies."

        Unlike speculative construction loans, custom construction loans are made to home builders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home with the Bank or another lender. Custom construction loans are generally originated for a term of 12 months, with fixed interest rates ranging from 6.0% to 7.50% and with loan-to-value ratios of 80% of the appraised estimated value of the completed property or sales price, whichever is less. During this 12 month period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance.

        Owner/builder construction loans are originated to the home owner rather than the home builder as a single loan that automatically converts to a permanent loan at the completion of construction. The construction phase of a owner/builder construction loan generally lasts six to nine months with current fixed interest rates ranging from 6.5% to 7.5%, and with loan-to-value ratios of 80% (or up to 95% with PMI) of the appraised estimated value of the completed property or cost, whichever is less. During this 12 month period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. At the completion of construction, the loan converts automatically to either a fixed-rate mortgage loan, which conforms to secondary market standards, or an ARM loan for retention in the Bank's portfolio. At September 30, 2003, custom and owner/builder construction loans totaled $49.9 million, or 53.0%, of the total construction loan portfolio. At September 30, 2003, the largest outstanding custom and owner/builder construction loan had an outstanding balance of $890,000 (including $391,000 of undisbursed loans in process balance) and was performing according to its terms.

        The Bank originates loans to local real estate developers with whom it has established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities) (generally with ten to 50 lots). At September 30, 2003, subdivision development loans totaled $7.1 million, or 7.6% of construction and land development loans receivable. Land development loans are secured by a lien on the property and made for a period of two to five years with fixed or variable interest rates, and are made with loan-to-value ratios generally not exceeding 75%. Monthly interest payments are required during the term of the loan. Land development loans are structured so that the Bank is repaid in full upon the sale by the borrower of approximately 80% of the subdivision lots. Substantially all of the Bank's land development loans are secured by property located in its primary market area. In addition, in the case of a corporate borrower, the Bank also generally obtains personal guarantees from corporate principals and reviews their personal financial statements. At September 30, 2003, the largest land development loan had an outstanding loan balance of $1.3 million, and was performing according to its terms.

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

        The Bank also provides construction financing for multi-family and commercial properties. At September 30, 2003, such construction loans amounted to $10.8 million, or 11.4% of construction loans.  These loans are secured by motels, apartment buildings, condominiums, office buildings and retail rental space located in the Bank's primary market area and currently range in amount from $108,000 to $3.5 million. At September 30, 2003, the largest outstanding multi-family construction loan had a balance of $3.5 million (including $2.3 million of undisbursed loans in process balance), and was performing according to terms. At September 30, 2003, the largest outstanding commercial real estate construction loan had a balance of $2.5 million (including $160,000 of undisbursed loans in process balance), and was performing according to terms. This loan represents a 55% participation interest in a construction loan secured by a commercial property located in Clark County, Washington. Periodically, the Bank purchases (without recourse to the seller other than for fraud) from other lenders participation interests in multi-family and commercial construction loans. The Bank underwrites such participation interests according to its own standards.


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

        Real Estate Contracts. The Bank purchases real estate contracts and deeds of trust from individuals who have privately sold their homes or property. These contracts are generally secured by one- to- four family properties, building lots and undeveloped land and range in principal amount from $10,000 to $200,000, but typically are in amounts between $20,000 and $40,000. Properties securing real estate contracts purchased by the Bank are generally located within its primary market area. Prior to purchasing the real estate contract, the Bank reviews the contract and analyzes and assesses the collateral for the loan, the down payment made by the borrower and the credit history on the loan. As of September 30, 2003, the Bank had outstanding $1.1 million of real estate contracts.

        Multi-Family Lending. At September 30, 2003, the Bank had $18.2 million, or 5.0% of the Bank's total loan portfolio, secured by multi-family dwelling units (more than four units) located primarily in the Bank's primary market area. At September 30, 2003, approximately 34.3% of the Bank's multi-family loans represent participation interests in loans, secured by properties generally located in the Bank's primary market area, purchased from other lenders. Such participation interests are purchased without recourse to the seller other than for fraud. The Bank underwrites such participation interests according to its own standards.

        Multi-family loans are generally originated with variable rates of interest ranging from 2.00% to 3.50% over the one-year constant maturity U.S. Treasury Bill Index or a matched term FHLB advance, with principal and interest


payments fully amortizing over terms of up to 30 years. Multi-family loans currently range in principal balance from $40,000 to $6.1 million. At September 30, 2003, the largest multi-family loan had an outstanding principal balance of $6.1 million and was secured by an apartment building located in the Bank's primary market area. At September 30, 2003, this loan was performing according to its terms.

        The maximum loan-to-value ratio for multi-family loans is generally 75%. The Bank requires its multi-family loan borrowers to submit financial statements and rent rolls on the subject property annually. The Bank also inspects the subject property annually. The Bank generally imposes a minimum debt coverage ratio of approximately 1.10 times for loans secured by multi-family properties.

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

        Commercial Real Estate Lending. Commercial real estate loans totaled $103.0 million, or 28.3% of total loans receivable at September 30, 2003, and consisted of 266 loans.  Commercial mortgage loans have now surpassed one-to-four family mortgage loans as the largest category in the Bank's loan portfolio.  The Bank originated $21.0 million of commercial mortgage loans during the year ended September 30, 2003 compared to $40.5 million originated during the year ended September 30, 2002.  The decrease in commercial mortgage loan originations is primarily attributed to a decrease demand for this product due to slow economic conditions.  The Bank originates commercial real estate loans generally at variable interest rates and secured by properties, such as restaurants, motels, office buildings and retail/wholesale facilities, located in its primary market area. The principal balances of commercial real estate loans currently ranges between $6,000 and $4.9 million. At September 30, 2003, the largest commercial real estate loan ($4.9 million) was secured by a commercial property located in Olympia, Washington. At September 30, 2003, three commercial real estate loans totaling $538,000 were not performing according to their terms. See "-- Lending Activities -- Nonperforming Assets and Delinquencies."

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

        Commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to- four family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to- four family residential mortgage loans. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by generally limiting the maximum loan-to-value ratio to 75% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.  The Bank also requests annual financial information from the borrowers.

        Land Lending. The Bank originates loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to sell as improved lots. At September 30, 2003, land loans totaled $15.6


million, or 4.3% of the Bank's total loan portfolio. Land loans originated by the Bank are generally fixed-rate loans and have maturities of five to ten years. Land loans generally range in principal amount from $5,000 to $500,000. The largest land loan had an outstanding balance of $434,000 at September 30, 2003 and was performing according to its terms. At September 30, 2003, 11 land loans totaling $521,000 were not performing according to terms. See "-- Lending Activities -- Nonperforming Assets and Delinquencies."

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

        Consumer Lending. Consumer lending has traditionally been a small part of the Bank's business. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. Consumer loans include home equity lines of credit, Title I home improvement loans, second mortgage loans, savings account loans, automobile loans, boat loans, motorcycle loans, recreational vehicle loans and unsecured loans. Consumer loans are made with both fixed and variable interest rates and with varying terms. At September 30, 2003, consumer loans amounted to $28.0 million, or 7.7%, of the total loan portfolio.

        At September 30, 2003, the largest component of the consumer loan portfolio consisted of second mortgage loans and home equity lines of credit, which totaled $19.2 million, or 5.3%, of the total loan portfolio. Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others. The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property. The Bank occasionally solicits these loans. The loan-to-value ratio is typically 80% or less, when taking into account both the first and second mortgage loans. Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 20 years. Home equity lines of credit are generally for a one year term and the interest rate is tied to the 26 week Treasury Bill or the prime rate.

        In July 1997, the Bank began issuing VISA credit cards to its existing customers. At September 30, 2003, credit card loans amounted to $1.6 million. The Bank does not engage in direct mailings of pre-approved credit cards.

        Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. The Bank believes that these risks are not as prevalent in the case of the Bank's consumer loan portfolio because a large percentage of the portfolio consists of second mortgage loans and home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to- four family residential mortgage loans. Nevertheless, second mortgage loans and home equity lines of credit have greater credit risk than one- to- four family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Bank. At September 30, 2003, there were $212,000 of consumer loans delinquent in excess of 90 days.

        Commercial Business Lending. Commercial business loans totaled $9.5 million, or 2.6% of total loans receivable at September 30, 2003, and consisted of 113 loans. In July 1998, the Bank established a business banking division staffed by three experienced commercial bankers to increase the Bank's origination of commercial business loans. Currently, the division is staffed by six commercial lenders. Commercial business loans are generally secured by business equipment, accounts receivable, inventory or other property and are made at variable rates of interest equal


to a negotiated margin above the prime rate. The Bank also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements.

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

        Loan Maturity. The following table sets forth certain information at September 30, 2003 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	After
	One Year	3 Years	5 Years	10 Years	10 Years	Total
		(In thousands)

Mortgage loans:
One- to- four family	$ 4,387	$ 1,335	$ 2,289	$ 9,442	$ 77,918	$ 95,371
Multi-family	839	255	438	12,951	3,758	18,241
Commercial	8,135	206	1,133	66,828	26,670	102,972
Construction and land
development(1)	40,055	3,956	2,088	8,612	39,406	94,117
Land	1,341	3,374	8,974	826	1,113	15,628
Consumer loans:
Home equity and second mortgage	848	635	1,061	2,079	14,610	19,233
Other	1,549	1,610	3,159	1,399	1,082	8,799
Commercial business loans	2,936	853	2,274	948	2,464	9,475
Total	60,090	12,224	21,416	103,085	167,021	363,836

Less:
Undisbursed portion of loans
in process						(34,785)
Unearned income						(2,924)
Allowance for loan losses						(3,891)
Loans receivable, net						$322,236
_____________

(1)     Includes construction/permanent that convert to a permanent mortgage loan once construction is completed.


        The following table sets forth the dollar amount of all loans due after September 30, 2003, which have fixed interest rates and have floating or adjustable interest rates.

	Fixed	Floating or
	Rates	Adjustable Rates	Total
		(In thousands)
Mortgage loans:
One- to- four family	$ 33,505	$ 61,866	$ 95,371
Multi-family	2,655	15,586	18,241
Commercial	10,224	92,748	102,972
Construction and land development	83,058	11,059	94,117
Land	14,692	936	15,628
Consumer loans:
Home equity and second mortgage	6,074	13,159	19,233
Other	8,562	237	8,799
Commercial business loans	1,760	7,715	9,475
Total	$160,530	$203,306	$363,836

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

        Mortgage loan applications are initiated by loan officers and are required to be approved by the Bank's Loan Committee, which consists of the Bank's President and four other senior management officers. Certain consumer loans up to and including $25,000 may be approved by individual loan officers and the Bank's consumer lending department manager may approve loans up to and including $50,000. Commercial business loans up to and including $250,000 may also be approved by the Bank's Business Banking Division manager. All other loans (except commercial business loans) up to and including $750,000 may be approved by two members of the Bank's Loan Committee. Loans in excess of $750,000, as well as loans of any size granted to a single borrower whose aggregate lending relationship exceeds $750,000, must be approved by the Bank's Board of Directors or a committee consisting of at least two outside Directors.

        Loan Originations, Purchases and Sales. During the years ended September 30, 2003 and 2002, the Bank's total gross loan originations were $255.5 million and $203.6 million, respectively. Periodically, the Bank purchases participation interests in construction and land development loans and multi-family loans, secured by properties located in the Bank's primary market area, from other lenders. Such purchases are underwritten to the Bank's underwriting guidelines and are without recourse to the seller other than for fraud. See "-- Lending Activities -- Construction and Land Development Lending" and "-- Lending Activities -- Multi-Family Lending."

        Consistent with its asset/liability management strategy, the Bank's policy generally is to retain in its portfolio all of the ARM loans and sell fixed rate one-to-four family mortgage loans in the secondary market to the FHLMC; however, from time to time, a portion of fixed-rate loans may be retained in the Bank's portfolio to meet its asset-liability


objectives. Loans sold in the secondary market are generally sold on a servicing retained basis. At September 30, 2003, the Bank's loan servicing portfolio totaled $161.7 million.

        The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended September 30,
	2003	2002	2001
	(In thousands)
Loans originated:
Mortgage loans:
One- to- four family	$ 115,046	$ 83,121	$ 47,534
Multi-family	718	177	1,014
Commercial	21,012	40,478	9,400
Construction and land development	90,480	52,596	80,131
Land	7,680	7,224	5,749
Consumer	18,530	13,582	7,831
Commercial business loans	2,060	6,418	4,390
Total loans originated	255,526	203,596	156,049

Loans purchased:
Mortgage loans:
One- to- four family	338	106	188
Multi-family	--	--	--
Commercial	800	--	--
Construction	--	6,360	1,063
Land	--	600	51
Commercial business loans	--	31	--
Total loans purchased	1,138	7,097	1,302
Total loans originated and purchased	256,664	210,693	157,351

Loans sold or converted to securities:
Total whole loans sold	(108,812)	(70,167)	(27,597)
Participation loans	--	--	(3,868)
Loans converted to securities	--	(12,227)	(11,926)
Total loans sold or converted to securities	(108,812)	(82,394)	(43,391)

Loan principal repayments	(145,716)	(136,714)	(96,075)
Decrease (increase) in other items, net	(2,428)	7,175	(7,123)
Net increase (decrease) in loans receivable	$ (292)	$ (1,240)	$ 10,762

        The increased origination of one-to-four family mortgage loans was primarily the result of refinancing activity prompted by a decline in interest rates to historically low levels.  Increased fixed rate loan originations resulted in increased loans sold.  It is anticipated that increasing interest rates will diminish the refinancing activity of one-to-four family loans and, correspondingly, the volume of loans sold.

        Loan Origination Fees. The Bank generally receives loan origination fees. Loan fees are a percentage of the principal amount of the loan which are charged to the borrower for funding the loan. The amount of fees charged by the Bank is generally 0.5% to 2.0%. Current accounting standards require fees received and certain loan origination costs for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. Deferred origination loan fees totaled $2.9 million at September 30, 2003.


        Nonperforming Assets and Delinquencies. The Bank assesses late fees or penalty charges on delinquent loans of approximately 5% of the monthly loan payment amount. Substantially all fixed-rate and ARM loan payments are due on the first day of the month; however, the borrower is given a 15 day grace period to make the loan payment. When a mortgage loan borrower fails to make a required payment when due, the Bank institutes collection procedures. A notice is mailed to the borrower 16 days after the date the payment is due. Attempts to contact the borrower by telephone generally begin on or before the 30th day of delinquency. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. Before the 90th day of delinquency, attempts to interview the borrower, preferably in person, are made to establish (i) the cause of the delinquency, (ii) whether the cause is temporary, (iii) the attitude of the borrower toward the debt, and (iv) a mutually satisfactory arrangement for curing the default.

        If the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted, foreclosure is initiated according to the terms of the security instrument and applicable law. Interest income on loans in foreclosure is reduced by the full amount of accrued and uncollected interest.

        When a consumer loan borrower or commercial business borrower fails to make a required payment on a loan by the payment due date, the Bank institutes similar collection procedures as for its mortgage loan borrowers.  Loans becoming 90 days or more past due are placed on non-accrual status, with any accrued interest reversed against interest income, unless they are well secured and in the process of collection.

        The Bank's Board of Directors is informed monthly as to the status of all loans that are delinquent by more than 30 days, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Bank.


        The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.

	At September 30,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
One- to- four family	$ 1,409	$ 1,138	$ 863	$ 1,203	$ 941
Commercial	538	688	2,091	551	1,675
Construction and land development	1,185	1,571	491	1,267	390
Land	521	251	610	233	253
Consumer loans	212	49	26	273	330
Commercial business loans	30	44	10	85	--

Total	3,895	3,741	4,091	3,612	3,589

Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
Construction and land development	--	--	--	--	449
Total	--	--	--	--	449

Total of nonaccrual and 90 days past due loans	3,895	3,741	4,091	3,612	4,038

Real estate owned and other repossessed assets	1,258	680	1,006	1,966	867
Total nonperforming assets	$ 5,153	$ 4,421	$ 5,097	$ 5,578	$ 4,905

Restructured loans	--	--	--	--	509

Nonaccrual and 90 days or more past due
loans as a percentage of loans receivable, net	1.19%	1.15%	1.25%	1.14%	1.56%

Nonaccrual and 90 days or more past due
loans as a percentage of total assets	0.87%	0.87%	1.06%	0.98%	1.31%

Nonperforming assets as a percentage of total assets	1.15%	1.03%	1.32%	1.52%	1.60%

Loans receivable, net(1)	$326,127	$326,158	$326,818	$315,646	$258,141
Total assets	$449,633	$431,054	$386,305	$368,080	$307,116
_______________
(1)     Includes loans held-for-sale and is before the allowance for loan losses.

        Additional interest income which would have been recorded for the year ended September 30, 2003 had nonaccruing loans been current in accordance with their original terms amounted to approximately $338,000. No interest income was recorded on nonaccrual loans for the year ended September 30, 2003.

        Real Estate Owned and Other Repossessed Items. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At September 30, 2003, the Bank had $1.26 million in real estate owned consisting primarily of six one- to- four family properties totaling $892,000, six land parcels totaling $197,000, and a commercial real estate property of $157,000.

        Restructured Loans. Under accounting principles generally accepted in the United States of America, the Bank is required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructuring or loan modifications for a borrower does not necessarily always constitute


troubled debt restructuring, however, and troubled debt restructuring do not necessarily result in non-accrual loans. The Bank had no restructured loans at September 30, 2003.

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

        The aggregate amounts of the Bank's classified assets (as determined by the Bank), and of the Bank's allowances for loan losses at the dates indicated, were as follows:

	At September 30,
	2003	2002	2001
	(In thousands)

Loss	$ --	$ --	$ --
Doubtful	--	3	5
Substandard(1)	9,112	7,965	9,528
Special mention(1)	6,607	12,588	5,820

Allowance for loan losses	3,891	3,630	3,050

_____________
(1)	For further information concerning the increase in classified assets, see "-- Lending Activities -- Nonperforming Assets and Delinquencies."

        The Bank's classified assets decreased by $4.8 million from September 30, 2002 to September 30, 2003, primarily as a result of a $6.0 million decrease in loans classified as special mention and a $1.1 million increase in loans classified as substandard.

        Special mention loan are defined as those credits deemed by management to have some potential weakness that deserve management's close attention. If left uncorrected these potential weaknesses may result in the deterioration of the payment prospects of the loan. Assets in this category are not adversely classified and currently do not expose the Bank to sufficient risk to warrant a substandard classification. Four relationships comprise 89% of the loans classified. They include a $3.5 million loan on a 142-unit motel in Pierce County, a $1.3 land development loan in Grays Harbor County, a $534,000 commercial business loan to a company located in King County, and a $521,000 land development loan in Thurston County. Each of these loans is current and paying in accordance with the required loan terms.

        Substandard loans are classified as those loans that are inadequately protected by the current net worth, and paying capacity of the obligor, or of the collateral pledged. Assets classified as substandard have a well-defined weakness, or weaknesses that jeopardize the repayment of the debt. If the weakness, or weaknesses are not corrected


there is the distinct possibility that some loss will be sustained. The aggregate amount of loans classified as substandard at September 30, 2003 increased by $1.1 million to $9.1 million from the amount reported at September 30, 2002. At September 30, 2003, 60 loans were classified as substandard compared to 58 at September 30, 2002. The largest loan currently classified substandard is a $2.0 million loan secured by an Alzheimer's/assisted living facility in Kitsap County. This loan is current and paying in accordance with terms of the loan. The next largest loans classified as substandard include a commercial business loan of $1.7 million (secured by accounts receivable, equipment, and real estate equity) to a contracting company headquartered in King County; a land development loan of $872,000 secured by a land site in Pierce County; and a $625,000 loan secured by a mobile home park located in Kitsap County. At September 30, 2003, the commercial business loan was current, the mobile home park loan was 30 days delinquent, and the land development loan was past 90 days due and on non-accrual status.

        Allowance for Loan Losses. The allowance for loan losses is maintained to cover estimated losses in the loan portfolio. The Bank has established a systematic methodology for the determination of provisions for loan losses that takes into consideration the need for an overall general valuation allowance. The Bank's methodology for assessing the adequacy of its allowance for loan losses is based on its historic loss experience for various loan segments; adjusted for changes in economic conditions, delinquency rates, and other factors. Using these loss estimate factors, management develops a range of probable loss for each loan category. Certain individual loans for which full collectibility may not be assured are evaluated individually with loss exposure based on estimated discounted cash flows or collateral values. The total estimated range of loss based on these two components of the analysis is compared to the loan loss allowance balance. Based on this review, management will adjust the allowance as necessary to maintain directional consistency with trends in the loan portfolio.

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

        The Board of Directors reviews the adequacy of the allowance for loan losses at least quarterly based on management's assessment of current economic conditions, past loss and collection experience, and risk characteristics of the loan portfolio. A provision for losses is charged against income to maintain the allowance.

        At September 30, 2003, the Bank had an allowance for loan losses of $3.9 million. Management believes that the amount maintained in the allowance is adequate to absorb estimated losses in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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


        The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

	Year Ended September 30,
	2003	2002	2001	2000	1999
	(Dollars in thousands)

Allowance at beginning of year	$ 3,630	$ 3,050	$2,640	$2,056	$ 1,728
Provision for loan losses	347	992	1,400	885	363
Recoveries:
Mortgage loans:
Commercial real estate	--	96	20	260	--
Consumer loans	12	13	2	2	--
Commercial business loans	70	--	--	--	--
Total recoveries	82	109	22	262	--

Charge-offs:
Mortgage loans:
One- to- four family	71	16	21	10	--
Other	97	153	324	373	35
Commercial business loans	--	352	667	180	--
Total charge-offs	168	521	1,012	563	35
Net charge-offs	86	412	990	301	35
Balance at end of year	$ 3,891	$ 3,630	$3,050	$2,640	$2,056

Allowance for loan losses as a percentage of total
loans (net)(1) outstanding at the end of the year	1.19%	1.11%	0.93%	0.84%	0.80%

Net charge-offs as a percentage of average loans
outstanding during the year	0.03%	0.13%	0.31%	0.01%	--%

Allowance for loan losses as a percentage of
nonperforming loans at end of year	99.90%	97.03%	74.55%	73.09%	50.92%
______________
(1)     Total loans (net) includes loans held for sale and is before the allowance for loan losses.


        The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2003		2002		2001		2000		1999
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Category		in Category		in Category		in Category		in Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Mortgage loans:
One- to- four family	$ 317	26.21%	$ 322	31.28%	$ 271	35.14%	$ 374	38.85%	$ 288	38.42%
Multi-family	374	5.01	214	6.67	195	7.95	171	9.54	82	5.32
Commercial	1,041	28.30	1,072	27.00	793	17.76	662	16.65	674	17.37
Construction	583	25.87	536	22.16	845	28.71	968	25.52	633	30.24
Land	169	4.30	152	4.27	96	3.68	220	3.56	170	3.02
Non-mortgage loans:
Consumer loans	458	7.71	512	6.03	217	4.83	121	4.51	126	4.09
Commercial business
loans	949	2.60	822	2.59	633	1.93	124	1.37	83	1.54
Total allowance
for loan losses	$3,891	100.00%	$3,630	100.00%	$3,050	100.00%	$2,640	100.00%	$2,056	100.00%


Investment Activities

        At September 30, 2003, the Company's investment portfolio totaled $54.3 million, primarily consisting of $34.4 million of mutual funds available for sale, $17.1 million of mortgage-backed securities available for sale, $2.5 million of U.S. agency securities available for sale, and $0.3 million of securities held to maturity. This compares with a total portfolio of $41.6 million at September 30, 2002, comprised of $23.7 million of mutual funds available for sale and $17.9 million of mortgage-backed securities available for sale.  The mutual funds invest primarily in mortgage-backed products and U.S. agency securities.  The composition of the portfolios by type of security, at each respective date is presented in the table, which follows.

        The investment policies of the Company are established and monitored by the Board of Directors. The policies are designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to compliment the Bank's lending activities. These policies dictate the criteria for classifying securities as either available for sale or held to maturity. The policies permit investment in various types of liquid assets permissible under applicable regulations, which includes U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks, banker's acceptances, federal funds, mortgage-backed securities, and mutual funds. The Company's investment policy also permits investment in equity securities in certain financial service companies.

        The following table sets forth the investment securities portfolio and carrying values at the dates indicated.

	At September 30,
	2003		2002		2001
	Carrying	Percent of	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total	Value	Total
	(Dollars in thousands)

Held-to-Maturity:

Mortgage-based securities	$ 279	0.52%	$ --	--%	$ --	--%

Available-for-Sale (at fair value):

U.S. Agency Securities	2,511	4.62	--	--	--	--
Mortgage-backed securities	17,098	31.48	17,888	43.02	19,159	65.24
Municipal bonds	12	0.02	40	0.10	57	0.19
Mutual funds	34,410	63.36	23,654	56.88	10,060	34.25
Equity securities	--	--	--	--	93	0.32

Total portfolio	$54,310	100.00%	$41,582	100.00%	$29,369	100.00%


        The following table sets forth the maturities and weighted average yields of the investment and mortgage-backed securities in the Company's investment securities portfolio at September 30, 2003. Mutual funds and equity securities, which by their nature do not have maturities, are classified in the less than one year category.

	Less Than		One to		Five to		Over Ten
	One Year		Five Years		Ten Years		Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Held-to-Maturity:

Mortgage-backed
securities	$ --	--%	$ --	--%	$ --	--%	$ 279	3.50%

Available-for-Sale:

U.S. agency
securities	--	--	2,511	3.41	--	--	--	--
Mortgage-backed
securities	--	--	307	6.23	2,360	5.51	14,431	4.62
Municipal bonds	--	--	12	6.92	--	--	--	--
Mutual funds	34,410	2.24	--	--	--	--	--	--
Equity securities	--	--	--	--	--	--	--	--

Total portfolio	$34,410	2.24	$2,830	3.73	$2,360	5.51	$14,710	4.60

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

        Deposit Accounts. Substantially all of the Bank's depositors are residents of Washington. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including money market deposit accounts, checking accounts, regular savings accounts and certificates of deposit. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. In recent periods, the Bank has used deposit interest rate promotions in connection with the opening of new branch offices.  The Bank actively seeks consumer and commercial checking accounts through a checking account acquisition marketing program that was implemented in 2000.  At September 30, 2003 the Bank had 28.2% of total deposits in non-interest bearing accounts and checking accounts.

        At September 30, 2003 the Bank had $22.2 million of jumbo certificates of deposit of $100,000 or more. The Bank does not solicit brokered deposits and believes that its jumbo certificates of deposit, which represented 7.21% of total deposits at September 30, 2003, present similar interest rate risk compared to its other deposit products.


        The following table sets forth information concerning the Bank's deposits at September 30, 2003.

	Weighted		Percentage
	Average		of Total
Category	Interest Rate	Amount	Deposits
	(In thousands)

Non-Interest Bearing	-%	$29,133	9.47%
Negotiable order of withdrawal ("NOW") Checking	0.79	57,614	18.73
Passbook Savings	0.71	49,572	16.11
Money Market Accounts	1.19	39,444	12.82

Certificates of Deposit(1)

Maturing within 1 year	2.31	99,241	32.26
Maturing after 1 year but within 2 years	2.64	23,640	7.68
Maturing after 2 years but within 5 years	3.98	7,014	2.28
Maturing after 5 years	4.22	2,014	0.65
______________________
(1)    Based on remaining maturity of certificates.

        The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 2003. Jumbo certificates of deposit have principal balances of $100,000 or more and the rates paid on such accounts are generally negotiable.

Maturity Period	Amount
(In thousands)

Three months or less	$ 5,152
Over three through six months	4,559
Over six through twelve months	7,466
Over twelve months	5,012
Total	$22,189


        Deposit Flow. The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At September 30,
	2003			2002			2001
		Percent			Percent			Percent
		of	Increase		of	Increase		of
	Amount	Total	(Decrease)	Amount	Total	(Decrease)	Amount	Total
	(Dollars in thousands)

Non-interest-bearing	$ 29,133	9.47%	$ 5,548	$ 23,585	8.07%	$ 6,609	$ 16,976	7.00%
NOW checking	57,614	18.73	15,392	42,222	14.44	11,596	30,626	12.64
Passbook savings accounts	49,572	16.11	9,244	40,328	13.80	6,100	34,228	14.12
Money market deposit	39,444	12.82	(8,444)	47,888	16.38	20,637	27,251	11.24
Certificates of deposit which
mature in the year ending:
Within 1 year	99,241	32.26	(9,658)	108,899	37.26	(4,836)	113,735	46.93
After 1 year, but within 2 years	23,640	7.68	4,694	18,946	6.48	3,369	15,577	6.43
After 2 years, but within 5 years	7,014	2.28	(1,971)	8,985	3.07	5,857	3,128	1.29
Certificates maturing thereafter	2,014	0.65	551	1,463	0.50	612	851	0.35

Total	$307,672	100.00%	$15,356	$292,316	100.00%	$49,944	$242,372	100.00%


        Time Deposits by Rates. The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated.

	At September 30,
	2003	2002	2001
	(In thousands)

0.00 - 1.99%	$ 50,569	$ 6,674	$ --
2.00 - 3.99%	68,274	104,611	31,110
4.00 - 4.99%	9,758	18,314	36,673
5.00 - 5.99%	1,999	6,284	30,843
6.00 - 6.99%	1,157	2,254	32,939
7.00% and over	152	156	1,726
Total	$131,909	$138,293	$133,291

        Time Deposits by Maturities. The following table sets forth the amount and maturities of time deposits at September 30, 2003.

	Amount Due
			After
		One to	Two to
	Less Than	Two	Five	After
	One Year	Years	Years	Five Years	Total
	(In thousands)

0.00 - 1.99%	$44,781	$ 5,510	$ 278	$ --	$ 50,569
2.00 - 3.99%	49,702	13,962	3,161	1,449	68,274
4.00 - 4.99%	3,583	3,476	2,560	139	9,758
5.00 - 5.99%	550	478	886	85	1,999
6.00 - 6.99%	605	198	96	258	1,157
7.00% and over	20	16	33	83	152
Total	$99,241	$23,640	$7,014	$2,014	$131,909

        Deposit Activities. The following table sets forth the savings activities of the Bank for the periods indicated.

	Year Ended September 30,
	2003	2002	2001
	(In thousands)

Beginning balance	$292,316	$242,372	$212,611
Net deposits before interest credited	9,786	42,428	20,270
Interest credited	5,570	7,516	9,491
Net increase in deposits	15,356	49,944	29,761
Ending balance	$307,672	$292,316	$242,372

        Borrowings.  Deposits are the primary source of funds for the Bank's lending and investment activities and for general business purposes. The Bank has the ability to use advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government)


provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2003, the Bank maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of 35% of the Bank's total assets, under which $61.6 million was outstanding.

        The following table sets forth certain information regarding borrowings by the Bank at the end of and during the periods indicated:

	At or For the
	Year Ended September 30,
	2003	2002	2001
	(Dollars in thousands)

Average short-term FHLB
advances outstanding	$ 4,833	$ 2,935	$ 29,619

Weighted average rate
paid on short-term FHLB advances	4.84%	2.81%	5.84%

Balance of short-term FHLB advances
outstanding at end of period	6,668	155	15,996

Average total FHLB advances	61,715	63,315	75,867

Weighted average rate paid on total
FHLB advances	5.47%	5.33%	5.84%

Total FHLB advances outstanding
at end of period	61,605	61,759	68,978

        The Bank has purchased life insurance policies covering certain officers.  These policies are recorded at their cash surrender value, net of any policy premium charged.  Increases in cash surrender value, net of policy premiums, and proceeds from death benefits are recorded in other operating income.  At September 30, 2003, the Bank had $10.6 million in bank owned life insurance.

REGULATION OF THE BANK

General

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


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

        The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessment varies according to the level of capital the institution holds, the balance of insured deposits during the preceding two quarters, and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the ratio of reserves to insured deposits at $1.25 per $100. Both funds currently meet this reserve ratio. Since 1997, the assessment rate for both SAIF and BIF deposits ranged from zero to 0.27% of covered deposits. As a well capitalized bank, the Bank qualified for the lowest rate on its deposits for 2003.

        In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980s to help fund the thrift industry cleanup. The FICO assessment rate is adjusted quarterly.

        Prior to 2000, the FICO assessment rate for BIF-insured deposits was one-fifth the rate applicable to deposits insured by the SAIF. Beginning in 2000, SAIF- and BIF-insured deposits were assessed at the same rate by FICO. As a result, BIF FICO assessments will be higher than in previous periods while SAIF FICO assessments will be lower. For the fourth quarter of 2003, the annualized rate was 1.52 cents per $100 of insured deposits.

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

Prompt Corrective Action

        The FDIC is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be undercapitalized. An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be significantly undercapitalized and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be critically undercapitalized. Subject to a narrow exception, the FDIC is required to appoint a receiver or conservator for a savings institution that is critically undercapitalized. FDIC regulations also require that a capital restoration plan be filed with the FDIC within 45 days of the date a savings institution receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FDIC also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.


        At September 30, 2003, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

        The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. At September 30, 2003, the Bank had a Tier 1 leverage capital ratio of 14.8%. The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution's particular risk profile.

        FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight -- 0%, 20%, 50% or 100% -- based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%.  At September 30, 2003, the Bank's ratio of total capital to risk-weighted assets as 21.4% and the ratio of Tier 1 capital to risk weighted assets was 20.2%.  In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

        The Division requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At September 30, 2003, the Bank had a net worth of 14.9% of total assets.

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


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

        The table below sets forth the Bank's capital position relative to its FDIC capital requirements at September 30, 2003. The definitions of the terms used in the table are those provided in the capital regulations issued by the FDIC.

	At September 30, 2003
		Percent of Adjusted
	Amount	Total Assets (1)
	(Dollars in thousands)

Tier 1 (leverage) capital	$65,790	14.81%
Tier 1 (leverage) capital requirement	17,764	4.00
Excess	$48,026	10.81%

Tier 1 risk adjusted capital	$65,790	20.24%
Tier 1 risk adjusted capital requirement	13,003	4.00
Excess	$52,787	16.24%

Total risk-based capital	$69,681	21.43%
Total risk-based capital requirement	26,007	8.00
Excess	$43,674	13.43%

_______________
(1)	For the Tier 1 (leverage) capital and Washington regulatory capital calculations, percent of total average assets of $444.1 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $325.1 million.
(2)	As a Washington-chartered savings bank, the Bank is subject to the capital requirements of the FDIC and the Division. The FDIC requires state-chartered savings banks, including the Bank, to have a minimum leverage ratio of Tier 1 capital to total assets of at least 3%, provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating any significant growth, are required to maintain a ratio of 1% to 2% above the stated minimum, with an absolute total capital to risk-weighted assets of at least 8%. The Bank has not been notified by the FDIC of any leverage capital requirement specifically applicable to it.

Activities and Investments of Insured State-Financial Institutions

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

        Washington State recently enacted a new law regarding financial institution parity. Primarily, the law affords Washington-chartered commercial banks the same powers as Washington-chartered savings banks. In order for a bank


to exercise these powers, it must provide 30 days notice to the Director of Washington Division of Financial Institutions and the Director must authorize the requested activity. In addition, the law provides that Washington-chartered commercial banks may exercise any of the powers that the Federal Reserve has determined to be closely related to the business of banking and the powers of national banks, subject to the approval of the Director in certain situations. The law also provides that Washington-chartered savings banks may exercise any of the powers of Washington-chartered commercial banks, national banks and federally-chartered savings banks, subject to the approval of the Director in certain situations. Finally, the law provides additional flexibility for Washington-chartered commercial and savings banks with respect to interest rates on loans and other extensions of credit. Specifically, they may charge the maximum interest rate allowable for loans and other extensions of credit by federally-chartered financial institutions to Washington residents.

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

Federal Reserve System

        The Federal Reserve Board requires under Regulation D that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. Under Regulation D, a bank must maintain reserves against net transaction accounts in the amount of 3% on amounts of $37.3 million or less, plus 10% on amounts in excess of $37.3 million. In addition, a bank may designate and exempt $5.0 million of certain reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the Federal Reserve. The reserve requirement on non-personal time deposits with original maturities of less than 1.5 years is 0%. As of September 30, 2003, the Bank's deposit with the Federal Reserve Bank was $1.0 million.

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

Gramm-Leach-Bliley Financial Services Modernization Act of 1999

        On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLB Act") was signed into law. The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the GLB Act:

(1)	repealed the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

(2)	broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

(3)	provided an enhanced framework for protecting the privacy of consumer information; and

(4)	addressed a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

        The GLB Act also imposed certain obligations on financial institutions to develop privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect and secure customer data. These privacy provisions were implemented by regulations that were effective on November 12, 2000. Compliance with the privacy provisions was required by July 1, 2001.

The USA Patriot Act

        In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions.

        Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements:

        -    All financial institutions must establish anti-money laundering programs.

        -     Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

        -     Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign banks that do not have a physical presence in any country, and will be subject to certain record- keeping obligations with respect to correspondent accounts of foreign banks.

        -     Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.


        To date, it has not been possible to predict the impact the USA PATRIOT Act and its implementing regulations may have on the Company and the Bank.

Sarbanes-Oxley Act of 2002

        The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") was signed into law by President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

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

Acquisitions

        The BHCA prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Under the BHCA, the Federal Reserve is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. The list of activities determined by regulation to be closely related to banking within the meaning of the BHCA includes, among other things: operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

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

        On February 14, 2003,, the Company announced a plan to repurchase 360,028 shares of the Company's stock. This marked the Company's 11th stock repurchase plan. As of September 30, 2003, the Company had repurchased 112,108 shares at an average price of $21.54. As of September 30, 2003, the Company has cumulatively repurchased 2,710,671 (41.0%) of the 6,612,500 shares that were issued when the Company went public in January 1998.

Capital Requirements

        The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets.

        The Company's total risk based capital must equal 8% of risk-weighted assets and one half of the 8%, or 4%, must consist of Tier 1 (core) capital. As of September 30, 2003, the Company's total risk based capital was 24.8% of risk-weighted assets and its risk based capital of Tier 1 (core) capital was 23.6% of risk-weighted assets.

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

        The provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The previous rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has previously recorded deferred taxes equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction is determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Bank is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allowed an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years was equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

        Distributions. To the extent that the Bank makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "REGULATION OF THE BANK -- Dividends" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

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

Competition

        The Bank operates in an intensely competitive market for the attraction of deposits (its primary source of lendable funds) and in the origination of loans. Historically, its most direct competition for deposits has come from large commercial banks, thrift institutions and credit unions in its primary market area.  In times of high interest rates, the Bank experiences additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes principally from mortgage bankers, commercial banks and other thrift institutions. Such competition for deposits and the origination of loans may limit the Bank's future growth and earnings prospects.

Subsidiary Activities

        The Bank has one wholly-owned subsidiary, Timberland Service Corporation ("Timberland Service"), whose primary function is to act as the Bank's escrow department and offer non-deposit investment services.

Personnel

        As of September 30, 2003, the Bank had 177 full-time employees and 21 part-time employees. The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees is good.

Item 2. Properties

        The Bank operates 15 full-service facilities. The following table sets forth certain information regarding the Bank's offices at September 30, 2003, all of which are owned, except for the Tacoma office, and the Data Center office at 504 8th Street, which are leased.

		Approximate
Location	Year Opened	Square Footage	Deposits
			(In thousands)
Main Office:

624 Simpson Avenue	1966	7,700	$64,720
Hoquiam, Washington 98550

Branch Offices:

300 N. Boone Street	1974	3,400	29,624
Aberdeen, Washington 98520

314 Main South	1975	2,800	22,084
Montesano, Washington 98563

361 Damon Road	1977	2,100	24,598
Ocean Shores, Washington 98569

(table continued on following page) 34
		Approximate
Location	Year Opened	Square Footage	Deposits
			(In thousands)

2418 Meridian East	1980	2,400	$45,394
Edgewood, Washington 98371

202 Auburn Way South	1994	4,200	19,450
Auburn, Washington 98002

12814 Meridian East (South Hill)	1996	4,200	21,480
Puyallup, Washington 98373

1201 Marvin Road, N.E.	1997	4,400	10,167
Lacey, Washington 98516

101 Yelm Avenue W.	1999	1,800	10,979
Yelm, Washington 98597

20464 Viking Way NW	1999	3,380	8,155
Poulsbo, Washington 98370

2419 224th Street E.	1999	3,865	13,562
Spanaway, Washington 98387

801 Trosper Road SW	2001	3,300	14,037
Tumwater, Washington 98512

7805 South Hosmer Street	2001	5,000	10,951
Tacoma, Washington 98408

2401 NW Bucklin Hill Road	2005	4,000	5,942
Silverdale, Washington 98383

423 Washington Street SE	2003	3,000	6,529
Olympia, Washington 98501

Data Center:

422 6th Street	1990	2,700	--
Hoquiam, Washington 98550

504 8th Street	2003	5,400	--
Hoquiam, Washington 98550

Loan Center:

120 Lincoln Street	2003	5,000	--
Hoquiam, Washington 98550

        The Bank is scheduled to open a full-service office in Gig Harbor, Washington in March 2004.  The branch facility will be leased.


        The Bank operates 16 proprietary ATMs that are part of a nationwide cash exchange network. The Bank also began remodeling a commercial building in Hoquiam, Washington, during the fiscal year ended September 30, 2003, that will become the future location of the Bank's loan servicing department and escrow department.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2003.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock is traded on the Nasdaq National Market under the symbol "TSBK". As of September 30, 2003, there were 4,251,680 shares of common stock issued and approximately 735 shareholders of record, excluding persons or entities who hold stock in nominee or "street name" accounts with brokers. Dividend payments by the Company are dependent primarily on dividends received by the Company from the Bank. Under federal regulations, the dollar amount of dividends the Bank may pay is dependent upon its capital position and recent net income. Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the FDIC regulations. However, institutions that have converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the mutual to stock conversion.

        The following table sets forth the market price range of the Company's common stock for the years ended September 30, 2003, 2002 and 2001. This information was provided by the Nasdaq Stock Market.

	High	Low	Dividends

Fiscal 2003
First Quarter	$18.32	$16.43	$0.12
Second Quarter	19.35	18.00	0.12
Third Quarter	24.39	19.08	0.12
Fourth Quarter	24.24	22.21	0.14

Fiscal 2002
First Quarter	$15.65	$13.55	$0.11
Second Quarter	15.80	15.01	0.11
Third Quarter	17.45	14.56	0.11
Fourth Quarter	17.40	14.80	0.12

Fiscal 2001
First Quarter	$13.25	$ 11.19	$0.10
Second Quarter	14.63	12.38	0.10
Third Quarter	16.31	13.25	0.10
Fourth Quarter	16.22	13.75	0.11

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

	At September 30,
	2003	2002	2001	2000	1999
	(In thousands)
SELECTED FINANCIAL CONDITION DATA:

Total assets	$449,633	$431,054	$386,305	$368,080	$307,116
Loans receivable and loans held for sale, net	322,236	322,528	323,768	313,006	256,085
Investment securities available-for-sale	36,933	23,694	10,210	13,356	15,326
Mortgage-backed securities held to maturity	279	--	--	--	--
Mortgage-backed securities available-for-sale	17,098	17,888	19,159	11,569	13,992
FHLB Stock	5,454	5,139	4,830	4,150	2,338
Cash and due from financial institutions and
interest-bearing deposits in banks	38,098	36,073	13,439	12,002	8,126
Deposits	307,672	292,316	242,372	212,611	188,148
FHLB advances	61,605	61,759	68,978	81,137	45,084
Shareholders' equity	77,611	74,396	71,809	72,312	72,245

	Year Ended September 30,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
SELECTED OPERATING DATA:

Interest and dividend income	$27,723	$ 30,263	$ 31,692	$ 28,362	$ 23,109
Interest expense	8,946	10,890	13,924	12,427	8,363
Net interest income	18,777	19,373	17,768	15,935	14,746
Provision for loan losses	347	992	1,400	885	363
Net interest income after
provision for loan losses	18,430	18,381	16,368	15,050	14,383
Noninterest income	6,007	4,658	2,927	1,738	592
Noninterest expense	14,832	12,716	11,092	7,966	7,160
Income before income taxes	9,605	10,323	8,203	8,822	7,815
Provision for income taxes	2,966	3,432	2,741	2,925	2,597
Net income	$ 6,639	$ 6,891	$ 5,462	$ 5,897	$ 5,218

Earnings per common share:
Basic	$ 1.74	$ 1.76	$ 1.30	$ 1.31	$ 1.03
Diluted	$ 1.66	$ 1.71	$ 1.28	$ 1.31	$ 1.03
Dividends per share	$ 0.50	$ 0.45	$ 0.41	$ 0.35	$ 0.27
Dividend payout ratio	28.74%	25.57%	31.54%	26.72%	26.21%

	At September 30,
	2003	2002	2001	2000	1999
OTHER DATA:

Number of real estate loans outstanding	3,522	2,911	3,041	3,000	2,797
Deposit accounts	45,671	36,896	30,893	24,195	22,527
Full-service offices	15	13	13	11	9


	At or For the Year Ended September 30,
	2003	2002	2001	2000	1999

KEY FINANCIAL RATIOS:

Performance Ratios:
Return on average assets (1)	1.52%	1.73%	1.47%	1.75%	1.89%
Return on average equity (2)	8.67	9.42	7.53	8.27	6.95
Interest rate spread (3)	4.11	4.34	3.95	3.85	4.25
Net interest margin (4)	4.61	5.08	4.99	4.95	5.56
Average interest-earning assets to average
interest-bearing liabilities	122.74	125.73	126.58	128.55	141.50
Noninterest expense as a percent of
average total assets	3.39	3.19	2.99	2.37	2.60
Efficiency ratio (5)	59.85	52.91	53.60	45.07	46.68
Book value per share (6)	$18.25	$17.14	$15.71	$15.09	$13.85
Book value per share (7)	19.77	18.69	17.20	16.58	15.21

Asset Quality Ratios:
Nonaccrual and 90 days or more past due loans
as a percent of loans receivable, net (8)	1.19%	1.15%	1.25%	1.14%	1.56%
Nonperforming assets as a
percent of total assets	1.15	1.03	1.32	1.52	1.60
Allowance for loan losses as a percent of total
loans receivable, net (8)	1.19	1.11	0.93	0.84	0.80
Allowance for losses as a percent
of nonperforming loans	99.90	97.03	74.55	73.09	50.92
Net charge-offs to average outstanding loans	0.03	0.13	0.31	0.01	--
Capital Ratios:
Total equity-to-assets ratio	17.26	17.26	18.59	19.65	23.52
Average equity to average assets (9)	17.49	18.37	19.52	21.19	27.25
__________________
(1)	Net income divided by average total assets.
(2)	Net income divided by average total equity.
(3)	Difference between weighted average yield on interest-earning assets and weighted average interest-bearing liabilities.
(4)	Net interest income (before provision for loan losses) as a percentage of average interest-earning assets.
(5)	Other expenses (excluding federal income tax expense) divided by the sum of net interest income and noninterest income.
(6)	Calculation includes ESOP shares not committed to be released.
(7)	Calculation excludes ESOP shares not committed to be released.
(8)	Loans receivable includes loans held for sale and is not net of allowance for loan losses.
(9)	Average total equity divided by average total assets.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

        Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto included in Item 8 of this report.

        Certain matters in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements due to a wide range of factors including, but not limited to, the general business environment, the direction of future interest rates, competitive conditions between banks and non-bank financial services providers, regulatory changes, labor market competitiveness, and other risks detailed in the Company's reports filed with the Securities and Exchange Commission.

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

        Diversify Primary Market Area by Expanding Branch Office Network. In an effort to lessen its dependence on the Grays Harbor County market whose economy has historically been tied to the timber and fishing industries, the Bank has opened branch offices in Pierce, King, Thurston and Kitsap Counties. Thurston, Pierce, King and Kitsap Counties contain the Olympia, Bremerton, and Seattle-Tacoma metropolitan areas and their economies are more diversified with the presence of government, aerospace and computer technology industries.

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

        Emphasize the Origination of Commercial Real Estate and Commercial Business Loans. The Bank established a business banking division in 1998 for the purpose of increasing the Bank's origination of commercial real estate and


commercial business loans. Originally, three lenders were hired to staff the division. Currently, six lenders are active in the origination of commercial loans.

        Increase the Consumer Loan Portfolio. In 2001 the Bank hired a consumer loan specialist to increase the origination of consumer loans. The consumer loans generated since that time have been secured primarily by real estate. The Bank expects to continue expanding its portfolio of consumer loans.

        Pursue Low Cost Core Deposits and Deposit Related Fee Income.  The Bank has placed an emphasis on attracting commercial and personal checking accounts.  These transactional accounts typically provide a lower cost of funding than certificates of deposit accounts and generate non-interest fee income.  The Bank implemented a checking account acquisition program in 2000 in increase these transactional accounts.

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

        Sharp increases or decreases in interest rates may adversely affect the Bank's earnings. However, based on a rate shock analysis prepared by the FHLB of Seattle, an increase in interest rates of up to 300 basis points would increase the Bank's projected net interest income, primarily because a larger portion of the Bank's interest rate sensitive assets than interest rate sensitive liabilities would reprice within a one year period. Similarly, further decreases in interest rates would negatively affect net interest income, as repricing would have the opposite effect. Management has sought to sustain the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Bank actively originates adjustable rate loans for retention in its loan portfolio. Fixed-rate mortgage loans generally are originated for the immediate or future resale in the secondary mortgage market. At September 30, 2003, adjustable rate mortgage loans and adjustable rate mortgage-backed securities constituted $208.9 million or 60.50%, of the Bank's total combined mortgage loan and mortgage-backed securities portfolio. Although the Bank has sought to originate ARM loans, the ability to originate such loans depends to a great extent on market interest


rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer to obtain fixed rate loans.

        Consumer loans and construction and land development loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Bank's exposure to fluctuations in interest rates. At September 30, 2003, the construction and land development, and consumer loan portfolios amounted to $94.1 million and $28.0 million, or 25.9% and 7.7% of total loans receivable (including loans held for sale), respectively.

        Quantitative Aspects of Market Risk. Management of the Bank monitors the Bank's interest rate sensitivity through the use of a model provided for the Bank by the FHLB of Seattle. The model estimates the changes in NPV (net portfolio value) and net interest income in response to a range of assumed changes in market interest rates. The model first estimates the level of the Bank's NPV (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment. In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates. The model then recalculates the Bank's NPV under different interest rate scenarios. The change in NPV under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk. The following table is provided by the FHLB of Seattle based on data at September 30, 2003.

Projected	Net Interest Income			Current Market Value
Interest Rate	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Scenario	Value	from Base	from Base	Value	from Base	from Base
	(Dollars in thousands)

+300	$18,769	$ 1,804	10.63%	$64,199	$ 2,650	4.31%
+200	18,349	1,384	8.16	64,511	2,962	4.81
+100	17,791	827	4.87	63,876	2,327	3.78
BASE	16,965	--	--	61,549	--	--
-100	15,949	(1,016)	(5.99)	58,990	(2,558)	(4.16)
-200	14,483	(2,482)	(14.63)	58,207	(3,342)	(5.43)
-300	12,817	(4,147)	(24.45)	54,087	(7,462)	(12.12)

        Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit decay, and should not be relied upon as indicative of actual results. Furthermore, the computations do not reflect any actions management may undertake in response to changes in interest rates.

        In the event of a 200 basis point decrease in interest rates, the Bank would be expected to experience a 5.4% decrease in NPV and a 14.6% decrease in net interest income. In the event of a 200 basis point increase in interest rates, a 4.8% increase in NPV and an 8.2% increase in net interest income would be expected. Based upon the modeling described above, the Bank's asset and liability structure generally results in decreases in NPV and decreases in net interest income in a declining interest rate scenario. This structure also generally results in increases in NPV and increases in net interest income in a rising interest rate environment.

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


Comparison of Financial Condition at September 30, 2003 and 2002

        Total Assets: Total assets increased $18.5 million to $449.6 million at September 30, 2003 from $431.1 million at September 30, 2002. This change is reflected primarily in a $16.7 million increase in investments and interest bearing deposits in banks and a $1.8 million increase in premises and equipment.

        Premises and Equipment:  Premises and equipment increased $1.8 million to $13.4 million at September 30, 2003 from $11.7 million at September 30, 2002.  The increase is primarily related to the opening of two new branches (Silverdale and Olympia), the opening of a new facility to house the Bank's loan servicing department and escrow department, and the purchase of equipment in conjunction with the Bank's technology improvement initiatives.

        Cash and Due from Financial Institutions: Cash and due from financial institutions and interest-bearing deposit balances in banks increased to $38.1 million at September 30, 2003 from $36.1 million at September 30, 2002. The increase is primarily due to investing the proceeds from increased customer deposits.

        Investments, Mortgage-backed Securities and FHLB Stock: Investments, mortgage-backed securities and FHLB Stock increased $13.0 million to $59.8 million at September 30, 2003 from $46.7 million at September 30, 2002 as proceeds from increased customer deposits were invested. For additional details on investments and mortgage-backed securities, see Note 3 to the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

        Loans Receivable and Loans Held for Sale, net of allowance for loan losses: Net loans receivable, including loans held-for-sale, decreased slightly to $322.2 million at September 30, 2003 from $322.5 at September 30, 2002. The composition of the portfolio continued to migrate away from the Bank's historical dependence on one-to-four family mortgage loans as the percentage of one-to-four family mortgage loans decreased to 26.2% at September 30, 2003 from 31.3% at September 30, 2002. The lower levels of one-to-four family mortgage loans were partially offset by increased levels of construction loans, commercial real estate loans, and consumer loans. During the year one-to-four family mortgage loans decreased by $17.8 million and multi-family mortgage loans decreased by $5.9 million. However, net construction loans increased by $11.5 million, commercial mortgage loans increased by $5.3 million, and consumer loans increased by $6.2 million. Loan volume was very strong during the year ended September 30, 2003 as the Bank originated loans of $255.5 million and sold $108.8 million in fixed rate one-to-four family mortgage loans. Management elected to sell a majority of the fixed rate residential loans originated rather than adding them to the Bank's portfolio due to the low interest-rate environment.

        Real Estate Owned: Real estate owned ("REO") and other repossessed assets increased $578,000 to $1.3 million at September 30, 2003 from $680,000 at September 30, 2002. The balance increased as nine properties totaling $1.0 million were added to REO status and seven properties totaling $422,000 were sold during the year. For additional information, see "Item 1, Business - Lending Activities - Nonperforming Assets" and Note 7 to the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

        Deposits: Deposits increased by $15.4 million to $307.7 million at September 30, 2003 from $292.3 million at September 30, 2002, primarily due to a $15.4 million increase in the Bank's N.O.W. checking accounts, a $9.2 million increase in passbook savings accounts, and a $5.5 million increase in non-interest bearing accounts. These increases were partially offset by an $8.4 million decrease in money market accounts and a $6.4 million decrease in certificate of deposit accounts. The Bank chose not to compete for high-rate time deposits, electing instead to focus on attracting transaction accounts that typically provide more of a core deposit relationship with customers.

        Borrowings: Borrowings decreased $154,000 to $61.6 million at September 30, 2003 from $61.8 million at September 30, 2002 due to scheduled amortization payments on FHLB advances.

        Shareholders' Equity: Total shareholders' equity increased by $3.2 million to $77.6 million at September 30, 2003 from $74.4 million at September 30, 2002. The components of shareholders' equity were primarily affected by net income of $6.64 million, the repurchase of 188,367 shares of the Company's stock for $3.85 million and the payment


of $2.15 million in dividends to shareholders. Also affecting shareholders' equity was a $1.50 million increase to additional paid in capital from the exercise of stock options, a $364,000 decrease in accumulated other comprehensive income, and decreases of $644,000 and $528,000 in the equity components related to unearned shares issued to the Management Recognition and Development Plan and Employee Stock Ownership Plans, respectively, as more shares vested under the MRDP and were released under the ESOP.

        On February 14, 2003 the Company announced a plan to repurchase 380,028 shares of the Company's stock. This marked the Company's eleventh stock repurchase plan. As of September 30, 2003, the Company had purchased 112,108 of these shares and cumulatively had repurchased 2,710,671 (41.0%) of the 6,612,500 shares that were issued when the Company went public in January 1998.

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

        Bank owned life insurance ("BOLI"): The Bank purchased $10.0 million of BOLI during the September 30, 2002 quarter to cover certain officers of the Bank and the Company. The annual increases in the cash surrender value of the insurance policies are reported as tax-exempt non-interest income under the current provisions of the IRS code. The Bank anticipates that the tax-equivalent yield on this asset will be greater than alternative investments and will help the Bank offset the cost of its employee benefit plans.

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

        Deposits: Deposits increased by 20.6% to $292.3 million at September 30, 2002 from $242.4 million at September 30, 2001, primarily due to a $20.6 million increase in the Bank's money market accounts, an $11.6 million increase in N.O.W. checking accounts, a $6.1 million increase in passbook savings accounts and a $6.6 million increase


in non-interest bearing accounts. Management attributes the deposit growth to its targeted marketing program and to consumer uncertainty regarding alternative investment options.

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

        On May 10, 2002 the Company announced a plan to repurchase 193,659 shares of the Company's stock. This marked the Company's tenth 5% stock repurchase plan. As of September 30, 2002, the Company had purchased 117,400 of these shares and cumulatively had repurchased 2,522,304 (38.1%) of the 6,612,500 shares that were issued when the Company went public in January 1998.

Comparison of Operating Results for Years Ended September 30, 2003 and 2002

        Net Income: Net income for the year ended September 30, 2003 was $6.64 million, or $1.66 per diluted share ($1.74 per basic share) compared to $6.89 million, or $1.71 per diluted share ($1.76 per basic share) for the year ended September 30, 2002. The lower earnings for the current year were primarily a result of increased non-interest expenses related to technology improvements, higher employee costs resulting from a larger employee base, and higher premises and equipment expenses due to additional branches and remodeling costs. The increased expenses were, however, partially offset by higher non-interest income, largely related to mortgage loan sales and earnings on bank owned life insurance.

        During the year a number of technology enhancements were implemented to provide additional opportunities to serve and expand the Bank's customer base. The Bank converted to the Kirchman Bankway core processing system from its in-house supported system, and changed its Internet banking system, its loan platform system and its ATM service provider. The technology related conversion expenses totaled $586,000 ($387,000 net of income tax) and reduced earnings by $0.10 per diluted share.  The majority of the Company's planned technology related conversion expenses occurred during the year ended September 30, 2003.  However, the Company does anticipate additional conversion expenses related to employee overtime, additional equipment upgrades, and continued training to occur during the quarters ended December 31, 2003 and March 31, 2004 as additional aspects of the technology upgrades are fully implemented.  While the technology upgrades reduced profitability in the short term, the Company believes the investment will be beneficial to its customers and ultimately to its long-term investors.

        Net Interest Income: Net interest income decreased $596,000 to $18.78 million for the year ended September 30, 2003 from $19.37 million for the year ended September 30, 2002. Total interest income decreased $2.54 million to $27.72 million for the year ended September 30, 2003 from $30.26 million for the year ended September 30, 2002, primarily due to a reduction in average yields on earning assets. The yield on earning assets was 6.80% for the year ended September 30, 2003 compared to 7.93% for the year ended September 30, 2002. In addition to overall lower market rates, the yield on earning assets was also reduced by a change in the composition of total earning assets. In 2002, loans, the Company's highest yielding class of assets, comprised 84.9% of average earning assets. In 2003, loans comprised 78.4% of average earning assets. This change was largely influenced by the decision to sell many of the loans originated during this low interest rate cycle. That had the effect of increasing the gain on loans sold, at the expense of interest income. The impact of lower average yields was, however, partially offset by increased levels of average earning assets. Total interest expense decreased $1.94 million to $8.95 million for the year ended September 30, 2003 from $10.89 million for the year ended September 30, 2002. The average cost of funds for each of the Bank's deposit account


types for the current period was lower than a year ago. The overall cost of funds decreased to 2.69% for the year ended September 30, 2003 from 3.59% for the year ended September 30, 2002. As a result of these changes, the net interest margin decreased to 4.61% for the year ended September 30, 2003 from 5.08% for the year ended September 30, 2002.

        Provision for Loan Losses: The provision for loan losses decreased $645,000 to $347,000 for the year ended September 30, 2003 from $992,000 for the year ended September 30, 2002. The provision for loan losses was lower in 2002 primarily because the Bank experienced a lower level of net charge-offs in 2003. For the years ended September 30, 2003 and 2002, net charge-offs were $86,000 and $412,000, respectively.

        The Bank has established a systematic methodology for determining the provision for loan losses. On a quarterly basis the Bank performs an analysis taking into consideration historic loss experience for various loan segments, changes in economic conditions, delinquency rates, and other factors to determine the level of allowance for loan losses needed. The allowance for loan losses had a net increase of $261,000 to $3.89 million at September 30, 2003 from $3.63 million at September 30, 2002. The increased level of allowance for loan losses was primarily due to an increased level of loans classified as substandard and changes in the composition of the loan portfolio. The level of loans classified as substandard increased the level of allowance for loan losses deemed necessary by the analysis as the aggregate amount of substandard loans increased $1.1 million to $9.1 million at September 30, 2003 from $8.0 million at September 30, 2002. Also contributing to the higher allowance for loan loss level were changes in the composition of the loan portfolio. The combined percentage of construction and commercial real estate loans in the portfolio increased to 54.2% at September 30, 2003 from 49.2% at September 30, 2002, while the percentage of one-to-four family mortgage loans declined to 26.2% at September 30, 2003 from 31.3% at September 30, 2002. Construction lending and commercial real estate lending typically involve a greater degree of risk than one-to-four family residential mortgage lending and therefore construction loans and commercial real estate loans have been assigned a loss factor that is greater than the loss factor assigned to one-to-four family residential mortgage loans.

        Estimated loss factors used in the allowance for loan loss analysis are established based in part on historic charge-off data by loan category and economic conditions. Based on the trends in historical charge-off analysis, the loss factors used in the allowance for loan loss analysis for credit cards were increased during the year ended September 30, 2003 and the loss factors for commercial business loans were decreased.

        Based on the systematic methodology, management deemed the allowance for loan losses of $3.89 million at September 30, 2003 (1.19% of loans receivable and 99.9% of non-performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date. For additional information, see "Item 1, Business - Lending Activities - Allowance for Loan Losses" included herein.

        Non-interest Income: For the year ended September 30, 2003 non-interest income increased $1.35 million to $6.01 million from $4.66 million for the year ended September 30, 2002. This increase is primarily due to a $494,000 increase in BOLI income, a $475,000 increase in gain on sale of loans, a $150,000 increase in security sale gains, and a $147,000 increase in service charges on deposits. The increased BOLI income is a result of having a full year's earnings on the BOLI investment that was made in September 2002. The increased loan sale gains are primarily the result of a larger volume of mortgage banking activity due to the strong refinance demand, which was prompted by a decline in interest rates to historically low levels.  The Bank sold $108.8 million in fixed rate one-to-four family mortgages during the year ended September 30, 2003 compared to $70.2 million for the previous year.

        Non-interest Expense: For the year ended September 30, 2003 non-interest expense increased by $2.12 million to $14.83 million from $12.72 million for the year ended September 30, 2002. The increase is primarily a result of increased employee expenses, increased premises, and equipment expenses and technology enhancement expenses.

        During the year, the Company converted to the Kirchman Bankway core processing system from its in-house supported system, and changed its Internet banking system, its loan platform system and its ATM service provider. The technology enhancements were undertaken to provide additional opportunities to serve and expand the Bank's customer base. The technology-related conversion expenses totaled $586,000 for the year ended September 30, 2003 and are reflected in the income statement under other non-interest expenses ($290,000), premises and equipment expenses


($210,000) and salaries and employee benefit expenses ($86,000). While the technology upgrades reduced profitability in the short term, the Company believes the investment will be beneficial to its customers and ultimately to its long-term investors.

        Salary and benefit expenses increased primarily due to a larger employee base as the Bank opened two new branches during the year and increased staffing levels in several other departments. The number of full time equivalent employees increased during the year to 186 at September 30, 2003 from 159 at September 30, 2002. Premises and equipment expense increased during the year primarily due to the additional branches opened, expenses associated with remodeling the Bank's loan center, and the technology related expenses previously discussed.

        As a result of the increased non-interest expenses, the Company's efficiency ratio increased to 59.85% for the year ended September 30, 2003 from 52.91% for the year ended September 30, 2002.

        Provision for Income Taxes: The provision for income taxes decreased to $3.0 million for the year ended September 30, 2003 from $3.4 million for the year ended September 30, 2002 primarily as a result of lower income before taxes and an increased level of tax-exempt income. The effective tax rate was 30.9% for the year ended September 30, 2003 and 33.2% for September 30, 2002. The lower effective rate was primarily a result of the increased level of tax-exempt income from the bank owned life insurance program that was implemented in September 2002.

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


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

        Based on the systematic methodology management deemed the allowance for loan losses of $3.63 million at September 30, 2002 (1.11% of loans receivable and 97.0 % of non-performing loans) adequate to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio at that date. For additional information, see "Item 1, Business -- Lending Activities - Allowance for Loan Losses" included herein.

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

Nonperforming Assets

        Information with respect to the Bank's nonperforming assets at September 30, 2003 and September 30, 2002 is contained in "Item 1, Business -- Lending Activities -- Nonperforming Assets and Delinquencies."

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

	Year Ended September 30,
	2003			2002			2001
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
				(Dollars in thousands)

Interest-earning assets:
Loans receivable (1)(2)	$319,583	$25,391	7.95%	$323,820	$27,764	8.57%	$323,889	$29,777	9.19%
Mortgage-backed and
investment securities	16,282	873	5.36	23,287	1,416	6.08	15,735	962	6.11
FHLB stock and equity securities	36,489	1,064	2.92	20,417	848	4.15	13,058	791	6.06
Interest-bearing deposits	35,102	395	1.13	13,960	235	1.68	3,400	162	4.76
Total interest-earning assets	407,456	27,723	6.80	381,484	30,263	7.93	356,082	31,692	8.90
Non-interest-earning assets	30,353			16,859			15,421

Total assets	$437,809			$398,343			$371,503

Interest-bearing liabilities:
Passbook accounts	$47,411	570	1.20	$37,311	727	1.95	$ 28,956	728	2.51
Money market accounts	43,637	704	1.61	38,020	1,101	2.90	22,875	921	4.03
NOW accounts	45,999	335	0.73	34,654	410	1.18	25,436	447	1.76
Certificates of deposit	133,218	3,961	2.97	130,110	5,278	4.06	128,174	7,395	5.77
FHLB advances-other
borrowed money	61,715	3,376	5.47	63,315	3,374	5.33	75,867	4,433	5.84
Total interest bearing liabilities	331,980	8,946	2.69	303,410	10,890	3.59	281,308	13,924	4.95
Non-interest bearing liabilities	29,272			21,764			17,683
Total liabilities	361,252			325,174			298,991

Shareholders' equity	76,557			73,169			72,512
Total liabilities and
shareholders' equity	$437,809			$398,343			$371,503

Net interest income		$18,777			$19,373			$17,768
Interest rate spread.			4.11%			4.34%			3.95%
Net interest margin (3)			4.61%			5.08%			4.99%
Ratio of interest-earning assets to
average interest-bearing liabilities			122.74%			125.73%			126.58%
_________________
(1)	Does not include interest on loans 90 days or more past due. Includes loans originated for sale. Amortized net deferred loan fees (2003, $2,140; 2002, $1,930; and 2001, $1,956) are included with interest and dividends.
(2)	Average balance includes nonaccrual loans.
(3)	Net interest income divided by total interest earning assets.

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

	Year Ended September 30,			Year Ended September 30,
	2003 Compared to Year			2002 Compared to Year
	Ended September 30, 2002			Ended September 30, 2001
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
			Net			Net
	Rate	Volume	Change	Rate	Volume	Change
			(In thousands)

Interest-earning assets:
Loans receivable (1)	$(2,014)	$(359)	$(2,373)	$(2,007)	$ (6)	$(2,013)
Investments and mortgage-
backed securities	(200)	(343)	(543)	(5)	459	454
FHLB stock and equity securities	(307)	523	216	(299)	356	57
Interest-bearing deposits	(99)	259	160	(161)	234	73
Total net change in income
on interest-earning assets	(2,620)	80	(2,540)	(2,472)	1,043	(1,429)

Interest-bearing liabilities:
Passbook accounts	(324)	167	(157)	(185)	184	(1)
NOW accounts	(185)	110	(75)	(171)	134	(37)
Money market accounts	(542)	145	(397)	(310)	490	180
Certificate accounts	(1,440)	123	(1,317)	(2,227)	110	(2,117)
FHLB advances and other
borrowed money	41	(39)	2	(368)	(691)	(1,059)
Total net change in expense
on interest-bearing liabilities	(2,450)	506	(1,944)	(3,261)	227	(3,034)
Net change in net interest income	$ (170)	$(426)	$ (596)	$ 789	$816	$1,605
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

        The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2003, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 32.03%. At September 30, 2003, the Bank also maintained


an uncommitted credit facility with the FHLB of Seattle that provided for immediately available advances up to an aggregate equal to 35% of total assets, under which $61.6 million was outstanding.

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

        The Bank's primary investing activity is the origination of one- to- four family mortgage loans and construction and land development loans. During the years ended September 30, 2003, 2002, and 2001, the Bank originated $115.0 million, $83.1 million and $47.5 million of one- to- four family mortgage loans and $90.5 million, $52.6 million and $80.1 million of construction and land development loans, respectively. At September 30, 2003, the Bank had mortgage loan commitments totaling $37.4 million, standby letters of credit totaling $75,000, and undisbursed loans in process totaling $34.8 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2003 totaled $99.2 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

        The Bank's liquidity is also impacted by the volume of loans sold and loan principal payments. During the years ended September 30, 2003, 2002, and 2001, the Bank sold $108.8 million, $70.2 million and $27.6 million in fixed rate one- to- four family mortgage loans. The increased loans sales were due in large part to the refinancing cycle brought on by decreasing interest rates. During the years ended September 30, 2003, 2002, and 2001, the Bank received $145.7 million, $136.7 million and $96.1 million in principal repayments.

        The Bank's liquidity has been impacted by increases in deposit levels. During the years ended September 30, 2003, 2002, and 2001, deposits increased by $15.4 million, $49.9 million, and $29.8 million.

        Investment securities and interest bearing deposits increased to $83.8 million at September 30, 2003 from $67.1 million at September 30, 2002.

        Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At September 30, 2003, the Bank was in compliance with all applicable capital requirements. For additional details see the regulatory capital table in Note 18 to the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data" and "Item 1, Business -- Regulation of the Bank -- Capital Requirements."

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

Item 8. Financial Statements and Supplementary Data

TIMBERLAND BANCORP, INC. AND SUBSIDIARY

Index to Consolidated Financial Statements

Page

Independent Auditors' Report	52
Consolidated Balance Sheets as of September 30, 2003 and 2002	53
Consolidated Statements of Income For the Years Ended
September 30, 2003, 2002, and 2001	54
Consolidated Statements of Shareholders' Equity For the
Years Ended September 30, 2003, 2002 and 2001	55
Consolidated Statements of Cash Flows For the Years Ended
September 30, 2003, 2002 and 2001	56
Consolidated Statements of Comprehensive Income For the
Years Ended September 30, 2003, 2002 and 2001	58
Notes to Consolidated Financial Statements	59


McGladrey & Pullen
Certified Public Accountants

Independent Auditor's Report

The Board of Directors
Timberland Bancorp, Inc.
Hoquiam, Washington

We have audited the accompanying consolidated balance sheets of Timberland Bancorp, Inc. and Subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of income, shareholders' equity, cash flows and comprehensive income for each of the three years in the period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Timberland Bancorp, Inc. and Subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/McGladrey & Pullen, LLP
Tacoma, Washington
November 12, 2003


Consolidated Balance Sheets

(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2003 and 2002

	2003	2002
Assets
Cash and due from financial institutions	$ 8,587	$ 10,580
Interest bearing deposits in banks	29,511	25,493
Investments and mortgage-backed securities - held to maturity (market value $279)	279	- -
Investments and mortgage-backed securities - available for sale	54,031	41,582
Federal Home Loan Bank stock (at cost)	5,454	5,139

Loans receivable, net of allowance for loan losses of $3,891 and $3,630, respectively	321,235	319,367
Loans held for sale	1,001	3,161
	322,236	322,528
Premises and equipment	13,429	11,664
Real estate owned and other repossessed items	1,258	680
Accrued interest receivable	1,687	1,604
Bank owned life insurance (BOLI)	10,566	10,036
Other assets	2,595	1,748

Total assets	$ 449,633	$ 431,054

Liabilities and Shareholders' Equity

Liabilities
Deposits:
Demand, noninterest bearing	$ 29,133	$ 23,585
Interest bearing	278,539	268,731
Total deposits	307,672	292,316

Federal Home Loan Bank advances	61,605	61,759
Other liabilities and accrued expenses	2,745	2,583

Total liabilities	372,022	356,658

Shareholders' Equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	- -	- -
Common stock, $0.01 par value; 50,000,000 shares authorized; 2003 - 4,251,680 shares issued, 3,843,493 shares outstanding; 2002 - 4,340,976 shares issued, 3,856,536 shares outstanding; (unallocated ESOP shares and unvested MRDP shares are not considered outstanding)	43	43
Additional paid-in capital	33,775	35,857
Unearned shares issued to employee stock ownership trust	(4,891)	(5,419)
Unearned shares issued to management recognition and development plan	(1,182)	(1,826)
Retained earnings	49,699	45,210
Accumulated other comprehensive income	167	531
Total shareholders' equity	77,611	74,396

Total liabilities and shareholders' equity	$ 449,633	$ 431,054

See notes to consolidated financial statements.


Consolidated Statements of Income

(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2003, 2002 and 2001

	2003	2002	2001
Interest and Dividend Income
Loans receivable	$ 25,391	$ 27,764	$ 29,777
Investments and mortgage-backed securities	873	1,416	962
Dividends from investments	1,064	848	791
Interest bearing deposits in banks	395	235	162
Total interest and dividend income	27,723	30,263	31,692

Interest Expense
Deposits	5,570	7,516	9,491
Federal Home Loan Bank advances	3,376	3,374	4,433
Total interest expense	8,946	10,890	13,924

Net interest income	18,777	19,373	17,768

Provision for Loan Losses	347	992	1,400

Net interest income after provision for loan losses	18,430	18,381	16,368

Non-Interest Income
Service charges on deposits	2,009	1,862	1,040
Gain on sale of loans, net	1,451	976	367
Market value adjustment on loans held for sale	- -	- -	175
Gain (loss) on sale of securities available for sale, net	135	(15)	205
BOLI net earnings	530	36	- -
Escrow fees	267	261	205
Servicing income on loans sold	183	326	152
ATM transaction fees	723	632	379
Other	709	580	404
Total non-interest income	6,007	4,658	2,927

Non-Interest Expense
Salaries and employee benefits	8,301	6,987	6,042
Premises and equipment	1,799	1,380	1,208
Advertising	730	777	950
Real estate owned	164	114	481
ATM expenses	564	510	271
Postage	354	294	296
Other	2,920	2,654	1,844
Total non-interest expense	14,832	12,716	11,092

Income before federal income taxes	9,605	10,323	8,203

Federal Income Taxes	2,966	3,432	2,741

Net income	$ 6,639	$ 6,891	$ 5,462

Earnings Per Common Share
Basic	$1.74	$1.76	$1.30
Diluted	1.66	1.71	1.28

See notes to consolidated financial statements.


Consolidated Statements of Shareholders' Equity

(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2003, 2002 and 2001

	Common Shares	Stock Amount	Additional Paid-in Capital	Unearned Shares Issued to Employee Stock Ownership Trust	Unearned Shares Issued to Management Recognition and Develop- ment Plan	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total
Balance, September 30, 2000	4,361,279	$48	$42,250	($6,477)	$ - -	$36,795	($304)	$72,312

Net income	- -	- -	- -	- -	- -	5,462	- -	5,462
Issuance of MRDP shares	- -	2	3,222	- -	(3,224)	- -	- -	- -
Repurchase of common stock	(428,827)	(4)	(5,914)	- -	- -	- -	- -	(5,918)
Exercise of stock options	1,600	- -	19	- -	- -	- -	- -	19
Cash dividends ($.41 per share)	- -	- -	- -	- -	- -	(1,925)	- -	(1,925)
Earned ESOP shares	35,266	- -	(26)	529	- -	- -	- -	503
Earned MRDP shares	40,985	- -	23	- -	753	- -	- -	776
Change in fair value of securities available for sale, net of tax	- -	- -	- -	- -	- -	- -	580	580

Balance, September 30, 2001	4,010,303	46	39,574	(5,948)	(2,471)	40,332	276	71,809

Net income	- -	- -	- -	- -	- -	6,891	- -	6,891
Repurchase of common stock	(274,272)	(3)	(4,411)	- -	- -	- -	- -	(4,414)
Exercise of stock options	44,253	- -	588	- -	- -	- -	- -	588
Cash dividends ($.45 per share)	- -	- -	- -	- -	- -	(2,013)	- -	(2,013)
Earned ESOP shares	35,267	- -	27	529	- -	- -	- -	556
Earned MRDP shares	40,985	- -	79	- -	645	- -	- -	724
Change in fair value of securities available for sale, net of tax	- -	- -	- -	- -	- -	- -	255	255

Balance, September 30, 2002	3,856,536	43	35,857	(5,419)	(1,826)	45,210	531	74,396

Net income	- -	- -	- -	- -	- -	6,639	- -	6,639
Repurchase of common stock	(188,367)	(1)	(3,851)	- -	- -	- -	- -	(3,852)
Exercise of stock options	99,071	1	1,490	- -	- -	- -	- -	1,491
Cash dividends ($.50 per share)	- -	- -	- -	- -	- -	(2,150)	- -	(2,150)
Earned ESOP shares	35,267	- -	120	528	- -	- -	- -	648
Earned MRDP shares	40,986	- -	159	- -	644	- -	- -	803
Change in fair value of securities available for sale, net of tax	- -	- -	- -	- -	- -	- -	(364)	(364)

Balance, September 30, 2003	3,843,493	$43	$33,775	($4,891)	($1,182)	$49,699	$167	$77,611

See notes to consolidated financial statements.


Consolidated Statements of Cash Flows

(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2003, 2002 and 2001

	2003	2002	2001
Cash Flows from Operating Activities
Net income	$ 6,639	$ 6,891	$ 5,462
Noncash revenues, expenses, gains and losses included in net income:
Depreciation	697	633	527
Deferred federal income taxes	42	(171)	(207)
Earned ESOP shares	648	556	503
Earned MRDP Shares	693	713	770
Federal Home Loan Bank stock dividends	(315)	(309)	(310)
Market value adjustment on loans held for sale	- -	- -	(175)
(Gain) loss on sale of real estate owned, net	(1)	61	21
(Gain) loss on sale of securities available for sale	(135)	15	(205)
Gain on sale of loans	(1,451)	(976)	(367)
Provision for loan and real estate owned losses	431	1,114	1,756
Loans originated for sale	(106,652)	(67,531)	(29,027)
Proceeds from loans held for sale	110,263	71,141	27,964
BOLI net earnings	(530)	(36)	- -
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	(583)	(986)	1,173
Net cash provided by operating activities	9,746	11,115	7,885

Cash Flows from Investing Activities
Net increase in interest-bearing deposits in banks	(4,018)	(22,071)	(313)
Activity in securities held to maturity:
Maturities and prepayments	234	- -	- -
Purchases	(519)	- -	- -
Activity in securities available for sale:
Sales	2,064	12,293	12,334
Maturities and prepayments	8,595	5,326	10,549
Purchases	(23,560)	(17,200)	(14,720)
Increase in loans receivable, net	(3,160)	(14,879)	(23,653)
Additions to premises and equipment	(2,462)	(1,641)	(2,573)
Additions to real estate owned	(29)	(63)	(198)
Proceeds from sale of real estate owned	425	797	2,035
Purchase of BOLI	- -	(10,000)	- -
Net cash used in investing activities	(22,430)	(47,438)	(16,539)

(continued)

See notes to consolidated financial statements.


Consolidated Statements of Cash Flows

(concluded)  (Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2003, 2002 and 2001

	2003	2002	2001
Cash Flows from Financing Activities
Increase in deposits	$ 15,356	$ 49,944	$ 29,761
Repayment of Federal Home Loan Bank advances	(154)	(16,119)	(227,859)
Proceeds from Federal Home Loan Bank advances	- -	8,900	215,700
Proceeds from exercise of stock options	1,491	588	19
Repurchase of common stock	(3,852)	(4,414)	(5,918)
Payment of dividends	(2,150)	(2,013)	(1,925)
Net cash provided by financing activities	10,691	36,886	9,778

Net increase (decrease) in cash	(1,993)	563	1,124

Cash and Due from Financial Institutions
Beginning of year	10,580	10,017	8,893

End of year	$ 8,587	$ 10,580	$ 10,017

Supplemental Disclosures of Cash Flow Information
Income taxes paid	$ 2,790	$ 3,700	$ 2,260
Interest paid	9,011	11,073	14,024

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Market value adjustment of securities held for sale, net of tax	$ (364)	$ 255	$ 580
Loans transferred to real estate owned	1,157	689	1,254
Shares issued to management recognition and development plan	- -	- -	3,224
Investment securities acquired in loan securitization	- -	12,227	11,926
Financed sale of real estate owned	- -	256	- -

See notes to consolidated financial statements.


Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2003, 2002 and 2001

	2003	2002	2001
Comprehensive Income
Net income	$ 6,639	$ 6,891	$ 5,462
Change in fair value of securities available for sale, net of tax	(364)	255	580

Total comprehensive income	$ 6,275	$ 7,146	$ 6,042

See notes to consolidated financial statements.


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Timberland Bancorp, Inc. (the Company); its wholly owned subsidiary, Timberland Bank (the Bank); and the Bank's wholly owned subsidiary, Timberland Service Corp. All significant intercompany transactions and balances have been eliminated.

Nature of Operations

The Company is a holding company which operates primarily through its subsidiary, the Bank. The Bank was established in 1915 and, through its fifteen branches located in Grays Harbor, Pierce, Thurston, Kitsap and King Counties in Washington State, attracts deposits from the general public, and uses those funds, along with other borrowings, to provide primarily real estate loans to borrowers in western Washington, and to invest in investment securities and mortgage-backed securities.

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

Certain prior year amounts have been reclassified to conform to the 2003 presentation with no change to net income or shareholders' equity previously reported.

Investments and Mortgage-Backed Securities - Available for Sale

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
September 30, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies (continued)

Investments and Mortgage-Backed Securities - Held for Maturity

Debt securities for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income over the period to maturity.

Declines in the fair value of individual securities held to maturity and available for sale below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses.

Federal Home Loan Bank Stock

The Company, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. The recorded amount of FHLB stock equals its fair value because the shares can only be redeemed by the FHLB at the $100 per share par value.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management's continuing analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The appropriateness of the allowance for losses on loans is estimated based upon these factors and trends identified by management at the time financial statements are prepared.

(continued)


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies (continued)

Allowance for Loan Losses (concluded)

When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged against the allowance for loan losses. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not demonstrated the ability or intent to bring the loan current; the Bank has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; the estimated fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement.

In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, an amendment of SFAS No. 114, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Smaller balance homogenous loans, such as residential mortgage loans and consumer loans, are collectively evaluated for potential loss. When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when, as a practical expedient, the current fair value of the collateral, reduced by costs to sell, is used. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest and net deferred loan fees or costs), an impairment is recognized by creating or adjusting an allocation of the allowance for loan losses. Uncollected accrued interest is reversed against interest income. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.

A provision for loan losses is charged against income and is added to the allowance for loan losses based on quarterly assessments of the loan portfolio. The allowance for loan losses is allocated to certain loan categories based on the relative risk characteristics, asset classifications and actual loss experience of the loan portfolio.  While management has allocated the allowance for loan losses to various loan portfolio segments, the allowance is general in nature and is available for the loan portfolio in its entirety.

The ultimate recovery of all loans is susceptible to future market factors beyond the Bank's control. These factors may result in losses or recoveries differing significantly from those provided in the consolidated financial statements. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Interest on Loans and Loan Fees

Interest on loans is accrued daily based on the principal amount outstanding. Allowances are established for uncollected interest on loans for which the interest is determined to be uncollectible. Generally, all loans past due 90 days or more are placed on nonaccrual status and internally classified as substandard. Any interest income accrued at that time is fully reserved. Subsequent collections are applied proportionately to past due principal and interest, unless collectability of principal is in doubt, in which case all payments would be applied to principal. Loans are removed from nonaccrual status only when the loan is deemed current, and the collectibility of principal and interest is no longer doubtful, or on 1-4 family loans, when the loan is less than 90 days delinquent.

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

(continued)


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies (continued)

Loan Servicing Rights

Loan servicing rights are capitalized when acquired through the origination of loans that are subsequently sold or securitized with the servicing rights retained and are amortized as an offset to servicing income on loans sold in proportion to and over the period of estimated net servicing income. The value of loan servicing rights at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans. The estimated fair value is periodically evaluated for impairment by comparing actual cash flows and estimated future cash flows from the servicing assets to those estimated at the time servicing assets were originated. Fair values are estimated using discounted cash flows based on current market rates of interest. For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Company stratifies its capitalized mortgage servicing rights based on product type, interest rate and term of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceed their fair value.

Premises and Equipment

Premises and equipment are recorded at cost. Depreciation is computed on the straight-line method over the following estimated useful lives: buildings and improvements - up to forty years; furniture and equipment - three to seven years; and automobiles - five years. The cost of maintenance and repairs is charged to expense as incurred. Gains and losses on dispositions are reflected in earnings.

Real Estate Owned and Other Repossessed Items

Real estate owned consists of properties acquired through or in lieu of foreclosure, and are recorded initially at the lower of cost or fair value of the properties less estimated costs of disposal. Costs relating to development and improvement of the properties are capitalized while costs relating to holding the properties are expensed.

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

In 1996, the percentage-of-income bad debt deduction for federal tax purposes was eliminated. In addition, federal tax bad debt reserves which had been accumulated since October 1, 1988, that exceeded the reserves which would have been accumulated based on actual experience, are subject to recapture over a six-year recapture period. As of September 30, 2003, the Bank's federal tax bad debt reserves subject to recapture approximated $300,000.

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

(continued)


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies (continued)

Employee Stock Ownership Plan

The Bank sponsors a leveraged Employee Stock Ownership Plan (ESOP). The ESOP is accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plan. Accordingly, the debt of the ESOP is recorded as other borrowed funds of the Bank, and the shares pledged as collateral are reported as unearned shares issued to the employee stock ownership trust on the consolidated balance sheets. The debt of the ESOP is with the Company and is thereby eliminated in the consolidated financial statements. As shares are released from collateral, compensation expense is recorded equal to the average market price of the shares for the period, and the shares become available for earnings per share calculations.

Cash Equivalents and Cash Flows
The Company considers all amounts included in the balance sheets caption “Cash and due from financial institutions” to be cash equivalents. Cash flows from interest bearing deposits in banks, loans and deposits are reported net.

Stock-Based Compensation

At September 30, 2003, the Company has a stock-based option plan, which is described more fully in Note 14. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards granted under this plan, consistent with the method prescribed in SFAS No. 123, the Company's reported and pro forma net income and earnings per share for the years ended September 30 would be as follows (dollars in thousands, except per share amounts):

	2003	2002	2001
Net income, as reported	$ 6,639	$ 6,891	$ 5,462
Less total stock-based compensation expense determined under fair value method for all qualifying awards	224	259	301

Pro forma net income	$ 6,415	$ 6,632	$ 5,161

Earnings Per Share
Basic:
As reported	$1.74	$1.76	$1.30
Pro forma	1.68	1.70	1.23
Diluted:
As reported	1.66	1.71	1.28
Pro forma	1.61	1.66	1.23

(continued)


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies (continued)

Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued under the Company's stock option and management recognition and development plans.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, and APB Opinion No. 28, Interim Financial Reporting, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement does not require any change from the method currently used by the Company to account for stock-based compensation, but does require more prominent disclosure in the annual and interim financial statements about the method of accounting for such compensation and the effect of the method used on reported results. This statement was effective for years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 in the accompanying financial statements, and accordingly, the disclosure requirements are set forth in Note 1, in the Stock Based Compensation section.

In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective prospectively for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. Adoption of SFAS No. 149 did not have a material impact on the Company's financial position or results of operations.

The FASB has issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement No. 150 requires that certain freestanding financial instruments be reported as liabilities on the balance sheet. Depending on the type of financial instrument, it will be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense on the income statement. Prior to the application of Statement No. 150, either those financial instruments were not required to be recognized, or if recognized were reported on the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income. The Company does not expect the application of Statement No. 150 to have an effect on its financial position.

(continued)


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies (concluded)

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45 (FIN), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002, and adoption of disclosure requirements is effective for the Company in the current year. The adopting of FIN 45 did not have an impact on the Company's financial position or results of operations.

Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances on hand or on deposit with the Federal Reserve Bank. The amount of such balances for the years ended September 30, 2003 and 2002 was approximately $5,423,000 and $2,405,000, respectively.

Note 3 - Investments and Mortgage-Backed Securities

Investments and mortgage-backed securities have been classified according to management's intent (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2003

Held to Maturity
Mortgage-backed securities	$279	$- -	$- -	$279

Available for Sale
Mortgage-backed securities	$16,722	$402	($ 26)	$17,098
Municipal bonds	11	1	- -	12
Mutual funds	34,546	12	(148)	34,410
U.S. Agency Securities	2,500	11	- -	2,511

Total	$53,779	$426	($174)	$54,031

(continued)


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2003 and 2002

Note 3 - Investments and Mortgage-Backed Securities (concluded)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2002

Available for Sale
Mortgage-backed securities	$17,196	$698	($ 6)	$17,888
Municipal bonds	37	3	- -	40
Mutual funds	23,545	109	- -	23,654

Total	$40,778	$810	($ 6)	$41,582

Mortgage-backed securities pledged as collateral for public fund deposits and federal treasury tax and loan deposits totaled $1,564,000 and $2,402,000 at September 30, 2003 and 2002, respectively.

The contractual maturities of debt securities at September 30, 2003 are as follows (dollars in thousands). Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$ - -	$ - -	$ - -	$ - -
Due from one year to five years	- -	- -	2,803	2,830
Due from five to ten years	- -	- -	2,263	2,360
Due after ten years	279	279	14,168	14,431
Mutual funds	- -	- -	34,545	34,410

Total	$279	$279	$53,779	$54,031

Gross realized gains on sales of securities available for sale were $135,000, $8,000 and $227,000 for the years ended September 30, 2003, 2002 and 2001, respectively. There were no gross realized losses on sales of securities available for sale for the year ended September 30, 2003. Gross realized losses on sales of securities available for sale were $23,000 and $22,000, for the years ended September 30, 2002 and 2001, respectively.


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2003 and 2002

Note 4 - Loans Receivable and Loans Held for Sale

Loans receivable and loans held for sale consisted of the following at September 30 (dollars in thousands):

	2003	2002
Mortgage loans:
One- to four-family	$ 94,370	$ 109,983
Multi-family	18,241	24,135
Commercial	102,972	97,644
Construction and land development	94,117	80,144
Land	15,628	15,453
Total mortgage loans	325,328	327,359

Consumer loans:
Home equity and second mortgage	19,233	13,718
Other	8,799	8,097
Total consumer loans	28,032	21,815

Commercial business loans	9,475	9,365

Total loans receivable	362,835	358,539

Less:
Undisbursed portion of loans in process	34,785	32,324
Deferred loan origination fees	2,924	3,218
Allowance for loan losses	3,891	3,630
	41,600	39,172

Loans receivable, net	321,235	319,367

Loans held for sale (one- to four-family)	1,001	3,161

Total loans receivable and loans held for sale	$322,236	$322,528

Certain related parties of the Bank, principally Bank directors and officers, were loan customers of the Bank in the ordinary course of business during 2003 and 2002. Activity in related party loans during the years ended September 30 is as follows (dollars in thousands):

	2003	2002
Balance, beginning of year	$ 1,348	$ 793
New loans	1,640	1,246
Repayments	(1,947)	(691)

Balance, end of year	$ 1,041	$ 1,348

(continued)


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2003 and 2002

Note 4 - Loans Receivable and Loans Held for Sale (concluded)

At September 30, 2003 and 2002, the Bank had non-accruing loans totaling approximately $3,895,000 and $3,741,000, respectively. At September 30, 2003 and 2002, no loans were 90 days or more past due and still accruing interest. No interest income was recorded on non-accrual loans for the years ended September 30, 2003, 2002 and 2001. The average investment in non-accrual loans for the years ended September 30, 2003, 2002 and 2001 was $3,478,000, $4,095,000 and $3,778,000, respectively.

An analysis of the allowance for loan losses for the years ended September 30 follows (dollars in thousands):

	2003	2002	2001
Balance, beginning of year	$3,630	$3,050	$2,640
Provision for loan losses	347	992	1,400
Loans charged off	(168)	(521)	(1,012)
Recoveries	82	109	22
Net charge-offs	(86)	(412)	(990)
Balance, end of year	$3,891	$3,630	$3,050

Following is a summary of information relating to impaired loans as of September 30 (dollars in thousands):

	2003	2002
Impaired loans without a valuation allowance	$3,560	$3,599
Impaired loans with a valuation allowance	335	142

	$3,895	$3,741

Valuation allowance related to impaired loans	$61	$57

Note 5 - Loan Servicing

 Loans serviced for the Federal Home Loan Mortgage Corporation and others are not included in the consolidated balance sheets. The principal amounts of those loans at September 30, 2003 and 2002 were $161,702,000 and $140,387,000, respectively.

Following is an analysis of the changes in mortgage servicing rights for the years ended September 30 (dollars in thousands):

	2003	2002	2001
Balance, at beginning of year	$ 834	$ 508	$ 356
Additions	837	620	300
Amortization	(654)	(294)	(148)

Balance, end of year	$ 1,017	$ 834	$ 508

(continued)


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2003 and 2002

Note 5 - Loan Servicing (concluded)

In October and June 2001, the Bank securitized and sold approximately $12.2 million and $11.9 million, respectively, in first mortgage loans. In the securitization, the Bank retained servicing responsibilities, but has no other retained interest in the loans sold (see Note 24).

At September 30, 2003, the servicing rights fair value totaled $1,700,000, which was estimated using discount rate of 9.7% and a prepayment speed factor of 309.

There was no valuation allowance at September 30, 2003 and 2002.

Note 6 - Premises and Equipment

Premises and equipment consisted of the following at September 30 (dollars in thousands):

	2003	2002
Land	$ 3,241	$ 2,654
Buildings and improvements	9,388	7,798
Furniture and equipment	3,956	3,282
Property held for future expansion	253	759
Construction and purchases in progress	1,546	1,428
	18,384	15,921
Less accumulated depreciation	4,955	4,257

Total premises and equipment	$ 13,429	$ 11,664

Note 7 - Real Estate Owned

Real estate owned consisted of the following at September 30 (dollars in thousands):

	2003	2002
Real estate acquired through foreclosure	$ 1,462	$ 900
Allowance for possible losses	(204)	(220)

Total real estate owned	$ 1,258	$ 680

An analysis of the allowance for possible losses for the years ended September 30 follows (dollars in thousands):

	2003	2002	2001
Balance, beginning of year	$ 220	$ 137	$ 26
Provision for additional losses	84	241	356
Write-downs	(100)	(158)	(245)

Balance, end of year	$ 204	$ 220	$ 137


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2003 and 2002

Note 8 - Deposits

Deposits consisted of the following at September 30 (dollars in thousands):

	2003	2002
Non-interest bearing	$ 29,133	$ 23,585
NOW checking	57,614	42,222
Passbook savings	49,572	40,328
Money market accounts	39,444	47,888
Certificates of deposit	131,909	138,293

Total deposits	$ 307,672	$ 292,316

Time deposits of $100,000 or greater totaled $22,189,000 and $36,241,000 at September 30, 2003 and 2002, respectively.

Scheduled maturities of certificates of deposit for future years ending September 30 are as follows (dollars in thousands):

2004	$ 99,241
2005	23,640
2006	1,650
2007	2,925
2008	2,439
Thereafter	2,014

Total	$ 131,909

Interest expense by account type is as follows for the years ended September 30 (dollars in thousands):

	2003	2002	2001
NOW checking	$ 335	$ 410	$ 446
Passbook savings	570	727	728
Money market accounts	704	1,101	921
Certificates of deposit	3,961	5,278	7,396

Total	$ 5,570	$ 7,516	$ 9,491


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2003 and 2002

Note 9 - Federal Home Loan Bank Advances

The Bank has long-term borrowing lines with the Federal Home Loan Bank of Seattle; maximum total credit on the lines is 35% of the Bank's total assets. Total borrowings under these lines were $61,605,000 and $61,759,000 at September 30, 2003 and 2002, respectively.

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

2004	$ 6,668
2005	4,583
2006	10,591
2007	65
2008	15,070
Thereafter	24,628

$ 61,605

Note 10 - Other Liabilities and Accrued Expenses

Other liabilities and accrued expenses comprise the following at September 30 (dollars in thousands):

	2003	2002
Federal income taxes	$ - -	$ 318
Accrued pension and profit sharing payable	998	900
Accrued interest payable on deposits and FHLB advances	243	308
Accounts payable and accrued expenses - other	1,504	1,057

Total other liabilities and accrued expenses	$ 2,745	$ 2,583


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2003 and 2002

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

The components of the provision for income taxes at September 30 are as follows (dollars in thousands):

	2003	2002	2001
Current	$ 3,008	$ 3,603	$ 2,948
Deferred benefit	(42)	(171)	(207)

Total federal income taxes	$ 2,966	$ 3,432	$ 2,741

The components of the Company's deferred tax assets and liabilities at September 30 are as follows (dollars in thousands):

	2003	2002
Deferred Tax Assets
Accrued interest on loans	$ 96	$ 80
Accrued vacation	100	73
Deferred compensation	92	115
Unearned ESOP shares	363	323
Allowance for possible losses	1,255	1,075
Unearned MRDP shares	36	37
Total deferred tax assets	1,942	1,703

Deferred Tax Liabilities
FHLB stock dividends	794	687
Depreciation	168	90
Unrealized securities gains	86	274
Mortgage servicing rights	242	146
Total deferred tax liabilities	1,290	1,197

Net deferred tax assets	$ 652	$ 506

(continued)


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2003 and 2002

Note 11 - Federal Income Taxes (concluded)

The provision for federal income taxes differs from that computed at the statutory corporate tax rate as follows (dollars in thousands):

	2003 Amount	Percent	2002 Amount	Percent	2001 Amount	Percent

Taxes at statutory rate	$3,362	35.0%	$3,613	35.0%	$2,871	35.0%
BOLI income	(185)	(1.9)	(13)	(.1)	- -	- -
Other - net	(211)	(2.2)	(168)	(1.7)	(130)	(1.6)

Federal income taxes	$2,966	30.9%	$3,432	33.2%	$2,741	33.4%

Note 12 - Profit Sharing Plans

The Bank has established a 401(k) profit sharing plan for those employees who meet the eligibility requirements set forth in the plan. Eligible employees may contribute a maximum of 15% of their compensation. Contributions by the Bank are at the discretion of the Board of Directors. Bank contributions totaled $497,000, $385,000 and $362,000 for the years ended September 30, 2003, 2002 and 2001, respectively.

In addition, the Bank has an employee bonus plan based on net income. Bonuses accrued for the years ended September 30, 2003, 2002 and 2001 totaled $261,000, $275,000 and $208,000, respectively.

Note 13 - Employee Stock Ownership Plan

In 1998, the Bank established an Employee Stock Ownership Plan (ESOP) that benefits all employees with at least one year of service who are 21 years of age or older. The ESOP may be funded by Bank contributions in cash or stock. Employee vesting occurs over six years. The amount of the annual contribution is discretionary, except that it must be sufficient to enable the ESOP to service its debt. All dividends received by the ESOP are used to pay debt service. As of September 30, 2003, 16,958 ESOP shares had been distributed to participants.

In January 1998, the ESOP borrowed $7,930,000 from the Company to purchase 529,000 shares of common stock of the Company. The loan will be repaid primarily from the Company's contributions to the ESOP over 15 years. The interest rate on the loan is 8.5%. The balance of the loan at September 30, 2003 was $5,959,000.

(continued)


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2003 and 2002

Note 13 - Employee Stock Ownership Plan (concluded)

Shares held by the ESOP as of September 30 were classified as follows:

	2003	2002	2001
Unallocated shares	326,216	361,483	396,750
Shares released for allocation	185,826	162,918	129,722

Total ESOP shares	512,042	524,401	526,472

The approximate fair market value of the Bank's unallocated shares at September 30, 2003, 2002 and 2001, is $7,797,000, $6,051,000 and $5,872,000, respectively. Compensation expense recognized under the ESOP was $454,000, $320,000 and $273,000 for the years ended September 30, 2003, 2002 and 2001, respectively.

Note 14 - Stock Options

Under the Company's stock option plan, the Company may grant options for up to 661,250 shares of its common stock to certain key employees and directors. The exercise price of each option equals the fair market value of the Company's stock on the date of grant. An option's maximum term is ten years. Options are exercisable on a cumulative basis in annual installments of 10% on each of the ten anniversaries from the date of grant. If certain Company performance criteria are met vesting will be accelerated to 20% per year. These criteria were met in 2003, 2002 and 2001. At September 30, 2003, options for 16,207 shares are available for future grant under this plan.

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

	Risk Free Interest Rate	Expected Life (Years)	Expected Dividends	Expected Volatility
Fiscal 2003	3.4%	8	2.5%	24.1%
Fiscal 2002	4.7	8	2.9	19.3
Fiscal 2001	5.3	8	2.8	36.2

The average fair value of options granted in 2003, 2002 and 2001 was $4.62, $4.05 and $3.57, respectively.

(continued)


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2003 and 2002

Note 14 - Stock Options (concluded)

Stock option activity is summarized in the following table:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2000	572,494	$12.02
Grants	38,339	14.35
Options exercised	(1,600)	12.00
Outstanding September 30, 2001	609,233	12.16
Grants	15,000	15.62
Options exercised	(44,253)	12.00
Forfeited	(11,630)	12.00
Outstanding September 30, 2002	568,350	12.27
Grants	30,840	19.37
Options exercised	(99,071)	12.02
Outstanding September 30, 2003	500,119	12.75

Additional information regarding options outstanding as of September 30, 2003 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Weighted Average Remaining Contractual Life(Years)	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12.00 - 12.38	4.8	420,940	$12.01	312,984	$12.00
13.59 - 14.90	7.7	33,339	14.70	13,336	14.70
15.20 - 15.96	8.5	15,000	15.62	3,000	15.62
19.05	9.4	28,340	19.05	- -	- -
23.10	9.9	2,500	23.10	- -	- -

	5.4	500,119	$12.75	329,320	$12.15


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2003 and 2002

Note 15 - Deferred Compensation/Non-Competition Agreement and Severance Compensation Agreement

The Bank has a deferred compensation/noncompetition arrangement with its chief executive officer which will provide monthly payments of $2,000 per month upon retirement. Once payments have commenced, they will continue until his death, at which time payments will continue to his surviving spouse until her death or for 60 months. The present value of the payments, based on the life expectancy of the chief executive officer, has been accrued based on a retirement age of 65 and is included in other liabilities in the consolidated financial statements. As of September 30, 2003 and 2002, $239,000 has been accrued under the agreement. Payment under this agreement is expected to begin in February 2004.

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

The Plan allows for the issuance to participants of up to 264,500 shares of the Company's common stock. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. On July 26, 2001, the Company awarded 204,927 shares under the Plan to employees and directors. No shares were awarded during the years ended September 30, 2002 and 2003. Awards under the MRDP were made in the form of restricted shares of common stock that are subject to restrictions on the transfer of ownership. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participants will be recognized over a five-year vesting period, with 20% vesting immediately upon grant. At September 30, 2003, participants were vested in 122,955 of the shares initially awarded. Compensation expense was $693,000, $713,000 and $770,000 for the years ended September 30, 2003, 2002 and 2001, respectively.


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2003 and 2002

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

	2003	2002
Commitments to extend credit	$37,448	$19,599

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

(continued)


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2003 and 2002

Note 18 - Regulatory Matters (continued)

As of September 30, 2003, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts (dollars in thousands) and ratios are also presented in the table.

			Capital Adequacy		To be Well Capitalized Under Prompt Corrective Action
	Actual Amount	Ratio	Purposes Amount	Ratio	Provisions Amount	Ratio
September 30, 2003
Tier 1 capital (to average assets):
Consolidated	$77,000	17.2%	$17,946	4.0%	N/A	N/A
Timberland Bank	65,790	14.8	17,764	4.0	$22,205	5.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	77,000	23.6	13,039	4.0	N/A	N/A
Timberland Bank	65,790	20.2	13,003	4.0	19,505	6.0
Total capital (to risk-weighted assets):
Consolidated	80,891	24.8	26,078	8.0	N/A	N/A
Timberland Bank	69,681	21.4	26,007	8.0	32,509	10.0

September 30, 2002
Tier 1 capital (to average assets):
Consolidated	$73,782	17.6%	$16,732	4.0%	N/A	N/A
Timberland Bank	64,679	15.6	16,571	4.0	$20,714	5.0%
Tier 1 capital (to risk-weighted assets):
Consolidated	73,782	23.2	12,706	4.0	N/A	N/A
Timberland Bank	64,679	20.5	12,611	4.0	18,916	6.0
Total capital (to risk-weighted assets):
Consolidated	77,412	24.4	25,413	8.0	N/A	N/A
Timberland Bank	68,309	21.7	25,221	8.0	31,526	10.0

(continued)


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2003 and 2002

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

Note 19 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - September 30
(Dollars in Thousands)

	2003	2002
Assets
Cash and due from financial institutions	$ 143	$ 51
Interest bearing deposits in banks	1,352	259
Investments and mortgage-backed securities (available for sale)	3,723	3,748
Loan receivable from Bank	5,959	6,367
Investment in Bank	66,159	65,285
Other assets	329	16

Total assets	$ 77,665	$ 75,726

Liabilities and Shareholders' Equity
Note payable to Bank	$ 35	$ 1,325
Accrued expenses	19	5
Shareholders' equity	77,611	74,396

Total liabilities and shareholders' equity	$ 77,665	$ 75,726

(continued)


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2003 and 2002

Note 19 - Condensed Financial Information - Parent Company Only (continued)
Condensed Statements of Income - Years Ended September 30
 (Dollars in Thousands)

	2003	2002	2001
Operating Income
Interest bearing deposits in banks	$ 12	$ 4	$ 40
Interest on investments and mortgage-backed securities	- -	- -	67
Interest on loan receivable from Bank	528	561	592
Dividends on investments	88	130	180
Gain on sale of investment securities available for sale	- -	5	227
Dividends from Bank	6,650	5,010	1,949
Other	- -	- -	1
Total operating income	7,278	5,710	3,056

Operating Expenses	329	237	191

Income before income taxes and equity in undistributed income of Bank	6,949	5,473	2,865

Income Taxes	16	83	238

Income before equity in undistributed income of Bank	6,933	5,390	2,627

Equity in Undistributed Income of Bank (Dividends in Excess of Income of Bank)	(294)	1,501	2,835

Net income	$ 6,639	$ 6,891	$ 5,462

(continued)


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2003 and 2002

Note 19 - Condensed Financial Information - Parent Company Only (concluded)

Condensed Statements of Cash Flows - Years Ended September 30
 (Dollars in Thousands)

	2003	2002	2001
Cash Flows from Operating Activities
Net income	$ 6,639	$ 6,891	$ 5,462
Adjustments to reconcile net income to net cash provided:
Equity in undistributed income of Bank (dividends in excess of income of Bank)	294	(1,501)	(2,835)
ESOP shares earned	648	556	503
MRDP shares earned	803	724	776
Gain on sale of securities available for sale	- -	(5)	(227)
Other, net	(291)	(739)	754
Net cash provided by operating activities	8,093	5,926	4,433

Cash Flows from Investing Activities
Net (increase) decrease in interest-bearing deposits in banks	(1,093)	(32)	913
Investment in Bank	(1,515)	(1,280)	(485)
Purchases of securities available for sale	- -	- -	(2,500)
Proceeds from maturities of securities available for sale	- -	- -	4,122
Proceeds from sales of securities available for sale	- -	126	430
Principal repayments on loan receivable from Bank	408	376	346
Net cash provided by (used in) investing activities	(2,200)	(810)	2,826

Cash Flows from Financing Activities
Increase (decrease) in note payable	(1,290)	750	575
Proceeds from exercise of stock options	1,491	588	19
Repurchase of common stock	(3,852)	(4,414)	(5,918)
Payment of dividends	(2,150)	(2,013)	(1,925)
Net cash used in financing activities	(5,801)	(5,089)	(7,249)

Net increase in cash	92	27	10

Cash and Due from Financial Institutions
Beginning of year	51	24	14

End of year	$ 143	$ 51	$ 24


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2003 and 2002

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

	2003	2002	2001
Basic EPS Computation
Numerator - net income	$ 6,639	$ 6,891	$ 5,462

Denominator - weighted average common shares outstanding	3,814,344	3,905,544	4,193,314

Basic EPS	$1.74	$1.76	$1.30

Diluted EPS Computation
Numerator - net income	$ 6,639	$ 6,891	$ 5,462

Denominator - weighted average common shares outstanding	3,814,344	3,905,544	4,193,314
Effect of dilutive stock options	158,238	108,563	79,299
Effect of dilutive MRDP shares	31,619	19,078	- -
Weighted average common shares outstanding-assuming dilution	4,004,201	4,033,185	4,272,613

Diluted EPS	$1.66	$1.71	$1.28


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2003 and 2002

Note 21 - Comprehensive Income

Net unrealized gains and losses included in comprehensive income were computed as follows for the years ended September 30 (dollars in thousands):

	Before-Tax Amount	Tax (Benefit) Expense	Net-of-Tax Amount
2003
Unrealized holding losses arising during the year	($417)	($142)	($275)
Reclassification adjustment for gains included in net income	(135)	(46)	(89)

Net unrealized losses	($552)	($188)	($364)

2002
Unrealized holding gains arising during the year	$372	$127	$245
Reclassification adjustment for losses included in net income	15	5	10

Net unrealized gains	$387	$132	$255

2001
Unrealized holding gains arising during the year	$1,084	$369	$715
Reclassification adjustment for gains included in net income	(205)	(70)	(135)

Net unrealized gains	$879	$299	$580


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2003 and 2002

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

Investments and Mortgage-Backed Securities
The fair value of investments and mortgage-backed securities has been based on quoted market prices or dealer quotes.

Federal Home Loan Bank Stock
The recorded values of stock holdings approximate fair value.

Loans Receivable and Loans Held for Sale
Fair values for loans are estimated for portfolios of loans with similar financial characteristics. Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities. Prepayments are based on the historical experience of the Bank. Loans held for sale has been based on quoted market prices.

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

Accrued Interest
The recorded amounts of accrued interest approximate fair value.

Off-Balance Sheet Instruments
The fair value of commitments to extend credit was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the customers. Since the majority of the Bank's off-balance sheet instruments consist of non-fee producing, variable-rate commitments, the Bank has determined they do not have a distinguishable fair value.

(continued)


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2003 and 2002

Note 22 - Fair Values of Financial Instruments (concluded)

The estimated fair values of financial instruments at September 30 were as follows (dollars in thousands):

	2003 Recorded Amount	Fair Value	2002 Recorded Amount	Fair Value
Financial Assets
Cash and due from financial institutions and interest bearing deposits in banks	$ 38,098	$ 38,098	$ 36,073	$ 36,073
Investments and mortgage-backed securities	54,310	54,310	41,582	41,582
Federal Home Loan Bank stock	5,454	5,454	5,139	5,139
Loans receivable	322,236	324,374	322,528	324,927
Accrued interest receivable	1,687	1,687	1,604	1,604

Financial Liabilities
Deposits	$ 307,672	$ 309,087	$ 292,316	$ 293,411
Federal Home Loan Bank advances	61,605	67,274	61,759	68,695
Accrued interest payable	243	243	308	308

The Bank assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Bank's financial instruments will change when interest rate levels change and that change may either be favorable or unfavorable to the Bank. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities, and attempts to minimize interest rate risk by adjusting terms of new loans, and deposits and by investing in securities with terms that mitigate the Bank's overall interest rate risk.

Note 23 - Stock Repurchase Plan

In February 2003, the Company initiated a stock repurchase plan for the purchase of 380,028 shares of stock, which had not been completed as of September 30, 2003. As of September 30, 2003, 112,108 shares had been repurchased. The remainder is anticipated to be purchased during the year ending September 30, 2004.


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2003 and 2002

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

Note 25 - Subsequent Event

On October 28, 2003, the Board of Directors approved a dividend in the amount of $.14 per share to be paid on November 24, 2003 to shareholders of record as of November 10, 2003.

Note 26 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data are presented for the quarters ended (dollars in thousands, except per share amounts):

	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002
Interest and dividend income	$ 6,748	$ 6,774	$ 6,994	$ 7,207
Interest expense	(2,064)	(2,178)	(2,243)	(2,461)
Net interest income	4,684	4,596	4,751	4,746

Provision for loan losses	- -	(66)	(108)	(173)
Noninterest income	1,214	1,648	1,499	1,646
Noninterest expense	(3,864)	(3,943)	(3,534)	(3,491)

Income before income taxes	2,034	2,235	2,608	2,728

Federal income taxes	594	694	818	860

Net income	$ 1,440	$ 1,541	$ 1,790	$ 1,868

Basic earnings per share	$.38	$.41	$.47	$.48
Diluted earnings per share	.36	.39	.45	.46
(continued)


Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2003 and 2002

Note 26 - Selected Quarterly Financial Data (Unaudited) (concluded)

	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001
Interest and dividend income	$ 7,400	$ 7,406	$ 7,516	$ 7,941
Interest expense	(2,600)	(2,635)	(2,693)	(2,962)
Net interest income	4,800	4,771	4,823	4,979

Provision for loan losses	(200)	(200)	(200)	(392)
Noninterest income	1,261	1,190	1,046	1,161
Noninterest expense	(3,326)	(3,138)	(3,146)	(3,106)

Income before income taxes	2,535	2,623	2,523	2,642

Federal income taxes	777	825	894	936

Net income	$ 1,758	$ 1,798	$ 1,629	$ 1,706

Basic earnings per share	$.45	$.46	$.42	$.43
Diluted earnings per share	.44	.45	.41	.42


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

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

        (b)     Changes in Internal Controls: In the year ended September 30, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls. A number of internal control procedures were, however, modified during the year in conjuction with the Bank's conversion to a new core processing system. The Company also continued to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

        The following table sets forth certain information with respect to the executive officers of the Company and the Bank. Each of the executive officers holds the same position with the Company and the Bank.

Executive Officers of the Company and Bank

	Age at September	Position
Name	30, 2003	Company	Bank

Clarence E. Hamre	69	Chairman of the Board	Chairman of the Board
Michael R. Sand	49	President and Chief Executive	President and Chief Executive
		Officer	Officer
Dean J. Brydon	36	Chief Financial Officer	Chief Financial Officer
Marci A. Basich	35	Treasurer	Treasurer

Biographical Information

        Clarence E. Hamre is Chairman of the Board of the Company and the Bank. He has been affiliated with the Bank since 1969 and served as President and Chief Executive Officer of the Bank since 1969 and as President and Chief Executive Officer of the Company since 1997. In January 2003, Mr. Hamre retired as President of the Bank and the Company and on September 30, 2003, he retired as Chief Executive Officer of the Bank and the Company.


        Michael R. Sand has been affiliated with the Bank since 1977 and has served as President of the Bank and the Company since January 23, 2003. On September 30, 2003, he was appointed as Chief Executive Officer of the Bank and Company. Prior to appointment as President and Chief Executive Officer, Mr. Sand had served as Executive Vice President and Secretary of the Bank since 1993 and as Executive Vice President and Secretary of the Company since its formation in 1997.

        Dean J. Brydon has been affiliated with the Bank since 1994 and has served as the Chief Financial Officer of the Company and the Bank since January 2000. Mr. Brydon is a Certified Public Accountant.

        Marci A. Basich has been affiliated with the Bank since 1999 and has served as Treasurer of the Company and the Bank since January 2002. Ms. Basich is a Certified Public Accountant.  From 1998 to 1999, Ms. Basich was the Senior Accountant of 4th Dimension Computers, Inc., a computer software and service company.

Audit Committee Financial Expert

        The Audit Committee of the Company is composed of Directors Backstrom, Warren, Robbel and Smith. Each member of the Audit Committee is "independent" as defined in the Nasdaq Stock Market listing standards. The Company's Board of Directors has designated Directors Warren and Robbel as the Audit Committee financial experts, as defined in the SEC's Regulation S-K. Directors Warren and Robbel are independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A promulgated under the Exchange Act.

Code of Ethics

        The Board of Directors adopted a Code of Ethics for the Company's officers (including its senior financial officers), directors and employees. The Code of Ethics requires the Company's officers, directors and employees to maintain the highest standards of professional conduct. A copy of the Code of Ethics is attached hereto as Exhibit 14.

Item 11. Executive Compensation

        The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Equity Compensation Plan Information. The information contained under the section captioned "Executive Compensation -- Equity Compensation Plan Information" is included in the Company's Proxy Statement and is incorporated herein by reference.

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


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

Item 14. Principal Accountant Fees and Services

        The information contained under the section captioned "Independent Auditors" is included in the Company's Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a)     Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)
3.3	Amendment to Bylaws(2)
10.1	Employee Severance Compensation Plan (3)
10.2	Employee Stock Ownership Plan (3)
10.3	1999 Stock Option Plan (4)
10.4	Management Recognition and Development Plan (4)
14	Code of Ethics
21	Subsidiaries of the Registrant
23	Consent of Accountants
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

____________
(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817).
(2)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2002.
(3)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(4)	Incorporated by reference to the Registrant's 1999 Annual Meeting Proxy Statement dated December 15, 1998.

        (b)     Reports on Form 8-K

        A Current Report on Form 8-K was filed on July 22, 2003 to report the Registrant's earnings for the quarter ended June 30, 2003.


SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                        TIMBERLAND BANCORP, INC.

Date: December 15, 2003	By:/s/Michael R. Sand
Michael R. Sand
President and Chief Executive Officer

        Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Michael R. Sand	President, Chief Executive Officer and	December 15, 2003
Michael R. Sand	Director

(Principal Executive Officer)

/s/Clarence E. Hamre	Chairman of the Board	December 15, 2003
Clarence E. Hamre

/s/Dean J. Brydon	Chief Financial Officer	December 15, 2003
Dean J. Brydon	(Principal Financial and Accounting Officer)

Director
Andrea M. Clinton

/s/Robert Backstrom	Director	December 15, 2003
Robert Backstrom

Director
Richard R. Morris, Jr.

/s/ David A. Smith	Director	December 15, 2003
David A. Smith

/s/Harold L. Warren	Director	December 15, 2003
Harold L. Warren

/s/ Jon C. Parker	Director	December 15, 2003
Jon C. Parker

Director
James A. Mason

/s/Ronald A. Robbel	Director	December 15, 2003
Ronald A. Robbel


Exhibit 14

Code of Ethics


September 23, 2003

TIMBERLAND BANCORP, INC.

CODE OF ETHICS
FOR PRINCIPAL EXECUTIVE OFFICER
AND SENIOR FINANCIAL OFFICERS

Introduction

        The business of Timberland Bancorp, Inc. ("Timberland") is built on trust. Our stockholders, customers and employees depend upon our honesty and integrity. Accordingly, the Board of Directors of Timberland has adopted this Code of Ethics ("Code") to express a code of conduct applicable to our Chief Executive Officer, President, Chief Financial Officer, and Treasurer (collectively, the "Senior Financial Officers"). This Code does not constitute a new set of requirements to which the Senior Financial Officers must adhere, but simply reduces to writing the behavior that has always been required of the Senior Financial Officers.

        The Code sets forth certain standards for the guidance of the Senior Financial Officers. The Code should be considered as illustrative, but not regarded as all-inclusive. The Senior Financial Officers are also subject to Timberland's Code of Ethics applicable to all officers and employees.

Honest and Ethical Conduct

        Each Senior Financial Officer must act honestly and ethically. Senior Financial Officers should also promote honest and ethical behavior within Timberland.

        Acting honestly and ethically includes the duty to avoid actual or apparent conflicts of interest, as well as situations which could result in an actual or apparent conflict of interest. A conflict of interest may arise when personal or financial interest is adverse to, or appears adverse to, the interests of Timberland. Each Senior Financial Officer should report to the Audit Committee of the Board of Directors any material transaction or relationship that reasonably could be expected to result in a conflict of interest.

        In addition to the duty to avoid conflicts of interest, Senior Financial Officers must treat confidential information properly. All information obtained by virtue of employment with Timberland should be held in strictest confidence. Confidential information must not be disclosed to anyone except as required for business transactions or as required by law. When confidential information is disclosed, it must be done in a manner that does not risk violating confidentiality.

Preparation of Public Documents

        Each Senior Financial Officer must ensure that all public documents and documents filed with the Securities and Exchange Commission which he or she is involved in preparing or reviewing contain full, fair, accurate, timely and understandable disclosure. In order to ensure this, the Senior Financial Officers must maintain the skills relevant to Timberland's needs. The Senior Financial Officers are also responsible for establishing and maintaining appropriate disclosure controls and procedures and internal controls.

Compliance with Laws, Rules and Regulations

        Each Senior Financial Officer must comply with all local, state and federal laws, rules and regulations. Any Senior Financial Officer engaged in activities found to be in conflict with and against these laws, rules and regulations will be subject to termination of employment. The Senior Financial Officers should also cause other officers and employees to comply with all local, state and federal laws, rules and regulations.


Administration of the Code

        Any violation or suspected violation of this Code of Ethics must be promptly reported to the Audit Committee of the Board of Directors. Violators of the Code may be subject to disciplinary action, up to and including termination of employment. Questions regarding the Code and requests for a waiver from the Code should be brought to the Audit Committee. The Audit Committee will administer the Code and will make periodic reports to the Board of Directors, as necessary.

        This Code of Ethics shall be publicly available. Changes to, and waivers from, the Code shall also be disclosed to the public.


Exhibit 21

Subsidiaries of the Registrant

Parent

Timberland Bancorp, Inc.

	Percentage	Jurisdiction or
Subsidiaries	of Ownership	State of Incorporation

Timberland Bank	100%	Washington

Timberland Service Corporation (1)	100%	Washington

(1)     This corporation is a wholly owned subsidiary of Timberland Bank.


Exhibit 23

Consent of Accountants


INDEPENDENT AUDITOR'S CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-32386 of Timberland Bancorp, Inc. on Form S-8 of our report dated November 12, 2003, appearing in the Annual Report on Form 10-K of Timberland Bancorp, Inc. for the year ended September 30, 2003.

/s/ McGladrey & Pullen, LLP

MCGLADREY & PULLEN, LLP
Tacoma, Washington
December 24, 2003


Exhibit 31.1

Certification Required
by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Michael R. Sand, certify that:
(1)	I have reviewed this annual report on Form 10-K of Timberland Bancorp, Inc.;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

	a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: December 15, 2003

                                                                                                            /s/ Michael R. Sand
                                                                                                            Michael R. Sand
                                                                                                            Chief Executive Officer


Exhibit 31.2

Certification Required
by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Dean J. Brydon, certify that:

(1)	I have reviewed this annual report on Form 10-K of Timberland Bancorp, Inc.;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

	a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: December 15, 2003

                                                                                                            /s/ Dean J. Brydon
                                                                                                            Dean J. Brydon
                                                                                                            Chief Financial Officer


Exhibit 32

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

/s/Michael R. Sand                                                                      /s/ Dean J. Brydon
Michael R. Sand                                                                          Dean J. Brydon
Chief Executive Officer                                                               Chief Financial Officer

Dated: December 15, 2003
