Form 10-Q
period 2003-12-31
TIMBERLAND BANCORP INC
filed 2004-02-17
CIK 1046050

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended December 31, 2003

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

                                   98550
                                 (Zip Code)

                               (360) 533-4747
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----     -----

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2
of the Exchange Act): Yes X    No
                         ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     CLASS                        SHARES OUTSTANDING AT JANUARY 31, 2004
     -----                        --------------------------------------
common stock, $.01 par value                       3,849,993

                                      INDEX

                                                                    Page
                                                                    ----
PART I.      FINANCIAL INFORMATION

     Item 1. Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets                    3

             Condensed Consolidated Statements of Income              4

             Condensed Consolidated Statements of Shareholders'
              Equity                                                  5

             Condensed Consolidated Statements of Cash Flows         6-7

             Condensed Consolidated Statements of Comprehensive
              Income                                                  8

             Notes to Condensed Consolidated Financial Statements
              (unaudited)                                            9-12

     Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    12-23

     Item 3. Quantitative and Qualitative Disclosures about
              Market Risk                                             24

     Item 4. Controls and Procedures                                  24

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings                                        24

     Item 2. Changes in Securities, Use of Proceeds, and Issuer
              Purchases of Equity Securities                          24

     Item 3. Defaults Upon Senior Securities                          24

     Item 4. Submission of Matters to a Vote of Security Holders      24

     Item 5. Other Information                                        24

     Item 6. Exhibits and Reports on Form 8-K                         25

SIGNATURES                                                            26

CERTIFICATIONS                                                       27-29

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------
                    TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    December 31, 2003 and September 30, 2003
                             Dollars in Thousands
                                (unaudited)

                                                December 31,  September 30,
                                                       2003           2003
                                                ---------------------------
Assets
Cash and due from financial institutions          $  12,223      $   8,587
Interest bearing deposits in banks                   19,123         29,511
Investments and mortgage backed securities
 held to maturity                                       249            279
Investments and mortgage backed securities
 available for sale                                  57,726         54,031
Federal Home Loan Bank stock                          5,522          5,454

Loans receivable                                    336,615        325,126
Loans held for sale                                     706          1,001
Less: Allowance for loan losses                      (3,926)        (3,891)
                                                  ------------------------
      Total Loans                                   333,395        322,236
                                                  ------------------------

Accrued interest receivable                           1,630          1,687
Premises and equipment                               13,823         13,429
Real estate owned and other repossessed items         1,264          1,258
Bank owned life insurance ("BOLI")                   10,681         10,566
Other assets                                          2,543          2,595
                                                  ------------------------
     Total Assets                                 $ 458,179      $ 449,633
                                                  ------------------------

Liabilities and Shareholders' Equity

Liabilities
Deposits                                          $ 317,000      $ 307,672
Federal Home Loan Bank advances                      60,064         61,605
Other liabilities and accrued expenses                2,275          2,745
                                                  ------------------------
     Total Liabilities                              379,339        372,022
                                                  ------------------------

Shareholders' Equity
Common Stock, $.01 par value; 50,000,000
 shares authorized; December 31, 2003 -
 4,258,180 issued, 3,849,993 outstanding
 September 30, 2003 - 4,251,680 issued,
 3,843,493 outstanding (unallocated ESOP
 shares and unvested MRDP shares are not
 considered outstanding)                                 43             43
Additional paid in capital                           33,974         33,775
Unearned shares - Employee Stock Ownership Plan      (4,759)        (4,891)
Unearned shares - Management Recognition &
 Development Plan                                    (1,021)        (1,182)
Retained earnings                                    50,483         49,699
Accumulated other comprehensive income                  120            167
                                                  ------------------------
     Total Shareholders' Equity                      78,840         77,611
                                                  ------------------------
     Total Liabilities and Shareholders' Equity   $ 458,179      $ 449,633
                                                  ------------------------


    See notes to unaudited condensed consolidated financial statements

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For the three months ended December 31, 2003 and 2002
                 Dollars in Thousands, Except Per Share Amounts
                                   (unaudited)


                                              Three Months Ended December 31,
                                                         2003           2002
                                                      ----------------------
Interest and Dividend Income
Loans receivable                                      $ 6,283        $ 6,583
Securities available for sale and held to maturity        244            243
Dividends from investments                                269            260
Interest bearing deposits in banks                         45            121
                                                      ----------------------
     Total interest and dividend income                 6,841          7,207
                                                      ----------------------
Interest Expense
Deposits                                                1,129          1,611
Federal Home Loan Bank advances                           850            850
                                                      ----------------------
     Total interest expense                             1,979          2,461
                                                      ----------------------
     Net interest income                                4,862          4,746
Provision for loan losses                                  50            173
                                                      ----------------------
     Net interest income after provision for loan
      losses                                            4,812          4,573
                                                      ----------------------
Non-Interest Income
Service charges on deposits                               449            530
Gain on sale of loans, net                                170            430
BOLI net earnings                                         115            135
Escrow fees                                                45             73
Servicing income (expense) on loans sold                 (18)            113
ATM transaction fees                                      149            186
Other                                                     102            179
                                                      ----------------------
     Total non-interest income                          1,012          1,646
                                                      ----------------------
Non-Interest Expense
Salaries and employee benefits                          2,172          2,010
Premises and equipment                                    462            363
Advertising                                               151            204
Loss from real estate operations and write-downs           16             32
ATM expenses                                              101            149
Other                                                     924            733
                                                      ----------------------
     Total non-interest expense                         3,826          3,491
                                                      ----------------------
Income before income taxes                              1,998          2,728
Provision for income taxes                                611            860
                                                      ----------------------
     Net Income                                       $ 1,387        $ 1,868

Earnings per common share:
     Basic                                            $  0.36        $  0.48
     Diluted                                          $  0.34        $  0.46
Weighted average shares outstanding:
     Basic                                          3,846,580      3,856,536
     Diluted                                        4,070,336      4,019,197

Dividends per share:                                  $  0.14        $  0.12

      See notes to unaudited condensed consolidated financial statements


                              TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          For the year ended September 30, 2003 and the three months ended December 31, 2003
                           Dollars in Thousands Except Common Stock Shares
                                              (unaudited)

                                                            Unearned
                                                              Shares    Unearned
                                                           Issued to      Shares       Accumulated
                                                            Employee   Issued to             Other
                               Common  Common  Additional      Stock  Management           Compre-
                         Stock Shares   Stock     Paid-In  Ownership Recognition  Retained hensive
                          Outstanding  Amount     Capital      Trust        Plan  Earnings  Income   Total
                          -----------  ------     -------      -----  ----------  --------  ------   ------
Balance, Oct. 1, 2002      3,856,536     $43       $35,857    ($5,419)  ($1,826)   $45,210   $ 531  $74,396
Net income                       - -     - -           - -        - -       - -      6,639     - -    6,639
Repurchase of
 common stock               (188,367)     (1)       (3,851)       - -       - -        - -     - -   (3,852)
Exercise of stock options     99,071       1         1,490        - -       - -        - -     - -    1,491
Cash dividends
 ($.50 per share)                - -     - -           - -        - -       - -     (2,150)    - -   (2,150)
Earned ESOP shares            35,267     - -           120        528       - -        - -     - -      648
Earned MRDP shares            40,986     - -           159        - -       644        - -     - -      803
Change in fair value of
 securities available
 for sale, net of tax            - -     - -           - -        - -       - -        - -    (364)    (364)
                           --------------------------------------------------------------------------------

Balance, Sept. 30, 2003    3,843,493      43        33,775     (4,891)   (1,182)    49,699     167   77,611
                           --------------------------------------------------------------------------------

Net income                       - -     - -           - -        - -       - -      1,387     - -    1,387
Exercise of stock options      6,500     - -           108        - -       - -        - -     - -      108
Cash dividends
 ($.14 per share)                - -     - -           - -        - -       - -       (603)    - -     (603)
Earned ESOP shares               - -     - -            80        132       - -        - -     - -      212
Earned MRDP shares               - -     - -            11        - -       161        - -     - -      172
Change in fair value of
 securities available
 for sale, net of tax            - -     - -           - -        - -       - -        - -     (47)     (47)
                           --------------------------------------------------------------------------------

Balance, Dec. 31, 2003     3,849,993     $43       $33,974    ($4,759)  ($1,021)   $50,483    $120  $78,840
                           --------------------------------------------------------------------------------


                 See notes to unaudited condensed consolidated financial statements

                                                  5




                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended December 31, 2003
                           Dollars in Thousands
                                (unaudited)

                                              Three Months Ended December 31,
Cash Flow from Operating Activities                        2003         2002
                                                        --------------------
Net income                                              $ 1,387       $1,868
                                                        --------------------
Noncash revenues, expenses, gains and losses
 included in income:
  Depreciation                                              197          148
  Federal Home Loan Bank stock dividends                    (68)         (87)
  Earned ESOP Shares                                        212          154
  Earned MRDP Shares                                        172          161
  Loss on sale of real estate owned, net                      3            5
  BOLI cash surrender value increase                       (115)        (135)
  Gain on sale of loans                                    (170)        (430)
  Provision for loan and real estate owned losses            52          186
Loans originated for sale                                (9,954)     (34,216)
Proceeds from sale of loans                              10,419       35,227
Net decrease (increase) in other assets                     134         (103)
Decrease in other liabilities and accrued expenses, net    (471)        (129)
                                                        --------------------
Net Cash Provided by Operating Activities                 1,798        2,649

Cash Flow from Investing Activities
Net decrease (increase) in interest-bearing deposits
 in banks                                                10,388       (7,085)
Purchase of securities                                   (7,000)     (10,500)
Proceeds from maturities of securities available
 for sale                                                 3,263        2,162
Decrease (increase) in loans receivable, net            (11,503)      11,314
Additions to premises and equipment                        (591)        (748)
Additions to real estate owned                              (74)         (72)
Proceeds from sale of real estate owned                      63           42
                                                        --------------------
Net Cash Used in Investing Activities                    (5,454)      (4,887)

Cash Flow from Financing Activities
Increase in deposits, net                                 9,328        1,349
Decrease in Federal Home Loan Bank advances, net         (1,541)         (37)
Proceeds from exercise of stock options                     108           --
Payment of dividends                                       (603)        (506)
                                                        --------------------
Net Cash Provided by Financing Activities                 7,292          806

Net Change in Cash                                        3,636       (1,432)
Cash and Due from Financial Institutions
  Beginning of period                                     8,587       10,580
                                                        --------------------
  End of period                                         $12,223       $9,148
                                                        ====================


See notes to unaudited condensed consolidated financial statements (continued)

                                              Three Months Ended December 31,
                                                           2003         2002
                                                        --------------------

Supplemental Disclosure of Cash Flow Information
  Income taxes paid                                     $   - -       $  459
  Interest paid                                           1,980        2,455


Supplemental Disclosure of Noncash Investing Activities
  Market value adjustment of securities held for sale,
   net of tax                                               (47)          (4)
  Loans transferred to real estate owned                     72           56




    See notes to unaudited condensed consolidated financial statements

                 TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            For the three months ended December 31, 2003 and 2002
                            Dollars in Thousands
                               (unaudited)



                                         Three Months Ended December 31,
                                                   2003            2002
                                                  ---------------------
Comprehensive Income:
  Net Income                                      $1,387         $1,868
  Change in fair value of securities
   available for sale, net of tax                    (47)            (4)
                                                  ---------------------


Total Comprehensive Income                        $1,340         $1,864
                                                  =====================



    See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Timberland Bancorp, Inc. 2003 Annual Report on Form 10-K. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(2) EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options and awarded but not released Management Recognition and Development Plan ("MRDP") shares. In accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans (ESOP), issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At December 31, 2003 and 2002, there were 326,216 and 361,483 ESOP shares, respectively, that had not been allocated.


                                             Three Months Ended December 31,
                                                  2003                 2002
                                             -------------------------------
Basic EPS computation
  Numerator - Net Income                    $1,387,000           $1,868,000
  Denominator - Weighted average
   common shares outstanding                 3,846,580            3,856,536

Basic EPS                                   $     0.36           $     0.48

Diluted EPS computation
  Numerator - Net Income                    $1,387,000           $1,868,000
  Denominator - Weighted average
   common shares outstanding                 3,846,580            3,856,536

Effect of dilutive stock options               198,346              145,272
Effect of dilutive MRDP                         25,410               17,389
                                           -----------           ----------
Weighted average common shares
  and common stock equivalents               4,070,336            4,019,197

Diluted EPS                                 $     0.34           $     0.46

(3) STOCK BASED COMPENSATION
At December 31, 2003 the Company has an employee and director stock option plan. The Company accounts for options granted under that plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as the exercise price for all options granted under the plan was equal to the market value of the Company's stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three months ended December 31, 2003 and 2002 if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation for the effects of all options granted:


                                            Three Months Ended December 31,
                                                      2003            2002
                                            -------------------------------

Net income as reported                          $1,387,000      $1,868,000
Less total stock-based
  compensation expense
  determined under fair
  value method for all
  qualifying awards, net of tax                    (37,000)        (42,000)

Pro forma net income                             1,350,000       1,826,000

Earnings per share:
  Basic:
     As reported                                $     0.36      $     0.48
     Pro forma                                        0.35            0.47

Diluted:
     As reported                                $     0.34      $     0.46
     Pro forma                                        0.33            0.46

(4)  DIVIDEND
On January 28, 2004, the Company announced a quarterly cash dividend of $0.14 per common share. The dividend is to be paid February 24, 2004, to shareholders of record as of the close of business February 10, 2004.

(5) RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board has issued Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The Statement was effective for contracts entered into or modified after

June 30, 2003 and for hedging relationships designated after June 30, 2003. Implementation of the Statement did not have a material impact on the consolidated financial statements.

The Financial Accounting Standards Board has issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments be reported as liabilities on the balance sheet. For the Company, the Statement is effective for interim periods beginning July 1, 2003 and implementation is not expected to have an effect on its financial position.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operation
          --------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three months ended December 31, 2003. This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward looking statements may describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include competition in the financial services market for both deposits and loans, interest rate trends, the economic climate in the Company's market areas and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.


Comparison of Financial Condition at December 31, 2003 and September 30, 2003

Total Assets: Total assets increased $8.5 million to $458.2 million at December 31, 2003 from $449.6 million at September 30, 2003. This change is due primarily to an increase in loans of $11.2 million, which was funded by an increase in deposits of $9.3 million and a decrease in the Company's investment in interest bearing deposits in banks.

Cash and Due from Financial Institutions: Cash and due from financial institutions increased to $12.2 million at December 31, 2003 from $8.6 million at September 30, 2003.

Interest Bearing Deposits in Banks: Interest bearing deposits in banks decreased $10.4 million to $19.1 million at December 31, 2003 from $29.5 million at September 30, 2003, as a portion of the Company's short-term deposits were used to fund loan growth and to purchase investment securities.

Securities: Securities increased 3.7 million to $58.0 million at December 31, 2003 from $54.3 million at September 30, 2003. This increase is primarily due to investing a portion of the Company's interest bearing deposits in Banks into U.S. agency securities. At December 31, 2003, the Company's securities' portfolio was comprised of mutual funds of $34.4 million, mortgage-backed securities of $16.1 million, U.S. agency securities of $7.5 million and municipal bonds of $2,000. The mutual funds invest primarily in mortgage-backed products and U.S. agency securities.

Loans: Net loans receivable, including loans held-for-sale, increased by $11.2 million to $333.4 million at December 31, 2003 from $322.2 at September 30, 2003. The increase in the portfolio was primarily a result of a $7.3 million increase in commercial real estate loans, a $3.7 million increase in net construction loans, a $2.0 million increase in consumer loans, and a $1.0 million increase in land loans. These increases were partially offset by a $2.1 million decrease in the Bank's one-to-four family mortgage loan portfolio. Loan originations totaled $54.3 million for the current quarter compared to $50.9 million for the quarter ended December 31, 2002 and
$65.2 million for the quarter ended September 30, 2003.   The Bank sold $10.2
million in fixed rate one-to-four family mortgage loans during the current quarter compared to loan sales of $34.8 million for the quarter ended December 31, 2002 and $20.8 million for the quarter ended September 30, 2003.

President Michael Sand commented, "One-to-four family mortgage loan originations have declined as compared to prior periods, however, prepayments have also decreased which has resulted in growth in the loan portfolio. Timberland's Business Banking Division was successful in originating commercial real estate and business loans during the quarter. The Division was responsible for a significant portion of the quarter's net loan growth."

For additional information, see "Loan Portfolio Composition" section and "Construction and Land Development Loan Portfolio Composition" section included herein.

Real Estate Owned and Other Repossessed Items: Real estate owned ("REO") and other repossessed items increased slightly to $1.264 million at December 31, 2003 from $1.258 million at September 30, 2003. At December 31, 2003, the REO amount was primarily comprised of one-to-four family homes totaling $958,000, land parcels totaling $141,000 and a commercial building totaling $157,000. For additional information, see "Non-performing assets" section included herein.

Premises and Equipment: Premises and equipment increased by $394,000 to $13.8 million at December 31, 2003 from $13.4 million at September 30, 2003. This increase is primarily due to costs associated with the remodeling and expansion of the Bank's home office in Hoquiam.

President Michael Sand provided an update on the Bank's branch expansion plans. " The Bank anticipates opening its 16th full-service office in June 2004. The office will be established in the expanding Gig Harbor Washington market. Richard Pifer of Gig Harbor has been named Vice President and Branch Manager. Mr. Pifer is a 12-year resident of Gig Harbor and has over 23 years of banking experience, most recently with Key Bank."

Deposits: Deposits increased by $9.3 million to $317.0 million at December 31, 2003 from $307.7 million at September 30, 2003, primarily due to a $7.7 million increase in the Bank's N.O.W. checking accounts, a $2.2 million increase in non-interest-bearing accounts, and a $1.3 million increase in certificate of deposit accounts. These increases were partially offset by a $1.1 million decrease in savings accounts and a $793,000 decrease in money market accounts. The Bank continues to focus on attracting transaction accounts rather than higher-rate time deposits. Transaction accounts represent a stronger core deposit relationship than other types of deposit accounts. For additional information, see "Deposit Breakdown" section included herein.

Federal Home Loan Bank ("FHLB") Advances: FHLB advances decreased to $60.1 million at December 31, 2003 from $61.6 million at September 30, 2003. For additional information, see "FHLB Advance Maturity Schedule" included herein.

Shareholders' Equity: Total shareholders' equity increased by $1.2 million to $78.8 million at December 31, 2003 from $77.6 million at September 30, 2003. The components of shareholders' equity were primarily affected by net income of $1.39 million and the payment of $603,000 in dividends to shareholders. Also affecting shareholders' equity was a $108,000 increase to additional paid in capital from the exercise of stock options, a $47,000 decrease in accumulated other comprehensive income, and decreases of $161,000 and $132,000 in the equity components related to unearned shares issued to the Management Recognition and Development Plan and Employee Stock Ownership Plans.

On February 14, 2003 the Company announced a plan to repurchase 380,028 shares of the Company's stock. This marked the Company's eleventh stock repurchase plan. As of December 31, 2003, the Company had purchased 112,108 of these shares and cumulatively had repurchased 2,710,671 (41.0%) of the 6,612,500
shares that were issued when the Company went public in January 1998.   There
were no shares repurchased during the quarter ended December 31, 2003.

Non-performing Assets: The Company's non-performing asset ratio to total asset ratio ("NPA") increased to 1.53% at December 31, 2003 from 1.15% at September 30, 2003, as total non-performing assets increased to $7.02 million from $5.15 million. The ratio increased primarily due to an increase in non-performing loans. Non-performing loans increased by $1.9 million to $5.8 million at December 31, 2003 from $3.9 million at September 30, 2003 as several loans became 90 past days due, and were put on non-accrual status.

The non-performing loan total of $5.8 million at December 31, 2003 consisted of $2.2 million in one-to-four family loans, $1.2 million in one-to-four family construction loans, $1.0 million in land development loans, $774,000 in commercial real estate loans, $415,000 in land loans, $117,000 in commercial business loans, and $90,000 in consumer loans. Despite historically having a higher percentage of non-performing loans than relevant peer group averages, the Company's actual charge-offs have remained low. The Company's net charge-offs to outstanding loans ratio was a minimal .004% for the quarter ended December 31, 2003 and during the last five fiscal years has averaged less than .10% per year. Management's goal is to reduce the non-performing asset to total asset ratio to less than 1.0%.

Several of these non-performing assets were in the process of resolution. Two REO properties with book values totaling $152,000 sold and closed in January, and an offer has been accepted on an additional REO property with a book balance of $466,000. The non-performing land development loan of $872,000 that had previously been reported as under contract of sale for $1,390,000 failed to close and the borrower is seeking outside financing to pay off the debt to Timberland. The Bank cannot assure that properties under contract that have not yet closed will in fact close in accordance with the terms of the applicable earnest money agreements, if at all.

Non Performing Assets
---------------------

The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.

                                              December 31,    September 30,
                                                     2003             2003
                                              ----------------------------
                                                  (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
  One-to-four family                             $  2,170         $  1,409
  Commercial                                          774              538
  Construction and land development                 2,188            1,185
  Land                                                415              521
Consumer loans                                         90              212
Commercial business loans                              30               30
                                                 --------         --------
     Total                                          5,667            3,895


Accruing loans which are contractually
past due 90 days or more:
Commercial business loans                              87               --
                                                 --------         --------
     Total                                             87               --

Total of nonaccrual and
90 days past due loans                              5,754            3,895

Real estate owned and other
repossessed assets                                  1,264            1,258
                                                 --------         --------
     Total nonperforming assets                     7,018            5,153

Restructured loans                                    - -              - -

Nonaccrual and 90 days or more past
due loans as a percentage of loans
receivable, (including loans held for sale)(1)       1.71%            1.19%

Nonaccrual and 90 days or more past
due loans as a percentage of total assets            1.26%            0.87%

Nonperforming assets as a percentage
of total assets                                      1.53%            1.15%

Loans receivable, (including loans
held for sale) (1)                               $337,321         $326,127
                                                 ========         ========

Total assets                                     $458,179         $449,633
                                                 ========         ========

----------------
(1)  Loans receivable is before the allowance for loan losses

Loans Portfolio Composition
---------------------------
The following table sets forth the composition of the Company's loan portfolio by type of loan.

                                 At December 31,          At September 30,
                                      2003                      2003
                               Amount        Percent     Amount      Percent
                               ---------------------     -------------------
                                           (Dollars In thousands)
Mortgage Loans:
  One-to-four family (1)      $  93,246       24.69%    $ 95,371      26.21%
  Multi family                   17,597        4.66       18,241       5.01
  Commercial                    110,233       29.19      102,972      28.30
  Construction and
   land development             100,386       26.58       94,117      25.87
  Land                           16,637        4.40       15,628       4.30
                              ---------      ------     --------     ------
     Total mortgage loans       338,099       89.52      326,329      89.69
Consumer Loans:
  Home equity and second
   mortgage                      21,098        5.59       19,233       5.29
  Other                           8,968        2.37        8,799       2.42
                              ---------      ------     --------     ------

                                 30,066        7.96       28,032       7.71

Commercial business loans         9,532        2.52        9,475       2.60
                              ---------      ------     --------     ------
     Total loans                377,697      100.00%     363,836     100.00%
                                             ======                  ======

Less:
  Undisbursed portion of loans
   in process                   (37,370)                 (34,785)
  Unearned income                (3,006)                  (2,924)
  Allowance for loan losses      (3,926)                  (3,891)
                               --------                 --------
Total loans receivable, net    $333,395                 $322,236
                               ========                 ========

--------------
(1)   Includes loans held-for-sale.

Construction and Land Development Loan Portfolio Composition
------------------------------------------------------------
The following table sets forth the composition of the Company's construction and land development loan portfolio as of the dates indicated.

                                 At December 31,          At September 30,
                                      2003                      2003
                               Amount        Percent     Amount      Percent
                               ---------------------     -------------------
                                           (Dollars In thousands)

Custom and owner/builder
 const.                        $ 53,203       53.00%     $49,876      52.99%
Speculative construction         28,383       28.27       26,350      28.00
Commercial real estate           10,735       10.69        6,825       7.25
Multi-family                      3,097        3.09        3,940       4.19
Land development                  4,968        4.95        7,126       7.57
                               --------      ------      -------     ------
   Total construction loans    $100,386      100.00%     $94,117     100.00%
                               ========      ======      =======     ======

Activity in the Allowance for Loan Losses
-----------------------------------------

Activity in the allowance for loan losses in the three months ended December 31, 2003 and 2002 is as follows:

                                               2003           2002
                                              ---------------------
                                              (Dollars in thousands)
Balance beginning of period                   $3,891         $3,630
Provision for loan losses                         50            173
Loans charged off                                (25)           (38)
Recoveries on loans previously charged off        10             12
Net charge offs                                  (15)           (26)
                                              ------         ------
Balance at end of period                      $3,926         $3,777
                                              ======         ======

Deposit Breakdown
-----------------

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                        December 31, 2003   September 30, 2003
                                        -----------------   ------------------
                                          (in thousands)       (in thousands)

Non-interest bearing                         $ 31,350             $ 29,133
N.O.W. checking                                65,339               57,614
Savings                                        48,433               49,572
Money market accounts                          38,651               39,444
Certificates of deposit under $100,000        110,051              109,720
Certificates of deposit $100,000 and over      23,176               22,189
                                             --------             --------
                      Total Deposits         $317,000             $307,672
                                             ========             ========


FHLB Advance Maturity Schedule
------------------------------
The Bank's Federal Home Loan Bank borrowings mature at various dates through
January 2011 and bear interest at rates ranging from 3.8% to 6.6%.   Principal
reduction amounts due for future years ending September 30 are as follows (dollars in thousands):

2004              $ 5,128
2005                4,583
2006               10,591
2007                   64
2008               15,070
Thereafter         24,628
                  -------
Total             $60,064
                  =======

A portion of these advances have a putable feature and may be called by the FHLB earlier than the above schedule indicates.

Comparison of Operating Results for the Three Months Ended December 31, 2003 and 2002

Net Income: Net income for the quarter ended December 31, 2003 was $1.39 million, or $0.34 per diluted share ($0.36 per basic share) compared to $1.87 million, or $0.46 per diluted share ($0.48 per basic share) for the quarter ended December 31, 2002. The lower earnings for the current quarter were primarily a result of decreased income from loan sales and increased non-interest expenses related to technology improvements, higher employee costs resulting from a larger employee base, and higher premises and equipment expenses due to additional branches and remodeling costs.

The $0.12 per share decrease in earnings was primarily a result of the $634,000 ($418,000 net of income tax - $0.10 per diluted share) decrease in non-interest income and the $335,000 ($221,000 net of income tax - $0.05 per diluted share) increase in non-interest expense. These items were partially offset by a $239,000 ($158,000 net of income tax - $0.04 per diluted share) increase in net interest income after provision for loan losses.

Net Interest Income: Net interest income increased $116,000 to $4.86 million for the quarter ended December 31, 2003 from $4.75 million for the quarter ended December 31, 2002, primarily due to a larger interest earning asset base and a decrease in the Company's funding costs. Average total interest earning assets increased by $12.8 million to $418.3 million for the current quarter from $405.5 million for the quarter ended December 31, 2002. Total interest expense decreased by $482,000 to $1.98 million for the quarter ended December 31, 2003 from $2.46 million for the quarter ended December 31, 2002 as the
Bank's total cost of funds decreased to 2.30% from 2.95%.   Total interest
income decreased $366,000 to $6.84 million for the quarter ended December 31, 2003 from $7.21 million for the quarter ended December 31, 2002, primarily due to a reduction in average yields on earning assets. The yield on earning assets was 6.54% for the quarter ended December 31, 2003 compared to 7.11% for the quarter ended December 31, 2002. As a result of these changes, the net interest margin decreased slightly to 4.65% for the quarter ended December 31, 2003 from 4.68% for the quarter ended December 31, 2002.

Provision for Loan Losses: The provision for loan losses for the quarter ended December 31, 2003 decreased $123,000 to $50,000 from $173,000 for the quarter ended December 31, 2002. The Bank has established a systematic methodology for the determination of provisions for loan losses. On a quarterly basis the Bank performs an analysis taking into consideration historic loss experience for various loan segments, changes in economic conditions, delinquency rates, and other factors to determine the level of allowance for loan losses needed.

Based on its analysis, management deemed the allowance for loan losses of $3.93 million at December 31, 2003 (1.17% of loans receivable and 68.2% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.
The allowance for loan losses was $3.78 million (1.21% of loans receivable and 90.6% of non-performing loans) at December 31, 2002. The balance of the allowance for loan losses was increased because the size of the loan portfolio and the level of non-performing loans increased. The Company had a net charge-off of $15,000 for the current quarter compared to a net charge-off of $26,000 in the same quarter of 2002. For additional information, see the "Activity in the Allowance for Loan Losses" section included herein.

Non-interest Income: Total non-interest income decreased $634,000 to $1.01 million for the quarter ended December 31, 2003 from $1.65 million for the quarter ended December 31, 2002, primarily due to a $391,000 decrease in income from loan sales (gain on sale of loans and servicing income on loans sold), an $81,000 decrease in service charges on deposits, a $37,000 decrease in ATM transaction fees, and a $33,000 decrease in loan application fees. Income from loan sales decreased as mortgage banking activity slowed. The Bank sold $10.2 million in fixed rate one-to-four mortgages during the quarter ended December 31, 2003 compared to $34.8 million for the same period a year ago. The decrease in deposit service charges is primarily a result of fewer overdrafts by transaction account customers and a higher than normal amount of fees waived during the first three months after the Bank's technology conversion date.

Non-interest Expense: Total non-interest expense increased by $335,000 to $3.83 million for the quarter ended December 30, 2003 from $3.49 million for the quarter ended December 31, 2002. The increase is primarily a result of expenses related to the Bank's technology-related enhancements, increased employee expenses, and increased premises and equipment expenses.

The technology-related conversion expenses totaled $118,000 for the current quarter and are reflected in the income statement under salaries and employee benefits ($62,000) and other non-interest expenses ($56,000). For additional information on the technology conversion, see the "Technology Improvement Update" section included herein.

In addition to the conversion related expenses for employee overtime, salaries and employee benefit expenses also increased by $100,000 due to a larger employee base, annual salary adjustments, and increased medical insurance
costs.   The number of full-time equivalent employees increased to 184 at
December 31, 2003 from 166 at December 31, 2002. The Bank's employee base grew during this period as two branches were opened and staffing levels in several other departments were increased. Premises and equipment expenses increased by $99,000 to $462,000 for the current quarter from $363,000 for the quarter ended December 31, 2002, primarily due to the additional branches opened and the remodeling and expansion of the Bank's main office.

President Michael Sand commented on the impact of the new branches. "We have continued our branching initiatives by branching into markets we consider beneficial for our franchise. Branching has placed us near larger population groups and has enabled us to operate in several diverse economies."

Provision for Income Taxes: The provision for income taxes decreased to $611,000 for the quarter ended December 31, 2003 from $860,000 for the quarter ended December 31, 2002. The Company's effective tax rate was 30.6% for the three months ended December 31, 2003 compared to 31.5% for the three months ended December 31, 2002. The lower effective tax rates resulted primarily from a higher percentage of tax-exempt income during the current quarter.

Technology Improvement Update
-----------------------------
The Company incurred additional expenses associated with the technology improvements that were implemented in the previous quarter. In August 2003, Timberland converted to the Kirchman Bankway core processing system from its in-house supported system. The Bank also upgraded its Internet banking system, its loan platform system and changed its ATM service provider. These technology enhancements were undertaken to provide additional opportunities to serve and expand the Bank's customer base. The Company incurred expenses of $118,000 ($78,000 net of income tax - $0.02 per diluted share) related to the technology enhancements and associated conversion costs during the current quarter. The Company estimates that the remaining expenses from this technology improvement project will be incurred during the March 31, 2004 quarter and will amount to less than $0.01 per diluted share. While the technology upgrades have reduced profitability in the short term, we believe the investment will be beneficial for our customers and ultimately to our long-term investors.


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

An analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the three months ended December 31, 2003. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchases of securities, and the net change in loans. Financing activities present the cash flows associated with the Company's deposit accounts and other borrowings.

The Company's consolidated total of cash and due from financial institutions and interest bearing deposits in bank's decreased by $6.8 million to $31.3 million at December 31, 2003 from $38.1 million at September 30, 2003. The Company's liquid assets decreased primarily a result of funding loan growth and purchasing additional investment securities. Also partially funding the $11.2 million increase in the loan portfolio was an increase of $9.3 million in customer deposits.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2003, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 28.8%. The Bank also maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of $155.5 million, under which $60.1 million was outstanding at December 31, 2003.

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

The Bank's primary investing activity is the origination of one-to-four family mortgage loans, commercial mortgage loans, and construction and land development loans. At December 31, 2003, the Bank had loan commitments totaling $34.9 million and undisbursed loans in process totaling $37.4 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2003 totaled $100.9 million. Historically, the Bank has been able to retain a significant amount of its certificates of deposit as they mature.

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At December 31, 2003, the Bank was in compliance with all applicable capital requirements. For additional details see "Regulatory Capital".

Regulatory Capital
------------------

The following table compares the Bank's regulatory capital at December 31, 2003 to its minimum regulatory capital requirements at that date (dollars in thousands):

                                                           Percent of
                                       Amount        Adjusted Total Assets (1)
                                      -------        ------------------------
Tier 1 (leverage) capital             $67,429                 15.0%
Tier 1 (leverage) capital
 requirement                           17,929                  4.0
                                      -------                 ----
Excess                                $49,500                 11.0%
                                      =======                 ====

Tier 1 risk adjusted capital          $67,429                 20.0%
Tier 1 risk adjusted capital
 requirement                           13,480                  4.0
                                      -------                 ----
Excess                                $53,949                 16.0%
                                      =======                 ====

Total risk based capital              $71,335                 21.2%
Total risk based capital
 requirement                           26,960                  8.0
                                      -------                 ----
Excess                                $44,375                 13.2%
                                      =======                 ====

---------------
(1) For the Tier 1 (leverage) capital, percent of total average assets of $448.2 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $337.0 million.

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                            KEY FINANCIAL RATIOS
                 (Dollars in thousands, except per share data)

                                          For the Three Months Ended
                                  December 31,   September 30,   December 31,
                                         2003            2003           2002
                                  -------------------------------------------
PERFORMANCE RATIOS:
Return on average assets (1)             1.22%           1.28%          1.72%
Return on average equity (1)             7.11%           7.46%          9.96%
Net interest margin (1)                  4.65%           4.49%          4.68%
Efficiency ratio                        65.13%          65.50%         54.62%


                                  December 31,   September 30,   December 31,
                                         2003            2003           2002
                                  -------------------------------------------
ASSET QUALITY RATIOS:
Non-performing loans                  $ 5,754         $ 3,895        $ 4,169
REO & other repossessed assets          1,264           1,258            692
Total non-performing assets             7,018           5,153          4,861
Non-performing assets to total
 assets                                  1.53%           1.15%          1.12%
Allowance for loan losses to
 non-performing loans                   68.23%          99.90%         90.60%

Book Value Per Share (2)              $ 18.51         $ 18.25        $ 17.52
Book Value Per Share (3)              $ 20.05         $ 19.77        $ 19.07

--------------
(1)  Annualized
(2)  Calculation includes ESOP shares not committed to be released
(3)  Calculation excludes ESOP shares not committed to be released



                                          For the Three Months Ended
                                  December 31,   September 30,   December 31,
                                         2003            2003           2002
                                  -------------------------------------------
AVERAGE BALANCE SHEET:
Average Total Loans                 $ 336,601       $ 322,900       $325,200
Average Total Interest Earning
 Assets                               418,266         416,886        405,514
Average Total Assets                  453,276         448,746        434,880
Average Total Interest Bearing
 Deposits                             283,660         271,947        272,037
Average FHLB Advances                  60,036          61,653         61,735
Average Shareholders' Equity           77,987          77,218         75,000

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There were no material changes in information concerning market risk from the information provided in the Company's Form 10-K for the fiscal year ended September 30, 2003.

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

   (b) Changes in Internal Controls: In the quarter ended December 31, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls. A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank's conversion to a new core processing system in August 2003. The Company also continued to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
Neither the Company nor the Bank is a party to any material legal proceedings at this time. Further, neither the Company nor the Bank is aware of the threat of any such proceedings. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 2.  Changes in Securities, Use of Proceeds, and Issuer Purchases of
------------------------------------------------------------------------
         Equity Securities
         -----------------
Change in Securities -- None to be reported.
Use of proceeds -- None to be reported.
Issuer Purchases of Equity Securities -- None to be reported.

Item 3.  Defaults Upon Senior Securities
----------------------------------------
None to be reported.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None to be reported.

Item 5.  Other Information
--------------------------
None to be reported.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
   (a)  Exhibits

        3.1   Articles of Incorporation of the Registrant (1)
        3.2   Bylaws of the Registrant (1)
        3.3   Amendment to Bylaws (2)
        10.1  Employee Severance Compensation Plan (3)
        10.2  Employee Stock Ownership Plan (3)
        10.3  1999 Stock Option Plan (4)
        10.4  Management Recognition and Development Plan (4)
        10.5  2003 Stock Option Plan (5)
        31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act
        31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act
        32 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act

        -----------------
       (1) Incorporated by reference to the Registrant's Registration Statement of Form S-1 (333- 35817).
       (2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2002.
       (3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
       (4) Incorporated by reference to the Registrant's 1999 Annual Meeting Proxy Statement dated December 15, 1998.
       (5) Incorporated by reference to the Registrant's 2004 Annual Meeting Proxy Statement dated December 24, 2003.

(b) Reports on Form 8-K. Timberland Bancorp, Inc. filed a Form 8-K on November 18, 2003 that contained the Company's earnings release report for the quarter ended September 30, 2003.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Timberland Bancorp, Inc.


Date:  February 12, 2003            By:/s/ Michael R. Sand
                                       --------------------------------
                                       Michael R. Sand
                                       Chief Executive Officer
                                       (Principal Executive Officer)

Date:  February 12, 2003             By:/s/ Dean J. Brydon
                                        -------------------------------
                                        Dean J. Brydon
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                    Exhibit 31.1
          Certification of Chief Executive Officer Pursuant to Section 302
                              of the Sarbanes Oxley Act

I, Michael R. Sand, certify that:

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

Date: February 12, 2004

                                          /s/ Michael R. Sand
                                          ------------------------------
                                          Michael R. Sand
                                          Chief Executive Officer

                               Exhibit 31.2
       Certification of Chief Financial Officer Pursuant to Section 302
                          of the Sarbanes Oxley Act

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

Date: February 12, 2004

                                          /s/ Dean J. Brydon
                                          ------------------------------
                                          Dean J. Brydon
                                          Chief Financial Officer

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


     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

     * the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     * the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.




/s/ Michael R. Sand                         /s/ Dean J. Brydon
--------------------------------            ---------------------------------
Michael R. Sand                             Dean J. Brydon
Chief Executive Officer                     Chief Financial Officer



Date:   February 12, 2004