Form 10-Q
period 2004-03-31
TIMBERLAND BANCORP INC
filed 2004-05-14
CIK 1046050

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

             [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2004

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

                                    98550
                                 (Zip Code)

                               (360) 533-4747
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                   -----     -----

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
Yes  X   No
   -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     CLASS                           SHARES OUTSTANDING AT APRIL 30, 2004
     -----                           ------------------------------------
common stock, $.01 par value                       3,495,151




                                    INDEX

                                                                       Page
                                                                       ----
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets                          3

          Condensed Consolidated Statements of Income                    4

          Condensed Consolidated Statements of Shareholders' Equity      5

          Condensed Consolidated Statements of Cash Flows                6-7

          Condensed Consolidated Statements of Comprehensive Income      8

          Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                   9-11

 Item 2.  Management's Discussion and Analysis of Financial Condition    12-24
          and Results of Operations

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk     24

 Item 4.  Controls and Procedures                                        25

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                              25

 Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
            Of Equity Securities                                         25

 Item 3.  Defaults Upon Senior Securities                                25

 Item 4.  Submission of Matters to a Vote of Security Holders            26

 Item 5.  Other Information                                              26

 Item 6.  Exhibits and Reports on Form 8-K                               26

SIGNATURES                                                               27




PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------
                  TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    March 31, 2004 and September 30, 2003
                            Dollars in Thousands
                                (unaudited)

                                                  March 31,     September 30,
                                                      2004              2003
                                                ----------------------------
Assets
Cash and due from financial institutions         $  11,715       $     8,587
Interest bearing deposits in banks                   9,311            29,511
Investments and mortgage backed securities
 held to maturity                                      218               279
Investments and mortgage backed securities
 available for sale                                 55,800            54,031
Federal Home Loan Bank stock                         5,577             5,454

Loans receivable                                   337,778           325,126
Loans held for sale                                    703             1,001
Less: Allowance for loan losses                     (3,927)           (3,891)
                                                ----------------------------
     Total Loans                                   334,554           322,236
                                                ----------------------------

Accrued interest receivable                          1,717             1,687
Premises and equipment                              13,763            13,429
Real estate owned and other repossessed items          484             1,258
Bank owned life insurance ("BOLI")                  10,793            10,566
Other assets                                         2,392             2,595
                                                ----------------------------
     Total Assets                                $ 446,324         $ 449,633
                                                ----------------------------

Liabilities and Shareholders' Equity

Liabilities
Deposits                                         $ 317,020         $ 307,672
Federal Home Loan Bank advances                     55,022            61,605
Other liabilities and accrued expenses               2,774             2,745
                                                ----------------------------
     Total Liabilities                             374,816           372,022
                                                ----------------------------

Shareholders' Equity
Common Stock, $.01 par value; 50,000,000
 shares authorized; March 31, 2004 - 3,903,338
 issued, 3,495,151 outstanding September 30,
 2003 - 4,251,680 issued, 3,843,493 outstanding
 (unallocated ESOP shares and unvested MRDP
 shares are not considered outstanding)                 39                43
Additional paid in capital                          25,459            33,775
Unearned shares - Employee Stock Ownership Plan     (4,626)           (4,891)
Unearned shares - Management Recognition &
 Development Plan                                     (860)           (1,182)
Retained earnings                                   51,313            49,699
Accumulated other comprehensive income                 183               167
                                                ----------------------------
     Total Shareholders' Equity                     71,508            77,611
                                                ----------------------------
     Total Liabilities and Shareholders' Equity $  446,324         $ 449,633
                                                ----------------------------

       See notes to unaudited condensed consolidated financial statements




                     TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           For the three and six months ended March 31, 2004 and 2003
                  Dollars in Thousands, Except Per Share Amounts
                                   (unaudited)

                                       Three Months           Six Months
                                      Ended March 31,       Ended March 31,
                                      2004       2003       2004       2003
                                    ------------------    ------------------

Interest and Dividend Income
Loans receivable                    $ 6,193    $ 6,379    $12,476    $12,962
Investments and mortgage-backed
 securities                             239        244        483        487
Dividends from investments              250        287        519        546
Interest bearing deposits in banks       36         83         81        205
                                    ------------------    ------------------
  Total interest and dividend income  6,718      6,993     13,559     14,200

Interest Expense
Deposits                              1,082      1,412      2,210      3,023
Federal Home Loan Bank advances         810        831      1,661      1,681
                                    ------------------    ------------------
  Total interest expense              1,892      2,243      3,871      4,704
                                    ------------------    ------------------
  Net interest income                 4,826      4,750      9,688      9,496
Provision for Loan Losses                30        107         80        280
                                    ------------------    ------------------
  Net interest income after
   provision for loan losses          4,796      4,643      9,608      9,216
Non-Interest Income
Service charges on deposits             450        461        899        992
Gain on sale of loans, net              256        394        426        823
Loss on sale of securities               (6)       - -         (6)       - -
BOLI net earnings                       112        134        227        269
Escrow fees                              28         61         72        135
Servicing income (expense) on
 loans sold                              14         83         (4)       195
ATM transaction fees                    147        189        296        375
Other                                   116        177        218        356
                                    ------------------    ------------------
  Total non-interest income           1,117      1,499      2,128      3,145

Non-interest Expense
Salaries and employee benefits        2,234      2,031      4,406      4,041
Premises and equipment                  465        370        927        733
Advertising                             201        176        352        380
Loss (gain) from real estate
 operations & write-downs               (90)        42        (74)        73
ATM expenses                             91        152        192        301
Other                                   942        763      1,866      1,496
                                    ------------------    ------------------
  Total non-interest expense          3,843      3,534      7,669      7,024

Income before federal income taxes    2,070      2,608      4,067      5,337
Federal Income Taxes                    647        818      1,258      1,678
                                    ------------------    ------------------
  Net Income                        $ 1,423    $ 1,790    $ 2,809    $ 3,659
Earnings Per Common Share:
  Basic                             $  0.38    $  0.47    $  0.74    $  0.95
  Diluted                           $  0.36    $  0.45    $  0.71    $  0.91
Weighted average shares
 outstanding:
  Basic                           3,702,491  3,820,273  3,774,929  3,838,604
  Diluted                         3,901,469  4,009,862  3,975,302  4,010,795

      See notes to unaudited condensed consolidated financial statements



                              TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For the year ended September 30, 2003 and the six months ended March 31, 2004
                               Dollars in Thousands Except Common Stock Shares
                                             (unaudited)

                                                            Unearned
                                                              Shares    Unearned
                                                           Issued to      Shares       Accumulated
                                                            Employee   Issued to             Other
                               Common  Common  Additional      Stock  Management           Compre-
                         Stock Shares   Stock     Paid-In  Ownership Recognition  Retained hensive
                          Outstanding  Amount     Capital      Trust        Plan  Earnings  Income   Total
                          -----------  ------     -------      -----  ----------  --------  ------   ------
Balance, Oct. 1, 2002      3,856,536     $43       $35,857    ($5,419)  ($1,826)   $45,210   $ 531  $74,396
Net income                       - -     - -           - -        - -       - -      6,639     - -    6,639
Repurchase of
 common stock               (188,367)     (1)       (3,851)       - -       - -        - -     - -   (3,852)
Exercise of stock options     99,071       1         1,490        - -       - -        - -     - -    1,491
Cash dividends
 ($.50 per share)                - -     - -           - -        - -       - -     (2,150)    - -   (2,150)
Earned ESOP shares            35,267     - -           120        528       - -        - -     - -      648
Earned MRDP shares            40,986     - -           159        - -       644        - -     - -      803
Change in fair value of
 securities available
 for sale, net of tax            - -     - -           - -        - -       - -        - -    (364)    (364)
                           --------------------------------------------------------------------------------

Balance, Sept. 30, 2003    3,843,493      43        33,775     (4,891)   (1,182)    49,699     167   77,611
                           --------------------------------------------------------------------------------

Net income                       - -     - -           - -        - -       - -      2,809     - -    2,809
Repurchase of
 common stock               (411,316)     (4)       (9,485)       - -       - -        - -     - -   (9,489)
Exercise of stock options     62,974     - -           996        - -       - -        - -     - -      996
Cash dividends
 ($.28 per share)                - -     - -           - -        - -       - -     (1,195)    - -   (1,195)
Earned ESOP shares               - -     - -           150        265       - -        - -     - -      415
Earned MRDP shares               - -     - -            23        - -       322        - -     - -      345
Change in fair value of
 securities available
 for sale, net of tax            - -     - -           - -        - -       - -        - -      16       16
                           --------------------------------------------------------------------------------

Balance, Mar. 31, 2004     3,495,151    $ 39       $25,459    ($4,626)    ($860)   $51,313    $183  $71,508
                           --------------------------------------------------------------------------------

                See notes to unaudited condensed consolidated financial statements




                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the six months ended March 31, 2004
                             Dollars in Thousands
                                  (unaudited)

                                                    Six Months Ended March 31,
Cash Flow from Operating Activities                        2004         2003
                                                    -------------------------
Net income                                              $ 2,809      $ 3,659
                                                        --------------------
Noncash revenues, expenses, gains and losses
 included in income:
  Depreciation                                              386          299
  Federal Home Loan Bank stock dividends                   (124)        (174)
  Earned ESOP Shares                                        345          384
  Earned MRDP Shares                                        415          352
  Loss on sale of securities available for sale               6          - -
  Loss (gain) on sale of real estate owned, net            (115)          10
  BOLI cash surrender value increase                       (227)        (269)
  Gain on sale of loans                                    (426)        (823)
  Provision for loan and real estate owned losses            91          307
Loans originated for sale                               (22,574)     (61,608)
Proceeds from sale of loans                              23,298       63,126
Net decrease (increase) in other assets                     172         (395)
Increase (decrease) in other liabilities and
 accrued expenses, net                                       29         (823)
                                                        --------------------
Net Cash Provided by Operating Activities                 4,085        4,045

Cash Flow from Investing Activities
Net decrease (increase) in interest-bearing
 deposits in banks                                       20,200       (4,582)
Purchase of securities available for sale                (9,000)     (15,500)
Proceeds from maturities of securities available
 for sale                                                 5,703        4,278
Proceeds from sales of securities available for sale      1,600          - -
Decrease (increase) in loans receivable, net            (12,696)      12,846
Additions to premises and equipment                        (720)      (1,654)
Additions to real estate owned                              (87)        (525)
Proceeds from sale of real estate owned                     965          268
                                                        --------------------
Net Cash Provided by (Used in) Investing Activities       5,965       (4,869)

Cash Flow from Financing Activities
Increase in deposits, net                                 9,348        4,263
Decrease in Federal Home Loan Bank advances, net         (6,582)         (75)
Proceeds from exercise of stock options                     996          344
Repurchase of common stock                               (9,489)      (2,204)
Payment of dividends                                     (1,195)      (1,045)
                                                        --------------------
Net Cash Provided by (Used in) Financing Activities      (6,922)       1,283

Net Change in Cash                                        3,128          459
Cash and Due from Financial Institutions
  Beginning of period                                     8,587       10,580
                                                        --------------------
  End of period                                         $11,715      $11,039
                                                        --------------------


See notes to unaudited condensed consolidated financial statements (continued)




                                                    Six Months Ended March 31,
                                                           2004         2003
                                                    -------------------------
Supplemental Disclosure of Cash Flow Information
  Income taxes paid                                     $   775      $ 1,675
  Interest paid                                           3,884        4,716


Supplemental Disclosure of Noncash Investing Activities
  Market value adjustment of securities held for sale,
   net of tax                                                16          (83)
  Loans transferred to real estate owned                     76          480



     See notes to unaudited condensed consolidated financial statements




                  TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
          For the three and six months ended March 31, 2004 and 2003
                             Dollars in Thousands
                                 (unaudited)


                                           Three Months       Six Months
                                          Ended March 31,    Ended March 31,
                                           2004     2003      2004     2003
                                          ---------------   ----------------
Comprehensive Income:
  Net Income                              $1,423   $1,790   $2,809    $3,659
  Change in fair value of securities
   available for sale, net of tax             63      (79)      16       (83)
                                          ---------------   ----------------

Total Comprehensive Income                $1,486   $1,711   $2,825    $3,576



      See notes to unaudited condensed consolidated financial statements




Timberland Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Timberland Bancorp, Inc. 2003 Annual Report on Form 10-K. The results of operations for the six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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





(2) EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options and awarded but not released Management Recognition and Development Plan ("MRDP") shares. In accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans (ESOP), issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At March 31, 2004 and 2003, there were 326,216 and 361,483 ESOP shares, respectively, that had not been allocated.


                                     Three Months             Six Months
                                    Ended March 31,         Ended March 31,
                                    2004       2003        2004        2003
                                ----------------------  ----------------------

Basic EPS computation
 Numerator - Net Income         $1,423,000  $1,790,000  $2,809,000  $3,659,000
 Denominator - Weighted average
  common shares outstanding      3,702,491   3,820,273   3,774,929   3,838,604

Basic EPS                       $     0.38  $     0.47  $     0.74  $     0.95

Diluted EPS computation
 Numerator - Net Income         $1,423,000  $1,790,000  $2,809,000  $3,659,000
 Denominator - Weighted average
  common shares outstanding      3,702,491   3,820,273   3,774,929   3,838,604
Effect of dilutive stock options   167,605     159,133     171,979     148,102
Effect of dilutive MRDP             31,373      30,456      28,394      24,089
                                ----------  ----------  ----------  ----------
Weighted average common shares
 and common stock equivalents    3,901,469   4,009,862   3,975,302   4,010,795

Diluted EPS                     $     0.36  $     0.45  $     0.71  $     0.91




(3) STOCK BASED COMPENSATION
At March 31, 2004 the Company has an employee and director stock option plan. The Company accounts for options granted under that plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as the exercise price for all options granted under the plan was equal to the market value of the Company's stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three and six months ended March 31, 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation for the effects of all options granted:


                                    Three Months             Six Months
                                   Ended March 31,         Ended March 31,
                                   2004       2003        2004        2003
                               ----------------------  ----------------------
Net income as reported         $1,423,000  $1,790,000  $2,809,000  $3,659,000
Less total stock-based
 compensation expense
 determined under fair
 value method for all
 qualifying awards                (43,000)    (44,000)    (80,000)    (86,000)

Pro forma net income            1,380,000   1,746,000   2,729,000   3,573,000

Earnings per share:
  Basic:
    As reported                $     0.38  $     0.47  $     0.74  $     0.95
    Pro forma                        0.37        0.46        0.72        0.93

  Diluted:
    As reported                $     0.36  $     0.45  $     0.71  $     0.91
    Pro forma                        0.36        0.44        0.69        0.90


(4)  DIVIDEND / SUBSEQUENT EVENT
On April 28, 2004, the Company announced a quarterly cash dividend of $0.14 per common share. The dividend is to be paid May 24, 2004, to shareholders of record as of the close of business May 10, 2004.

(5) RECENT ACCOUNTING PRONOUNCEMENTS
None




Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operation
          --------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three and six months ended March 31, 2004. This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward looking statements may describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include competition in the financial services market for both deposits and loans, interest rate trends, the economic climate in the Company's market areas and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.


Comparison of Financial Condition at March 31, 2004 and September 30, 2003

Total Assets: Total assets decreased $3.3 million to $446.3 million at March 31, 2004 from $449.6 million at September 30, 2003 primarily due to a decrease in the Company's interest bearing deposits in banks. The balance in the Company's interest bearing deposits decreased by $20.2 million primarily due to the repurchase of 411,316 shares of Timberland Bancorp, Inc. stock for $9.5 million and the repayment of $6.6 million of Federal Home Loan Bank advances.

Partially offsetting the decrease in interest bearing balances was a $12.3 million increase in net loans receivable, a $3.1 million increase in cash and due from financial institutions, and a $1.7 million increase in investment securities. A portion of the increased loan portfolio was funded by a $9.3 million increase in deposits.

Cash and Due from Financial Institutions: Cash and due from financial institutions increased to $11.7 million at March 31, 2004 from $8.6 million at September 30, 2003.

Interest Bearing Deposits in Banks: Interest bearing deposits in banks decreased $20.2 million to $9.3 million at March 31, 2004 from $29.5 million at September 30, 2003, as a portion of the Company's short-term deposits were used to fund the share repurchase plans, to repay FHLB advances, to fund loans, and to purchase investment securities.

Securities: Securities increased $1.7 million to $56.0 million at March 31, 2004 from $54.3 million at September 30, 2003. This increase is primarily due to investing a portion of the Company's interest bearing deposits in Banks into U.S. agency securities. At March 31, 2004, the Company's securities' portfolio was comprised of mutual funds of $32.8 million, mortgage-backed securities of $15.2 million, and U.S. agency securities of $8.0 million. The mutual funds invest primarily in mortgage-backed products and U.S. agency securities.

Loans: Net loans receivable, including loans held-for-sale, increased by $12.3 million to $334.6 million at March 31, 2004 from $322.2 at September 30, 2003. The increase in the portfolio was primarily a result of a $6.5 million increase in commercial real estate loans, a $4.6 million increase in construction loans (net of undisbursed portion), a $1.9 million increase in consumer loans, and a $1.6 million increase in land loans. These increases were partially offset by a $2.1 million decrease in the Bank's one-to-four family mortgage loan portfolio. Loan originations totaled $32.4 million and $86.7 million for the three and six months ended March




31, 2004, compared to $58.5 million and $109.3 million for the same periods a year earlier. The Bank sold $12.6 million and $22.9 million in fixed rate one-to-four family mortgage loans for the three and six months ended March 31, 2004, compared to $27.5 million and $62.3 million for the same periods a year earlier.

President Michael Sand commented on loan demand, "While we have seen a reduction in the volume of refinanced mortgages we are pleased with the level of residential construction loans we have originated and we continue to see strong demand for commercial real estate loans through our Business Banking Division."

For additional information, see "Loan Portfolio Composition" section and "Construction and Land Development Loan Portfolio Composition" section included herein.

Real Estate Owned and Other Repossessed Items: Real estate owned ("REO") and other repossessed items decreased to $484,000 at March 31, 2004 from $1.258 million at September 30, 2003 as several properties were sold. At March 31, 2004, the REO amount was primarily comprised of one-to-four family homes totaling $338,000 and land parcels totaling $136,000. For additional information, see "Non-performing assets" section included herein.

Premises and Equipment: Premises and equipment increased by $334,000 to $13.8 million at March 31, 2004 from $13.4 million at September 30, 2003. This increase is primarily due to costs associated with the remodeling and expansion of the Bank's home office in Hoquiam, and costs associated with preparing the Gig Harbor branch for opening.

President Michael Sand provided an update on the Bank's branch expansion plans. " The Bank anticipates opening its 16th full-service office in June 2004. The office will be established in the expanding Gig Harbor Washington market. Richard Pifer of Gig Harbor has been named Vice President and Branch Manager. Mr. Pifer is a 12-year resident of Gig Harbor and has over 23 years of banking experience."

Deposits: Deposits increased by $9.3 million to $317.0 million at March 31, 2004 from $307.7 million at September 30, 2003, primarily due to a $14.7 million increase in the Bank's N.O.W. checking accounts and a $992,000 increase in non-interest bearing accounts. These increases were partially offset by a $3.5 million decrease in money market accounts, $1.6 million decrease in certificate of deposit accounts, and a $1.2 million decrease in savings accounts. The Bank continues to focus on attracting transaction accounts rather than higher-rate time deposits. Transaction accounts represent a stronger core deposit relationship than other types of deposit accounts. For additional information, see "Deposit Breakdown" section included herein.

Federal Home Loan Bank ("FHLB") Advances: FHLB advances decreased to $55.0 million at March 31, 2004 from $61.6 million at September 30, 2003 as the Bank was able to repay a maturing advance. For additional information, see "FHLB Advance Maturity Schedule" included herein.

Shareholders' Equity: Total shareholders' equity decreased by $6.1 million to $71.5 million at March 31, 2004 from $77.6 million at September 30, 2003, primarily due to the repurchase of 411,316 shares of the Company's stock for $9.5 million and the payment of $1.2 million in dividends to shareholders. Partially offsetting these decreases to equity, were net income of $2.8 million and a $1.0 million increase to additional paid in capital from the exercise of stock options. Also affecting shareholders' equity were decreases of $322,000 and $265,000 in the equity components related to unearned shares issued to the Management Recognition and Development Plan and the Employee Stock Ownership Plans.

On February 23, 2004, the Company announced the completion of its 11th stock repurchase plan. The Company repurchased 380,038 shares at an average price of $22.64 per share. The Company repurchased 267,930 of these shares during the quarter ended March 31, 2004.





On February 27, 2004, the Company announced a plan to repurchase 360,670 shares of the Company's stock. This marked the Company's 12th stock repurchase plan. As of March 31, 2004, the Company has repurchased 143,386 of these shares at an average price of $23.01 per share. Cumulatively the Company has repurchased 3,121,987 (47.2%) of the 6,612,500 shares that were issued when the Company went public in January 1998 at an average price of $14.79 per share. For additional information, see Item 2 of Part II of this Form 10-Q.

Non-performing Assets: The Company's non-performing asset ratio to total asset ratio ("NPA") decreased to 1.00% at March 31, 2004 from 1.15% at September 30, 2003, as total non-performing assets decreased to $4.44 million from $5.15 million. The ratio decreased primarily due to a $774,000 decrease in real estate owned balances.

The non-performing loan total of $4.0 million at March 31, 2004 consisted of $1.1 million in one-to-four family loans, $872,000 in land development loans, $850,000 in one-to-four family construction loans, $707,000 in commercial real estate loans, $392,000 in land loans, $30,000 in commercial business loans, and $22,000 in consumer loans. Despite historically having a higher percentage of non-performing loans than relevant peer group averages, the Company's actual charge-offs have remained low. The Company's net charge-offs to outstanding loans ratio was a minimal .01% for the quarter ended March 31, 2004 and during the last five fiscal years has averaged less than .10% per year.




Non Performing Assets
---------------------
The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.

                                               March 31,        September 30,
                                                   2004                 2003
                                              ------------------------------
                                                    (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
  One-to-four family                          $   1,086            $   1,409
  Commercial                                        556                  538
  Construction and land development               1,722                1,185
  Land                                              392                  521
Consumer loans                                       22                  212
Commercial business loans                            30                   30
                                              ---------            ---------
     Total                                        3,808                3,895


Accruing loans which are contractually
past due 90 days or more:
Commercial mortgage loans                           151                   --
                                              ---------            ---------
     Total                                          151                    -

Total of nonaccrual and
90 days past due loans                            3,959                3,895

Real estate owned and other
repossessed assets                                  484                1,258
                                              ---------            ---------
     Total nonperforming assets               $   4,443            $   5,153
                                              =========            =========

Restructured loans                                  - -                  - -

Nonaccrual and 90 days or more past
due loans as a percentage of loans
receivable, (including loans held for sale)(1)     1.17%                1.19%

Nonaccrual and 90 days or more past
due loans as a percentage of total assets          0.89%                0.87%

Nonperforming assets as a percentage
of total assets                                    1.00%                1.15%

Loans receivable, (including loans
held for sale) (1)                            $ 338,481            $ 326,127
                                              =========            =========

Total assets                                  $ 446,324            $ 449,633
                                              =========            =========

--------------
(1)  Loans receivable is before the allowance for loan losses




Loans Portfolio Composition
---------------------------
The following table sets forth the composition of the Company's loan portfolio by type of loan.

                                     At March 31,          At September 30,
                                         2004                    2003
                                   Amount     Percent      Amount     Percent
                                 --------------------     -------------------
                                            (Dollars In thousands)
Mortgage Loans:
 One-to-four family (1)          $  93,314     25.26%     $ 95,371     26.21%
 Multi family                       17,427      4.72        18,241      5.01
 Commercial                        109,517     29.64       102,972     28.30
 Construction and
  land development                  92,012     24.91        94,117     25.87
 Land                               17,273      4.67        15,628      4.30
                                 ---------    ------      --------    ------
   Total mortgage loans            329,543     89.20       326,329     89.69
Consumer Loans:
 Home equity and second mortgage    20,759      5.62        19,233      5.29
 Other                               9,126      2.47         8,799      2.42
                                 ---------    ------      --------    ------
                                    29,885      8.09        28,032      7.71

Commercial business loans           10,017      2.71         9,475      2.60
                                 ---------    ------      --------    ------
   Total loans                     369,445    100.00%      363,836    100.00%
                                              ======                  ======

Less:
 Undisbursed portion of loans
  in process                       (28,113)                (34,785)
 Unearned income                    (2,851)                 (2,924)
 Allowance for loan losses          (3,927)                 (3,891)
                                 ---------               ---------
Total loans, net                 $ 334,554               $ 322,236
                                 =========               =========

-------------
(1)   Includes loans held-for-sale.

Construction and Land Development Loan Portfolio Composition
------------------------------------------------------------
The following table sets forth the composition of the Company's construction and land development loan portfolio as of the dates indicated.


                                     At March 31,          At September 30,
                                         2004                    2003
                                   Amount     Percent      Amount     Percent
                                 --------------------     -------------------
                                            (Dollars In thousands)
Custom and owner/builder const.  $  46,471      50.50%    $ 49,876     52.99%
Speculative construction            28,343      30.80       26,350     28.00
Commercial real estate              11,758      12.78        6,825      7.25
Multi-family                           419       0.46        3,940      4.19
Land development                     5,021       5.46        7,126      7.57
                                 ---------     ------     --------    ------
   Total construction loans      $  92,012     100.00%    $ 94,117    100.00%
                                 =========     ======     ========    ======




Activity in the Allowance for Loan Losses
-----------------------------------------
Activity in the allowance for loan losses in the six months ended March 31, 2004 and 2003 is as follows:

                                                 2004           2003
                                                ---------------------
                                               (Dollars in thousands)
Balance beginning of period                     $3,891         $3,630
Provision for loan losses                           80            280
Loans charged off                                  (59)          (103)
Recoveries on loans previously charged off          15             61
Net charge offs                                    (44)           (42)
                                                ------         ------
Balance at end of period                        $3,927         $3,868
                                                ======         ======




Deposit Breakdown
-----------------

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.


                                        March 31, 2004    September 30, 2003
                                        --------------    ------------------
                                        (in thousands)       (in thousands)

Non-interest bearing                       $  30,125           $  29,133
N.O.W. checking                               72,294              57,614
Savings                                       48,356              49,572
Money market accounts                         35,945              39,444
Certificates of deposit under $100,000       104,461             109,720
Certificates of deposit $100,000 and over     25,839              22,189
                                           ---------           ---------

                  Total Deposits           $ 317,020           $ 307,672
                                           =========           =========


FHLB Advance Maturity Schedule
------------------------------
The Bank's Federal Home Loan Bank borrowings mature at various dates through
January 2011 and bear interest at rates ranging from 3.8% to 6.6%.   Principal
reduction amounts due for future years ending September 30 are as follows (dollars in thousands):

2004                $    86
2005                  4,583
2006                 10,591
2007                     64
2008                 15,070
Thereafter           24,628
                    -------
Total               $55,022
                    =======

A portion of these advances have a putable feature and may be called by the FHLB earlier than the above schedule indicates.






Comparison of Operating Results for the Three and Six Months Ended March 31, 2004 and 2003

Net Income: Net income for the quarter ended March 31, 2004 was $1.42 million, or $0.36 per diluted share ($0.38 per basic share) compared to $1.79 million, or $0.45 per diluted share ($0.47 per basic share) for the quarter ended March 31, 2003. The lower earnings for the current quarter were primarily a result of decreased income from loan sales and increased employee costs (resulting from a larger employee base) and increased premises and equipment expenses. The $0.09 per share decrease in earnings for the quarter was primarily a result of the $382,000 ($252,000 net of income tax - $0.065 per diluted share) decrease in non-interest income and the $309,000 ($204,000 net of income tax - $0.052 per diluted share) increase in non-interest expense. These items were partially offset by a $153,000 ($101,000 net of income tax - $0.026 per diluted share) increase in net interest income after provision for loan losses.

Net income for the six months ended March 31, 2004 was $2.81 million, or $0.71 per diluted share ($0.74 per basic share) compared to $3.66 million, or $0.91 per diluted share ($0.95 per basic share) for the six months ended March 31, 2003. The $0.20 per share decrease in earnings for the six months ended March 31, 2004 was primarily a result of the $1.02 million ($671,000 net of income tax - $0.169 per diluted share) decrease in non-interest income and the $645,000 ($426,000 net of income tax - $0.107 per diluted share) increase in non-interest expense. These items were partially offset by a $392,000 ($259,000 net of income tax - $0.065 per diluted share) increase in net interest income after provision for loan losses.

Net Interest Income: Net interest income increased $76,000 to $4.83 million for the quarter ended March 31, 2004 from $4.75 million for the quarter ended March 31, 2003, primarily due to a larger interest earning asset base and a
decrease in the Company's funding costs.   Average total interest earning
assets increased by $17.9 million to $418.0 million for the current quarter from $400.1 million for the quarter ended March 31, 2003. Total interest expense decreased by $351,000 to $1.89 million for the quarter ended March 31, 2004 from $2.24 million for the quarter ended March 31, 2003 as the Company's
total cost of funds decreased to 2.20% from 2.73%.   Total interest income
decreased $275,000 to $6.72 million for the quarter ended March 31, 2004 from $6.99 million for the quarter ended March 31, 2003, primarily due to a reduction in average yields on earning assets. The yield on earning assets was 6.43% for the quarter ended March 31, 2004 compared to 6.99% for the quarter ended March 31, 2003. As a result of these changes, the net interest margin decreased to 4.62% for the quarter ended March 31, 2004 from 4.75% for the quarter ended March 31, 2003.

Net interest income increased $192,000 to $9.69 million for the six months ended March 31, 2004 from $9.50 million for the six months ended March 31, 2003, primarily due to a larger interest earning asset base and a decrease in
the Company's funding costs.   Average total interest earning assets increased
by $15.4 million to $418.2 million for the six months ended March 31, 2004 from $402.8 million for the six months ended March 31, 2003. Total interest expense decreased by $833,000 to $3.87 million for the six months ended March 31, 2004 from $4.70 million for the six months ended March 31, 2003 as the
Company's total cost of funds decreased to 2.25% from 2.84%.   Total interest
income decreased $641,000 to $13.56 million for the six months ended March 31, 2004 from $14.20 million for the six months ended March 31, 2003, primarily due to a reduction in average yields on earning assets. The yield on earning assets was 6.48% for the six months ended March 31, 2004 compared to 7.05% for the six months ended March 31, 2003. As a result of these changes, the net interest margin decreased to 4.63% for the six months ended March 31, 2004 from 4.71% for the six months ended March 31, 2003.

Provision for Loan Losses: The provision for loan losses for the quarter ended March 31, 2004 decreased $77,000 to $30,000 from $107,000 for the quarter ended March 31, 2003. The provision for loan losses for the six months ended March 31, 2004 decreased $200,000 to $80,000 from $280,000 for the period ended March





31, 2003. The Bank has established a systematic and comprehensive methodology for the determination of provisions for loan losses. On a quarterly basis the Bank performs an analysis taking into consideration historic loss experience for various loan segments, collateral securing individual loans on non-accrual status, changes in economic conditions, delinquency rates, and other factors to determine the level of allowance for loan losses needed.

Based on its analysis, management deemed the allowance for loan losses of $3.93 million at March 31, 2004 (1.16% of loans receivable and 99.2% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.
The allowance for loan losses was $3.87 million (1.25% of loans receivable and 113.8% of non-performing loans) at March 31, 2003. The balance of the allowance for loan losses was increased during the past year primarily because of the increased size of the loan portfolio. The Company had a net charge-off of $29,000 for the current quarter compared to a net charge-off of $16,000 in the same quarter of 2003. For the six months ended March 31, 2004 and 2003, net charge-offs were $44,000 and $42,000, respectively. For additional information, see the "Activity in the Allowance for Loan Losses" section included herein.

Non-interest Income: Total non-interest income decreased $382,000 to $1.11 million for the quarter ended March 31, 2004 from $1.50 million for the quarter ended March 31, 2003, primarily due to a $207,000 decrease in income from loan sales (gain on sale of loans and servicing income on loans sold), a $42,000 decrease in ATM transaction fees, a $33,000 decrease in escrow fees, and a $33,000 decrease in loan application fees. Income from loans sales decreased as mortgage banking activity slowed. Mortgage loan originations have declined nationally which has resulted in a decrease in the fee income
generated from mortgage banking activities.   The Bank sold $12.6 million in
fixed rate one-to-four mortgages during the quarter ended March 31, 2004 compared to $27.5 million for the same period a year ago.

Total non-interest income decreased $1.02 million to $2.13 million for the six months ended March 31, 2004 from $3.15 million for the six months ended March 31, 2003, primarily due to a $596,000 decrease in income from loan sales (gain on sale of loans and servicing income on loans sold), a $93,000 decrease in service charges on deposits, a $79,000 decrease in ATM transaction fees, a $63,000 decrease in escrow fees, and a $61,000 decrease in loan application
fees.   Income from loan sales decreased as mortgage banking activity slowed.
The Bank sold $22.9 million in fixed rate one-to-four mortgages during the six months ended March 31, 2004 compared to $62.3 million for the same period a year ago.

Non-interest Expense: Total non-interest expense increased by $309,000 to $3.84 million for the quarter ended March 31, 2004 from $3.53 million for the quarter ended March 31, 2003. The increase is primarily a result of increased employee expenses and increased premises and equipment expenses. Salaries and employee benefit expenses increased by $203,000 due to a larger employee base,
annual salary adjustments, and increased medical insurance costs.   The number
of full-time equivalent employees increased to 188 at March 31, 2004 from 175 at March 31, 2003. The Bank's employee base grew during this period as the Olympia branch was opened (September 2003), several employees that will be staffing the Gig Harbor branch were hired, and staffing levels in several other departments were increased. Premises and equipment expenses increased by $95,000 to $465,000 for the current quarter from $370,000 for the quarter ended March 31, 2003, primarily due to the additional branch opened (Olympia), costs associated with the upcoming Gig Harbor branch, and increased utility expenses. Partially offsetting the increased non-interest expenses was a $90,000 gain from real estate operations primarily due to the sale of three REO properties.

Total non-interest expense increased by $645,000 to $7.67 million for the six months ended March 31, 2004 from $7.02 million for the six ended March 31, 2003. The increase is primarily a result of increased employee expenses, increased premises and equipment expenses, and expenses related to the Bank's technology conversion. The technology-related conversion expenses totaled $145,000 for the six months ended and are




reflected in the income statement under salaries and employee benefits ($67,000) and other non-interest expenses ($78,000). (For additional information on the technology conversion, see the "Technology Improvement Update" section included herein.) In addition to the conversion related expenses for employee overtime, salaries and employee benefit expenses also increased by $298,000 due to a larger employee base, annual salary adjustments, and increased medical insurance costs. Premises and equipment expenses increased by $194,000 to $927,000 for the six months ended March 31, 2004 from $733,000 for the six months ended March 31, 2003, primarily due to the two additional branches opened (Silverdale - January 2003; Olympia - September 2003), costs associated with the upcoming Gig Harbor branch, the remodeling and expansion of the Bank's main office, and increased utility expenses.

President Michael Sand commented on the impact of the new branches. "We have continued our branching initiatives by branching into markets we consider beneficial for our franchise. Branching has placed us near larger population groups and has enabled us to operate in several diverse economies."

Provision for Income Taxes: The provision for income taxes decreased to $647,000 for the quarter ended March 31, 2004 from $818,000 for the quarter ended March 31, 2003. The Company's effective tax rate was 31.3% for the quarter ended March 31, 2004 and 31.4% for the quarter ended March 31, 2003.

The provision for income taxes decreased to $1.26 million for the six months ended March 31, 2004 from $1.68 million for the six months ended March 31, 2003. The Company's effective tax rate was 30.9% for the six months ended March 31, 2004 compared to 31.4% for the six months ended March 31, 2003. The lower effective tax rate resulted primarily from a higher percentage of tax-exempt income during the current six month period.

Technology Improvement Update
-----------------------------
The Company incurred additional expenses associated with the technology improvements that were implemented in the previous fiscal year. In August 2003, Timberland converted to the Kirchman Bankway core processing system from its in-house supported system. The Bank also upgraded its Internet banking system, its loan platform system and changed its ATM service provider. These technology enhancements were undertaken to provide additional opportunities to serve and expand the Bank's customer base. The Company incurred expenses of $145,000 ($96,000 net of income tax - $0.02 per diluted share) related to the technology enhancements and associated conversion costs during the six months ended March 31, 2004. Cumulatively, the Bank has incurred expenses of $731,000 ($482,000 net of income tax - $0.12 per diluted share) related to the technology enhancements since the project began in February 2003. While the technology upgrades have reduced profitability in the short term, we believe the investment will be beneficial for our customers and ultimately to our long-term investors.


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

An analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the six months ended March 31, 2004. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist




primarily of proceeds from maturities and sales of securities, purchases of securities, and the net change in loans. Financing activities present the cash flows associated with the Company's deposit accounts, other borrowings and stock related transactions.

The Company's consolidated total of cash and due from financial institutions and interest bearing deposits in bank's decreased by $17.1 million to $21.0 million at March 31, 2004 from $38.1 million at September 30, 2003. The Company's liquid assets decreased primarily due to the repurchase of 411,316 shares of the Timberland Bancorp, Inc. stock for $9.5 million and the repayment of $6.6 million in maturing Federal Home Loan Bank advances.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2004, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 24.4%. The Bank also maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of $89.1 million, under which $55.0 million was outstanding at March 31, 2004.

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

The Bank's primary investing activity is the origination of one-to-four family mortgage loans, commercial mortgage loans, and construction and land development loans. At March 31, 2004, the Bank had loan commitments totaling $35.1 million and undisbursed loans in process totaling $28.1 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2004 totaled $96.4 million. Historically, the Bank has been able to retain a significant amount of its certificates of deposit as they mature.

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At March 31, 2004, the Bank was in compliance with all applicable capital requirements. For additional details see "Regulatory Capital".





Regulatory Capital
------------------

The following table compares the Bank's regulatory capital at March 31, 2004 to its minimum regulatory capital requirements at that date (dollars in thousands):

                                                          Percent of
                                            Amount   Adjusted Total Assets (1)
                                            ------   ---------------------

Tier 1 (leverage) capital                  $63,925           14.2%
Tier 1 (leverage) capital requirement       18,041            4.0
                                           -------           ----
Excess                                     $45,884           10.2%
                                           =======           ====

Tier 1 risk adjusted capital               $63,925           18.1%
Tier 1 risk adjusted capital requirement    14,106            4.0
                                           -------           ----
Excess                                     $49,819           14.1%
                                           =======           ====

Total risk based capital                   $67,852           19.2%
Total risk based capital requirement        28,212            8.0
                                           -------           ----
Excess                                     $39,640           11.2%
                                           =======           ====

---------------
(1) For the Tier 1 (leverage) capital, percent of total average assets of $451.0 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $352.7 million.





                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                             KEY FINANCIAL RATIOS
                 (Dollars in thousands, except per share data)


                                        Three Months          Six Months
                                       Ended March 31,      Ended March 31,
                                      2004        2003     2004        2003
                                     ------------------   -----------------
PERFORMANCE RATIOS:
Return on average assets (1)          1.25%       1.67%    1.24%       1.69%
Return on average equity (1)          7.51%       9.41%    7.31%       9.69%
Net interest margin (1)               4.62%       4.75%    4.63%       4.71%
Efficiency ratio                     64.66%      56.56%   64.90%      55.57%



                                                March 31,      September 30,
                                                    2004               2003
                                                ---------------------------
ASSET QUALITY RATIOS:
Non-performing loans                            $  3,959           $  3,895
REO & other repossessed assets                       484              1,258
Total non-performing assets                        4,443              5,153
Non-performing assets to total assets               1.00%              1.15%
Allowance for loan losses to
 non-performing loans                              99.19%             99.90%

Book Value Per Share (2)                        $  18.32           $  18.25
Book Value Per Share (3)                        $  19.89           $  19.77

-------------
(1)  Annualized
(2)  Calculation includes ESOP shares not committed to be released
(3)  Calculation excludes ESOP shares not committed to be released


                                        Three Months          Six Months
                                       Ended March 31,      Ended March 31,
                                      2004        2003     2004        2003
                                     ------------------   ------------------
AVERAGE BALANCE SHEET:
Average Total Loans                  $338,694  $315,469   $337,642  $320,335
Average Total Interest
 Earning Assets                       418,012   400,137    418,232   402,827
Average Total Assets                  455,272   429,792    454,268   432,336
Average Total Interest
 Bearing Deposits                     286,792   266,514    285,218   269,276
Average FHLB Advances                  57,786    61,698     58,917    61,716
Average Shareholders' Equity           75,755    76,062     76,877    75,531




Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There were no material changes in information concerning market risk from the information provided in the Company's Form 10-K for the fiscal year ended September 30, 2003.

Item 4.  Controls and Procedures
--------------------------------
  (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934
       (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
  (b) Changes in Internal Controls: In the quarter ended March 31, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls. A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank's conversion to a new core processing system in August 2003. The Company also continued to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
---------------------------

Neither the Company nor the Bank is a party to any material legal proceedings at this time. Further, neither the Company nor the Bank is aware of the threat of any such proceedings. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
------------------------------------------------------------------------

The following table sets forth the shares repurchased by the Company during the quarter:

                                              Total No. of      Maximum No. of
                                             Shares Purchased    Shares that
              Total No. Of                    As Part of         May Yet Be
              Shares        Average Price     Publicly           Purchased
Period        Purchased     Paid per Share    Announced Plan    Under the Plan
-----------   ------------  --------------  -----------------  ---------------
01/01/2004-
01/31/2004         - -         $   - -               - -       267,903 (1)

02/01/2004 -
02/29/2004     270,916           23.10           270,916       357,684 (1)(2)

03/31/2004 -
03/31/2004     140,400           23.01           140,400       271,284 (2)
               -------         -------           -------

Total          411,316         $ 23.07           411,316
               =======         =======           =======

(1) On February 14, 2003 Timberland Bancorp, Inc. announced a share repurchase plan authorizing the repurchase of up to 10% of its outstanding shares, or 380,038 shares. This repurchase plan was completed on February 23, 2004 with 380,038 shares repurchased at an average price of $22.64 per share. All shares were repurchased through open market broker transactions and no shares were directly repurchased from directors or officers of the Company.

(2) On February 27, 2004 Timberland Bancorp, Inc. announced a share repurchase plan authorizing the repurchase of up to 10% of its outstanding shares, or 360,670 shares. As of March 31, 2004, a total of 143,386 of these shares were repurchased at an average price of $23.01 per share. All shares were repurchased through open market broker transactions and no shares were directly repurchased from directors or officers of the Company.

Item 3.   Defaults Upon Senior Securities
-----------------------------------------

None to be reported.




Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
An annual meeting of Shareholders of the Company was held on January 27, 2004. The results of the vote on the matters presented at the meeting are as follows:

1. The following individuals were elected as directors:

                                   For                      Withheld
                       No. of Votes   Percentage   No. of Votes   Percentages
                       -------------------------   --------------------------

Michael R. Sand          3,872,078       98.99%        39,656         1.01%
(three-year term)


David A. Smith           3,861,978       98.73%        49,756         1.27%
(three-year term)


Harold L. Warren         3,862,278       98.74%        49,456         1.26%
(three-year term)

2. The Timberland Bancorp, Inc. 2003 Stock Option Plan was approved by the following votes:

For           2,708,251   69.23%
Against         245,613    6.28%
Abstain         957,870   24.49%


Item 5.   Other Information
---------------------------

None to be reported.


Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

      (a)  Exhibits

           3.1   Articles of Incorporation of the Registrant (1)
           3.2   Bylaws of the Registrant (1)
           3.3   Amendment to Bylaws (2)
           10.1  Employee Severance Compensation Plan (3)
           10.2  Employee Stock Ownership Plan (3)
           10.3  1999 Stock Option Plan (4)
           10.4  Management Recognition and Development Plan (4)
           10.5  2003 Stock Option Plan (5)
           31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
           31.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
           32 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

           --------------
          (1) Incorporated by reference to the Registrant's Registration Statement of Form S-1 (333- 35817).
          (2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2002.
          (3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
          (4) Incorporated by reference to the Registrant's 1999 Annual Meeting Proxy Statement dated December 15, 1998.
          (5) Incorporated by reference to the Registrant's 2004 Annual Meeting Proxy Statement dated December 24, 2003.

(b) Reports on Form 8-K. Timberland Bancorp, Inc. filed a Form 8-K on January 29, 2004 that contained the Company's earnings release report for the quarter ended December 31, 2003.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Timberland Bancorp, Inc.



Date:  May 12, 2004                 By: /s/ Michael R. Sand
                                       -------------------------------
                                       Michael R. Sand
                                       Chief Executive Officer
                                       (Principal Executive Officer)




Date:  May 12, 2004                 By: /s/ Dean J. Brydon
                                       -------------------------------
                                       Dean J. Brydon
                                       Chief Financial Officer
                                       (Principal Financial Officer)





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


Date: May 12, 2004                           /s/ Michael R. Sand
                                             ----------------------------
                                             Michael R. Sand
                                             Chief Executive Officer




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


Date: May 12, 2004                           /s/ Dean J. Brydon
                                             ----------------------------
                                             Dean J. Brydon
                                             Chief Financial Officer




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

     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

   * the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

   * the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.



/s/ Michael R. Sand                       /s/ Dean J. Brydon
-------------------------------           ---------------------------------
Michael R. Sand                           Dean J. Brydon
Chief Executive Officer                   Chief Financial Officer


Date:   May 12, 2004

