Form 10-Q
period 2004-06-30
TIMBERLAND BANCORP INC
filed 2004-08-13
CIK 1046050

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-Q

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 2004

                                   OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
              SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period From __________ to ___________.

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

                                  98550
                                (Zip Code)

                              (360) 533-4747
               (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ---       ---

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
Yes X     No
   ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      CLASS                         SHARES OUTSTANDING AT JULY 31, 2004
      -----                         -----------------------------------
 common stock, $.01 par value                    3,474,883

                                    INDEX

                                                                          Page
PART I.      FINANCIAL INFORMATION                                        ----

     Item 1. Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets                          3

             Condensed Consolidated Statements of Income                    4

             Condensed Consolidated Statements of Shareholders' Equity      5

             Condensed Consolidated Statements of Cash Flows               6-7

             Condensed Consolidated Statements of Comprehensive Income      8

             Notes to Condensed Consolidated Financial Statements          9-12

     Item 2. Management's Discussion and Analysis of Financial Condition 12-24 and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures about Market Risk    25

     Item 4. Controls and Procedures                                       25

PART II.     OTHER INFORMATION

     Item 1. Legal Proceedings                                             25

     Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases
             of Equity Securities                                         25-26

     Item 3. Defaults Upon Senior Securities                               26

     Item 4. Submission of Matters to a Vote of Security Holders           26

     Item 5. Other Information                                             26

     Item 6. Exhibits and Reports on Form 8-K                             26-27


SIGNATURES                                                                 28

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------
                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     June 30, 2004 and September 30, 2003
                            Dollars in Thousands
                                (unaudited)
                                                          June 30, September 30,
                                                            2004        2003
Assets                                                     ------------------
Cash and due from financial institutions                 $ 12,473    $  8,587
Interest bearing deposits in banks                          1,738      29,511
Investments and mortgage backed securities held to maturity   199         279
Investments and mortgage backed securities available for
  sale                                                     53,608      54,031
Federal Home Loan Bank stock                                5,633       5,454

Loans receivable                                          337,381     325,126
Loans held for sale                                           612       1,001
Less: Allowance for loan losses                            (3,928)     (3,891)
                                                          -------------------
     Total Loans                                          334,065     322,236
                                                          -------------------

Accrued interest receivable                                 1,673       1,687
Premises and equipment                                     13,905      13,429
Real estate owned and other repossessed items                 474       1,258
Bank owned life insurance ("BOLI")                         10,904      10,566
Other assets                                                3,016       2,595
                                                          -------------------
     Total Assets                                       $ 437,688   $ 449,633
                                                          -------------------
Liabilities and Shareholders' Equity

Liabilities
Deposits                                                $ 307,593   $ 307,672
Federal Home Loan Bank advances                            55,980      61,605
Other liabilities and accrued expenses                      2,332       2,745
                                                          -------------------
     Total Liabilities                                    365,905     372,022
                                                          -------------------
Shareholders' Equity
Common Stock, $.01 par value; 50,000,000 shares authorized;
   June 30, 2004 - 3,892,070 issued, 3,483,883 outstanding
   September 30, 2003 - 4,251,680 issued, 3,843,493 outstanding
   (unallocated ESOP shares and unvested MRDP shares are
     not considered outstanding)                               39          43
Additional paid in capital                                l24,984      33,775
Unearned shares - Employee Stock Ownership Plan            (4,494)     (4,891)
Unearned shares - Management Recognition & Development Plan  (699)     (1,182)
Retained earnings                                          52,217      49,699
Accumulated other comprehensive income (loss)                (264)        167
                                                          -------------------
     Total Shareholders' Equity                            71,783      77,611
                                                          -------------------
     Total Liabilities and Shareholders' Equity         $ 437,688   $ 449,633
                                                          -------------------

      See notes to unaudited condensed consolidated financial statements

                  TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           For the three and nine months ended June 30, 2004 and 2003
                Dollars in Thousands, Except Per Share Amounts
                                (unaudited)


                                            Three Months        Nine Months
                                            Ended June 30,      Ended June 30,
                                             2004     2003       2004      2003
Interest and Dividend Income                ----------------    ----------------
Loans receivable                           $ 6,134   $ 6,203   $18,610   $19,165
Investments and mortgage-backed securities     234       209       717       697
Dividends from investments                     243       259       762       805
Interest bearing deposits in banks              16       103        97       308
                                            ----------------    ----------------
     Total interest and dividend income      6,627     6,774    20,186    20,975

Interest Expense
Deposits                                       988     1,338     3,199     4,361
Federal Home Loan Bank advances                723       840     2,383     2,521
                                            ----------------    ----------------
     Total interest expense                  1,711     2,178     5,582     6,882
                                            ----------------    ----------------
     Net interest income                     4,916     4,596    14,604    14,093
Provision for Loan Losses                       14        66        94       347
                                            ----------------    ----------------
     Net interest income after provision     4,902     4,530    14,510    13,746
        for loan losses

Non-Interest Income
Service charges on deposits                    510       531     1,409     1,522
Gain on sale of loans, net                     159       364       585     1,187
Gain (loss) on sale of securities                        135        (6)      135
BOLI net earnings                              111       131       338       400
Escrow fees                                     32        70       105       205
Servicing income (expense) on loans sold       (17)       50       (21)      245
ATM transaction fees                           166       213       462       588
Other                                          122       154       340       511
                                            ----------------    ----------------
     Total non-interest income               1,083     1,648     3,212     4,793

Non-interest Expense
Salaries and employee benefits               2,155     2,068     6,561     6,110
Premises and equipment                         426       580     1,353     1,313
Advertising                                    207       170       559       550
Loss (gain) from real estate operations &
  write-downs                                   48        68       (27)      141
ATM expenses                                   111       169       303       470
Other                                          947       888     2,814     2,384
                                            ----------------    ----------------
     Total non-interest expense              3,894     3,943    11,563    10,968

Income before federal income taxes           2,091     2,235     6,159     7,571
Federal Income Taxes                           645       694     1,904     2,372
                                            ----------------    ----------------
     Net Income                            $ 1,446   $ 1,541   $ 4,255   $ 5,199
                                            ================    ================
Earnings Per Common Share:
     Basic                                   $0.41     $0.41     $1.16     $1.36
     Diluted                                 $0.39     $0.38     $1.10     $1.30
Weighted average shares outstanding:
     Basic                               3,492,286 3,783,219 3,681,059 3,820,142
     Diluted                             3,671,143 4,012,736 3,860,573 4,008,623

See notes to unaudited condensed consolidated financial statements

                      TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
  For the year ended September 30, 2003 and the nine months ended June 30, 2004
                    Dollars in Thousands Except Common Stock Shares
                                   (unaudited)

                                                         Unearned
                                                         Shares      Unearned                Accumulated
                                                         Issued to   Shares                  Other
                                                         Employee    Issued to               Compre-
                        Common        Common Additional  Stock       Management              hensive
                        Stock Shares  Stock    Paid-In   Ownership   Recognition   Retained  Income
                        Outstanding   Amount   Capital   Trust       Plan          Earnings  (Loss)   Total
                        -----------   ------   -------   ---------   -----------   --------  -------  ------
Balance, Oct. 1, 2002     3,856,536      $43   $35,857    ($5,419)      ($1,826)    $45,210    $ 531 $74,396
Net income                       --       --        --         --            --       6,639        -   6,639
Repurchase of
 common stock              (188,367)      (1)   (3,851)         -            --          --       -   (3,852)
Exercise of stock options    99,071        1     1,490         --            --          -        --   1,491
Cash dividends
 ($.50 per share)                --       --        --         --            --      (2,150)      --  (2,150)
Earned ESOP shares           35,267       --       120        528            -           --        -     648
Earned MRDP shares           40,986       --       159          -           644          --       --     803
Change in fair value of
 securities available
 for sale, net of tax            --       --        --         --            --          --     (364)   (364)
                        ------------------------------------------------------------------------------------
Balance, Sept. 30, 2003   3,843,493       43    33,775     (4,891)       (1,182)     49,699      167  77,611
                        ------------------------------------------------------------------------------------

Net income                       --       --        --         --            --       4,255        -   4,255
Repurchase of
 common stock              (463,016)      (5)  (10,641)        --            --          --       -- (10,646)
Exercise of stock options   103,406        1     1,601         --            --          --       --   1,602
Cash dividends
 ($.42 per share)                --       --        --         --            --      (1,737)      -   (1,737)
Earned ESOP shares               --       --       215        397            --          --       --     612
Earned MRDP shares               --       --        34         -            483          --       --     517
Change in fair value of
 securities available
 for sale, net of tax            --       --        --         --            --          --     (431)   (431)
                        ------------------------------------------------------------------------------------
Balance, June 30, 2004    3,483,883      $39   $24,984    ($4,494)        ($699)    $52,217    ($264)$71,783
                        ------------------------------------------------------------------------------------

See notes to unaudited condensed consolidated financial statements

                  TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the nine months ended June 30, 2004 and 2003
                             Dollars in Thousands
                                 (unaudited)

                                                      Nine Months Ended June 30,
Cash Flow from Operating Activities                        2004        2003
                                                          ------------------
Net income                                               $ 4,255     $ 5,199
Noncash revenues, expenses, gains and losses              ------------------
  included in income:
    Depreciation                                             562         500
    Federal Home Loan Bank stock dividends                  (179)       (244)
    Earned ESOP Shares                                       612         570
    Earned MRDP Shares                                       517         528
    Loss (gain) on sale of securities available for sale       6        (135)
    Loss (gain) on sale of real estate owned, net            (85)         14
    BOLI cash surrender value increase                      (338)       (401)
    Gain on sale of loans                                   (585)     (1,187)
    Provision for loan and real estate owned losses          107         401
Loans originated for sale                                (32,892)    (86,232)
Proceeds from sale of loans                               33,866      89,191
Increase in other assets, net                               (184)       (386)
Decrease in other liabilities and accrued expenses, net     (413)       (334)
                                                          ------------------
Net Cash Provided by Operating Activities                  5,249       7,484

Cash Flow from Investing Activities
Decrease (increase) in interest-bearing deposits in
  banks, net                                              27,773     (14,124)
Purchase of securities available for sale                 (9,000)    (16,500)
Proceeds from maturities of securities available for sale  7,244       7,099
Proceeds from sales of securities available for sale       1,600       2,010
Decrease (increase) in loans receivable, net             (12,312)      9,612
Additions to premises and equipment                       (1,038)     (1,885)
Additions to real estate owned                              (228)     (1,032)
Proceeds from sale of real estate owned                    1,084         397
                                                          ------------------
Net Cash Provided by (Used in) Investing Activities       15,123     (14,423)

Cash Flow from Financing Activities
Increase (decrease) in deposits, net                         (79)     10,618
Decrease in Federal Home Loan Bank advances, net          (5,626)       (115)
Proceeds from exercise of stock options                    1,602         742
Repurchase of common stock                               (10,646)     (2,327)
Payment of dividends                                      (1,737)     (1,550)
                                                          ------------------
Net Cash Provided by (Used in) Financing Activities      (16,486)      7,368

Net Change in Cash                                         3,886         429
Cash and Due from Financial Institutions
     Beginning of period                                   8,587      10,580
                                                          ------------------
     End of period                                      $ 12,473    $ 11,009
                                                          ==================

See notes to unaudited condensed consolidated financial statements (continued)

                                                      Nine Months Ended June 30,
                                                           2004        2003
                                                          ------------------
Supplemental Disclosure of Cash Flow Information
     Income taxes paid                                   $ 1,560     $ 1,990
     Interest paid                                         5,644       6,905

Supplemental Disclosure of Noncash Investing Activities
     Market value adjustment of securities held for sale,
       net of tax                                           (431)       (232)
     Loans transferred to real estate owned                  206         978





















       See notes to unaudited condensed consolidated financial statements

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME For the three and nine months ended June 30, 2004 and 2003
                              Dollars in Thousands
                                 (unaudited)

                                           Three Months         Nine Months
                                           Ended June 30,      Ended June 30,
                                           2004      2003      2004      2003
Comprehensive Income:                     ----------------    ----------------
     Net Income                           $1,446    $1,541    $4,255    $5,199
     Change in fair value of securities
       available for sale, net of tax       (447)     (149)     (431)     (232)
                                          ----------------    ----------------
Total Comprehensive Income                  $999    $1,392    $3,824    $4,967
                                          ================    ================
















       See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of
America.    However, all adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Timberland Bancorp, Inc. 2003 Annual Report on Form 10-K. The results of operations for the nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year.

(b) Principles of Consolidation: The interim condensed consolidated financial statements include the accounts of Timberland Bancorp, Inc. and its wholly-owned subsidiary, Timberland Bank ("Bank"), and the Bank's wholly-owned subsidiary,
Timberland Service Corp.   All significant intercompany balances have been
eliminated in consolidation.

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

(2) EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options and awarded but not released Management Recognition and Development Plan ("MRDP") shares. In accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans (ESOP), issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share.
At June 30, 2004 and 2003, there were 326,216 and 361,483 ESOP shares, respectively, that had not been allocated.



                                         Three Months          Nine Months
                                         Ended June 30,        Ended June 30,
                                         2004       2003       2004       2003
                                        ---------------------------------------
Basic EPS computation
  Numerator - Net Income            $1,446,000 $1,541,000 $4,255,000 $5,199,000
  Denominator - Weighted average
    common shares outstanding        3,492,286  3,783,219  3,681,059  3,820,142

Basic EPS                               $ 0.41     $ 0.41     $ 1.16     $ 1.36

Diluted EPS computation
  Numerator - Net Income            $1,446,000 $1,541,000 $4,255,000 $5,199,000
  Denominator - Weighted average
    common shares outstanding        3,492,286  3,783,219  3,681,059  3,820,142
Effect of dilutive stock options       141,104    185,785    148,126    157,154
Effect of dilutive MRDP                 37,753     43,732     31,388     31,327
Weighted average common shares       ---------  ---------  ---------  ---------
  and common stock equivalents       3,671,143  4,012,736  3,860,573  4,008,623

Diluted EPS                             $ 0.39     $ 0.38     $ 1.10     $ 1.30

(3) STOCK BASED COMPENSATION
At June 30, 2004 the Company has an employee and director stock option plan.
The Company accounts for options granted under that plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as the exercise price for all options granted under the plan was equal to the market value of the Company's stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three and nine months ended June 30, 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation for the effects of all options granted:



                                         Three Months          Nine Months
                                         Ended June 30,        Ended June 30,
                                         2004       2003       2004       2003
                                        ---------------------------------------
Net income as reported              $1,446,000 $1,541,000 $4,255,000 $5,199,000
Less total stock-based
   compensation expense
   determined under fair
   value method for all
   qualifying awards, net of tax       (46,000)   (58,000)  (126,000)  (159,000)
                                     ---------  ---------  ---------  ---------
Pro forma net income                 1,400,000  1,483,000  4,129,000  5,040,000
                                     =========  =========  =========  =========

Earnings per share:
   Basic:
      As reported                       $ 0.41     $ 0.41     $ 1.16     $ 1.36
      Pro forma                           0.40       0.39       1.12       1.32

   Diluted:
      As reported                       $ 0.39     $ 0.38     $ 1.10     $ 1.30
      Pro forma                           0.38       0.37       1.07       1.27



(4)  DIVIDEND / SUBSEQUENT EVENT
On July 27, 2004, the Company announced a quarterly cash dividend of $0.15 per common share. The dividend is to be paid August 24, 2004, to shareholders of record as of the close of business August 10, 2004.

Branch Acquisition Information
------------------------------
On June 24, 2004, Timberland announced an agreement to acquire seven branch offices and related deposits in three Western Washington counties from Venture Bank. Timberland will acquire approximately $91 million in deposits, which represents a 30% increase in its deposit base. In addition, Timberland will acquire real estate, branch infrastructure, and employees for seven offices in Toledo, Winlock, Elma, Montesano, Hoquiam,

Aberdeen and Panorama City.   The transaction is scheduled to close in October
2004 and is subject to regulatory approval. The Company estimates that it will incur transaction-related expenses of approximately $300,000 ($198,000 after income tax). These costs will be expensed during the next two quarters.


(5) RECENT ACCOUNTING PRONOUNCEMENTS
None


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
--------------------------------------------------------------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three and nine months ended June 30, 2004. This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward looking statements may describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include competition in the financial services market for both deposits and loans, interest rate trends, the economic climate in the Company's market areas and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.


Comparison of Financial Condition at June 30, 2004 and September 30, 2003

Total Assets: Total assets decreased $11.9 million to $437.7 million at June 30, 2004 from $449.6 million at September 30, 2003 due to a decrease in the Company's interest bearing deposits in banks. The balance in the Company's interest bearing deposits decreased by $27.8 million primarily due to the repurchase of 463,016 shares of Timberland Bancorp, Inc. stock for $10.6 million, the repayment of $5.6 million of Federal Home Loan Bank advances, and an increase in net loans receivable of $11.9 million.


Cash and Due from Financial Institutions: Cash and due from financial institutions increased to $12.5 million at June 30, 2004 from $8.6 million at September 30, 2003.

Interest Bearing Deposits in Banks: Interest bearing deposits in banks decreased $27.8 million to $1.7 million at June 30, 2004 from $29.5 million at September 30, 2003, as a portion of the Company's short-term deposits were used to fund the share repurchase plans, to repay FHLB advances, and to fund loans.

Securities:  Securities decreased $503,000 to $53.8 million at June 30, 2004
from $54.3 million at September 30, 2003.   At June 30, 2004, the Company's
securities' portfolio was comprised of mutual funds of $32.5 million, mortgage-backed securities of $13.4 million, and U.S. agency securities of $7.9 million. The mutual funds invest primarily in mortgage-backed products and U.S. agency securities.

Loans: Net loans receivable, including loans held-for-sale, increased by $11.9 million to $334.1 million at June 30, 2004 from $322.2 at September 30, 2003. The increase in the portfolio was primarily a result of a $5.0 million increase in land loans, a $4.5 million increase in commercial real estate loans, a $3.1 million increase in consumer loans, a $1.5 million increase in construction loans (net of undisbursed portion), and a $1.5 million increase in commercial business loans. These increases were partially offset by a $3.6 million decrease in the Bank's one-to-four family mortgage loan portfolio. Loan originations totaled $46.9 million and $133.6 million for the three and nine months ended June 30, 2004, compared to $75.1 million and $184.4 million for the same periods a year earlier. The Bank sold $10.4 million and $33.3 million in fixed rate one-to-four family mortgage loans for the three and nine months ended June 30, 2004, compared to $25.7 million and $88.0 million for the same periods a year earlier.

For additional information, see "Loan Portfolio Composition" section and "Construction and Land Development Loan Portfolio Composition" section included herein.

Real Estate Owned and Other Repossessed Items: Real estate owned ("REO") and other repossessed items decreased to $474,000 at June 30, 2004 from $1.26 million at September 30, 2003 as several properties were sold. At June 30, 2004, the REO amount was primarily comprised of one-to-four family homes totaling $324,000 and land parcels totaling $137,000. For additional information, see "Non-performing assets" section included herein.

Premises and Equipment: Premises and equipment increased by $476,000 to $13.9 million at June 30, 2004 from $13.4 million at September 30, 2003. This increase is primarily due to costs associated with the remodeling and expansion of the Bank's home office in Hoquiam, and costs associated with preparing the Gig Harbor branch for opening.

President Michael Sand provided an update on the Gig Harbor branch. "We are pleased to announce that Timberland's new Gig Harbor office opened on July 6, 2004. Occupying an exceptional location, the branch is managed by Richard Pifer, who has invested 13 years of his 24-year banking career lending in the Gig Harbor market."

Deposits: Deposits decreased by $79,000 to $307.6 million at June 30, 2004 from $307.7 million at September 30, 2003, primarily due to a $13.8 million decrease in the Bank's certificate of deposit accounts, a $1.9 million decrease in savings accounts, and a $622,000 decrease in money market accounts. These decreases were offset by a $15.0 million increase in N.O.W. checking accounts and a $1.3 million increase in non-interest bearing accounts. The Bank continues to focus on attracting transaction accounts rather than higher-rate time deposits. Transaction accounts represent a stronger core deposit relationship than other types of deposit accounts. For additional information, see "Deposit Breakdown" section included herein.

Federal Home Loan Bank ("FHLB") Advances: FHLB advances decreased to $56.0 million at June 30, 2004 from $61.6 million at September 30, 2003 as the Bank repaid a maturing advance. For additional information, see "FHLB Advance Maturity Schedule" included herein.

Shareholders' Equity: Total shareholders' equity decreased by $5.8 million to $71.8 million at June 30, 2004 from $77.6 million at September 30, 2003, primarily due to the repurchase of 463,016 shares of the Company's stock for $10.6 million and the payment of $1.7 million in dividends to shareholders. Partially offsetting these decreases to equity, were net income of $4.3 million and a $1.6 million increase to additional paid in capital from the exercise of stock options. Also affecting shareholders' equity were decreases of $483,000 and $397,000 in the equity components related to unearned shares issued to the Management Recognition and Development Plan and the Employee Stock Ownership Plan.

On February 27, 2004, the Company announced a plan to repurchase 360,670 shares of the Company's stock. This marked the Company's 12th stock repurchase plan. As of June 30, 2004, the Company has repurchased 195,086 of these shares at an average price of $22.84 per share. Cumulatively the Company has repurchased 3,173,687 shares at an average price of $14.91 per share. This represents 48.0% of the 6,612,500 shares that were issued when the Company went public in January 1998. For additional information, see Item 2 of Part II of this Form 10-Q.

Non-performing Assets: The Company's non-performing asset ratio to total asset ratio ("NPA") decreased to 0.59% at June 30, 2004 from 1.15% at September 30, 2003, as total non-performing assets decreased to $2.58 million from $5.15 million. The ratio decreased primarily due to a $1.79 million decrease in non-performing loans and a $784,000 decrease in real estate owned.

The non-performing loan total of $2.1 million at June 30, 2004 consisted of $659,000 in one-to-four family loans, $616,000 in commercial real estate loans, $402,000 in one-to-four family construction loans, $367,000 in land loans, $36,000 in commercial business loans, and $29,000 in consumer loans. Despite historically having a higher percentage of non-performing loans than relevant peer group averages, the Company's actual charge-offs have remained low. The Company's net charge-offs to outstanding loans ratio was a minimal .004% for the quarter ended June 30, 2004 and during the last five fiscal years has averaged less than .10% per year.

Non Performing Assets
---------------------
The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.

                                                    June 30,     September 30,
                                                      2004          2003
                                                    ----------------------
                                                    (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
   One-to-four family                                $   659     $   1,409
   Commercial                                            616           538
   Construction and land development                     402         1,185
   Land                                                  367           521
Consumer loans                                            29           212
Commercial business loans                                 36            30
                                                     -------       -------
      Total                                            2,109         3,895

Accruing loans which are contractually
past due 90 days or more:                                 -             -
                                                     -------       -------
      Total                                                -            --

Total of nonaccrual and
90 days past due loans                                 2,109         3,895

Real estate owned and other
repossessed items                                        474         1,258
                                                     -------       -------
      Total nonperforming assets                     $ 2,583       $ 5,153
                                                     =======       =======
Restructured loans                                        -             --

Nonaccrual and 90 days or more past
due loans as a percentage of loans
receivable, (including loans held for sale)(1)         0.62%         1.19%

Nonaccrual and 90 days or more past
due loans as a percentage of total assets              0.48%         0.87%

Nonperforming assets as a percentage
of total assets                                        0.59%         1.15%

Loans receivable, (including loans
held for sale) (1)                                  $337,993      $326,127
                                                     =======       =======

Total assets                                        $437,688      $449,633
                                                     =======       =======

______________
 (1)  Loans receivable is before the allowance for loan losses

Loan Portfolio Composition
--------------------------
The following table sets forth the composition of the Company's loan portfolio by type of loan as of the dates indicated.

                                                  At June 30,  At September 30,
                                                      2004          2003
                                                 Amount Percent  Amount Percent
                                                 --------------  --------------
                                                      (Dollars In thousands)
Mortgage Loans:
  One-to-four family (1)                        $91,799  24.92% $95,371  26.21%
  Multi-family                                   18,043   4.90   18,241   5.01
  Commercial                                    107,456  29.16  102,972  28.30
  Construction and land development              88,446  24.00   94,117  25.87
  Land                                           20,587   5.59   15,628   4.30
                                                 ------ -------  ------ -------
     Total mortgage loans                       326,331  88.57  326,329  89.69
Consumer Loans:
  Home equity and second mortgage                21,782   5.91   19,233   5.29
  Other                                           9,339   2.53    8,799   2.42
                                                 ------ -------  ------ -------
                                                 31,121   8.44   28,032   7.71

Commercial business loans                        11,012   2.99    9,475   2.60
                                                 ------ -------  ------ -------
     Total loans                                368,464 100.00% 363,836 100.00%
                                                        ======          ======
Less:
  Undisbursed portion of loans
    in process                                  (27,567)        (34,785)
  Unearned income                                (2,904)         (2,924)
  Allowance for loan losses                      (3,928)         (3,891)
                                                -------         -------
Total loans, net                               $334,065        $322,236
                                                =======         =======
________________
(1)Includes loans held-for-sale.

Construction and Land Development Loan Portfolio Composition
------------------------------------------------------------
The following table sets forth the composition of the Company's construction and land development loan portfolio as of the dates indicated.

                                                  At June 30,  At September 30,
                                                      2004          2003
                                                 Amount Percent  Amount Percent
                                                 --------------  --------------
                                                      (Dollars In thousands)

Custom and owner/builder const.                $ 45,020  50.90% $49,876  52.99%
Speculative construction                         23,491  26.56   26,350  28.00
Commercial real estate                           11,781  13.32    6,825   7.25
Multi-family                                        417   0.47    3,940   4.19
Land development                                  7,737   8.75    7,126   7.57
                                                 ------ -------  ------ -------
    Total construction loans                   $ 88,446 100.00% $94,117 100.00%
                                                 ====== ======   ====== ======

Activity in the Allowance for Loan Losses
-----------------------------------------
Activity in the allowance for loan losses in the nine months ended June 30, 2004 and 2003 is as follows:

                                                          2004          2003
                                                        ----------------------
                                                        (Dollars in thousands)

Balance beginning of period                              $3,891        $3,630
Provision for loan losses                                    94           347
Loans charged off                                           (75)         (107)
Recoveries on loans previously charged off                   18            68
Net charge offs                                             (57)          (39)
                                                          -----         -----
Balance at end of period                                 $3,928        $3,938
                                                          =====         =====

Deposit Breakdown
-----------------
The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                              June 30, 2004  September 30, 2003
                                              -------------  ------------------
                                              (in thousands)   (in thousands)

Non-interest bearing                            $ 30,450          $ 29,133
N.O.W. checking                                   72,586            57,614
Savings                                           47,667            49,572
Money market accounts                             38,822            39,444
Certificates of deposit under $100,000            96,261           109,720
Certificates of deposit $100,000 and over         21,807            22,189
                                                 -------           -------
     Total Deposits                             $307,593          $307,672
                                                 =======           =======



FHLB Advance Maturity Schedule
------------------------------
The Bank's Federal Home Loan Bank borrowings mature at various dates through
January 2011 and bear interest at rates ranging from 1.1% to 6.6%.   Principal
reduction amounts due for future years ending September 30 are as follows (dollars in thousands):

2004               $ 1,044
2005                 4,583
2006                10,591
2007                    64
2008                15,070
Thereafter          24,628
                    ------
Total              $55,980
                    ======

A portion of these advances have a putable feature and may be called by the FHLB earlier than the above schedule indicates.

Comparison of Operating Results for the Three and Nine Months Ended June 30, 2004 and 2003

Net Income: Net income for the quarter ended June 30, 2004 was $1.45 million, or $0.39 per diluted share ($0.41 per basic share) compared to $1.54 million, or $0.38 per diluted share ($0.41 per basic share) for the quarter ended June 30, 2003. The increase in earnings per share was primarily a result of the lower number of weighted average shares outstanding due to share repurchases. Net income for the current quarter was $95,000 lower than the same period a year ago primarily due to decreased non-interest income, which was partially offset by increased net interest income.

Net income for the nine months ended June 30, 2004 was $4.26 million, or $1.10 per diluted share ($1.16 per basic share) compared to $5.20 million, or $1.30 per diluted share ($1.36 per basic share) for the nine months ended June 30, 2003. The $0.20 per share decrease in earnings for the nine months ended June 30, 2004 was primarily a result of the $1.58 million ($1.04 million net of income tax - $0.27 per diluted share) decrease in non-interest income and the $595,000 ($393,000 net of income tax - $0.10 per diluted share) increase in non-interest expense. These items were partially offset by a $764,000 ($504,000 net of income tax - $0.13 per diluted share) increase in net interest income after provision for loan losses and a lower number of shares outstanding which increased diluted earnings per share by approximately $0.04.

In conjunction with the recently announced acquisition of seven Venture Bank branches, the Company estimates that it will incur transaction-related expenses of approximately $300,000 ($198,000 after income tax). These costs will be expensed during the next two quarters. For additional information, see "Branch Acquisition Information" section included herein.

Net Interest Income: Net interest income increased $320,000 to $4.92 million for the quarter ended June 30, 2004 from $4.60 million for the quarter ended June
30, 2003, primarily due to a decrease in the Company's funding costs.   Total
interest expense decreased by $467,000 to $1.71 million for the quarter ended June 30, 2004 from $2.18 million for the quarter ended June 30, 2003 as the
Company's total cost of funds decreased to 2.03% from 2.62%.   The lower funding
costs were due in part to a change in the composition of interest-bearing liabilities, as certificate of deposit accounts and FHLB advances decreased while N.O.W. checking accounts, a lower costing category of funds, increased. Partially offsetting the reduced funding costs was decreased interest income. Total interest income decreased $147,000 to $6.63 million for the quarter ended June 30, 2004 from $6.77 million for the quarter ended June 30, 2003, primarily due to a reduction in average yields on earning assets. The yield on earning assets was 6.54% for the quarter ended June 30, 2004 compared to 6.65% for the quarter ended June 30, 2003. As a result of these changes, the net interest margin increased to 4.85% for the quarter ended June 30, 2004 from 4.51% for the quarter ended June 30, 2003.

Net interest income increased $511,000 to $14.60 million for the nine months ended June 30, 2004 from $14.09 million for the nine months ended June 30, 2003, primarily due to a larger interest earning asset base and a decrease in the
Company's funding costs.   Average total interest earning assets increased by
$10.0 million to $414.3 million for the nine months ended June 30, 2004 from $404.3 million for the nine months ended June 30, 2003. Total interest expense decreased by $1.30 million to $5.58 million for the nine months ended June 30, 2004 from $6.88 million for the nine months ended June 30, 2003 as the Company's
total cost of funds decreased to 2.17% from 2.77%.   Total interest income
decreased $789,000 to $20.19 million for the nine months ended June 30, 2004 from $20.98 million for the nine months ended June 30, 2003, primarily due to a reduction in average yields on earning assets. The yield on earning assets was 6.50% for the nine months ended June 30, 2004 compared to 6.92% for the nine months ended June 30, 2003. As a result of these changes, the net interest margin increased to 4.70% for the nine months ended June 30, 2004 from 4.65% for the nine months ended June 30, 2003.

Provision for Loan Losses: The provision for loan losses for the quarter ended June 30, 2004 decreased $52,000 to $14,000 from $66,000 for the quarter ended June 30, 2003. The provision for loan losses for the nine months ended June 30, 2004 decreased $253,000 to $94,000 from $347,000 for the period ended June 30, 2003. The Bank has established a systematic and comprehensive methodology for the determination of provisions for loan losses. On a quarterly basis the Bank performs an analysis taking into consideration historic loss experience for various loan segments, collateral securing individual loans on non-accrual status, changes in economic conditions, delinquency rates, and other factors to determine the level of allowance for loan losses needed.

Based on its analysis, management deemed the allowance for loan losses of $3.93 million at June 30, 2004 (1.16% of loans receivable and 186.25% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. The allowance for loan losses was $3.94 million (1.26% of loans receivable and 180.1% of non-performing loans) at June 30, 2003. The Company had a net charge-off of $14,000 for the current quarter compared to a net recovery of $3,000 in the same quarter of 2003. For the nine months ended June 30, 2004 and 2003, net charge-offs were $57,000 and $39,000, respectively. For additional information, see the "Activity in the Allowance for Loan Losses" section included herein.

Non-interest Income: Total non-interest income decreased $565,000 to $1.08 million for the quarter ended June 30, 2004 from $1.65 million for the quarter ended June 30, 2003, primarily due to a $272,000 decrease in income from loan sales (gain on sale of loans and servicing income on loans sold), a $135,000 decrease in gain on sale of securities, a $47,000 decrease in ATM transaction fees, a $38,000 decrease in escrow fees, and a $26,000 decrease in loan
application fees.   Income from loan sales decreased as mortgage banking
activity slowed.   The Bank sold $10.4 million in fixed rate one-to-four
mortgages during the quarter ended June 30, 2004 compared to $25.7 million for the same period a year ago.

Total non-interest income decreased $1.58 million to $3.21 million for the nine months ended June 30, 2004 from $4.79 million for the nine months ended June 30, 2003, primarily due to an $868,000 decrease in income from loan sales (gain on sale of loans and servicing income on loans sold), a $126,000 decrease in ATM transaction fees, a $113,000 decrease in service charges on deposits, a $100,000 decrease in escrow fees, an $87,000 decrease in loan application fees and a $62,000 decrease in BOLI income. Income from loan sales decreased as mortgage banking activity slowed. The Bank sold $33.3 million in fixed rate one-to-four mortgages during the nine months ended June 30, 2004 compared to $88.0 million for the same period a year ago.

Non-interest Expense: Total non-interest expense decreased by $49,000 to $3.89 million for the quarter ended June 30, 2004 from $3.94 million for the quarter ended June 30, 2003. The decrease is primarily a result of lower premises and equipment expenses. Premises and equipment expenses decreased by $154,000 primarily due to technology conversion related expenses that were included in the June 30, 2003 quarter. Partially offsetting this decrease was an $87,000 increase in salaries and benefits.

Total non-interest expense increased by $595,000 to $11.56 million for the nine months ended June 30, 2004 from $10.97 million for the nine months ended June 30, 2003. The increase is primarily a result of increased employee expenses. Salary and benefit expenses increased by $451,000 primarily due to a larger employee base, annual salary adjustments, increased medical insurance costs, and overtime related to the Bank's technology conversion.

Provision for Income Taxes: The provision for income taxes decreased to $645,000 for the quarter ended June 30, 2004 from $694,000 for the quarter ended June 30, 2003, primarily due to decreased net income before taxes. The Company's effective tax rate was 30.8% for the quarter ended June 30, 2004 and 31.1% for the quarter ended June 30, 2003.

The provision for income taxes decreased to $1.90 million for the nine months ended June 30, 2004 from $2.37 million for the nine months ended June 30, 2003 primarily due to decreased net income before taxes. The Company's effective tax rate was 30.9% for the nine months ended June 30, 2004 compared to 31.3% for the nine months ended June 30, 2003. The lower effective tax rate resulted primarily from a higher percentage of tax-exempt income during the current nine-month period.

Branch Acquisition Information
------------------------------
On June 24, 2004, Timberland announced an agreement to acquire seven branch offices and related deposits in three Western Washington counties from Venture Bank. Timberland will acquire approximately $91 million in deposits, which represents a 30% increase in its deposit base. In addition, Timberland will acquire real estate, branch infrastructure, and employees for seven offices in Toledo, Winlock, Elma, Montesano, Hoquiam, Aberdeen and Panorama City. "This acquisition complements our branching strategy and is a very good fit for us, adding additional in-market branches, a solid customer base, productive employees and stable low-cost deposits," said Michael R. Sand, President and CEO. "The branch locations offer an ideal mix of in-market offices and new territory. Five of the branches are located within our existing geographic footprint and show solid prospects for generating operating synergies with our current system. The two branches in Toledo and Winlock allow us to expand into Lewis County. Entering this new market reflects our commitment to the continued growth of our community banking philosophy, where decisions are made locally, and community involvement is encouraged."

Of the approximately $91 million in acquired deposits, 53% are in N.O.W. checking, savings, and money market accounts, 17% are non-interest-bearing deposits and 30% are time certificates. "The mix of deposits is expected to reduce our cost of funds and increase core deposits," said Dean J. Brydon, Chief Financial Officer. "As we deploy deposits into loans in the communities we serve, we anticipate this transaction will contribute to our net interest margin and earnings. We believe the acquisition will be accretive within one year following full integration of the new branches into our system. This acquisition, which is the first we have done since going public in 1998, brings solid potential to generate long-term earnings growth and also complements our efforts to enhance shareholder value."

The transaction is scheduled to close in October 2004 and is subject to regulatory approval. The Company estimates that it will incur transaction-related expenses of approximately $300,000 ($198,000 after income tax). These costs will be expensed during the next two quarters.

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

An analysis of liquidity should also include a review of the changes that appear in the condensed consolidated statement of cash flows for the nine months ended June 30, 2004. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchases of securities, and the net change in loans. Financing activities present the cash flows associated with the Company's deposit accounts, other borrowings and stock related transactions.

The Company's consolidated total of cash and due from financial institutions and interest bearing deposits in banks decreased by $23.9 million to $14.2 million at June 30, 2004 from $38.1 million at September 30, 2003. The Company's liquid assets decreased primarily due to the repurchase of shares of Timberland Bancorp, Inc., the funding of loan portfolio growth, and the repayment of FHLB advances.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2004, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 19.8%. The Bank also maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of $89.1 million, under which $56.0 million was outstanding at June 30, 2004.

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

The Bank's primary investing activity is the origination of one-to-four family mortgage loans, commercial mortgage loans, and construction and land development loans. At June 30, 2004, the Bank had loan commitments totaling $30.3 million and undisbursed loans in process totaling $27.6 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2004 totaled $87.9 million. Historically, the Bank has been able to retain a significant amount of its certificates of deposit as they mature.

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks),
(ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and
(iii) a ratio of total capital to risk weighted assets of at least 8.0%. At June 30, 2004, the Bank was in compliance with all applicable capital requirements. For additional details see "Regulatory Capital".

Regulatory Capital
------------------
The following table compares the Bank's regulatory capital at June 30, 2004 to its minimum regulatory capital requirements at that date (dollars in thousands):

                                                             Percent of
                                             Amount    Adjusted Total Assets (1)
                                             ------    ---------------------

Tier 1 (leverage) capital                   $64,019            14.5%
Tier 1 (leverage) capital requirement        17,659             4.0
                                            -------           ------
Excess                                      $46,360            10.5%
                                            =======           ======

Tier 1 risk adjusted capital                $64,019            19.1%
Tier 1 risk adjusted capital requirement     13,403             4.0
                                            -------           ------
Excess                                      $50,616            15.1%
                                            =======           ======

Total risk based capital                    $67,947            20.3%
Total risk based capital requirement         26,805             8.0
                                            -------           ------
Excess                                      $41,142            12.3%
                                            =======           ======

___________________
(1)For the Tier 1 (leverage) capital, percent of total average assets of $441.5 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $335.1 million.

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                               KEY FINANCIAL RATIOS
                   (Dollars in thousands, except per share data)



                                               Three Months      Nine Months
                                               Ended June 30,    Ended June 30,
                                               2004      2003    2004      2003
                                               --------------    --------------
PERFORMANCE RATIOS:
Return on average assets (1)                   1.31%    1.41%    1.26%    1.60%
Return on average equity (1)                   8.11%    7.91%    7.51%    9.08%
Net interest margin (1)                        4.85%    4.51%    4.70%    4.65%
Efficiency ratio                              64.91%   63.15%   64.90%   58.07%




                                          June 30,          September 30,
                                            2004               2003
ASSET QUALITY RATIOS:                    -------------------------------
Non-performing loans                     $  2,109           $  3,895
REO & other repossessed assets                474              1,258
Total non-performing assets                 2,583              5,153
Non-performing assets to total assets        0.59%              1.15%
Allowance for loan losses to
  non-performing loans                     186.25%             99.90%

Book Value Per Share (2)                 $  18.44           $  18.25
Book Value Per Share (3)                 $  19.98           $  19.77
______________________
(1)Annualized
(2)Calculation includes ESOP shares not committed to be released
(3) Calculation excludes ESOP shares not committed to be released




                                             Three Months        Nine Months
                                             Ended June 30,      Ended June 30,
                                             2004      2003      2004      2003
                                            ---------------     ---------------
AVERAGE BALANCE SHEET:
Average Total Loans                        $338,215 $314,764  $338,497 $318,478
Average Total Interest Earning Assets       405,227  407,287   414,298  404,313
Average Total Assets                        442,653  437,819   451,039  434,164
Average Total Interest Bearing Deposits     281,933  270,562   284,127  269,704
Average FHLB Advances                        55,512   61,695    57,786   61,736
Average Shareholders' Equity                 71,344   77,949    75,541   76,337

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There were no material changes in information concerning market risk from the information provided in the Company's Form 10-K for the fiscal year ended September 30, 2003.

Item 4.  Controls and Procedures
--------------------------------
(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
(b) Changes in Internal Controls: In the quarter ended June 30, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls. A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank's conversion to a new core processing system in August 2003. The Company also continued to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls.

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings
-------------------------------
Neither the Company nor the Bank is a party to any material legal proceedings at this time. Further, neither the Company nor the Bank is aware of the threat of any such proceedings. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.


Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
---------------------------------------------------------------------------
The following table sets forth the shares repurchased by the Company during the quarter:

                                          Total No. of Shares  Maximum No. of
                                          Purchased as Part    Shares that May
         Total No. of     Average Price   of Publicly          Yet Be Purchased
Period   Share Purchased  Paid per Share  Announced Plan       Under the Plan
-------------------------------------------------------------------------------

04/01/2004 -      --          $     --             --             217,284 (1)
04/30/2004


05/01/2004 -  16,700             22.01         16,700             200,584 (1)
05/31/2004

06/30/2004 -  35,000             22.55         35,000             165,584(1)
06/30/2004
-----------------------------------------------------------------------------

Total         51,700           $ 22.38         51,700
-----------------------------------------------------------------------------

(1) On February 27, 2004 Timberland Bancorp, Inc. announced a share repurchase plan authorizing the repurchase of up to 10% of its outstanding shares, or 360,670 shares. As of June 30, 2004, a total of 195,086 of these shares were repurchased at an average price of $22.84 per share. All shares were repurchased through open market broker transactions and no shares were directly repurchased from directors or officers of the Company.


Item 3.     Defaults Upon Senior Securities
-------------------------------------------
None to be reported.


Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------
None to be reported.


Item 5.     Other Information
-----------------------------
None to be reported.


Item 6.     Exhibits and Reports on Form 8-K
--------------------------------------------
       (a) Exhibits

           3.1  Articles of Incorporation of the Registrant (1)
           3.2  Bylaws of the Registrant (1)
           3.3  Amendment to Bylaws (2)
          10.1  Employee Severance Compensation Plan (3)
          10.2  Employee Stock Ownership Plan (3)
          10.3  1999 Stock Option Plan (4)
          10.4  Management Recognition and Development Plan (4)
          10.5  2003 Stock Option Plan (5)
          31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act
          31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act
          32    Certifications of Chief Executive Officer and Chief Financial
                 Officer Pursuant to Section 906 of the Sarbanes Oxley Act
_________________
(1) Incorporated by reference to the Registrant's Registration Statement of Form S-1 (333- 35817).
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2002.
(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(4) Incorporated by reference to the Registrant's 1999 Annual Meeting Proxy Statement dated December 15, 1998.

(5) Incorporated by reference to the Registrant's 2004 Annual Meeting Proxy Statement dated December 24, 2003.


(b) Reports on Form 8-K.

Timberland Bancorp, Inc. filed a Form 8-K on April 28, 2004 that contained the Company's earnings release report for the quarter ended March 31, 2004.

Timberland Bancorp, Inc. filed a Form 8-K on June 24, 2004 containing information regarding the Bank's agreement to purchase seven Venture Bank branch offices located in Toledo, Winlock, Elma, Montesano, Hoquiam, Aberdeen and Panorama City, in the State of Washington. The purchase of the branches includes deposit accounts of approximately $91 million. A premium of 9.0% will be paid for all deposits transferred with the exception of certain public deposits that will transfer with no premium. The transaction also includes $1.8
million for land and premises.   Consummation of the transaction contemplated by
the agreement is anticipated by the beginning of fourth calendar quarter 2004 and is subject to receipt of all applicable regulatory approvals.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Timberland Bancorp, Inc.


Date: August 10, 2004              By: /s/Michael R. Sand
                                       ----------------------------
                                       Michael R. Sand
                                       Chief Executive Officer
                                       (Principal Executive Officer)



Date: August 10, 2004              By: /s/Dean J. Brydon
                                       ----------------------------
                                       Dean J. Brydon
                                       Chief Financial Officer
                                       (Principal Financial Officer)

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


Date: August 10, 2004                        /s/Michael R. Sand
                                             -----------------------
                                             Michael R. Sand
                                             Chief Executive Officer

                               Exhibit 31.2
     Certification of Chief Executive Officer Pursuant to Section 302 of the
                            Sarbanes Oxley Act



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


Date: August 10, 2004                        /s/Dean J. Brydon
                                             -----------------------
                                             Dean J. Brydon
                                             Chief Financial Officer

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


     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

     * the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     * the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.





   /s/Michael R. Sand                        /s/Dean J. Brydon
   ------------------                        -----------------
   Michael R. Sand                           Dean J. Brydon
   Chief Executive Officer                   Chief Financial Officer


   Date: August 10, 2004