Form 10-K
period 2004-09-30
TIMBERLAND BANCORP INC
filed 2004-12-14
CIK 1046050

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended September 30, 2004           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number:   0-23333

                          TIMBERLAND BANCORP, INC.
------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

         Washington                                          91-1863696
---------------------------------------------         ------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
         or organization)                                    I.D. Number)

624 Simpson Avenue, Hoquiam, Washington                         98550
---------------------------------------------         ------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:        (360) 533-4747
                                                      ------------------------

Securities registered pursuant to Section 12(b) of the Act:         None
                                                             -----------------

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.01
                                                                 per share
                                                             -----------------
                                                              (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X    NO
    -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             ------

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):
Yes   X   NO
    -----    -----

     The aggregate market value of the Common Stock outstanding held by nonaffiliates of the Registrant based on the closing sales price of the Registrant's Common Stock as quoted on the Nasdaq Stock Market on March 31, 2004 was $90,089,041 (3,903,338 shares at $23.08 per share). For purposes of this calculation, Common Stock held by officers and directors of the Registrant and the Timberland Bank Employee Stock Ownership Plan and Trust are considered nonaffiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders (Part III).

                             TIMBERLAND BANCORP, INC.
                        2004 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS
                                                                      Page
PART I.                                                               ----
   Item 1. Business
             General.................................................   1
             Recent Developments.....................................   1
             Market Area.............................................   2
             Lending Activities......................................   3
             Investment Activities...................................  19
             Deposit Activities and Other Sources of Funds...........  20
             Bank Owned Life Insurance...............................  24
             Regulation of the Bank..................................  24
             Regulation of the Company...............................  30
             Taxation................................................  33
             Competition.............................................  35
             Subsidiary Activities...................................  35
             Personnel...............................................  35
             Executive Officers of the Registrant....................  35
   Item 2. Properties................................................  36
   Item 3. Legal Proceedings.........................................  38
   Item 4. Submission of Matters to a Vote of Security Holders.......  38
PART II.
   Item 5. Market for Registrant's Common Equity, Related
           Stockholder Matters and Issuer Purchases of Equity
           Securities................................................  38
   Item 6. Selected Financial Data                                     40
   Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ......................  42
             General.................................................  42
             Operating Strategy......................................  42
             Market Risk and Asset and Liability Management..........  43
             Comparison of Financial Condition at September 30,
             2004 and 2003...........................................  45
             Comparison of Financial Condition at September 30,
             2003 and 2002...........................................  46
             Comparison of Operating Results for Years Ended
             September 30, 2004 and 2003.............................  47
             Comparison of Operating Results for Years Ended
             September 30, 2003 and 2002.............................  49
             Average Balances, Interest and Average Yields/Cost        51
             Rate/Volume Analysis ...................................  53
             Liquidity and Capital Resources.........................  53
             Effect of Inflation and Changing Prices.................  55
   Item 7A. Quantitative and Qualitative Disclosures About
            Market Risk..............................................  55
   Item 8. Financial Statements and Supplementary Data...............  55
   Item 9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.......................  92
   Item 9A. Controls and Procedures..................................  92
   Item 9B. Other Information........................................  92
PART III.
   Item 10. Directors and Executive Officers of the Registrant.......  92
   Item 11. Executive Compensation...................................  93
   Item 12. Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters...............  93
   Item 13. Certain Relationships and Related Transactions...........  93
   Item 14. Principal Accountant Fees and Services...................  94
PART IV.
   Item 15. Exhibits and Financial Statement Schedules...............  94

                                     PART I

Item 1.  Business
-----------------

General

     Timberland Bancorp, Inc. ("Company"), a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank, SSB ("Bank") upon the Bank's conversion from a Washington-chartered mutual to a Washington-chartered stock savings bank ("Conversion"). The Conversion was completed on January 12, 1998 through the sale and issuance of 6,612,500 shares of common stock by the Company. At September 30, 2004, the Company had total assets of $460.4 million, total deposits of $319.6 million and total shareholders' equity of $72.8 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

     The Bank was established in 1915 as "Southwest Washington Savings and Loan Association." In 1935, the Bank converted from a state-chartered mutual savings and loan association to a federally chartered mutual savings and loan association, and in 1972, changed its name to "Timberland Federal Savings and Loan Association." In 1990, the Bank converted to a federally chartered mutual savings bank under the name "Timberland Savings Bank, FSB." In 1991, the Bank converted to a Washington-chartered mutual savings bank and changed its name to "Timberland Savings Bank, SSB." On December 29, 2000, the Bank changed its name to "Timberland Bank." The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable legal limits under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1937. The Bank is regulated by the Washington Department of Financial Institutions, Division of Banks ("Division") and the FDIC.

     The Bank is a community-oriented bank which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on real estate mortgage loans. Lending activities have been focused primarily on the origination of loans secured by one- to four-family residential dwellings, including an emphasis on construction and land development loans, as well as the origination of multi-family and commercial real estate loans. The Bank originates adjustable-rate residential mortgage loans that do not qualify for sale in the secondary market under Federal Home Loan Mortgage Corporation ("FHLMC") guidelines. The Bank also originates commercial business loans and in 1998 established a business banking division to increase the origination of these loans.

Recent Developments

     On June 22, 2004, the Bank entered into a branch purchase and assumption agreement to purchase seven branches from Venture Bank, a subsidiary of Venture Financial Group. The branches are located in Grays Harbor County (Hoquiam, Aberdeen, Montesano, and Elma), Lewis County (Toledo and Winlock) and Thurston County (Lacey), Washington. On October 9, 2004, the Bank completed the acquisition of these branches. The transaction included $86.3 million in deposits, which represents a 27% increase to the Bank's deposit
base.   In addition, the Bank acquired real estate, branch infrastructure, and employees for the seven offices. The Bank paid $1.8 million in cash for the branch buildings and fixed assets. The offices acquired in Hoquiam and Montesano were consolidated with existing Bank locations on November 15, 2004.

     Of the $86.3 million in acquired deposits, 16% are non-interest-bearing accounts, 18% are NOW checking accounts, 24% are money market accounts, 14% are savings accounts, and 28% are certificate of deposit accounts. As the deposits are deployed into loans, the Company anticipates this transaction will contribute to earnings. The Company believes the acquisition will be accretive (net of the initial transaction expenses) within one year following full integration of the new branches into the Bank's system. However during the initial two quarters, net income may be negatively impacted by the acquisition as a portion of the acquired deposits will be invested in short-term investments with lower yields. The Company believes that this acquisition brings solid potential to generate long-term earnings growth and increase shareholder value.

     For additional information on the acquired branches, see "-Market Area" and "Item 2. Properties."

Market Area

     The Bank considered Grays Harbor, Thurston, Pierce, King and Kitsap Counties as its primary market areas as of September 30, 2004. With the acquisition of branches from Venture Bank in October 2004, the Bank's market area expanded to include Lewis County. The Bank conducts operations from:

     *     its main office in Hoquiam (Grays Harbor County);

     * five branch offices in Grays Harbor County (Aberdeen, opened in 1974, Montesano, opened in 1975, Ocean Shores, opened in 1977 and two branches acquired from Venture Bank in 2004);

     *     a branch office in King County (Auburn, opened in 1994);

     * five branch offices in Pierce County (Edgewood, opened in 1980, Puyallup, opened in 1996, Spanaway, opened in 1999, Tacoma, opened in 2001 and Gig Harbor, opened in 2004);

     * five branch offices in Thurston County (Lacey, opened in 1997, Yelm, opened in 1999, Tumwater, opened in 2001, Olympia, opened in 2003 and one branch acquired from Venture Bank in 2004);

     * two branch offices in Kitsap County (Poulsbo, opened in 1999 and Silverdale, opened in 2003);

     * and two branch offices in Lewis County that were acquired from Venture Bank in 2004).

See "-Recent Developments " and "Item 2.  Properties."

     Hoquiam, with a population of approximately 9,000, is located in Grays Harbor County which is situated along Washington State's central Pacific coast. Hoquiam is located approximately 110 miles southwest of Seattle and 145 miles northwest of Portland, Oregon.

     The Bank considers its primary market area to include five submarkets: primarily rural Grays Harbor County with its historical dependence on the timber and fishing industries; Pierce, Thurston and Kitsap Counties with their dependence on state and federal government; King County with its broadly diversified economic base; and Lewis County with its dependence on retail trade, manufacturing, industrial services and local government. Each of these markets presents operating risks to the Bank. The Bank's expansion into Pierce, Thurston, King, Kitsap and Lewis Counties represents the Bank's strategy to diversify its primary market area to become less reliant on the economy of Grays Harbor County.

     Grays Harbor County has a population of 67,000 according to the U.S. Census Bureau 2000 census. The economic base in Grays Harbor has been historically dependent on the timber and fishing industries. Other industries that support the economic base are tourism, agriculture, shipping and transportation, and technology. According to the Washington State Employment Security Department, the unemployment rate in Grays Harbor County decreased to 7.2% at September 30, 2004 from 8.5% at September 30, 2003. The Bank has six branches (including its home office) located throughout the county. Slowdowns in the Grays Harbor County economy could negatively impact the Bank's profitability in this market area.

     Pierce County is the second most populous county in the state and has a population of 701,000 according to the U.S. Census Bureau 2000 census. The economy in Pierce County is diversified with the presence of military related government employment (Fort Lewis Army Base and McChord Air Force Base), transportation and shipping employment (Port of Tacoma), and aerospace related employment (Boeing). According to the Washington State Employment Security Department, the unemployment rate for the Pierce County area decreased to 5.7% at September 30, 2004 from

7.6% at September 30, 2003. The Bank has five branches in Pierce County. These branches have been responsible for a substantial portion of the Bank's construction lending activities. Slowdowns in the Pierce County economy could negatively impact the demand for loans to facilitate the construction of single family homes.

     Thurston County has a population of 207,000 according to the U.S. Census Bureau 2000 census. Thurston County is home of Washington State's capital (Olympia) and its economic base is largely driven by state government related employment. According to the Washington State Employment Security Department, the unemployment rate for the Thurston County area had decreased to 4.5% at September 30, 2004 from 5.8% at September 30, 2003. The Bank currently has five branches in Thurston County. This county has a stable economic base primarily due to the state government presence. Slowdowns in the Thurston County economy could negatively impact the Bank's leading opportunities in this market.

     Kitsap County has a population of 232,000 according to the U.S. Census
Bureau 2000 census.   Timberland has two branches in Kitsap County.  The
economic base of Kitsap County is largely supported by military related
government employment through the United States Navy.   According to the
Washington State Employment Security Department, the unemployment rate for the Kitsap County area decreased to 4.8% at September 30, 2004 from 6.0% at September 30, 2003. Reductions in the naval personnel stationed in Kitsap County could have a negative impact on the county's economy and could negatively impact the Bank's lending opportunities in this market.

     King County is the most populous county in the state and has a population of 1.7 million according to the U.S. Census Bureau 2000 census. Timberland has one branch in King County in the city of Auburn. King County's economic base is diversified with many industries including shipping and transportation, aerospace (Boeing), and computer technology and biotech
industries.   According to the Washington State Employment Security
Department, the unemployment rate for the King County area decreased to 4.9% at September 30, 2004 from 6.7% at September 30, 2003. The County's overall economic condition has been weakened over the past couple of years due in large part to slowing in the aerospace and computer technology industries.
The slowdown in the economy has negatively impacted commercial loan demand and has decreased the Bank's origination of commercial real estate and commercial business loans in the Southern King County market.

     Lewis County has a population of 69,000 according to the U.S. Census Bureau 2000 census. The economic base in Lewis County is supported by manufacturing, retail trade, local government and industrial services. According to the Washington State Employment Security Department, the unemployment rate in Lewis County decreased to 6.4% at September 30, 2004 from 8.2% at September 30, 2003. The Bank has two branches located in Lewis County, which it acquired in October 2004 from Venture Bank.

Lending Activities

     General. Historically, the principal lending activity of the Bank has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to-four family residences and loans for the construction of one- to-four family residences. Since 1998, the Bank has emphasized its origination of construction and land development loans and commercial real estate loans. The Bank's net loans receivable, including loans held for sale, totaled approximately $344.6 million at September 30, 2004, representing approximately 74.8% of consolidated total assets, and at that date construction and land development loans, and loans secured by commercial properties were $214.5 million, or 54.3%, of total loans. Construction and land development loans and commercial real estate loans typically have higher rates of return than one-to four- family loans; however, they also present a higher degree of risk. See "- Lending Activities - Construction and Land Development Lending" and "- Lending Activities - Commercial Real Estate Lending."

     The Bank's internal loan policy limits the maximum amount of loans to one borrower to 25% of its capital. At September 30, 2004, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $15.9 million under this policy. At September 30, 2004, the Bank had no loans to one borrower with an aggregate outstanding balance in excess of this amount. At that date, the Bank had 64 borrowers or related borrowers with total loans outstanding in excess of $1.0 million. The largest amount outstanding to any one borrower and the borrower's related entities was approximately $8.5 million (including $7.5 million of undisbursed loans in process balance), which represents a commercial real estate construction loan in Thurston County. This loan was performing according to its terms at September 30, 2004.

     Loan Portfolio Analysis.  The following table sets forth the composition of the Bank's loan portfolio by type of loan as of the dates indicated.

                                                     At September 30,
                --------------------------------------------------------------------------------------------
                     2004                2003              2002               2001                2000
                ----------------   ----------------   ----------------   ----------------   ----------------
                Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                ------   -------   ------   -------   ------   -------   ------   -------   ------   -------
                                                   (Dollars in thousands)
Mortgage Loans:
 One- to- four
  family(1)(2).$ 99,835   25.25%  $ 95,371   26.21%  $113,144   31.28%  $130,082   35.14%  $136,825   38.85%
 Multi-family..  17,160    4.34     18,241    5.01     24,135    6.67     29,412    7.95     33,604    9.54
 Commercial.... 108,276   27.39    102,972   28.30     97,644   27.00     65,731   17.76     58,632   16.65
 Construction
  and land
  development.. 106,241   26.88     94,117   25.87     80,144   22.16    106,244   28.71     89,903   25.52
 Land(2).......  19,895    5.03     15,628    4.30     15,453    4.27     13,632    3.68     12,561    3.56
               --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
  Total mortgage
   loans....... 351,407   88.89    326,329   89.69    330,520   91.38    345,101   93.24    331,525   94.12

Consumer Loans:
 Home equity
  and second
  mortgage.....  23,549    5.96     19,233    5.29     13,718    3.79     11,039    2.98      9,816    2.79
 Other.........   9,270    2.34      8,799    2.42      8,097    2.24      6,825    1.85      6,081    1.72
               --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
                 32,819    8.30     28,032    7.71     21,815    6.03     17,864    4.83     15,897    4.51
Commercial
 business
 loans.........  11,098    2.81      9,475    2.60      9,365    2.59      7,150    1.93      4,808    1.37
               --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
  Total loans.. 395,324  100.00%   363,836  100.00%   361,700  100.00%   370,115  100.00%   352,230  100.00%
               --------  ======   --------  ======   --------  ======   --------  ======   --------  ======

Less:
 Undisbursed
  portion of
  construction
  loans in
  process...... (43,563)           (34,785)           (32,324)           (39,803)           (32,831)
 Deferred loan
  origination
  fees.........  (3,176)            (2,924)            (3,218)            (3,494)            (3,578)
 Allowance for
  loan losses..  (3,991)            (3,891)            (3,630)            (3,050)            (2,640)
 Market value
  adjustment of
  loans held-
  for-sale.....      --                  -                 --                 --               (175)
               --------           --------           --------           --------           --------
Total loans
 receivable,
 net...........$344,594           $322,236           $322,528           $323,768           $313,006
               ========           ========           ========           ========           ========

--------------
(1) Includes loans held-for-sale
(2) Includes real estate contracts.  See " - Lending Activities - Real Estate Contracts."




     Residential One- to Four-Family Lending. At September 30, 2004, $99.8 million, or 25.3%, of the Bank's loan portfolio consisted of loans secured by one- to four-family residences. The Bank originates both fixed-rate loans and adjustable-rate loans.

     Generally, fixed rate loans, including 15, 20, 30, and five and seven year balloon reset loans are originated to meet the requirements for sale in the secondary market to the FHLMC. From time to time, however, a portion of these fixed-rate loans may be retained in the loan portfolio to meet the Bank's asset/liability management objectives. The Bank uses an automated underwriting program, which preliminarily qualifies a loan as conforming to FHLMC underwriting standards when the loan is originated. At September 30, 2004, $44.3 million, or 44.4%, of the Bank's one- to four-family loan portfolio consisted of fixed-rate mortgage loans.

     The Bank also offers adjustable rate mortgage ("ARM") loans at rates and terms competitive with market conditions. All of the Bank's ARM loans are retained in its loan portfolio rather than intended for sale. The Bank offers several ARM products which adjust annually after an initial period ranging from one to five years subject to a limitation on the annual increase of 2% and an overall limitation of 6%. These ARM products are priced utilizing the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.875% to 4.00%. Loans tied to the prime rate or to LIBOR indices typically do not have periodic, or lifetime adjustment limits. Loans tied to these indices normally have margins ranging from 0.0% to 3.0%. ARM loans held in the Bank's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At September 30, 2004, $55.5 million, or 55.6%, of the Bank's one- to four- family loan portfolio consisted of ARM loans.

     A portion of the Bank's ARM loans are "non-conforming" because they do not satisfy acreage limits, or various other requirements imposed by the FHLMC. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy the FHLMC credit requirements because of personal and financial reasons (i.e., divorce, bankruptcy, length of time employed, etc.), and other aspects, which do not conform to the FHLMC's guidelines.
Many of these borrowers have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no comparable sales of comparable properties to support value according to secondary market requirements. These loans are known as non-conforming loans and the Bank may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. The Bank believes that these loans satisfy a need in its local market area. As a result, subject to market conditions, the Bank intends to continue to originate these loans.

     The retention of ARM loans in the Bank's loan portfolio helps reduce the Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased interest to be paid by the customer as a result of increases in interest rates. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, because the ARM loans originated by the Bank generally provide, as a marketing incentive, for initial rates of interest below the rates which would apply were the adjustment index used for pricing initially, these loans are subject to increased risks of default or delinquency. The Bank attempts to reduce the potential for delinquencies and defaults on ARM loans by qualifying the borrower based on the borrower's ability to repay the ARM loan assuming that the maximum interest rate that could be charged at the first adjustment period remains constant during the loan term. Another consideration is that although ARM loans allow the Bank to increase the sensitivity of its asset base due to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yield increases on ARM loans will be sufficient to offset increases in the Bank's cost of funds.

     While fixed-rate, single-family residential mortgage loans are normally originated with 15 to 30 year terms, these loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all mortgage loans in the Bank's loan portfolio contain due-on-sale clauses providing that the Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan. Typically, the Bank enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates received on outstanding loans.

     The Bank requires that fire and extended coverage casualty insurance be maintained on all of its real estate secured loans. Loans originated since 1994 also require flood insurance, if appropriate.

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

     Construction and Land Development Lending. Prompted by unfavorable economic conditions in its primary market area in the 1980s, the Bank sought to establish a market niche and, as a result, began originating construction loans outside of Grays Harbor County. In recent periods, construction lending activities have been primarily in the Pierce County, King County, Thurston County, and Kitsap County markets. Competition from other financial institutions has increased in recent periods and it is possible that margins on construction loans may be reduced in the future.

     The Bank currently originates three types of residential construction loans: (i) speculative construction loans, (ii) custom construction loans and
(iii) owner/builder loans.  The Bank initiated its construction lending with the
origination of speculative construction loans. As a result, the Bank began to establish contacts with the building community and increased the origination of custom construction and land development loans in rural and suburban market areas. The Bank believes that its computer tracking system has enabled it to establish processing and disbursement procedures to meet the needs of these borrowers. To a lesser extent, the Bank also originates construction loans
for the development of multi-family and commercial properties.   Subject to
market conditions, the Bank intends to continue to emphasize its construction lending activities.

     At September 30, 2004, the composition of the Bank's construction and land development loan portfolio was as follows:

                                        Outstanding     Percent of
                                          Balance          Total
                                        -----------     ----------
                                              (In thousands)
Speculative construction................  $ 22,228          20.92%
Custom and owner/builder construction...    43,801          41.23
Multi-family............................     3,352           3.15
Land development........................    11,227          10.57
Commercial real estate..................    25,633          24.13
                                          --------         ------
  Total.................................  $106,241         100.00%
                                          ========         ======

     Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified and a sale is consummated. The Bank lends to approximately 55 builders located in the Bank's primary market area, each of which generally have three to six speculative loans outstanding from the Bank during a 12 month period. Rather than originating lines of credit to home builders to construct several homes at once, the Bank originates and underwrites a separate loan for each home. Speculative construction loans are originated for a term of 12 months, with current rates ranging from prime rate plus 0.5% to 7.5%, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property. During this 12 month period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. At September 30, 2004 speculative construction loans totaled $22.2 million, or 20.9%, of the total construction loan portfolio. At September 30, 2004, the Bank had 14 borrowers each with aggregate outstanding speculative loan balances of more than $500,000. The largest aggregate outstanding balance to one borrower amounted to $2.8 million, and the largest outstanding balance for a single speculative loan was $880,000. At September 30, 2004, all speculative construction loans were performing according to terms.

     Unlike speculative construction loans, custom construction loans are made to home builders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home with the Bank or another lender. Custom construction loans are generally originated for a term of 12 months, with fixed interest rates ranging from 6.5% to 7.0% and with loan-to-value ratios of 80% of the appraised estimated value of the completed property or sales price, whichever is less. During this 12 month period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance.

     Owner/builder construction loans are originated to the home owner rather than the home builder as a single loan that automatically converts to a permanent loan at the completion of construction. The construction phase of a owner/builder construction loan generally lasts up to 12 months with fixed interest rates ranging from 7.0% to 7.5%, and with loan-to-value ratios of 80% (or up to 95% with PMI) of the appraised estimated value of the completed property or cost, whichever is less. During the construction period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. At the completion of construction, the loan converts automatically to either a fixed-rate mortgage loan, which conforms to secondary market standards, or an ARM loan for retention in the Bank's portfolio. At September 30, 2004, custom and owner/builder construction loans totaled $43.8 million, or 41.2%, of the total construction loan portfolio. At September 30, 2004, the largest outstanding custom and owner/builder construction loan had an outstanding balance of $1.3 million (including $950,000 of undisbursed loans in process balance) and was performing according to its terms.

     The Bank originates loans to local real estate developers with whom it has established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities) (generally with ten to 50 lots). At September 30, 2004, subdivision development loans totaled $11.2 million, or 10.6% of construction and land development loans receivable. Land development loans are secured by a lien on the property and made for a period of two to five years with fixed or variable interest rates, and are made with loan-to-value ratios generally not exceeding 75%. Monthly interest payments are required during the term of the loan.
Land development loans are structured so that the Bank is repaid in full upon the sale by the borrower of approximately 80% of the subdivision lots. Substantially all of the Bank's land development loans are secured by property located in its primary market area. In addition, in the case of a corporate borrower, the Bank also generally obtains personal guarantees from corporate principals and reviews their personal financial statements. At September 30, 2004, the largest land development loan had an outstanding loan balance of $2.5 million, and was performing according to its terms.

     Land development loans secured by land under development involve greater risks than one- to- four family residential mortgage loans because these loans are advanced upon the predicted future value of the developed property. If the estimate of the future value proves to be inaccurate, in the event of default and foreclosure the Bank may be confronted with a property the value of which is insufficient to assure full repayment. The Bank attempts to minimize this risk by generally limiting the maximum loan-to-value ratio on land loans to 75% of the estimated developed value of the secured property.

     The Bank also provides construction financing for multi-family and commercial properties. At September 30, 2004, these loans amounted to $3.4 million, or 3.2% of construction loans. These loans are secured by motels, apartment buildings, condominiums, office buildings and retail rental space located in the Bank's primary market area and currently range in amount from $155,000 to $8.5 million. At September 30, 2004, the largest outstanding multi- family construction loan had a balance of $2.7 million (including $2.2 million of undisbursed loans in process balance), and was performing according to its terms. At September 30, 2004, the largest outstanding commercial real estate construction loan had a balance of $8.5 million (including $7.5 million of undisbursed loans in process balance), and was performing according to its terms.

     All construction loans must be approved by the Bank's Loan Committee or the Bank's Board of Directors. See "- Lending Activities - Loan Solicitation and Processing." Prior to preliminary approval of any construction loan application, an independent fee appraiser inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project and analyzes the pro forma data and assumptions on the project. In the case of a speculative or custom construction loan, the Bank reviews the experience and expertise of the builder. After preliminary approval has been given, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project. In the event of cost overruns, the Bank generally requires that the borrower increase the funds available for construction by depositing its own funds into a secured savings account, the proceeds of which are used to pay construction costs.

     Loan disbursements during the construction period are made to the builder, materials' supplier or subcontractor, based on a line item budget. Periodic on-site inspections are made by qualified inspectors to document the reasonableness of the draw request. For most builders, the Bank disburses loan funds by providing vouchers to suppliers, which when used by the builder to purchase supplies are submitted by the supplier to the Bank for payment.

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

     Real Estate Contracts. The Bank purchases real estate contracts and deeds of trust from individuals who have privately sold their homes or property. These contracts are generally secured by one- to four- family properties, building lots and undeveloped land and range in principal amount from $10,000 to $200,000, but typically are in amounts between $20,000 and $40,000. Properties securing real estate contracts purchased by the Bank are generally located within its primary market area. Prior to purchasing the real estate contract, the Bank reviews the contract and analyzes and assesses the collateral for the loan, the down payment made by the borrower and the credit history on the loan. As of September 30, 2004, the Bank had outstanding $892,000 of real estate contracts.

     Multi-Family Lending. At September 30, 2004, the Bank had $17.2 million, or 4.3% of the Bank's total loan portfolio, secured by multi-family dwelling units (more than four units) located primarily in the Bank's primary market area. At September 30, 2004, approximately 35.7% of the Bank's multi-family loans represent participation interests in loans, secured by properties generally located in the Bank's primary market area, purchased from other lenders. Participation interests are purchased without recourse to the seller other than for fraud. The Bank underwrites participation interests according to its own standards.

     Multi-family loans are generally originated with variable rates of interest ranging from 2.00% to 3.50% over the one-year constant maturity U.S. Treasury Bill Index or a matched term FHLB advance, with principal and interest payments fully amortizing over terms of up to 30 years. Multi-family loans currently range in principal balance from $18,000 to $6.0 million. At September 30, 2004, the largest multi-family loan had an outstanding principal balance of $6.0 million and was secured by an apartment building located in the Bank's primary market area. At September 30, 2004, this loan was performing according to its terms.

     The maximum loan-to-value ratio for multi-family loans is generally 75%. The Bank generally requests its multi-family loan borrowers to submit financial statements and rent rolls on the subject property annually. The Bank also inspects the subject property annually. The Bank generally imposes a minimum debt coverage ratio of approximately 1.10 times for loans secured by multi-family properties.

     Multi-family mortgage lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by multi-family properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. If the borrower is other than an individual, the Bank also generally obtains personal guarantees from the principals based on a review of personal financial statements.

     Commercial Real Estate Lending. Commercial real estate loans totaled $108.3 million, or 27.4% of total loans receivable at September 30, 2004, and consisted of 270 loans. The Bank originated $29.1 million of commercial mortgage loans during the year ended September 30, 2004 compared to $21.0 million originated during the year ended September 30, 2003. The Bank originates commercial real estate loans generally at variable interest rates and these loans are secured by properties, such as restaurants, motels, office buildings and retail/wholesale facilities, located in the Bank's primary market area. The principal balances of commercial real estate loans currently ranges between $4,000 and $4.9 million. At September 30, 2004, the largest commercial real estate loan was secured by a commercial property located in Olympia, Washington. At September 30, 2004, four commercial real estate loans totaling $640,000 were not performing according to their terms. See "- Lending Activities - Nonperforming Assets and Delinquencies."

     The Bank requires appraisals of all properties securing commercial real estate loans. Appraisals are performed by independent appraisers designated by the Bank, all of which are reviewed by management. The Bank considers the quality and location of the real estate, the credit history of the borrower, the cash flow of the project and the quality of management involved with the property. The Bank generally imposes a minimum debt coverage ratio of approximately 1.10 for originated loans secured by income producing commercial properties. Loan-to-value ratios on commercial real estate loans are generally limited to 75%. The Bank generally obtains loan guarantees from financially capable parties based on a review of personal financial statements.

     Commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to-four family residential mortgage loans. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by generally limiting the maximum loan-to-value ratio to 75% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank also requests annual financial information and rent rolls on the subject property from the borrowers.

     Land Lending. The Bank originates loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to sell as improved lots. At September 30, 2004, land loans totaled $19.9 million, or 5.0% of the Bank's total loan portfolio. Land loans originated by the Bank are generally fixed-rate loans and have maturities of five to ten years. Land loans generally range in principal amount from $5,000 to $500,000. The largest land loan had an outstanding balance of $417,000 at September 30, 2004 and was performing according to its terms. At September 30, 2004, four land loans totaling $322,000 were not performing according to terms. See "- Lending Activities - Nonperforming Assets and Delinquencies."

     Loans secured by undeveloped land or improved lots involve greater risks than one- to four-family residential mortgage loans because these loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure the Bank may be confronted with a property the value of which is insufficient to assure full repayment. The Bank attempts to minimize this risk by generally limiting the maximum loan-to-value ratio on land loans to 75%.

     Consumer Lending. Consumer lending has traditionally been a small part of the Bank's business. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. Consumer loans include home equity lines of credit, Title I home improvement loans, second mortgage loans, savings account loans, automobile loans, boat loans, motorcycle loans, recreational vehicle loans and unsecured loans. Consumer loans are made with both fixed and variable interest rates and with varying terms. At September 30, 2004, consumer loans amounted to $32.8 million, or 8.3%, of the total loan portfolio.

     At September 30, 2004, the largest component of the consumer loan portfolio consisted of second mortgage loans and home equity lines of credit, which totaled $23.5 million, or 6.0%, of the total loan portfolio. Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others. The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property. The Bank occasionally solicits these loans. The loan-to-value ratio is typically 80% or less, when taking into account both the first and second mortgage loans. Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 15 years. Home equity lines of credit are generally made at interest rates tied to the 26 week Treasury Bill or the prime rate. Second mortgage loans and home equity lines of credit have greater credit risk than one- to- four family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Bank.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. The Bank believes that these risks are not as prevalent in the case of the Bank's consumer loan portfolio because a large percentage of the portfolio consists of second mortgage loans and home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to- four family residential mortgage loans. At September 30, 2004, the Bank had $23,000 of consumer loans delinquent in excess of 90 days.

     Commercial Business Lending. Commercial business loans totaled $11.1 million, or 2.8% of total loans receivable at September 30, 2004, and consisted of 103 loans. In July 1998, the Bank established a business banking division staffed by three experienced commercial lenders to increase the Bank's origination of commercial business loans and commercial real estate loans. Currently, the division is staffed by a Division Manager and six commercial lenders. Commercial business loans are generally secured by business equipment, accounts receivable, inventory or other property and are made at variable rates of interest equal to a negotiated margin above the prime rate. The Bank also generally obtains personal guarantees from financially capable applicants based on a review of personal financial statements.

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

     Loan Maturity. The following table sets forth certain information at September 30, 2004 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                            After      After       After
                           One Year   3 Years     5 Years
                Within     Through    Through     Through     After
                One Year   3 Years    5 Years    10 Years   10 Years   Total
                --------   --------   --------   --------   --------  -------
                                        (In thousands)
Mortgage loans:
 One- to four-
  family....... $ 1,919    $   298    $ 2,997   $  8,268   $ 86,353  $ 99,835
 Multi-family..      --      1,337        807     13,528      1,488    17,160
 Commercial....   3,107        763      9,652     73,655     21,099   108,276
 Construction
  and land devel-
  opment(1)....  33,997      9,561         --     12,749     49,934   106,241
 Land             1,958      4,248     11,052      1,130      1,507    19,895
Consumer loans:
 Home equity
  and second
  mortgage.....   3,396        500      1,224      2,035     16,394    23,549
 Other.........   2,362        861      1,218        883      3,946     9,270
Commercial busi-
 ness loans....   4,787        755      1,769      2,373      1,414    11,098
                -------    -------    -------   --------   --------  --------
Total..........  51,526     18,323     28,719    114,621    182,135   395,324
                -------    -------    -------   --------   --------  --------

Less:
 Undisbursed
  portion of
  construction
  loans in
  process......                                                       (43,563)
 Deferred loan
  origination
  fees.........                                                        (3,176)
 Allowance for
  loan losses..                                                        (3,991)
                                                                     --------
 Loans receivable,
  net..........                                                      $344,594
                                                                     ========

------------
(1) Includes construction/permanent that convert to a permanent mortgage loan once construction is completed.

     The following table sets forth the dollar amount of all loans due after September 30, 2004, which have fixed interest rates and have floating or adjustable interest rates.

                                        Fixed        Floating or
                                        Rates      Adjustable Rates    Total
                                       -------     ----------------  --------
                                                    (In thousands)
Mortgage loans:
One- to four-family................... $ 44,344         $ 55,491     $ 99,835
 Multi-family.........................    5,952           11,208       17,160
 Commercial...........................    9,434           98,842      108,276
 Construction and land development....   62,593           43,648      106,241
 Land.................................   18,217            1,678       19,895
Consumer loans:
 Home equity and second mortgage......   15,577            7,972       23,549

 Other................................    8,985              285        9,270
Commercial business loans.............    1,083           10,015       11,098
                                       --------         --------     --------
  Total............................... $166,185         $229,139     $395,324
                                       ========         ========     ========

     Scheduled contractual principal repayments of loans do not reflect the actual life of these assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

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

     Loan applications are initiated by loan officers and are required to be approved by one of the Bank's Loan Committees. The Bank's Consumer Loan Committee, which consists of four senior management officers, can approve one-to-four family mortgage loans and other consumer loans up to and including $334,000. Certain consumer loans up to and including $25,000 may be approved by individual loan officers and the Bank's Consumer Lending Department Manager may approve consumer loans up to and including $75,000. The Bank's Commercial Loan Committee, which consists of the Bank's President, Chief Credit Administrator, and Business Banking Division Manager, may approve commercial real estate loans and commercial business loans up to and including $1.5 million. The Bank's President, Chief Credit Administrator, and Business Banking Division Manager also have individual lending authority for loans up to and including $500,000. Loans in excess of $1.5 million, as well as loans of any size granted to a single borrower whose aggregate lending limit exceeds $1.5 million, must be approved by the Bank's Board of Directors or a committee consisting of at least two outside Directors.

     Loan Originations, Purchases and Sales. During the years ended September 30, 2004 and 2003, the Bank's total gross loan originations were $201.1 million and $255.5 million, respectively. Periodically, the Bank purchases participation interests in construction and land development loans and multi-family loans, secured by properties located in the Bank's primary market area, from other lenders. These purchases are underwritten to the Bank's underwriting guidelines and are without recourse to the seller other than for fraud. See "- Lending Activities - Construction and Land Development Lending" and "- Lending Activities - Multi-Family Lending."

     Consistent with its asset/liability management strategy, the Bank's policy generally is to retain in its portfolio all of the ARM loans originated and to sell fixed rate one-to-four family mortgage loans in the secondary market to the FHLMC; however, from time to time, a portion of fixed-rate loans may be retained in the Bank's portfolio to meet its asset-liability objectives. Loans sold in the secondary market are generally sold on a servicing retained basis. At September 30, 2004, the Bank's loan servicing portfolio totaled $165.2 million.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                          Year Ended September 30,
                                      -------------------------------
                                        2004       2003        2002
                                      --------   --------    --------
                                              (In thousands)
Loans originated:
 Mortgage loans:
  One- to four-family................ $ 36,824   $115,046    $ 83,121
  Multi-family.......................    1,150        718         177
  Commercial.........................   29,056     21,012      40,478
  Construction and land development..   94,373     90,480      52,596
  Land...............................   11,033      7,680       7,224
 Consumer............................   18,952     18,530      13,582
 Commercial business loans...........    9,754      2,060       6,418
                                      --------  ---------   ---------
  Total loans originated.............  201,142    255,526     203,596

                     (table continued on following page)

                                          Year Ended September 30,
                                      -------------------------------
                                        2004       2003        2002
                                      --------   --------    --------
                                              (In thousands)
Loans purchased:
 Mortgage loans:
  One- to four-family.................      30        338         106
  Multi-family........................      --         --          --
  Commercial..........................      --        800          --
  Construction........................      --         --       6,360
  Land................................      --         --         600
  Commercial business loans...........      --         --          31
                                      --------  ---------   ---------
   Total loans purchased..............      30      1,138       7,097
                                      --------  ---------   ---------
    Total loans originated and
     purchased........................ 201,172    256,664     210,693

Loans sold or converted to securities:
  Total whole loans sold.............. (35,741)  (108,812)    (70,167)
  Participation loans.................      --         --          --
  Loans converted to securities.......      --         --     (12,227)
                                      --------  ---------   ---------
  Total loans sold or converted to
   securities......................... (35,741)  (108,812)    (82,394)

Loan principal repayments.............(133,943)  (145,716)   (136,714)
Decrease (increase) in other
 items, net...........................  (9,130)    (2,428)      7,175
                                      --------  ---------   ---------
Net increase (decrease) in
 loans receivable.....................$ 22,358  $    (292)  $  (1,240)
                                      ========  =========   =========

     The increased origination of one-to four-family mortgage loans in fiscal 2002 and 2003 was primarily the result of refinancing activity prompted by a decline in interest rates to historically low levels. Increased fixed rate loan originations resulted in increased loans sold. It is anticipated that increasing interest rates will diminish the refinancing activity of one- to four-family loans and, correspondingly, the volume of loans sold.

     Loan Origination Fees. The Bank generally receives loan origination fees. Loan fees are a percentage of the principal amount of the loan which are charged to the borrower for funding the loan. The amount of fees charged by the Bank is generally 0.5% to 2.0%. Current accounting standards require fees received and certain loan origination costs for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. Deferred loan origination fees totaled $3.2 million at September 30, 2004.

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

     The Bank's Board of Directors is informed monthly as to the status of all loans that are delinquent by more than 30 days, the status of all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Bank.

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.

                                            At September 30,
                           -----------------------------------------------
                             2004      2003      2002      2001      2000
                           -------   -------   -------   -------   -------
                                        (Dollars in thousands)
Loans accounted for on a
 non-accrual basis:
Mortgage loans:
 One- to four-family......$    430   $  1,409  $  1,138  $    863  $  1,203
 Commercial...............     640        538       688     2,091       551
 Construction and land
  development.............      --      1,185     1,571       491     1,267
 Land ....................     322        521       251       610       233
 Consumer loans ..........      23        212        49        26       273
 Commercial business
  loans...................      27         30        44        10        85
                          --------   --------  --------  --------  --------
   Total..................   1,442      3,895     3,741     4,091     3,612

Accruing loans which are
 contractually past due 90
 days or more:
 Mortgage loans:
  Construction and land
   development............      --         --        --        --        --
                          --------   --------  --------  --------  --------
   Total..................      --         --        --        --        --
                          --------   --------  --------  --------  --------

Total of non-accrual and
 90 days past due loans...   1,442      3,895     3,741     4,091     3,612

Real estate owned and other
 repossessed assets.......     421      1,258       680     1,006     1,966
                          --------   --------  --------  --------  --------
   Total nonperforming
    assets................$  1,863   $  5,153  $  4,421  $  5,097  $  5,578
                          ========   ========  ========  ========  =========

Restructured loans              --         --        --        --        --

Non-accrual and 90 days
 or more past due loans
 as a percentage of
 loans receivable, net....    0.41%      1.19%     1.15%     1.25%     1.14%

Non-accrual and 90 days
 or more past due loans
 as a percentage of total
 assets...................    0.31%      0.87%     0.87%     1.06%     0.98%

Nonperforming assets as
 a percentage of total
 assets...................    0.40%      1.15%     1.03%     1.32%     1.52%

Loans receivable, net(1).. $348,585   $326,127  $326,158  $326,818  $315,646
                           ========   ========  ========  ========  ========

Total assets.............. $460,419   $449,633  $431,054  $386,305  $368,080
                           ========   ========  ========  ========  ========

-------------
(1) Includes loans held-for-sale and is before the allowance for loan losses.

     The Bank's non-accrual loans decreased to $1.4 million at September 30, 2004 from $3.9 million at September 30, 2003, primarily as a result of a $1.2 million decrease in construction and land development loans on non-accrual status, a $979,000 decrease in one- to four-family mortgage loans on non-accrual status, a $199,000 decrease in land loans on non-accrual status, and a $189,000 decrease in consumer loans on non-accrual status. Partially offsetting these decreases was a $102,000 increase in commercial real estate loans on non-accrual status.

     Additional interest income which would have been recorded for the year ended September 30, 2004 had non-accruing loans been current in accordance with their original terms totaled approximately $156,000.

     Real Estate Owned and Other Repossessed Items. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At September 30, 2004, the Bank had $421,000 in real estate owned and other repossessed items consisting primarily of three one- to- four family properties totaling $276,000, five land parcels totaling $128,000, and mobile homes and vehicles totaling $17,000.

     Restructured Loans. Under accounting principles generally accepted in the United States of America, the Bank is required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructuring or loan modifications for a borrower does not necessarily always constitute troubled debt restructuring, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Bank had no restructured loans at September 30, 2004.

     Asset Classification. Applicable regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets. When an insured institution classifies problem assets as loss, it charges off the balance of the asset against the allowance for loan losses. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. The Bank's determination of the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Division which can order the establishment of additional loss allowances.

     The aggregate amounts of the Bank's classified assets (as determined by the Bank), and of the Bank's allowances for loan losses at the dates indicated, were as follows:

                                     At September 30,
                              -----------------------------
                                2004      2003       2002
                              -------   -------    --------
                                     (In thousands)
Loss......................... $    --    $    --    $    --
Doubtful.....................      --         --          3
Substandard(1)...............  11,847      9,112      7,965
Special mention(1)...........   3,676      6,607     12,588
                              -------    -------    -------
Total classified assets...... $15,523    $15,719    $20,556
                              =======    =======    =======

Allowance for loan losses.... $ 3,991    $ 3,891    $ 3,630

-------------
(1) For further information concerning the increase in classified assets, see "- Lending Activities - Nonperforming Assets and Delinquencies."

     The Bank's classified assets decreased by $196,000 from September 30, 2003 to September 30, 2004, primarily as a result of a $2.9 million decrease in loans classified as special mention and a $2.7 million increase in loans classified as substandard.

     Special mention loan are defined as those credits deemed by management to have some potential weakness that deserve management's close attention. If left uncorrected these potential weaknesses may result in the deterioration of the payment prospects of the loan. Assets in this category are not adversely classified and currently do not expose the Bank to sufficient risk to warrant a substandard classification. Two relationships comprise a majority of the amount classified as special mention. They include a $1.3 million land development loan in Grays Harbor County, and $1.2 million in commercial business loans to a company located in Thurston County. At September 30, 2004 both of these loans were current and paying in accordance with the required loan terms.

     Substandard loans are classified as those loans that are inadequately protected by the current net worth, and paying capacity of the obligor, or of the collateral pledged. Assets classified as substandard have a well-defined weakness, or weaknesses that jeopardize the repayment of the debt. If the weakness, or weaknesses are not corrected there is the distinct possibility that some loss will be sustained. The aggregate amount of loans classified as substandard at September 30, 2004 increased by $2.7 million to $11.9 million from the amount reported at September 30, 2003. At September 30, 2004, 36 loans were classified as substandard compared to 60 at September 30, 2003.
The largest loan currently classified substandard is a $3.4 million loan secured by a motel in Pierce County. This loan is current and paying in accordance with the terms of the loan. The next largest loans classified as substandard include a $1.9 million loan secured by a multi-family property in Kitsap County, a $1.6 million loan secured by a single family home in Pierce County, a $1.6 million loan secured by a hotel in Grays Harbor County, and a $639,000 loan secured by a single family home in King County. At September 30, 2004, the $1.9 million multi-family loan was current, the $1.6 million single family home loan was current, the $1.6 million hotel loan was 60 days delinquent and the $639,000 single family home loan was 30 days delinquent. Subsequent to September 30, 2004, the $1.6 million loan secured by a hotel and additional collateral was placed on non-accrual status. While management believes the loan to be adequately secured and collectible, no assurances can be given that the loan will be collected in full.

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

     At September 30, 2004, the Bank had an allowance for loan losses of $3.99 million. Management believes that the amount maintained in the allowance is adequate to absorb probable losses in the portfolio. Although management believes that it uses the best information available to make its determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                        Year Ended September 30,
                             ------------------------------------------------
                              2004      2003       2002       2001      2000
                             ------    ------     ------     ------    ------
                                         (Dollars in thousands)
Allowance at beginning of
 year....................... $3,891     $3,630     $3,050    $2,640    $2,056
Provision for loan losses...    167        347        992     1,400       885
Recoveries:
Mortgage loans .............     --         --         96        20       260
Consumer loans..............     16         12         13         2         2
Commercial business loans...      3         70         --        --        --
                             ------     ------     ------    ------    ------
   Total recoveries.........     19         82        109        22       262

Charge-offs:
Mortgage loans..............     12         81         26       121       270
Consumer loans..............     68         87        143       224       113
Commercial business loans...      6         --        352       667       180
                             ------     ------     ------    ------    ------
   Total charge-offs........     86        168        521     1,012       563
                             ------     ------     ------    ------    ------
   Net charge-offs..........     67         86        412       990       301
                             ------     ------     ------    ------    ------
   Balance at end of year... $3,991     $3,891     $3,630    $3,050    $2,640
                             ======     ======     ======    ======    ======

Allowance for loan losses
 as a percentage of total
 loans receivable (net)(1)
 outstanding at the end
 of the year................   1.14%      1.19%      1.11%     0.93%     0.84%

Net charge-offs as a
 percentage of average
 loans outstanding during
 the year...................   0.02%      0.03%      0.13%     0.31%     0.01%

Allowance for loan losses
 as a percentage of
 nonperforming loans at end
 of year....................  276.77%    99.90%     97.03%    74.55%    73.09%

---------------
(1) Total loans receivable (net) includes loans held for sale and is before the allowance for loan losses.


    The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

                                                    At September 30,
              ----------------------------------------------------------------------------------------------
                     2004               2003               2002              2001                2000
              -----------------  ------------------  ----------------  -----------------  ------------------
                       Percent             Percent           Percent            Percent             Percent
                       of Loans            of Loans          of Loans           of Loans            of Loans
                          in                  in                in                 in                  in
                       Category            Category          Category           Category            Category
                       to Total            to Total          to Total           to Total            to Total
               Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans
              -------  --------  --------  --------  ------  --------  -------  --------  -------  ---------
                                                   (Dollars in thousands)
Mortgage loans:
One- to four-
 family........$  386    25.25%   $  317    26.21%   $  322    31.28%   $  271    35.14%   $  374    38.85%
 Multi-family..   242     4.34       374     5.01       214     6.67       195     7.95       171     9.54
 Commercial.... 1,443    27.39     1,041    28.30     1,072    27.00       793    17.76       662    16.65
 Construction..   538    26.88       583    25.87       536    22.16       845    28.71       968    25.52
 Land..........   226     5.03       169     4.30       152     4.27        96     3.68       220     3.56
Non-mortgage
 loans:
 Consumer
  loans........   427     8.30       458     7.71       512     6.03       217     4.83       121     4.51
 Commercial
  business
  loans........   729     2.81       949     2.60       822     2.59       633     1.93       124     1.37
               ------   ------    ------   ------    ------   ------    ------   ------    ------   ------
  Total
   allowance
   for loan
   losses......$3,991   100.00%   $3,891   100.00%   $3,630   100.00%   $3,050   100.00%   $2,640   100.00%
               ======   ======    ======   ======    ======   ======    ======   ======    ======   ======



Investment Activities

     At September 30, 2004, the Company's investment portfolio totaled $60.1 million, primarily consisting of $32.6 million of mutual funds available for sale, $18.3 million of mortgage-backed securities available for sale, $9.0 million of U.S. agency securities available for sale, and $174,000 of securities held to maturity. This compares with a total portfolio of $54.3 million at September 30, 2003, comprised of $34.4 million of mutual funds available for sale, $17.1 million of mortgage-backed securities available for sale, $2.5 million of U.S. agency securities available for sale and $279,000 of securities held to maturity. The mutual funds invest primarily in mortgage-backed products and U.S. agency securities. The composition of the portfolios by type of security, at each respective date is presented in the table, which follows.

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

     The following table sets forth the investment securities portfolio and carrying values at the dates indicated.

                                     At September 30,
             ----------------------------------------------------------------
                    2004                  2003                  2002
             --------------------  --------------------  --------------------
             Carrying  Percent of  Carrying  Percent of  Carrying  Percent of
              Value       Total      Value      Total      Value      Total
             --------  ----------  --------  ----------  ---------  ---------
                                  (Dollars in thousands)
Held-to-Maturity:

 Mortgage-
  backed
  securities..$   174      0.29%    $   279      0.52%    $     --       --%

Available-for-Sale
 (at fair value):

 U.S. agency
  securities..  8,983     14.96       2,511      4.62                    --
 Mortgage-
  backed
  securities.. 18,329     30.52      17,098     31.48       17,888     43.02
 Municipal
  bonds.......     --        --          12      0.02           40      0.10
 Mutual
  funds....... 32,577     54.23      34,410     63.36       23,654     56.88
              -------    ------     -------    ------      -------    ------

Total
 portfolio....$60,063    100.00%    $54,310    100.00%     $41,582    100.00%
              =======    ======     =======    ======      =======    ======


     The following table sets forth the maturities and weighted average yields of the investment and mortgage-backed securities in the Company's investment securities portfolio at September 30, 2004.  Mutual funds and equity securities, which by their nature do not have maturities, are classified in the less than one year category.

                             Less Than           One to              Five to          Over Ten
                             One Year         Five Years           Ten Years           Years
                         -----------------  -----------------  -----------------  -----------------
                          Amount    Yield    Amount    Yield    Amount    Yield    Amount    Yield
                         --------  -------  -------   -------  --------  -------  --------  -------
                                                   (Dollars in thousands)
Held-to-Maturity:

Mortgage-backed
 securities............. $    --      --%    $    --      --%    $    --     --%   $   174     2.01%

Available-for-Sale:

U.S. agency securities..      --      --       8,983    2.81          --     --         --       --
Mortgage-backed
 securities.............      --      --         231    5.84       1,305   6.17     16,793     4.22
Mutual funds............  32,577    2.51          --      --          --     --         --       --
                         -------    ----      ------    ----      ------   ----    -------     ----

Total portfolio......... $32,577    2.51%     $9,214    2.89%     $1,305   6.17%   $16,967     4.20%
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

     Deposit Accounts. Substantially all of the Bank's depositors are residents of Washington. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including money market deposit accounts, checking accounts, regular savings accounts and certificates of deposit. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. In recent periods, the Bank has used deposit interest rate promotions in connection with the opening of new branch offices. The Bank actively seeks consumer and commercial checking accounts through a checking account acquisition marketing program that was implemented in 2000. At September 30, 2004, the Bank had 35.8% of total deposits in non-interest bearing accounts and NOW checking accounts.

     At September 30, 2004 the Bank had $22.0 million of jumbo certificates of deposit of $100,000 or more. The Bank does not solicit brokered deposits and believes that its jumbo certificates of deposit, which represented 6.9% of total deposits at September 30, 2004, present similar interest rate risk compared to its other deposit products.

     The following table sets forth information concerning the Bank's deposits at September 30, 2004.

                                       Weighted                   Percentage
                                        Average                    of Total
Category                             Interest Rate      Amount     Deposits
------------------------------       -------------     --------   ----------
                                                    (In thousands)

Non-Interest Bearing..................      --%        $ 37,150      11.63%
Negotiable order of withdrawal
 ("NOW") Checking.....................    0.74           77,242      24.17
Savings...............................    0.71           48,200      15.08
Money Market Accounts.................    0.86           41,652      13.03
                                                       --------     ------
 Subtotal.............................    0.62          204,244      63.91
                                                       --------     ------

Certificates of Deposit(1)
------------------------------

Maturing within 1 year................    1.95           86,427      27.05
Maturing after 1 year but
 within 2 years.......................    2.17           18,058       5.65
Maturing after 2 years but
 within 5 years.......................    3.67           10,163       3.18
Maturing after 5 years                    5.04              678       0.21
                                                       --------     ------
  Total certificates of deposit.......    2.15          115,326      36.09
                                                       --------     ------
    Total deposits....................    1.18%        $319,570     100.00%
                                                       ========     ======
---------------
(1)   Based on remaining maturity of certificates.

     The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 2004. Jumbo certificates of deposit have principal balances of $100,000 or more and the rates paid on these accounts are generally negotiable.

Maturity Period                        Amount
-------------------------          ------------
                                  (In thousands)

Three months or less...............   $ 4,573
Over three through six months......     3,506
Over six through twelve months.....     7,700
Over twelve months.................     6,262
                                      -------
   Total...........................   $22,041
                                      =======


     Deposit Flow.  The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                                        At September 30,
                        ------------------------------------------------------------------------------------
                                   2004                             2003                        2002
                        ------------------------------   -----------------------------   -------------------
                                  Percent                          Percent                          Percent
                                    of       Increase                of       Increase                of
                         Amount    Total    (Decrease)    Amount    Total    (Decrease)    Amount    Total
                        --------  -------   ----------   --------  --------  ----------   -------   --------
                                                        (Dollars in thousands)

Non-interest-bearing....$ 37,150    11.63%   $ 8,017    $  29,133     9.47%    $ 5,548    $  23,585    8.07%
NOW checking............  77,242    24.17     19,628       57,614    18.73      15,392       42,222   14.44
Savings accounts........  48,200    15.08     (1,372)      49,572    16.11       9,244       40,328   13.80
Money market deposit....  41,652    13.03      2,208       39,444    12.82      (8,444)      47,888   16.38
Certificates of deposit
 which mature in the
 year ending:
  Within 1 year.........  86,427    27.05    (12,814)      99,241    32.26      (9,658)     108,899   37.26
  After 1 year, but
   within 2 years.......  18,058     5.65     (5,582)      23,640     7.68       4,694       18,946    6.48
  After 2 years, but
   within 5 years.......  10,163     3.18      3,149       7,014      2.28      (1,971)       8,985    3.07
  Certificates maturing
   thereafter...........     678     0.21     (1,336)      2,014      0.65         551        1,463    0.50
                        --------   ------    -------    --------    ------     -------     --------  ------

Total                   $319,570   100.00%   $11,898    $307,672    100.00%    $15,356     $292,316  100.00%
                        ========   ======    =======    ========    ======     =======     ========  ======

                                                   22

     Certificates of Deposit by Rates. The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated.

                              At September 30,
                        -----------------------------
                          2004      2003      2002
                          ----      ----      ----
                               (In thousands)

0.00 - 1.99%........... $ 60,258  $ 50,569   $  6,674
2.00 - 3.99%...........   46,482    68,274    104,611
4.00 - 4.99%...........    6,328     9,758     18,314
5.00 - 5.99%...........    1,562     1,999      6,284
6.00 - 6.99%...........      551     1,157      2,254
7.00% and over.........      145       152        156
                        --------  --------   --------
Total.................. $115,326  $131,909   $138,293
                        ========  ========   ========

     Certificates of Deposit by Maturities. The following table sets forth the amount and maturities of certificates of deposit at September 30, 2004.

                                             Amount Due
                           -------------------------------------------------
                                               After
                                      One to   Two to
                           Less Than    Two     Five       After
                           One Year    Years    Years    Five Years    Total
                           ---------  -------  -------   ----------   -------
                                            (In thousands)

0.00 - 1.99%..............   $50,992  $ 8,992  $   230      $ 44      $ 60,258
2.00 - 3.99%..............    31,078    8,581    6,519       304        46,482
4.00 - 4.99%..............     3,652      249    2,427        --         6,328
5.00 - 5.99%..............       477      216      869        --         1,562
6.00 - 6.99%..............       210       --       95       246           551
7.00% and over............        18       20       23        84           145
                             -------  -------  -------      ----      --------
Total.....................   $86,427  $18,058  $10,163      $678      $115,326
                             =======  =======  =======      ====      ========

     Deposit Activities. The following table sets forth the savings activities of the Bank for the periods indicated.

                                             Year Ended September 30,
                                         -------------------------------
                                           2004        2003       2002
                                         --------    --------   --------
                                                  (In thousands)

Beginning balance....................... $307,672    $292,316   $242,372
Net deposits before interest credited...    7,730       9,786     42,428
Interest credited.......................    4,168       5,570      7,516
                                         --------    --------   --------
Net increase in deposits................   11,898      15,356     49,944
                                         --------    --------   --------
Ending balance.......................... $319,570    $307,672   $292,316
                                         ========    ========   ========

     Borrowings. Deposits are the primary source of funds for the Bank's lending and investment activities and for general business purposes. The Bank has the ability to use advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2004, the Bank maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of 30% of the Bank's total assets, under which $65.4 million was outstanding. At September 30, 2004, the Bank maintained a $10.0 million overnight borrowing line with Pacific Coast Bankers Bank under which there was no outstanding balance.

     The following table sets forth certain information regarding borrowings by the Bank at the end of and during the periods indicated:

                                                At or For the
                                           Year Ended September 30,
                                         ----------------------------
                                          2004       2003       2002
                                         ------     ------     ------
                                            (Dollars in thousands)

Average short-term FHLB
 advances outstanding....................$   633    $    --    $    --

Weighted average rate
 paid on short-term FHLB advances........   1.86%        --%        --%

Balance of short-term FHLB advances
 outstanding at end of period............ 10,485         --         --

Average total FHLB advances.............. 57,778     61,715     63,315

Weighted average rate paid on total
 FHLB advances...........................   5.46%      5.47%      5.33%

Total FHLB advances outstanding
 at end of period........................ 65,421     61,605     61,759

Bank Owned Life Insurance

     The Bank has purchased life insurance policies covering certain officers. These policies are recorded at their cash surrender value, net of any policy premium charged. Increases in cash surrender value, net of policy premiums, and proceeds from death benefits are recorded in non-interest income. At September 30, 2004, the Bank had $11.0 million in bank owned life insurance.


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

Deposit Insurance

     The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally-insured depository institutions. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. The Bank is a member of the SAIF. Deposits are insured up to the applicable limits by the FDIC and this insurance is backed by the full faith and credit of the United States government.

     As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings institutions and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital, to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. The FDIC makes risk classification of all insured institutions for each semi-annual assessment period.

     The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     Since January 1, 1997, the premium schedule for BIF and SAIF insured institutions has ranged from 0 to 27 basis points. However, SAIF and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s equal to approximately 1.50 points for each $100 in domestic deposits annually. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature.

     Under the Federal Deposit Insurance Act ("FDIA"), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

     At September 30, 2004, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

Standards for Safety and Soundness

     The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the FDIC determines that the Bank fails to meet any standard prescribed by the guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard. FDIC regulations establish deadlines for the submission and review of such safety and soundness compliance plans. Management of the Bank is not aware of any conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

Capital Requirements

     FDIC regulations recognize two types or tiers of capital: core ("Tier 1") capital and supplementary ("Tier 2") capital. Tier 1 capital generally includes common shareholders' equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is limited to 100% of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50% of Tier 1 capital.

     The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. At September 30, 2004, the Bank had a Tier 1 leverage capital ratio of 14.2%. The FDIC retains the right to require an institution to maintain a higher capital level based on the institution's particular risk profile.

     FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight - 0%, 20%, 50% or 100% - based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories.
Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. At September 30, 2004, the Bank's ratio of total capital to risk- weighted assets was 19.7% and the ratio of Tier 1 capital to risk-weighted assets was 18.5%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

     The Division requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At September 30, 2004, the Bank had a net worth of 14.0% of total assets.

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

     The table below sets forth the Bank's capital position relative to its FDIC capital requirements at September 30, 2004. The definitions of the terms used in the table are those provided in the capital regulations issued by the FDIC.

                                                At September 30, 2004
                                              ----------------------------
                                                       Percent of Adjusted
                                              Amount     Total Assets (1)
                                              ------   -------------------
                                                (Dollars in thousands)

Tier 1 (leverage) capital (2)................ $63,434         14.2%
Tier 1 (leverage) capital requirement........  17,848         4.00
                                              -------         ----
Excess....................................... $45,586         10.2%
                                              =======         ====

Tier 1 risk adjusted capital................. $63,434         18.5%
Tier 1 risk adjusted capital requirement.....  13,694         4.00
                                              -------         ----
Excess....................................... $49,740         14.5%
                                              =======         ====

Total risk-based capital..................... $67,425         19.7%
Total risk-based capital requirement.........  27,388         8.00
                                              -------         ----
Excess....................................... $40,037         11.7%
                                              =======         ====

------------
(1) For the Tier 1 (leverage) capital and Washington regulatory capital calculations, percent of total average assets of $446.2 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $342.3 million.
(2) As a Washington-chartered savings bank, the Bank is subject to the capital requirements of the FDIC and the Division. The FDIC requires state-chartered savings banks, including the Bank, to have a minimum leverage ratio of Tier 1 capital to total assets of at least 3%, provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating any significant growth, are required to maintain a ratio of 1% to 2% above the stated minimum, with an absolute total capital to risk-weighted assets of at least 8%. The Bank has not been notified by the FDIC of any leverage capital requirement specifically applicable to it.

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

     Washington State has enacted a new law regarding financial institution parity. Primarily, the law affords Washington-chartered commercial banks the same powers as Washington-chartered savings banks. In order for a bank to exercise these powers, it must provide 30 days notice to the Director of Washington Division of Financial Institutions and the Director must authorize the requested activity. In addition, the law provides that Washington-chartered commercial banks may exercise any of the powers that the Federal Reserve has determined to be closely related to the business of banking and the powers of national banks, subject to the approval of the Director in certain situations. The law also provides that Washington-chartered savings banks may exercise any of the powers of Washington-chartered commercial banks, national banks and federally-chartered savings banks, subject to the approval of the Director in certain situations. Finally, the law provides additional flexibility for Washington-chartered commercial and savings banks with respect to interest rates on loans and other extensions of credit. Specifically, they may charge the maximum interest rate allowable for loans and other extensions of credit by federally-chartered financial institutions to Washington residents.

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

Federal Reserve System

     The Federal Reserve Board requires under Regulation D that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. Under Regulation D, a bank must maintain reserves against net transaction accounts in the amount of 3% on amounts of $37.3 million or less, plus 10% on amounts in excess of $37.3 million. In addition, a bank may designate and exempt $5.0 million of certain reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the Federal Reserve. The reserve requirement on non-personal time deposits with original maturities of less than 1.5 years is 0%. As of September 30, 2004, the Bank had a Regulation D reserve requirement of $7.0 million.

Affiliate Transactions

     The Company and the Bank are separate and distinct legal entities. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company (an "affiliate"), generally limiting such transactions with the affiliate to 10% of the bank's capital and surplus and limiting all such transactions to 20% of the bank's capital and surplus. These transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to the bank as those prevailing at the time for transactions with unaffiliated companies.

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

Financial Services Modernization

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

     (4) provided an enhanced framework for protecting the privacy of consumer information; and

     (5) addressed a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

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

The USA Patriot Act

     In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions.

     Among other requirements, Title III of the USA Patriot Act imposes the following requirements:

     * Financial institutions must establish anti-money laundering programs that include (i) internal policies, procedures and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs and
           (iv) an independent audit function to test the anti-money laundering program.

     * Financial institutions must implement a risk-based customer identification program in connection with opening new accounts. The program must contain requirements for identity verification, record-keeping, comparison of information to government-maintained lists and notice to customers.

     * Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives must establish appropriate, specific and, where necessary, enhanced due diligence policies, procedures and controls designed to detect and report money laundering.

     * Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks that do not have a physical presence in any country and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

     * Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

     Our policies and procedures have been updated to reflect the requirements of the USA Patriot Act. No significant changes in our business or customer practices were required as a result of the implementation of these requirements.

Sarbanes-Oxley Act of 2002

     The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC"), under the Securities Exchange Act of 1934 ("Exchange Act").

     The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

     The Sarbanes-Oxley Act addresses, among other matters:

     *     audit committees;

     * certification of financial statements by the chief executive officer and the chief financial officer;

     * the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

     * a prohibition on insider trading during pension fund black out periods;

     *     disclosure of off-balance sheet transactions;

     *     a prohibition on personal loans to directors and officers;

     *     expedited filing requirements for Form 4s;

     * disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

     *     "real time" filing of periodic reports;

     *     the formation of a public company accounting oversight board;

     *     auditor independence; and

     * various increased criminal penalties for violations of securities laws.

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

     The Company's total risk based capital must equal 8% of risk-weighted assets and one half of the 8%, or 4%, must consist of Tier 1 (core) capital. As of September 30, 2004, the Company's total risk based capital was 22.2% of risk-weighted assets and its risk based capital of Tier 1 (core) capital was 21.0% of risk-weighted assets.

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

     The provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." These rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has previously recorded deferred taxes equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction is determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Bank is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allowed an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years was equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders. As of September 30, 2004, the Bank has recaptured all federal tax bad debt reserves that had been accumulated since October 1, 1988.

     Distributions. To the extent that the Bank makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "Regulation of the Bank - Dividends" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

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

Personnel

     As of September 30, 2004, the Bank had 187 full-time employees and 17 part-time employees. The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees is good.

Executive Officers of the Registrant

     The following table sets forth certain information with respect to the executive officers of the Company and the Bank. Each of the executive officers holds the same position with the Company and the Bank.

                Executive Officers of the Company and Bank

                    Age at                        Position
                  September     ----------------------------------------------
Name               30, 2004           Company                   Bank
----------------  ---------     ---------------------    ---------------------

Clarence E. Hamre     70        Chairman of the Board    Chairman of the Board
Michael R. Sand       50        President and Chief      President and Chief
                                 Executive Officer        Executive Officer
Dean J. Brydon        37        Chief Financial          Chief Financial
                                 Officer                  Officer
Marci A. Basich       36        Treasurer                Treasurer


     Biographical Information.

     Clarence E. Hamre is Chairman of the Board of the Company and the Bank. He has been affiliated with the Bank since 1969 and served as President and Chief Executive Officer of the Bank since 1969 and as President and Chief Executive Officer of the Company since 1997. On January 23, 2003, Mr. Hamre retired as President of the Bank and the Company and on September 30, 2003, he retired as Chief Executive Officer of the Bank and the Company.

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

     Dean J. Brydon has been affiliated with the Bank since 1994 and has served as the Chief Financial Officer of the Company and the Bank since January 2000 and Secretary of the Company and Bank since January 2004. Mr. Brydon is a Certified Public Accountant.

     Marci A. Basich has been affiliated with the Bank since 1999 and has served as Treasurer of the Company and the Bank since January 2002. Ms. Basich is a Certified Public Accountant. From 1998 to 1999, Ms. Basich was the Senior Accountant of 4th Dimension Computers, Inc., a computer software and service company.

Item 2.  Properties
-------------------

     At September 30, 2004 the Bank operated 16 full service facilities. Subsequent to September 30, 2004, the Bank acquired seven branch offices from Venture Bank and consolidated two locations. The newly acquired office in Hoquiam at 305 8th Street has been consolidated into the Bank's existing Hoquiam office at 624 Simpson Avenue and the Bank's existing Montesano office at 314 Main Street South has been consolidated into the newly acquired
Montesano office at 201 Main Street South.   The following table sets forth
certain information regarding the Bank's offices, all of which are owned, except for the Tacoma office, the Gig Harbor office, the Data Center office at 504 8th Street, and the newly acquired Lacey office at 1751 Circle Lane SE, which are leased.

                                            Approximate        Deposits at
Location                     Year Opened   Square Footage   September 30, 2004
---------------------------  -----------   --------------   ------------------
                                                               (In thousands)

Main Office:

624 Simpson Avenue                1966          7,700            $ 77,915
Hoquiam, Washington 98550

Branch Offices:

300 N. Boone Street               1974          3,400              29,429
Aberdeen, Washington 98520

314 Main Street South(1)          1975          2,800              21,517
Montesano, Washington 98563

361 Damon Road                    1977          2,100              23,332
Ocean Shores, Washington 98569

2418 Meridian East                1980          2,400              42,330
Edgewood, Washington 98371

202 Auburn Way South              1994          4,200              17,380
Auburn, Washington 98002

12814 Meridian East (South Hill)  1996          4,200              19,799
Puyallup, Washington 98373

                       (table continued on following page)

                                            Approximate        Deposits at
Location                     Year Opened   Square Footage   September 30, 2004
---------------------------  -----------   --------------   ------------------
                                                               (In thousands)

1201 Marvin Road, N.E.           1997           4,400           $  10,572
Lacey, Washington 98516

101 Yelm Avenue W.               1999           1,800              13,112
Yelm, Washington 98597

20464 Viking Way NW              1999           3,380               7,245
Poulsbo, Washington  98370

2419 224th Street E.             1999           3,865              13,655
Spanaway, Washington  98387

801 Trosper Road SW              2001           3,300              14,044
Tumwater, Washington 98512

7805 South Hosmer Street         2001           5,000               9,931
Tacoma, Washington 98408

2401 NW Bucklin Hill Road        2003           4,000               6,728
Silverdale, Washington 98383

423 Washington Street SE         2003           3,000              10,986
Olympia, Washington 98501

3105 Judson St                   2004           2,715               1,595
Gig Harbor, Washington 98335

117 N. Broadway(2)               2004           3,693                  --
Aberdeen, Washington 98520

313 West Waldrip(2)              2004           5,922                  --
Elma, Washington 98541

305 8th Street(2)(3)             2004           4,074                  --
Hoquiam, Washington 98550

1751 Circle Lane SE(2)           2004             892                  --
Lacey, Washington 98503

201 Main Street South(2)         2004           3,240                  --
Montesano, Washington 98563

101 2nd Street(2)                2004           1,800                  --
Toledo, Washington 98591

209 NE 1st Street(2)             2004           3,395                  --
Winlock, Washington 98586

                       (table continued on following page)

                                            Approximate        Deposits at
Location                     Year Opened   Square Footage   September 30, 2004
---------------------------  -----------   --------------   ------------------
                                                               (In thousands)

Data Center:

422 6th Street                   1990            2,700          $       --
Hoquiam, Washington 98550

504 8th Street                   2003            5,400                  --
Hoquiam, Washington 98550

Loan Center:

120 Lincoln Street               2003            5,000                  --
Hoquiam, Washington 98550

--------------
(1) Consolidated into office at 201 Main Street South, Montesano, Washington on November 15, 2004.
(2)  Acquired from Venture Bank on October 9, 2004
(3) Consolidated into office at 624 Simpson Avenue, Montesano, Washington on November 15, 2004.

     Management believes that all facilities, except for the Data Center building located at 422 6th Street in Hoquiam are appropriately insured and are adequately equipped for carrying on the business of the Bank. The Data Center building at 422 6th Street in Hoquiam has sustained structural damage and is not currently occupied. A pending claim has been filed with the Bank's previous insurance company.

     At September 30, 2004 the Bank operated 17 proprietary ATMs that are part of a nationwide cash exchange network. Subsequent to September 30, 2004, the Bank acquired additional ATMs as part of the Venture Bank branch acquisition and now operates 22 ATMs.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2004.

                                   PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
-------------------------------------------------------------------
Matters and Issuer Purchases of Equity Securities
-------------------------------------------------

     The Company's common stock is traded on the Nasdaq National Market under the symbol "TSBK". As of September 30, 2004, there were 3,882,070 shares of common stock issued and approximately 693 shareholders of record, excluding persons or entities who hold stock in nominee or "street name" accounts with brokers. The following table sets forth the market price range of the Company's common stock for the years ended September 30, 2004 and 2003. This information was provided by the Nasdaq Stock Market.

                         High        Low      Dividends
                        ------     ------     ---------
Fiscal 2004
-----------
First Quarter.......... $24.95     $22.07      $0.14
Second Quarter.........  23.84      22.01       0.14
Third Quarter..........  23.50      21.00       0.14
Fourth Quarter.........  23.94      22.05       0.15

Fiscal 2003
-----------
First Quarter.......... $18.32     $16.43      $0.12
Second Quarter.........  19.35      18.00       0.12
Third Quarter..........  24.39      19.08       0.12
Fourth Quarter.........  24.24      22.21       0.14

Dividends

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

Stock Repurchases

     The Company has had various buy-back programs since January 1998. On February 27, 2004, the Company announced a plan to repurchase 360,670 shares of the Company's stock. This marked the Company's twelfth stock repurchase plan. As of September 30, 2004, the Company has repurchased 214,086 of these shares at an average price of $22.83 per share. Cumulatively the Company has repurchased 3,192,687 shares at an average price of $14.96 per share. This represents 48.3% of the 6,612,500 shares that were issued when the Company went public in January 1998.

     The following table sets forth the Company's repurchases of its outstanding Common Stock during the fourth quarter of the year ended September 30, 2004.

                                                                 Maximum
                                               Total Number     Number (or
                                                 of Shares     Approximate
                                               Purchased as    Dollar Value)
                           Total                  Part of     of Shares that
                         Number of    Average     Publicly      May Yet Be
                          Shares     Price Paid   Announced     Purchased
       Period            Purchased    per Share     Plans     Under the Plans
-----------------------  ---------   ----------  -----------  ---------------

July 1, 2004 -
 July 31, 2004..........   9,000        $22.55       9,000        156,584

August 1, 2004 -
 August 31, 2004........      --            --          --        156,584

September 1, 2004 -
 September 30, 2004.....  10,000         22.87      10,000        146,584
                          ------        ------      ------

Total...................  19,000         22.72      19,000
                          ======        ======      ======

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

                                              At September 30,
                               ---------------------------------------------
                                2004      2003     2002      2001      2000
                               ------    ------   ------    ------    ------
                                                (In thousands)
SELECTED FINANCIAL CONDITION DATA:

Total assets................. $460,419  $449,633  $431,054  $386,305  $368,080
Loans receivable and loans
 held for sale, net..........  344,594   322,236   322,528   323,768   313,006
Investment securities
 available-for-sale..........   41,560    36,933    23,694    10,210    13,356
Mortgage-backed securities
 held to maturity............      174       279        --        --        --
Mortgage-backed securities
 available-for-sale..........   18,329    17,098    17,888    19,159    11,569
FHLB Stock...................    5,682     5,454     5,139     4,830     4,150
Cash and due from financial
 institutions, interest-
 bearing deposits in banks
 and fed funds sold..........   19,833    38,098    36,073    13,439    12,002
Deposits.....................  319,570   307,672   292,316   242,372   212,611
FHLB advances................   65,421    61,605    61,759    68,978    81,137
Shareholders' equity.........   72,817    77,611    74,396    71,809    72,312

                                        Year Ended September 30,
                               ---------------------------------------------
                                2004      2003     2002      2001      2000
                               ------    ------   ------    ------    ------
                                   (In thousands, except per share data)
SELECTED OPERATING DATA:

Interest and dividend income.  $26,968  $27,723   $30,263   $31,692   $28,362
Interest expense.............    7,325    8,946    10,890    13,924    12,427
                               -------  -------   -------   -------   -------
Net interest income..........   19,643   18,777    19,373    17,768    15,935
Provision for loan losses....      167      347       992     1,400       885
                               -------  -------   -------   -------   -------
Net interest income after
 provision for loan losses...   19,476   18,430    18,381    16,368    15,050
Noninterest income...........    4,179    6,007     4,658     2,927     1,738
Noninterest expense..........   15,575   14,832    12,716    11,092     7,966

Income before income taxes...    8,080    9,605    10,323     8,203     8,822
Provision for income taxes...    2,492    2,966     3,432     2,741     2,925
                               -------  -------   -------   -------   -------
Net income...................  $ 5,588  $ 6,639   $ 6,891   $ 5,462   $ 5,897
                               =======  =======   =======   =======   =======

Earnings per common share:
  Basic......................  $  1.54  $  1.74   $  1.76   $  1.30   $  1.31
  Diluted....................  $  1.46  $  1.66   $  1.71   $  1.28   $  1.31
Dividends per share..........  $  0.57  $  0.50   $  0.45   $  0.41   $  0.35
Dividend payout ratio........    37.01%   28.74%    25.57%    31.54%    26.72%

                                              At September 30,
                                ---------------------------------------------
                                 2004      2003     2002      2001      2000
                                ------    ------   ------    ------    ------
OTHER DATA:

Number of real estate loans
 outstanding..................   4,101     3,522    2,911     3,041     3,000
Deposit accounts..............  40,348    39,313   36,896    30,893    24,195
Full-service offices..........      16        15       13        13        11

                                    At or For the Year Ended September 30,
                                ---------------------------------------------
                                 2004      2003     2002      2001      2000
                                ------    ------   ------    ------    ------
KEY FINANCIAL RATIOS:

Performance Ratios:
 Return on average assets (1).   1.24%     1.52%     1.73%     1.47%    1.75%
 Return on average equity (2).   7.52      8.67      9.42      7.53     8.27
 Interest rate spread (3).....   4.40      4.11      4.34      3.95     3.85
 Net interest margin (4)......   4.77      4.61      5.08      4.99     4.95
 Average interest-earning
  assets to average
  interest-bearing
  liabilities................. 120.68    122.74    125.73    126.58   128.55
 Noninterest expense as a
  percent of average
  total assets................   3.46      3.39      3.19      2.99     2.37
 Efficiency ratio (5).........  65.38     59.85     52.91     53.60    45.07
 Book value per share (6)..... $18.76    $18.25    $17.14    $15.71   $15.09
 Book value per share (7).....  20.28     19.77     18.69     17.20    16.58

Asset Quality Ratios:
 Nonaccrual and 90 days or
  more past due loans as a
  percent of total loans
  receivable, net (8).........   0.41%     1.19%     1.15%     1.25%    1.14%
 Nonperforming assets as a
  percent of total assets.....   0.40      1.15      1.03      1.32     1.52
 Allowance for loan losses
  as a percent of total
  loans receivable, net (8)...   1.14      1.19      1.11      0.93     0.84
 Allowance for losses as a
  percent of nonperforming
  loans....................... 276.77     99.90     97.03     74.55    73.09
 Net charge-offs to average
  outstanding loans...........   0.02      0.03      0.13      0.31     0.01
Capital Ratios:
 Total equity-to-assets ratio.  15.82     17.26     17.26     18.59    19.65
 Average equity to average
  assets (9)..................  16.52     17.49     18.37     19.52    21.19

----------------
(1)  Net income divided by average total assets.
(2)  Net income divided by average total equity.
(3) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(4) Net interest income (before provision for loan losses) as a percentage of average interest-earning assets.
(5) Other expenses (excluding federal income tax expense) divided by the sum of net interest income and noninterest income.
(6) Calculation includes Employee Stock Ownership Plan ("ESOP") shares not committed to be released.
(7)  Calculation excludes ESOP shares not committed to be released.
(8) Loans receivable includes loans held for sale and is before the allowance for loan losses.
(9)  Average total equity divided by average total assets.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

General

     Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto included in Item 8 of this Annual Report on Form 10-K.

     Certain matters in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements due to a wide range of factors including, but not limited to, the general business environment, the direction of future interest rates, competitive conditions between banks and non-bank financial providers, regulatory changes, labor market competitiveness, and other risks detailed in the Company's reports filed with the Securities and Exchange Commission.

Operating Strategy

     The Bank is a community-oriented bank which has traditionally offered a wide variety of savings products to its retail customers while concentrating its lending activities on real estate loans. The primary elements of the Bank's operating strategy include:

     Emphasize Residential Mortgage Lending and Residential Construction Lending. The Bank has historically attempted to establish itself as a niche lender in its primary market areas by focusing a part of its lending activities primarily on the origination of loans secured by one- to- four family residential dwellings, including an emphasis on loans for the construction of residential dwellings. In an effort to meet the credit needs of borrowers in its primary area, the Bank actively originates one- to- four family mortgage loans that do not qualify for sale in the secondary market under FHLMC guidelines. The Bank has also been an active participant in the secondary market, originating residential loans for sale to the FHLMC on a servicing retained basis. The Bank occasionally retains fixed-rate one-to-four family mortgage loans in its portfolio for yield and asset-liability management purposes.

     Diversify Primary Market Area by Expanding Branch Office Network. In an effort to lessen its dependence on the Grays Harbor County market whose economy has historically been tied to the timber and fishing industries, the Bank has opened branch offices in Pierce, King, Thurston and Kitsap Counties. Thurston, Pierce, King and Kitsap Counties contain the Olympia, Bremerton, and Seattle-Tacoma metropolitan areas and their economies are more diversified with the presence of government, aerospace and computer technology industries. Subsequent to September 30, 2004, the Bank acquired two branches in Lewis County from Venture Bank as part of a seven-branch acquisition. For additional information see "Item 1, Business - Recent Developments" and "- Market Area."

     Limit Exposure to Interest Rate Risk. In recent years, a majority of the loans that the Bank has retained in its portfolio generally have periodic interest rate adjustment features or have been relatively short-term in nature. Loans originated for portfolio retention primarily have included ARM loans and short-term construction loans. Longer term fixed-rate mortgage loans have generally been originated for sale in the secondary market. Management believes that the interest rate sensitivity of these adjustable rate and short-term loans more closely match the interest rate sensitivity of the Bank's funding sources than do other longer duration assets with fixed interest rates.

     Emphasize the Origination of Commercial Real Estate and Commercial Business Loans. The Bank established a business banking division in 1998 for the purpose of increasing the Bank's origination of commercial real estate and commercial business loans. Originally, three lenders were hired to staff the division. Currently, a Division Manager and six lenders are active in the origination of commercial loans.

     Increase the Consumer Loan Portfolio. In 2001 the Bank hired a consumer loan specialist to increase the origination of consumer loans. The consumer loans generated since that time have been secured primarily by real estate. The Bank expects to continue expanding its portfolio of consumer loans.

     Pursue Low Cost Core Deposits and Deposit Related Fee Income. The Bank has placed an emphasis on attracting commercial and personal checking accounts. These transactional accounts typically provide a lower cost of funding than certificates of deposit accounts and generate non-interest fee income. The Bank implemented a checking account acquisition program in 2000 to increase these transactional accounts. Subsequent to September 30, 2004, the Bank increased its transaction account base by acquiring seven branches and the related deposits from Venture Bank. For additional information, see "Item 1, Business - Recent Developments."

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

     The Bank has adopted a strategy that is designed to substantially match the interest rate sensitivity of assets relative to its liabilities. The primary elements of this strategy involve originating ARM loans for its portfolio; maintaining residential construction loans as a portion of total net loans receivable because of their generally shorter terms and higher yields than other one- to- four family residential mortgage loans; matching asset and liability maturities; investing in short-term securities; originating fixed-rate loans for retention or sale in the secondary market; and retaining the related loan servicing rights.

     Sharp increases or decreases in interest rates may adversely affect the Bank's earnings. However, based on a rate shock analysis prepared by the FHLB-Seattle, an increase in interest rates of up to 300 basis points would increase the Bank's projected net interest income, primarily because a larger portion of the Bank's interest rate sensitive assets than interest rate sensitive liabilities would reprice within a one year period. Similarly, further decreases in interest rates would negatively affect net interest income, as repricing would have the opposite effect. Management has sought to sustain the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Bank actively originates adjustable-rate loans for retention in its loan portfolio. Fixed-rate mortgage loans generally are originated for the immediate or future resale in the secondary mortgage market. At

September 30, 2004, adjustable rate mortgage loans and adjustable-rate mortgage-backed securities constituted $224.8 million or 60.8%, of the Bank's total combined mortgage loan and mortgage-backed securities portfolio. Although the Bank has sought to originate ARM loans, the ability to originate such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer fixed-rate loans.

     Consumer loans and construction and land development loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Bank's exposure to fluctuations in interest rates. At September 30, 2004, the construction and land development, and consumer loan portfolios amounted to $106.2 million and $32.8 million, or 26.9% and 8.3% of total loans receivable (including loans held for sale), respectively.

     Quantitative Aspects of Market Risk. Management of the Bank monitors the Bank's interest rate sensitivity through the use of a model provided for the Bank by the FHLB- Seattle. The model estimates the changes in net portfolio value ("NPV") and net interest income in response to a range of assumed changes in market interest rates. The model first estimates the level of the Bank's NPV (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment. In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates. The model then recalculates the Bank's NPV under different interest rate scenarios. The change in NPV under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk. The following table is provided by the FHLB-Seattle based on data at September 30, 2004.

                      Net Interest Income            Current Market Value
 Projected     ------------------------------  ------------------------------
Interest Rate  Estimated  $ Change   % Change  Estimated  $ Change   % Change
  Scenario       Value    from Base  from Base   Value    from Base  from Base
-------------  ---------  ---------  ---------  --------  ---------  ---------
                                  (Dollars in thousands)

    +300        $19,432    $   490      2.58%    $56,906   $(1,337)   (2.30)%
    +200         19,309        367      1.94      58,152       (91)   (0.16)
    +100         19,193        251      1.32      58,830       587     1.01
    BASE         18,942         --        --      58,243        --       --
    -100         18,144       (799)    (4.22)     56,707    (1,536)   (2.64)
    -200         16,556     (2,386)   (12.60)     56,026    (2,217)   (3.81)
    -300         14,479     (4,463)   (23.56)     52,956    (5,287)   (9.08)

     Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit decay, and should not be relied upon as indicative of actual results. Furthermore, the computations do not reflect any actions management may undertake in response to changes in interest rates.

     In the event of a 200 basis point decrease in interest rates, the Bank would be expected to experience a 3.8% decrease in NPV and a 12.6% decrease in net interest income. In the event of a 200 basis point increase in interest rates, a 0.2% decrease in NPV and a 1.9% increase in net interest income would be expected. Based upon the modeling described above, the Bank's asset and liability structure generally results in decreases in NPV and decreases in net interest income in a declining interest rate scenario. This structure also generally results in increases in net interest income in a rising interest rate environment.

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

Comparison of Financial Condition at September 30, 2004 and 2003

     Total Assets: Total assets increased $10.8 million to $460.4 million at September 30, 2004 from $449.6 million at September 30, 2003 primarily due to increases of $22.4 million in total loans, $6.7 million in cash and due from financial institutions, $5.8 million in investment securities and $1.2 million in fed funds sold. Partially offsetting these increases was a $26.1 million decrease in interest bearing deposits in banks. The net asset growth was primarily funded by increased deposits and FHLB advances.

     Premises and Equipment: Premises and equipment increased $484,000 to $13.9 million at September 30, 2004 from $13.4 million at September 30, 2003 primarily due to the opening of a new branch in Gig Harbor during the year. For additional information on premises and equipment, see Note 6 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

     Cash and Due from Financial Institutions, Interest Bearing Deposits in Banks, and Federal Funds Sold: Cash and due from financial institutions, interest bearing deposits in banks, and federal funds sold decreased by $18.3 million to $19.8 million at September 30, 2004 from $38.1 million at September 30, 2003. The decrease was a result of using a portion of these short-term deposits to fund loan growth, to fund the Company's stock repurchase program, and to fund the purchase of additional investment securities.

     Investments, Mortgage-backed Securities and FHLB Stock: Investments, mortgage-backed securities and FHLB stock increased by $5.9 million to $65.7 million at September 30, 2004 from $59.8 million at September 30, 2003, as additional U.S. agency securities and mortgage-backed securities were purchased. For additional details on investments and mortgage-backed
securities, see Item 1, Business   Investment Activities" and Note 3 of the
Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

     Loans Receivable and Loans Held for Sale, net of allowance for loan losses: Net loans receivable, including loans held-for-sale, increased by $22.4 million to $344.6 million at September 30, 2004 from $322.2 million at September 30, 2003. The increase in the portfolio was primarily a result of increases of $5.3 million in commercial real estate loans, $4.8 million in consumer loans, $4.5 million in one-to four-family mortgage loans, $4.3 million in land loans, $3.3 million in construction loans (net of undisbursed portion), and $1.6 million in commercial business loans. These increases were partially offset by a $1.1 million decrease in multi-family loans.

     Loan originations totaled $201.1 million for the year ended September 30, 2004, compared to $255.5 million for the year ended September 30, 2003. The Bank sold $35.7 million in fixed rate one-to-four family mortgage loans for the year ended September 30, 2004, compared to $108.8 million for the year ended September 30, 2003. Loan originations and loan sales were higher in 2003 primarily due to the robust refinance activity of single family mortgage loans
attributed to the low interest rate environment.   For additional information
on loans, see "Item 1, Business Lending Activities" and Note 4 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

     Real Estate Owned: Real estate owned ("REO") and other repossessed items decreased $837,000 to $421,000 at September 30, 2004 from $1.3 million at September 30, 2003. The balance decreased as ten properties were sold and four properties were added to REO status during the year. For additional
information on REOs, see "Item 1, Business   Lending Activities
Nonperforming Assets" and Note 7 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

     Deposits: Deposits increased by $11.9 million to $319.6 million at September 30, 2004 from $307.7 million at September 30, 2003, primarily due to increases of $19.6 million in NOW checking accounts, $8.0 million in non-interest bearing accounts, and $2.2 million in money market accounts. These increases were partially offset by decreases of $16.6 million in certificate of deposit accounts and $1.4 million in savings accounts. The Bank continues to focus on attracting transaction accounts rather than higher-rate certificate of deposit accounts. Transaction accounts represent a stronger core deposit relationship than other types of deposit accounts. For additional information of deposits,
see "Item 1, Business   Deposit Activities and Other Sources of Funds" and
Note 8 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

     Borrowings: Borrowings increased by $3.8 million to $65.4 million at September 30, 2004 from $61.6 million at September 30, 2003. The increased borrowings were used to fund a portion of the Bank's loan portfolio growth.
For additional information on borrowings, see "Item 1, Business   Deposit
Activities and Other Sources of Funds Borrowings" and Note 9 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

     Shareholders' Equity: Total shareholders' equity decreased by $4.9 million to $72.8 million at September 30, 2004 from $77.6 million at September 30, 2003, primarily due to the repurchase of 482,016 shares of the Company's stock for $11.1 million, the payment of $2.3 million in dividends to shareholders and a $324,000 decrease in accumulated other comprehensive income. Partially offsetting these decreases to equity, were net income of $5.6 million and a $2.2 million increase to additional paid in capital from the exercise of stock options and the vesting of shares associated with the Bank's benefit plans. Also increasing shareholders' equity were decreases of $645,000 and $529,000 in the equity components related to unearned shares issued to the Management Recognition and Development Plan ("MRDP") and the ESOP, respectively, as more shares vested under the MRDP and were released under the ESOP.

     On February 27, 2004, the Company announced a plan to repurchase 360,670 shares of the Company's stock. This marked the Company's twelfth stock repurchase plan. As of September 30, 2004, the Company has repurchased 214,086 of these shares at an average price of $22.83 per share. Cumulatively the Company has repurchased 3,192,687 (48.3%) of the 6,612,500 shares that were issued when the Company went public in January 1998 at an average price of $14.96 per share.

Comparison of Financial Condition at September 30, 2003 and 2002

     Total Assets: Total assets increased $18.5 million to $449.6 million at September 30, 2003 from $431.1 million at September 30, 2002. This change is reflected primarily in a $16.7 million increase in investments and interest bearing deposits in banks and a $1.8 million increase in premises and equipment.

     Premises and Equipment: Premises and equipment increased $1.8 million to $13.4 million at September 30, 2003 from $11.7 million at September 30, 2002. The increase is primarily related to the opening of two new branches (Silverdale and Olympia), the opening of a new facility to house the Bank's loan servicing department and escrow department, and the purchase of equipment in conjunction with the Bank's technology improvement initiatives. For additional information on premises and equipment, see Note 6 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

     Cash and Due from Financial Institutions: Cash and due from financial institutions and interest-bearing deposit balances in banks increased to $38.1 million at September 30, 2003 from $36.1 million at September 30, 2002. The increase is primarily due to investing the proceeds from increased customer deposits.

     Investments, Mortgage-backed Securities and FHLB Stock: Investments, mortgage-backed securities and FHLB stock increased $13.0 million to $59.8 million at September 30, 2003 from $46.7 million at September 30, 2002 as proceeds from increased customer deposits were invested. For additional details on investments and mortgage-backed securities, see "Item 1, Business - Investment Activities" and Note 3 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

     Loans Receivable and Loans Held for Sale, net of allowance for loan losses: Net loans receivable, including loans held-for-sale, decreased slightly to $322.2 million at September 30, 2003 from $322.5 at September 30, 2002. The composition of the portfolio continued to migrate away from the Bank's historical dependence on one-to-four family mortgage loans as the percentage of one-to-four family mortgage loans decreased to 26.2% at September 30, 2003 from

31.3% at September 30, 2002. The lower levels of one-to-four family mortgage loans were partially offset by increased levels of construction loans, commercial real estate loans, and consumer loans. During the year one-to-four family mortgage loans decreased by $17.8 million and multi-family mortgage loans decreased by $5.9 million. However, net construction loans increased by $11.5 million, commercial mortgage loans increased by $5.3 million, and consumer loans increased by $6.2 million. Loan volume was very strong during the year ended September 30, 2003 as the Bank originated loans of $255.5 million and sold $108.8 million in fixed rate one-to-four family mortgage loans. Management elected to sell a majority of the fixed rate residential loans originated rather than adding them to the Bank's portfolio due to the low interest-rate environment. For additional information on loans, see "Item 1, Business - Lending Activities" and Note 4 of the Notes to Consolidated Financial Statements conained in "Item 8, Financial Statements and Supplemental Data."

     Real Estate Owned: REO and other repossessed items increased $578,000 to $1.3 million at September 30, 2003 from $680,000 at September 30, 2002. The balance increased as nine properties totaling $1.0 million were added to REO status and seven properties totaling $422,000 were sold during the year. For additional information, see "Item 1, Business - Lending Activities - Nonperforming Assets" and Note 7 to the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

     Deposits: Deposits increased by $15.4 million to $307.7 million at September 30, 2003 from $292.3 million at September 30, 2002, primarily due to increases of $15.4 million in NOW checking accounts, $9.2 million in passbook savings accounts, and $5.5 million in non-interest bearing accounts. These increases were partially offset by decreases of $8.4 million in money market accounts and $6.4 million in certificate of deposit accounts. The Bank chose not to compete for high-rate certificate of deposit accounts, electing instead to focus on attracting transaction accounts that typically provide more of a core deposit relationship with customers. For additional information on deposits, see "Item 1, Business - Deposit Activities and Other Sources of Funds" and Note 8 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

     Borrowings: Borrowings decreased $154,000 to $61.6 million at September 30, 2003 from $61.8 million at September 30, 2002 due to scheduled amortization payments on FHLB advances. For additional information on borrowings, see "Item 1, Business - Deposit Activities and Other Sources of Funds - Borrowings" and Note 9 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

     Shareholders' Equity: Total shareholders' equity increased by $3.2 million to $77.6 million at September 30, 2003 from $74.4 million at September 30, 2002. The components of shareholders' equity were primarily affected by net income of $6.64 million, the repurchase of 188,367 shares of the Company's stock for $3.85 million and the payment of $2.15 million in dividends to shareholders. Also affecting shareholders' equity was a $1.77 million increase to additional paid in capital from the exercise of stock options and the vesting of shares associated with the Bank's benefit plans. Also increasing shareholders' equity were a $364,000 decrease in accumulated other comprehensive income, and decreases of $644,000 and $528,000 in the equity components related to unearned shares issued to the MRDP and ESOP, respectively, as more shares vested under the MRDP and were released under the ESOP.

     On February 14, 2003 the Company announced a plan to repurchase 380,028 shares of the Company's stock. This marked the Company's eleventh stock repurchase plan. As of September 30, 2003, the Company had purchased 112,108 of these shares and cumulatively had repurchased 2,710,671 (41.0%) of the 6,612,500 shares that were issued when the Company went public in January 1998.

Comparison of Operating Results for Years Ended September 30, 2004 and 2003

     Net Income: Net income for the year ended September 30, 2004 was $5.59 million, or $1.46 per diluted share ($1.54 per basic share) compared to $6.64 million, or $1.66 per diluted share ($1.74 per basic share) for the year ended September 30, 2003. The lower earnings were primarily the result of decreased income from loan sales and increased non-interest expenses, which were partially offset by increased net interest income. Specifically, the $0.20 per share decrease in earnings for the year ended September 30, 2004 was a result of the $1.83 million ($1.21 million net of income tax - $0.32 per diluted share) decrease in non-interest income and the $743,000 ($490,000 net of income tax - $0.13 per diluted share) increase in non-interest expense. These items were partially offset by a $1.05 million ($690,000 net of income tax - $0.18 per diluted share) increase in net interest income after provision for loan losses and a lower number of weighted average shares outstanding (due to share repurchases),which increased diluted earnings per share by approximately $0.07.

     The Company also incurred expenses of approximately $70,000 ($46,000 net of income tax) in connection with the acquisition of seven Venture Bank branches. The transaction closed on October 9, 2004 and the Company estimates that it will incur approximately $200,000 ($132,000 net of income tax) in additional acquisition related expenses during the first quarter of the next fiscal year. The Company believes that the transaction will be accretive (net of the initial transaction expenses) within one year following full integration of the new branches into the Bank's system. However, during the initial two quarters, net income may be negatively impacted by the acquisition as a portion of the acquired deposits will be invested in short-term investments with lower yields. As the acquired deposits are deployed into loans, the transaction will contribute to earnings. The Company believes that this acquisition brings solid potential to generate long-term earnings growth and increase shareholder value. For additional information on the acquisition
of Venture Bank branches, see "Item 1, Business   Recent Developments."

     Net Interest Income: Net interest income increased $866,000 to $19.64 million for the year ended September 30, 2004 from $18.78 million for the year ended September 30, 2003, primarily due to a decrease in the Company's funding
costs.   Total interest expense decreased by $1.62 million to $7.33 million for the year ended September 30, 2004 from $8.95 million for the year ended September 30, 2003 as the Company's total cost of funds decreased to 2.14% from 2.69%.

     Interest expense on deposits decreased $1.40 million to $4.17 million for the year ended September 30, 2004 from $5.57 million for the year ended September 30, 2003 primarily due to lower average rates paid on interest bearing accounts and a change in the composition of average interest bearing deposits. In 2003, certificates of deposits, the Company's highest cost of deposits, comprised 49.3% of average interest bearing deposits. In 2004, certificates of deposit comprised 44.6% of average interest bearing deposits. The change in the composition of the deposit base is a result of the continued focus on attracting transaction accounts rather than higher-rate certificates of deposit. Interest expense on FHLB advances decreased $219,000 to $3.16 million for the year ended September 30, 2004 from $3.38 million for the year ended September 30, 2003, primarily due to a reduction in the average outstanding FHLB advances to $57.78 million for the year ended September 30, 2004 from $61.72 million for the year ended September 30, 2003.

     Partially offsetting the decreased interest expense was a decrease in interest income. Total interest income decreased $755,000 to $26.97 million for the year ended September 30, 2004 from $27.72 million for the year ended September 30, 2003, primarily due to a reduction in average yields on earning assets. The yield on earning assets was 6.55% for the year ended September 30, 2004 compared to 6.80% for the year ended September 30, 2003. As a result of these changes, the net interest margin increased to 4.77% for the year ended September 30, 2004 from 4.61% for the year ended September 30, 2003.

     Provision for Loan Losses: The provision for loan losses for the year ended September 30, 2004 decreased by $180,000 to $167,000 from $347,000 for the year ended September 30, 2003. The provision for loan losses was lower primarily due to changes in the loss factors used in the allowance for loan loss analysis and a lower level of net charge-offs experienced. For the years ended September 30, 2004 and 2003, net charge-offs were $67,000 and $86,000, respectively.

     The Bank has established a systematic methodology for determining the provision for loan losses. On a quarterly basis the Bank performs and analysis taking into consideration historic loss experience for various loan segments, changes in economic conditions, delinquency rates, and other factors to determine the level of allowance for loan losses needed. The allowance for loan losses had a net increase of $100,000 to $3.99 million at September 30, 2004 from $3.89 million at September 30, 2003. The increased level of the allowance for loan losses was primarily due to a larger loan portfolio (loans receivable and loans held for sale), which increased $22.5 million to $348.6 million at September 30, 2004 from $326.1 million at September 30, 2003. Partially offsetting the increased allowance tied to loan portfolio growth, were changes in the loss factors used in the allowance for loan loss analysis for certain categories.

Based on the trends in the historical charge-off and improved economic conditions, the loss factors used in the allowance for loan loss analysis for one-to four-family loans, multi-family loans, commercial real estate loans, land loans, and commercial business loans were decreased during the year.

     Based on the systematic methodology, management deemed the allowance for loan losses of $3.99 million at September 30, 2004 (1.14% of loans receivable and 276.8% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at
that date.  For additional information, see "Item 1, Business   Lending
Activities   Allowance for Loan Losses."

     Non-interest Income: Total non-interest income decreased $1.83 million to $4.18 million for the year ended September 30, 2004 from $6.01 million for the year ended September 30, 2003, primarily due to a $1.08 million decrease in income from loan sales (gain on sale of loans and servicing income on loans sold), a $141,000 decrease in gain on sale of securities, a $127,000 decrease in escrow fees, a $104,000 decrease in loan application fees, an $87,000 decrease in ATM transaction fees, an $82,000 decrease in services charges on deposits, and a $68,000 decrease in BOLI income. Income from loan sales decreased as mortgage banking activity slowed and the Bank began holding some fixed rate one-to-four family mortgage loans in its portfolio. The Bank sold $35.7 million in fixed-rate one- to four-mortgages during the year ended September 30, 2004 compared to $108.8 million for the same period a year ago.

     Non-interest Expense: Total non-interest expense increased by $743,000 to $15.58 million for the year ended September 30, 2004 from $14.83 million for the year ended September 30, 2003. The increase is primarily a result of a $493,000 increase in employee expenses, a $91,000 increase in audit and Sarbanes-Oxley related expenses, an $80,000 increase in premises and equipment expenses, and $70,000 in expenses related to the Bank's acquisition of Venture Bank branches. The increased employee expenses are primarily due to a larger employee base, annual salary adjustments, and increased medical insurance costs. The number of full-time equivalent employees increased during the year to 195 at September 30, 2004 from 186 at September 30, 2003 as the Bank opened a new branch in Gig Harbor and increased staffing levels in several other departments.

     As a result of the increased non-interest expenses, the Company's efficiency ratio increased to 65.38% for the year ended September 30, 2004 from 59.85% for the year ended September 30, 2003.

     Provision for Income Taxes: The provision for income taxes decreased $474,000 to $2.49 million for the year ended September 30, 2004 from $2.97 million for the year ended September 30, 2003 primarily as a result of lower income before taxes. The effective tax was 30.8% for the year ended September 30, 2004 and 30.9% for the year ended September 30, 2003.

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

     The Bank has established a systematic methodology for determining the provision for loan losses. On a quarterly basis the Bank performs an analysis taking into consideration historic loss experience for various loan segments, changes in economic conditions, delinquency rates, and other factors to determine the level of allowance for loan losses needed. The allowance for loan losses had a net increase of $261,000 to $3.89 million at September 30, 2003 from $3.63 million at September 30, 2002. The increased level of allowance for loan losses was primarily due to an increased level of loans classified as substandard and changes in the composition of the loan portfolio. The level of loans classified as substandard increased the level of allowance for loan losses deemed necessary by the analysis as the aggregate amount of substandard loans increased $1.1 million to $9.1 million at September 30, 2003 from $8.0 million at September 30, 2002. Also contributing to the higher allowance for loan loss level were changes in the composition of the loan portfolio. The combined percentage of construction and commercial real estate loans in the portfolio increased to 54.2% at September 30, 2003 from 49.2% at September 30, 2002, while the percentage of one- to four-family mortgage loans declined to 26.2% at September 30, 2003 from 31.3% at September 30, 2002. Construction lending and commercial real estate lending typically involve a greater degree of risk than one- to four-family residential mortgage lending and therefore construction loans and commercial real estate loans have been assigned a loss factor that is greater than the loss factor assigned to one- to four-family residential mortgage loans.

     Estimated loss factors used in the allowance for loan loss analysis are established based in part on historic charge-off data by loan category and economic conditions. Based on the trends in the historical charge-off analysis, the loss factors used in the allowance for loan loss analysis for credit cards were increased during the year ended September 30, 2003 and the loss factors for commercial business loans were decreased.

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

     Non-interest Income: For the year ended September 30, 2003 non-interest income increased $1.35 million to $6.01 million from $4.66 million for the year ended September 30, 2002. This increase is primarily due to a $494,000 increase in BOLI income, a $475,000 increase in gain on sale of loans, a $150,000 increase in security sale gains, and
a $147,000 increase in service charges on deposits.   The increased BOLI
income is a result of having a full year's earnings on the BOLI investment that was made in September 2002. The increased loan sale gains are primarily the result of a larger volume of mortgage banking activity due to the strong refinance demand, which was prompted by a decline in interest rates to historically low levels. The Bank sold $108.8 million in fixed-rate one- to four-family mortgages during the year ended September 30, 2003 compared to $70.2 million for the previous year.

     Non-interest Expense: For the year ended September 30, 2003 non-interest expense increased by $2.12 million to $14.83 million from $12.72 million for the year ended September 30, 2002. The increase is primarily a result of increased employee expenses, increased premises and equipment expenses and technology enhancement expenses.

     During the year, the Company converted to the Kirchman Bankway core processing system from its in-house supported system, and changed its Internet banking system, its loan platform system and its ATM service provider. The technology enhancements were undertaken to provide additional opportunities to serve and expand the Bank's customer base. The technology-related conversion expenses totaled $586,000 for the year ended September 30, 2003 and are reflected in the income statement under other non-interest expenses ($290,000), premises and equipment expenses ($210,000) and salaries and employee benefit expenses ($86,000). While the technology upgrades reduced profitability in the short term, the Company believes the investment will be beneficial to its customers and ultimately to its long-term investors.

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

     Provision for Income Taxes: The provision for income taxes decreased to $2.97 million for the year ended September 30, 2003 from $3.43 million for the year ended September 30, 2002 primarily as a result of lower income before taxes and an increased level of tax-exempt income. The effective tax rate was 30.9% for the year ended September 30, 2003 and 33.2% for September 30, 2002. The lower effective rate was primarily a result of the increased level of tax-exempt income from the bank owned life insurance program that was implemented in September 2002.

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

                                                      Year Ended September 30,
                     ---------------------------------------------------------------------------------------
                                 2004                          2003                          2002
                     ---------------------------   ---------------------------   ---------------------------
                               Interest                      Interest                      Interest
                     Average     and      Yield/   Average     and      Yield/   Average      and     Yield/
                     Balance   Dividends   Cost    Balance   Dividends   Cost    Balance   Dividends   Cost
                     -------   ---------  ------   -------   ---------  ------   -------   ---------  ------
                                                      (Dollars in thousands)
Interest-earning
 assets:
 Loans receivable
  (1)(2)............ $338,752   $24,898    7.35%   $319,583    $25,391    7.95%   $323,820   $27,764   8.57%
 Mortgage-backed
  and investment
  securities (3)....   22,376       934    4.17      16,282        873    5.36      23,287     1,416   6.08
 FHLB stock and
  equity
  securities (3)....   39,183     1,021    2.61      36,489      1,064    2.92      20,417       848   4.15
 Interest-bearing
  deposits..........   11,547       115    1.00      35,102        395    1.13      13,960       235   1.68
                     --------   -------            --------    -------            --------   -------
  Total interest-
   earning assets...  411,858    26,968    6.55     407,456     27,723    6.80     381,484    30,263   7.93
Non-interest-earning
 assets.............   37,845                        30,353                         16,859
                     --------                      --------                       --------

  Total assets...... $449,703                      $437,809                       $398,343
                     ========                      ========                       ========

Interest-bearing
 liabilities:
 Savings accounts... $ 48,243       342    0.71%   $ 47,411        570    1.20    $ 37,311       727   1.95
 Money market
  accounts..........   38,558       439    1.14      43,637        704    1.61      38,020     1,101   2.90
 NOW accounts.......   70,195       544    0.77      45,999        335    0.73      34,654       410   1.18
 Certificates of
  deposit...........  126,521     2,843    2.25     133,218      3,961    2.97     130,110     5,278   4.06
 FHLB advances-other
  borrowed money....   57,778     3,157    5.46      61,715      3,376    5.47      63,315     3,374   5.33
                     --------   -------            --------    -------            --------   -------
  Total interest
   bearing
   liabilities......  341,295     7,325    2.15     331,980      8,946    2.69     303,410    10,890   3.59
Non-interest bearing
 liabilities........   34,115                        29,272                         21,764
                     --------                      --------                       --------
  Total liabilities.  375,410                       361,252                        325,174

Shareholders'
 equity.............   74,293                        76,557                         73,169
                     --------                      --------                       --------
  Total liabilities
   and shareholders'
   equity........... $449,703                      $437,809                       $398,343
                     ========                      ========                       ========

Net interest income.            $19,643                        $18,777                       $19,373
                                =======                        =======                       =======
Interest rate
 spread.............                       4.40%                          4.11%                        4.34%
                                         ======                         ======                       ======
Net interest
 margin (4).........                       4.77%                          4.61%                        5.08%
                                         ======                         ======                       ======
Ratio of interest-
 earning assets
 to average
 interest-bearing
 liabilities........                     120.68%                        122.74%                      125.73%
                                         ======                         ======                       ======
--------------
(1)  Does not include interest on loans 90 days or more past due.  Includes loans originated for sale.
     Amortized net deferred loan fees (2004, $1,718; 2003, $2,140; and 2002, $1,930) included with interest and dividends.
(2)  Average balance includes nonaccrual loans.
(3)  For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized, therefore the yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.
(4)  Net interest income divided by total average interest earning assets.

                                                  52




Rate/Volume Analysis

     The following table sets forth the effects of changing rates and volumes on net interest income on the Company. Information is provided with respect to the (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate), and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change (sum of the prior columns). Changes in rate/volume have been allocated to rate and volume variances based on the absolute values of each.

                         Year Ended September 30,    Year Ended September 30,
                          2004 Compared to Year       2003 Compared to Year
                         Ended September 30, 2003    Ended September 30, 2002
                            Increase (Decrease)        Increase (Decrease)
                        -------------------------   -------------------------
                                 Due to                      Due to
                                            Net                         Net
                         Rate    Volume    Change    Rate    Volume    Change
                        ------   ------    ------   ------   ------    ------
                                           (In thousands)

Interest-earning assets:
 Loans receivable(1)...$(2,475)  $1,982  $  (493)  $(2,014)  $(359)   $(2,373)
 Investments and
  mortgage-backed
  securities...........   (220)     281       61      (200)   (343)      (543)
 FHLB stock and
  equity securities....   (118)      75      (43)     (307)    523        216
 Interest-bearing
  deposits.............    (52)    (228)    (280)      (99)    259        160
                       -------   ------  -------   -------   -----    -------
Total net change in
 income on interest-
  earning assets....... (2,865)   2,110     (755)   (2,620)     80     (2,540)

Interest-bearing
 liabilities:
 Savings accounts......   (238)      10     (228)     (324)    167       (157)
 NOW accounts..........     20      189      209      (185)    110        (75)
 Money market accounts.   (167)     (98)    (265)     (542)    145       (397)
 Certificate accounts..   (907)    (211)  (1,118)   (1,440)    123     (1,317)
 FHLB advances and other
  borrowed money.......     (4)    (215)    (219)       41     (39)         2
                       -------   ------  -------   -------   -----    -------

Total net change in
 expense on interest-
 bearing liabilities... (1,296)    (325)  (1,621)   (2,450)    506     (1,944)
                       -------   ------  -------   -------   -----    -------
Net change in net
 interest income.......$(1,569)  $2,435  $   866   $  (170)  $(426)   $  (596)
                       =======   ======  =======   =======   =====    =======

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

     The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2004, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 17.23%. At September 30, 2004, the Bank also maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate equal to 30% of total assets, under which $65.4 million was outstanding.

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

     The Bank's primary investing activity is the origination of one- to- four family mortgage loans and construction and land development loans. During the years ended September 30, 2004, 2003, and 2002, the Bank originated $36.8 million, $115.0 million and $83.1 million of one- to- four family mortgage loans and $94.4 million, $90.5 million and $52.6 million of construction and land development loans, respectively. At September 30, 2004, the Bank had mortgage loan commitments totaling $31.3 million, and undisbursed loans in process totaling $43.6 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2004 totaled $86.4 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

     The Bank's liquidity is also impacted by the volume of loans sold and loan principal payments. During the years ended September 30, 2004, 2003, and 2002, the Bank sold $35.7 million, $108.8 million and $70.2 million in fixed rate one- to four-family mortgage loans. The higher loan sales in 2003 and 2002 were due in large part to the refinancing cycle brought on by decreasing interest rates. During the years ended September 30, 2004, 2003, and 2002, the Bank received $133.9 million, $145.7 million and $136.7 million in principal repayments.

     The Bank's liquidity has been impacted by increases in deposit levels. During the years ended September 30, 2004, 2003, and 2002, deposits increased by $11.9 million, $15.4 million, and $49.9 million. Subsequent to September 30, 2004, the Bank acquired $86.3 million in deposits by acquiring seven branches from Venture Bank. For additional information, See "Item 1, Business
- Recent Developments."

     Investment and mortgage-backed securities and interest bearing deposits decreased to $64.6 million at September 30, 2004 from $83.8 million at September 30, 2003.

     Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At September 30, 2004, the Bank was in compliance with all applicable capital requirements. For additional details see the regulatory capital table in Note 18 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data" and "Item 1, Business - Regulation of the Bank - Capital Requirements."

     Contractual obligations. The following table presents, as of September 30, 2004, the Company's significant fixed and determinable contractual obligations, within the categories described below, by payment date or contractual maturity. These contractual obligations, except for the operating lease obligations are included in the Consolidated Balance Sheet. The payment amounts represent those amounts contractually due at September 30, 2004.

                                         Payments due by period
                            --------------------------------------------------
                                    Less than                        More than
Contractual obligations      Total   1 year   1-3 years   3-5 years   5 years
                            ------  --------- ---------   ---------  ---------
                                            (In thousands)

Short-term debt
 obligations............... $10,485  $10,485   $    --     $    --    $    --
Long-term debt
 obligations...............  54,936    4,583    10,655      19,698     20,000
Operating lease
 obligations...............     971      169       368         309        125
                            -------  -------   -------     -------    -------

  Total contractual
   obligations............. $66,392  $15,237   $11,023     $20,007    $20,125
                            =======  =======   =======     =======    =======

Effect of Inflation and Changing Prices

     The consolidated financial statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operation of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     The information contained under "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk and Asset and Liability Management" of this Form 10-K is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

              TIMBERLAND BANCORP, INC. AND SUBSIDIARY

             Index to Consolidated Financial Statements
                                                                        Page
                                                                        ----

Report of Independent Registered Public Accounting Firm................  56
Consolidated Balance Sheets as of September 30, 2004 and 2003..........  57
Consolidated Statements of Income For the Years Ended
   September 30, 2004, 2003, and 2002..................................  58
Consolidated Statements of Shareholders' Equity For the
   Years Ended September 30, 2004, 2003 and 2002.......................  59
Consolidated Statements of Cash Flows For the Years Ended
   September 30, 2004, 2003 and 2002...................................  60
Consolidated Statements of Comprehensive Income For the
   Years Ended September 30, 2004, 2003 and 2002.......................  62
Notes to Consolidated Financial Statements.............................  63

           Report of Independent Registered Public Accounting Firm


The Board of Directors
Timberland Bancorp, Inc.
Hoquiam, Washington


We have audited the accompanying consolidated balance sheets of Timberland Bancorp, Inc. and Subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, cash flows and comprehensive income for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Timberland Bancorp, Inc. and Subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.


/s/ McGladrey & Pullen, LLP

Tacoma, Washington
October 27, 2004

Consolidated Balance Sheets
------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2004 and 2003

                                                           2004        2003

Assets
  Cash and due from financial institutions               $ 15,268   $  8,587
  Interest-bearing deposits in banks                        3,385     29,511
  Federal funds sold                                        1,180        - -
  Mortgage-backed securities - held to maturity
    (market value $166 and $279)                              174        279
  Investments and mortgage-backed securities -
    available for sale                                     59,889     54,031
  Federal Home Loan Bank stock (at cost)                    5,682      5,454

  Loans receivable, net of allowance for loan losses
    of $3,991 and $3,891                                  343,984    321,235
  Loans held for sale                                         610      1,001
                                                          344,594    322,236

  Premises and equipment                                   13,913     13,429
  Real estate owned and other repossessed items               421      1,258
  Accrued interest receivable                               1,828      1,687
  Bank owned life insurance (BOLI)                         11,028     10,566
  Other assets                                              3,057      2,595

  Total assets                                           $460,419   $449,633

Liabilities and Shareholders' Equity

Liabilities
  Deposits:
    Demand, non-interest-bearing                         $ 37,150   $ 29,133
    Interest-bearing                                      282,420    278,539
    Total deposits                                        319,570    307,672

  Federal Home Loan Bank advances                          65,421     61,605
  Other liabilities and accrued expenses                    2,611      2,745

  Total liabilities                                       387,602    372,022

Shareholders' Equity
  Preferred stock, $0.01 par value; 1,000,000 shares
    authorized;  none issued                                   - -        - -
  Common stock, $0.01 par value; 50,000,000 shares
    authorized;
    2004 - 3,882,070 shares issued and outstanding;
    2003 - 4,251,680 shares issued and outstanding             39         43
  Additional paid-in capital                               24,867     33,775
  Unearned shares issued to employee stock ownership
    trust                                                  (4,362)    (4,891)
  Unearned shares issued to management recognition and
    development plan                                         (537)    (1,182)
  Retained earnings                                        52,967     49,699
  Accumulated other comprehensive income (loss)              (157)       167
  Total shareholders' equity                               72,817     77,611

  Total liabilities and shareholders' equity             $460,419   $449,633

See notes to consolidated financial statements.

Consolidated Statements of Income
------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2004, 2003 and 2002

                                                2004       2003        2002

Interest and Dividend Income
  Loans receivable                             $24,898     $25,391    $27,764
  Investments and mortgage-backed securities       934         873      1,416
  Dividends from investments                     1,021       1,064        848
  Interest-bearing deposits in banks               115         395        235
  Total interest and dividend income            26,968      27,723     30,263

Interest Expense
  Deposits                                       4,168       5,570      7,516
  Federal Home Loan Bank advances                3,157       3,376      3,374
  Total interest expense                         7,325       8,946     10,890

  Net interest income                           19,643      18,777     19,373

Provision for Loan Losses                          167         347        992

  Net interest income after provision for
    loan losses                                 19,476      18,430     18,381

Non-Interest Income
  Service charges on deposits                    1,927       2,009      1,862
  Gain on sale of loans, net                       642       1,451        976
  Gain (loss) on sale of securities available
    for sale, net                                   (6)        135        (15)
  BOLI net earnings                                462         530         36
  Escrow fees                                      140         267        261
  Servicing income (expense) on loans sold         (87)        183        326
  ATM transaction fees                             636         723        632
  Other                                            465         709        580
  Total non-interest income                      4,179       6,007      4,658

Non-Interest Expense
  Salaries and employee benefits                 8,794       8,301      6,987
  Premises and equipment                         1,879       1,799      1,380
  Advertising                                      729         730        777
  Real estate owned expense (income)                (3)        164        114
  ATM expenses                                     396         564        510
  Postage and courier                              343         354        294
  Other                                          3,437       2,920      2,654
  Total non-interest expense                    15,575      14,832     12,716

  Income before federal income taxes             8,080       9,605     10,323

Federal Income Taxes                             2,492       2,966      3,432

  Net income                                   $ 5,588     $ 6,639    $ 6,891

Earnings Per Common Share
  Basic                                        $  1.54     $  1.74    $  1.76
  Diluted                                         1.46        1.66       1.71

See notes to consolidated financial statements.


Consolidated Statements of Shareholders' Equity
------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2004, 2003 and 2002

                                                                  Unearned
                                                       Unearned   Shares
                                                       Shares     Issued to               Accumulated
                                                       Issued to  Management              Other
                                                       Employee   Recognition             Compre-
                          Common Stock     Additional  Stock      and Develop-            hensive
                                           Paid-in     Ownership  ment         Retained   Income
                         Shares   Amount   Capital     Trust      Plan         Earnings   (Loss)     Total

Balance, September 30,
 2001                  4,570,995    $46    $ 39,574    ($5,948)     ($2,471)    $40,332    $276     $71,809

Net income                   - -    - -         - -        - -          - -       6,891     - -       6,891
Repurchase of common
 stock                  (274,272)    (3)     (4,411)       - -          - -         - -     - -      (4,414)
Exercise of stock
 options                  44,253    - -         588        - -          - -         - -     - -         588
Cash dividends ($.45
 per share)                  - -    - -         - -        - -          - -      (2,013)    - -      (2,013)
Earned ESOP shares                  - -          27        529          - -         - -     - -         556
Earned MRDP shares                  - -          79        - -          645         - -     - -         724
Change in fair value of
  securities available
  for sale, net of tax       - -    - -         - -        - -          - -         - -     255         255

  Balance,
  September 30, 2002   4,340,976     43      35,857     (5,419)      (1,826)     45,210     531      74,396

Net income                   - -    - -         - -        - -          - -       6,639     - -       6,639
Repurchase of common
  stock                 (188,367)    (1)     (3,851)       - -          - -         - -     - -      (3,852)
Exercise of stock
  options                 99,071      1       1,490        - -          - -         - -     - -       1,491
Cash dividends ($.50
  per share)                 - -    - -         - -        - -          - -      (2,150)    - -      (2,150)
Earned ESOP shares                  - -         120        528          - -         - -     - -         648
Earned MRDP shares                  - -         159        - -          644         - -     - -         803
Change in fair value of
  securities available for
  sale, net of tax           - -    - -         - -        - -          - -         - -    (364)       (364)

  Balance,
  September 30, 2003   4,251,680     43      33,775     (4,891)      (1,182)     49,699     167      77,611

Net income                   - -    - -         - -        - -          - -       5,588     - -       5,588
Repurchase of common
  stock                 (482,016)    (5)    (11,074)       - -          - -         - -     - -     (11,079)
Exercise of stock
  options                112,406      1       1,747        - -          - -         - -     - -       1,748
Cash dividends ($.57
  per share)                 - -    - -         - -        - -          - -      (2,320)    - -      (2,320)
Earned ESOP shares                  - -         283        529          - -         - -     - -         812
Earned MRDP shares                  - -         136        - -          645         - -     - -         781
Change in fair value of
  securities available
  for sale, net of tax       - -    - -         - -        - -          - -         - -    (324)       (324)

  Balance,
  September 30, 2004   3,882,070    $39     $24,867    ($4,362)    ($   537)    $52,967   ($157)    $72,817

See notes to consolidated financial statements.



Consolidated Statements of Cash Flows
------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2004, 2003 and 2002

                                               2004        2003        2002

Cash Flows from Operating Activities
  Net income                                 $ 5,588     $  6,639    $  6,891
  Noncash revenues, expenses, gains and
   losses included in net income:
     Depreciation                                812          697         633
     Deferred federal income taxes (benefit)      69           42        (171)
     Earned ESOP shares                          812          648         556
     Earned MRDP shares                          691          693         713
     Federal Home Loan Bank stock dividends     (228)        (315)       (309)
     (Gain) loss on sale of real estate
      owned, net                                 (81)          (1)         61
     (Gain) loss on sale of securities
      available for sale                           6         (135)         15
     Gain on sale of loans                      (642)      (1,451)       (976)
     Provision for loan and real estate
      owned losses                               206          431       1,114
     Loans originated for sale               (35,350)    (106,652)    (67,531)
     Proceeds from loans held for sale        36,383      110,263      71,141
     BOLI net earnings                          (462)        (530)        (36)
  Net change in accrued interest receivable
   and other assets, and other liabilities
   and accrued expenses                         (267)        (583)       (986)
  Net cash provided by operating activities    7,537        9,746      11,115

Cash Flows from Investing Activities
  Net (increase) decrease in interest-bearing
   deposits in banks                          26,126       (4,018)    (22,071)
  Net increase in federal funds sold          (1,180)         - -         - -
  Activity in securities held to maturity:
    Maturities and prepayments                   105          234         - -
    Purchases                                    - -         (519)        - -
  Activity in securities available for sale:
    Sales                                      1,600        2,064      12,293
    Maturities and prepayments                10,006        8,595       5,326
    Purchases                                (17,965)     (23,560)    (17,200)
  Increase in loans receivable, net          (23,365)      (3,160)    (14,879)
  Additions to premises and equipment         (1,296)      (2,462)     (1,641)
  Additions to real estate owned                 (88)         (29)        (63)
  Proceeds from sale of real estate owned      1,138          425         797
  Purchase of BOLI                               - -          - -     (10,000)
  Net cash used in investing activities       (4,919)     (22,430)    (47,438)

(continued)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
------------------------------------------------------------------------------
(concluded)  (Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2004, 2003 and 2002


                                               2004        2003        2002

Cash Flows from Financing Activities
  Increase in deposits                       $11,898     $ 15,356     $49,944
  Repayment of Federal Home Loan Bank
   advances - long term                       (6,669)        (154)    (16,119)
  Proceeds from Federal Home Loan Bank
   advances - long term                          - -          - -       8,900
  Net increase in Federal Home Loan Bank
   advances - short term                      10,485          - -         - -
  Proceeds from exercise of stock options      1,748        1,491         588
  Repurchase of common stock                 (11,079)      (3,852)     (4,414)
  Payment of dividends                        (2,320)      (2,150)     (2,013)
  Net cash provided by financing activities    4,063       10,691      36,886

  Net increase (decrease) in cash              6,681       (1,993)        563

Cash and Due from Financial Institutions
  Beginning of year                            8,587       10,580      10,017

  End of year                                $15,268     $  8,587     $10,580


Supplemental Disclosures of Cash Flow
 Information
  Income taxes paid                          $ 2,095     $  2,790     $ 3,700
  Interest paid                                7,107        9,011      11,073

Supplemental Disclosures of Non-Cash
 Investing and Financing Activities
   Market value adjustment of securities
    held for sale, net of tax                  ($324)     ($  364)    $   255
   Loans transferred to real estate owned        344        1,157         689
   Investment securities acquired in loan
    securitization                               - -          - -      12,227
   Financed sale of real estate owned            169          - -         256


See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2004, 2003 and 2002


                                              2004        2003       2002

Comprehensive Income
  Net income                                 $5,588      $6,639     $6,891
  Change in fair value of
    securities available for sale, net
    of tax                                     (324)       (364)       255

  Total comprehensive income                 $5,264      $6,275     $7,146


See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2004 and 2003


Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Timberland Bancorp, Inc. (the Company); its wholly owned subsidiary, Timberland Bank (the
Bank); and the Bank's wholly owned subsidiary, Timberland Service Corp. All significant intercompany transactions and balances have been eliminated.

Nature of Operations

The Company is a holding company which operates primarily through its subsidiary, the Bank. The Bank was established in 1915 and, through its sixteen branches located in Grays Harbor, Pierce, Thurston, Kitsap and King Counties in Washington State, attracts deposits from the general public, and uses those funds, along with other borrowings, to provide residential real estate, retail and commercial loans to borrowers in western Washington, and to invest in investment securities and mortgage-backed securities.

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

Certain prior year amounts have been reclassified to conform to the 2004 presentation with no change to net income or shareholders' equity previously reported. Unallocated ESOP shares and unvested MRDP shares were previously not considered outstanding. As of September 30, 2004 these shares are considered outstanding and prior years' shares outstanding on the consolidated statements of shareholders' equity were restated.

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


Timberland Bancorp, Inc. and Subsidiaries
September 30, 2004 and 2003


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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management's continuing analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The appropriateness of the allowance for losses on loans is estimated based upon these factors and trends identified by management at the time financial statements are prepared.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


Timberland Bancorp, Inc. and Subsidiaries
September 30, 2004 and 2003


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

Interest on Loans and Loan Fees

Interest on loans is accrued daily based on the principal amount outstanding. Allowances are established for uncollected interest on loans for which the interest is determined to be uncollectible. Generally, all loans past due 90 days or more are placed on nonaccrual status and internally classified as substandard. Any interest income accrued at that time is fully reversed. Subsequent collections are applied proportionately to past due principal and interest, unless collectibility of principal is in doubt, in which case all payments would be applied to principal. Loans are removed from nonaccrual status only when the loan is deemed current, and the collectibility of principal and interest is no longer doubtful, or on 1-4 family loans, when the loan is less than 90 days delinquent.

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


Timberland Bancorp, Inc. and Subsidiaries
September 30, 2004 and 2003


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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.


(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


Timberland Bancorp, Inc. and Subsidiaries
September 30, 2004 and 2003


Note 1 - Summary of Significant Accounting Policies (continued)

Income Taxes

The Company files a consolidated federal income tax return with its subsidiaries. Prior to fiscal year 1997, the Bank qualified under provisions of the Internal Revenue Code which permitted, as a deduction from taxable income, an allowance for bad debts based on a percentage of taxable income.

In 1996, the percentage-of-income bad debt deduction for federal tax purposes was eliminated. In addition, federal tax bad debt reserves which had been accumulated since October 1, 1988, that exceeded the reserves which would have been accumulated based on actual experience, are subject to recapture over a six-year recapture period. As of September 30, 2004, all federal tax bad debt reserves had been recaptured.

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

Cash Equivalents and Cash Flows

The Company considers all amounts included in the balance sheets caption "Cash and due from financial institutions" to be cash equivalents. Cash flows from interest-bearing deposits in banks, federal funds sold, loans, deposits, and Federal Home Loan Bank advances - short-term are reported net.


(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


Timberland Bancorp, Inc. and Subsidiaries
September 30, 2004 and 2003


Note 1 - Summary of Significant Accounting Policies (concluded)

Stock-Based Compensation

At September 30, 2004, the Company has a stock-based option plan, which is described more fully in Note 14. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards granted under this plan, consistent with the method prescribed in SFAS No. 123, the Company's reported and pro forma net income and earnings per share for the years ended September 30 would be as follows (dollars in thousands, except per share amounts):

                                          2004       2003       2002

Net income, as reported                  $5,588     $6,639     $6,891
Less total stock-based compensation
  expense determined under fair value
  method for all qualifying awards,
  net of tax                                172        224        259

  Pro forma net income                   $5,416     $6,415     $6,632

Earnings Per Share
  Basic:
    As reported                          $ 1.54     $ 1.74     $ 1.76
    Pro forma                              1.49       1.68       1.70
  Diluted:
    As reported                            1.46       1.66       1.71
    Pro forma                              1.41       1.61       1.66

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

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


Timberland Bancorp, Inc. and Subsidiaries
September 30, 2004 and 2003


Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances on hand or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The amount of such balances for the years ended September 30, 2004 and 2003 was approximately $6,960,000 and $5,423,000, respectively.


Note 3 - Investments and Mortgage-Backed Securities

Investments and mortgage-backed securities have been classified according to management's intent (dollars in thousands):

                                             Gross        Gross
                                Amortized    Unrealized   Unrealized   Fair
                                Cost         Gains        Losses       Value
September 30, 2004

Held to Maturity
  Mortgage-backed securities     $  174         $- -        ($8)        $166

Available for Sale
  Mortgage-backed securities     $18,193        $236      ($100)     $18,329
  Mutual funds                    32,939         - -       (362)      32,577
  U.S. Agency Securities           8,994           4        (15)       8,983

  Total                          $60,126        $240      ($477)     $59,889


September 30, 2003

Held to Maturity
  Mortgage-backed securities     $   279        $- -      $ - -      $   279

Available for Sale
  Mortgage-backed securities     $16,722        $402     ($  26)     $17,098
  Municipal bonds                     11           1        - -           12
  Mutual funds                    34,546          12       (148)      34,410
  U.S. Agency Securities           2,500          11        - -        2,511

  Total                          $53,779        $426      ($174)     $54,031

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


Timberland Bancorp, Inc. and Subsidiaries
September 30, 2004 and 2003


Note 3 - Investments and Mortgage-Backed Securities (concluded)

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of September 30, 2004 are as follows (dollars in thousands):

                 Less Than 12 Months  12 Months or Longer        Total

                  Fair    Unrealized   Fair    Unrealized   Fair    Unrealized
Description of    Value   Losses       Value   Losses       Value   Losses
 Securities

Mutual funds       $- -      $- -     $32,577    ($362)    $32,577    ($362)

All of the securities are adjustable rate. The Company has evaluated these securities and has determined that the decline in their value is temporary. The decline in the value is not related to any company or industry specific event. The Company anticipates full recovery of the value with respect to these securities and has the ability to hold the investments until the market rate on the investments become favorable.

Mortgage-backed and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral, and Aberdeen Neighborhood Housing deposits totaled $25,228,000 and $16,757,000 at September 30, 2004 and 2003, respectively.

The contractual maturities of debt securities at September 30, 2004 are as follows (dollars in thousands). Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

                                    Held to Maturity     Available for Sale
                                     Amortized  Fair       Amortized   Fair
                                     Cost       Value      Cost        Value

Due within one year                  $ - -     $ - -      $   - -    $   - -
Due from one year to five years        - -       - -        9,218      9,214
Due from five to ten years             - -       - -        1,249      1,305
Due after ten years                    174       166       16,720     16,793
Mutual funds                           - -       - -       32,939     32,577

   Total                              $174      $166      $60,126    $59,889

There were no gains on sales of securities available for sale for the year ended September 30, 2004. Gross realized gains on sales of securities available for sale were $135,000 and $8,000 for the years ended September 30, 2003 and 2002, respectively. Gross realized losses on sales of securities available for sale were $6,000 and $23,000 for the years ended September 30, 2004 and 2002, respectively. There were no losses on sales of securities available for sale for the year ended September 30, 2003.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


Timberland Bancorp, Inc. and Subsidiaries
September 30, 2004 and 2003


Note 4 - Loans Receivable and Loans Held for Sale

Loans receivable and loans held for sale consisted of the following at September 30 (dollars in thousands):

                                                    2004        2003

Mortgage loans:
  One- to four-family                             $ 99,225    $ 94,370
  Multi-family                                      17,160      18,241
  Commercial                                       108,276     102,972
  Construction and land development                106,241      94,117
  Land                                              19,895      15,628
  Total mortgage loans                             350,797     325,328

Consumer loans:
  Home equity and second mortgage                   23,549      19,233
  Other                                              9,270       8,799
  Total consumer loans                              32,819      28,032

Commercial business loans                           11,098       9,475

  Total loans receivable                           394,714     362,835

Less:
  Undisbursed portion of construction loans
    in process                                      43,563      34,785
  Deferred loan origination fees                     3,176       2,924
  Allowance for loan losses                          3,991       3,891
                                                    50,730      41,600

  Loans receivable, net                            343,984     321,235

Loans held for sale (one- to four-family)              610       1,001

  Total loans receivable and loans held for sale  $344,594    $322,236

Certain related parties of the Bank, principally Bank directors and officers, were loan customers of the Bank in the ordinary course of business during 2004 and 2003. Activity in related party loans during the years ended September 30 is as follows (dollars in thousands):

                                                      2004         2003

Balance, beginning of year                           $1,041      $1,348
New loans                                               484       1,640
Repayments                                              (58)     (1,947)

  Balance, end of year                               $1,467      $1,041


(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


Timberland Bancorp, Inc. and Subsidiaries
September 30, 2004 and 2003


Note 4 - Loans Receivable and Loans Held for Sale (concluded)

At September 30, 2004 and 2003, the Bank had non-accruing loans totaling approximately $1,442,000 and $3,895,000, respectively. At September 30, 2004 and 2003, no loans were 90 days or more past due and still accruing interest. Interest income recognized on a cash basis on non-accrual loans for the years ended September 30, 2004, 2003 and 2002 was $43,000, $50,000 and $78,000,
respectively. The average investment in non-accrual loans for the years ended September 30, 2004 and 2003 was $3,432,000 and $3,478,000, respectively.

An analysis of the allowance for loan losses for the years ended September 30 follows (dollars in thousands):

                                             2004        2003       2002

Balance, beginning of year                  $3,891      $3,630     $3,050
Provision for loan losses                      167         347        992

Loans charged off                              (86)       (168)      (521)
Recoveries                                      19          82        109
  Net charge-offs                              (67)        (86)      (412)

  Balance, end of year                      $3,991      $3,891     $3,630

Following is a summary of information relating to impaired loans as of September 30 (dollars in thousands):

                                                       2004        2003

Impaired loans without a valuation allowance          $1,122      $3,560
Impaired loans with a valuation allowance                320         335

                                                      $1,442      $3,895

Valuation allowance related to impaired loans         $   93      $   61


Note 5 - Loan Servicing

Loans serviced for the Federal Home Loan Mortgage Corporation and others are not included on the consolidated balance sheets. The principal amounts of those loans at September 30, 2004 and 2003 were $165,206,000 and $161,702,000, respectively.

Following is an analysis of the changes in mortgage servicing rights for the years ended September 30 (dollars in thousands):

                                           2004       2003         2002

Balance, at beginning of year             $1,017      $  834      $ 508
Additions                                    273         837        620
Amortization                                (360)       (654)      (294)

  Balance, end of year                    $  930      $1,017      $ 834


(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


Timberland Bancorp, Inc. and Subsidiaries
September 30, 2004 and 2003


Note 5 - Loan Servicing (concluded)

At September 30, 2004, the fair value of servicing rights totaled $1,718,000, which was estimated using a premium rate of 4.05% and a prepayment speed factor of 250.

There was no valuation allowance at September 30, 2004 or 2003.


Note 6 - Premises and Equipment

Premises and equipment consisted of the following at September 30 (dollars in thousands):

                                                    2004        2003

Land                                              $ 3,239     $ 3,241
Buildings and improvements                         11,321       9,388
Furniture and equipment                             4,653       3,956
Property held for future expansion                    253         253
Construction and purchases in progress                213       1,546
                                                   19,679      18,384
Less accumulated depreciation                       5,766       4,955

  Total premises and equipment                    $13,913     $13,429

The Bank leases premises under operating leases. Rental expense of leased premises was $171,000, $109,000 and $109,000 for September 30, 2004, 2003 and
2002, respectively, which is included in occupancy expense.

Minimum net rental commitments under noncancellable leases having an original or remaining term of more than one year for future years ending September 30 are as follows (dollars in thousands):

2005                                                               $169
2006                                                                184
2007                                                                184
2008                                                                184
2009                                                                125
Thereafter                                                          125

  Total minimum payments required                                  $971

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


Timberland Bancorp, Inc. and Subsidiaries
September 30, 2004 and 2003


Note 7 - Real Estate Owned and Other Repossessed Items

Real estate owned and other repossessed items consisted of the following at September 30 (dollars in thousands):

                                                         2004      2003

Real estate acquired through foreclosure                 $501     $1,450
Items acquired through repossession                        17         12
Allowance for possible losses                             (97)      (204)

  Total real estate owned and other repossessed items    $421     $1,258

An analysis of the allowance for possible losses for the years ended September 30 follows (dollars in thousands):

                                               2004        2003        2002

Balance, beginning of year                     $204        $220       $137
Provision for additional losses                  39          84        241
Write-downs                                    (146)       (100)      (158)

  Balance, end of year                         $ 97        $204       $220


Note 8 - Deposits

Deposits consisted of the following at September 30 (dollars in thousands):

                                                       2004       2003

Non-interest-bearing                                 $ 37,150    $ 29,133
NOW checking                                           77,242      57,614
Savings                                                48,200      49,572
Money market accounts                                  41,652      39,444
Certificates of deposit                               115,326     131,909

  Total deposits                                     $319,570    $307,672

Certificates of deposit of $100,000 or greater totaled $22,041,000 and $22,189,000 at September 30, 2004 and 2003, respectively.


(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


Timberland Bancorp, Inc. and Subsidiaries
September 30, 2004 and 2003


Note 8 - Deposits (concluded)

Scheduled maturities of certificates of deposit for future years ending September 30 are as follows (dollars in thousands):

2005                                                            $ 86,427
2006                                                              18,058
2007                                                               3,521
2008                                                               2,615
2009                                                               4,027
Thereafter                                                           678

   Total                                                        $115,326

Interest expense by account type is as follows for the years ended September 30 (dollars in thousands):

                                            2004        2003       2002

NOW checking                               $  544      $  335     $  410
Savings                                       342         570        727
Money market accounts                         439         704      1,101
Certificates of deposit                     2,843       3,961      5,278

  Total                                    $4,168      $5,570     $7,516


Note 9 - Federal Home Loan Bank Advances

The Bank has long- and short-term borrowing lines with the Federal Home Loan Bank of Seattle with a maximum total credit on the lines equal to 30% of the Bank's total assets. Borrowings are considered short-term when the original maturity is less than 90 days.

Total short-term borrowings under these lines were $10,485,000 at September 30, 2004. There were no short-term borrowings outstanding at September 30, 2003. The short-term borrowings mature at various dates through October 2004; bear interest at 1.9%, with principal due at maturity.

Total long-term borrowings under these lines were $54,936,000 and $61,605,000 at September 30, 2004 and 2003, respectively.


(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


Timberland Bancorp, Inc. and Subsidiaries
September 30, 2004 and 2003


Note 9 - Federal Home Loan Bank Advances (concluded)

The long-term borrowings mature at various dates through January 2011, bear interest at rates ranging from 3.8% to 6.6%, and advances totaling $5,536,000 have monthly payments aggregating $14,000 plus interest. Under the Advances, Security and Deposit Agreement, virtually all of the Bank's assets, not otherwise encumbered, are pledged as collateral for advances. Principal reductions due for future years ending September 30 are as follows (dollars in thousands):

2005                                                              $  4,583
2006                                                                10,591
2007                                                                    64
2008                                                                15,070
2009                                                                 4,628
Thereafter                                                          20,000

                                                                   $54,936


Note 10 - Other Liabilities and Accrued Expenses

Other liabilities and accrued expenses comprise the following at September 30 (dollars in thousands):

                                                           2004       2003

Accrued pension and profit sharing payable                $  925     $  998
Accrued interest payable on deposits and FHLB advances       461        243
Accounts payable and accrued expenses - other              1,225      1,504

  Total other liabilities and accrued expenses            $2,611     $2,745


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


(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


Timberland Bancorp, Inc. and Subsidiaries
September 30, 2004 and 2003


Note 11 - Federal Income Taxes (concluded)

The components of the provision for income taxes at September 30 are as follows (dollars in thousands):

                                         2004        2003        2002

Current                                 $2,423      $2,924     $3,603
Deferred (benefit)                          69          42       (171)

  Total federal income taxes            $2,492      $2,966     $3,432

The components of the Company's deferred tax assets and liabilities at September 30 are as follows (dollars in thousands):

                                                     2004       2003

Deferred Tax Assets
  Accrued interest on loans                         $   11     $   96
  Accrued vacation                                     106        100
  Deferred compensation                                 92         92
  Unearned ESOP shares                                 404        363
  Allowance for possible losses                      1,394      1,255
  Unearned MRDP shares                                  38         36
  Unrealized securities losses                          81        - -
  Acquisition costs                                      8        - -
  Total deferred tax assets                          2,134      1,942

Deferred Tax Liabilities
  FHLB stock dividends                                 898        794
  Depreciation                                         232        168
  Unrealized securities gains                          - -         86
  Mortgage servicing rights                            254        242
  Total deferred tax liabilities                     1,384      1,290

  Net deferred tax assets                           $  750    $   652

The provision for federal income taxes differs from that computed at the statutory corporate tax rate as follows (dollars in thousands):

                             2004                2003              2002
                       Amount   Percent   Amount   Percent   Amount   Percent

Taxes at statutory
 rate                  $2,828    35.0%    $3,362    35.0%    $3,613    35.0%
BOLI income              (197)   (2.5)      (185)   (1.9)       (13)    (.1)
Other - net              (139)   (1.7)      (211)   (2.2)      (168)   (1.7)

  Federal income
   taxes               $2,492    30.8%    $2,966    30.9%    $3,432    33.2%

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


Timberland Bancorp, Inc. and Subsidiaries
September 30, 2004 and 2003


Note 12 - Profit Sharing Plans

The Bank has established a 401(k) profit sharing plan for those employees who meet the eligibility requirements set forth in the plan. Eligible employees may contribute up to the IRS maximum. Contributions by the Bank are at the discretion of the board of directors. Bank contributions totaled $524,000, $497,000 and $385,000 for the years ended September 30, 2004, 2003 and 2002, respectively.

In addition, the Bank has an employee bonus plan based on net income. Bonuses accrued for the years ended September 30, 2004, 2003 and 2002 totaled $175,000, $261,000 and $275,000, respectively.


Note 13 - Employee Stock Ownership Plan

In 1998, the Bank established an Employee Stock Ownership Plan (ESOP) that benefits all employees with at least one year of service who are 21 years of age or older. The ESOP may be funded by Bank contributions in cash or stock. Employee vesting occurs over six years. The amount of the annual contribution is discretionary, except that it must be sufficient to enable the ESOP to service its debt. All dividends received by the ESOP are used to pay debt service. As of September 30, 2004, 20,892 ESOP shares had been distributed to participants.

In January 1998, the ESOP borrowed $7,930,000 from the Company to purchase 529,000 shares of common stock of the Company. The loan will be repaid primarily from the Company's contributions to the ESOP over 15 years. The interest rate on the loan is 8.5%. The balance of the loan at September 30, 2004 was $5,516,000.

Shares held by the ESOP as of September 30 were classified as follows:

                                           2004       2003       2002

Unallocated shares                        290,949    326,216    361,483
Shares released for allocation            217,159    185,826    162,918

  Total ESOP shares                       508,108    512,042    524,401

The approximate fair market value of the Bank's unallocated shares at September 30, 2004, 2003 and 2002, is $6,829,000, $7,797,000 and $6,051,000,
respectively. Compensation expense recognized under the ESOP was $524,000, $454,000 and $320,000 for the years ended September 30, 2004, 2003 and 2002, respectively.


Note 14 - Stock Options

Under the Company's stock option plans, the Company may grant options for up to 811,250 shares of its common stock to certain key employees and directors. The exercise price of each option equals the fair market value of the Company's stock on the date of grant. An option's maximum term is ten years. Options are exercisable on a cumulative basis in annual installments of 10% on each of the ten anniversaries from the date of grant. If certain Company performance criteria are met vesting will be accelerated to 20% per year. These criteria were met in 2004, 2003 and 2002. At September 30, 2004, options for 139,208 shares are available for future grant under these plans.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


Timberland Bancorp, Inc. and Subsidiaries
September 30, 2004 and 2003


Note 14 - Stock Options (continued)

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

                        Risk Free       Expected       Expected     Expected
                        Interest Rate   Life (Years)   Dividends    Volatility
Fiscal 2004                  3.6%            8           2.4%         21.5%
Fiscal 2003                  3.4             8           2.5          24.1
Fiscal 2002                  4.7             8           2.9          19.3

The average fair value of options granted in 2004, 2003 and 2002 was $5.25, $4.62 and $4.05, respectively.

Stock option activity is summarized in the following table:

                                                               Weighted
                                                               Average
                                                   Number of   Exercise
                                                   Shares      Price

Outstanding September 30, 2001                      609,233     $12.16
Grants                                               15,000      15.62
Options exercised                                   (44,253)     12.00
Forfeited                                           (11,630)     12.00
  Outstanding September 30, 2002                    568,350      12.27

Grants                                               30,840      19.37
Options exercised                                   (99,071)     12.02
  Outstanding September 30, 2003                    500,119      12.75

Grants                                               28,338      23.06
Options exercised                                  (112,406)     12.11
Forfeited                                            (1,339)     12.00

  Outstanding September 30, 2004                    414,712      13.63


(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


Timberland Bancorp, Inc. and Subsidiaries
September 30, 2004 and 2003


Note 14 - Stock Options (concluded)

Additional information regarding options outstanding as of September 30, 2004 is as follows:

                              Options Outstanding      Options Exercisable
                              ---------------------   ----------------------
                Weighted
                Average                    Weighted                 Weighted
Range of        Remaining                  Average                  Average
Exercise        Contractual   Number       Exercise   Number        Exercise
Prices          Life (Years)  Outstanding  Price      Exercisable   Price

$12.00 - 12.38      4.4         310,195     $12.01      308,195     $12.01
 13.59 - 14.90      6.7          33,339      14.70       20,003      14.70
 15.20 - 15.96      7.5          12,000      15.56        3,000      15.37
 19.05              8.4          28,340      19.05        5,668      19.05
 22.92 - 23.25      9.3          30,838      23.06          500      23.10

                    5.3         414,712     $13.63      337,366     $12.33


Note 15 - Deferred Compensation/Non-Competition Agreement and Employee Severance Compensation Agreement

The Bank has a deferred compensation/noncompetition arrangement with its former chief executive officer which will provide monthly payments of $2,000 per month upon retirement. Payments under this agreement began in March 2004 and will continue until his death, at which time payments will continue to his surviving spouse until her death or for 60 months. The present value of the payments as of September 30, 2004 and 2003, $225,000 and $239,000,
respectively, has been accrued under the agreement and is included in other liabilities on the consolidated balance sheets.

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


(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


Timberland Bancorp, Inc. and Subsidiaries
September 30, 2004 and 2003


Note 16 - Management Recognition and Development Plan (concluded)

The Plan allows for the issuance to participants of up to 264,500 shares of the Company's common stock. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. On July 26, 2001, the Company awarded 204,927 shares under the Plan to employees and directors. No shares were awarded during the years ended September 30, 2004 and 2003.
Awards under the MRDP were made in the form of restricted shares of common stock that are subject to restrictions on the transfer of ownership. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participants will be recognized over a five-year vesting period, with 20% vesting immediately upon grant. At September 30, 2004, participants were vested in 163,941 of the shares initially awarded. Compensation expense related to MRDP was $691,000, $693,000 and $713,000 for the years ended September 30, 2004, 2003 and 2002, respectively.


Note 17 - Commitments and Contingencies

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk not recognized on the consolidated balance sheets.

At September 30, 2004, the Bank maintained a $10.0 million overnight borrowing line with Pacific Coast Bankers' Bank under which there was no outstanding balance.

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

                                                    2004        2003

Commitments to extend credit                      $31,333     $37,448

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

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


Timberland Bancorp, Inc. and Subsidiaries
September 30, 2004 and 2003


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

As of September 30, 2004, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts (dollars in thousands) and ratios are also presented in the table.

                                                          To be Well
                                                          Capitalized
                                                          Under Prompt
                                        Capital           Corrective
                                        Adequacy          Action
                    Actual              Purposes          Provisions
                    Amount     Ratio    Amount    Ratio   Amount         Ratio
September 30, 2004
 Tier 1 capital
  (to average
  assets):
    Consolidated    $72,512     16.2%   $17,883    4.0%       N/A         N/A
    Timberland Bank  63,434     14.2     17,848    4.0      $22,310      5.0%
 Tier 1 capital
  (to risk-weighted
  assets):
    Consolidated     72,512     21.0     13,813    4.0        N/A         N/A
    Timberland Bank  63,434     18.5     13,694    4.0       20,541      6.0
 Total capital
  (to risk-weighted
  assets):
    Consolidated     76,503     22.2     27,626    8.0        N/A         N/A
    Timberland Bank  67,425     19.7     27,388    8.0       34,235     10.0

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


Timberland Bancorp, Inc. and Subsidiaries
September 30, 2004 and 2003


Note 18 - Regulatory Matters (concluded)

Restrictions on Retained Earnings

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

At the time of conversion of the Bank from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank, the Bank established a liquidation account in an amount equal to its retained earnings of $23,866,000 as of June 30, 1997, the date of the latest statement of financial condition used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible withdrawable account holders who have maintained their deposit accounts in the Bank after conversion. The liquidation account reduces annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank (and only in such an event), eligible depositors who have continued to maintain accounts will be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock. The Bank may not declare or pay cash dividends if the effect thereof would reduce its regulatory capital below the amount required for the liquidation account.


Note 19 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - September 30
(Dollars in Thousands)

                                                         2004      2003

Assets
  Cash and due from financial institutions             $   137    $   143
  Interest-bearing deposits in banks                       670      1,352
  Investments and mortgage-backed securities
   (available for sale)                                  2,109      3,723
  Loan receivable from Bank                              5,515      5,959
  Investment in Bank                                    63,724     66,159
  Other assets                                             732        329

  Total assets                                         $72,887    $77,665


Liabilities and Shareholders' Equity
  Note payable to Bank                                 $   - -    $    35
  Accrued expenses                                          70         19
  Shareholders' equity                                  72,817     77,611

  Total liabilities and shareholders' equity           $72,887    $77,665

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


Timberland Bancorp, Inc. and Subsidiaries
September 30, 2004 and 2003


Note 19 - Condensed Financial Information - Parent Company Only (continued)

Condensed Statements of Income - Years Ended September 30
(Dollars in Thousands)

                                             2004      2003       2002

Operating Income
  Interest-bearing deposits in banks       $     9    $   12     $    4
  Interest on loan receivable from Bank        494       528        561
  Dividends on investments                      63        88        130
  Gain (loss) on sale of investment
   securities available for sale                (6)      - -          5
  Dividends from Bank                        9,169     6,650      5,010
  Total operating income                     9,729     7,278      5,710

Operating Expenses                             507       329        237

  Income before income taxes and equity
   in undistributed income of Bank           9,222     6,949      5,473

Income Taxes (Benefit)                         (77)       16         83

  Income before equity in undistributed
   income of Bank                            9,299     6,933      5,390

Equity in Undistributed Income of Bank
 (Dividends in Excess of Income of Bank)    (3,711)     (294)     1,501

  Net income                               $ 5,588    $6,639     $6,891


(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


Timberland Bancorp, Inc. and Subsidiaries
September 30, 2004 and 2003


Note 19 - Condensed Financial Information - Parent Company Only (concluded)

Condensed Statements of Cash Flows - Years Ended September 30
(Dollars in Thousands)

                                                2004       2003        2002

Cash Flows from Operating Activities
  Net income                                  $  5,588     $6,639     $6,891
  Adjustments to reconcile net income to net
   cash provided:
    (Equity in undistributed income of Bank)
     dividends in excess of income of Bank       3,711        294     (1,501)
    ESOP shares earned                             781        648        556
    MRDP shares earned                             812        803        724
    (Gain) loss on sale of securities
     available for sale                              6        - -         (5)
    Other, net                                    (349)      (291)      (739)
  Net cash provided by operating activities     10,549      8,093      5,926

Cash Flows from Investing Activities
  Net (increase) decrease in interest-bearing
   deposits in banks                               682     (1,093)       (32)
  Investment in Bank                            (1,595)    (1,515)    (1,280)
  Proceeds from sales of securities available
   for sale                                      1,600        - -        126
  Principal repayments on loan receivable
   from Bank                                       444        408        376
  Net cash provided by (used in) investing
   activities                                    1,131     (2,200)      (810)

Cash Flows from Financing Activities
  Increase (decrease) in note payable              (35)    (1,290)       750
  Proceeds from exercise of stock options        1,748      1,491        588
  Repurchase of common stock                   (11,079)    (3,852)    (4,414)
  Payment of dividends                          (2,320)    (2,150)    (2,013)
  Net cash used in financing activities        (11,686)    (5,801)    (5,089)

  Net increase (decrease) in cash                   (6)        92         27

Cash and Due from Financial Institutions
  Beginning of year                                143         51         24

  End of year                                  $   137    $   143    $    51

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


Timberland Bancorp, Inc. and Subsidiaries
September 30, 2004 and 2003


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

                                             2004        2003        2002

Basic EPS Computation
  Numerator - net income                  $    5,588  $    6,639    $    6,891

  Denominator - weighted average common
   shares outstanding                      3,637,510   3,814,344     3,905,544

  Basic EPS                               $     1.54  $     1.74    $     1.76

Diluted EPS Computation
  Numerator - net income                  $    5,588  $    6,639    $    6,891

  Denominator - weighted average common
   shares outstanding                      3,637,510   3,814,344     3,905,544
  Effect of dilutive stock options           161,808     158,238       108,563
  Effect of dilutive MRDP shares              28,679      31,619        19,078
  Weighted average common shares
   outstanding-assuming dilution           3,827,997   4,004,201     4,033,185

  Diluted EPS                             $     1.46  $     1.66    $     1.71

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


Timberland Bancorp, Inc. and Subsidiaries
September 30, 2004 and 2003


Note 21 - Comprehensive Income

Net unrealized gains and losses included in comprehensive income were computed as follows for the years ended September 30 (dollars in thousands):

                                                   Tax
                                      Before-Tax   (Benefit)  Net-of-Tax
                                      Amount       Expense    Amount

2004
  Unrealized holding losses arising
   during the year                      ($497)       ($169)      ($328)
  Reclassification adjustment for
   losses included in net income            6            2           4

  Net unrealized losses                 ($491)       ($167)      ($324)

2003
  Unrealized holding losses arising
   during the year                       ($417)      ($142)      ($275)
  Reclassification adjustment for gains
   included in net income                 (135)        (46)        (89)

  Net unrealized losses                  ($552)      ($188)      ($364)

2002
  Unrealized holding gains arising
   during the year                        $372        $127         $245
  Reclassification adjustment for losses
   included in net income                   15           5           10

  Net unrealized gains                    $387        $132         $255

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


Timberland Bancorp, Inc. and Subsidiaries
September 30, 2004 and 2003


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

   Cash and Due from Financial Institutions, Interest-Bearing Deposits in Banks, and Federal Funds Sold
   The recorded amount is a reasonable estimate of fair value.

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

   Off-Balance-Sheet Instruments
   The fair value of commitments to extend credit was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the customers. Since the majority of the Bank's off-balance-sheet instruments consist of non-fee producing, variable-rate commitments, the Bank has determined they do not have a distinguishable fair value.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


Timberland Bancorp, Inc. and Subsidiaries
September 30, 2004 and 2003


Note 22 - Fair Values of Financial Instruments (concluded)

The estimated fair values of financial instruments at September 30 were as follows (dollars in thousands):

                                     2004                  2003
                                     Recorded    Fair      Recorded    Fair
                                     Amount      Value     Amount      Value

Financial Assets
  Cash and due from financial
   institutions and interest-bearing
   deposits in banks                 $ 18,653   $ 18,653   $ 38,098   $ 38,098
  Federal funds sold                    1,180      1,180        - -        - -
  Investments and mortgage-backed
   securities                          60,063     60,055     54,310     54,310
  Federal Home Loan Bank stock          5,682      5,682      5,454      5,454
  Loans receivable                    344,594    342,700    322,236    324,374
  Accrued interest receivable           1,828      1,828      1,687      1,687

Financial Liabilities
  Deposits                           $319,570   $319,909   $307,672   $309,087
  Federal Home Loan Bank advances -
   short term                          10,485     10,485        - -        - -
  Federal Home Loan Bank advances -
   long term                           54,936     58,435     61,605     67,274
  Accrued interest payable                461        461        243        243

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


Note 23 - Stock Repurchase Plan

In February 2004, the Company initiated a stock repurchase plan for the purchase of 360,170 shares of stock, which had not been completed as of September 30, 2004. As of September 30, 2004, 214,086 shares had been repurchased. The remainder is anticipated to be purchased during the year ending September 30, 2005.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


Timberland Bancorp, Inc. and Subsidiaries
September 30, 2004 and 2003


Note 24 - Subsequent Event

On October 26, 2004, the board of directors approved a dividend in the amount of $.15 per share to be paid on November 23, 2004 to shareholders of record as of November 9, 2004.

On October 9, 2004, the Bank completed the acquisition of seven branch offices and related deposits in three western Washington counties from Venture Bank. The Bank acquired approximately $86 million in deposits. In addition, the Bank acquired the real estate, branch infrastructure and employees of the seven branches The Bank paid $1.8 million cash for the branch buildings and fixed assets. Two of the acquired branches will be consolidated with existing Bank branches.


Note 25 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data are presented for the quarters ended (dollars in thousands, except per share amounts):

                          September 30,   June 30,    March 31,   December 31,
                          2004            2004        2004        2003

Interest and dividend
 income                      $6,782        $6,627      $6,718        $6,841
Interest expense             (1,743)       (1,711)     (1,892)       (1,979)
  Net interest income         5,039         4,916       4,826         4,862

Provision for loan losses       (73)          (14)        (30)          (50)
Noninterest income              967         1,083       1,117         1,012
Noninterest expense          (4,012)       (3,894)     (3,843)       (3,826)

  Income before income taxes  1,921         2,091       2,070         1,998

Federal income taxes            589           645         647           611

  Net income                 $1,332        $1,446      $1,423        $1,387

Basic earnings per share     $  .38        $  .41      $  .38        $  .36
Diluted earnings per share      .36           .39         .36           .34


(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


Timberland Bancorp, Inc. and Subsidiaries
September 30, 2004 and 2003


Note 25 - Selected Quarterly Financial Data (Unaudited) (concluded)

                          September 30,   June 30,    March 31,   December 31,
                          2003            2003        2003        2002

Interest and dividend
 income                      $6,748        $6,774      $6,994        $7,207
Interest expense             (2,064)       (2,178)     (2,243)       (2,461)
  Net interest income         4,684         4,596       4,751         4,746

Provision for loan losses       - -           (66)       (108)         (173)
Noninterest income            1,214         1,648       1,499         1,646
Noninterest expense          (3,864)       (3,943)     (3,534)       (3,491)

  Income before income taxes  2,034         2,235       2,608         2,728

Federal income taxes            594           694         818           860

  Net income                 $1,440         $1,541     $1,790        $1,868

Basic earnings per share     $  .38         $  .41     $  .47        $  .48
Diluted earnings per share      .36            .39        .45           .46

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     Not applicable.

Item 9A.  Controls and Procedures
---------------------------------

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15(d)-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this annual report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     (b) Changes in Internal Controls: In the year ended September 30, 2004, the Company did not make any significant changes in, nor take any material corrective actions regarding, its internal controls or other factors that could significantly affect these controls. A number of internal control procedures were, however, modified during the year in conjunction with the Bank's conversion to a new core processing system. The Company also continued to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls.

Item 9B.  Other Information
---------------------------

     There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal 2004 that was not so disclosed.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information contained under the sections captioned "Proposal I - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" is included in the Company's Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

     For information regarding the executive officers of the Company and the Bank, see "Item 1. Business - Executive Officers."

Audit Committee Financial Expert

     The Company has a separately designated standing Audit Committee, composed of Directors Warren, Robbel and Smith. Each member of the Audit Committee is "independent" as defined in the Nasdaq Stock Market listing standards. The Company's Board of Directors has designated Directors Warren and Robbel as the Audit Committee financial experts, as defined in the SEC's Regulation S-K. Directors Warren, Robbel and Smith are independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A promulgated under the Exchange Act.

Code of Ethics

     The Board of Directors ratified its Code of Ethics for the Company's officers (including its senior financial officers), directors and employees during the year ended September 30, 2004. The Code of Ethics requires the Company's officers, directors and employees to maintain the highest standards of professional conduct. The Company's Code of Ethics was filed as an exhibit to its Annual Report on Form 10-K for the year ended September 30, 2003.

Item 11.  Executive Compensation
--------------------------------

     The information contained under the sections captioned "Executive Compensation," "Directors' Compensation" and "Compensation Committee Interlocks and Insider Participation" is included in the Company's Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
----------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

     (a)   Security Ownership of Certain Beneficial Owners.

     The information contained under the section captioned "Security Ownership of Certain Beneficial Owners and Management" is included in the Company's Proxy Statement and is incorporated herein by reference.

     (b)   Security Ownership of Management.

     The information contained under the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Proposal I - Election of Directors" is included in the Company's Proxy Statement and are incorporated herein by reference.

     (c)   Changes In Control.

     The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

     (d) Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Company's equity compensation plans as of September 30, 2004.

                                                          Number of securities
                                                           remaining available
                                                               for future
                 Number of securities  Weighted-average      issuance under
                  to be issued upon    exercise price of   equity compensation
                     exercise of         outstanding        plans (excluding
                 outstanding options,  options, warrants, securities reflected
Plan category    warrants and rights      and rights          in column (a))
---------------  -------------------   -----------------  --------------------
                         (a)                  (b)                  (c)
Equity compensation
 plans approved
 by security
 holders:
 Management
  Recognition and
  Development Plan..      --                  $   --              59,573
 1999 Stock Option
  Plan.............. 402,581                   13.34               1,339
 2003 Stock Option
  Plan..............  12,131                   23.25             137,869

Equity compensation
 plans not approved
 by security
 holders............      --                      --                  --
                     -------                  ------             -------

   Total............ 414,712                  $13.63             198,781
                     =======                  ======             =======

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------


     The information contained under the section captioned "Certain Relationships and Related Transactions" is included in the Company's Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services
------------------------------------------------

     The information contained under the section captioned "Independent Auditors" is included in the Company's Proxy Statement and is incorporated herein by reference.

                               PART IV

Item 15.  Exhibits and Financial Statement Schedules
----------------------------------------------------

     (a)   Exhibits

           3.1   Articles of Incorporation of the Registrant (1)
           3.2   Bylaws of the Registrant (1)
           3.3   Amendment to Bylaws(2)
           10.1  Employee Severance Compensation Plan (3)
           10.2  Employee Stock Ownership Plan (3)
           10.3  1999 Stock Option Plan (4)
           10.4  2003 Stock Option Plan (5)
           10.5  Management Recognition and Development Plan (4)
           14    Code of Ethics (5)
           21    Subsidiaries of the Registrant
           23    Consent of Accountants
           31.1  Certification of Chief Executive Officer Pursuant to Section
                 302 of the Sarbanes-Oxley Act
           31.2  Certification of Chief Financial Officer Pursuant to Section
                 302 of the Sarbanes-Oxley Act
           32    Certification Pursuant to Section 906 of the Sarbanes-Oxley
                 Act

--------------
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817).
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2002.
(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(4) Incorporated by reference to the Registrant's 1999 Annual Meeting Proxy Statement dated December 15, 1998.
(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2003.

                                 SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TIMBERLAND BANCORP, INC.


Date: December 6, 2004          By:/s/Michael R. Sand
                                   --------------------------------------
                                   Michael R. Sand
                                   President and Chief Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURES                      TITLE                         DATE

/s/Michael R. Sand      President, Chief Executive Officer   December 6, 2004
----------------------  and Director
Michael R. Sand         (Principal Executive Officer)


/s/Clarence E. Hamre    Chairman of the Board                November 23, 2004
----------------------
Clarence E. Hamre


/s/Dean J. Brydon       Chief Financial Officer              December 6, 2004
----------------------  (Principal Financial and
Dean J. Brydon          Accounting Officer)


/s/Andrea M. Clinton    Director                             November 23, 2004
----------------------
Andrea M. Clinton


----------------------  Director                             ________ __, 2004
Richard R. Morris, Jr.


/s/David A. Smith       Director                             November 23, 2004
----------------------
David A. Smith


/s/Harold L. Warren     Director                             November 23, 2004
----------------------
Harold L. Warren


/s/Jon C. Parker        Director                             November 23, 2004
----------------------
Jon C. Parker


/s/James A. Mason       Director                             November 23, 2004
----------------------
James A. Mason


/s/Ronald A. Robbel     Director                             November 23, 2004
----------------------
Ronald A. Robbel

                                 Exhibit 21

                      Subsidiaries of the Registrant




Parent
--------------------------------

Timberland Bancorp, Inc.



                                       Percentage           Jurisdiction or
Subsidiaries                          of Ownership      State of Incorporation
---------------------------------    --------------     ----------------------

Timberland Bank                           100%                Washington

Timberland Service Corporation (1)        100%                Washington

---------------
(1) This corporation is a wholly owned subsidiary of Timberland Bank.

                                   Exhibit 23

                             Consent of Accountants

         CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statements No. 333-32386 and No. 333-116163 of Timberland Bancorp, Inc. on Form S-8 of our report dated October 27, 2004, appearing in this Annual Report on Form 10-K of Timberland Bancorp, Inc. for the year ended September 30, 2004.

/s/McGladrey & Pullen, LLP

MCGLADREY & PULLEN, LLP
Tacoma, WA
December 10, 2004

                                Exhibit 31.1

                          Certification Required
      by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Michael R. Sand, certify that:

1.  I have reviewed this Annual Report on Form 10-K of Timberland Bancorp,
    Inc.;

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


Date: December 6, 2004            /s/Michael R. Sand
                                  -------------------------
                                  Michael R. Sand
                                  Chief Executive Officer

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


Date: December 6, 2004            /s/Dean J. Brydon
                                  ------------------------------
                                  Dean J. Brydon
                                  Chief Financial Officer

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


     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-K, that:

     (1) the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     (2) the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations.



/s/Michael R. Sand                      /s/Dean J. Brydon
--------------------------              -----------------------------
Michael R. Sand                         Dean J. Brydon
Chief Executive Officer                 Chief Financial Officer

Dated: December 6, 2004