Form 10-Q
period 2004-12-31
TIMBERLAND BANCORP INC
filed 2005-02-14
CIK 1046050

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended December 31, 2004

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
     Yes  X     No
        -----     -----
Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
     Yes  X    No
        -----    -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     CLASS                       SHARES OUTSTANDING AT JANUARY 31, 2005
     -----                       --------------------------------------
common stock, $.01 par value                 3,802,218

                                    INDEX

                                                                      Page
PART I.   FINANCIAL INFORMATION                                       ----

  Item 1. Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets                         3

          Condensed Consolidated Statements of Income                   4

          Condensed Consolidated Statements of Shareholders' Equity     5

          Condensed Consolidated Statements of Cash Flows              6-7

          Condensed Consolidated Statements of Comprehensive Income     8

          Notes to Condensed Consolidated Financial Statements         9-13

  Item 2. Management's Discussion and Analysis of Financial Condition 13-24 and Results of Operations

  Item 3. Quantitative and Qualitative Disclosures about Market Risk    25

  Item 4. Controls and Procedures                                       25


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                             25

  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases
          of Equity Securities                                        25-26

  Item 3. Defaults Upon Senior Securities                               26

  Item 4. Submission of Matters to a Vote of Security Holders           26

  Item 5. Other Information                                             26

  Item 6. Exhibits                                                      26


SIGNATURES                                                              27

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
------------------------------
                      TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                      December 31, 2004 and September 30, 2004
                              Dollars in Thousands
                                  (unaudited)
                                              December 31,     September 30,
                                                     2004              2004
                                              -----------------------------

Assets
Cash and due from financial institutions      $    14,717       $    15,268
Interest bearing deposits in banks                  6,451             3,385
Federal funds sold                                 17,835             1,180
Investments and mortgage backed securities
 held to maturity                                     160               174
Investments and mortgage backed securities
 available for sale                                89,170            59,889
Federal Home Loan Bank stock                        5,682             5,682

Loans receivable                                  362,657           347,975
Loans held for sale                                 1,938               610
Less: Allowance for loan losses                    (3,994)           (3,991)
                                              -----------------------------
       Total Loans                                360,601           344,594
                                              -----------------------------

Accrued interest receivable                         1,934             1,828
Premises and equipment                             15,941            13,913
Real estate owned and other repossessed
 items                                                346               421
Bank owned life insurance ("BOLI")                 11,127            11,028
Goodwill                                            5,646                --
Core deposit intangible                             2,116                --
Other assets                                        2,561             3,057
                                              -----------------------------
      Total Assets                            $   534,287        $  460,419
                                              -----------------------------

Liabilities and Shareholders' Equity

Liabilities
Deposits                                      $   403,270        $  319,570
Federal Home Loan Bank ("FHLB") advances           52,492            65,421
Other borrowings: repurchase agreements             2,008                --
Other liabilities and accrued expenses              2,350             2,611
                                              -----------------------------
      Total Liabilities                           460,120           387,602
                                              -----------------------------

Shareholders' Equity
Common Stock, $.01 par value; 50,000,000
 shares authorized; December 31, 2004 -
 3,896,528 shares issued and outstanding
 September 30, 2004 - 3,882,070 shares
 issued and outstanding                                39                39
Additional paid in capital                         25,164            24,867
Unearned shares - Employee Stock Ownership Plan    (4,230)           (4,362)
Unearned shares - Management Recognition &
 Development Plan                                    (376)             (537)
Retained earnings                                  53,881            52,967
Accumulated other comprehensive loss                 (311)             (157)
                                              -----------------------------
      Total Shareholders' Equity                   74,167            72,817
                                              -----------------------------
      Total Liabilities and Shareholders'
       Equity                                 $   534,287        $  460,419
                                              -----------------------------
   See notes to unaudited condensed consolidated financial statements

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For the three months ended December 31, 2004 and 2003
                   Dollars in Thousands, Except Per Share Amounts
                                  (unaudited)


                                             Three Months Ended December 31,
                                                2004                  2003
                                            -------------------------------

Interest and Dividend Income
Loans receivable                            $    6,608           $    6,283
Securities available for sale and
 held to maturity                                  389                  244

Dividends from investments                         266                  269
Interest-bearing deposits in banks                 140                   45
                                            -------------------------------
     Total interest and dividend income          7,403                6,841
                                            -------------------------------
Interest Expense
Deposits                                         1,179                1,129
FHLB advances and other borrowings                 755                  850
                                            -------------------------------
     Total interest expense                      1,934                1,979
                                            -------------------------------
     Net interest income                         5,469                4,862

Provision for loan losses                           --                   50
                                            -------------------------------
     Net interest income after provision
      for loan losses                            5,469                4,812
                                            -------------------------------
Non-Interest Income
Service charges on deposits                        698                  449
Gain on sale of loans, net                         348                  170
BOLI net earnings                                   99                  115
Escrow fees                                         35                   45
Servicing income (expense) on loans sold           (61)                 (18)
ATM transaction fees                               196                  149
Other                                              123                  102
                                            -------------------------------
     Total non-interest income                   1,438                1,012
                                            -------------------------------
Non-Interest Expense
Salaries and employee benefits                   2,650                2,172
Premises and equipment                             511                  462
Advertising                                        166                  151

Real estate owned expense (income)                 (27)                  16
ATM expenses                                       112                  101
Postage and courier                                158                   92
Amortization of core deposit intangible             85                   --
Other                                            1,105                  832
                                            -------------------------------
     Total non-interest expense                  4,760                3,826
                                            -------------------------------
Income before income taxes                       2,147                1,998
Provision for income taxes                         653                  611
     Net Income                                $ 1,494              $ 1,387

Earnings per common share:
     Basic                                     $  0.42              $  0.36
     Diluted                                   $  0.40              $  0.34
Weighted average shares outstanding:
     Basic                                   3,555,007            3,846,580
     Diluted                                 3,717,162            4,070,336

Dividends per share:                           $  0.15              $  0.14

   See notes to unaudited condensed consolidated financial statements

                              TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For the year ended September 30, 2004 and the three months ended December 31, 2004
                               Dollars in Thousands Except Common Stock Shares
                                             (unaudited)

                                               Unearned
                                                Shares     Unearned                    Accumulated
                                                Issued to  Shares                       Other
                                                Employee   Issued to                   Compre-
                  Common    Common  Additional   Stock     Management                  hensive
               Stock Shares  Stock   Paid-In    Ownership  Recognition    Retained     Income
               Outstanding   Amount  Capital     Trust     Plan           Earnings     (Loss)      Total
               -----------  -------  --------  ---------  -------------  ---------   ----------  ---------
Balance, Sept.
 30, 2003       4,251,680       $43  $33,775    ($4,891)    ($1,182)      $49,699        $ 167     $77,611
Net income            - -       - -      - -        - -         - -         5,588          - -       5,588
Repurchase of
 common stock    (482,016)       (5) (11,074)       - -         - -           - -          - -     (11,079)
Exercise of stock
 options          112,406         1    1,747        - -         - -           - -          - -       1,748
Cash dividends
 ($.57 per share)     - -       - -      - -        - -         - -        (2,320)         - -      (2,320)
Earned ESOP shares              - -      283        529         - -           - -          - -         812
Earned MRDP shares              - -      136        - -         645           - -          - -         781
Change in fair value
  of securities
  available for sale,
  net of tax          - -       - -      - -        - -         - -           - -         (324)       (324)
                ------------------------------------------------------------------------------------------
Balance, Sept.
  30, 2004      3,882,070        39   24,867     (4,362)       (537)       52,967         (157)     72,817
                ------------------------------------------------------------------------------------------

Net income            - -       - -      - -        - -         - -         1,494          - -       1,494
Exercise of stock
 options           14,458       - -      214        - -         - -           - -          - -         214
Cash dividends
 ($.15 per share)     - -       - -      - -        - -         - -          (580)         - -        (580)
Earned ESOP shares    - -       - -       80        132         - -           - -          - -         212
Earned MRDP shares    - -       - -        3        - -         161           - -          - -         164
Change in fair value
 of securities
 available for sale,
 net of tax           - -       - -      - -        - -         - -           - -         (154)       (154)
                ------------------------------------------------------------------------------------------
Balance, December
 31, 2004       3,896,528       $39  $25,164    ($4,230)      ($376)      $53,881        ($311)    $74,167
                ------------------------------------------------------------------------------------------

                              See notes to unaudited condensed consolidated financial statements

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the three months ended December 31, 2004 and 2003
                          Dollars in Thousands
                               (unaudited)
                                              Three Months Ended December 31,
Cash Flow from Operating Activities                   2004              2003
                                              ------------------------------
Net income                                          $1,494            $1,387
Noncash revenues, expenses, gains and
 losses included in income:
  Depreciation                                         224               197
  Amortization of core deposit intangible               85                --
  Federal Home Loan Bank stock dividends               - -               (68)
  Earned ESOP Shares                                   212               212
  Earned MRDP Shares                                   164               172
  Loss (gain) on sale of real estate owned, net        (40)                3
  Gain on sale of premises and equipment                (6)               --
  BOLI cash surrender value increase                   (99)             (115)
  Gain on sale of loans                               (348)             (170)
  Provision for loan and real estate owned losses       23                52
Loans originated for sale                           (4,652)           (9,954)
Proceeds from sale of loans                          3,673            10,419
Decrease in other assets, net                          540               134
Decrease in other liabilities and accrued
 expenses, net                                        (260)             (471)
                                              ------------------------------
Net Cash Provided by Operating Activities            1,010             1,798

Cash Flow from Investing Activities
Decrease (increase) in interest-bearing
 deposits in banks, net                             (3,066)           10,388
Increase in federal funds sold                     (16,655)               --
Purchase of securities available for sale          (32,984)           (7,000)
Proceeds from maturities of securities
 available for sale                                  3,465             3,233
Proceeds from maturities of securities
 held to maturity                                       14                30
Increase in loans receivable, net                  (15,006)          (11,577)
Additions to premises and equipment                 (2,252)             (591)
Premium paid for Venture branches                   (7,848)               --
Proceeds from the disposition of premises
 and equipment                                           6                --
Proceeds from sale of real estate owned                352                63
                                              ------------------------------
Net Cash Used in Investing Activities              (73,974)           (5,454)

Cash Flow from Financing Activities
Increase in deposits, net                           83,700             9,328
Decrease in Federal Home Loan Bank
 advances, net                                     (12,929)           (1,541)
Increase in repurchase agreements                    2,008                --
Proceeds from exercise of stock options                214               108
Payment of dividends                                  (580)             (603)
                                              ------------------------------
Net Cash Provided by Financing Activities           72,413             7,292

Net Change in Cash                                    (551)            3,636
Cash and Due from Financial Institutions
  Beginning of period                               15,268             8,587
                                              ------------------------------
  End of period                                   $ 14,717          $ 12,223
                                              ------------------------------

      See notes to unaudited condensed consolidated financial statements
                             (continued)

                                              Three Months Ended December 31,
                                                     2004               2003
                                              ------------------------------

Supplemental Disclosure of Cash Flow Information
  Income taxes paid                            $      175           $    - -
  Interest paid                                     1,882              1,980


Supplemental Disclosure of Non-cash
 Investing Activities
  Market value adjustment of securities
   held for sale, net of tax                         (154)               (47)
  Loans transferred to real estate owned              233                 72

Supplemental Disclosure of Branch Acquisition
 Premium paid on deposits                          (7,646)                --
 Fair value of assets acquired, principally
   property and equipment                          (2,064)                --
 Deposits assumed                                  86,293                 --
 Other liabilities assumed                             47                  -
 Net cash provided by branch acquisition           76,630                 --


     See notes to unaudited condensed consolidated financial statements

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            For the three months ended December 31, 2004 and 2003
                            Dollars in Thousands
                                (unaudited)




                                         Three Months Ended December 31,
                                                2004               2003
                                                -----------------------
Comprehensive Income:
  Net Income                                    $ 1,494          $1,387

  Change in fair value of securities
     available for sale, net of tax                (154)            (47)
                                                -----------------------


Total Comprehensive Income                      $ 1,340          $1,340
                                                -----------------------

      See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States
of America.    However, all adjustments, which are, in the opinion of
management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Timberland Bancorp, Inc. 2004 Annual Report on Form 10-K. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(2) EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options and awarded but not released Management Recognition and Development Plan ("MRDP") shares. In accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans (ESOP), issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At December 31, 2004 and 2003, there were 290,949 and 326,216 ESOP shares, respectively, that had not been allocated.

                                     Three Months Ended December 31,
                                            2004               2003
                                     ------------------------------
Basic EPS computation
  Numerator - net income             $ 1,494,000        $ 1,387,000
  Denominator - weighted average
   common shares outstanding           3,555,007          3,846,580

Basic EPS                                 $ 0.42             $ 0.36

Diluted EPS computation
  Numerator - net income             $ 1,494,000        $ 1,387,000
  Denominator - weighted average
   common shares outstanding           3,555,007          3,846,580

Effect of dilutive stock options         146,000            198,346
Effect of dilutive MRDP shares            16,155             25,410
Weighted average common shares       -----------        -----------
 outstanding - assuming dilution       3,717,162          4,070,336


Diluted EPS                           $     0.40        $      0.34

(3) STOCK BASED COMPENSATION
At December 31, 2004 the Company has an employee and director stock option plan. The Company accounts for options granted under that plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as the exercise price for all options granted under the plan was equal to the market value of the Company's stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three months ended December 31, 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation for the effects of all options granted:


                                       Three Months Ended December 31,
                                             2004           2003
                                         ---------------------------

Net income as reported                   $ 1,494,000     $ 1,387,000

Less total stock-based
 compensation expense
 determined under fair
 value method for all
 qualifying awards, net of tax               (31,000)        (37,000)

Pro forma net income                       1,463,000       1,350,000

Earnings per share:
   Basic:
     As reported                         $      0.42     $      0.36
     Pro forma                                  0.41            0.35


Diluted:
     As reported                         $      0.40     $      0.34
     Pro forma                                  0.39            0.33


(4) ACQUISITION
On October 9, 2004, Timberland Bank, the subsidiary of the Company completed the acquisition of seven branch offices and related deposits from Venture Bank, the subsidiary of the Venture Financial Group. The Bank acquired $86.3 million in deposits. In addition the Bank acquired the real estate, branch infrastructure and employees of the seven branches. The Bank paid $1.8 million for the branch buildings and fixed assets. The Bank paid a premium for the deposits and recorded intangible assets (the excess of the purchase price over the net fair value of the assets and liabilities acquired) in the amount of $7.8 million. As part of the accounting for the acquisition, the intangible assets were recorded as goodwill and core deposit intangible in the amounts of $5.6 million and $2.2 million, respectively.

The Company will follow the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset is amortized over its useful life, unless the asset is determined to have an indefinite life. The Company will review the recorded value of the goodwill on an annual basis for impairment. The annual test for impairment will be a two- step process. The first step will be to compare the current value of the acquired branch offices and related deposits with the fair value on the purchase date. If the current value exceeds the purchase value, goodwill will not be considered to be impaired and the test is completed. If the purchase date fair value is determined to be greater than the current value, the implied value of the goodwill will be compared to the recorded value of the goodwill.
 Any noted impairment losses will be taken at that time.

The core deposit intangible recorded as part of the acquisition has an estimated life of ten years and will be amortized using an accelerated method over the ten year period.

(5) DIVIDEND / SUBSEQUENT EVENT
On January 26, 2005, the Company announced a quarterly cash dividend of $0.15 per common share. The dividend is to be paid February 22, 2005, to shareholders of record as of the close of business February 8, 2005.


(6) RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board has issued Statement No, 123 (Revised), "Share-Based Payment" (FAS 123(R)). This Statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments, or that may be settled by the issuance of those equity instruments. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS123(R) replaces existing requirements under FASB Statement No. 123, Accounting for Stock-Based Compensation, and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. For the Company, the Statement is effective for the interim reporting period beginning July 1, 2005. Adoption of the Standard will impact the consolidated financial statements by requiring compensation expense to be recorded for the unvested portion of stock options, which have been granted.

On September 30, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. The delay of the effective date of EITF 03-1 will be superceded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 ("SOP 03-3"), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a
prospective basis.   SOP 03-3 will be effective for loans and debt securities
acquired after December 31, 2004. Management does not expect the adoption of this statement to have a material impact on the Company's consolidated financial statements.


Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operation
--------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three months ended December 31, 2004. This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward looking statements may describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include competition in the financial services market for both deposits and loans, interest rate trends, the economic climate in the Company's market areas and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.


Comparison of Financial Condition at December 31, 2004 and September 30, 2004

Total Assets: Total assets increased $73.9 million to $534.3 million at December 31, 2004 from $460.4 million at September 30, 2004 primarily due to a $49.0 million increase in investment securities and overnight funds, a $16.0 million increase in net loans receivable, a $7.8 million increase in goodwill and core deposit intangible, and a $2.0 million increase in premises and equipment. This growth was funded by the net cash received in connection with the acquisition of seven branch offices and related deposits from Venture Bank in October 2004.

Cash and Due from Financial Institutions: Cash and due from financial institutions decreased to $14.7 million at December 31, 2004 from $15.3 million at September 30, 2004.

Interest Bearing Deposits in Banks and Federal Funds Sold: Interest bearing deposits in banks and federal funds sold increased $19.7 million to $24.3 million at December 31, 2004 from $4.6 million at September 30,
2004. The increase was primarily a result of investing a portion of the net cash received in connection with the acquisition of seven branch offices and related deposits from Venture Bank into overnight funds.

Securities: Investments and mortgage-backed securities increased $29.2 million to $89.3 million at December 31, 2004 from $60.1 million at September 30, 2004. The increase was primarily a result of investing a portion of the net cash received in connection with the acquisition of seven branch offices and related deposits into U.S agency securities and mortgage-backed
securities.   At December 31, 2004, the Company's securities' portfolio was comprised of mutual funds of $32.5 million, mortgage-backed securities of $28.9 million, and U.S. agency securities of $27.9 million. The mutual funds invest primarily in mortgage-backed products and U.S. agency securities.

Loans: Net loans receivable, including loans held-for-sale, increased by $16.0 million to $360.6 million at December 31, 2004 from $344.6 million at September 30, 2004. The increase in the portfolio was primarily a result of an $11.8 million increase in commercial real estate loans, a $3.0 million increase in one-to-four family mortgage loans, a $1.4 million increase in construction loans (net of undisbursed portion), a $592,000 increase in consumer loans, and a $352,000 increase in land loans. These increases were partially offset by a $517,000 decrease in commercial business loans and a $513,000 decrease in multi-family loans.

Loan originations totaled $61.4 million for the three months ended December 31, 2004 compared to $54.3 million for the same period a year earlier. The Bank sold loans totaling $4.8 million ($3.3 million in fixed rate one-to-four family mortgage loans and $1.5 million in credit card loans) during the three months ended December 31, 2004, compared to $10.2 million in fixed rate one-to-four family mortgage loans sold during the three months ended December 31, 2003.

For additional information, see "Loan Portfolio Composition" section and "Construction and Land Development Loan Portfolio Composition" section included herein.

Real Estate Owned and Other Repossessed Items: Real estate owned ("REO") and other repossessed items decreased to $346,000 at December 31, 2004 from $421,000 at September 30, 2004 as several properties were sold. At December 31, 2004, the REO and other repossessed item amounts were comprised of land parcels totaling $335,000 and vehicles and other personal property totaling $11,000. For additional information, see "Non-performing assets" section included herein.

Premises and Equipment: Premises and equipment increased by $2.0 million to $15.9 million at December 31, 2004 from $13.9 million at September 30, 2004. This increase is primarily due to the acquisition of seven branch offices from Venture Bank in October 2004. The acquired offices are located in Toledo, Winlock, Elma, Montesano, Hoquiam, Aberdeen and Panorama City (Lacey), Washington. Timberland acquired the real estate for all of these offices with the exception of the facility in Panorama City, which is leased. Subsequent to the acquisition, two of the acquired offices (Montesano and Hoquiam) were consolidated with existing Timberland branch offices.

Goodwill and Core Deposit Intangible: Goodwill and core deposit intangible increased to $7.8 million at December 31, 2004 as the Bank paid a premium for $86.3 million in deposits acquired from Venture Bank in October 2004.

Deposits: Deposits increased by $83.7 million to $403.3 million at December 31, 2004 from $319.6 million at September 30, 2004, primarily due to the acquisition of $86.3 million in deposits from Venture Bank in October 2004. The $83.6 million deposit increase is comprised of a $34.7 million increase in certificate of deposit accounts, a $21.5 million increase in N.O.W. checking accounts, a $14.0 million increase savings accounts, a $9.9 million increase in money market accounts, and a $3.6 million increase in non-interest bearing accounts. For additional information, see "Deposit Breakdown" section included herein.

Federal Home Loan Bank ("FHLB") Advances: FHLB advances decreased to $52.5 million at December 31, 2004 from $65.4 million at September 30, 2004 as the Bank repaid several maturing advances with proceeds received in connection with the acquisition of seven branch offices and related deposits from Venture Bank. For additional information, see "FHLB Advance Maturity Schedule" included herein.

Shareholders' Equity: Total shareholders' equity increased by $1.4 million to $74.2 million at December 31, 2004 from $72.8 million at September 30, 2004, primarily due to net income of $1.5 million and a $297,000 increase to additional paid in capital from the exercise of stock options and the vesting of shares associated with the Bank's benefit plans. Also increasing shareholders' equity were decreases of $161,000 and $132,000 in the equity components related to unearned shares issued to the Management Recognition and Development Plan and the Employee Stock Ownership Plan, respectively. Partially offsetting these increases to shareholders' equity was the payment of $580,000 in dividends to shareholders and a $154,000 increase in accumulated other comprehensive loss

On February 27, 2004, the Company announced a plan to repurchase 360,670 shares of the Company's stock. This marked the Company's 12th stock repurchase plan. As of December 31, 2004, the Company has repurchased 214,086 of these shares at an average price of $22.83 per share. Cumulatively the Company has repurchased 3,192,687 shares at an average price of $14.96 per share. This represents 48.3% of the 6,612,500 shares that were issued when the Company went public in January 1998. For additional information, see Item 2 of Part II of this Form 10-Q.

Non-performing Assets: The Company's non-performing asset ratio to total asset ratio ("NPA") increased to 0.63% at December 31, 2004 from 0.40% at September 30, 2004, as total non-performing assets increased to $3.35 million from $1.86 million. The ratio increased primarily due to a $1.56 million increase in non- performing loans.

The non-performing loan total of $3.00 million at December 31, 2004 consisted of $2.20 million in commercial real estate loans, $349,000 in commercial business loans, $333,000 in one-to-four family loans, $115,000 in land loans, and $6,000 in consumer loans. Despite historically having a higher percentage of non-performing loans than the Company's relevant peer group, the Company's actual charge-offs have remained low. The Company had a net recovery during the quarter ended December 31, 2004 and during the last five fiscal years its net charge-offs to outstanding loans ratio has averaged less than .10% per year.

Non Performing Assets
---------------------
The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.

                                         December 31,    September 30,
                                                2004             2004
                                         ----------------------------
                                             (Dollars in thousands)
Loans accounted for on a
 nonaccrual basis:
Mortgage loans:
 One-to-four family                       $      333     $        430
 Commercial                                    2,200              640
 Land                                            115              322
Consumer loans                                     6               23
Commercial business loans                        349               27

     Total                                     3,003            1,442


Accruing loans which are contractually
past due 90 days or more:                         --               --
                                          ----------       ----------
     Total                                        --               --

Total of nonaccrual and
90 days past due loans                         3,003            1,442

Real estate owned and other
repossessed items                                346              421
                                          ----------       ----------
     Total nonperforming assets           $    3,349       $    1,863
                                          ==========       ==========
Restructured loans                                --               --

Nonaccrual and 90 days or more past
due loans as a percentage of loans
receivable (1)                                  0.82%            0.41%


Nonaccrual and 90 days or more past
due loans as a percentage of total assets       0.56%            0.31%

Nonperforming assets as a percentage
of total assets                                 0.63%            0.40%


Loans receivable (1)                      $  364,595        $  348,585
                                          ==========        ==========

Total assets                                $534,287        $  460,419
                                          ==========        ==========

-----------------
(1)  Includes loans held-for-sale and is before the allowance for loan losses

Loan Portfolio Composition
--------------------------
The following table sets forth the composition of the Company's loan portfolio by type of loan as of the dates indicated.

                           At December 31,        At September 30,
                               2004                    2004
                         Amount     Percent     Amount     Percent
                         ------------------     ------------------
                                  (Dollars in thousands)
Mortgage Loans:
  One-to-four
   family (1)           $102,862      24.71%    $99,835       25.25%
  Multi family            16,647       4.00      17,160        4.34
  Commercial             120,046      28.84     108,276       27.39
  Construction and
   land development      112,448      27.02     106,241       26.88
  Land                    20,247       4.86      19,895        5.03
                        --------   --------    --------    --------
   Total mortgage
    loans                372,250      89.43     351,407       88.89
Consumer Loans:
  Home equity and
   second mortgage        25,024       6.01      23,549        5.96
  Other                    8,387       2.02       9,270        2.34
                        --------   --------    --------    --------
                          33,411       8.03      32,819        8.30

Commercial business
  loans                   10,581       2.54      11,098        2.81
                        --------   --------    --------    --------
   Total loans           416,242     100.00%    395,324      100.00%
                                   ========                ========
Less:
  Undisbursed portion
   of loans in process   (48,385)               (43,563)
  Unearned income         (3,262)                (3,176)
  Allowance for loan
   losses                 (3,994)                (3,991)
                        --------               --------
Total loans, net        $360,601               $344,594
                        ========               ========
------------------
(1)   Includes loans held-for-sale.

Construction and Land Development Loan Portfolio Composition
------------------------------------------------------------
The following table sets forth the composition of the Company's construction and land development loan portfolio as of the dates indicated.

                          At December 31,        At September 30,
                               2004                    2004
                         Amount     Percent     Amount     Percent
                         ------------------     ------------------
                                  (Dollars in thousands)
Custom and owner/
 builder const.          $40,670     36.17%     $43,801      41.23%
Speculative
 construction             26,518     23.58       22,228      20.92
Commercial real estate    24,494     21.78       25,633      24.13
Multi-family              11,035      9.81        3,352       3.15
Land development           9,731      8.66       11,227      10.57
                        --------  --------     --------   --------
  Total construction
    loans               $112,448    100.00%    $106,241     100.00%
                        ========  ========     ========   ========

Activity in the Allowance for Loan Losses
-----------------------------------------
Activity in the allowance for loan losses for the three months ended December 31, 2004 and 2003 is as follows:

                                       2004                2003
                                     --------------------------
                                        (Dollars in thousands)

Balance beginning of period            $3,991            $3,891
Provision for loan losses                 - -                50
Loans charged off                          (3)              (25)
Recoveries on loans previously
 charged off                                6                10
Net recoveries (charge offs)                3               (15)
                                       ------            ------
Balance at end of period               $3,994            $3,926
                                       ======            ======

Deposit Breakdown
-----------------

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

                              December 31, 2004       September 30, 2004
                              -----------------       ------------------
                                (in thousands)           (in thousands)

Non-interest bearing              $  40,721               $  37,150
N.O.W. checking                      98,749                  77,242
Savings                              62,190                  48,200
Money market accounts                51,547                  41,652
Certificates of deposit
 under $100,000                     113,903                  93,750
Certificates of deposit
 $100,000 and over                   36,160                  21,576
                                  ---------               ---------

     Total Deposits               $ 403,270               $ 319,570
                                  =========               =========


FHLB Advance Maturity Schedule
------------------------------
The Bank's Federal Home Loan Bank borrowings mature at various dates through January 2011 and bear interest at rates ranging from 4.77% to 6.55%. Principal reduction amounts due for future years ending September 30 are as follows (dollars in thousands):

2005                2,139
2006               10,591
2007                   64
2008               15,070
2009                4,628
Thereafter         20,000
                  -------
Total             $52,492
                  =======

A portion of these advances have a putable feature and may be called by the FHLB earlier than the above schedule indicates.

Comparison of Operating Results for the Three Months Ended December 31, 2004 and 2003

Net Income: Net income for the quarter ended December 31, 2004 was $1.49 million, or $0.40 per diluted share ($0.42 per basic share) compared to $1.39 million, or $0.34 per diluted share ($0.36 per basic share) for the quarter ended December 31, 2003. The $.06 increase in earnings per share for the quarter ended December 31, 2004 was primarily a result of a $657,000 ($434,000 net of income tax - $0.12 per diluted share) increase in net interest income after provision for loan losses, a $426,000 ($281,000 net of income tax - $0.08 per diluted share) increase in non-interest income, and a lower number of weighted average shares outstanding which increased diluted earnings per share by approximately $0.03. These items were partially offset by a $934,000 ($616,000 net of income tax - $0.17 per diluted share) increase in non-interest expense.

Net Interest Income: Net interest income increased $607,000 to $5.47 million for the quarter ended December 31, 2004 from $4.86 million for the quarter ended December 31, 2003, primarily due to increased interest income from a larger interest earning asset base.

Total interest income increased $562,000 to $7.40 million for the quarter ended December 31, 2004 from $6.84 million for the quarter ended December 31, 2003 as average total interest earning assets increased by $51.1 million. The increased interest earning asset balances were a result of investing the funds received in connection with the acquisition of deposits from Venture Bank. Partially offsetting the increased interest earning balances, was a reduction in the yield on assets. The yield on earning assets was 6.31% for the quarter ended December 31, 2004 compared to 6.54% for the quarter ended December 31, 2003.

Also contributing to the increased net interest income was a decrease in interest expense. Total interest expense decreased by $45,000 to $1.93 million for the quarter ended December 31, 2004 from $1.98 million for the quarter ended December 31, 2003 as the Company's total cost of funds decreased to 1.92% from 2.30%. The lower funding costs were due in part to a change in the composition of interest-bearing liabilities, as average certificate of deposit accounts and FHLB advances decreased while N.O.W. checking accounts, a lower cost source of funds, increased.

As a result of these changes, the net interest margin increased to 4.66% for the quarter ended December 31, 2004 from 4.65% for the quarter ended December 31, 2003.

Provision for Loan Losses: The provision for loan losses for the quarter ended December 31, 2004 decreased $50,000 from the quarter ended December 31, 2003 as there was no provision made during the current quarter Even though the loan portfolio grew during the current quarter, the sale of the Bank's credit card portfolio, which carried the highest risk factors of any loan type, offset the need to increase the overall allowance for loan losses according to the Bank's comprehensive analysis. On a quarterly basis the Bank performs an analysis taking into consideration historic loss experience for various loan segments, collateral securing individual loans on non-accrual status, changes in economic conditions, delinquency rates, and other factors to determine the level of allowance for loan losses needed.

Based on its comprehensive analysis, management deemed the allowance for loan losses of $3.99 million at December 31, 2004 (1.10% of loans receivable and 133.00% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. The allowance for loan losses was $3.93 million (1.17% of loans receivable and 68.2% of non-performing loans) at December 31, 2003. The Company had a net recovery of $3,000 for the current quarter compared to a net charge-off of $15,000 in the same quarter of 2003. For additional information, see the "Activity in the Allowance for Loan Losses" section included herein.

Non-interest Income: Total non-interest income increased $426,000 to $1.44 million for the quarter ended December 31, 2004 from $1.01 million for the quarter ended December 31, 2003, primarily due to a $249,000 increase in service charges on deposits, a $135,000 increase in income from loan sales (gain on sale of loans and servicing income on loans sold), and a $47,000 increase in ATM transaction fees. The increased service charges on deposits and the increased ATM transaction fees are primarily a result of the increased transaction account base acquired through the Venture Bank branch acquisition. The increased income from loan sales is primarily due to the sale of the Bank's $1.5 million credit card portfolio, which resulted in a gain of $245,000. Income from the sale of fixed rate one-to-four family loans decreased to $42,000 for the quarter ended December 31, 2004 from $152,000 for the quarter ended December 31, 2003 as fewer loans were sold. The Bank sold $3.3 million in fixed rate one-to-four family mortgages during the quarter ended December 31, 2004 compared to $10.2 million for the same period a year ago.

Non-interest Expense: Total non-interest expense increased by $934,000 to $4.76 million for the quarter ended December 31, 2004 from $3.83 million for the quarter ended December 31, 2003, as the Bank acquired seven branch offices and the associated employees from Venture Bank in October 2004. The increase is primarily a result of a $478,000 increase in salaries and benefits, $183,000 in expenses associated with the branch acquisition, an $85,000 core deposit intangible amortization expense, a $66,000 increase in postage and courier expense, a $59,000 increase in legal and professional fees, and a $49,000 increase in premises and equipment expenses. The increased employee expenses are primarily due to the larger employee base resulting from the branch acquisition, annual salary adjustments, and increased medical insurance costs.

The Company's efficiency ratio increased to 68.92% for the quarter ended December 31, 2004 from 65.13% for the quarter ended December 31, 2003 and from 66.79% for the quarter ended September 30, 2004. Directly impacting the current quarter's higher ratio was the acquisition of seven branches as discussed above.

Provision for Income Taxes: The provision for income taxes increased to $653,000 for the quarter ended December 31, 2004 from $611,000 for the quarter ended December 31, 2003, primarily due to increased net income before taxes. The Company's effective tax rate was 30.4% for the quarter ended December 31, 2004 and 30.6% for the quarter ended December 31, 2003.


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

An analysis of liquidity should also include a review of the changes that appear in the condensed consolidated statement of cash flows for the three months ended December 31, 2004. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchases of securities, and the net change in loans. Financing activities present the cash flows associated with the Company's deposit accounts, other borrowings and stock related transactions.

The Company's total of cash and due from financial institutions, interest bearing deposits in banks, and federal funds sold increased by $19.2 million to $39.0 million at December 31, 2004 from $19.8 million at September 30, 2004. The Company's liquid assets increased primarily due to the net cash proceeds received in connection with the acquisition of seven branch offices and related deposits from Venture Bank in October 2004.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2004, the Bank's regulatory liquidity ratio (net cash, and short- term and marketable assets, as a percentage of net deposits and short-term liabilities) was 19.8%. The Bank also maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of $136.1 million, under which $52.5 million was outstanding at December 31, 2004.

Liquidity management is both a short and long-term responsibility of the Bank's management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, and (iv) yields available on interest-bearing deposits. Excess liquidity is invested generally in interest-bearing overnight deposits, federal funds sold, and other short-term investments. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and collateral for repurchase agreements.

The Bank's primary investing activity is the origination of one-to-four family mortgage loans, commercial mortgage loans, and construction and land development loans. At December 31, 2004, the Bank had loan commitments totaling $24.6 million and undisbursed loans in process totaling $48.4 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2004 totaled $109.3 million. Historically, the Bank has been able to retain a significant amount of its certificates of deposit as they mature.

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At December 31, 2004, the Bank was in compliance with all applicable capital requirements. For additional details see "Regulatory Capital".

Regulatory Capital
------------------
The following table compares the Bank's regulatory capital at December 31, 2004 to its minimum regulatory capital requirements at that date (dollars in thousands):
                                                     Percent of
                               Amount          Adjusted Total Assets (1)
                               ------          ------------------------

Tier 1 (leverage) capital     $57,366                    11.2%
Tier 1 (leverage) capital
 requirement                   20,441                     4.0
                              -------                    ----
Excess                        $36,925                     7.2%
                              =======                    ====

Tier 1 risk adjusted capital  $57,366                    15.5%
Tier 1 risk adjusted capital
  requirement                  14,762                     4.0
                              -------                    ----
Excess                        $42,604                    11.5%
                              =======                    ====
Total risk based capital      $61,317                    16.6%

Total risk based capital
 requirement                   29,523                     8.0
                              -------                    ----
Excess                        $31,794                     8.6%
                              =======                    ====

-----------------------
(1) For the Tier 1 (leverage) capital, percent of total average assets of $511.0 million. For the Tier 1 risk- based capital and total risk-based capital calculations, percent of total risk-weighted assets of $369.0 million.

                  TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                            KEY FINANCIAL RATIOS
                 (Dollars in thousands, except per share data)


                                       For the Three Months Ended
                             December 31,    September 30,     December 31,
                                    2004             2004             2003
                             ---------------------------------------------
PERFORMANCE RATIOS:
Return on average assets (1)        1.15%            1.19%            1.22%
Return on average equity (1)        8.17%            7.40%            7.11%
Net interest margin (1)             4.66%            4.92%            4.65%
Efficiency ratio                   68.92%           66.79%           65.13%


                             December 31,    September 30,     December 31,
                                    2004             2004             2003
                             ---------------------------------------------


ASSET QUALITY RATIOS:
Non-performing loans            $  3,003         $  1,442         $  5,754
REO & other repossessed items        346              421            1,264
Total non-performing assets        3,349            1,863            7,018
Non-performing assets to
 total assets                       0.63%            0.40%            1.53%
Allowance for loan losses to
  non-performing loans            133.00%          276.77%           68.23%


Book Value Per Share (2)         $ 19.03          $ 18.76          $ 18.51
Book Value Per Share (3)           20.52            20.28            20.05
Tangible Book Value Per
 Share (2) (4)                     17.04            18.76            18.51
Tangible Book Value Per
 Share (3) (4)                     18.37            20.28            20.05
______________________
(1)  Annualized
(2)  Calculation includes ESOP shares not committed to be released
(3)  Calculation excludes ESOP shares not committed to be released
(4) Calculation subtracts goodwill and core deposit intangible from equity component


                                      For the Three Months Ended
                             December 31,    September 30,     December 31,
                                    2004             2004             2003
                             ---------------------------------------------
AVERAGE BALANCE SHEET:
Average Total Loans            $ 358,336        $ 342,150         $336,601
Average Total Interest
 Earning Assets                  469,317          409,504          418,266
Average Total Assets             521,680          447,160           453,27
Average Total Interest
 Bearing Deposits                347,782          281,701          283,660
Average FHLB Advances             55,414           57,770           60,036
Average Shareholders' Equity      73,135           72,070           77,987

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There were no material changes in information concerning market risk from the information provided in the Company's Form 10-K for the fiscal year ended September 30, 2004.

Item 4.  Controls and Procedures
--------------------------------
    (a) Evaluation of Disclosure Controls and Procedures: An evaluation of
        ------------------------------------------------
        the Company's disclosure controls and procedures (as defined in
        Section 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
    (b) Changes in Internal Controls:  In the quarter ended December 31, 2004,
        ----------------------------
        the Company did not make any significant changes in, nor take any material corrective actions regarding, its internal controls or other factors that could significantly affect these controls. A number of internal control procedures were, however, modified during the quarter to improve internal controls. The Company also continued to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
Neither the Company nor the Bank is a party to any material legal proceedings at this time. Further, neither the Company nor the Bank is aware of the threat of any such proceedings. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.


Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of
----------------------------------------------------------------------
Equity Securities
-----------------
The following table sets forth the shares repurchased by the Company during the quarter:

                                                  Total No.     Maximum No.
                                                  of Shares     Of Shares
                                                  Purchased     that May
                                     Average      as Part       Yet Be
                         Total No.   Price        Of Publicly   Purchased
                         of Shares   Paid         Announced     Under
Period                   Purchased   Per Share    Plan          the Plan

10/01/2004-
10/31/2004                    -      $    -         - -         146,584 (1)

11/01/2004 -
11/30/2004                  - -         - -         - -         146,584 (1)

12/01/2004-
12/31/2004                  - -         - -         - -         146,584 (1)

Total                       - -         - -         - -

(1) On February 27, 2004 Timberland Bancorp, Inc. announced a share repurchase plan authorizing the repurchase of up to 10% of its outstanding shares, or 360,670 shares. As of December 31, 2004, a total of 214,086 of these shares were repurchased at an average price of $22.83 per share. All shares were repurchased through open market broker transactions and no shares were directly repurchased from directors or officers of the Company.


Item 3.  Defaults Upon Senior Securities
----------------------------------------
None to be reported.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None to be reported.

Item 5.  Other Information
--------------------------
None to be reported.

Item 6.  Exhibits
-----------------
     (a)   Exhibits

           3.1  Articles of Incorporation of the Registrant (1)
           3.2  Bylaws of the Registrant (1)
           3.3  Amendment to Bylaws (2)
           10.1 Employee Severance Compensation Plan (3)
           10.2 Employee Stock Ownership Plan (3)
           10.3 1999 Stock Option Plan (4)
           10.4 Management Recognition and Development Plan (4)
           10.5 2003 Stock Option Plan (5)
           31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act
           31.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act
           32 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act

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

                                    Timberland Bancorp, Inc.

Date: February 10, 2005         By:   /s/Michael R. Sand
                                      ---------------------------------
                                      Michael R. Sand
                                      Chief Executive Officer
                                      (Principal Executive Officer)



Date: February 10, 2005         By:   /s/Dean J. Brydon
                                      ---------------------------------
                                      Dean J. Brydon
                                      Chief Financial Officer
                                      (Principal Financial Officer)

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

Date: February 10, 2005

                                             /s/Michael R. Sand
                                             ----------------------------
                                             Michael R. Sand
                                             Chief Executive Officer

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

Date: February 10, 2005

                                             /s/Dean J. Brydon
                                             --------------------------
                                             Dean J. Brydon
                                             Chief Financial Officer

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


     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

     * the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     * the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.


  /s/Michael R. Sand                         /s/Dean J. Brydon
  --------------------------                 -------------------------
  Michael R. Sand                            Dean J. Brydon
  Chief Executive Officer                    Chief Financial Officer

  Date:   February 10, 2005