Form 10-Q
period 2005-03-31
TIMBERLAND BANCORP INC
filed 2005-05-16
CIK 1046050

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
       EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 2005

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
Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   CLASS                            SHARES OUTSTANDING AT APRIL 30, 2005
   -----                            ------------------------------------
 common stock, $.01 par value                     3,759,119

                                  INDEX

                                                                          Page
PART I.    FINANCIAL INFORMATION                                          ----

  Item 1.  Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets                            3

           Condensed Consolidated Statements of Income                      4

           Condensed Consolidated Statements of Shareholders' Equity        5

           Condensed Consolidated Statements of Cash Flows                  6-7

           Condensed Consolidated Statements of Comprehensive Income        8

           Notes to Condensed Consolidated Financial Statements             9-13

  Item 2.  Management's Discussion and Analysis of Financial Condition     13-25
           and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk      26

  Item 4.  Controls and Procedures                                         26


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                               26

  Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
           of Equity Securities                                            26-27

  Item 3.  Defaults Upon Senior Securities                                 27

  Item 4.  Submission of Matters to a Vote of Security Holders             27

  Item 5.  Other Information                                               27

  Item 6.  Exhibits                                                        27-28


SIGNATURES                                                                 29

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------
                     TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                       March 31, 2005 and September 30, 2004
                               Dollars in Thousands
                                  (unaudited)

                                                       March 31,   September 30,
                                                        2005           2004
Assets                                                 ------------------------
Cash and due from financial institutions               $ 16,731       $ 15,268
Interest bearing deposits in banks                        1,006          3,385
Federal funds sold                                          210          1,180
Investment securities held to maturity                      147            174
Investment securities available for sale                 92,980         59,889
Federal Home Loan Bank stock                              5,705          5,682

Loans receivable                                        381,696        347,975
Loans held for sale                                          --            610
Less: Allowance for loan losses                          (4,007)        (3,991)
                                                       ------------------------
  Total Loans                                           377,689        344,594
                                                       ------------------------
Accrued interest receivable                               2,196          1,828
Premises and equipment                                   15,878         13,913
Real estate owned and other repossessed items               346            421
Bank owned life insurance ("BOLI")                       11,237         11,028
Goodwill                                                  5,645             --
Core deposit intangible                                   2,022             --
Other assets                                              3,081          3,057
                                                       ------------------------
  Total Assets                                        $ 534,873      $ 460,419
                                                       ------------------------
Liabilities and Shareholders' Equity

Liabilities
Deposits                                              $ 399,942      $ 319,570
Federal Home Loan Bank ("FHLB") advances                 59,447         65,421
Other borrowings: repurchase agreements                   1,472             --
Other liabilities and accrued expenses                    2,320          2,611
                                                       ------------------------
  Total Liabilities                                     463,181        387,602
                                                       ------------------------
Shareholders' Equity
Common Stock, $.01 par value; 50,000,000 shares authorized;
   March 31, 2005-3,759,119 shares issued and outstanding
   September 30, 2004-3,882,070 shares issued and
   outstanding                                               38             39
Additional paid in capital                               21,954         24,867
Unearned shares - Employee Stock Ownership Plan          (4,098)        (4,362)
Unearned shares - Management Recognition &
  Development Plan                                         (215)          (537)
Retained earnings                                        54,762         52,967
Accumulated other comprehensive loss                       (749)          (157)
                                                       ------------------------
  Total Shareholders' Equity                             71,692         72,817
                                                       ------------------------
  Total Liabilities and Shareholders' Equity          $ 534,873      $ 460,419
                                                       ------------------------
       See notes to unaudited condensed consolidated financial statements

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           For the three and six months ended March 31, 2005 and 2004
                 Dollars in Thousands, Except Per Share Amounts
                                   (unaudited)

                                           Three Months Ended  Six Months Ended
                                                 March 31,         March 31,
                                             2005      2004     2005      2004
                                            ----------------   ----------------
Interest and Dividend Income
Loans receivable                           $ 6,690   $ 6,193  $13,298   $12,476
Securities available for sale and held to
  maturity                                     520       239      910       483
Dividends from investments                     251       250      517       519
Interest bearing deposits in banks              65        36      205        81
                                            ----------------   ----------------
  Total interest and dividend income         7,526     6,718   14,930    13,559

Interest Expense
Deposits                                     1,257     1,082    2,437     2,210
FHLB advances and other borrowings             747       810    1,501     1,661
                                            ----------------   ----------------
  Total interest expense                     2,004     1,892    3,938     3,871
                                            ----------------   ----------------
  Net interest income                        5,522     4,826   10,992     9,688
Provision for loan losses                       20        30       20        80
                                            ----------------   ----------------
  Net interest income after provision        5,502     4,796   10,972     9,608
      for loan losses
Non-Interest Income
Service charges on deposits                    642       450    1,339       899
Gain on sale of loans, net                      84       256      432       426
Loss on sale of securities                      --        (6)      --        (6)
BOLI net earnings                              110       112      209       227
Servicing income (expense) on loans sold       (47)       14     (109)       (4)
ATM transaction fees                           213       147      410       296
Other                                          242       144      400       290
                                            ----------------   ----------------
  Total non-interest income                  1,244     1,117    2,681     2,128

Non-Interest Expense
Salaries and employee benefits               2,548     2,234    5,198     4,406
Premises and equipment                         566       465    1,077       927
Advertising                                    212       201      377       352
Real estate owned expense (income)              (3)      (90)     (30)      (74)
ATM expenses                                   103        91      216       192
Postage and courier                            143        94      301       186
Amortization of core deposit intangible         94        --      179        --
Other                                        1,008       848    2,113     1,680
                                            ----------------   ----------------
  Total non-interest expense                 4,671     3,843    9,431     7,669

Income before federal income taxes           2,075     2,070    4,222     4,067
Federal Income Taxes                           624       647    1,277     1,258
                                            ----------------   ----------------
  Net Income                               $ 1,451   $ 1,423  $ 2,945   $ 2,809
                                            ================   ================
Earnings Per Common Share:
  Basic                                      $0.42     $0.38    $0.84     $0.74
  Diluted                                    $0.40     $0.36    $0.80     $0.71
Weighted average shares outstanding:
  Basic                                  3,488,385 3,702,491 3,522,062 3,774,929
  Diluted                                3,644,604 3,901,469 3,681,282 3,975,302

         See notes to unaudited condensed consolidated financial statements

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
  For the year ended September 30, 2004 and the six months ended March 31, 2005
                 Dollars in Thousands Except Common Stock Shares
                                 (unaudited)

                                                           Unearned
                                                           Shares        Unearned          Accumulated
                                                           Issued to       Shares             Other
                                                           Employee     Issued to            Compre-
                             Common    Common  Additional  Stock       Management            hensive
                         Stock Shares  Stock    Paid-In    Ownership  Recognition  Retained  Income
                          Outstanding  Amount   Capital    Trust             Plan  Earnings  (Loss)    Total
                          -----------  ------   -------    ---------   ----------  --------   ------  -------
Balance, Sept. 30, 2003     4,251,680     $43   $33,775     ($4,891)     ($1,182)   $49,699    $ 167  $77,611
Net income                         --      --        --          --           --      5,588       --    5,588
Repurchase of
   common stock              (482,016)     (5)  (11,074)         --           --         --       --  (11,079)
Exercise of stock options     112,406       1     1,747          --           -          --       --    1,748
Cash dividends
  ($.57 per share)                 --      --        --          --           --     (2,320)      --  (2,320)
Earned ESOP shares                         --       283         529           -          --       --      812
Earned MRDP shares                         --       136          --          645         --       --      781
Change in fair value of
  securities available
  for sale, net of tax             --      --        --          --           --         --     (324)    (324)
                          -----------------------------------------------------------------------------------
Balance, Sept. 30, 2004     3,882,070      39    24,867      (4,362)        (537)    52,967     (157)  72,817
                          -----------------------------------------------------------------------------------

Net income                          -      --        --          --           --      2,945       --    2,945
Repurchase of
   common stock              (146,584)     (1)   (3,419)         -            --         --       --   (3,420)
Exercise of stock options      23,633      --       346          --           --          -       --      346
Cash dividends
  ($.30 per share)                 --      --        --           -           --     (1,150)      --   (1,150)
Earned ESOP shares                 --      --       151         264           --         --       --      415
Earned MRDP shares                 --      --         9          --          322         --       --      331
Change in fair value of
  securities available
  for sale, net of tax             --      --        --          --           --         --     (592)    (592)
                          -----------------------------------------------------------------------------------
Balance, March 31, 2005     3,759,119     $38   $21,954     ($4,098)       ($215)   $54,762    ($749) $71,692
                          -----------------------------------------------------------------------------------

               See notes to unaudited condensed consolidated financial statements

                                         5

                      TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the six months ended March 31, 2005 and 2004
                               Dollars in Thousands
                                   (unaudited)

                                                      Six Months Ended March 31,
Cash Flow from Operating Activities                         2005        2004
                                                           ------------------
Net income                                                 $2,945      $2,809
Noncash revenues, expenses, gains and losses
 included in income:
  Depreciation                                                465         386
  Amortization of core deposit intangible                     181          --
  Federal Home Loan Bank stock dividends                      (23)       (124)
  Earned ESOP Shares                                          415         345
  Earned MRDP Shares                                          331         415
  Loss on sale of securities available for sale                -            6
  Gain on sale of real estate owned, net                      (40)       (115)
  Loss on sale of premises and equipment                       13          --
  BOLI cash surrender value increase                         (209)       (227)
  Gain on sale of loans                                      (432)       (426)
  Provision for loan and real estate owned losses              45          91
Loans originated for sale                                  (4,022)    (22,574)
Proceeds from sale of loans                                 5,064      23,298
(Increase) decrease in other assets, net                     (103)        172
Increase (decrease) in other liabilities and accrued
 expenses, net                                               (338)         29
                                                           ------------------
Net Cash Provided by Operating Activities                   4,292       4,085

Cash Flow from Investing Activities
Decrease in interest-bearing deposits in banks, net         2,379      20,200
Increase in federal funds sold                                970          --
Purchase of securities available for sale                 (38,973)     (9,000)
Proceeds from maturities of securities available for sale   4,982       7,303
Proceeds from maturities of securities held to maturity        27          --
Increase in loans receivable, net                         (33,966)    (12,783)
Additions to premises and equipment                          (385)       (720)
Purchase of Venture branches, net of cash and cash
 equivalents                                               76,630          --
Proceeds from the disposition of premises and equipment         6          --
Proceeds from sale of real estate owned                       350         965
                                                           ------------------
Net Cash Provided by Investing Activities                  12,020       5,965

Cash Flow from Financing Activities
Increase (decrease) in deposits, net                       (6,123)      9,348
Decrease in Federal Home Loan Bank advances, net           (5,974)     (6,582)
Increase in repurchase agreements                           1,472          --
Proceeds from exercise of stock options                       346         996
Repurchase of common stock                                 (3,420)     (9,489)
Payment of dividends                                       (1,150)     (1,195)
                                                           ------------------
Net Cash Used in Financing Activities                     (14,849)     (6,922)

 See notes to unaudited condensed consolidated financial statements (continued)

                        TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)
                    For the six months ended March 31, 2005 and 2004
                                  Dollars in Thousands
                                       (unaudited)

                                                      Six Months Ended March 31,
                                                            2005        2004
                                                          --------------------
Net Change in Cash                                          1,463       3,128


Cash and Due from Financial Institutions
  Beginning of period                                      15,268       8,587
                                                          --------------------
End of period                                          $ 16,731    $ 11,715
                                                          --------------------

Supplemental Disclosure of Cash Flow Information
  Income taxes paid                                      $    930    $    775
  Interest paid                                             3,828       3,884

Supplemental Disclosure of Non-cash Investing Activities
  Market value adjustment of securities held for sale,
    net of tax                                               (592)         16
  Loans transferred to real estate owned                      233          76


Supplemental Disclosure of Branch Acquisition
  Premium paid on deposits                                 (7,848)         --
  Fair value of assets acquired, principally property
    and equipment                                          (2,064)         --
  Deposits assumed                                         86,495          --
  Other liabilities assumed                                    47          --
  Net cash provided by branch acquisition                  76,630          --







       See notes to unaudited condensed consolidated financial statements

                      TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              For the three and six months ended March 31, 2005 and 2004
                                 Dollars in Thousands
                                     (unaudited)




                                           Three Months Ended  Six Months Ended
                                                 March 31,         March 31,
                                             2005      2004     2005      2004
Comprehensive Income:                      ------------------  ----------------
  Net Income                                $1,451    $1,423   $2,945    $2,809
  Change in fair value of securities
   available for sale, net of tax             (438)       63     (592)       16
                                           ------------------  ----------------
Total Comprehensive Income                  $1,013    $1,486   $2,353    $2,825
                                            =================  ================























        See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of
America.    However, all adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Timberland Bancorp, Inc. 2004 Annual Report on Form 10-K. The results of operations for the three and six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(2) EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options and awarded but not released Management Recognition and Development Plan ("MRDP") shares. In accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans (ESOP), issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share.
At March 31, 2005 and 2004, there were 290,949 and 326,216 ESOP shares, respectively, that had not been allocated.



                                       Three Months Ended      Six Month Ended
                                             March 31,             March 31,
                                        2005        2004       2005       2004
Basic EPS computation                  ------------------     -----------------
  Numerator - Net Income           $1,451,000  $1,423,000 $2,945,000 $2,809,000
  Denominator - Weighted average
    common shares outstanding       3,488,385   3,702,491  3,522,062  3,774,929
                                    ---------   ---------  ---------  ---------
Basic EPS                              $ 0.42      $ 0.38     $ 0.84     $ 0.74

Diluted EPS computation
  Numerator - Net Income           $1,451,000  $1,423,000 $2,945,000 $2,809,000
  Denominator - Weighted average
    common shares outstanding       3,488,385   3,702,491  3,522,062  3,774,929
Effect of dilutive stock options      133,594     167,605    139,865    171,979
Effect of dilutive MRDP                22,625      31,373     19,355     28,394
Weighted average common shares      ---------   ---------  ---------  ---------
  and common stock equivalents      3,644,604   3,901,469  3,681,282  3,975,302
                                    ---------   ---------  ---------  ---------

Diluted EPS                            $ 0.40      $ 0.36     $ 0.80     $ 0.71

(3) STOCK BASED COMPENSATION
At March 31, 2005 the Company has an employee, officer, and director stock option plan. The Company accounts for options granted under that plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as the exercise price for all options granted under the plan was equal to the market value of the Company's stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three and six months ended March 31, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation for the effects of all options granted:


                                      Three Months Ended      Six Month Ended
                                            March 31,             March 31,
                                       2005        2004        2005       2004
                                      ------------------      -----------------
Net income as reported            $1,451,000  $1,423,000  $2,945,000 $2,809,000
Less total stock-based
   compensation expense
   determined under fair
   value method for all
   qualifying awards, net of tax    (143,000)    (43,000)   (174,000)   (80,000)
                                   ---------   ---------   ---------  ---------
Pro forma net income              $1,308,000  $1,380,000  $2,771,000 $2,729,000
                                   ---------   ---------   ---------  ---------

Earnings per share:
   Basic:
       As reported                    $ 0.42      $ 0.38      $ 0.84     $ 0.74
       Pro forma                        0.38        0.37        0.79       0.72

Diluted:
       As reported                    $ 0.40      $ 0.36      $ 0.80     $ 0.71
       Pro forma                        0.36        0.36        0.76       0.69

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

The Company will follow the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset is amortized over its useful life, unless the asset is determined to have an indefinite life. The Company will review the recorded value of the goodwill on an annual basis for impairment. The annual test for impairment will be a two-step process. The first step will be to compare the current value of the acquired branch offices and related deposits with the fair value on the purchase date. If the current value exceeds the purchase value, goodwill will not be considered to be impaired and the test is completed. If the purchase date fair value is determined to be greater than the current value, the implied value of the goodwill will be
compared to the recorded  value of the goodwill.   Any noted impairment losses
will be recorded at that time.

The core deposit intangible recorded as part of the acquisition has an estimated life of ten years and will be amortized using an accelerated method over the ten-year period.

(5)  SUBSEQUENT EVENTS
On April 7, 2005 the Company announced a plan to repurchase up to 5% of the Company's outstanding shares, or 187,955 shares. This is the Company's 13th stock repurchase plan. Share repurchases are scheduled to commence on April 28, 2005, subject to market conditions.

On April 26, 2005, the Company announced a quarterly cash dividend of $0.15 per common share. The dividend is to be paid May 24, 2005, to shareholders of record as of the close of business May 10, 2005.

On May 2, 2005, the Company announced that on April 26, 2005 its Board of Directors had accelerated the vesting of underwater stock options previously awarded under the Timberland Bancorp, Inc. 1999 Stock Option Plan and the Timberland Bancorp, Inc. 2003 Stock Option Plan in light of the new accounting regulations that will take effect in the Company's next fiscal year. The Board took this action with the belief that it is in the best interests of its shareholders as it will reduce the Company's reported compensation expense in future periods. As a result of the vesting acceleration, options to purchase approximately 27,500 shares of Timberland Bancorp, Inc. common stock became exercisable immediately. All of these stock options were considered underwater or out of the money since the option's exercise price was greater than the
current market value.    As a result of the acceleration, Timberland Bancorp,
Inc. is not expected to be required to recognize anticipated stock option expense net of taxes, of $54,000 in fiscal 2006 through fiscal 2008. The Company will, however, as a result of this action record a footnote stock based compensation expense of approximately $54,000 net of taxes in the quarter ending June 30, 2005.

(6) RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board has issued Statement No, 123 (Revised), "Share-Based Payment" (FAS 123(R)). This Statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments, or that may be settled by the issuance of those equity instruments. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS123(R) replaces existing requirements under FASB Statement No. 123, Accounting for Stock-Based Compensation, and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. For the Company, the Statement is effective for the interim reporting period beginning October 1, 2005. Adoption of the Standard will impact the consolidated financial statements by requiring compensation expense to be recorded for the unvested portion of stock options, which have been granted or which are subsequently granted.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
          ---------------------------------------------------------------
The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three and six months ended March 31, 2005. This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward looking statements may describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include competition in the financial services market for both deposits and loans, interest rate trends, the economic climate in the Company's market areas and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.


Comparison of Financial Condition at March 31, 2005 and September 30, 2004

Total Assets: Total assets increased $74.45 million to $534.87 million at March 31, 2005 from $460.42 million at September 30, 2004 primarily due to a $33.10 million increase in net loans receivable, a $33.06 million increase in investment securities, a $7.67 million increase in goodwill and core deposit intangible, and a $1.97 million increase in premises and equipment. This growth was primarily funded by the net cash received in connection with the acquisition of seven branch offices and related deposits in October 2004.

Cash and Due from Financial Institutions: Cash and due from financial institutions increased to $16.73 million at March 31, 2005 from $15.27 million at September 30, 2004.

Interest Bearing Deposits in Banks and Federal Funds Sold: Interest bearing deposits in banks and federal funds sold decreased to $1.22 million at March 31, 2005 from $4.57 million at September 30, 2004 as a portion of these liquid funds were used to fund loan growth and purchase investment securities.

Investment Securities: Investment securities increased $33.06 million to $93.13 million at March 31, 2005 from $60.06 million at September 30, 2004. The increase was primarily a result of investing a portion of the net cash received in connection with the acquisition of seven branch offices and related deposits
into U.S agency securities and mortgage-backed securities.   At March 31, 2005,
the Company's securities' portfolio was comprised of mutual funds of $32.40 million, mortgage-backed securities of $27.09 million, and U.S. agency securities of $33.64 million. The mutual funds invest primarily in mortgage-backed products and U.S. agency securities.

Loans: Net loans receivable increased by $33.10 million to $377.69 million at March 31, 2005 from $344.59 million at September 30, 2004. The increase in the portfolio was primarily a result of a $16.76 million increase in commercial real estate loans, a $6.00 million increase in one-to-four family mortgage loans, a $5.27 million increase in construction loans (net of undisbursed portion), a $3.66 million increase in consumer loans, a $1.89 million increase in land loans, and a $746,000 increase in commercial business loans. These increases were partially offset by a $610,000 decrease in loans held for sale and a $601,000 decrease in multi-family loans.

Loan originations totaled $48.94 million and $110.38 million for the three and six months ended March 31, 2005 compared to $32.40 million and $86.72 million for the same periods a year earlier. The Bank sold loans totaling $4.63 million and $9.45 million ($7.96 million in fixed rate one-to-four family mortgage loans and $1.52 million in credit card loans) during the three and six months ended March 31, 2005, compared to $12.62 million and $22.87 million in fixed rate one-to-four family mortgage loans sold for the same periods a year earlier.

For additional information, see "Loan Portfolio Composition" section and "Construction and Land Development Loan Portfolio Composition" section included herein.

Real Estate Owned and Other Repossessed Items: Real estate owned ("REO") and other repossessed items decreased to $346,000 at March 31, 2005 from $421,000 at September 30, 2004 as several properties were sold. At March 31, 2005, the REO and other repossessed item amounts were comprised of land parcels totaling $335,000 and vehicles and other personal property totaling $11,000. For additional information, see "Non-performing assets" section included herein.

Premises and Equipment: Premises and equipment increased by $1.97 million to $15.88 million at March 31, 2005 from $13.9 million at September 30, 2004. This increase is primarily due to the acquisition of seven branch offices in October 2004. The acquired offices are located in Toledo, Winlock, Elma, Montesano, Hoquiam, Aberdeen and Panorama City (Lacey), Washington. Timberland acquired the real estate for all of these offices with the exception of the facility in Panorama City, which is leased. Subsequent to the acquisition, two of the acquired offices (Montesano and Hoquiam) were consolidated with existing Timberland branch offices.

Goodwill and Core Deposit Intangible: Goodwill and core deposit intangible increased to $7.67 million at March 31, 2005 as the Bank paid a premium for $86.30 million in deposits acquired in October 2004.

Deposits: Deposits increased by $80.37 million to $399.94 million at March 31, 2005 from $319.57 million at September 30, 2004, primarily due to the acquisition of $86.30 million in deposits from in October 2004. The $80.37 million deposit increase is comprised of a $33.55 million increase in certificate of deposit accounts, an $18.67 million increase in N.O.W. checking accounts, a $14.38 million increase in savings accounts, a $7.05 million increase in money market accounts, and a $6.72 million increase in non-interest bearing accounts. For additional information, see "Deposit Breakdown" section included herein.

Federal Home Loan Bank ("FHLB") Advances: FHLB advances decreased to $59.45 million at March 31, 2005 from $65.42 million at September 30, 2004 as the Bank repaid several maturing advances with proceeds received in connection with the acquisition of seven branch offices and related deposits in October 2004. For additional information, see "FHLB Advance Maturity Schedule" included herein.

Shareholders' Equity: Total shareholders' equity decreased by $1.13 million to $71.69 million at March 31, 2005 from $72.82 million at September 30, 2004, primarily due to the repurchase of 146,584 shares of the Company's stock for $3.42 million, the payment of $1.15 million in dividends to shareholders, and a $592,000 increase in accumulated other comprehensive loss. Partially offsetting these decreases to shareholders' equity were net income of $2.95 million and a $506,000 increase to additional paid in capital from the exercise of stock options and the vesting of shares associated with Bank's benefit plans. Also increasing shareholders' equity were decreases of $322,000 and $264,000 in the equity components related to unearned shares issued to the Management Recognition and Development Plan and the Employee Stock Ownership Plan, respectively.

On March 15, 2005 the Company announced that it had completed its 12th stock repurchase program and repurchased 360,670 shares, at an average price of $23.04 per share. Cumulatively the Company has now repurchased 3,339,271 (50.5%) of the 6,612,500 shares that were issued when the Company went public in January 1998 at an average price of $15.32 per share.

On April 7, 2005 the Company announced a plan to repurchase up to 5% of the Company's outstanding shares, or 187,955 shares. This is the Company's 13th stock repurchase plan. Share repurchases are scheduled to commence on April 28, 2005, subject to market conditions. For additional information, see Item 2 of
Part II of this Form 10-Q.

Non-performing Assets: The Company's non-performing asset ratio to total asset ratio ("NPA") increased to 0.64% at March 31, 2005 from 0.40% at September 30, 2004, as total non-performing assets increased to $3.35 million from $1.86 million. The ratio increased primarily due to a $1.62 million increase in non-performing loans.

The non-performing loan total of $3.06 million at March 31, 2005 consisted of $2.20 million in commercial real estate loans, $405,000 in one-to-four family loans, $348,000 in commercial business loans, and $109,000 in land loans. Despite historically having a higher percentage of non-performing loans than the Company's relevant peer group, the Company's actual charge-offs have remained low. The Company had a net charge-off of $4,000 during the six months ended March 31, 2005 and during the last five fiscal years its net charge-offs to outstanding loans ratio has averaged less than .10% per year.

Non Performing Assets
---------------------
The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.

                                                    March 31,     September 30,
                                                        2005              2004
                                                    --------------------------
                                                      (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
   One-to-four family                                $   405           $   430
   Commercial                                          2,197               640
   Land                                                  109               322
Consumer loans                                            --                23
Commercial business loans                                348                27
                                                    --------          --------
       Total                                           3,059             1,442

Accruing loans which are contractually
past due 90 days or more:                                 --                --
                                                    --------          --------
       Total                                              --                --

Total of nonaccrual and
 90 days past due loans                                3,059             1,442

Real estate owned and other
 repossessed items                                       346               421
                                                    --------          --------
       Total nonperforming assets                     $3,405            $1,863
                                                    ========          ========

Restructured loans                                         -                --

Nonaccrual and 90 days or more past
 due loans as a percentage of loans
 receivable (1)                                         0.80%             0.41%

Nonaccrual and 90 days or more past
 due loans as a percentage of total assets              0.57%             0.31%

Nonperforming assets as a percentage
 of total assets                                        0.64%             0.40%

Loans receivable (1)                                $381,696          $348,585
                                                     =======           =======

Total assets                                        $534,873          $460,419
                                                     =======           =======

______________
 (1)  Includes loans held-for-sale and is before the allowance for loan losses

Loan Portfolio Composition
--------------------------

The following table sets forth the composition of the Company's loan portfolio by type of loan as of the dates indicated.

                                      At March 31,             At September 30,
                                         2005                       2004
                                   Amount    Percent           Amount   Percent
                                   -----------------           ----------------
                                                (Dollars in thousands)
Mortgage Loans:
  One-to-four family (1)          $105,220    24.74%          $99,835   25.25%
  Multi family                      16,559     3.89            17,160    4.34
  Commercial                       125,035    29.40           108,276   27.39
  Construction
   and land development            108,387    25.49           106,241   26.88
  Land                              21,788     5.12            19,895    5.03
                                  --------   -------         --------  -------
      Total mortgage loans         376,989    88.64           351,407   88.89
Consumer Loans:
  Home equity and second mortgage   27,676     6.51            23,549    5.96
  Other                              8,800     2.07             9,270    2.34
                                  --------   -------         --------  -------
                                    36,476     8.58            32,819    8.30

Commercial business loans           11,844     2.78            11,098    2.81
                                  --------   -------         --------  -------
      Total loans                  425,309   100.00%          395,324  100.00%
                                             =======                   =======
Less:
  Undisbursed portion of
    construction loans in process  (40,440)                   (43,563)
  Unearned income                   (3,173)                    (3,176)
  Allowance for loan losses         (4,007)                    (3,991)
                                  --------                   --------
Total loans, net                  $377,689                   $344,594
                                  ========                   ========
________________
(1)  Includes loans held-for-sale.

Construction and Land Development Loan Portfolio Composition
------------------------------------------------------------
The following table sets forth the composition of the Company's construction and land development loan portfolio as of the dates indicated.

                                         At March 31,          At September 30,
                                            2005                    2004
                                      Amount    Percent        Amount   Percent
                                      -----------------        ----------------
                                                (Dollars in thousands)
Custom and owner/builder const.      $ 39,353    36.31%        $43,801   41.23%
Speculative construction               27,586    25.45          22,228   20.92
Commercial real estate                 24,817    22.90          25,633   24.13
Multi-family                           11,034    10.18           3,352    3.15
Land development                        5,597     5.16          11,227   10.57
                                     --------   -------       --------  -------
  Total construction loans           $108,387   100.00%       $106,241  100.00%
                                     ========   =======       ========  =======

Activity in the Allowance for Loan Losses
-----------------------------------------
Activity in the allowance for loan losses for the six months ended March 31, 2005 and 2004 is as follows:

                                               2005                2004
                                               ------------------------
                                                (Dollars in thousands)
Balance beginning of period                    $3,991            $3,891
Provision for loan losses                          20                80
Loans charged off                                 (13)              (59)
Recoveries on loans previously charged off          9                15
Net charge offs                                    (4)              (44)
                                               ------            ------
Balance at end of period                       $4,007            $3,927
                                               ======            ======

Deposit Breakdown
-----------------
The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                        March 31, 2004      September 30, 2004
                                        --------------      ------------------
                                        (in thousands)        (in thousands)
Non-interest bearing                         $43,871                $37,150
N.O.W. checking                               95,914                 77,242
Savings                                       62,578                 48,200
Money market accounts                         48,702                 41,652
Certificates of deposit under $100,000       115,166                 93,750
Certificates of deposit $100,000 and over     33,711                 21,576
                                            --------               --------
                Total Deposits              $399,942               $319,570
                                            ========               ========


FHLB Advance Maturity Schedule
------------------------------
The Bank's Federal Home Loan Bank borrowings mature at various dates through
January 2011 and bear interest at rates ranging from 2.83% to 6.55%.   Principal
reduction amounts due for future years ending September 30 are as follows (dollars in thousands):

2005             $ 9,094
2006              10,591
2007                  64
2008              15,070
2009               4,628
Thereafter        20,000
                 -------
Total            $59,447
                 =======

A portion of these advances have a putable feature and may be called by the FHLB earlier than the above schedule indicates.

Comparison of Operating Results for the Three and Six Months Ended March 31, 2005 and 2004

Net Income: Net income for the quarter ended March 31, 2005 increased to $1.45 million, or $0.40 per diluted share ($0.42 per basic share) from $1.42 million, or $0.36 per diluted share ($0.38 per basic share) for the quarter ended March 31, 2004. The $.04 increase in earnings per share for the quarter ended March 31, 2005 was primarily a result of a $706,000 ($466,000 net of income tax - $0.13 per diluted share) increase in net interest income after provision for loan losses, a $127,000 ($84,000 net of income tax - $0.02 per diluted share) increase in non-interest income, and a lower number of weighted average shares outstanding which increased diluted earnings per share by approximately $0.03. These items were partially offset by an $828,000 ($546,000 net of income tax - $0.14 per diluted share) increase in non-interest expense.

Net income for the six months ended March 31, 2005 increased to $2.95 million, or $0.80 per diluted share ($0.84 per basic share) from $2.81 million, or $0.71 per diluted share ($0.74 per basic share) for the six months ended March 31, 2004. The $.09 increase in diluted earnings per share for the six months ended March 31, 2005 was primarily the result of a $1.36 million ($900,000 net of income tax - $0.23 per diluted share) increase in net interest income after provision for loan losses, a $553,000 ($365,000 net of income tax - $0.09 per diluted share) increase in non-interest income, and a lower number of weighted average shares outstanding which increased diluted earnings per share by approximately $0.06. These items were partially offset by a $1.76 million ($1.16 million net of income tax - $0.29 per diluted share) increase in non-interest expense.

Net Interest Income: Net interest income increased $696,000 to $5.52 million for the quarter ended March 31, 2005 from $4.83 million for the quarter ended March 31, 2004, primarily due to increased interest income from a larger
interest earning asset base.   Total interest income increased $808,000 to $7.53
million for the quarter ended March 31, 2005 from $6.72 million for the quarter ended March 31, 2004 as average total interest earning assets increased by $59.93 million. The increased interest earning asset balances were a result of investing the funds received in connection with the acquisition of deposits. Partially offsetting the increased interest earning balances, was a reduction in the yield on assets. The yield on earning assets was 6.30% for the quarter ended March 31, 2005 compared to 6.43% for the quarter ended March 31, 2004. Total interest expense increased by $112,000 to $2.00 million for the quarter ended March 31, 2005 from $1.89 million for the quarter ended March 31, 2004 as average interest bearing liabilities increased $67.84 million. Partially offsetting the increased interest bearing liability levels was a decrease in the average rate paid for these funding sources to 1.94% for the quarter ended March 31, 2005 from 2.20% for the quarter ended March 31, 2004. The net interest margin remained level at 4.62% for the quarters ended March 31, 2005 and 2004.

Net interest income increased $1.30 million to $10.99 million for the six months ended March 31, 2005 from $9.69 million for the six months ended March 31, 2004, primarily due to increased interest income from a larger interest earning asset base. Total interest income increased $1.37 million to $14.93 million for the six months ended March 31, 2005 from $13.56 million for the six months ended March 31, 2004 as average total interest earning assets increased by $55.50 million. The increased interest earning asset balances were a result of investing the funds received in connection with the acquisition of deposits. Partially offsetting the increased interest earning balances, was a reduction in the yield on assets. The yield on earning assets was 6.30% for the six months ended March 31, 2005 compared to 6.48% for the six months ended March 31, 2004. Total interest expense increased by $67,000 to $3.94 million for the six months ended March 31, 2005 from $3.87 million for the six months ended March 31, 2004 as average interest bearing liabilities increased $63.62 million. Partially offsetting the increased interest bearing liability levels was a decrease in the average rate paid for these funding sources to 1.93% for the six months ended March 31, 2005 from 2.25% for the six months ended March 31, 2004. As a result of these changes the net interest margin increased to 4.64% for the six months ended March 31, 2005 from 4.63% for the six months ended March 31, 2004.

Provision for Loan Losses: The provision for loan losses for the quarter ended March 31, 2005 decreased $20,000 from the quarter ended March 31, 2004 from $30,000 for the quarter ended March 31, 2004. The provision for the six months ended March 31, 2005 decreased to $20,000 from $80,000 for the six months ended March 31, 2004. The sale of the Bank's credit card portfolio in December 2004 reduced the amount of the provision for the six months ended March 31, 2005 according to the Bank's comprehensive analysis. On a quarterly basis the Bank performs an analysis taking into consideration historic loss experience for various loan segments, collateral securing individual loans on non-accrual status, changes in economic conditions, delinquency rates, and other factors to determine the level of allowance for loan losses needed.

Based on its comprehensive analysis, management deemed the allowance for loan losses of $4.01 million at March 31, 2005 (1.05% of loans receivable and 130.99% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. The allowance for loan losses was $3.93 million (1.16% of loans receivable and 99.2% of non-performing loans) at March 31, 2004. The Company had a net charge-off of $7,000 for the current quarter compared to a net charge-off of $29,000 in the same quarter of 2004. For the six months ended March 31, 2005 and 2004, net charge-offs were $4,000 and $44,000, respectively. For additional information, see the "Activity in the Allowance for Loan Losses" section included herein.

Non-interest Income: Total non-interest income increased $127,000 to $1.24 million for the quarter ended March 31, 2005 from $1.12 million for the quarter ended March 31, 2004, primarily due to $192,000 increase in service charges on deposits, a $69,000 distribution from one of the Bank's ATM network associations, and a $66,000 increase in ATM transaction fees. The increased service charges on deposits and the increased ATM transaction fees were primarily a result of the increased transaction account base acquired through the branch acquisition. The ATM network association distribution of $69,000 was cash consideration paid to network association members in connection with the association's recent merger. These increases were partially offset by a $233,000 decrease in income from loan sales (gain on sale of loans and servicing income (expense) on loans sold) as fewer loans were sold. The Bank sold $4.63 million in fixed rate one-to-four family mortgages during the quarter ended March 31, 2005 compared to $12.62 million for the same period a year ago.

Total non-interest income increased by $553,000 to $2.68 million for the six months ended March 31, 2005 from $2.13 million for the six months ended March 31, 2004, primarily due to a $440,000 increase in service charges on deposits, a $114,000 increase in ATM transaction fees, and a $69,000 distribution from one
of the Bank's ATM network associations as discussed above.   These increases
were partially offset by a $99,000 net decrease in income from loan sales (gain on sale of loans and servicing income (expense) on loans sold.)

Non-interest Expense: Total non-interest expense increased by $828,000 to $4.67 million for the quarter ended March 31, 2005 from $3.84 million for the quarter ended March 31, 2004, as the Bank operated with a larger branch network due to the acquisition of seven branch offices and the associated employees in October 2004. The increase was primarily a result of a $314,000 increase in salaries and employee benefits, a $101,000 increase in premises and equipment expenses, a $94,000 core deposit intangible amortization expense, and a $49,000 increase in
postage and courier expense.    Also impacting the quarterly comparison was an
$87,000 reduction in gains from the sale of real estate owned properties. The Bank had income of $90,000 associated with the disposition of real estate owned properties during the quarter ended March 31, 2004. The increased employee expenses were primarily due to the larger employee base resulting from the branch acquisition, annual salary adjustments, and increased medical insurance costs.

Total non-interest expense increased by $1.76 million to $9.43 million for the six months ended March 31, 2005 from $7.67 million for the six months ended March 31, 2004. The increase was primarily a result of a $792,000 increase in salaries and employee benefits, $183,000 in expenses associated with the branch acquisition, a

$179,000 core deposit intangible amortization expense, a $150,000 increase in premises and equipment expenses, a $115,000 increase in postage and courier expense, and a $46,000 increase in professional and consulting fees.

The Company's efficiency ratio increased to 69.04% and 68.98% for the three and six months ended March 31, 2005 from 64.66% and 64.90% for the three and six months ended March 31, 2004. Directly impacting the current period's higher ratios was the acquisition of seven branches as discussed earlier.

The Company also announced that it expects to incur additional expenses associated with Sarbanes-Oxley requirements. The projected additional costs total approximately $75,000 for the balance of the fiscal year in addition to the costs associated with hiring an additional employee to assist with the implementation and testing requirements.

Provision for Income Taxes: The provision for income taxes decreased to $624,000 for the quarter ended March 31, 2005 from $647,000 for the quarter ended March 31, 2004. The Company's effective tax rate was 30.1% for the quarter ended March 31, 2005 and 31.3% for the quarter ended March 31, 2004. The lower effective tax rate resulted primarily from a higher percentage of tax-exempt income during the current quarter.

The provision for income taxes increased to $1.28 million for the six months ended March 31, 2005 from $1.26 million for the six months ended March 31, 2004, primarily due to increased income before taxes. The Company's effective tax rate was 30.2% for the six months ended March 31, 2005 and 30.9% for the six months ended March 31, 2004.


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

An analysis of liquidity should also include a review of the changes that appear in the condensed consolidated statement of cash flows for the six months ended March 31, 2005. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchases of securities, and the net change in loans. Financing activities present the cash flows associated with the Company's deposit accounts, other borrowings and stock related transactions.

The Company's total of cash and due from financial institutions, interest bearing deposits in banks, and federal funds sold decreased by $1.88 million to $17.95 million at March 31, 2005 from $19.83 million at September 30, 2004. The Company's liquid assets decreased primarily as a result of using a portion of these funds to fund loan growth and purchase investment securities.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2005, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 10.7%. The Bank also maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of $154.58 million, under which $59.45 million was outstanding at March 31, 2005.

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

The Bank's primary investing activity is the origination of one-to-four family mortgage loans, commercial mortgage loans, and construction and land development loans. At March 31, 2005, the Bank had loan commitments totaling $31.29 million and undisbursed loans in process totaling $40.44 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2005 totaled $104.75 million. Historically, the Bank has been able to retain a significant amount of its certificates of deposit as they mature.

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks),
(ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and
(iii) a ratio of total capital to risk weighted assets of at least 8.0%. At March 31, 2005, the Bank was in compliance with all applicable capital requirements. For additional details see "Regulatory Capital".



Regulatory Capital
------------------
The following table compares the Bank's regulatory capital at March 31, 2005 to its minimum regulatory capital requirements at that date (dollars in thousands):

                                                              Percent of
                                           Amount      Adjusted Total Assets(1)
                                           ------      -----------------------
Tier 1 (leverage) capital                 $57,443                11.0%
Tier 1 (leverage) capital requirement      20,823                 4.0
                                          -------                -----
Excess                                    $36,620                 7.0%
                                          =======                =====

Tier 1 risk adjusted capital              $57,443                15.0%
Tier 1 risk adjusted capital requirement   15,350                 4.0
                                          -------                -----
Excess                                    $42,093                11.0%
                                          =======                =====

Total risk based capital                  $61,450                16.0%
Total risk based capital requirement       30,700                 8.0
                                          -------                -----
Excess                                    $30,750                 8.0%
                                          =======                =====

___________________
(1) For the Tier 1 (leverage) capital, percent of total average assets of $520.58 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $383.74 million.

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                              KEY FINANCIAL RATIOS
                    (Dollars in thousands, except per share data)

                                            Three Months         Six Months
                                           Ended March 31,      Ended March 31,
                                           2005      2004       2005      2004
                                          ----------------     ----------------
PERFORMANCE RATIOS:
Return on average assets (1)               1.10%     1.25%      1.12%     1.24%
Return on average equity (1)               7.95%     7.51%      8.06%     7.31%
Net interest margin (1)                    4.62%     4.62%      4.64%     4.63%
Efficiency ratio                          69.04%    64.66%     68.98%    64.90%


                                               March 31,       September 30,
                                                 2005                2004
                                               -----------------------------
ASSET QUALITY RATIOS:
Non-performing loans                           $  3,059           $   1,442
REO & other repossessed assets                      346                 421
                                               --------           ---------
Total non-performing assets                    $  3,405           $   1,863
                                               --------           ---------
Non-performing assets to total assets             0.64%               0.40%
Allowance for loan losses to
  non-performing loans                          130.99%             276.77%


Book Value Per Share (2)                      $  19.07            $  18.7
Book Value Per Share (3)                         20.57              20.28
Tangible Book Value Per Share (2)(4)             17.03              18.76
Tangible Book Value Per Share (3)(4)             18.37              20.28

______________________
(1) Annualized
(2) Calculation includes ESOP shares not committed to be released
(3) Calculation excludes ESOP shares not committed to be released
(4) Calculation subtracts goodwill and core deposit intangible from the equity component


                                      Three Months Ended      Six Months Ended
                                           March 31,              March 31,
                                      2005          2004      2005        2004
                                      ------------------      ----------------
AVERAGE BALANCE SHEET:
---------------------
Average Total Loans               $ 371,509    $ 338,694  $ 365,021  $ 337,642
Average Total Interest Earning
  Assets                            477,946      418,012    473,730    418,232
Average Total Assets                527,453      455,272    525,958    454,268
Average Total Interest Bearing
  Deposits                          357,825      286,792    352,740    285,218
Average FHLB Advances & Other
  Borrowings                         54,597       57,786     55,010     58,917
Average Shareholders' Equity         72,962       75,755     73,049     75,877

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

   (b) Changes in Internal Controls: In the quarter ended March 31, 2005, the Company did not make any significant changes in, nor take any material corrective actions regarding, its internal controls or other factors that could significantly affect these controls. A number of internal control procedures were, however, modified during the quarter to improve internal controls. The Company also continued to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls.


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings
-------------------------------
Neither the Company nor the Bank is a party to any material legal proceedings at this time. Further, neither the Company nor the Bank is aware of the threat of any such proceedings. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.



Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
------------------------------------------------------------------------------
The following table sets forth the shares repurchased by the Company during the quarter:

Period        Total No.    Average       Total No. of        Maximum No.of
              Of Shares    Price Paid    Shares Purchas-     Shares that May
              Purchased    per Share     ed as Part of       Yet Be Purchased
                                         Publicly Announc-   Under the Plan
                                         ed Plan
-----------------------------------------------------------------------------
01/01/2005 -   94,310       $ 23.26         94,310             52,274(1)
01/31/2005

02/01/2005 -          10,500        23.20         10,500     41,774 (1)
02/28/2005

03/01/2005 -          41,774        23.44         41,774         -- (1)
03/31/2005
-------------------------------------------------------------------------
Total                146,584     $  23.33        146,584


(1) On March 15, 2005 the Company announced that it had completed its 12th stock repurchase program and repurchased 360,670 shares, at an average price of $23.04 per share. All shares were repurchased through open market broker transactions and no shares were directly repurchased from directors or officers of the Company.



Item 3.    Defaults Upon Senior Securities
----------------------------------------
None to be reported.

Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------
An annual meeting of Shareholders of the Company was held on January 25, 2005. The results of the vote on the matters presented at the meeting are as follows:

1. The following individuals were elected as directors:
                                     For                        Withheld
                         No. of Votes   Percentage    No. of Votes  Percentages
                         -------------------------    -------------------------
Richard R. Morris Jr.    3,431,860         98.31%       59,064         1.69%
(three-year term)

Jon C. Parker            3,166,17         290.70%      324,752         9.30%
(three-year term)

James C. Mason           3,436,722         98.45%       54,202         1.55%
(three-year term)


Item 5.    Other Information
-----------------------------
None to be reported.


Item 6.    Exhibits
-------------------
          (a)    Exhibits

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

                _________________
                (1) Incorporated by reference to the Registrant's Registration
                 Statement on Form S-1 (333- 35817).
                (2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2002.
                (3) Incorporated by reference to the Registrant's Quarterly
                 Report on Form 10-Q for the quarter ended December 31, 1997.
                (4) Incorporated by reference to the Registrant's 1999 Annual
                 Meeting Proxy Statement dated December 15, 1998.
                (5) Incorporated by reference to the Registrant's 2004 Annual
                 Meeting Proxy Statement dated December 24, 2003.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Timberland Bancorp, Inc.



Date: May 10, 2005                  By: /s/ Michael R. Sand
                                        ----------------------------
                                        Michael R. Sand
                                        Chief Executive Officer
                                        (Principal Executive Officer)




Date: May 10, 2005                  By: /s/ Dean J. Brydon
                                        ----------------------------
                                        Dean J. Brydon
                                        Chief Financial Officer
                                       (Principal Financial Officer)

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



Date: May 10, 2005                               /s/ Michael R. Sand
                                                 -----------------------
                                                 Michael R. Sand
                                                 Chief Executive Officer

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


Date: May 10, 2005                         /s/ Dean J. Brydon
                                           -----------------------
                                           Dean J. Brydon
                                           Chief Financial Officer

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



           The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

      * the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

      * the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.




 /s/ Michael R. Sand                         /s/ Dean J. Brydon
  -------------------------                  ------------------------
  Michael R. Sand                            Dean J. Brydon
  Chief  Executive Officer                   Chief Financial Officer



 Date: May 10, 2005