Form 10-Q
period 2005-06-30
TIMBERLAND BANCORP INC
filed 2005-08-09
CIK 1046050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005

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

                                      98550
                                   (Zip Code)

                                 (360) 533-4747
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No ___
                                                    ---      ---
Check whether the registrant is an accelerated filer (as defined in Rule 12b-2
of the Exchange Act): Yes  X    No
                          ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                   SHARES OUTSTANDING AT JULY 31, 2005
               -----                   -----------------------------------
    common stock, $.01 par value                       3,738,737

                                  INDEX

                                                                        Page
                                                                        ----
PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets                        3

             Condensed Consolidated Statements of Income                  4

             Condensed Consolidated Statements of Shareholders' Equity    5

             Condensed Consolidated Statements of Cash Flows              6-7

             Condensed Consolidated Statements of Comprehensive Income    8

             Selected Notes to Condensed Consolidated
                Financial Statements                                      9-13

     Item 2. Management's Discussion and Analysis of Financial Condition 13-25 and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures about Market Risk  26

     Item 4. Controls and Procedures                                     26

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings                                           26

     Item 2. Unregistered Sales of Equity Securities and
                Use of Proceeds                                          26-27

     Item 3. Defaults Upon Senior Securities                             27

     Item 4. Submission of Matters to a Vote of Security Holders         27

     Item 5. Other Information                                           27

     Item 6. Exhibits                                                    27

SIGNATURES                                                               29

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------
                     TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 2005 and September 30, 2004
                                   In Thousands
                                    (unaudited)
                                                      June 30,   September 30,
                                                         2005            2004
                                                     ------------------------
Assets
Cash and due from financial institutions             $ 17,391        $ 15,268
Interest bearing deposits in banks                      7,321           3,385
Federal funds sold                                      4,090           1,180
Investment securities held to maturity                    127             174
Investment securities available for sale               91,792          59,889
Federal Home Loan Bank ("FHLB") stock                   5,705           5,682

Loans receivable                                      388,236         347,975
Loans held for sale                                     2,673             610
Less: Allowance for loan losses                       (4,103)         (3,991)
                                                     ------------------------
     Total Loans                                      386,806         344,594
                                                     ------------------------
Accrued interest receivable                             2,144           1,828
Premises and equipment                                 15,759          13,913
Real estate owned and other repossessed items             372             421
Bank owned life insurance ("BOLI")                     11,348          11,028
Goodwill                                                5,650              --
Core deposit intangible                                 1,927              --
Other assets                                            2,447           3,057
                                                     ------------------------
     Total Assets                                    $552,879        $460,419
                                                     ------------------------
Liabilities and Shareholders' Equity

Liabilities
Deposits                                             $408,163        $319,570
FHLB advances                                          67,400          65,421
Other borrowings: repurchase agreements                 1,091              --
Other liabilities and accrued expenses                  3,236           2,611
                                                     ------------------------
     Total Liabilities                                479,890         387,602
                                                     ------------------------

Shareholders' Equity
Common Stock, $.01 par value; 50,000,000 shares
  authorized;
  June 30, 2005 - 3,738,737 shares issued and
    outstanding
  September 30, 2004 - 3,882,070 shares issued
    and outstanding                                        38              39
Additional paid in capital                             21,479          24,867
Unearned shares - Employee Stock Ownership Plan
  ("ESOP")                                             (3,966)         (4,362)
Unearned shares - Management Recognition &
  Development Plan ("MRDP")                               (54)           (537)
Retained earnings                                      56,030          52,967
Accumulated other comprehensive loss                     (538)           (157)
                                                     ------------------------
     Total Shareholders' Equity                        72,989          72,817
                                                     ------------------------
     Total Liabilities and Shareholders' Equity      $552,879        $460,419
                                                     ------------------------

   See notes to unaudited condensed consolidated financial statements

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            For the three and nine months ended June 30, 2005 and 2004
                      In Thousands, Except Per Share Amounts
                                    (unaudited)

                                       Three Months           Nine Months
                                       Ended June 30,         Ended June 30,
                                    --------------------    ------------------
                                      2005        2004       2005      2004
Interest and Dividend Income
Loans receivable                    $ 7,170     $ 6,099    $20,271    $18,324
Securities available for sale and
  held to maturity                      550         234      1,459        717
Dividends from investments              270         243        788        762
Interest bearing deposits in banks       47          16        252         97
                                    -------------------    ------------------
 Total interest and dividend income   8,037       6,592     22,770     19,900

Interest Expense
Deposits                              1,382         988      3,819      3,199
FHLB advances and other borrowings      846         723      2,347      2,383
                                    -------------------    ------------------
 Total interest expense               2,228       1,711      6,166      5,582
                                    -------------------    ------------------
 Net interest income                  5,809       4,881     16,604     14,318
Provision for loan losses                96          14        116         94
                                    -------------------    ------------------
 Net interest income after            5,713       4,867     16,488     14,224
   provision for loan losses
Non-Interest Income
Service charges on deposits             723         510      2,062      1,409
Gain on sale of loans, net              181         159        613        585
Loss on sale of securities               --          --         --         (6)
BOLI net earnings                       111         111        320        338
Servicing income on loans sold          110          18        199        265
ATM transaction fees                    223         166        632        462
Other                                   200         154        600        445
                                    -------------------    ------------------
 Total non-interest income            1,548       1,118      4,426      3,498

Non-Interest Expense
Salaries and employee benefits        2,528       2,155      7,726      6,561
Premises and equipment                  597         426      1,675      1,353
Advertising                             187         207        565        559
Real estate owned expense (income)       19          48        (11)       (27)
ATM expenses                            134         111        350        303
Postage and courier                      80          85        381        272
Amortization of core deposit
  intangible                             94          --        273         --
Other                                   826         862      2,937      2,542
                                    -------------------    ------------------
 Total non-interest expense           4,465       3,894     13,896     11,563

Income before federal income taxes    2,796       2,091      7,018      6,159
Federal income taxes                    961         645      2,238      1,904
                                    -------------------    ------------------
 Net Income                         $ 1,835     $ 1,446    $ 4,780    $ 4,255
                                    ===================    ==================
Earnings Per Common Share:
 Basic                                $0.54       $0.41      $1.37      $1.16
 Diluted                              $0.51       $0.39      $1.31      $1.10
Weighted Average Shares Outstanding:
  Basic                           3,415,644   3,492,286  3,486,589  3,681,059
  Diluted                         3,574,410   3,671,143  3,645,658  3,860,573

     See notes to unaudited condensed consolidated financial statements

                              TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          For the year ended September 30, 2004 and the nine months ended June 30, 2005
                               In Thousands Except Common Stock Shares
                                               (unaudited)
                                                                                         Accumulated
                                                                                             Other
                                                           Unearned   Unearned              Compre-
                             Common    Common  Additional    Shares     Shares              hensive
                         Stock Shares  Stock    Paid-In    Issued to  Issued to   Retained  Income
                          Outstanding  Amount   Capital      ESOP        MRDP     Earnings  (Loss)   Total
                          -----------  ------   -------    ---------  ---------   --------  ------  -------

Balance, Sept. 30, 2003    4,251,680    $43     $33,775     ($4,891)   ($1,182)   $49,699     167   $77,611
Net income                       - -    - -         - -         - -        - -      5,588     - -     5,588
Repurchase of
  common stock              (482,016)    (5)    (11,074)        - -        - -        - -     - -   (11,079)
Exercise of stock options    112,406      1       1,747         - -        - -        - -     - -     1,748
Cash dividends
  ($.57 per share)               - -    - -         - -         - -        - -     (2,320)    - -    (2,320)
Earned ESOP shares                      - -         283         529        - -        - -     - -       812
Earned MRDP shares                      - -         136         - -        645        - -     - -       781
Change in fair value of
  securities available
  for sale, net of tax           - -    - -         - -         - -        - -        - -    (324)     (324)
                           --------------------------------------------------------------------------------

Balance, Sept. 30, 2004    3,882,070     39      24,867      (4,362)      (537)    52,967    (157)   72,817
                           --------------------------------------------------------------------------------

Net income                       - -    - -         - -         - -        - -      4,780     - -     4,780
Repurchase of
  common stock              (174,434)    (1)     (4,063)        - -        - -        - -     - -    (4,064)
Exercise of stock options     31,101    - -         436         - -        - -        - -     - -       436
Cash dividends
  ($.45 per share)               - -    - -         - -         - -        - -     (1,717)    - -    (1,717)
Earned ESOP shares               - -    - -         222         396        - -        - -     - -       618
Earned MRDP shares               - -    - -          17         - -        483        - -     - -       500
Change in fair value of
  securities available
  for sale, net of tax           - -    - -         - -         - -        - -        - -    (381)     (381)
                           --------------------------------------------------------------------------------

Balance, June 30, 2005     3,738,737    $38     $21,479     ($3,966)      ($54)   $56,030   ($538)  $72,989
                           --------------------------------------------------------------------------------

                         See notes to unaudited condensed consolidated financial statements


                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the nine months ended June 30, 2005 and 2004
                              In Thousands
                               (unaudited)
                                                             Nine Months
                                                            Ended June 30,
                                                           2005        2004
Cash Flow from Operating Activities                     --------------------
Net income                                               $4,780       $4,255
Noncash revenues, expenses, gains and losses
included in income:
  Depreciation                                              696          562
  Amortization of core deposit intangible                   273           --
  FHLB stock dividends                                     (23)         (179)
  Earned ESOP shares                                        618          612
  Earned MRDP shares                                        500          517
  Loss on sale of securities available for sale              --            6
  Gain on sale of real estate owned, net                    (38)         (85)
  Loss on sale of premises and equipment                     13           --
  BOLI cash surrender value increase                       (320)        (338)
  Gain on sale of loans                                    (613)        (585)
  Provision for loan and real estate owned losses           128          107
Loans originated for sale                               (18,319)     (32,892)
Proceeds from sale of loans                              16,869       33,866
(Increase) decrease in other assets, net                    284         (184)
Increase (decrease) in other liabilities and
  accrued expenses, net                                     578         (413)
                                                        --------------------
Net Cash Provided by Operating Activities                 5,426        5,249

Cash Flow from Investing Activities
Net (increase) decrease in interest-bearing
  deposits in banks                                      (3,936)      27,773
Increase in federal funds sold                           (2,910)          --
Purchase of securities available for sale               (38,972)      (9,000)
Proceeds from maturities of securities
  available for sale                                      6,485        7,244
Proceeds from maturities of securities held to maturity      46           --
Proceeds from sale of securities available for sale          --        1,600
Increase in loans receivable, net                       (40,346)     (12,540)
Additions to premises and equipment                        (497)      (1,038)
Purchase of branches, net of cash and cash equivalents   76,630           --
Proceeds from the disposition of premises and equipment       6           --
Proceeds from sale of real estate owned                     368        1,084
                                                        --------------------
Net Cash Provided by (Used in) Investing Activities      (3,126)      15,123

Cash Flow from Financing Activities
Increase (decrease) in deposits, net                      2,098          (79)
Increase (decrease) in Federal Home Loan Bank
  advances, net                                           1,979       (5,626)
Increase in repurchase agreements                         1,091           --
Proceeds from exercise of stock options                     436        1,602
Repurchase of common stock                               (4,064)     (10,646)
Payment of dividends                                     (1,717)      (1,737)
                                                        --------------------
Net Cash Used in Financing Activities                      (177)     (16,486)

See notes to unaudited condensed consolidated financial statements (continued)

                  TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)
              For the nine months ended June 30, 2005 and 2004
                                In Thousands
                                 (unaudited)
                                                            Nine Months
                                                           Ended June 30,
                                                          2005        2004
                                                       ---------------------
Net Change in Cash                                        2,123        3,886

Cash and Due from Financial Institutions
  Beginning of period                                    15,268        8,587
                                                       ---------------------
  End of period                                        $ 17,391     $ 12,473
                                                       =====================
Supplemental Disclosure of Cash Flow Information
  Income taxes paid                                    $  1,450     $  1,560
  Interest paid                                           5,984        5,644

Supplemental Disclosure of Non-cash Investing Activities
  Market value adjustment of securities held for
    sale, net of tax                                       (381)        (431)
  Loans transferred to real estate owned                    268          206

Supplemental Disclosure of Branch Acquisition
  Premium paid on deposits                               (7,848)          --
  Fair value of assets acquired, principally
    property and equipment                               (2,064)          --
  Deposits assumed                                       86,495           --
  Other liabilities assumed                                  47           --
                                                       ---------------------
  Net cash provided by branch acquisition              $ 76,630      $    --
                                                       =====================

      See notes to unaudited condensed consolidated financial statements

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
          For the three and nine months ended June 30, 2005 and 2004
                                 In Thousands
                                  (unaudited)

                                          Three Months        Nine Months
                                          Ended June 30,     Ended June 30,
                                          2005     2004       2005     2004
                                        ----------------    ----------------
Comprehensive Income:
  Net Income                            $1,835    $1,446    $4,780    $4,255
  Change in fair value of securities
    available for sale, net of tax         211      (447)     (381)     (431)
                                        ----------------    ----------------
Total Comprehensive Income              $2,046    $  999    $4,399    $3,824
                                        ================    ================

      See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiaries
Selected Notes to Condensed Consolidated Financial Statements (unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, which are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Timberland Bancorp, Inc. Annual Report on Form 10-K for the year ended September 30, 2004. The results of operations for the three and nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(d) Certain prior period amounts have been reclassified between interest income and servicing income on loans sold to conform to the June 30, 2005 presentation. There was no change to net income or shareholder's equity amounts previously reported.

(2)  EARNINGS PER SHARE ("EPS")
Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options and awarded but not released restricted shares of common stock under the MRDP. In accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans (ESOP), issued by the American Institute of Certified Public Accountants, shares owned by the Bank's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At June 30, 2005 and 2004, there were 290,949 and 326,216 ESOP shares, respectively, that had not been allocated.

                                  Three Months               Nine Months
                                  Ended June 30,            Ended June 30,
                                 2005       2004           2005        2004
                              ----------------------    ----------------------
Basic EPS computation
 Numerator - Net income       $1,835,000  $1,446,000    $4,780,000  $4,255,000
 Denominator - Weighted
  average  common shares
  outstanding                  3,415,644   3,492,286     3,486,589   3,681,059
                              ----------  ----------    ----------  ----------

Basic EPS                     $ 0.54      $ 0.41        $ 1.37      $ 1.16

Diluted EPS computation
 Numerator - Net income       $1,835,000  $1,446,000    $4,780,000  $4,255,000
 Denominator - Weighted
  average common shares
  outstanding                  3,415,644   3,492,286     3,486,589   3,681,059
Effect of dilutive stock
 options                         129,094     141,104       136,275     148,126
Effect of dilutive MRDP           29,672      37,753        22,794      31,388
                              ----------  ----------    ----------  ----------
Weighted average common shares
 and common stock equivalents  3,574,410   3,671,143     3,645,658   3,860,573
                              ----------  ----------    ----------  ----------
Diluted EPS                   $ 0.51      $ 0.39        $ 1.31      $ 1.10

(3)  STOCK BASED COMPENSATION
At June 30, 2005 the Company has an employee, officer, and director stock option plan. The Company accounts for options granted under that plan under the recognition and measurement principles of Accounting Principles Bulletin ("APB") No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as the exercise price for all options granted under the plan was equal to the market value of the Company's stock on the date of grant.

During the quarter ended June 30, 2005 the Company announced that its Board of Directors had accelerated the vesting of out of the money options previously awarded under the Timberland Bancorp, Inc. 1999 Stock Option Plan and the Timberland Bancorp, Inc. 2003 Stock Option Plan in light of the new accounting regulations (SFAS No. 123 (Revised)) that will take effect in the Company's next fiscal year. The Board of Directors took this action with the belief that it is the best interests of its shareholders as it will reduce the Company's reported compensation expense in future periods. As a result of the vesting acceleration, options to purchase approximately 27,500 shares of Timberland Bancorp, Inc. common stock became exercisable immediately. All of these stock options were considered out of the money since the option's exercise price was greater than the current market value. As a result of the vesting acceleration, the Company's footnote stock based expense under SFAS No. 123, Accounting for Stock-Based Compensation increased by approximately $54,000 during the quarter ended June 30, 2005.

The following table illustrates the effect on net income and earnings per share for the three and nine months ended June 30, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation for the effects of all options granted:

                                  Three Months              Nine Months
                                  Ended June 30,           Ended June 30,
                                 2005       2004          2005        2004
                              ----------------------   ----------------------

Net income as reported        $1,835,000  $1,446,000   $4,780,000  $4,255,000

Less total stock-based
  compensation expense
  determined under fair
  value method for all
  qualifying awards, net
  of tax                         (75,000)    (46,000)    (249,000)   (126,000)

Pro forma net income          $1,760,000  $1,400,000   $4,531,000  $4,129,000

Earnings per share:
  Basic:
    As reported               $ 0.54      $ 0.41       $ 1.37      $ 1.16
    Pro forma                   0.52        0.40         1.30        1.12

  Diluted:
    As reported               $ 0.51      $ 0.39       $ 1.31      $ 1.10
    Pro forma                   0.49        0.38         1.25        1.07

(4)  ACQUISITION
On October 9, 2004, Timberland Bank, the subsidiary of the Company completed the acquisition of seven branch offices and related deposits of $86.3 million ("Branch Acquisition"). In addition the Bank acquired the real estate, branch infrastructure and employees of the seven branches. The Bank paid $1.8 million for the branch buildings and fixed assets. The Bank paid a premium for the deposits and recorded intangible assets (the excess of the purchase price over the net fair value of the assets and liabilities acquired) in the amount of $7.8 million. As part of the accounting for the acquisition, the intangible assets were recorded as goodwill and core deposit intangible in the amounts of $5.6 million and $2.2 million, respectively.

The Company will follow the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset is amortized over its useful life, unless the asset is determined to have an indefinite life. The Company will review the recorded value of the goodwill on an annual basis for impairment. The annual test for impairment will be a two-step process. The first step will be to compare the current value of the acquired branch offices and related deposits with the fair value on the purchase date. If the current value exceeds the purchase value, goodwill will not be considered to be impaired and the test is completed. If the purchase date fair value is determined to be greater than the current value, the implied value of the
goodwill will be compared to the recorded  value of the goodwill.   Any noted
impairment loss will be recorded at that time.

The core deposit intangible recorded as part of the acquisition has an estimated life of ten years and will be amortized using an accelerated method over the ten-year period.

(5)  SUBSEQUENT EVENTS
On July 19, 2005, the Company announced a quarterly cash dividend of $0.16 per common share. The dividend is to be paid August 24, 2005, to shareholders of record as of the close of business August 9, 2005.

(6)  RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board ("FASB") has issued SFAS No. 123 (Revised), "Share-Based Payment" ("SFAS 123(R)"). This Statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments, or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces existing requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. For the Company, the Statement is effective for the interim reporting period beginning October 1, 2005. Adoption of the Statement will impact the consolidated financial statements by requiring compensation expense to be recorded for the unvested portion of stock options, which have been granted or which are subsequently granted.

On September 30, 2004, the FASB issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and investments accounted for under the cost method. The guidance requires that investments which have declined in value as a result of credit concerns or solely as a result of changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. The delay of the effective date of EITF 03-1 will be superceded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.

In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial statements.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations
          ---------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three and nine months ended June 30, 2005. This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward looking statements may describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward looking statements as a result of a wide variety or range of factors including, but not limited to: interest rate fluctuations; economic conditions in the Company's primary market area; deposit flows; demand for residential, commercial real estate, consumer, and other types of loans; real estate values; success of new products and services; and other risks detailed in the Company's reports filed with the SEC, including its 2004 Form 10-K. Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any forward-looking statements.

Comparison of Financial Condition at June 30, 2005 and September 30, 2004

Total Assets: Total assets increased $92.46 million to $552.88 million at June 30, 2005 from $460.42 million at September 30, 2004 primarily as a result of a $42.21 million increase in net loans receivable, a $31.86 million increase in investment securities, a $7.58 million increase in goodwill and core deposit intangible, a $6.85 million increase in interest bearing deposits in banks and federal funds sold, and a $1.85 million increase in premises and equipment. This growth was primarily funded by the net cash received in connection with the Branch Acquisition. In October 2004, Timberland Bank purchased seven branch offices which are located in Toledo, Winlock, Elma, Montesano, Hoquiam, Aberdeen, and Lacey in the State of Washington. The purchase of the branches included deposit accounts of approximately $86.30 million.

Cash and Due from Financial Institutions: Cash and due from financial institutions increased to $17.39 million at June 30, 2005 from $15.27 million at September 30, 2004.

Interest Bearing Deposits in Banks and Federal Funds Sold: Interest bearing deposits in banks and federal funds sold increased $6.84 million to $11.41 million at June 30, 2005 from $4.57 million at September 30, 2004 as a portion of the funds from increased deposits were placed into these liquid accounts.

Investment Securities: Investment securities increased $31.86 million to $91.92 million at June 30, 2005 from $60.06 million at September 30, 2004. The increase was primarily a result of investing a portion of the net cash received in connection with the Branch Acquisition into U.S agency securities and mortgage-backed securities. At June 30, 2005, the Company's securities' portfolio was comprised of mutual funds of $32.33 million, mortgage-backed securities of $25.72 million, and U.S. agency securities of $33.87 million. The mutual funds invest primarily in mortgage-backed products and U.S. agency securities. For additional information, see the "Investment Securities" table included herein.

Loans: Net loans receivable increased by $42.21 million to $386.81 million at June 30, 2005 from $344.59 million at September 30, 2004. The increase in the portfolio was primarily a result of a $17.67 million increase in commercial real estate loans, a $7.61 million increase in consumer loans, a $7.33 million increase in construction loans (net of undisbursed portion), a $4.94 million increase in one-to-four family mortgage loans, a $2.40 million increase in land loans, a $1.70 million increase in multi-family loans, and a $493,000 increase in commercial business loans.

Loan originations totaled $58.25 million and $168.63 million for the three and nine months ended June 30, 2005 compared to $46.91 million and $133.63 million for the same periods a year earlier. The Bank sold loans totaling $8.30 million and $17.78 million ($16.26 million in fixed rate one-to-four family mortgage loans and $1.52 million in credit card loans) during the three and nine months ended June 30, 2005, compared to $10.41 million and $33.28 million in fixed rate one-to-four family mortgage loans sold for the same periods a year earlier.

For additional information, see the "Loan Portfolio Composition" table and the "Construction and Land Development Loan Portfolio Composition" table included herein.

Real Estate Owned and Other Repossessed Items: Real estate owned ("REO") and other repossessed items decreased to $372,000 at June 30, 2005 from $421,000 at September 30, 2004 as several properties were sold and several were added. At June 30, 2005, the REO and other repossessed item amounts were comprised of land parcels totaling $363,000 and vehicles and other personal property totaling $9,000. For additional information, see the "Non-Performing Assets" table included herein.

Premises and Equipment: Premises and equipment increased $1.85 million to $15.76 million at June 30, 2005 from $13.91 million at September 30, 2004. This increase is primarily attributable to the Branch Acquisition. The acquired offices are located in Toledo, Winlock, Elma, Montesano, Hoquiam, Aberdeen and Panorama City (Lacey), Washington. Timberland acquired the real estate for all of these offices with the exception of the facility in Panorama City, which is leased. Subsequent to the acquisition, two of the acquired offices (Montesano and Hoquiam) were consolidated with existing Bank branch offices.

Goodwill and Core Deposit Intangible: The amortized value of goodwill and core deposit intangible was $7.58 million at June 30, 2005 compared to none at June 30, 2004. The Bank paid a premium for the $86.30 million of deposits acquired in connection with the Branch Acquisition.

Deposits: Deposits increased by $88.59 million to $408.16 million at June 30, 2005 from $319.57 million at September 30, 2004, primarily as a result of the acquisition of $86.30 million in deposits in October 2004. The $88.59 million deposit increase is comprised of a $43.83 million increase in certificate of deposit accounts, a $15.80 million increase in NOW checking accounts, a $13.55 million increase in savings accounts, an $8.89 million increase in non-interest bearing accounts, and a $6.53 million increase in money market accounts. For additional information, see "Deposit Breakdown" section included herein.

FHLB Advances: FHLB advances increased to $67.40 million at June 30, 2005 from $65.42 million at September 30, 2004 as the Bank borrowed additional funds for a portion of the loan portfolio growth. For additional information, see "FHLB Advance Maturity Schedule" included herein.

Shareholders' Equity: Total shareholders' equity increased by $172,000 to $72.99 million at June 30, 2005 from $72.82 million at September 30, 2004, primarily as a result of net income of $4.78 million and a $675,000 increase to additional paid in capital from the exercise of stock options and the vesting associated with the Bank's benefit plans. Also increasing shareholders' equity were decreases of $483,000 and $396,000 in the equity components related to unearned shares issued to the MRDP and the ESOP, respectively. Partially offsetting these increases to shareholders' equity were the repurchase of 174,434 shares of the Company's stock for $4.06 million, the payment of $1.72 million in dividends to shareholders, and a $381,000 increase in accumulated other comprehensive loss.

On April 7, 2005 the Company announced a plan to repurchase up to 5% of the Company's outstanding shares of common stock, or 187,955 shares. This represents the Company's 13th stock repurchase plan. As of June 30, 2005, the Company had repurchased 27,850 of these shares at an average price of $23.16 per share. Cumulatively, the Company has repurchased 3,367,121 (50.9%) of the 6,612,500 shares that were issued when the Company went public in 1998. These 3,367,121 shares have been repurchased at an average price of $15.39 per share. For additional information, see Item 2 of Part II of this Form 10-Q.

Non-performing Assets: The Company's non-performing asset ratio to total asset ratio ("NPA") increased to 0.61% at June 30, 2005 from 0.40% at September 30, 2004, as total non-performing assets increased $1.49 million to $3.35 million from $1.86 million. The increase in non-performing assets was primarily attributable to a $1.53 million increase in non-performing loans.

The non-performing loan total of $2.98 million at June 30, 2005 consisted of $1.99 million in one-to-four family loans, $598,000 in commercial real estate loans, $256,000 in commercial business loans, and $131,000 in land loans. Despite historically having a higher percentage of non-performing loans than the Company's relevant peer group, the Company's actual charge-offs have remained low. The Company had a net charge-off of $4,000 during the nine months ended June 30, 2005 and during the last five fiscal years its net charge-offs to outstanding loans ratio has averaged less than .10% per year. For additional information, see the "Non-Performing Assets" table and the "Activity in the Allowance for Loan Loss" schedule included herein.

Investment Securities
---------------------
The following table sets forth the composition of the Company's investment securities portfolio.

                                      At June 30,            At September 30,
                                          2005                     2004
                                    Amount    Percent       Amount     Percent
                                   ------------------      -------------------
                                              (Dollars in thousands)
Held-to-maturity:
  Mortgage-backed securities       $   127      0.14%       $   174      0.29%

Available-for-sale (at fair value)
  Mortgage-backed securities        25,591     27.84         18,329     30.52
  Mutual funds                      32,327     35.17         32,577     54.23
  U.S. agency securities            33,874     36.85          8,983     14.96
                                   -------    ------        -------    ------

Total portfolio                    $91,919    100.00%       $60,063    100.00%
                                   =======    ======        =======    ======

Loan Portfolio Composition
--------------------------
The following table sets forth the composition of the Company's loan portfolio by type of loan as of the dates indicated.

                                      At June 30,            At September 30,
                                         2005                     2004
                                  Amount      Percent       Amount    Percent
                                 --------------------      -------------------
                                             (Dollars in thousands)
Mortgage Loans:
  One-to-four family (1)         $104,771      24.23%      $ 99,835     25.25%
  Multi family                     18,858       4.36         17,160      4.34
  Commercial                      125,943      29.12        108,276     27.39
  Construction and
    land development              108,567      25.11        106,241     26.88
  Land                             22,291       5.16         19,895      5.03
                                 --------     ------       --------    ------
    Total mortgage loans          380,430      87.98        351,407     88.89
Consumer Loans:
  Home equity and second
    mortgage                       30,936       7.15         23,549      5.96
  Other                             9,494       2.19          9,270      2.34
                                 --------     ------       --------    ------
                                   40,430       9.34         32,819      8.30

Commercial business loans          11,591       2.68         11,098      2.81
                                 --------     ------       --------    ------
     Total loans                  432,451     100.00%       395,324    100.00%
                                              ======                   ======
Less:
  Undisbursed portion of
    construction loans
    in process                    (38,563)                  (43,563)
  Unearned income                  (2,979)                   (3,176)
  Allowance for loan losses        (4,103)                   (3,991)
                                 --------                  --------
Total loans, net                 $386,806                  $344,594
                                 ========                  ========
-------------
(1)   Includes loans held-for-sale.

Construction and Land Development Loan Portfolio Composition
------------------------------------------------------------
The following table sets forth the composition of the Company's construction and land development loan portfolio as of the dates indicated.

                                      At June 30,            At September 30,
                                         2005                     2004
                                  Amount      Percent       Amount    Percent
                                 --------------------      -------------------
                                             (Dollars in thousands)

Custom and owner/builder const.  $ 42,562     39.20%      $ 43,801     41.23%
Speculative construction           28,527     26.28         22,228     20.92
Commercial real estate             24,556     22.62         25,633     24.13
Multi-family                        6,896      6.35          3,352      3.15
Land development                    6,026      5.55         11,227     10.57
                                 --------    ------       --------    ------
    Total construction loans     $108,567    100.00%      $106,241    100.00%
                                 ========    ======       ========    ======

Non-Performing Assets
---------------------
The following table sets forth information with respect to the Company's non-performing assets at the dates indicated.

                                                  June 30,     September 30,
                                                    2005           2004
                                                 -----------------------
                                                      (In thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
   One-to-four family                            $  1,991       $    430
   Commercial                                         598            640
   Land                                               131            322
Consumer loans                                         --             23
Commercial business loans                             256             27
                                                 --------       --------
     Total                                          2,976          1,442

Accruing loans which are contractually
past due 90 days or more:                              --             --
                                                 --------       --------
     Total                                             --             --

Total of non-accrual and
90 days past due loans                              2,976          1,442

Real estate owned and other
repossessed items                                     372            421
                                                 --------       --------
     Total non-performing assets                 $  3,348       $  1,863
                                                 ========       ========
Restructured loans                                     --             --

Non-accrual and 90 days or more past
due loans as a percentage of loans
receivable (1)                                       0.76%          0.41%

Non-accrual and 90 days or more past
due loans as a percentage of total assets            0.54%          0.31%

Non-performing assets as a percentage
of total assets                                      0.61%          0.40%

Loans receivable (1)                             $390,909       $348,585
                                                 ========       ========

Total assets                                     $552,879       $460,419
                                                 ========       ========

-------------
(1)  Includes loans held-for-sale and is before the allowance for loan losses

Activity in the Allowance for Loan Losses
-----------------------------------------
Activity in the allowance for loan losses for the nine months ended June 30, 2005 and 2004 is as follows:

                                                   2005           2004
                                                  ------         ------
                                                      (In thousands)

Balance beginning of period                       $3,991         $3,891
Provision for loan losses                            116             94
Loans charged off                                    (14)           (75)
Recoveries on loans previously charged off            10             18
Net charge offs                                       (4)           (57)
                                                  ------         ------
Balance at end of period                          $4,103         $3,928
                                                  ======         ======

Deposit Composition
-------------------

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                         June 30, 2005   September 30, 2004
                                         -------------   ------------------
                                         (in thousands)    (in thousands)

Non-interest bearing                         $ 46,035         $ 37,150
NOW checking                                   93,042           77,242
Savings                                        61,754           48,200
Money market accounts                          48,178           41,652
Certificates of deposit under $100,000        116,047           93,750
Certificates of deposit $100,000 and over      43,107           21,576
                                             --------         --------
                    Total Deposits           $408,163         $319,570
                                             ========         ========



FHLB Advance Maturity Schedule
------------------------------
The Bank's FHLB borrowings mature at various dates through January 2011 and
bear interest at rates ranging from 3.35% to 6.55%.   Principal reduction
amounts due for future years ending September 30 are as follows (in thousands):

2005                      $ 5,047
2006                       18,591
2007                        4,064
2008                       15,070
2009                        4,628
Thereafter                 20,000
                          -------
Total                     $67,400
                          =======

A portion of these advances have a putable feature and may be called by the FHLB earlier than the above schedule indicates.

Comparison of Operating Results for the Three and Nine Months Ended June 30, 2005 and 2004

Net Income: Net income for the quarter ended June 30, 2005 increased to $1.84 million, or $0.51 per diluted share ($0.54 per basic share) from $1.45 million, or $0.39 per diluted share ($0.41 per basic share), for the quarter ended June 30, 2004. The $0.12 increase in diluted earnings per share for the quarter ended June 30, 2005 was primarily a result of an $846,000 ($558,000 net of income tax - $0.15 per diluted share) increase in net interest income af er provision for loan losses, and a $430,000 ($284,000 net of income tax - $0.08 per diluted share) increase in non-interest income. These items were partially offset by a $571,000 ($377,000 net of income tax - $0.11 per diluted share) increase in non-interest expense.

Net income for the nine months ended June 30, 2005 increased to $4.78 million, or $1.31 per diluted share ($1.37 per basic share) from $4.26 million, or $1.10 per diluted share ($1.16 per basic share), for the nine months ended June 30, 2004. The $0.21 increase in diluted earnings per share for the nine months ended June 30, 2005 was primarily the result of a $2.26 million ($1.49 million net of income tax - $0.38 per diluted share) increase in net interest income after provision for loan losses, a $928,000 ($612,000 net of income tax
- $0.15 per diluted share) increase in non-interest income, and a lower number of weighted average shares outstanding which increased diluted earnings per share by approximately $0.07. These items were partially offset by a $2.33 million ($1.54 million net of income tax - $0.40 per diluted share) increase in non-interest expense.

Net Interest Income: Net interest income increased $928,000 to $5.81 million for the quarter ended June 30, 2005 from $4.88 million for the quarter ended June 30, 2004, primarily as a result of increased interest income from a
larger interest earning asset base.   Total interest income increased $1.45
million to $8.04 million for the quarter ended June 30, 2005 from $6.59 million for the quarter ended June 30, 2004 as average total interest earning assets increased by $85.13 million. The increased interest earning asset balances were primarily a result of investing the funds received in connection with the Branch Acquisition into loans and investment securities. Also contributing to the increased interest income for the current quarter was an increase in the overall yield on interest earning assets. The yield on earning assets for the quarter ended June 30, 2005 increased to 6.56% from 6.51% for the quarter ended June 30, 2004, primarily as a result of the Bank receiving and recognizing $128,000 in delinquent interest on a large loan that had been on non-accrual status. Partially offsetting the increased interest income was an increase in interest expense as average interest bearing deposits and borrowings increased. Total interest expense increased by $517,000 to $2.23 million for the quarter ended June 30, 2005 from $1.71 million for the quarter ended June 30, 2004 as average interest bearing liabilities increased $86.21 million. The increased interest bearing liabilities were primarily a result of the Branch Acquisition. Also contributing to increased interest expense was an increase in the average rate paid for these funding sources to 2.10% for the quarter ended June 30, 2005 from 2.03% for the quarter ended June 30, 2004. As a result of these changes, the net interest margin decreased to 4.74% for the quarter ended June 30, 2005 from 4.82% for the quarter ended June 30, 2004.

The Company did not receive a dividend on FHLB of Seattle stock during the quarter ended June 30, 2005 compared to dividends of $55,000 during the same quarter a year ago. The FHLB of Seattle has been operating under a regulatory directive since May 2005 and it has announced that all future dividends will be suspended until its financial position and performance improves.

Net interest income increased $2.28 million to $16.60 million for the nine months ended June 30, 2005 from $14.32 million for the nine months ended June 30, 2004, primarily as a result of increased interest income from a larger interest earning asset base. Total interest income increased $2.87 million to $22.77 million for the nine months ended June 30, 2005 from $19.90 million for the nine months ended June 30, 2004 as average total interest earning assets increased by $65.25 million. The increased interest earning asset balances were a result of investing the funds received in connection with the Branch Acquisition. The increased interest earning balances were partially offset by a reduction in the yield on assets. The yield on earning assets decreased to 6.33% for the nine months ended June 30, 2005 from 6.40% for the nine months ended June 30, 2004. Also partially offsetting the increased interest income was an increase in interest expense as average interest bearing deposits and borrowings increased. Total interest expense increased by $584,000 to $6.17 million for the nine months ended June 30, 2005 from $5.58 million for the nine months ended June 30, 2004
as average interest bearing liabilities increased $71.16 million.   As a
result of these changes the net interest margin increased to 4.62% for the nine months ended June 30, 2005 from 4.61% for the nine months ended June 30, 2004.

Provision for Loan Losses: The provision for loan losses increased to $96,000 for the quarter ended June 30, 2005 from $14,000 for the quarter ended June 30, 2004. The provision for the nine months ended June 30, 2005 increased to $116,000 from $94,000 for the nine months ended June 30, 2004. On a quarterly basis the Bank performs a comprehensive analysis taking into consideration historic loss experience for various loan segments, collateral securing individual loans on non-accrual status, changes in economic conditions, delinquency rates, and other factors to determine the level of allowance for loan losses.

Based on its comprehensive analysis, management deemed the allowance for loan losses of $4.10 million at June 30, 2005 (1.05% of loans receivable and 137.87% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. The allowance for loan losses was $3.93 million (1.16% of loans receivable and 186.25% of non-performing loans) at June 30, 2004. The Company did not have any net charge-offs during the current quarter compared to a net charge-off of $14,000 in the same quarter of 2004. For the nine months ended June 30, 2005 and 2004, net charge-offs were $4,000 and $57,000, respectively. For additional information, see the "Activity in the Allowance for Loan Losses" table included herein.

Non-interest Income: Total non-interest income increased $430,000 to $1.55 million for the quarter ended June 30, 2005 from $1.12 million for the quarter ended June 30, 2004, primarily as a result of a $213,000 increase in service charges on deposits, a $114,000 increase in income from loan sales (gain on sale of loans and servicing income on loans sold), and a $57,000 increase in ATM transaction fees. The increased service charges on deposits and the increased ATM transaction fees were primarily a result of the increased transaction account base acquired through the Branch Acquisition.

Total non-interest income increased by $928,000 to $4.43 million for the nine months ended June 30, 2005 from $3.50 million for the nine months ended June 30, 2004, primarily as a result of a $653,000 increase in service charges on deposits, a $170,000 increase in ATM transaction fees, and an $81,000 distribution from one of the Bank's ATM network associations. The ATM network association distribution was cash consideration paid to network association members in connection with the association's merger.

Non-interest Expense: Total non-interest expense increased by $571,000 to $4.47 million for the quarter ended June 30, 2005 from $3.89 million for the quarter ended June 30, 2004, as the Bank operated with a larger branch network as a result of the Branch Acquisition and the associated employees. The increase was primarily a result of a $373,000 increase in salaries and employee benefits, a $171,000 increase in premises and equipment expenses, and a $94,000 core deposit intangible amortization expense. The increased employee expenses were primarily attributable to the larger employee base resulting from the Branch Acquisition, annual salary adjustments, and increased medical insurance costs.

The Company's efficiency ratio improved to 60.69% for the quarter ended June 30, 2005 from 64.91% for the quarter ended June 30, 2004. The improved ratio was primarily attributable to increased net interest income and increased non-interest income. Effective August 1, 2005 expenses will be reduced by $55,000 per month ($660,000 per year pre-tax) due to the elimination of the expense associated with the MRDP.

The Company also announced that it expects to incur additional expenses associated with Sarbanes-Oxley internal control documentation requirements. During the quarter ending September 30, 2005, these expenses are projected to range from $125,000 to $150,000 as testing and independent audit procedures are performed in preparation for the Company's September 30, 2005 fiscal year end.

Total non-interest expense increased by $2.33 million to $13.90 million for the nine months ended June 30, 2005 from $11.56 million for the nine months ended June 30, 2004. The increase was primarily a result of a $1.17 million increase in salaries and employee benefits, a $322,000 increase in premises and equipment expenses, a $273,000 core deposit intangible expense, $142,000 in expenses associated with the Branch Acquisition, a $109,000 increase in postage and courier expense, and a $47,000 increase in ATM operating fees. The Company's efficiency ratio increased to 66.08% for the nine months ended June 30, 2005 from 64.90% for the nine months ended June 30, 2004. The increased ratio resulted primarily from the Branch Acquistion.

Provision for Income Taxes:   The provision for income taxes increased to
$961,000 and $2.24 million for the three and nine months ended June 30, 2005 from $645,000 and $1.90 million for the three and nine months ended June 30, 2004. The increased tax provision was primarily attributable to increased income before taxes. The Company's effective tax rate was 31.9% for the nine months ended June 30, 2005 and 30.9% for the nine months ended June 30, 2004. The increase in the effective tax rate was primarily a result of a decrease in the percentage of tax exempt income during the current year and tax adjustments relating to the Company's Branch Acquisition.

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

An analysis of liquidity should also include a review of the changes that appear in the condensed consolidated statement of cash flows for the nine months ended June 30, 2005. This statement includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchases of securities, and the net change in loans. Financing activities present the cash flows associated with the Company's deposit accounts, other borrowings and stock related transactions.

The Company's total of cash and due from financial institutions, interest bearing deposits in banks, and federal funds sold increased by $8.97 million to $28.80 million at June 30, 2005 from $19.83 million at September 30, 2004. The Company's liquid assets increased primarily as a result of increased deposits.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2005, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 13.99%. The Bank also maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of $139.24 million, under which $67.40 million was outstanding at June 30, 2005.

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

The Bank's primary investing activity is the origination of one-to-four family mortgage loans, commercial mortgage loans, and construction and land development loans. At June 30, 2005, the Bank had loan commitments totaling $28.27 million and undisbursed loans in process totaling $38.56 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2005 totaled $110.84 million. Historically, the Bank has been able to retain a significant amount of its certificates of deposit as they mature.

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At June 30, 2005, the Bank was in compliance with all applicable capital requirements.

Regulatory Capital
------------------
The following table compares the Bank's regulatory capital at June 30, 2005 to its minimum regulatory capital requirements at that date (dollars in thousands):
                                                            Percent of
                                           Amount     Adjusted Total Assets(1)
                                           ------     ------------------------

Tier 1 (leverage) capital                 $58,227              10.9%
Tier 1 (leverage) capital requirement      21,349               4.0
                                          -------              ----
Excess                                    $36,878               6.9%
                                          =======              ====

Tier 1 risk adjusted capital              $58,227              14.8%
Tier 1 risk adjusted capital requirement   15,791               4.0
                                          -------              ----
Excess                                    $42,436              10.8%
                                          =======              ====

Total risk based capital                  $62,330              15.8%
Total risk based capital requirement       31,583               8.0
                                          -------              ----
Excess                                    $30,747               7.8%
                                          =======              ====

--------------
(1) For the Tier 1 (leverage) capital, percent of total average assets of $533.73 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $ 394.78 million.

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                             KEY FINANCIAL RATIOS
                 (Dollars in thousands, except per share data)

                                       Three Months          Nine Months
                                      Ended June 30,        Ended June 30,
                                     2005       2004       2005       2004
                                    -----------------     -----------------
PERFORMANCE RATIOS:
Return on average assets (1)         1.35%      1.31%      1.20%      1.26%
Return on average equity (1)        10.19%      8.11%      8.77%      7.51%
Net interest margin (1) (2)          4.74%      4.82%      4.62%      4.61%
Efficiency ratio                    60.69%     64.91%     66.08%     64.90%

                                         June 30,     September 30,
                                           2005          2004
                                        ------------------------
ASSET QUALITY RATIOS:
Non-performing loans                    $  2,976        $  1,442
REO and other repossessed assets             372             421
                                        --------        --------
Total non-performing assets             $  3,348        $  1,863
                                        --------        --------
Non-performing assets to total assets       0.61%           0.40%
Allowance for loan losses to
  non-performing loans                    137.87%         276.77%

Book Value Per Share (3)                $  19.52         $ 18.76
Book Value Per Share (4)                   21.01           20.28
Tangible Book Value Per Share (3) (5)      17.50           18.76
Tangible Book Value Per Share (4) (5)      18.83           20.28

----------
(1)  Annualized
(2) Certain prior period amounts have been reclassified between interest income and servicing income on loans sold to conform to the June 30, 2005 presentation.
(3)  Calculation includes ESOP shares not committed to be released
(4)  Calculation excludes ESOP shares not committed to be released
(5) Calculation subtracts goodwill and core deposit intangible from the equity component

                                       Three Months          Nine Months
                                      Ended June 30,        Ended June 30,
                                     2005       2004       2005       2004
                                    -----------------     -----------------

AVERAGE BALANCE SHEET:
Average total loans                  $385,592  $338,215   $372,183   $338,497

Average total interest
  earning assets                      490,359   405,227    479,551    414,298
Average total assets                  544,149   442,653    532,025    451,039
Average total interest
  bearing deposits                    355,367   281,993    353,622    284,127
Average FHLB advances and
  other borrowings                     68,345    55,512     59,455     57,786
Average shareholders' equity           72,027    71,344     72,708     75,541

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There were no material changes in information concerning market risk from the information provided in the Company's Form 10-K for the fiscal year ended September 30, 2004.

Item 4.  Controls and Procedures
--------------------------------
(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls: In the quarter ended June 30, 2005, the Company did not make any significant changes in, nor take any material corrective actions regarding, its internal controls or other factors that could significantly affect these controls. A number of internal control procedures were, however, modified during the quarter to improve internal controls. The Company also continued to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
Neither the Company nor the Bank is a party to any material legal proceedings at this time. Further, neither the Company nor the Bank is aware of the threat of any such proceedings. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

The following table sets forth the shares repurchased by the Company during the quarter:



Period            Total No. of   Average     Total No. of       Maximum No.
                  Shares         Price       Shares Purchased   of Shares
                  Purchased      Paid        as Part of         that May Yet
                                 per Share   Publicly           Be Purchased
                                             Announced Plan(1)  Under the Plan
---------------   ------------   ---------   -----------------  --------------

04/01/2005 -
04/30/2005          --           $    --           --              187,955

05/01/2005 -
05/31/2005       20,850            23.19        20,850             167,105


06/01/2005 -
06/30/2005        7,000            23.05         7,000             160,105
                 ------          -------        ------
Total            27,850          $ 23.16        27,850
                 ======          =======        ======

----------
(1) On April 7, 2005 the Company announced a plan to repurchase up to 5% of the Company's outstanding shares of common stock, or 187,955 shares. As of June 30, 2005, the Company had repurchased 27,850 of these shares.

Item 3.   Defaults Upon Senior Securities
-----------------------------------------
None to be reported.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
None to be reported.

Item 5.   Other Information
---------------------------
None to be reported.

Item 6.   Exhibits
------------------
   (a)  Exhibits

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

     -----------
     (1) Incorporated by reference to the Registrant's Registration Statement of Form S-1 (333- 35817).
     (2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2002.
     (3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
     (4) Incorporated by reference to Exhibit 99 included in the Registrant's Registration Statement on Form S-8 (333-32386)
     (5) Incorporated by reference to Exhibit 99.2 included in the Registrant's Registration Statement on Form S-8 (333-1161163)

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Timberland Bancorp, Inc.



Date:    August 5, 2005             By: /s/Michael R. Sand
                                        -----------------------------------
                                        Michael R. Sand
                                        Chief Executive Officer
                                        (Principal Executive Officer)



Date:    August 5, 2005             By: /s/Dean J. Brydon
                                        -----------------------------------
                                        Dean J. Brydon
                                        Chief Financial Officer
                                        (Principal Financial Officer)

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

Date: August 5, 2005                             /s/ Michael R. Sand
                                                 -----------------------
                                                 Michael R. Sand
                                                 Chief Executive Officer

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

Date: August 5, 2005                             /s/ Dean J. Brydon
                                                 -----------------------
                                                 Dean J. Brydon
                                                 Chief Financial Officer

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


     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

     * the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     * the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

  /s/ Michael R. Sand                         /s/Dean J. Brydon
  ----------------------------                -----------------------------
  Michael R. Sand                             Dean J. Brydon
  Chief Executive Officer                     Chief Financial Officer


  Date:   August 5, 2005