Form 10-K
period 2005-09-30
TIMBERLAND BANCORP INC
filed 2005-12-14
CIK 1046050

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended September 30, 2005           OR

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2): YES   X    NO
                                         -----     -----

     Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act):  Yes       NO   X
                                                 -----    -----

     The aggregate market value of the Common Stock outstanding held by nonaffiliates of the Registrant based on the closing sales price of the Registrant's Common Stock as quoted on the Nasdaq Stock Market on March 31, 2005 was $83,114,121 (3,759,119 shares at $22.11 per share). For purposes of this calculation, Common Stock held by officers and directors of the Registrant and the Timberland Bank Employee Stock Ownership Plan and Trust are considered nonaffiliates.

                    DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (Part III).

                          TIMBERLAND BANCORP, INC.
                     2005 ANNUAL REPORT ON FORM 10-K
                            TABLE OF CONTENTS

PART I.                                                       Page
                                                              ----
  Item 1.  Business
             General.........................................    1
             Branch Purchase.................................    1
             Market Area.....................................    1
             Lending Activities..............................    3
             Investment Activities...........................   20
             Deposit Activities and Other Sources of Funds...   21
             Bank Owned Life Insurance.......................   25
             Regulation of the Bank..........................   25
             Regulation of the Company.......................   31
             Taxation........................................   33
             Competition.....................................   34
             Subsidiary Activities...........................   35
             Personnel.......................................   35
             Executive Officers of the Registrant............   35
  Item 2.  Properties........................................   36
  Item 3.  Legal Proceedings.................................   38
  Item 4.  Submission of Matters to a Vote of Security
           Holders...........................................   38
PART II.
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
           Equity Securities.................................   38
  Item 6.  Selected Financial Data...........................   40
  Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.....   42
             General.........................................   42
             Special Note Regarding Forward-Looking
              Statements.....................................   42
             Critical Accounting Policies....................   42
             New Accounting Pronouncements...................   43
             Operating Strategy..............................   43
             Market Risk and Asset and Liability Management.. 44 Comparison of Financial Condition at
              September 30, 2005 and 2004....................   46
             Comparison of Financial Condition at September
              30, 2004 and 2003..............................   47
             Comparison of Operating Results for Years
              Ended September 30, 2005 and 2004..............   49
             Comparison of Operating Results for Years
              Ended September 30, 2004 and 2003..............   51
             Average Balances, Interest and Average
              Yields/Cost....................................   53
             Rate/Volume Analysis............................   55
             Liquidity and Capital Resources.................   56
             Effect of Inflation and Changing Prices.........   57
  Item 7A. Quantitative and Qualitative Disclosures About
           Market Risk.......................................   57
  Item 8.  Financial Statements and Supplementary Data.......   58
  Item 9.  Changes in and Disagreements With Accountants
           on Accounting and Financial Disclosure............  101
  Item 9A. Controls and Procedures...........................  101
  Item 9B. Other Information.................................  101
PART III.
  Item 10. Directors and Executive Officers of the
           Registrant........................................  101
  Item 11. Executive Compensation............................  102
  Item 12. Security Ownership of Certain Beneficial
           Owners and Management and Related Stockholder
           Matters...........................................  102
  Item 13. Certain Relationships and Related
           Transactions......................................  103
  Item 14. Principal Accounting Fees and Services............  103
PART IV.
  Item 15. Exhibits and Financial Statement Schedules........  103

                                    PART I

Item 1.  Business
-----------------

General

     Timberland Bancorp, Inc. ("Company"), a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank, SSB ("Bank") upon the Bank's conversion from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank ("Conversion"). The Conversion was completed on January 12, 1998 through the sale and issuance of 6,612,500 shares of common stock by the Company. At September 30, 2005, the Company had total assets of $552.8 million, total deposits of $411.7 million and total shareholders' equity of $74.6 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

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

Branch Purchase

     On June 22, 2004, the Bank entered into a branch purchase and assumption agreement to purchase seven branches from Venture Bank, a subsidiary of Venture Financial Group. The branches are located in Grays Harbor County (Hoquiam, Aberdeen, Montesano, and Elma), Lewis County (Toledo and Winlock) and Thurston County (Lacey), Washington. On October 9, 2004, the Bank completed the acquisition of these branches. The transaction included $86.5
million in deposits.   In addition, the Bank acquired real estate, branch
infrastructure, and employees for the seven offices. The Bank paid $1.8 million in cash for the branch buildings and fixed assets. The offices acquired in Hoquiam and Montesano were consolidated with existing Bank locations on November 15, 2004.

     For additional information on the acquired branches, see "-Market Area" and "Item 2. Properties."

Market Area

     The Bank considered Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis Counties as its primary market areas as of September 30, 2005. The Bank conducts operations from:

     *      its main office in Hoquiam (Grays Harbor County);

     * five branch offices in Grays Harbor County (Ocean Shores, Montesano, Elma, and two branches in Aberdeen);

     *      a branch office in King County (Auburn);

     * five branch offices in Pierce County (Edgewood, Puyallup, Spanaway, Tacoma, and Gig Harbor);

     * five branch offices in Thurston County (Olympia, Yelm, Tumwater, and two branches in Lacey);

     *      two branch offices in Kitsap County (Poulsbo and Silverdale);

     *      and two branch offices in Lewis County (Winlock and Toledo).

See "Item 2. Properties."

     Hoquiam, with a population of approximately 9,000, is located in Grays Harbor County which is situated along Washington State's central Pacific coast. Hoquiam is located approximately 110 miles southwest of Seattle and 145 miles northwest of Portland, Oregon.

     The Bank considers its primary market area to include six submarkets: primarily rural Grays Harbor County with its historical dependence on the timber and fishing industries; Pierce, Thurston and Kitsap Counties with their dependence on state and federal government; King County with its broadly diversified economic base; and Lewis County with its dependence on retail trade, manufacturing, industrial services and local government. Each of these markets presents operating risks to the Bank. The Bank's expansion into Pierce, Thurston, King, Kitsap and Lewis Counties represents the Bank's strategy to diversify its primary market area to become less reliant on the economy of Grays Harbor County.

     Grays Harbor County has a population of 67,000 according to the U.S. Census Bureau 2000 census. The economic base in Grays Harbor has been historically dependent on the timber and fishing industries. Other industries that support the economic base are tourism, agriculture, shipping and transportation and technology. According to the Washington State Employment Security Department, the unemployment rate in Grays Harbor County decreased to 6.6% at September 30, 2005 from 6.9% at September 30, 2004. The Bank has six branches (including its home office) located throughout the county. Slowdowns in the Grays Harbor County economy could negatively impact the Bank's profitability in this market area.

     Pierce County is the second most populous county in the state and has a population of 701,000 according to the U.S. Census Bureau 2000 census. The economy in Pierce County is diversified with the presence of military related government employment (Fort Lewis Army Base and McChord Air Force Base), transportation and shipping employment (Port of Tacoma), and aerospace related employment (Boeing). According to the Washington State Employment Security Department, the unemployment rate for the Pierce County area decreased to 5.5% at September 30, 2005 from 5.7% at September 30, 2004. The Bank has five branches in Pierce County. These branches have been responsible for a substantial portion of the Bank's construction lending activities. Slowdowns in the Pierce County economy could negatively impact the demand for loans to facilitate the construction of single family homes.

     Thurston County has a population of 207,000 according to the U.S. Census Bureau 2000 census. Thurston County is home of Washington State's capital (Olympia) and its economic base is largely driven by state government related employment. According to the Washington State Employment Security Department, the unemployment rate for the Thurston County area had increased to 4.6% at September 30, 2005 from 4.5% at September 30, 2004. The Bank currently has five branches in Thurston County. This county has a stable economic base primarily attributable to the state government presence. Slowdowns in the Thurston County economy could negatively impact the Bank's lending opportunities in this market.

     Kitsap County has a population of 232,000 according to the U.S. Census
Bureau 2000 census.   Timberland has two branches in Kitsap County.  The
economic base of Kitsap County is largely supported by military related
government employment through the United States Navy.   According to the
Washington State Employment Security Department, the unemployment rate for the Kitsap County area was 4.8% at September 30, 2005 and September 30, 2004. Reductions in the naval personnel stationed in Kitsap County could have a negative impact on the county's economy and could negatively impact the Bank's lending opportunities in this market.

     King County is the most populous county in the state and has a population of 1.7 million according to the U.S. Census Bureau 2000 census. Timberland has one branch in King County in the city of Auburn. King County's economic base is diversified with many industries including shipping and transportation, aerospace (Boeing), and computer technology and biotech industries. According to the Washington State Employment Security Department, the unemployment rate for the King County area decreased to 4.8% at September 30, 2005 from 4.9% at September 30, 2004. The County's overall economic condition has been weakened over the past couple of years due in large part to slowing in the aerospace and computer technology industries. The slowdown in the economy has negatively impacted commercial loan demand and has decreased the Bank's origination of commercial real estate and commercial business loans in the Southern King County market.

     Lewis County has a population of 69,000 according to the U.S. Census Bureau 2000 census. The economic base in Lewis County is supported by manufacturing, retail trade, local government and industrial services. According to the Washington State Employment Security Department, the unemployment rate in Lewis County decreased to 6.5% at September 30, 2005 from 6.9% at September 30, 2004. The Bank has two branches located in Lewis County, which it acquired in October 2004. A slowdown in the Lewis County economy could negatively impact the Bank's lending opportunities in this market.

Lending Activities

     General. Historically, the principal lending activity of the Bank has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to- four family residences and loans for the construction of one- to- four family residences. Since 1998, the Bank has emphasized its origination of construction and land development loans and commercial real estate loans. The Bank's net loans receivable, including loans held for sale, totaled approximately $388.1 million at September 30, 2005, representing approximately 70.2% of consolidated total assets, and at that date construction and land development loans, and loans secured by commercial properties were $237.3 million, or 54.2%, of total loans. Construction and land development loans and commercial real estate loans typically have higher rates of return than one-to four- family loans; however, they also present a higher degree of risk. See "- Lending Activities - Construction and Land Development Lending" and "- Lending Activities - Commercial Real Estate Lending."

     The Bank's internal loan policy limits the maximum amount of loans to one borrower to 25% of its capital. At September 30, 2005, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $16.4 million under this policy. At September 30, 2005, the Bank had no loans to one borrower with an aggregate outstanding balance in excess of this amount. At that date, the Bank had 52 borrowers or related borrowers with total loans outstanding in excess of $1.0 million. The largest amount outstanding to any one borrower and the borrower's related entities was approximately $9.6 million (including $5.7 million of undisbursed loans in process balance), which represents a commercial real estate construction loan in Thurston County. This loan was performing according to its terms at September 30, 2005.


     Loan Portfolio Analysis.  The following table sets forth the composition of the Bank's loan portfolio by type of loan as of the dates indicated.

                                                     At September 30,
                --------------------------------------------------------------------------------------------
                     2005                2004              2003               2002                2001
                ----------------   ----------------   ----------------   ----------------   ----------------
                Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                ------   -------   ------   -------   ------   -------   ------   -------   ------   -------
                                                   (Dollars in thousands)

Mortgage Loans:
 One- to- four
  family(1)(2)..$101,763   23.24%  $ 99,835   25.25%  $ 95,371   26.21%  $113,144   31.28%  $130,082  35.14%
 Multi-family...  20,170    4.61     17,160    4.34     18,241    5.01     24,135    6.67     29,412   7.95
 Commercial..... 124,849   28.51    108,276   27.39    102,972   28.30     97,644   27.00     65,731  17.76
 Construction
  and land
  development... 112,470   25.68    106,241   26.88     94,117   25.87     80,144   22.16    106,244  28.71
 Land(2)........  24,981    5.71     19,895    5.03     15,628    4.30     15,453    4.27     13,632   3.68
                --------  ------   --------  ------    -------- ------    -------- ------   -------- ------
 Total mortgage
  loans......... 384,233   87.75    351,407   88.89    326,329   89.69    330,520   91.38    345,101  93.24

Consumer Loans:
 Home equity
  and second
  mortgage......  32,298    7.38     23,549    5.96      19,233   5.29     13,718    3.79     11,039   2.98
 Other..........   9,330    2.13      9,270    2.34       8,799   2.42      8,097    2.24      6,825   1.85
                --------  ------   --------  ------    -------- ------    -------- ------   -------- ------
                  41,628    9.51     32,819    8.30      28,032   7.71     21,815    6.03     17,864   4.83
 Commercial
  business
  loans.........  12,013    2.74     11,098    2.81       9,475   2.60       9,365   2.59      7,150   1.93
                --------  ------   --------  ------    -------- ------    -------- ------   -------- ------
  Total loans... 437,874  100.00%   395,324  100.00%    363,836 100.00%    361,700 100.00%   370,115 100.00%
                --------  ======   --------  ======    -------- ======    -------- ======   -------- ======

Less:
 Undisbursed
  portion of
  construction
  loans in
  process....... (42,771)           (43,563)            (34,785)           (32,324)          (39,803)
 Deferred loan
  origination
  fees..........  (2,895)            (3,176)             (2,924)            (3,218)           (3,494)
 Allowance for
  loan losses...  (4,099)            (3,991)             (3,891)            (3,630)           (3,050)
                --------           --------            --------           --------          --------
Total loans
 receivable,
 net............$388,109           $344,594            $322,236           $322,528          $323,768
                ========           ========            ========           ========          ========
-------------
(1) Includes loans held-for-sale
(2) Includes real estate contracts.  See " - Lending Activities - Real Estate Contracts."




     Residential One- to Four-Family Lending. At September 30, 2005, $101.8 million, or 23.2%, of the Bank's loan portfolio consisted of loans secured by one- to four-family residences. The Bank originates both fixed-rate loans and adjustable-rate loans.

     Generally, fixed-rate loans, including 15, 20, 30, and five and seven year balloon reset loans are originated to meet the requirements for sale in the secondary market to the FHLMC. From time to time, however, a portion of these fixed-rate loans may be retained in the loan portfolio to meet the Bank's asset/liability management objectives. The Bank periodically retains fixed-rate five and seven year balloon reset loans in its loan portfolio and classifies them as held to maturity. The Bank uses an automated underwriting program, which preliminarily qualifies a loan as conforming to FHLMC underwriting standards when the loan is originated. At September 30, 2005, $50.6 million, or 49.7%, of the Bank's one- to four-family loan portfolio consisted of fixed-rate mortgage loans.

     The Bank also offers adjustable rate mortgage ("ARM") loans at rates and terms competitive with market conditions. All of the Bank's ARM loans are retained in its loan portfolio rather than intended for sale. The Bank offers several ARM products which adjust annually after an initial period ranging from one to five years subject to a limitation on the annual increase of 2% and an overall limitation of 6%. These ARM products are priced utilizing the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 3.00% to 4.00%. Loans tied to the prime rate or to LIBOR indices typically do not have periodic, or lifetime adjustment limits. Loans tied to these indices normally have margins ranging from 0.0% to 3.0%. ARM loans held in the Bank's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At September 30, 2005, $51.1 million, or 50.2%, of the Bank's one-to four- family loan portfolio consisted of ARM loans.

     A portion of the Bank's ARM loans are "non-conforming" because they do not satisfy acreage limits, or various other requirements imposed by the FHLMC. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy the FHLMC credit requirements because of personal and financial reasons (i.e., divorce, bankruptcy, length of time employed, etc.), and other aspects, which do not conform to the FHLMC's guidelines.
Many of these borrowers have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no comparable sales of comparable properties to support value according to secondary market requirements. These loans are known as non-conforming loans and the Bank may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. The Bank believes that these loans satisfy a need in its local market area. As a result, subject to market conditions, the Bank intends to continue to originate these types of loans.

     The retention of ARM loans in the Bank's loan portfolio helps reduce the Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased interest to be paid by the customer as a result of increases in interest rates. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, because the ARM loans originated by the Bank generally provide, as a marketing incentive, for initial rates of interest below the rates which would apply were the adjustment index used for pricing initially, these loans are subject to increased risks of default or delinquency. The Bank attempts to reduce the potential for delinquencies and defaults on ARM loans by qualifying the borrower based on the borrower's ability to repay the ARM loan assuming that the maximum interest rate that could be charged at the first adjustment period remains constant during the loan term. Another consideration is that although ARM loans allow the Bank to increase the sensitivity of its asset base due to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yield increases on ARM loans will be sufficient to offset increases in the Bank's cost of funds.

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

     At September 30, 2005, the composition of the Bank's construction and land development loan portfolio was as follows:

                                        Outstanding   Percent of
                                          Balance        Total
                                        -----------   ----------
                                             (In thousands)

Speculative construction...............   $ 29,635       26.35%
Custom and owner/builder construction..     41,810       37.17
Multi-family...........................     10,754        9.56
Land development.......................      6,207        5.52
Commercial real estate.................     24,064       21.40
                                          --------      ------
  Total................................   $112,470      100.00%
                                          ========      ======

     Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified and a sale is consummated. The Bank lends to approximately 50 builders located in the Bank's primary market area, each of which generally have two to six speculative loans outstanding from the Bank during a 12 month period. Rather than originating lines of credit to home builders to construct several homes at once, the Bank originates and underwrites a separate loan for each home. Speculative construction loans are generally originated for a term of 12 months, with current rates ranging from prime rate plus 1.0% to 1.5%, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property. During this 12 month period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. At September 30, 2005, speculative construction loans totaled $29.6 million, or 26.4%, of the total construction loan portfolio. At September 30, 2005, the Bank had 14 borrowers each with aggregate outstanding speculative loan balances of more than $500,000. The largest aggregate outstanding balance to one borrower amounted to $6.8 million, and the largest outstanding balance for a single speculative loan was $956,000. At September 30, 2005, all speculative construction loans were performing according to terms.

     Unlike speculative construction loans, custom construction loans are made to home builders who, at the time of construction, have a signed contract with a home buyer who has a commitment for permanent financing for the finished home with the Bank or another lender. Custom construction loans are generally originated for a term of six to 12 months, with fixed interest rates currently ranging from 7.0% to 7.5% and with loan-to-value ratios of 80% of the appraised estimated value of the completed property or sales price, whichever is less. During the construction period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance.

     Owner/builder construction loans are originated to the home owner rather than the home builder as a single loan that automatically converts to a permanent loan at the completion of construction. The construction phase of a owner/builder construction loan generally lasts up to 12 months with fixed interest rates currently ranging from 7.0% to 7.5%, and with loan-to-value ratios of 80% (or up to 95% with PMI) of the appraised estimated value of the completed property or cost, whichever is less. During the construction period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. At the completion of construction, the loan converts automatically to either a fixed-rate mortgage loan, which conforms to secondary market standards, or an ARM loan for retention in the Bank's portfolio. At September 30, 2005, custom and owner/builder construction loans totaled $41.8 million, or 37.2%, of the total construction loan portfolio. At September 30, 2005, the largest outstanding custom and owner/builder construction loan had an outstanding balance of $653,000 and was performing according to its terms.

     The Bank originates loans to local real estate developers with whom it has established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities) (generally with ten to 50 lots). At September 30, 2005, subdivision development loans totaled $6.2 million, or 5.5% of construction and land development loans receivable. Land development loans are secured by a lien on the property and made for a period of two to five years with fixed or variable interest rates, and are made with loan-to-value ratios generally not exceeding 75%. Monthly interest payments are required during the term of the loan.
Land development loans are structured so that the Bank is repaid in full upon the sale by the borrower of approximately 80% of the subdivision lots. Substantially all of the Bank's land development loans are secured by property located in its primary market area. In addition, in the case of a corporate borrower, the Bank also generally obtains personal guarantees from corporate principals and reviews their personal financial statements. At September 30, 2005, the largest land development loan had an outstanding loan balance of $1.4 million (including $435,000 of undisbursed loans in process balance), and was performing according to its terms.

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

     The Bank also provides construction financing for multi-family and commercial properties. At September 30, 2005, these loans amounted to $34.8 million, or 31.0% of construction loans. These loans are secured by motels, apartment buildings, condominiums, office buildings and retail rental space located in the Bank's primary market area and currently range in amount from $25,000 to $8.5 million. At September 30, 2005, the largest outstanding multi-family construction loan had a balance of $7.2 million (including $258,000 of undisbursed loans in process balance). This loan was secured by a condominium project in Grays Harbor County and was performing according to its terms. At September 30, 2005, the largest outstanding commercial real estate construction loan had a balance of $8.5 million (including $5.7 million of undisbursed loans in process balance). This loan was secured by a mixed use commercial/residential condominium project in Thurston County and was performing according to its terms.

     All construction loans must be approved by one of the Bank's Loan Committees or the Bank's Board of Directors. See "- Lending Activities - Loan Solicitation and Processing." Prior to preliminary approval of any construction loan application, an independent fee appraiser inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project and analyzes the pro forma data and assumptions on the project. In the case of a speculative or custom construction loan, the Bank reviews the experience and expertise of the builder. After preliminary approval has been given, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project. In the event of cost overruns, the Bank generally requires that the borrower increase the funds available for construction by depositing its own funds into a secured savings account, the proceeds of which are used to pay construction costs.

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

     Real Estate Contracts. The Bank purchases real estate contracts and deeds of trust from individuals who have privately sold their homes or property. These contracts are generally secured by one- to four- family properties, building lots and undeveloped land and range in principal amount from $10,000 to $200,000, but typically are in amounts between $20,000 and $40,000. Properties securing real estate contracts purchased by the Bank are generally located within its primary market area. Prior to purchasing the real estate contract, the Bank reviews the contract and analyzes and assesses the collateral for the loan, the down payment made by the borrower and the credit history on the loan. As of September 30, 2005, the Bank had outstanding $838,000 of real estate contracts.

     Multi-Family Lending. At September 30, 2005, the Bank had $20.2 million, or 4.6% of the Bank's total loan portfolio, secured by multi-family dwelling units (more than four units) located primarily in the Bank's primary market area. At September 30, 2005, approximately 10.0% of the Bank's multi-family loans represent participation interests in loans, secured by properties generally located in the Bank's primary market area, purchased from other lenders. Participation interests are purchased without recourse to the seller other than for fraud. The Bank underwrites participation interests according to its own standards.

     Multi-family loans are generally originated with variable rates of interest ranging from 2.00% to 3.50% over the one-year constant maturity U.S. Treasury Bill Index or a matched term FHLB advance, with principal and interest payments fully amortizing over terms of up to 30 years. Multi-family loans currently range in principal balance from $40,000 to $5.9 million. At September 30, 2005, the largest multi-family loan had an outstanding principal balance of $5.9 million and was secured by an apartment building located in the Bank's primary market area. At September 30, 2005, this loan was performing according to its terms.

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

     Commercial Real Estate Lending. Commercial real estate loans totaled $124.8 million, or 28.5% of total loans receivable at September 30, 2005, and consisted of 294 loans. The Bank originated $32.3 million of commercial mortgage loans during the year ended September 30, 2005 compared to $29.1 million originated during the year ended September 30, 2004. The Bank originates commercial real estate loans generally at variable interest rates and these loans are secured by properties, such as restaurants, motels, office buildings and retail/wholesale facilities, located in the Bank's primary market area. The principal balances of commercial real estate loans currently ranges between $10,000 and $4.8 million. At September 30, 2005, the largest commercial real estate loan was secured by a commercial property located in Olympia, Washington, had a balance of $4.8 million and was performing according to its terms. At September 30, 2005, two commercial real estate loans totaling $261,000 were not performing according to their terms. See "- Lending Activities - Nonperforming Assets and Delinquencies."

     The Bank requires appraisals of all properties securing commercial real estate loans. Appraisals are performed by independent appraisers designated by the Bank, all of which are reviewed by management. The Bank considers the quality and location of the real estate, the credit history of the borrower, the cash flow of the project and the quality of management involved with the property. The Bank generally imposes a minimum debt coverage ratio of approximately 1.10 for originated loans secured by income producing commercial properties. Loan-to-value ratios on commercial real estate loans are generally limited to not more than 80%. The Bank generally obtains loan guarantees from financially capable parties based on a review of personal financial statements.

     Commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to- four family residential mortgage loans. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by generally limiting the maximum loan-to-value ratio to 80% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank also requests annual financial information and rent rolls on the subject property from the borrowers.

     Land Lending. The Bank originates loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to sell as improved lots. At September 30, 2005, land loans totaled $25.0 million, or 5.7% of the Bank's total loan portfolio. Land loans originated by the Bank are generally fixed-rate loans and have maturities of five to ten years. Land loans generally range in principal amount from $5,000 to $1.5 million. The largest land loan had an outstanding balance of $1.1 million at September 30, 2005 and was performing according to its terms. At September 30, 2005, one land loan with a balance of $23,000 was not performing according to terms. See "- Lending Activities - Nonperforming Assets and Delinquencies."

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

     Consumer Lending. Consumer lending has traditionally been a small part of the Bank's business. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. Consumer loans include home equity lines of credit, second mortgage loans, savings account loans, automobile loans, boat loans, motorcycle loans, recreational vehicle loans and unsecured loans. Consumer loans are made with both fixed and variable interest rates and with varying terms. At September 30, 2005, consumer loans amounted to $41.6 million, or 9.5%, of the total loan portfolio.

     At September 30, 2005, the largest component of the consumer loan portfolio consisted of second mortgage loans and home equity lines of credit, which totaled $32.3 million, or 7.4%, of the total loan portfolio. Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others. The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property. The Bank occasionally solicits these loans. The loan-to-value ratio is typically 80% or less, when taking into account both the first and second mortgage loans. Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 15 years. Home equity lines of credit are generally made at interest rates tied to the 26 week Treasury Bill or the prime rate. Second mortgage loans and home equity lines of credit have greater credit risk than one- to- four family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Bank.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. The Bank believes that these risks are not as prevalent in the case of the Bank's consumer loan portfolio because a large percentage of the portfolio consists of second mortgage loans and home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to- four family residential mortgage loans. At September 30, 2005, the Bank had $133,000 of consumer loans delinquent in excess of 90 days. See "Lending Activities - Non performing Assets and Delinquencies."

     Commercial Business Lending. Commercial business loans totaled $12.0 million, or 2.7% of total loans receivable at September 30, 2005, and consisted of 114 loans. In July 1998, the Bank established a business banking division staffed by three experienced commercial lenders to increase the Bank's origination of commercial business loans and commercial real estate loans. Currently, the division is staffed by a Division Manager and eight commercial lenders. Commercial business loans are generally secured by business equipment, accounts receivable, inventory or other property and are made at variable rates of interest equal to a negotiated margin above the prime rate. The Bank also generally obtains personal guarantees from financially capable applicants based on a review of personal financial statements. At September 30, 2005, the Bank had $300,000 of commercial business loans not performing according to terms. See "Lending Activities-Nonperforming Assets and Delinquencies."

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

     Loan Maturity. The following table sets forth certain information at September 30, 2005 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                               After     After     After
                             One Year   3 Years   5 Years
                    Within    Through   Through   Through    After
                   One Year   3 Years   5 Years   10 Years  10 Years   Total
                   --------  --------   -------   --------  --------  -------
                                         (In thousands)
Mortgage loans:
 One- to four-
  family (1)......$ 1,721   $ 1,734    $ 6,672   $  5,451  $ 86,185  $101,763
 Multi-family.....  1,718     1,311        773     15,223     1,145    20,170
 Commercial.......  4,508     4,145     13,524     85,480    17,192   124,849
 Construction
  and land
  development(2).. 51,768     2,632         --     14,184    43,886   112,470
 Land.............  4,925     5,444     13,026        257     1,329    24,981
Consumer loans:
 Home equity
  and second
  mortgage........  6,447     1,731      1,083      2,198    20,839    32,298
 Other............  1,793       863      1,293        911     4,470     9,330
Commercial business
 loans............  7,359     1,171        692      1,491     1,300    12,013
                  -------   -------    -------   --------  --------  --------
Total............. 80,239    19,031     37,063    125,195   176,346   437,874
                  -------   -------    -------   --------  --------  --------

Less:
 Undisbursed
  portion of
  construction
  loans in
  process.........                                                     42,771
 Deferred loan
  origination
  fees............                                                      2,895
 Allowance for
  loan losses.....                                                      4,099
                                                                     --------
 Loans receivable,
  net.............                                                   $388,109
                                                                     ========

--------------
(1)  Includes loans held-for-sale.
(2) Includes construction/permanent that convert to a permanent mortgage loan once construction is completed.

     The following table sets forth the dollar amount of all loans due after one year from September 30, 2005, which have fixed interest rates and have floating or adjustable interest rates.

                                       Fixed     Floating or
                                       Rates   Adjustable Rates   Total
                                      -------  ----------------  -------
                                               (In thousands)

Mortgage loans:
 One- to four-family(1)............. $ 50,515     $ 49,527      $100,042
 Multi-family.......................    7,976       10,476        18,452
 Commercial.........................   10,378      109,963       120,341
 Construction and land development..   38,168       22,534        60,702
 Land...............................   17,228        2,828        20,056
Consumer loans:
 Home equity and second mortgage....   19,523        6,328        25,851
 Other..............................    4,570        2,967         7,537
Commercial business loans...........    1,469        3,185         4,654
                                     --------     --------      --------
   Total............................ $149,827     $207,808      $357,635
                                     ========     ========      ========

-------------
(1)  Includes loans held-for-sale.

     Scheduled contractual principal repayments of loans do not reflect the actual life of these assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan interest rates are substantially higher than interest rates on existing mortgage loans and, conversely, decrease when interest rates on existing mortgage loans are substantially higher than current mortgage loan interest rates.

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

     Loan applications are initiated by loan officers and are required to be approved by one of the Bank's Loan Committees or the Bank's Board of Directors. The Bank's Consumer Loan Committee, which consists of two officers, can approve one-to-four family mortgage loans and other consumer loans up to and including $360,000. Certain consumer loans up to and including $25,000 may be approved by individual loan officers and the Bank's Consumer Lending Department Manager may approve consumer loans up to and including $75,000. The Bank's Commercial Loan Committee, which consists of the Bank's President, Chief Credit Administrator, and Business Banking Division Manager, may approve commercial real estate loans and commercial business loans up to and including $1.5 million. The Bank's President, Chief Credit Administrator, and Business Banking Division Manager also have individual lending authority for loans up to and including $500,000. The Bank's Board Loan Committee, which consists of two rotating outside Directors, may approve loans up to and including $3.0 million. Loans in excess of $3.0 million, as well as loans of any size granted to a single borrower whose aggregate loans exceed $3.0 million, must be approved by the Bank's Board of Directors.

     Loan Originations, Purchases and Sales. During the years ended September 30, 2005 and 2004, the Bank's total gross loan originations were $230.0 million and $201.1 million, respectively. Periodically, the Bank purchases participation interests in construction and land development loans and multi-family loans, secured by properties located in the Bank's primary market area, from other lenders. These purchases are underwritten to the Bank's underwriting guidelines and are without recourse to the seller other than for fraud. See "- Lending Activities - Construction and Land Development Lending" and "- Lending Activities - Multi-Family Lending."

     Consistent with its asset/liability management strategy, the Bank's policy generally is to retain in its portfolio all of the ARM loans originated and to sell fixed rate one-to-four family mortgage loans in the secondary market to the FHLMC; however, from time to time, a portion of fixed-rate loans may be retained in the Bank's portfolio to meet its asset-liability objectives. Loans sold in the secondary market are generally sold on a servicing retained basis. At September 30, 2005, the Bank's loan servicing portfolio totaled $155.9 million.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                          Year Ended September 30,
                                        ----------------------------
                                         2005       2004       2003
                                        ------     ------     ------
Loans originated:                              (In thousands)
 Mortgage loans:
  One- to four-family................  $ 33,290    $ 36,824   $ 115,046
  Multi-family.......................     4,685       1,150         718
  Commercial.........................    32,266      29,056      21,012
  Construction and land development..   104,714      94,373      90,480
  Land...............................    15,330      11,033       7,680
 Consumer............................    29,287      18,952      18,530
 Commercial business loans...........    10,233       9,754       2,060
                                       --------    --------   ---------
   Total loans originated............   229,805     201,142     255,526

Loans purchased:
 Mortgage loans:
  One- to four-family................       209          30         338
  Commercial.........................        --          --         800
                                       --------    --------   ---------
  Total loans purchased..............       209          30       1,138
                                       --------    --------   ---------
   Total loans originated and
    purchased........................   230,014     201,172     256,664

 Loans sold:
  Whole loans sold...................   (25,358)    (35,741)   (108,812)
  Credit card loans sold.............    (1,523)         --          --
                                       --------    --------   ---------
  Total loans sold...................   (26,881)    (35,741)   (108,812)

Loan principal repayments............  (160,583)   (133,943)   (145,716)
Decrease (increase) in other
 items, net..........................       965      (9,130)     (2,428)
                                       --------    --------   ---------
Net increase (decrease) in loans
 receivable..........................  $ 43,515    $ 22,358   $    (292)
                                       ========    ========   =========

     Construction and land development loan originations totaled $104.7 million, $94.4 million and $90.5 million for the years ended September 30, 2005, 2004 and 2003, respectively. One- to four-family mortgage loan originations totaled $33.3 million, $36.8 million, and $115.0 million for the years ended September 30, 2005, 2004, and 2003, respectively. The increased origination of one-to four-family mortgage loans in fiscal 2003 was primarily the result of refinancing activity prompted by a decline in interest rates to historically low levels. Increased fixed rate loan originations resulted in increased loans sold. It is anticipated that increasing interest rates will diminish the refinancing activity of one- to four-family loans and, correspondingly, the volume of loans sold.

     Loan Origination Fees. The Bank generally receives loan origination fees. Loan fees are a percentage of the principal amount of the loan which are charged to the borrower for funding the loan. The amount of fees charged by the Bank is generally 0.5% to 2.0% of the loan amount. Current accounting standards require fees received and certain loan origination costs for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. Deferred loan origination fees totaled $2.9 million at September 30, 2005.

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

     The Bank's Board of Directors is informed monthly as to the status of loans that are delinquent by more than 30 days, the status of all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Bank.

    The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.

                                              At September 30,
                               ---------------------------------------------
                                2005      2004      2003      2002     2001
                               ------    ------    ------    ------   ------
Loans accounted for on a                  (Dollars in thousands)
 non-accrual basis:
Mortgage loans:
 One- to four-family........ $  2,208  $    430  $  1,409  $  1,138  $    863
 Commercial.................      261       640       538       688     2,091
 Construction and land
  development...............       --        --     1,185     1,571       491
 Land.......................       23       322       521       251       610
Consumer loans..............      133        23       212        49        26
Commercial business loans...      301        27        30        44        10
                             --------  --------  --------  --------  --------

    Total...................    2,926     1,442     3,895     3,741     4,091

Accruing loans which are
 contractually past due
 90 days or more............       --        --        --        --        --

Total of non-accrual and 90
 days past due loans........    2,926     1,442     3,895     3,741     4,091

Real estate owned and other
 repossessed assets.........      509       421     1,258       680     1,006
                             --------  --------  --------  --------  --------
    Total nonperforming
     assets................. $  3,435  $  1,863  $  5,153  $  4,421  $  5,097
                             ========  ========  ========  ========  ========

Restructured loans..........       --        --        --        --        --

Non-accrual and 90 days or
 more past due loans as a
 percentage of loans
 receivable, net............     0.75%     0.41%     1.19%     1.15%     1.25%

Non-accrual and 90 days or
 more past due loans as a
 percentage of total
 assets.....................     0.53%     0.31%     0.87%     0.87%     1.06%

Nonperforming assets as a
 percentage of total
 assets.....................     0.62%     0.40%     1.15%     1.03%     1.32%


Loans receivable, net(1).... $392,208  $348,585  $326,127  $326,158  $326,818
                             ========  ========  ========  ========  ========
Total assets................ $552,765  $460,419  $449,633  $431,054  $386,305
                             ========  ========  ========  ========  ========

---------------
(1) Includes loans held-for-sale and is before the allowance for loan losses.

     The Bank's non-accrual loans increased by $1.5 million to $2.9 million at September 30, 2005 from $1.4 million at September 30, 2004, primarily as a result of a $1.8 million increase in one- to four-family mortgage loans on non-accrual status, a $274,000 increase in commercial business loans on non-accrual status, and a $110,000 increase in consumer loans on non-accrual status. Partially offsetting these increases was a $379,000 decrease in commercial mortgage loans on non-accrual status and a $299,000 decrease in land loans on non-accrual status. The increase in one- to four-family non-accrual loans was primarily attributable to a single $1.6 million loan that was deemed to be well collateralized and listed for sale at September 30, 2005.

     Additional interest income which would have been recorded for the year ended September 30, 2005 had non-accruing loans been current in accordance with their original terms totaled approximately $169,000.

     Real Estate Owned and Other Repossessed Items. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is recorded at the lower of the foreclosed amount or fair value, less estimated selling costs. At September 30, 2005, the Bank had $509,000 in real estate owned and other repossessed items consisting primarily of one commercial real estate property with a book value of $344,000 and five land parcels totaling $165,000. Subsequent to September 30, 2005, the $344,000 commercial real estate property was sold for a price in excess of the property's book value.

     Restructured Loans. Under accounting principles generally accepted in the United States of America, the Bank is required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructuring or loan modifications for a borrower does not necessarily always constitute troubled debt restructuring, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Bank had no restructured loans at September 30, 2005.

     Other Loans of Concern. Loans not reflected in the table above, but where known information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans and leases as underperforming assets in the future are commonly referred to as "potential problem loans." The amount included in potential problem loans results from an evaluation, on a loan-by-loan basis, of loans classified as "substandard" and "special mention," as those terms are defined under "Asset Classification" below. The amount of potential problem loans was $11.3 million at September 30, 2005 and $14.1 million at September 30, 2004. The vast majority of these loans, as well as our nonperforming assets, are collateralized.

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

     The aggregate amounts of the Bank's classified assets (as determined by the Bank), and of the Bank's allowances for loan losses at the dates indicated, were as follows:

                                     At September 30,
                               ----------------------------
                                2005       2004       2003
                               ------     ------     ------
                                      (In thousands)

Loss......................... $    --    $    --    $    --
Doubtful.....................      --         --         --
Substandard(1)...............   9,876     11,847      9,112
Special mention(1)...........   4,320      3,676      6,607
                              -------    -------    -------
Total classified assets...... $14,196    $15,523    $15,719
                              =======    =======    =======

Allowance for loan losses.... $ 4,099    $ 3,991    $ 3,891

------------
(1) For further information concerning the change in classified assets, see "- Lending Activities - Nonperforming Assets and Delinquencies."

     The Bank's classified assets decreased by $1.3 million from September 30, 2004 to September 30, 2005, primarily as a result of a $2.0 million decrease in loans classified as substandard. This decrease was partially offset by a $644,000 increase in loans classified as special mention.

     Special mention loan are defined as those credits deemed by management to have some potential weakness that deserve management's close attention. If left uncorrected these potential weaknesses may result in the deterioration of the payment prospects of the loan. Assets in this category are not adversely classified and currently do not expose the Bank to sufficient risk to warrant a substandard classification. Two loans comprise a majority of the amount classified as special mention. They include a $1.9 million loan secured by a multi-family property in Kitsap County, and a $1.1 million land development loan in Grays Harbor County. At September 30, 2005 both of these loans were current and paying in accordance with the required loan terms.

     Substandard loans are classified as those loans that are inadequately protected by the current net worth, and paying capacity of the obligor, or of the collateral pledged. Assets classified as substandard have a well-defined weakness, or weaknesses that jeopardize the repayment of the debt. If the weakness, or weaknesses are not corrected there is the distinct possibility that some loss will be sustained. The aggregate amount of loans classified as substandard at September 30, 2005 decreased by $2.0 million to $9.9 million from $11.9 million at September 30, 2004. At September 30, 2005, 37 loans were classified as substandard compared to 36 at September 30, 2004. The largest loan currently classified substandard is a $3.3 million loan secured by a motel in Pierce County. This loan is current and paying in accordance with the terms of the loan. The next largest loans classified as substandard include a $1.6 million loan secured by a single family home in Pierce County, a $1.2 million loan secured by a hotel in Grays Harbor County, and a $675,000 loan secured by a single family home in King County. At September 30, 2005, the $1.6 million single family home loan was more than 90 days delinquent and on non-accrual status. However, subsequent to September 30, 2005, this loan was paid in full. At September 30, 2005, the $1.2 million hotel loan was current and the $675,000 single- family home loan was 30 days delinquent.

     Allowance for Loan Losses. The allowance for loan losses is maintained to cover estimated losses in the loan portfolio. The Bank has established a comprehensive methodology for the determination of provisions for loan losses that takes into consideration the need for an overall general valuation allowance. The Bank's methodology for assessing the adequacy of its allowance for loan losses is based on its historic loss experience for various loan segments; adjusted for changes in economic conditions, delinquency rates, and other factors. Using these loss estimate factors, management develops a range of probable loss for each loan category. Certain individual loans for which full collectibility may not be assured are evaluated individually with loss exposure based on estimated discounted cash flows or collateral values. The total estimated range of loss based on these two components of the analysis is compared to the loan loss allowance balance. Based on this review, management will adjust the allowance as necessary to maintain directional consistency with trends in the loan portfolio.

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

     At September 30, 2005, the Bank had an allowance for loan losses of $4.1 million. Management believes that the amount maintained in the allowance is adequate to absorb probable losses in the portfolio. Although management believes that it uses the best information available to make its determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                          Year Ended September 30,
                                  ------------------------------------------
                                   2005     2004     2003     2002     2001
                                  ------   ------   ------   ------   ------
                                            (Dollars in thousands)

Allowance at beginning of year.. $3,991    $3,891    $3,630   $3,050  $2,640
Provision for loan losses.......    141       167       347      992   1,400

Recoveries:
Mortgage loans:
 One to four family.............     --         6        --       --      21
Consumer loans:
 Home Equity and Second
  Mortgage......................      5        --        --       --      --
 Other..........................      3        16        12       13       1
Commercial business loans.......      9         3        70       96      --
                                 ------    ------    ------   ------  ------
   Total recoveries.............     17        25        82      109      22

                    (table continued of the following page)

                                          Year Ended September 30,
                                  ------------------------------------------
                                   2005     2004     2003     2002     2001
                                  ------   ------   ------   ------   ------
                                            (Dollars in thousands)

Charge-offs:
Mortgage loans:
 One to four family.............     --         6        30       16      41
 Multi Family...................      1        --        --       --      --
 Consumer.......................     --        --        --       32      30
 Commercial business loans......     --         3        --       --      --
 Land...........................      1        --        10       --      30

Consumer Loans:
 Home Equity and Second
  Mortgage......................     --         9        40       --      --
 Other..........................     12        68        88      143     242
Commercial Business Loans.......     36         6        --      330     669
   Total charge-offs............     50        92       168      521   1,012
                                 ------    ------    ------   ------  ------
   Net charge-offs..............     33        67        86      412     990
                                 ------    ------    ------   ------  ------

   Balance at end of year....... $4,099    $3,991    $3,891   $3,630  $3,050
                                 ======    ======    ======   ======  ======

Allowance for loan losses
 as a  percentage of total
 loans receivable (net)(1)
 outstanding at the end of
 the year.......................   1.05%     1.14%     1.19%    1.11%   0.93%

Net charge-offs as a
 percentage of average
 loans outstanding during
 the year.......................   0.01%     0.02%     0.03%    0.13%   0.31%

Allowance for loan losses
 as a percentage of
 nonperforming loans at
 end of year.................... 140.09%   276.77%    99.90%   97.03%  74.55%

-------------
(1) Total loans receivable (net) includes loans held for sale and is before the allowance for loan losses.


     The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

                                                    At September 30,
              ----------------------------------------------------------------------------------------------
                     2005               2004               2003              2002                2001
              -----------------  ------------------  ----------------  -----------------  ------------------
                       Percent             Percent           Percent            Percent             Percent
                       of Loans            of Loans          of Loans           of Loans            of Loans
                       in                  in                in                 in                  in
                       Category            Category          Category           Category            Category
                       to Total            to Total          to Total           to Total            to Total
               Amount  Loans      Amount   Loans     Amount  Loans     Amount   Loans     Amount    Loans
              -------  --------  --------  --------  ------  --------  -------  --------  -------  ---------
                                                   (Dollars in thousands)
Mortgage loans:
 One- to four-
  family....... $  494    23.24%    $  386    25.25%   $  317    26.21%   $  322    31.28%   $  271   35.14%
 Multi-family..    194     4.61        242     4.34       374     5.01       214     6.67       195    7.95
 Commercial....  1,544    28.51      1,443    27.39     1,041    28.30     1,072    27.00       793   17.76
 Construction..    652    25.68        538    26.88       583    25.87       536    22.16       845   28.71
 Land..........    255     5.71        226     5.03       169     4.30       152     4.27        96    3.68
Non-mortgage
 loans:
 Consumer
  loans........    255     9.51        427     8.30       458     7.71       512     6.03       217    4.83
 Commercial
  business
  loans........    705     2.74        729     2.81       949     2.60       822     2.59       633    1.93
                ------   ------     ------   ------    ------   ------    ------   ------    ------  ------
   Total
    allowance
    for loan
    losses..... $4,099   100.00%    $3,991   100.00%   $3,891   100.00%   $3,630   100.00%   $3,050  100.00%
                ======   ======     ======   ======    ======   ======    ======   ======    ======  ======



Investment Activities

     At September 30, 2005, the Company's investment portfolio totaled $89.7 million, primarily consisting of $32.2 million of mutual funds available for sale, $23.7 million of mortgage-backed securities available for sale, $33.7 million of U.S. agency securities available for sale, and $104,000 of securities held to maturity. This compares with a total portfolio of $60.1 million at September 30, 2004, comprised of $32.6 million of mutual funds available for sale, $18.3 million of mortgage-backed securities available for sale, $9.0 million of U.S. agency securities available for sale and $174,000 of securities held to maturity. The mutual funds invest primarily in mortgage-backed products and U.S. agency securities. The composition of the portfolios by type of security, at each respective date is presented in the table, which follows.

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

     The following table sets forth the investment securities portfolio and recorded values at the dates indicated.

                                          At September 30,
                      --------------------------------------------------------
                             2005               2004               2003
                      -----------------  -----------------  ------------------
                                Percent            Percent            Percent
                      Recorded    of     Recorded    of     Recorded    of
                        Value    Total     Value    Total     Value    Total
                      --------  -------  --------  -------  --------  --------
                                      (Dollars in thousands)

Held-to-Maturity:
 Mortgage-backed
  securities......... $   104     0.12%   $   174    0.29%   $   279    0.52%

Available-for-Sale
 (at fair value):

 U.S. agency
  securities.........  33,695    37.56      8,983   14.96      2,511    4.62
 Mortgage-backed
  securities.........  23,735    26.46     18,329   30.52     17,098   31.48
 Municipal bonds           --       --         --      --         12    0.02
 Mutual funds........  32,165    35.86     32,577   54.23     34,410   63.36
                      -------   ------    -------  ------    -------  ------

Total portfolio...... $89,699   100.00%   $60,063  100.00%   $54,310  100.00%
                      =======   ======    =======  ======    =======  ======

     The following table sets forth the maturities and weighted average yields of the investment and mortgage-backed securities in the Company's investment securities portfolio at September 30, 2005. Mutual funds, which by their nature do not have maturities, are classified in the less than one year category.





                                                After One to        After Five to          After Ten
                         One Year or Less        Five Years           Ten Years              Years
                         ----------------     ----------------     ----------------     ----------------
                         Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield
                         ------     -----     ------     -----     ------     -----     ------     -----
                                                     (Dollars in thousands)
Held-to-Maturity:

Mortgage-backed
 securities............. $    --       --%    $    --       --%    $    --       --%    $   104     4.17%

Available-for-Sale:

U.S. agency securities..      --       --      31,717     3.34       1,978     4.09          --       --
Mortgage-backed
 securities.............      --       --         813     4.93         187     5.27      22,735     3.94
Mutual funds............  32,165     3.95          --       --          --       --          --       --
                         -------     ----     -------     ----      ------     ----     -------     ----

Total portfolio......... $32,165     3.95%    $32,530     3.38%     $2,165     4.19%    $22,839     3.94%
                         =======     ====     =======     ====      ======     ====     =======     ====




     The following table sets forth certain information with respect to each security which had an aggregate book value in excess of 10% of the Company's total equity at the date indicated.

                                           At September 30, 2005
                                           ---------------------
                                           Amortized      Fair
                                              Cost        Value
                                           ---------     -------
                                              (In thousands)

Asset Management Fund-Ultra Short Mortgage
 Fund (ASARX).............................. $18,730     $18,312
Asset Management Fund-Ultra Short
 Fund (AULTX)..............................  10,000       9,789
                                            -------     -------
Allowance for loan losses.................. $28,730     $28,101
                                            =======     =======

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

     Deposit Accounts. Substantially all of the Bank's depositors are residents of Washington. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including money market deposit accounts, checking accounts, regular savings accounts and certificates of deposit. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. In recent periods, the Bank has used deposit interest rate promotions in connection with the opening of new branch offices. The Bank actively seeks consumer and commercial checking accounts through a checking account acquisition marketing program that was implemented in 2000. At September 30, 2005, the Bank had 35.3% of total deposits in non-interest bearing accounts and NOW checking accounts.

     At September 30, 2005 the Bank had $35.2 million of jumbo certificates of deposit of $100,000 or more. The Bank does not solicit brokered deposits and believes that its jumbo certificates of deposit, which represented 8.6% of total deposits at September 30, 2005, present similar interest rate risk compared to its other deposit products.

     The following table sets forth information concerning the Bank's deposits at September 30, 2005.

                                            Weighted                Percentage
                                            Average                  of Total
Category                                  Interest Rate    Amount    Deposits
----------------------------------------  -------------  ---------  ----------
                                                       (In thousands)

Non-Interest Bearing....................        --%       $ 51,791     12.58%
Negotiable order of withdrawal ("NOW")
 Checking...............................      0.64          93,478     22.71
Savings.................................      0.71          64,274     15.61
Money Market Accounts...................      1.45          49,295     11.98
                                                          --------    ------
 Subtotal...............................      0.68         258,838     62.88
                                                          --------    ------

Certificates of Deposit(1)
----------------------------------------

Maturing within 1 year..................      2.72         104,163     25.30
Maturing after 1 year but within
 2 years................................      3.46          30,769      7.47
Maturing after 2 years but within
 5 years................................      3.76          17,745      4.31
Maturing after 5 years..................      4.92             150      0.04
                                                          --------    ------
 Total certificates of deposit..........      3.00         152,827     37.12
                                                          --------    ------
  Total deposits........................      1.54        $411,665    100.00%
                                                          ========    ======
------------
(1)  Based on remaining maturity of certificates.

     The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 2005. Jumbo certificates of deposit have principal balances of $100,000 or more and the rates paid on these accounts are generally negotiable.

         Maturity Period                         Amount
         ----------------------------------   ------------
                                             (In thousands)

         Three months or less..............      $ 7,466
         Over three through six months.....        4,683
         Over six through twelve months....        9,780
         Over twelve months................       13,280
                                                 -------
           Total...........................      $35,209
                                                 =======


     Deposit Flow.  The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                                        At September 30,
                        ------------------------------------------------------------------------------------
                                   2005                             2004                        2003
                        ------------------------------   -----------------------------   -------------------
                                  Percent                          Percent                          Percent
                                    of       Increase                of       Increase                of
                         Amount    Total    (Decrease)    Amount    Total    (Decrease)    Amount    Total
                        --------  -------   ----------   --------  --------  ----------   -------   --------
                                                        (Dollars in thousands)

Non-interest-bearing....$ 51,791    12.58%   $14,641     $ 37,150     11.63%    $ 8,017   $ 29,133     9.47%
NOW checking............  93,478    22.71     16,236       77,242     24.17      19,628     57,614    18.73
Savings accounts........  64,274    15.61     16,074       48,200     15.08      (1,372)    49,572    16.11
Money market deposit....  49,295    11.98      7,643       41,652     13.03       2,208     39,444    12.82
Certificates of deposit
 which mature in the
 year ending:
   Within 1 year........ 104,163    25.30     17,736       86,427     27.05     (12,814)    99,241    32.26
   After 1 year, but
    within 2 years......  30,769     7.47     12,711       18,058      5.65      (5,582)    23,640     7.68
   After 2 years, but
    within 5 years......  17,745     4.31      7,582       10,163      3.18       3,149      7,014     2.28
   Certificates maturing
    thereafter..........     150     0.04       (528)         678      0.21      (1,336)     2,014     0.65
                        --------   ------    -------     --------    ------     -------   --------   ------

Total...................$411,665   100.00%   $92,095     $319,570    100.00%    $11,898   $307,672   100.00%
                        ========   ======    =======     ========    ======     =======   ========   ======



     Certificates of Deposit by Rates. The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated.

                                          At September 30,
                                  -------------------------------
                                    2005        2004       2003
                                  --------    --------   --------
                                           (In thousands)

0.00 - 1.99%..................... $ 24,765    $ 60,258   $ 50,569
2.00 - 3.99%.....................  125,541      46,482     68,274
4.00 - 5.99%.....................    2,034       7,890     11,757
6.00% - and over.................      487         696      1,309
                                  --------    --------   --------
Total............................ $152,827    $115,326   $131,909
                                  ========    ========   ========

     Certificates of Deposit by Maturities. The following table sets forth the amount and maturities of certificates of deposit at September 30, 2005.

                                             Amount Due
                           -------------------------------------------------
                                               After
                                      One to   Two to
                           Less Than    Two     Five       After
                           One Year    Years    Years    Five Years    Total
                           ---------  -------  -------   ----------   -------
                                            (In thousands)

0.00 - 1.99%..............  $ 24,098  $   475  $   127      $  --    $ 24,700
2.00 - 3.99%..............    78,227   25,016   16,799        107     120,149
4.00 - 5.99%..............     1,816    5,221      454         --       7,491
6.00% and over............        22       57      365         43         487
                            --------  -------  -------      -----    --------
Total.....................  $104,163  $30,769  $17,745      $ 150    $152,827
                            ======== ========  =======      =====    ========

     Deposit Activities. The following table sets forth the savings activities of the Bank for the periods indicated.


                                            Year Ended September 30,
                                        -------------------------------
                                          2005        2004       2003
                                        --------    --------   --------
                                                 (In thousands)

Beginning balance...................... $319,570    $307,672   $292,316
Net deposits before interest credited..   86,673       7,730      9,786
Interest credited......................    5,422       4,168      5,570
                                        --------    --------   --------
Net increase in deposits...............   92,095      11,898     15,356
                                        --------    --------   --------
Ending balance......................... $411,665    $319,570   $307,672
                                        ========    ========   ========

     Borrowings. Deposits are the primary source of funds for the Bank's lending and investment activities and for general business purposes. The Bank has the ability to use advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2005, the Bank maintained an uncommitted credit facility with the FHLB-

Seattle that provided for immediately available advances up to an aggregate amount of 30% of the Bank's total assets, limited by available collateral, under which $62.4 million was outstanding. The Bank also utilizes overnight repurchase agreements with customers. These overnight repurchase agreements are classified as other borrowings and totaled $781,000 at September 30, 2005. There were no repurchase agreements in effect at September 30, 2004 and
September 30, 2003.   At September 30, 2005, the Bank also maintained a $10.0
million overnight borrowing line with Pacific Coast Bankers Bank under which there was no outstanding balance.

     The following table sets forth certain information regarding borrowings by the Bank at the end of and during the periods indicated:

                                                 At or For the
                                            Year Ended September 30,
                                         ------------------------------
                                           2005        2004      2003
                                         --------    --------  --------
                                             (Dollars in thousands)

Average total borrowings................  $60,537    $57,778   $61,715

Weighted average rate paid on total
 borrowings.............................     5.26%      5.46%     5.47%

Total borrowings outstanding
 at end of period.......................   63,134     65,421    61,605

Bank Owned Life Insurance

     The Bank has purchased life insurance policies covering certain officers. These policies are recorded at their cash surrender value, net of any policy premium charged. Increases in cash surrender value, net of policy premiums, and proceeds from death benefits are recorded in non-interest income. At September 30, 2005, the Bank had $11.5 million in bank owned life insurance.

                            REGULATION OF THE BANK

General

     The Bank, as a state-chartered savings bank, is subject to regulation and oversight by the Division and the applicable provisions of Washington law and regulations of the Division adopted thereunder. The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve. State law and regulations govern the Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. Under state law, savings banks in Washington also generally have all of the powers that federal savings banks have under federal laws and regulations. The Bank is subject to periodic examination and reporting requirements by and of the Division.

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

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, an institution is classified as well capitalized if it has a total risk-based capital ratio of at least 10%, a core capital ratio of at least 5% and Tier 1 capital ratio of at least 6%. An institution is less than adequately capitalized if it has a risk-based capital ratio of less than 8% or a core capital ratio of less than 4%. The risk classification of all insured institutions is completed by the FDIC for each semi-annual assessment period.

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

     At September 30, 2005, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

Standards for Safety and Soundness

     The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the FDIC determines that the Bank fails to meet any standard prescribed by the guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard. FDIC regulations establish deadlines for the submission and review of such safety and soundness compliance plans. Management of the Bank is not aware of any conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

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

     The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. At September 30, 2005, the Bank had a Tier 1 leverage capital ratio of 10.7%. The FDIC retains the right to require an institution to maintain a higher capital level based on the institution's particular risk profile.

     FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight - 0%, 20%, 50% or 100% - based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories.
Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. At September 30, 2005, the Bank's ratio of total capital to risk-weighted assets was 17.9% and the ratio of Tier 1 capital to risk-weighted assets was 14.7%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

     The Division requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At September 30, 2005, the Bank had a net worth of 12.0% of total assets.

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

     The table below sets forth the Bank's capital position relative to its FDIC capital requirements at September 30, 2005. The definitions of the terms used in the table are those provided in the capital regulations issued by the FDIC.

                                                   At September 30, 2005
                                             --------------------------------
                                                          Percent of Adjusted
                                              Amount        Total Assets (1)
                                             --------     -------------------
                                                  (Dollars in thousands)

Tier 1 (leverage) capital (2)..............  $58,224              10.7%
Tier 1 (leverage) capital requirement......   21,783               4.0
                                             -------              ----
Excess.....................................  $36,441               6.7%
                                             =======              ====

Tier 1 risk adjusted capital...............  $58,224              14.7%
Tier 1 risk adjusted capital requirement...   15,838               4.0
                                             -------              ----
Excess.....................................  $42,386              10.7%
                                             =======              ====

Total risk-based capital...................  $62,323              17.9%
Total risk-based capital requirement.......   31,677               8.0
                                             -------              ----
Excess.....................................  $30,646               9.9%
                                             =======              ====

------------
(1) For the Tier 1 (leverage) capital and Washington regulatory capital calculations, percent of total average assets of $544.6 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $396.0 million.
(2) As a Washington-chartered savings bank, the Bank is subject to the capital requirements of the FDIC and the Division. The FDIC requires state-chartered savings banks, including the Bank, to have a minimum leverage ratio of Tier 1 capital to total assets of at least 3%, provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating any significant growth, are required to maintain a ratio of 1% to 2% above the stated minimum, with an absolute total capital to risk-weighted assets of at least 8%. The Bank has not been notified by the FDIC of any leverage capital requirement specifically applicable to it.

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

     Washington law provides financial institution parity between commercial banks and savings banks. Primarily, the law affords Washington-chartered commercial banks the same powers as Washington-chartered savings banks. In order for a bank to exercise these powers, it must provide 30 days notice to the Director of Washington Division of Financial Institutions and the Director must authorize the requested activity. In addition, the law provides that Washington-chartered commercial banks may exercise any of the powers that the Federal Reserve has determined to be closely related to the business of banking and the powers of national banks, subject to the approval of the Director in certain situations. The law also provides that Washington-chartered savings banks may exercise any of the powers of Washington-chartered commercial banks, national banks and federally-chartered savings banks, subject to the approval of the Director in certain situations. Finally, the law provides additional flexibility for Washington-chartered commercial and savings banks with respect to interest rates on loans and other extensions of credit. Specifically, they may charge the maximum interest rate allowable for loans and other extensions of credit by federally-chartered financial institutions to Washington residents.

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

Federal Reserve System

     The Federal Reserve Board requires under Regulation D that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. Under Regulation D, a bank must maintain reserves against net transaction accounts in the amount of 3% on amounts of $37.3 million or less, plus 10% on amounts in excess of $37.3 million. In addition, a bank may designate and exempt $5.0 million of certain reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the Federal Reserve. The reserve requirement on non-personal time deposits with original maturities of less than 1.5 years is 0%. As of September 30, 2005, the Bank had a Regulation D reserve requirement of $10.2 million.

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

Privacy Standards

     On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA") was signed into law. The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.

     The Bank is subject to FDIC regulations implementing the privacy protection provisions of the GLBA. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.

     The regulations also require the Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, the Bank is required to provide its customers with the ability to "opt-out" of having the Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.

     The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLBA. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

Anti-Money Laundering and Customer Identification

     In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Title III of the USA Patriot Act and the related FDIC regulations impose the following requirements with respect to financial institutions:

     *     establishment of anti-money laundering programs;
     * establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time;
     * establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering;
     * prohibitions on correspondent accounts for foreign shelled banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

     Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications. The Bank's policies and procedures have been updated to reflect the requirements of the USA Patriot Act, which had a minimal impact on business and customers.

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

     The Company's total risk based capital must equal 8% of risk-weighted assets and one half of the 8%, or 4%, must consist of Tier 1 (core) capital. As of September 30, 2005, the Company's total risk based capital was 17.9% of risk-weighted assets and its risk based capital of Tier 1 (core) capital was 16.8% of risk-weighted assets.

Sarbanes-Oxley Act of 2002

     The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with certain accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC"), under the Securities Exchange Act of 1934 ("Exchange Act"), including the Company.

     The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

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

     The provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." These rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank had previously recorded deferred taxes equal to the bad debt recapture and as such the new rules had no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction is determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Bank is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders. As of September 30, 2005, the Bank has recaptured all federal tax bad debt reserves that had been accumulated since October 1, 1988.

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

Personnel

     As of September 30, 2005, the Bank had 221 full-time employees and 13 part-time employees. The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees is good.

Executive Officers of the Registrant

     The following table sets forth certain information with respect to the executive officers of the Company and the Bank. Each of the executive officers holds the same position with the Company and the Bank.

                Executive Officers of the Company and Bank

                    Age at                       Position
                  September    ----------------------------------------------
Name               30, 2005          Company                   Bank
----------------  ---------    ---------------------    ---------------------

Clarence E. Hamre    71        Chairman of the Board    Chairman of the Board
Michael R. Sand      51        President and Chief      President and Chief
                                Executive Officer        Executive Officer
Dean J. Brydon       38        Chief Financial Officer  Chief Financial
                                and Secretary            Officer and Secretary
Marci A. Basich      37        Treasurer                Treasurer

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

Item 2.  Properties
-------------------

     At September 30, 2005 the Bank operated 21 full service facilities. On October 9, 2004, the Bank completed the purchase of seven branch offices from Venture Bank and, as a result of the acquisition, consolidated two locations. The newly acquired office in Hoquiam at 305 8th Street was consolidated into the Bank's existing Hoquiam office at 624 Simpson Avenue and the Bank's Montesano office at 314 Main Street South was consolidated into the newly acquired Montesano office at 201 Main Street South. The following table sets forth certain information regarding the Bank's offices, all of which are owned, except for the Tacoma office, the Gig Harbor office, the Lacey office at 1751 Circle Lane SE, and the Data Center office at 504 8th Street, which are leased.

                                             Approximate       Deposits at
Location                       Year Opened  Square Footage  September 30, 2005
------------------------------ -----------  --------------  ------------------
                                                              (In thousands)
Main Office:

624 Simpson Avenue                1966          7,700            $81,194
Hoquiam, Washington 98550

Branch Offices:

300 N. Boone Street               1974          3,400             29,046
Aberdeen, Washington 98520

201Main Street South(1)(2)        2004          3,200             32,895
Montesano, Washington 98563

361 Damon Road                    1977          2,100             24,548
Ocean Shores, Washington 98569

2418 Meridian East                1980          2,400             42,333
Edgewood, Washington 98371

202 Auburn Way South              1994          4,200             17,625
Auburn, Washington 98002

12814 Meridian East (South Hill)  1996          4,200             19,832
Puyallup, Washington 98373

1201 Marvin Road, N.E.            1997          4,400             11,455
Lacey, Washington 98516

101 Yelm Avenue W.                1999          1,800             12,171
Yelm, Washington 98597

20464 Viking Way NW               1999          3,400              6,825
Poulsbo, Washington  98370

2419 224th Street E.              1999          3,900             15,886
Spanaway, Washington 98387

801 Trosper Road SW               2001          3,300             15,500
Tumwater, Washington 98512

                       (table continued on following page)

                                             Approximate       Deposits at
Location                       Year Opened  Square Footage  September 30, 2005
------------------------------ -----------  --------------  ------------------
                                                              (In thousands)

7805 South Hosmer Street          2001           5,000           $ 9,320
Tacoma, Washington 98408

423 Washington Street SE          2003           3,000            13,503
Olympia, Washington 98501

3105 Judson St                    2004           2,700             4,060
Gig Harbor, Washington 98335

117 N. Broadway(1)                2004           3,700             7,933
Aberdeen, Washington 98520

313 West Waldrip(1)               2004           5,900            23,054
Elma, Washington 98541

1751 Circle Lane SE(1)            2004             900             9,346
Lacey, Washington 98503

101 2nd Street                    2004           1,800            16,103
Toledo, Washington 98591

209 NE 1st Street(1)              2004           3,400            11,577
Winlock, Washington 98586

Data Centers:

422 6th Street                    1990           2,700                --
Hoquiam, Washington 98550

504 8th Street                    2003           5,400                --
Hoquiam, Washington 98550

Loan Center:

120 Lincoln Street                2003           5,000                --
Hoquiam, Washington 98550

Other Properties:

305 8th Street(1)(3)
Hoquiam, Washington 98550         2004           4,100                --

314 Main Street South(2)
Montesano, Washington 98563       1975           2,800                --

                         (footnotes on following page)

-------------
(1)  Acquired from Venture Bank on October 9, 2004
(2) Office at 314 Main Street South, Montesano, Washington was consolidated into the office at 201 Main Street South, Montesano, Washington on November 15, 2004.
(3) Office at 305 8th Street, Hoquiam, Washington was consolidated into the office at 624 Simpson Avenue, Hoquiam, Washington on November 15, 2004.

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

     At September 30, 2005 the Bank operated 22 proprietary ATMs that are part of a nationwide cash exchange network.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended
September 30, 2005.

                                   PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
---------------------------------------------------------------------------
and Issuer Purchases of Equity Securities
-----------------------------------------

     The Company's common stock is traded on the Nasdaq National Market under the symbol "TSBK". As of November 30, 2005, there were 3,765,237 shares of common stock issued and approximately 660 shareholders of record, excluding persons or entities who hold stock in nominee or "street name" accounts with brokers. The following table sets forth the market price range of the Company's common stock for the years ended September 30, 2005 and 2004. This information was provided by the Nasdaq Stock Market.

                            High     Low     Dividends
                           ------   -----    ---------
     Fiscal 2005
     -----------
     First Quarter........ $25.00   $22.85     $0.15
     Second Quarter.......  24.00    21.85      0.15
     Third Quarter........  23.47    22.02      0.15
     Fourth Quarter.......  23.80    22.30      0.16

     Fiscal 2004
     -----------
     First Quarter........ $24.95   $22.07     $0.14
     Second Quarter.......  23.84    22.01      0.14
     Third Quarter........  23.50    21.00      0.14
     Fourth Quarter.......  23.94    22.05      0.15

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

Equity Compensation Plan Information

     The equity compensation plan information presented under subparagraph (d) in Part III, Item 12. of this Form 10-K is incorporated herein by reference.

Stock Repurchases

     The Company has had various buy-back programs since January 1998. On April 7, 2005, the Company announced a plan to repurchase 187,955 shares of the Company's common stock. This marked the Company's 13th stock repurchase plan. As of September 30, 2005, the Company has repurchased 27,850 of these shares at an average price of $23.16 per share. Cumulatively, the Company has repurchased 3,367,121 shares at an average price of $15.39 per share. This represents 50.9% of the 6,612,500 shares that were issued when the Company went public in January 1998.

     The following table sets forth the Company's repurchases of its outstanding Common Stock during the fourth quarter of the year ended September 30, 2005.

                                                                 Maximum
                                               Total Number     Number (or
                                                 of Shares     Approximate
                                               Purchased as    Dollar Value)
                           Total                  Part of     of Shares that
                         Number of    Average     Publicly      May Yet Be
                          Shares     Price Paid   Announced     Purchased
       Period            Purchased    per Share     Plans     Under the Plans
-----------------------  ---------   ----------  -----------  ---------------

July 1, 2005 -
 July 31, 2005..........    --         $   --         --          160,105

August 1, 2005 -
 August 31, 2005........    --             --         --          160,105

September 1, 2005 -
 September 30, 2005.....    --             --         --          160,105
                         -----          -----      -----

Total...................    --          $  --         --
                         =====          =====      =====

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

                                               At September 30,
                               ---------------------------------------------
                                2005      2004     2003      2002      2001
                               ------    ------   ------    ------    ------
                                                (In thousands)

SELECTED FINANCIAL CONDITION DATA:


Total assets . . . . . . . .  $552,765  $460,419  $449,633  $431,054 $386,305
Loans receivable and
 loans held for sale, net. .   388,109   344,594   322,236   322,528  323,768
Investment securities
 available-for-sale . . . . .   65,860    41,560    36,933    23,694   10,210
Mortgage-backed securities
 held to maturity. . . . . . .     104       174       279        --       --
Mortgage-backed securities
 available-for-sale. . . . . .  23,735    18,329    17,098    17,888   19,159
FHLB Stock . . . . . . . . . .   5,705     5,682     5,454     5,139    4,830
Cash and due from financial
 institutions, interest-
 bearing deposits in banks
 and fed funds sold. . . . . .  28,718    19,833    38,098    36,073   13,439
Deposits . . . . . . . . . . . 411,665   319,570   307,672   292,316  242,372
FHLB advances. . . . . . . . .  62,353    65,421    61,605    61,759   68,978
Shareholders' equity . . . . .  74,642    72,817    77,611    74,396   71,809

                                               At September 30,
                               ---------------------------------------------
                                2005      2004     2003      2002      2001
                               ------    ------   ------    ------    ------
                                     (In thousands, except per share data)

SELECTED OPERATING DATA:


Interest and dividend
 income . . . . . . . . . . . $30,936  $ 26,571   $27,345  $ 29,975  $ 31,493
Interest expense . . . . . .    8,609     7,325     8,946    10,890    13,924
                               ------   -------   -------  --------   -------
Net interest income. . . . .   22,327    19,246    18,399    19,085    17,569
Provision for loan losses. .      141       167       347       992     1,400
                               ------   -------   -------  --------   -------
Net interest income after
 provision for loan losses .   22,186    19,079    18,052    18,093    16,169
Noninterest income . . . . .    6,073     4,576     6,385     4,946     3,126
Noninterest expense. . . . .   18,536    15,575    14,832    12,716    11,092
Income before income taxes .    9,723     8,080     9,605    10,323     8,203
Federal income taxes . . . .    3,105     2,492     2,966     3,432     2,741
                               ------   -------   -------  --------   -------
Net income . . . . . . . . .   $6,618   $ 5,588   $ 6,639  $  6,891   $ 5,462
                               ======   =======   =======  ========   =======
Earnings per common share:
 Basic . . . . . . . . . . .   $ 1.90   $  1.54   $  1.74  $   1.76   $  1.30
 Diluted . . . . . . . . . .   $ 1.82   $  1.46   $  1.66  $   1.71   $  1.28
 Dividends per share. . . . .  $ 0.61   $  0.57   $  0.50  $   0.45   $  0.41
 Dividend payout ratio. . . .   32.11%    37.01%    28.74%    25.57%    31.54%

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

                                               At September 30,
                               ---------------------------------------------
                                2005      2004     2003      2002      2001
                               ------    ------   ------    ------    ------
                                                (In thousands)

SELECTED FINANCIAL CONDITION DATA:


Total assets................. $552,765  $460,419  $449,633  $431,054 $386,305
Loans receivable and
 loans held for sale, net....  388,109   344,594   322,236   322,528  323,768
Investment securities
 available-for-sale..........   65,860    41,560    36,933    23,694   10,210
Mortgage-backed securities
 held to maturity............      104       174       279        --       --
Mortgage-backed securities
 available-for-sale..........   23,735    18,329    17,098    17,888   19,159
FHLB Stock...................    5,705     5,682     5,454     5,139    4,830
Cash and due from financial
 institutions, interest-
 bearing deposits in banks
 and fed funds sold..........   28,718    19,833    38,098    36,073   13,439
Deposits.....................  411,665   319,570   307,672   292,316  242,372
FHLB advances................   62,353    65,421    61,605    61,759   68,978
Shareholders' equity.........   74,642    72,817    77,611    74,396   71,809

                                               At September 30,
                               ---------------------------------------------
                                2005      2004     2003      2002      2001
                               ------    ------   ------    ------    ------
                                     (In thousands, except per share data)

SELECTED OPERATING DATA:

Interest and dividend
 income.....................  $30,936  $ 26,571   $27,345  $ 29,975  $ 31,493
Interest expense............    8,609     7,325     8,946    10,890    13,924
                               ------   -------   -------  --------   -------
Net interest income.........   22,327    19,246    18,399    19,085    17,569
Provision for loan losses...      141       167       347       992     1,400
                               ------   -------   -------  --------   -------
Net interest income after
 provision for loan losses..   22,186    19,079    18,052    18,093    16,169
Noninterest income..........    6,073     4,576     6,385     4,946     3,126
Noninterest expense.........   18,536    15,575    14,832    12,716    11,092
Income before income taxes..    9,723     8,080     9,605    10,323     8,203
Federal income taxes........    3,105     2,492     2,966     3,432     2,741
                               ------   -------   -------  --------   -------
Net income..................   $6,618   $ 5,588   $ 6,639  $  6,891   $ 5,462
                               ======   =======   =======  ========   =======
Earnings per common share:
 Basic......................   $ 1.90   $  1.54   $  1.74  $   1.76   $  1.30
 Diluted ...................   $ 1.82   $  1.46   $  1.66  $   1.71   $  1.28
Dividends per share.........   $ 0.61   $  0.57   $  0.50  $   0.45   $  0.41
Dividend payout ratio.......    32.11%    37.01%    28.74%    25.57%    31.54%

                                               At September 30,
                               ---------------------------------------------
                                2005      2004     2003      2002      2001
                               ------    ------   ------    ------    ------
OTHER DATA:

Number of real estate
 loans outstanding.............  4,380     4,101    3,522     2,911    3,041
Deposit accounts............... 51,496    40,348   39,313    36,896   30,893
Full-service offices...........     21        16       15        13       13

                                    At or For the Year Ended September 30,
                                ---------------------------------------------
                                 2005      2004     2003      2002      2001
                                ------    ------   ------    ------    ------
KEY FINANCIAL RATIOS:

Performance Ratios:
 Return on average assets (1)..   1.23%     1.24%    1.52%     1.73%    1.47%
 Return on average equity (2)..   9.08      7.52     8.67      9.42     7.53
 Interest rate spread (3)......   4.30      4.30     4.02      4.27     3.89
 Net interest margin (4).......   4.60      4.67     4.52      4.96     4.93
 Average interest-earning
  assets to average
  interest-bearing liabilities. 116.56    120.68   122.74    125.73   126.58
 Noninterest expense as a
  percent of average total
  assets.......................   3.44      3.46     3.39      3.19     2.99
 Efficiency ratio (5)..........  65.27     65.38    59.85     52.91    53.60
 Book value per share (6)...... $19.85    $18.76   $18.25    $17.14   $15.71
 Book value per share (7)......  21.30     20.28    19.77     18.69    17.20
 Tangible book value per
  share (6)(8).................  17.86     18.76    18.25     17.14    15.71
 Tangible book value per
  share (7)(8).................  19.16     20.28    19.77     18.69    17.20

Asset Quality Ratios:
 Nonaccrual and 90 days or
   more past due loans
   as a percent of total loans
   receivable, net.............   0.75%     0.41%    1.19%     1.15%    1.25%
 Nonperforming assets as a
   percent of total assets.....   0.62      0.40     1.15      1.03     1.32
 Allowance for loan losses
   as a percent of total
   loans receivable, net (9)...   1.05      1.14     1.19      1.11     0.93
 Allowance for losses as
   a percent of nonperforming
   loans ...................... 140.09    276.77    99.90     97.03    74.55
 Net charge-offs to average
   outstanding loans...........   0.01      0.02     0.03      0.13     0.31
Capital Ratios:
 Total equity-to-assets ratio..  13.50     15.82    17.26     17.26    18.59
 Tangible equity-to-
   assets ratio................  12.15     15.82    17.26     17.26    18.59
 Average equity to average
   assets (10).................  13.53     16.52    17.49     18.37    19.52
-------------__________________
(1)  Net income divided by average total assets.
(2)  Net income divided by average total equity.
(3) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(4) Net interest income (before provision for loan losses) as a percentage of average interest-earning assets.
(5) Other expenses (excluding federal income tax expense) divided by the sum of net interest income and noninterest income.
(6) Calculation includes Employee Stock Ownership Plan ("ESOP") shares not committed to be released.
(7)  Calculation excludes ESOP shares not committed to be released.
(8) Calculation subtracts goodwill and core deposit intangible from the equity component.
(9) Loans receivable includes loans held for sale and is before the allowance for loan losses.
(10) Average total equity divided by average total assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------------

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

Special Note Regarding Forward-Looking Statements

      Management's Discussion and Analysis and Results of Operations and other portions of this Form 10-K contain certain "forward-looking statements" concerning future operations of the Company. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in this Annual Report. The Company has used "forward-looking statements" to describe future plans and strategies, including its expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control expenses, deposit flows, demand for mortgages and other loans, real estate values, vacancy rates, competition, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. The Company does not undertake to update any "forward-looking statement" that may be made on behalf of the Company.

Critical Accounting Policies

      The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America ("GAAP") in the preparation of the Company's Consolidated Financial Statements. The Company has identified two policies, that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements. These policies relate to the methodology for the determination of the allowance for loan losses and the valuation of mortgage servicing rights ("MSRs"). These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussion and Analysis contained herein and in the notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K. In particular, Note 1 of the Notes to Consolidated Financial Statement, "Summary of Significant Accounting Policies," describes generally the Company's accounting policies. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the Company's Consolidated Financial Statements to these critical policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.

      Allowance for Loan Losses. The allowance for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the portfolio. The allowance is based upon management's comprehensive analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The detailed analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The appropriate allowance for loan loss level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared.

      Mortgage Servicing Rights. Mortgage servicing rights are capitalized when acquired through the origination of loans that are subsequently sold with servicing rights retained and are amortized as an offset to servicing income on loans sold in proportion to and over the period of estimated net servicing income. The value of MSRs at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans.

      The estimated fair value is periodically evaluated for impairment by comparing actual cash flows and estimated cash flows from the servicing assets to those estimated at the time servicing assets were originated. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSRs' portfolio. The Company's methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions. For example, the determination of fair value uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on the fair value. Thus, any measurement of MSRs' fair value is limited by the conditions existing and assumptions as of the date made. Those assumptions may not be appropriate if they are applied at different times.

New Accounting Pronouncements

      For a discussion of new accounting pronouncements and their impact on the Company, see Note 1 of the Notes to the Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

Operating Strategy

       The Company is a holding company which operates primarily through its subsidiary, the Bank. The Bank is a community-oriented bank which has traditionally offered a wide variety of savings products to its retail customers while concentrating its lending activities on real estate loans. The primary elements of the Bank's operating strategy include:

      Emphasize Residential Mortgage Lending and Residential Construction Lending. The Bank has historically attempted to establish itself as a niche lender in its primary market areas by focusing a part of its lending activities on the origination of loans secured by one- to- four family residential dwellings, including an emphasis on loans for the construction of residential dwellings. In an effort to meet the credit needs of borrowers in its primary area, the Bank actively originates one- to- four family mortgage loans that do not qualify for sale in the secondary market under FHLMC guidelines. The Bank has also been an active participant in the secondary market, originating residential loans for sale to the FHLMC on a servicing retained basis. The Bank occasionally retains fixed-rate one-to-four family mortgage loans in its portfolio for yield and asset-liability management purposes.

      Diversify Primary Market Area by Expanding Branch Office Network. In an effort to lessen its dependence on the Grays Harbor County market whose economy has historically been tied to the timber and fishing industries, the Bank has opened branch offices in Pierce, King, Thurston and Kitsap Counties. Pierce, King, Thurston and Kitsap Counties contain the Olympia, Bremerton, and Seattle-Tacoma metropolitan areas and their economies are more diversified with the presence of government, aerospace and computer technology industries. In October 2004, the Bank continued its geographic diversification by acquiring two branches in Lewis County as part of a seven-branch acquisition. For additional information see "Item 1, Business - Branch Purchase" and "Market Area."

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

     Emphasize the Origination of Commercial Real Estate and Commercial Business Loans. The Bank established a business banking division in 1998 for the purpose of increasing the Bank's origination of commercial real estate and commercial business loans. Originally, three lenders were hired to staff the division. Currently, a Division Manager and eight lenders are active in the origination of commercial real estate and commercial business loans.

     Increase the Consumer Loan Portfolio. In 2001 the Bank hired a consumer loan specialist to increase the origination of consumer loans. The consumer loans generated since that time have been secured primarily by real estate. The Bank expects to continue expanding its portfolio of consumer loans.

     Pursue Low Cost Core Deposits and Deposit Related Fee Income. The Bank has placed an emphasis on attracting commercial and personal checking accounts. These transactional accounts typically provide a lower cost of funding than certificates of deposit accounts and generate non-interest fee income. The Bank implemented a checking account acquisition program in 2000 to increase these transactional accounts. On October 9, 2004, the Bank increased its transaction account base by acquiring seven branches and the related deposits. For additional information, see "Item 1, Business - Branch Purchase."

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

     Qualitative Aspects of Market Risk. The Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Bank has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the difference between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Bank's interest-earning assets by retaining in its portfolio, short-term loans and loans with interest rates subject to periodic adjustments. The Bank relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Bank promotes transaction accounts and certificates of deposit with terms of up to six years.

     The Bank has adopted a strategy that is designed to substantially match the interest rate sensitivity of assets relative to its liabilities. The primary elements of this strategy involve originating ARM loans for its portfolio, maintaining residential construction loans as a portion of total net loans receivable because of their generally shorter terms and higher yields than other one- to- four family residential mortgage loans, matching asset and liability maturities, investing in short-term securities, originating fixed-rate loans for retention or sale in the secondary market, and retaining the related mortgage servicing rights.

     Sharp increases or decreases in interest rates may adversely affect the Bank's earnings. Based on a rate shock analysis prepared by the FHLB-Seattle, an immediate increase in interest rates of 200 basis points would increase the Bank's projected net interest income by approximately 4.6%, primarily because a larger portion of the Bank's interest rate sensitive assets than interest rate sensitive liabilities would reprice within a one year period. Similarly, an immediate 200 basis point decrease in interest rates would negatively affect net interest income by approximately 12.4%, as repricing would have the opposite effect. See "Quantitative Aspects of Market Risk" below for additional information. Management has sought to sustain the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Bank actively originates adjustable-rate loans for retention in its loan portfolio. Fixed-rate mortgage loans with maturities greater than seven years generally are originated for the immediate or future resale in the secondary mortgage market. At September 30, 2005, adjustable rate mortgage loans and adjustable-rate mortgage-backed securities constituted $254.0 million or 62.2%, of the Bank's total combined mortgage loan and mortgage-backed securities portfolio. Although the Bank has sought to originate ARM loans, the ability to originate such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer fixed-rate loans.

     Consumer loans and construction and land development loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Bank's exposure to fluctuations in interest rates. At September 30, 2005, the construction and land development, and consumer loan portfolios amounted to $112.5 million and $41.6 million, or 25.7% and 9.5% of total loans receivable (including loans held for sale), respectively.

     Quantitative Aspects of Market Risk. Management of the Bank monitors the Bank's interest rate sensitivity through the use of a model provided for the Bank by the FHLB-Seattle. The model estimates the changes in net portfolio value ("NPV") and net interest income in response to a range of assumed changes in market interest rates. The model first estimates the level of the Bank's NPV (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment. In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates. The model then recalculates the Bank's NPV under different interest rate scenarios. The change in NPV under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk. The following table is provided by the FHLB-Seattle based on data at September 30, 2005.

                      Net Interest Income            Current Market Value
 Projected     ------------------------------  ------------------------------
Interest Rate  Estimated  $ Change   % Change  Estimated  $ Change   % Change
  Scenario       Value    from Base  from Base   Value    from Base  from Base
-------------  ---------  ---------  ---------  --------  ---------  ---------
                                  (Dollars in thousands)


   +300        $ 24,530    $ 1,281     5.51%    $ 64,273   $  (389)    (0.60)%
   +200          24,321      1,072     4.61       65,119       457      0.71
   +100          24,037        788     3.39       65,541       879      1.36
   BASE          23,249         --       --       64,662        --        --
   -100          22,534       (715)   (3.07)      63,949      (711)    (1.10)
   -200          20,374     (2,875)  (12.36)      62,660    (2,002)    (3.10)
   -300          17,472     (5,777)  (24.85)      56,881    (7,781)   (12.03)


    Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit decay, and should not be relied upon as indicative of actual results. Furthermore, the computations do not reflect any actions management may undertake in response to changes in interest rates.

    In the event of a 200 basis point decrease in interest rates, the Bank would be expected to experience a 3.1% decrease in NPV and a 12.4% decrease in net interest income. In the event of a 200 basis point increase in interest rates, a 0.7% increase in NPV and a 4.6% increase in net interest income would be expected. Based upon the modeling described above, the Bank's asset and liability structure generally results in decreases in NPV and decreases in net interest income in a declining interest rate scenario. This structure also generally results in increases in net interest income in a rising interest rate environment.

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

Comparison of Financial Condition at September 30, 2005 and September 30, 2004

    The Company's total assets increased 20.1% to $552.8 million at September 30, 2005 from $460.4 million at September 30, 2004 primarily attributable to a $43.5 million increase in net loans receivable, a $29.7 million increase in investment securities (including FHLB stock), and a $9.2 million increase in
cash and due from financial institutions and federal funds sold.   This asset
growth was primarily funded by the net cash received in connection with the acquisition of seven branch offices and related deposits in October 2004. The branch acquisition furthered the Bank's geographic diversification efforts and increased the Bank's deposit market share in existing markets. A majority of the acquired deposit base consisted of checking, savings, and money market accounts which will provide a valuable core deposit base to fund loan growth. During the year, the Bank was successful in deploying a substantial portion of the net cash received in connection with the acquisition into loans and investment securities.

    The Company's tangible capital was reduced by $7.5 million during the year as intangible assets consisting of goodwill and core deposit intangible were recorded in connection with the branch acquisition. The Company also continued to manage its capital level through stock repurchases and dividends to shareholders. During the year the Company repurchased 174,434 shares of its stock for $4.1 million and paid out $2.3 million in dividends to its shareholders.

    A more detailed explanation of the changes in significant balance sheet categories follows.

    Cash and Due from Financial Institutions, Interest Bearing Deposits in Banks, and Federal Funds Sold: Cash and due from financial institutions, interest bearing deposits in banks and federal funds sold increased to $28.7 million from $19.8 million at September 30, 2004 as a portion of the funds from increased deposits were held in these liquid accounts.

    Investments and Mortgage-backed Securities and FHLB Stock: Investments and mortgage-backed securities (including FHLB stock) increased by $29.7 million to $95.4 million at September 30, 2005 from $65.7 million at September 30, 2004, as a portion of the deposits received in connection with the branch acquisition was placed into investment securities. For additional details on investments and mortgage-backed securities see, "Item 1, Business - Investment Activities" and Note 3 of the Notes to the Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

    Loans Receivable and Loans Held for Sale, Net of Allowance for Loan
Losses: Net loans receivable, including loans held for sale, increased by $43.5 million to $388.1 million at September 30, 2005 from $344.6 million at September 30, 2004. The increase in the portfolio was primarily a result of a $16.6 million increase in commercial real estate loans, an $8.8 million increase in consumer loans, a $7.0 million increase in construction loans (net of undisbursed portion), a $5.1 million increase in land loans, a $3.0 million increase in multi-family loans, a $1.9 million increase in one-to-four family mortgage loans, and a $915,000 increase in commercial business loans.

    Loan originations totaled $230.0 million for the year ended September 30, 2005 compared to $201.1 million for the year ended September 30, 2004. The Bank sold loans totaling $26.9 million ($25.4 million in fixed rate one-to-four family mortgage loans and $1.5 million in credit card loans) during the year ended September 30, 2005, compared to $35.7 million in fixed rate one-to-four family mortgage loans sold for the year ended September 30, 2004. For additional information on loan, see "Item 1, Business - Lending Activities" and Note 4 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

    Premises and equipment: Premises and equipment increased $2.0 million to $15.9 million at September 30, 2005 from $13.9 million at September 30, 2004. This increase was primarily attributable to the branch acquisition in October 2004. The acquired offices are located in Toledo, Winlock, Elma, Montesano, Hoquiam, Aberdeen, and Lacey,

Washington. The Bank acquired the real estate for all of these offices with the exception of the facility in Lacey, which is leased. Subsequent to the acquisition, two of the offices were consolidated with existing Bank branch offices. For additional information on premises and equipment, see "Item 2, Properties" and Note 6 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

    Real Estate Owned: Real estate owned ("REO") and other repossessed items increased $88,000 to $509,000 at September 30, 2005 from $421,000 at September 30, 2004. The balance increased as three properties were added and five properties were sold during the year. The REO balance of $509,000 at September 30, 2005 consisted of one commercial real estate property with a book value of $344,000 and five land parcels totaling $165,000. For additional information on REOs, see "Item 1, Business Lending Activities - Nonperforming Assets" and Note 7 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

    Goodwill and Core Deposit Intangible ("CDI"): The amortized value of goodwill and CDI was $7.5 million at September 30, 2005. The Bank recorded goodwill and CDI in connection with the October 2004 acquisition of seven branches and related deposits. For additional information on Goodwill and CDI, see Note 1 and Note 8 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

    Deposits: Deposits increased by $92.1 million to $411.7 million at September 30, 2005 from $319.6 million at September 30, 2004, primarily attributable to the acquisition of $86.5 million in deposits in October 2004. The $92.1 million deposit increase is comprised of a $37.5 million increase in certificate of deposit accounts, a $16.2 million increase in NOW checking accounts, a $16.1 million increase in savings accounts, a $14.6 million increase in non-interest bearing accounts, and a $7.6 million increase in money market accounts. For additional information on deposits, see "Item 1, Business - Deposit Activities and Other Sources of Funds" and Note 9 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

    Federal Home Loan Bank Advances: FHLB advances decreased $3.1 million to $62.4 million at September 30, 2005 from $65.4 million at September 30, 2004, primarily as a result of scheduled amortization payments on existing advances. For additional information on borrowings, see "Item 1, Business - Deposit Activities and Other Sources of Funds - Borrowings" and Note 11 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

    Shareholders' Equity: Total shareholders' equity increased by $1.8 million to $74.6 million at September 30, 2005 from $72.8 million at September 30, 2004, primarily as a result of net income of $6.6 million and a $1.2 million increase to additional paid in capital from the exercise of stock options and the vesting associated with the Bank's benefit plans. Also increasing shareholders' equity were decreases of $537,000 and $529,000 in the equity components related to unearned shares issued to the Management Recognition and Development Plan and the Employee Stock Ownership Plan, respectively. Partially offsetting these increases to shareholders' equity were the repurchase of 174,434 shares of the Company's stock for $4.1 million, the payment of $2.3 million in dividends to shareholders, and a $714,000 increase in accumulated other comprehensive loss.

    On April 7, 2005, the Company announced a plan to repurchase up to 5% of the Company's outstanding shares, or 187,955 shares. This represents the Company's 13th stock repurchase plan. As of September 30, 2005, the Company had repurchased 27,850 of these shares at an average price of $23.16. Cumulatively, the Company has repurchased 3,367,121 (50.9%) of the 6,612,500 shares that were issued when the Company went public in January 1998. These 3,367,121 shares have been repurchased at an average price of $15.39 per share.

Comparison of Financial Condition at September 30, 2004 and 2003

    The Company's total assets increased 2.4% to $460.4 million at September 30, 2004 from $449.6 million at September 30, 2003 primarily due to a $22.4 million increase in net loans receivable and a $5.9 million in investment securities (including FHLB Stock). Partially offsetting these increases was an $18.2 million net decrease in cash and due from financial institutions, interest-bearing deposits in banks, and federal funds sold. The net asset growth was primarily funded by an $11.9 million increase in deposits and a $3.8 million increase in Federal Home Loan Bank borrowings.

    The Bank continued its geographic expansion during the year by opening a new branch in Gig Harbor (Pierce County) and announcing in June 2004 an agreement to purchase seven branch offices and related deposits. The branch acquisition subsequently closed in October 2004 and provided the Bank with additional offices in Grays Harbor County and Thurston County as well as the Bank's first locations in Lewis County.

    The Company continued to manage its capital levels through stock repurchases and dividends to shareholders during the year. The Company's capital was reduced by $4.8 million during the year as 482,016 shares were repurchased for $11.1 million and dividends of $2.3 million were paid to shareholders.

    A more detailed explanation of the changes in significant balance sheet categories follows.

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

    Premises and Equipment: Premises and equipment increased $484,000 to $13.9 million at September 30, 2004 from $13.4 million at September 30, 2003 primarily attributable to the opening of a new branch in Gig Harbor during the year. For additional information on premises and equipment, see Note 6 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

    Real Estate Owned: REO and other repossessed items decreased $837,000 to $421,000 at September 30, 2004 from $1.3 million at September 30, 2003. The balance decreased as ten properties were sold and four properties were added to REO status during the year. For additional information on REOs, see "Item
1, Business   Lending Activities   Nonperforming Assets" and Note 7 of the
Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

    Deposits: Deposits increased by $11.9 million to $319.6 million at September 30, 2004 from $307.7 million at September 30, 2003, primarily attributable to increases of $19.6 million in NOW checking accounts, $8.0 million in non-interest bearing accounts, and $2.2 million in money market accounts. These increases were partially offset by decreases of $16.6 million in certificate of deposit accounts and $1.4 million in savings accounts. The Bank continued to focus on attracting transaction accounts rather than higher-rate certificate of deposit accounts. Transaction accounts represent a stronger core deposit relationship than other types of deposit accounts. For
additional information of deposits, see "Item 1, Business   Deposit Activities
and Other Sources of Funds" and Note 9 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

    Federal Home Loan Bank Advances: FHLB advances increased by $3.8 million to $65.4 million at September 30, 2004 from $61.6 million at September 30, 2003. The increased borrowings were used to fund a portion of the Bank's loan portfolio growth. For additional information on borrowings, see "Item 1,
Business   Deposit Activities and Other Sources of Funds   Borrowings" and
Note 10 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

    Shareholders' Equity: Total shareholders' equity decreased by $4.8 million to $72.8 million at September 30, 2004 from $77.6 million at September 30, 2003, primarily as a result of the repurchase of 482,016 shares of the Company's stock for $11.1 million, the payment of $2.3 million in dividends to shareholders and a $324,000 decrease in accumulated other comprehensive income. Partially offsetting these decreases to equity, were net income of $5.6 million and a $2.2 million increase to additional paid in capital from the exercise of stock options and the vesting of shares associated with the Bank's benefit plans. Also increasing shareholders' equity were decreases of $645,000 and $529,000 in the equity components related to unearned shares issued to the Management Recognition and Development Plan ("MRDP") and the ESOP, respectively, as more shares vested under the MRDP and were released under the ESOP.

Comparison of Operating Results for the Years Ended September 30, 2005 and
2004

    The Company's net income increased by 18.4% to $6.62 million for the year ended September 30, 2005 from $5.59 million for the year ended September 30, 2004. Diluted earnings per share increased by 24.7% to $1.82 for the year ended September 30, 2005 from $1.46 for the year ended September 30, 2004. The improved results were primarily a result of increased net interest income and increased non-interest income, which were partially offset by higher non-interest expenses.

    The increased net interest income was largely a result of an increased loan portfolio and an increased investment securities portfolio. These portfolio increases were primarily funded by the net cash received in connection with the acquisition of seven branch offices and related deposits in October 2004. The acquired deposit base represents a valuable low cost funding source for the Bank as a majority of the deposits consist of checking, savings, and money market accounts. Net interest income was increased as the Bank was successful in deploying a substantial portion of the net cash received from the deposit acquisition into loans and investment securities.

    The increase in non-interest income was primarily a result of increased service charges from deposits and increased ATM transaction fees. These increases were largely a result of an increased transaction account base attributable to the branch acquisition. Non-interest income was also increased during the year as a result of a $264,000 gain from the sale of the Bank's credit card portfolio.

    Partially offsetting the increased net interest income and non-interest income was and increase in non-interest expenses as the Bank operated with a larger branch network and employee base as a result of the branch acquisition. The Company also incurred approximately $253,000 in compliance costs attributable to Section 404 of the Sarbanes-Oxley Act of 2002 during the year ended September 30, 2005.

    A more detailed explanation of the income statement categories is presented below.

    Net Income: Net income for the year ended September 30, 2005 increased $1.03 million to $6.62 million, or $1.82 per diluted share ($1.90 per basic share) from $5.59 million, or $1.46 per diluted share ($1.54 per basic share) for the year ended September 30, 2004. The $0.36 increase in diluted earnings per share for the year ended September 30, 2005 was primarily the result of a $3.11 million ($2.05 million net of income tax - $0.53 per diluted share) increase in net interest income after provision for loan losses, a $1.50 million ($988,000 net of income tax - $0.26 per diluted share) increase in non-interest income, and a lower number of weighted average shares outstanding which increased diluted earnings per share by approximately $0.08. These items were partially offset by a $2.96 million ($1.95 million net of income tax - $0.51 per diluted share) increase in non-interest expense.

    Net Interest Income: Net interest income increased $3.08 million to $22.33 million for the year ended September 30, 2005 from $19.25 million for the year ended September 30, 2004, primarily as a result of increased interest income from a larger interest earning asset base. Total interest income increased $4.37 million to $30.94 million for the year ended September 30, 2005 from $26.57 million for the year ended September 30, 2004 as average total interest earning assets increased by $73.76 million. The increased interest earning asset balances were primarily a result of investing the funds received in connection with the October 2004 acquisition of deposits into loans and investment securities. The increased interest earning balances were partially offset by a reduction in the yield on assets. The yield on earning assets decreased to 6.37% for the year ended September 30, 2005 from 6.45% for the year ended September 30, 2004. The decrease in yield was partially attributable to a change in the composition of interest earning assets as investment securities comprised a higher percentage of the total interest earning asset base during 2005. Also partially offsetting the increased interest income was an increase in interest expense as average interest bearing deposits and borrowings increased. Total interest expense increased by $1.28 million to $8.61 million for the year ended September 30, 2005 from $7.33 million for the year ended September 30, 2004 as average interest
bearing liabilities increased $75.33 million.   As a result of these changes
the net interest margin decreased to 4.60% for the year ended September 30, 2005 from 4.67% for the year ended September 30, 2004.

    Provision for Loan Losses: The provision for loan losses decreased to $141,000 for the year ended September 30, 2005 from $167,000 for the year ended September 30, 2004. The provision for loan losses was lower primarily as a result of changes in the composition of the portfolio, a decrease in the level of loans classified as substandard, and a decrease in the level of actual charge-offs. For the years ended September 30, 2005 and 2004, net charge-offs were $33,000 and $67,000. The net charge-offs to average outstanding loans ratio was 0.01% for the year ended September 30, 2005 and 0.02% for the year ended September 30, 2004.

    The Bank has established a comprehensive methodology for determining the provision for loan losses. On a quarterly basis the Bank performs an analysis taking into consideration pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, historical loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of individual loans on non-accrual status, and other factors to determine the level of allowance for loan losses needed. The allowance for loan losses increased by of $108,000 to $4.10 million at September 30, 2005 from $3.99 million at September 30, 2004. The increased level of the allowance for loan losses was primarily attributable to a larger loan portfolio (loans receivable and loans held for sale), which increased by $43.5 million to $388.1 million at September 30, 2005 from $344.6 million at September 30, 2004. Partially offsetting the increased allowance due to loan portfolio growth, were decreases in the level of loans classified as substandard and changes in the category composition of the loan portfolio. The Bank's $1.5 million credit card portfolio, which historically had the highest charge-off rate, was sold in December 2004.

    Based on the comprehensive methodology, management deemed the allowance for loan losses of $4.10 million at September 30, 2005 (1.05% of loans receivable and 140.09% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. While the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Bank's financial condition and results of operations. For additional information, see "Item 1, Business - Lending Activities Allowance for Loan Losses."

    Non-interest Income: Total non-interest income increased by $1.49 million to $6.07 million for the year ended September 30, 2005 from $4.58 million for the year ended September 30, 2004, primarily as a result of an $895,000 increase in service charges on deposits, a $235,000 increase in ATM transaction fees, a $155,000 increase in income from loan sales (gain on sale of loans and servicing income on loans sold) and an $81,000 distribution from one of the Bank's ATM network associations. The increased service charges on deposits and the increased ATM transaction fees were primarily a result of the increased transaction account base acquired through the branch acquisition in October 2004. The increased income from loan sales was primarily attributable to $264,000 gain from the sale of the Bank's credit card portfolio. The increased income from the credit card portfolio is partially offset by a $109,000 decrease in income from the sale and servicing income on fixed rate one-to four-family mortgages. The ATM network association distribution was cash consideration paid to network association members in connection with the association's merger.

    Non-interest Expense: Total non-interest expense increased by $2.96 million to $18.54 million for the year ended September 30, 2005 from $15.58 million for the year ended September 30, 2004, as the Company operated with a larger branch network as a result of the acquisition of seven branch offices and the associated employees in October 2004. The increase was primarily a result of a $1.40 million increase in salaries and employee benefits, a $367,000 core deposit intangible amortization expense, a $350,000 increase in premises and equipment expenses, a $186,000 increase in postage and courier expense, a $69,000 increase in ATM operating fees and $142,000 in expenses associated with the branch acquisition in October 2004. The increased employee expenses were primarily attributable to the larger employee base resulting from the branch acquisition, annual salary adjustments, and increased medical insurance costs. The Company also incurred approximately $253,000 in compliance related costs attributable to Section 404 of the Sarbanes-Oxley Act of 2002 during the year ended September 30, 2005. The Company's efficiency ratio decreased slightly to 65.27% for the year ended September 30, 2005 from 65.38% for the year ended September 30, 2004.

    Provision for Income Taxes: The provision for income taxes increased $613,000 to $3.11 million for the year ended September 30, 2005 from $2.49 million for the year ended September 30, 2004 primarily as a result of increased income before taxes. The Company's effective tax rate was 31.9% for the year ended September 30, 2005 and 30.8% for the year ended September 30, 2005. The increase in the effective tax rate was primarily a result of a decrease in the percentage of tax exempt income during the current year and tax adjustments relating to the Company's branch acquisition.

Comparison of Operating Results for Years Ended September 30, 2004 and 2003

    The Company's net income decreased by 15.8% to $5.59 million for the year ended September 30, 2004 from $6.64 million for the year ended September 30, 2003. Diluted earnings per share decreased by 12.0% to $1.46 for the year ended September 30, 2004 from $1.66 for the year ended September 30, 2003.
The lower earnings were primarily attributable to decreased income from loan sales and increased non-interest expense, which were partially offset by increased net interest income. Specifically, the $0.20 per diluted share decrease in earnings for the year ended September 30, 2004 was a result of the $1.81 million ($1.19 million net of income tax - $0.32 per diluted share) decrease in non-interest expense, and the $743,000 ($490,000 net of income tax
- $0.13 per diluted share increase in non-interest expense. These items were partially offset by a $1.03 million ($678,000 net of income tax - $0.18 per diluted share) increase in net interest income after provision for loan losses and a lower number of weighted average shares outstanding (due to share repurchases), which increased diluted earnings per share by approximately $0.07.

    The $1.81 million decrease in non-interest income was largely attributable to decreased income from loan sales as mortgage banking activity slowed and the Bank began holding some shorter term fixed-rate one-to four-family mortgage loans in its portfolio. Income from loan sales (gain on sale of loans and servicing income on loans sold) decreased by $1.06 million during the year as the Bank's sale of fixed-rate mortgage loans decreased to $35.7 million for the year ended September 30, 2004 from $108.8 million for the year ended September 30, 2003.

    The $743,000 increase in non-interest expense was primarily attributable to increased employee expenses, increased audit and consulting expenses, and increased premises and equipment expenses. Employee expenses increased by $493,000 primarily as a result of a larger employee base, annual salary adjustments, and increased medical insurance costs.

    The $1.03 million increase in net interest income after provision for loan losses was primarily attributable to decreased funding costs and a decreased provision for loan losses.

    A more detailed explanation of the income statement categories is presented below.

    Net Interest Income: Net interest income increased $847,000 to $19.25 million for the year ended September 30, 2004 from $18.40 million for the year ended September 30, 2003, primarily due to a decrease in the Company's funding
costs.   Total interest expense decreased by $1.62 million to $7.33 million for the year ended September 30, 2004 from $8.95 million for the year ended September 30, 2003 as the Company's total cost of funds decreased to 2.14% from 2.69%.

    Interest expense on deposits decreased $1.40 million to $4.17 million for the year ended September 30, 2004 from $5.57 million for the year ended September 30, 2003 primarily due to lower average rates paid on interest bearing accounts and a change in the composition of average interest bearing deposits. In 2003, certificates of deposits, the Company's highest cost of deposits, comprised 49.3% of average interest bearing deposits. In 2004, certificates of deposit comprised 44.6% of average interest bearing deposits. The change in the composition of the deposit base was a result of the continued focus on attracting transaction accounts rather than higher-rate certificates of deposit. Interest expense on FHLB advances decreased $219,000 to $3.16 million for the year ended September 30, 2004 from $3.38 million for the year ended September 30, 2003, primarily due to a reduction in the average outstanding FHLB advances to $57.78 million for the year ended September 30, 2004 from $61.72 million for the year ended September 30, 2003.

    Partially offsetting the decreased interest expense was a decrease in interest income. Total interest income decreased $774,000 to $26.57 million for the year ended September 30, 2004 from $27.35 million for the year ended September 30, 2003, primarily due to a reduction in average yields on earning assets. The yield on earning assets was 6.45% for the year ended September 30, 2004 compared to 6.71% for the year ended September 30, 2003. As a result of these changes, the net interest margin increased to 4.67% for the year ended September 30, 2004 from 4.52% for the year ended September 30, 2003.

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

    The Bank has established a comprehensive methodology for determining the provision for loan losses. On a quarterly basis the Bank performs an analysis taking into consideration historic loss experience for various loan segments, changes in economic conditions, delinquency rates, and other factors to determine the level of allowance for loan losses needed. The allowance for loan losses had a net increase of $100,000 to $3.99 million at September 30, 2004 from $3.89 million at September 30, 2003. The increased level of the allowance for loan losses was primarily due to a larger loan portfolio (loans receivable and loans held for sale), which increased $22.5 million to $348.6 million at September 30, 2004 from $326.1 million at September 30, 2003. Partially offsetting the increased allowance tied to loan portfolio growth, were changes in the loss factors used in the allowance for loan loss analysis for certain categories. Based on the trends in the historical charge-off and improved economic conditions, the loss factors used in the allowance for loan loss analysis for one-to four-family loans, multi-family loans, commercial real estate loans, land loans, and commercial business loans were decreased during the year.

    Based on the comprehensive methodology, management deemed the allowance for loan losses of $3.99 million at September 30, 2004 (1.14% of loans receivable and 276.8% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. While the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Bank's financial condition and results of operations. For additional information, see "Item 1,
Business   Lending Activities   Allowance for Loan Losses."

    Non-interest Income: Total non-interest income decreased $1.81 million to $4.58 million for the year ended September 30, 2004 from $6.39 million for the year ended September 30, 2003, primarily due to a $1.06 million decrease in income from loan sales (gain on sale of loans and servicing income on loans sold), a $141,000 decrease in gain on sale of securities, a $127,000 decrease in escrow fees, a $104,000 decrease in loan application fees, an $87,000 decrease in ATM transaction fees, an $82,000 decrease in services charges on deposits, and a $68,000 decrease in BOLI income. Income from loan sales decreased as mortgage banking activity slowed and the Bank began holding some fixed rate one-to-four family mortgage loans in its portfolio. The Bank sold $35.7 million in fixed-rate one- to four-mortgages during the year ended September 30, 2004 compared to $108.8 million for the same period a year ago.

    Non-interest Expense: Total non-interest expense increased by $743,000 to $15.58 million for the year ended September 30, 2004 from $14.83 million for the year ended September 30, 2003. The increase is primarily a result of a $493,000 increase in employee expenses, a $91,000 increase in audit and Sarbanes-Oxley related expenses, an $80,000 increase in premises and equipment expenses, and $70,000 in expenses related to the Bank's acquisition of seven
branches  which closed In October 2004.   The increased employee expenses are
primarily due to a larger employee base, annual salary adjustments, and increased medical insurance costs. The number of full-time equivalent employees increased during the year to 195 at September 30, 2004 from 186 at September 30, 2003 as the Bank opened a new branch in Gig Harbor and increased staffing levels in several other departments.

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

     The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented.

                                                      Year Ended September 30,
                     ---------------------------------------------------------------------------------------
                                 2005                          2004                          2003
                     ---------------------------   ---------------------------   ---------------------------
                               Interest                      Interest                      Interest
                     Average     and      Yield/   Average     and      Yield/   Average      and     Yield/
                     Balance   Dividends   Cost    Balance   Dividends   Cost    Balance   Dividends   Cost
                     -------   ---------  ------   -------   ---------  ------   -------   ---------  ------
                                                      (Dollars in thousands)
Interest-earning
 assets:
 Loans receivable
  (1)(2)............ $378,113   $ 27,514   7.28%   $338,752   $24,501    7.23%  $319,583    $25,013   7.83%
 Mortgage-backed and
  investment
  securities (3)....   54,541      1,962   3.60      22,376       934    4.17     16,282        873   5.36
 FHLB stock and equity
  securities (3)....   37,904      1,093   2.88      39,183     1,021    2.61     36,489      1,064   2.92
 Federal funds sold.   11,653        282   2.42         577         8    1.39         --         --     --
 Interest-bearing
  deposits..........    3,405         85   2.50      10,970       107    0.98     35,102        395   1.13
                     --------   --------           --------  --------           --------   --------
 Total interest-
  earning assets...   485,616     30,936   6.37     411,858    26,571    6.45    407,456     27,345   6.71
Non-interest-
 earning assets....    52,786                        37,845                       30,353
                     --------                      --------                     --------
 Total assets......  $538,402                      $449,703                     $437,809
                     ========                      ========                     ========
Interest-bearing liabilities:
 Savings accounts..  $ 61,798        438   0.71%   $ 48,243        342    0.71% $ 47,411        570   1.20
 Money market
  accounts.........    50,337        626   1.24      38,558        439    1.14    43,637        704   1.61
 NOW accounts......    95,471        657   0.69      70,195        544    0.77    45,999        335   0.73
 Certificates
  of deposit.......   148,483      3,701   2.53     126,521      2,843    2.25   133,218      3,961   2.97
 Short-term
  borrowings(4)....     5,875        236   4.02         633         12    1.90        --         --     --
 Long-term
  borrowings (5)...    54,662      2,951   5.40      57,145      3,145    5.50    61,715      3,376   5.47
                     --------   --------           --------    --------         --------   --------
 Total interest
   bearing
   liabilities.....   416,626      8,609   2.07     341,295      7,325    2.15   331,980      8,946   2.69
Non-interest
 bearing
 liabilities.......    48,916                        34,115                                  29,272
                     --------                      --------
  Total
   liabilities.....   465,542                       375,410                                 361,252

Shareholders'
 equity............    72,860                        74,293                                  76,557
                     --------                      --------
  Total liabilities
   and shareholders'
   equity........... $538,402                      $449,703                     $437,809
                     ========                      ========                     ========
Net interest income.            $ 22,327                      $ 19,246                     $ 18,399
                                ========                      ========                     ========
Interest rate
 spread.............                      4.30%                          4.30%                       4.02%
                                        ======                         ======                      ======
Net interest
 margin (6).........                      4.60%                          4.67%                       4.52%
                                        ======                         ======                      ======
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities........                    116.56%                        120.68%                     122.74%
                                        ======                         ======                      ======
-----------------
(1)  Does not include interest on loans 90 days or more past due.  Includes loans originated for sale.
     Amortized net deferred loan fees, late fees, extension fees and prepayment penalties (2005, $2,146;
     2004, $1,718; and 2003, $2,140) included with interest and dividends.
(2)  Average balance includes nonaccrual loans.

                                 (footnotes continued on following page)

                                                     54

(3) For purposes of the computation of average yield on investments available for sale, historical cost balances were utilized, therefore the yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.
(4) Includes FHLB advances with original maturities of less than one year and other short-term borrowings-repurchase agreements.
(5)  Includes FHLB advances with original maturities of one year or greater.
(6)  Net interest income divided by total average interest earning assets.

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


                          Year Ended September 30,    Year Ended September 30,
                          2005 Compared to Year       2005 Compared to Year
                         Ended September 30, 2004    Ended September 30, 2003
                            Increase (Decrease)        Increase (Decrease)
                                 Due to                      Due to
                        -------------------------   --------------------------
                                            Net                         Net
                         Rate    Volume    Change    Rate    Volume    Change
                        ------   ------    ------   ------   ------    ------
                                           (In thousands)
Interest-earning assets:
 Loans receivable (1)... $ 150   $2,863    $3,013  $(2,441)  $1,929   $ (512)
 Investments and
  mortgage-backed
  securities............  (145)   1,173     1,028     (220)     281       61
 FHLB stock and
  equity securities.....   106      (34)       72     (118)      75      (43)
 Federal funds sold.....     1      273       274       --        8        8
 Interest-bearing
  deposits..............    87     (109)      (22)     (61)    (227)    (288)
 Total net change in
  income on interest-
  earning assets........   199    4,166     4,365   (2,840)   2,066     (774)

Interest-bearing liabilities:
 Savings accounts.......    --       96        96     (238)      10     (228)
 NOW accounts...........   (66)     179       113       20      189      209
 Money market accounts..    35      152       187     (167)     (98)    (265)
 Certificate accounts...   219      639       858     (907)    (211)  (1,118)
 Short-term borrowings
  (2)...................    27      197       224       --       12       12
 Long-term borrowings
  (3)...................   (59)    (135)     (194)      21     (252)    (231)
                         -----   ------    ------  -------   ------  -------
 Total net change in
  expense on interest-
  bearing liabilities...   156    1,128     1,284   (1,271)    (350)  (1,621)
                         -----   ------    ------  -------   ------  -------
 Net change in net
  interest income....... $  43   $3,038    $3,081  $(1,569)  $2,416  $   847
                         =====   ======    ======  =======   ======  =======
-------------_
(1) Excludes interest on loans 90 days or more past due. Includes loans originated for sale.

Liquidity and Capital Resources

    The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments on loans and the sale of loans, maturing securities and FHLB advances. While the maturity and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

    The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2005, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 12.24%. At September 30, 2005, the Bank also maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount equal to 30% of total assets, limited by available collateral, under which $62.4 million was outstanding.

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

    The Bank's primary investing activity is the origination of mortgage loans, which includes construction and land development loans. During the years ended September 30, 2005, 2004, and 2003 the Bank originated $190.3 million, $172.4 million and $234.9 million of mortgage loans, respectively. At September 30, 2005, the Bank had mortgage loan commitments totaling $33.3 million and undisbursed loans in process totaling $42.8 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2005 totaled $104.2 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

    The Bank's liquidity is also affected by the volume of loans sold and loan principal payments. During the years ended September 30, 2005, 2004 and 2003, the Bank sold $25.4 million, $35.7 million and $108.8 million in fixed rate, one- to four-family mortgage loans. The Bank also sold $1.5 million in credit card loans during the year ended September 30, 2005. The higher loan sales in 2003 were partially attributable to the refinancing cycle as a result of decreasing interest rates. During the years ended September 30, 2005, 2004 and 2003, the Bank received $160.8 million, $133.9 million and $145.7 million in principal repayments.

    The Bank's liquidity has been impacted by increases in deposit levels. During the years ended September 30, 2005, 2004 and 2003, deposits increased by $92.1 million, $11.9 million and $15.4 million. On October 9, 2004, the Bank acquired $86.3 million in deposits by acquiring seven branches. For additional information, See "Item 1, Business - Branch Purchase" and "Item 2, Properties."

    Investment and mortgage-backed securities and interest bearing deposits increased to $98.4 million at September 30, 2005 from $64.6 million at September 30, 2004.

    Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At September 30, 2005, the Bank was in compliance with all applicable capital requirements. For additional details see the regulatory capital table in Note 21 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data" and "Item 1, Business - Regulation of the Bank - Capital Requirements."

    Contractual obligations. The following table presents, as of September 30, 2005, the Company's significant fixed and determinable contractual obligations, within the categories described below, by payment date or contractual maturity. These contractual obligations, except for the operating lease obligations are included in the Consolidated Balance Sheet. The payment amounts represent those amounts contractually due at September 30, 2005.


                                            Payments due by period
                            --------------------------------------------------
                                               After        After
                                              1 year       3 years
                                     Within   through      through    After
Contractual obligations      Total   1 year   3 years      5 years   5 years
                            ------  --------- ---------   ---------  ---------
                                          (In thousands)
Short-term debt
 obligations.............. $ 8,781   $ 8,781   $    --     $    --   $    --
Long-term debt
 obligations..............  54,353    10,591    19,134       4,628    20,000
Operating lease
 obligations..............     802       184       493         125        --
                           -------   -------   -------     -------   -------
  Total contractual
   obligations............ $63,936   $19,556   $19,627     $ 4,753   $20,000
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

Item 8.  Financial Statements and Supplementary Data

Management's Report on Internal Control Over Financial Reporting

    Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2005. Management's assessment of the effectiveness of the Company's internal control over financial reporting has been audited by McGladrey & Pullen , LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting



        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Timberland Bancorp, Inc.
Hoquiam, Washington

We have audited management's assessment, included in the accompanying Internal Control Assessment, that Timberland Bancorp, Inc. and Subsidiary maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Timberland Bancorp, Inc. and Subsidiary's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that
(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Timberland Bancorp, Inc. and Subsidiary maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Timberland Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Timberland Bancorp, Inc. and Subsidiary and our report dated December 7, 2005 expressed an unqualified opinion.


/s/McGladrey & Pullen, LLP

Tacoma, Washington
December 7, 2005

                 TIMBERLAND BANCORP, INC. AND SUBSIDIARY

                Index to Consolidated Financial Statements



                                                                   Page
                                                                   ----

Report of Independent Registered Public Accounting Firm.........    62
Consolidated Balance Sheets as of September 30, 2005 and 2004... 63 Consolidated Statements of Income For the Years Ended
  September 30, 2005, 2004, and 2003............................    64
Consolidated Statements of Shareholders' Equity For the
  Years Ended September 30, 2005, 2004 and 2003.................    65
Consolidated Statements of Cash Flows For the Years Ended
  September 30, 2005, 2004 and 2003.............................    66
Consolidated Statements of Comprehensive Income For the
  Years Ended September 30, 2005, 2004 and 2003.................    68
Notes to Consolidated Financial Statements......................    69

          Report of Independent Registered Public Accounting Firm



To the Board of Directors
Timberland Bancorp, Inc.
Hoquiam, Washington


We have audited the consolidated balance sheets of Timberland Bancorp, Inc. and Subsidiary as of September 30, 2005, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, cash flows and comprehensive income for each of the three years in the period ended September 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Timberland Bancorp, Inc. and Subsidiary as of September 30, 2005, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Timberland Bancorp, Inc. and Subsidiary's internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 7, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of Timberland Bancorp's internal control over financial reporting and an unqualified opinion on the effectiveness of Timberland Bancorp's internal control over financial reporting.


/s/McGladrey & Pullen, LLP

Tacoma, Washington
December 7, 2005

Consolidated Balance Sheets
------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004
                                                           2005        2004

Assets
  Cash and due from financial institutions            $    20,015  $  15,268
  Interest-bearing deposits in banks                        3,068      3,385
  Federal funds sold                                        5,635      1,180
  Mortgage-backed securities - held to maturity
    (market value $101 and $166)                              104        174
  Investments and mortgage-backed securities -
     available for sale                                    89,595     59,889
  Federal Home Loan Bank stock (at cost)                    5,705      5,682

  Loans receivable, net of allowance for loan
     losses of $4,099 and $3,991                          385,754    343,984
  Loans held for sale                                       2,355        610
                                                          388,109    344,594

  Premises and equipment, net                              15,862     13,913
  Real estate owned and other repossessed items               509        421
  Accrued interest receivable                               2,294      1,828
  Bank owned life insurance (BOLI)                         11,458     11,028
  Goodwill                                                  5,650         --
  Core deposit intangible (CDI)                             1,834         --
  Mortgage servicing rights                                   928        930
  Other assets                                              1,999      2,127

  Total assets                                           $552,765   $460,419

Liabilities and Shareholders' Equity

Liabilities
  Deposits:
     Demand, non-interest-bearing                        $ 51,791   $ 37,150
     Interest-bearing                                     359,874    282,420
     Total deposits                                       411,665    319,570

  Federal Home Loan Bank advances                          62,353     65,421
  Other borrowings:  repurchase agreements                    781         --
  Other liabilities and accrued expenses                    3,324      2,611

  Total liabilities                                       478,123    387,602

Shareholders' Equity
  Preferred stock, $0.01 par value; 1,000,000
    shares authorized; none issued                             --         --
  Common stock, $0.01 par value; 50,000,000
    shares authorized;
    2005- 3,759,937 shares issued and outstanding
    2004- 3,882,070 shares issued and outstanding              38         39
  Additional paid-in capital                               22,040     24,867
  Unearned shares issued to employee stock
    ownership trust                                        (3,833)    (4,362)
  Unearned shares issued to management recognition
    and development plan                                       --       (537)
  Retained earnings                                        57,268     52,967
  Accumulated other comprehensive loss                       (871)      (157)
  Total shareholders' equity                               74,642     72,817

  Total liabilities and shareholders' equity             $552,765   $460,419

See notes to consolidated financial statements.

Consolidated Statements of Income
------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2005, 2004 and 2003
                                                 2005       2004        2003

Interest and Dividend Income
  Loans receivable                            $27,514     $24,501    $25,013
  Investments and mortgage-backed securities    1,962         934        873
  Dividends from investments                    1,093       1,021      1,064
  Interest-bearing deposits in banks              367         115        395
  Total interest and dividend income           30,936      26,571     27,345

Interest Expense
  Deposits                                      5,422       4,168      5,570
  Federal Home Loan Bank advances               3,156       3,157      3,376
  Other borrowings - repurchase agreements         31          --         --
  Total interest expense                        8,609       7,325      8,946

  Net interest income                          22,327      19,246     18,399

Provision for Loan Losses                         141         167        347

  Net interest income after provision for
   loan losses                                 22,186      19,079     18,052

Non-Interest Income
  Service charges on deposits                   2,822       1,927      2,009
  Gain on sale of loans, net                      728         642      1,451
  Gain (loss) on sale of securities available
   for sale, net                                   --          (6)       135
  BOLI net earnings                               430         462        530
  Escrow fees                                     141         140        267
  Servicing income on loans sold                  379         310        561
  ATM transaction fees                            871         636        723
  Other                                           702         465        709
  Total non-interest income                     6,073       4,576      6,385

Non-Interest Expense
  Salaries and employee benefits               10,196       8,794      8,301
  Premises and equipment                        2,229       1,879      1,799
  Advertising                                     797         729        730
  Real estate owned expense (income)                4          (3)       164
  ATM expenses                                    465         396        564
  Postage and courier                             529         343        354
  Amortization of CDI                             367          --         --
  State and local taxes                           436         343        302
  Professional fees                               656         467        270
  Other                                         2,857       2,627      2,348
  Total non-interest expense                   18,536      15,575     14,832

  Income before federal income taxes            9,723       8,080      9,605

Federal Income Taxes                            3,105       2,492      2,966

  Net income                                 $  6,618    $  5,588   $  6,639

Earnings Per Common Share
  Basic                                      $   1.90    $   1.54   $   1.74
  Diluted                                        1.82        1.46       1.66

See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
(Dollars in Thousands)
-----------------------------------------------------------------
Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2005, 2004 and 2003


Consolidated Statements of Shareholders' Equity
-----------------------------------------------------------------
(Dollars in Thousands)

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
                                           Paid-in     Ownership  ment         Retained   Income
                         Shares   Amount   Capital     Trust      Plan         Earnings   (Loss)     Total


Balance, September
 30, 2002            4,340,976     $43      $35,857     ($5,419)   ($1,826)     $45,210     $531    $74,396
Net income                  --      --           --          --         --        6,639       --      6.639
Repurchase of common
 stock                (188,367)     (1)      (3,851)         --         --           --       --     (3,852)
Exercise of stock
 options                99,071       1        1,490          --         --           --       --      1,491
Cash dividends ($.50
 per share)                 --       --          --          --         --       (2,150)      --     (2,150)
Earned ESOP shares          --      120         528          --         --           --      648
Earned MRDP shares          --      159          --         644         --           --      803
Change in fair value of
  securities available
  for sale, net of tax      --       --          --          --         --           --     (364)      (364)

  Balance,
  September 30, 2003 4,251,680       43      33,775      (4,891)     (1,182)
 49,699      167     77,611

Net income                  --       --          --          --          --
  5,588       --      5,588
Repurchase of common
 stock                (482,016)      (5)    (11,074)         --          --
     --       --    (11,079)

Exercise of stock
 options               112,406         1       1,747          --           --         --       --     1,748
Cash dividends ($.57
 per share)                 --         --         --          --           --     (2,320)      --    (2,320)
Earned ESOP shares          --        283        529          --           --         --      812
Earned MRDP shares          --        136         --         645           --         --      781
Change in fair value
 of securities available
 for sale, net of tax       --         --         --          --           --         --     (324)     (324)

  Balance,
  September 30, 2004 3,882,070         39     24,867      (4,362)        (537)    52,967     (157)   72,817

Net income                  --         --         --          --           --      6,618       --     6,618
Repurchase of common
 stock                (174,434)        (2)    (4,062)         --           --         --       --    (4,064)
Exercise of stock
 options                52,301          1        813          --           --         --       --       814
Cash dividends ($.61
 er share)                  --          --        --          --           --     (2,317)      --    (2,317)
Earned ESOP shares          --         293       529          --           --         --      822
Earned MRDP shares          --         129        --         537           --         --      666
Change in fair value of
  securities available
  for sale, net of tax      --          --        --          --           --         --     (714)    (714)

  Balance,
  September 30, 2005 3,759,937         $38    $22,040    ($3,833)        $ --    $57,268    ($871) $74,642

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Dollars in Thousands)
------------------------------------------------------------------------------
Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2005, 2004 and 2003

                                                  2005       2004       2003

Cash Flows from Operating Activities
  Net income                                   $ 6,618     $5,588    $ 6,639
  Noncash revenues, expenses, gains and losses
    included in net income:
     Depreciation                                  933         812        697
     Deferred federal income taxes                  64          69         42
     Amortization of core deposit intangible       367          --         --
     Earned ESOP shares                            822         812        648
     Earned MRDP shares                            666         691        693
     Federal Home Loan Bank (FHLB) stock
      dividends                                    (23)       (228)      (315)
     Gain on sale of real estate owned, net         (5)        (81)        (1)
     (Gain) loss on sale of securities available
      for sale                                      --           6       (135)
     Gain on sale of loans                        (728)       (642)    (1,451)
     Loss on sale of premises and equipment         13          --         --
     Provision for loan and real estate owned
      losses                                       161         206        431
     Loans originated for sale                 (26,528)    (35,350)  (106,652)
     Proceeds from loans held for sale          25,247      36,383    110,263
     Proceeds from credit card portfolio sale      264          --         --
     BOLI net earnings                            (430)       (462)      (530)
  Net change in accrued interest receivable
    and other assets, and other liabilities
    and accrued expenses                           397        (267)      (583)
  Net cash provided by operating activities      7,838       7,537      9,746

Cash Flows from Investing Activities
  Net (increase) decrease in interest-bearing
   deposits in banks                               317      26,126     (4,018)
  Net increase in federal funds sold            (4,455)     (1,180)        --
  Activity in securities held to maturity:
    Maturities and prepayments                      62         105        234
    Purchases                                       --          --       (519)
  Activity in securities available for sale:
    Sales                                           --       1,600      2,064
    Maturities and prepayments                   8,140      10,006      8,595
    Purchases                                  (38,977)    (17,965)   (23,560)
  Increase in loans receivable, net            (42,272)    (23,453)    (3,189)
  Additions to premises and equipment             (837)     (1,296)    (2,462)
  Purchase of branches, net of cash and cash
   equivalent                                   76,630          --         --
  Proceeds from sale of real estate owned          549       1,138        425
  Proceeds from the disposition of premises and
   equipment                                         6          --         --
  Net cash used in investing activities           (837)     (4,919)   (22,430)
(continued)
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(concluded)  (Dollars in Thousands)
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2005, 2004 and 2003


                                                 2005       2004        2003

Cash Flows from Financing Activities
  Increase in deposits                       $  5,600   $  11,898  $  15,356
  Net decrease in FHLB advances - long term      (583)     (6,669)      (154)
  Net increase (decrease) in FHLB advances -
   short term                                  (2,485)     10,485         --
  Net increase in repurchase agreements           781          --         --
  Proceeds from exercise of stock options         814       1,748      1,491
  Repurchase of common stock                   (4,064)    (11,079)    (3,852)
  Payment of dividends                         (2,317)     (2,320)    (2,150)
  Net cash provided (used) by financing
   activities                                  (2,254)      4,063     10,691

  Net increase (decrease) in cash               4,747       6,681     (1,993)

Cash and Due from Financial Institutions
  Beginning of year                            15,268       8,587     10,580

  End of year                                $ 20,015    $ 15,268  $   8,587


Supplemental Disclosures of Cash Flow Information
  Income taxes paid                            $2,370      $2,095   $  2,790
  Interest paid                                 8,362       7,107      9,011

Supplemental Disclosures of Non-Cash Investing
  and Financing Activities
  Market value adjustment of securities
   held for sale,net of tax                   ($  714)    ($  324)   ($  364)
  Loans transferred to real estate owned          625         344      1,157
  Financed sale of real estate owned               --         169         --


Supplemental Disclosures of Branch Purchase
  Premium paid for deposits                   ($7,848)      $  --     $   --
  Fair value of assets acquired                (2,064)         --         --
  Deposits assumed                             86,495          --         --
  Other liabilities assumed                        47          --         --

  Net cash provided by branch purchase        $76,630      $   --     $   --

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2005, 2004 and 2003


                                                 2005        2004       2003

Comprehensive Income
  Net income                                   $6,618      $5,588     $6,639
  Change in fair value of
    securities available for sale,
    net of tax                                   (714)      (324)       (364)

  Total comprehensive income                   $5,904      $5,264     $6,275


See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Timberland Bancorp, Inc. (the Company); its wholly owned subsidiary, Timberland Bank (the
Bank); and the Bank's wholly owned subsidiary, Timberland Service Corp. All significant intercompany transactions and balances have been eliminated.

Nature of Operations

The Company is a holding company which operates primarily through its subsidiary, the Bank. The Bank was established in 1915 and, through its 21 branches located in Grays Harbor, Pierce, Thurston, Kitsap, King and Lewis Counties in Washington State, attracts deposits from the general public, and uses those funds, along with other borrowings, to provide residential real estate, retail and commercial loans to borrowers in western Washington, and to invest in investment securities and mortgage-backed securities.

Consolidated Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and practices within the banking industry. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of mortgage servicing rights.

Certain prior year amounts have been reclassified to conform to the 2005 presentation with no change to net income or shareholders' equity previously reported.

Investments and Mortgage-Backed Securities - Available for Sale

Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest rates, prepayment rates, need for liquidity, and changes in the availability of and the yield of alternative investments, are considered securities available for sale, and are reported at fair value. Fair value is determined using published quotes as of the close of business on reporting dates. Unrealized gains and losses are excluded from earnings, and are reported as a separate component of shareholders' equity, net of the related deferred tax effect, entitled "Accumulated other comprehensive income (loss)." Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings. Amortization of premiums and accretion of discounts are recognized in interest income over period to maturity.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies (continued)

Investments and Mortgage-Backed Securities - Held for Maturity

Debt securities for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method.

Declines in the fair value of individual securities held to maturity and available for sale below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. Management evaluates individual securities for other than temporary impairment on a quarterly basis based on the securities' current credit quality, interest rates, term to maturity and management's intent and ability to hold the securities until the net book value is recovered. Any other than temporary declines in fair value are recognized in the statement of income as loss on sale of investments.

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

Loans Receivable

Loans are stated at the amount of unpaid principal, reduced by the undisbursed portion of construction loans in process, deferred loan origination fees and an allowance for loan losses.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management's comprehensive analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The detailed analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the recorded value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The appropriateness of the allowance for losses on loans is estimated based upon these factors and trends identified by management at the time financial statements are prepared.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004

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

In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, an amendment of SFAS No. 114, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Smaller balance homogenous loans, such as residential mortgage loans and consumer loans, are collectively evaluated for potential loss. When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when, as an alternative, the current fair value of the collateral, reduced by costs to sell, is used. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest and net deferred loan fees or costs), an impairment is recognized by creating or adjusting an allocation of the allowance for loan losses. Uncollected accrued interest is reversed against interest income. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.

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

Interest on Loans and Loan Fees

Interest on loans is accrued daily based on the principal amount outstanding. Allowances are established for uncollected interest on loans for which the interest is determined to be uncollectible. Generally, all loans past due 90 days or more are placed on nonaccrual status and internally classified as substandard. Any interest income accrued at that time is fully reversed. Subsequent collections are applied proportionately to past due principal and interest, unless collectibility of principal is in doubt, in which case all payments are applied to principal. Loans are removed from nonaccrual status only when the loan is deemed current, and the collectibility of principal and interest is no longer doubtful, or on 1-4 family loans, when the loan is less than 90 days delinquent.

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

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies (continued)

Mortgage Servicing Rights

Mortgage servicing rights are capitalized when acquired through the origination of loans that are subsequently sold with the servicing rights retained and are amortized as an offset to servicing income on loans sold in proportion to and over the period of estimated net servicing income. The value of mortgage servicing rights at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans. The estimated fair value is periodically evaluated for impairment by comparing actual cash flows and estimated future cash flows from the servicing assets to those estimated at the time servicing assets were originated. Fair values are estimated using discounted cash flows based on current market rates of interest. For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Company stratifies its capitalized mortgage servicing rights based on product type, interest rate and term of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceed their fair value.

Goodwill

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an infinite useful life and is tested, at least annually, for impairment. An annual review is performed at the end of the third quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. If the fair value exceeds the recorded value, goodwill is not considered impaired and no additional analysis is necessary. As of September 30, 2005, there have been no events or changes in the circumstances that would indicate a potential impairment.

Core Deposit Intangible

The core deposit intangible (CDI) is amortized to non-interest expense using an accelerated method over a ten year period.

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

Real Estate Owned and Other Repossessed Items

Real estate owned consists of properties or assets acquired through or in lieu of foreclosure, and are recorded initially at the lower of cost or fair value of the properties less estimated costs of disposal. Costs relating to development and improvement of the properties or assets are capitalized while costs relating to holding the properties or assets are expensed.

Valuations are periodically performed by management, and an allowance for losses is established by a charge to earnings if the recorded value of a property exceeds its estimated net realizable value.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies (continued)

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Income Taxes

The Company files a consolidated federal income tax return with its subsidiaries. Prior to fiscal year 1997, the Bank qualified under provisions of the Internal Revenue Code which permitted, as a deduction from taxable income, an allowance for bad debts based on a percentage of taxable income.

In 1996, the percentage-of-income bad debt deduction for federal tax purposes was eliminated. In addition, federal tax bad debt reserves which had been accumulated since October 1, 1988, that exceeded the reserves which would have been accumulated based on actual experience, are subject to recapture over a six-year recapture period. As of September 30, 2005, all federal tax bad debt reserves had been recaptured.

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

Cash Equivalents and Cash Flows

The Company considers all amounts included in the balance sheets caption "Cash and due from financial institutions" to be cash equivalents. Cash flows from interest-bearing deposits in banks, federal funds sold, loans, deposits, Federal Home Loan Bank advances short-term, Federal Home Loan Bank advances long-term and other borrowings - repurchase agreements are reported net.

Notes to Consolidated Financial Statements


Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies (concluded)

Advertising

Costs incurred for advertising and marketing are expensed as incurred.


Stock-Based Compensation

At September 30, 2005, the Company has a stock-based option plan, which is described more fully in Note 16. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards granted under this plan, consistent with the method prescribed in SFAS No. 123, the Company's reported and pro forma net income and earnings per share for the years ended September 30 would be as follows (dollars in thousands, except per share amounts):

                                                  2005       2004       2003

Net income, as reported                         $6,618     $5,588     $6,639
Less total stock-based compensation
  expense determined under fair value
  method for all qualifying awards,
  net of tax                                       256        172        224

  Pro forma net income                          $6,362     $5,416     $6,415

Earnings Per Share
  Basic:
    As reported                                 $ 1.90     $ 1.54     $ 1.74
    Pro forma                                     1.83       1.49       1.68
  Diluted:
    As reported                                   1.82       1.46       1.66
    Pro forma                                     1.76       1.41       1.61


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

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised), Share-Based Payment (SFAS 123(R)). This Statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments, or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces existing requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issue to Employees. For the Company, the Statement is effective for the interim reporting period beginning October 1, 2005. Adoption of the Statement will impact the consolidated financial statements by requiring compensation expense to be recorded for the unvested portion of stock options, which have been granted or which are subsequently granted.

In May 2005, FASB issued SFAS No. 154, Accounting Changes for Error Corrections (SFAS No. 154). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transaction requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial statements.



Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances on hand or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The amount of such balances for the years ended September 30, 2005 and 2004 was approximately $10.2 million and $7.0 million, respectively.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004

Note 3 - Investments and Mortgage-Backed Securities

Investments and mortgage-backed securities have been classified according to management's intent (in thousands):


                                             Gross        Gross
                                Amortized    Unrealized   Unrealized   Fair
                                Cost         Gains        Losses       Value

September 30, 2005

Held to Maturity
  Mortgage-backed securities       $   104       $ --      ($3)      $   101

Available for Sale
  Mortgage-backed securities       $23,990      $  78    ($333)      $23,735
  Mutual funds                      32,939         --     (774)       32,165
  U.S. agency securities            33,986         --     (291)       33,695

  Total                            $90,915      $  78  ($1,398)      $89,595

September 30, 2004

Held to Maturity
  Mortgage-backed securities       $   174      $ - -      ($8)      $   166

Available for Sale
  Mortgage-backed securities       $18,193       $236    ($100)      $18,329
  Mutual funds                      32,939        - -     (362)       32,577
  U.S. agency securities             8,994          4      (15)        8,983

  Total                            $60,126       $240    ($477)      $59,889

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004

Note 3 - Investments and Mortgage-Backed Securities (concluded)

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of September 30, 2005 are as follows (in thousands):

                  Less Than 12 Months  12 Months or Longer  Total
                  Fair    Unrealized   Fair    Unrealized   Fair    Unrealized
Description of    Value   Losses       Value   Losses       Value   Losses
 Securities

Mutual funds       $ --      $  --    $32,165    ($774)    $32,165   ($774)
Mortgage-backed
 securities      13,660       (201)     7,250     (132)     20,910    (333)
U.S. agency
 securities      31,732       (254)     1,963      (37)     33,695    (291)

Total           $45,392      ($455)   $41,378    ($943)    $86,770 ($1,398)

The Company has evaluated these securities and has determined that the decline in their value is temporary. The decline in the value is not related to any company or industry specific event. The Company has the ability and intent to hold the investments until the market value recovers.

Mortgage-backed and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral, retail repurchase agreements and other non-profit organization deposits totaled $56,516,000 and $25,228,000 at September 30, 2005 and 2004, respectively.

The contractual maturities of debt securities at September 30, 2005 are as follows (in thousands). Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

                                  Held to Maturity      Available for Sale
                                  Amortized   Fair      Amortized     Fair
                                  Cost        Value     Cost          Value

Due within one year                $   --     $  --     $      --   $    --
Due from one year to five years        --        --        32,782    32,530
Due from five to ten years             --        --         2,180     2,165
Due after ten years                   104       101        23,014    22,735
Mutual funds                           --        --        32,939    32,165

   Total                            $ 104     $ 101      $ 90,915  $ 89,595

There were no gross realized gains or gross realized losses on sales of securities available for sale for the year ended September 30, 2005. For the year ended September 30, 2004 gross realized losses totaled $6,000 and there were no gross realized gains on sales of securities available for sale. For the year ended September 30, 2003 gross realized gains totaled $135,000 and there were no gross realized losses on sales of securities available for sale.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004

Note 4 - Loans Receivable and Loans Held for Sale

Loans receivable and loans held for sale consisted of the following at September 30 (in thousands):

                                                     2005        2004

Mortgage loans:
  One- to four-family                            $ 99,408    $ 99,225
  Multi-family                                     20,170      17,160
  Commercial                                      124,849     108,276
  Construction and land development               112,470     106,241
  Land                                             24,981      19,895
  Total mortgage loans                            381,878     350,797

Consumer loans:
  Home equity and second mortgage                  32,298      23,549
  Other                                             9,330       9,270
  Total consumer loans                             41,628      32,819

Commercial business loans                          12,013      11,098

  Total loans receivable                          435,519     394,714

Less:
  Undisbursed portion of construction
   loans in process                                42,771      43,563
  Deferred loan origination fees                    2,895       3,176
  Allowance for loan losses                         4,099       3,991
                                                   49,765      50,730

  Loans receivable, net                           385,754     343,984

Loans held for sale (one- to four-family)           2,355         610

  Total loans receivable and loans held for
   sale                                          $388,109    $344,594

Certain related parties of the Bank, principally Bank directors and officers, were loan customers of the Bank in the ordinary course of business during the years ended September 30, 2005 and 2004. Activity in related party loans during the years ended September 30 is as follows (in thousands):

                                                     2005        2004

Balance, beginning of year                         $1,467      $1,041
New loans                                               1         484
Repayments                                            (73)        (58)

  Balance, end of year                             $1,395      $1,467

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004

Note 4 - Loans Receivable and Loans Held for Sale (concluded)

At September 30, 2005 and 2004, the Bank had non-accruing loans totaling approximately $2,926,000 and $1,442,000, respectively. At September 30, 2005 and 2004, no loans were 90 days or more past due and still accruing interest. Interest income recognized on a cash basis on non-accrual loans for the years ended September 30, 2005, 2004 and 2003 was $189,000, $43,000 and $50,000,
respectively. The average investment in non-accrual loans for the years ended September 30, 2005 and 2004 was $2,681,000 and $3,432,000, respectively.

An analysis of the allowance for loan losses for the years ended September 30 follows (in thousands):

                                                 2005        2004       2003

Balance, beginning of year                     $3,991      $3,891     $3,630
Provision for loan losses                         141         167        347

Loans charged off                                 (50)        (86)      (168)
Recoveries                                         17          19         82
  Net charge-offs                                 (33)        (67)       (86)

  Balance, end of year                         $4,099      $3,991     $3,891

Following is a summary of information related to impaired loans at September 30 (in thousands):

                                                             2005       2004

Impaired loans without a valuation allowance               $2,601     $1,122
Impaired loans with a valuation allowance                     325        320

                                                           $2,926     $1,442

Valuation allowance related to impaired loans                 $49        $93


Note 5 - Loan Servicing

Loans serviced for the Federal Home Loan Mortgage Corporation and others are not included on the consolidated balance sheets. The principal amounts of those loans at September 30, 2005 and 2004 were $155,864,000 and $165,206,000, respectively.

Following is an analysis of the changes in mortgage servicing rights for the years ended September 30 (in thousands):

                                                 2005        2004       2003

Balance, at beginning of year                    $930   $   1,017       $834
Additions                                         200         273        837
Amortization                                     (202)       (360)      (654)

  Balance, end of year                           $928        $930     $1,017


(continued)

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004

Note 5 - Loan Servicing (concluded)

At September 30, 2005 and 2004, the fair value of mortgage servicing rights totaled $1,433,000 and $1,718,000 which was estimated using a premium rate of 9.62% and 9.34% and a prepayment speed factor of 313 and 250. There was no valuation allowance at September 30, 2005 or 2004.


Note 6 - Premises and Equipment

Premises and equipment consisted of the following at September 30 (in thousands):

                                                             2005       2004

Land                                                    $   3,760   $  3,239
Buildings and improvements                                 12,508     11,321
Furniture and equipment                                     5,175      4,653
Property held for future expansion                            293        253
Construction and purchases in progress                        426        213
                                                           22,162     19,679
Less accumulated depreciation                               6,300      5,766

  Total premises and equipment                            $15,862    $13,913

The Bank leases premises under operating leases. Rental expense of leased premises was $199,000, $171,000, and $109,000 for September 30, 2005, 2004 and
2003, respectively, which is included in premises and equipment expense.

Minimum net rental commitments under noncancellable leases having an original or remaining term of more than one year for future years ending September 30 are as follows (in thousands):

2006                                                                    $184
2007                                                                     184
2008                                                                     184
2009                                                                     125
2010                                                                     125


  Total minimum payments required                                       $802

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004

Note 7 - Real Estate Owned and Other Repossessed Items

Real estate owned and other repossessed items consisted of the following at September 30 (in thousands):

                                                             2005       2004

Real estate acquired through foreclosure                     $509       $403
Items acquired through repossession                            --         18

  Total real estate owned and other repossessed items        $509       $421




Note 8 - Core Deposit Intangibles (CDI)

During the year ended September 30, 2005, the Company recorded a core deposit intangible of $2,201,000 in connection with the October 2004 acquisition of seven branches and related deposits. Net unamortized core deposit intangible totaled $1,834,000 at September 30, 2005. Amortization expense related to the core deposit intangible during the year ended September 30, 2005 totaled $367,000.

Amortization expense for the core deposit intangible for future years ending September 30 is estimated to be as follows (in thousands):

    2006                                                     $   328
    2007                                                         285
    2008                                                         249
    2009                                                         217
    2010                                                         190
After 2011                                                       565

    Total                                                     $1,834

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004

Note 9 - Deposits

Deposits consisted of the following at September 30 (in thousands):

                                                             2005       2004

Non-interest-bearing                                    $  51,791  $  37,150
NOW checking                                               93,478     77,242
Savings                                                    64,274     48,200
Money market accounts                                      49,295     41,652
Certificates of deposit                                   152,827    115,326

  Total deposits                                         $411,665   $319,570

Certificates of deposit of $100,000 or greater totaled $35,209,000 and $22,041,000 at September 30, 2005 and 2004, respectively.


Scheduled maturities of certificates of deposit for future years ending September 30 are as follows (in thousands):

2006                                                                $104,163
2007                                                                  30,769
2008                                                                   8,642
2009                                                                   5,293
2010                                                                   3,810
Thereafter                                                               150

  Total                                                             $152,827

Interest expense by account type is as follows for the years ended September 30 (in thousands):

                                                 2005        2004       2003

NOW checking                                  $   657     $   544    $   335
Savings                                           438         342        570
Money market accounts                             625         439        704
Certificates of deposit                         3,702       2,843      3,961

  Total                                        $5,422      $4,168     $5,570

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004

Note 10 - Other Borrowings - Repurchase Agreements

Other borrowings at September 30, 2005 consisted of overnight repurchase agreements with customers totaling $781,000.


Information concerning repurchase agreements is summarized as follows at September 30, 2005 (dollars in thousands):



  Average daily balance during the period           $  1,345
  Average daily interest rate during the period         2.30%
  Maximum month-end balance during the period          2,102
  Weighted average rate at end of period                3.14%

  Securities underlying the agreements at the end of period:
    Carrying value                                $   1,803
    Fair value                                        1,803


The securities underlying the agreements at September 30, 2005 were under the Company's control in safekeeping at third-party financial institutions.


Note 11 - Federal Home Loan Bank (FHLB) Advances and Other Borrowing Lines

   The Bank has long- and short-term borrowing lines with the Federal Home Loan Bank of Seattle with total credit on the lines equal to 30% of the Bank's total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. FHLB advances consisted of the following at September 30 (in thousands):


                                                       2005           2004

Short-term
                                                   $  8,000        $ 10,485
Long-term
                                                     54,353          54,936

  Total
                                                   $ 62,353        $ 65,421




(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004

Note 11 - Federal Home Loan Bank Advances and Other Borrowing Lines
(concluded)

   The short-term borrowing as of September 30, 2005 matures in April 2006 and bears interest at 3.79%. The long-term borrowings mature at various dates through January 2011, bear interest at rates ranging from 4.16% to 6.55%, and advances totaling $5,353,000 have monthly payments aggregating $5,000 plus interest. Under the Advances, Security and Deposit Agreement, virtually all of the Bank's assets, not otherwise encumbered, are pledged as collateral for advances. Principal reductions due for future years ending September 30 are as follows (in thousands):

2006                                                               $  10,591
2007                                                                   4,064
2008                                                                  15,070
2009                                                                   4,628
2010                                                                      --
Thereafter                                                            20,000

                                                                     $54,353

   In addition, the Bank has a $10,000,000 overnight borrowing line with Pacific Coast Banker's Bank. The borrowing line may be reduced or withdrawn at any time. As of September 30, 2004 and 2005 the Bank did not have any outstanding advances on this borrowing line.

Note 12 - Other Liabilities and Accrued Expenses

Other liabilities and accrued expenses comprise the following at September 30 (in thousands):

                                                           2005       2004

Accrued deferred compensation and  profit
 sharing plans payable                                  $ 1,077    $   925
Accrued interest payable on deposits and FHLB advances      708        461
Accounts payable and accrued expenses - other             1,539      1,225

  Total other liabilities and accrued expenses           $3,324     $2,611


Note 13 - Federal Income Taxes

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


(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004

Note 13 - Federal Income Taxes (continued)

The components of the provision for income taxes at September 30 are as follows (in thousands):

                                         2005        2004        2003

Current                                $3,041      $2,423      $2,924
Deferred                                   64          69          42

  Total federal income taxes           $3,105      $2,492      $2,966


The components of the Company's prepaid federal income taxes and net deferred tax assets included in other assets as of September 30 are as follows (in thousands):


                                                      2005       2004

Prepaid federal income taxes                       $   259     $  705
Net deferred tax assets                              1,054        750

    Total                                          $ 1,313     $1,455

The components of the Company's deferred tax assets and liabilities at September 30 are as follows (in thousands):

                                                       2005       2004

Deferred Tax Assets
  Accrued interest on loans                       $      53    $    11
  Accrued vacation                                      127        106
  Deferred compensation                                  89         92
  Unearned ESOP shares                                  420        404
  Allowance for possible losses                       1,466      1,394
  CDI                                                    77         --
  Unearned MRDP shares                                   --         38
  Net unrealized securities losses                      449         81
  Acquisition costs                                      --          8
  Total deferred tax assets                           2,681      2,134

Deferred Tax Liabilities
  FHLB stock dividends                                  906        898
  Depreciation                                          281        232
  Goodwill                                              132         --
  Certificate of deposit valuation                       19         --
  Mortgage servicing rights                             289        254
  Total deferred tax liabilities                      1,627      1,384

  Net deferred tax assets                            $1,054    $   750

(continued)
                                   85

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004

Note 13 - Federal Income Taxes (concluded)

The provision for federal income taxes differs from that computed at the statutory corporate tax rate as follows (dollars in thousands):

                            2005               2004            2003
                            Amount   Percent   Amount  Percent Amount Percent

Taxes at statutory rate     $3,403    35.0%    $2,828    35.0%  $3,362  35.0%
BOLI income                   (151)   (1.6)      (162)   (2.0)    (185) (1.9)
Other - net                   (147)   (1.5)      (174)   (2.2)    (211) (2.2)

  Federal income taxes      $3,105    31.9%    $2,492    30.8%  $2,966  30.9%


Note 14 - Profit Sharing Plans

The Bank has established a 401(k) profit sharing plan for employees who meet the eligibility requirements set forth in the plan. Eligible employees may contribute up to the IRS maximum. Contributions by the Bank are at the discretion of the board of directors. Bank contributions totaled $641,000, $524,000 and $497,000 for the years ended September 30, 2005, 2004 and 2003, respectively.

In addition, the Bank has an employee bonus plan based on net income. Bonuses accrued for the years ended September 30, 2005, 2004 and 2003 totaled $215,000, $175,000 and $261,000, respectively.


Note 15 - Employee Stock Ownership Plan

In 1998, the Bank established an Employee Stock Ownership Plan (ESOP) that benefits employees with at least one year of service who are 21 years of age or older. The ESOP may be funded by Bank contributions in cash or stock. Employee vesting occurs over six years. The amount of the annual contribution is discretionary, except that it must be sufficient to enable the ESOP to service its debt. All dividends received by the ESOP are used to pay debt service. As of September 30, 2005, 32,482 ESOP shares had been distributed to participants.

In January 1998, the ESOP borrowed $7,930,000 from the Company to purchase 529,000 shares of common stock of the Company. The loan will be repaid primarily from the Company's contributions to the ESOP over 15 years. The interest rate on the loan is 8.5%. The balance of the loan at September 30, 2005 was $5,032,000.

Shares held by the ESOP as of September 30 were classified as follows:

                                                   2005      2004       2003

Unallocated shares                              255,682   290,949    326,216
Shares released for allocation                  240,836   217,159    185,826

  Total ESOP shares                             496,518   508,108    512,042


(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004


Note 15 - Employee Stock Ownership Plan (concluded)

The approximate fair market value of the Bank's unallocated shares at September 30, 2005, 2004 and 2003, was $5,932,000, $6,829,000 and $7,797,000,
respectively. Compensation expense recognized under the ESOP was $516,000, $524,000 and $454,000 for the years ended September 30, 2005, 2004 and 2003, respectively.



Note 16 - Stock Options

Under the Company's stock option plans, the Company may grant options for up to 811,250 shares of common stock to certain key employees and directors. The exercise price of each option equals the fair market value of the Company's stock on the date of grant. An option's maximum term is ten years. Options vest in annual installments of 10% on each of the ten anniversaries from the date of grant. If certain Company performance criteria are met vesting will be accelerated to 20% per year. These criteria were not met in 2005, but were met in 2004 and 2003. At September 30, 2005, options for 139,208 shares are available for future grant under these plans.

The fair value of stock-based awards to employees and directors is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions.


                          Risk Free       Expected     Expected   Expected
                          Interest Rate   Life (Years) Dividends  Volatility

Fiscal 2004                  3.6%           8            2.4%         21.5%
Fiscal 2003                  3.4            8            2.5          24.1



Their were no options granted in 2005. The average fair value of options granted in 2004 and 2003 was $5.25 and $4.62, respectively.





(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004

Note 16 - Stock Options (concluded)


Stock option activity is summarized in the following table:

                                                                 Weighted
                                                                 Average
                                                   Number of     Exercise
                                                   Shares        Price

Outstanding September 30, 2002                     568,350      $12.27
Grants                                              30,840       19.37
Options exercised                                  (99,071)      12.02
  Outstanding September 30, 2003                   500,119       12.75

Grants                                              28,338       23.06
Options exercised                                 (112,406)      12.11
Forfeited                                           (1,339)      12.00
  Outstanding September 30, 2004                   414,712       13.63

Options exercised                                  (52,301)      12.01
  Outstanding September 30, 2005                   362,411       13.86


Additional information regarding options outstanding at September 30, 2005 is as follows:


                              Options Outstanding      Options Exercisable
                              ---------------------   ----------------------
                Weighted
                Average                    Weighted                 Weighted
Range of        Remaining                  Average                  Average
Exercise        Contractual   Number       Exercise   Number        Exercise
Prices          Life (Years)  Outstanding  Price      Exercisable   Price

$12.00 - 12.38     3.4         257,894     $12.01      256,394      $12.01
 13.59 - 14.90     5.7          33,339      14.70       23,337       14.70
 15.20 - 15.96     6.5          12,000      15.56        4,500       15.45
 19.05             7.4          28,340      19.05        8,502       19.05
 22.92 - 23.25     8.3          30,838      23.06       30,838       23.06

                   4.4         362,411     $13.86      323,571      $13.49

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004


Note 17 - Deferred Compensation/Non-Competition Agreement and Employee Severance Compensation Agreement

The Bank has a deferred compensation/noncompetition arrangement with its former chief executive officer which will provide monthly payments of $2,000 per month upon retirement. Payments under this agreement began in March 2004 and will continue until his death, at which time payments will continue to his surviving spouse until the earlier of her death or for 60 months. The present value of the payments as of September 30, 2005 and 2004, $201,000 and $225,000, respectively, has been accrued under the agreement and is included in other liabilities on the consolidated balance sheets.

In connection with the January 1998 mutual to stock conversion, the Bank adopted an Employee Severance Compensation Plan, which expires in ten years, to provide benefits to eligible employees in the event of a change in control of the Company or the Bank (as defined in the plan). In general, all employees with two or more years of service will be eligible to participate in the plan. Under the plan, in the event of a change in control of the Company or the Bank, eligible employees who are terminated or who terminate employment (but only upon the occurrence of events specified in the plan) within 12 months of the effective date of a change in control would be entitled to a payment based on years of service with the Bank. The maximum payment for any eligible employee would be equal to 24 months of their current compensation.


Note 18 - Management Recognition and Development Plan

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

The MRDP allows for the issuance to participants of up to 264,500 shares of the Company's common stock. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. On July 26, 2001, the Company awarded 204,927 shares under the MRDP to employees and directors. No shares were awarded during the years ended September 30, 2005 and 2004.
Awards under the MRDP were made in the form of restricted shares of common stock that are subject to restrictions on the transfer of ownership. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participants was recognized over a five-year vesting period, with 20% vesting immediately upon grant. At September 30, 2005, participants were fully vested in all shares awarded. Compensation expense related to the MRDP was $556,000, $691,000 and $693,000 for the years ended September 30, 2005, 2004 and 2003, respectively.


Note 19 - Commitments and Contingencies

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk not recognized on the consolidated balance sheets.

(continued)
                                    89

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004


Note 19 - Commitments and Contingencies (concluded)

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of the Bank's commitments at September 30 is as follows (in thousands):

                                                    2005        2004

Commitments to extend credit                     $33,250     $31,333

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

Because of the nature of its activities, the Company is subject to various pending and threatened legal actions which arise in the ordinary course of business. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the financial position of the Company.


Note 20   Significant Concentrations of Credit Risk

Most of the Bank's lending activity is with customers located in the state of Washington and involves real estate. At September 30, 2005, the Bank had $416,531,000 (including $42,771,000 of undisbursed construction loan proceeds) in loans secured by real estate, which represents 95.1% of the total loan portfolio. The real estate loan portfolio is primarily secured by one- to four-family properties, multi-family properties, undeveloped land, and a variety of commercial real estate property types. At September 30, 2005, there were no concentrations of real estate loans to a specific industry or secured by a specific collateral type that equaled or exceeded 20% of the Bank's total loan portfolio, other than loans secured by one-to four-family properties. The ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region and the impact of those changes on the real estate market. The Bank typically maintains loan-to-value ratios of no greater than 90% on real estate loans.

The Bank believes its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks. Collateral and / or guarantees are required for all loans.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004

Note 21 - Regulatory Matters

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

At September 30, 2005, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

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

                                                          To be Well
                                                          Capitalized
                                                          Under Prompt
                                        Capital           Corrective
                                        Adequacy          Action
                    Actual              Purposes          Provisions
                    Amount     Ratio    Amount    Ratio   Amount         Ratio

September 30, 2005
 Tier 1 capital
  (to average assets):
   Consolidated     $67,074    12.3%    $21,833    4.0%      N/A          N/A
   Timberland Bank   58,224    10.7      21,783    4.0   $27,229          5.0%
 Tier 1 capital
  (to risk-weighted
   assets):
   Consolidated      67,074    16.8      15,936    4.0       N/A          N/A
   Timberland Bank   58,224    14.7      15,838    4.0    23,757          6.0
 Total capital (to
   risk-weighted
   assets):
   Consolidated      71,173     17.9     31,873    8.0       N/A          N/A
   Timberland Bank   62,323     15.7     31,677    8.0    39,596         10.0

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


(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004

Note 21 - Regulatory Matters (concluded)

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


Note 22 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - September 30
(In Thousands)

                                                        2005           2004

Assets
  Cash and due from financial institutions          $    229      $      137
  Interest-bearing deposits in banks                     414             670
  Investments and mortgage-backed securities
   (available for sale)                                2,084           2,109
  Loan receivable from Bank                            5,032           5,515
  Investment in Bank                                  65,777          63,628
  Other assets                                         1,223             828

  Total assets                                       $74,759         $72,887


Liabilities and Shareholders' Equity
  Accrued expenses                                   $    117        $    70
  Shareholders' equity                                 74,642         72,817

  Total liabilities and shareholders' equity          $74,759        $72,887



(continued)
                                   92

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004

Note 22 - Condensed Financial Information - Parent Company Only (continued)

Condensed Statements of Income - Years Ended September 30
(In Thousands)

                                                  2005       2004       2003

Operating Income
  Interest-bearing deposits in banks        $       11   $      9    $    12
  Interest on loan receivable from Bank            454        494        528
  Dividends on investments                          66         63         88
  Loss on sale of investment securities
   available for sale                               --         (6)        --
  Dividends from Bank                            5,029      9,169      6,650
  Total operating income                         5,560      9,729      7,278

Operating Expenses                                 460        507        329

  Income before income taxes and equity
  in undistributed income of Bank                5,100      9,222      6,949

Income Taxes (Benefit)                             (96)       (77)        16

  Income before equity in undistributed
   income of Bank                                5,196      9,299      6,933

Equity in Undistributed Income of Bank
  (Dividends in Excess of Income of Bank)        1,422     (3,711)      (294)

  Net income                                    $6,618     $5,588     $6,639








(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004

Note 22 - Condensed Financial Information - Parent Company Only (concluded)

Condensed Statements of Cash Flows - Years Ended September 30
(In Thousands)

                                                   2005       2004       2003

Cash Flows from Operating Activities
  Net income                                    $ 6,618     $5,588    $ 6,639
  Adjustments to reconcile net income
   to net cash provided:
   (Equity in undistributed income of
     Bank) dividends in excess of income
     of Bank                                     (1,422)     3,711        294
     ESOP shares earned                             822        781        648
     MRDP shares earned                             666        812        803
     Loss on sale of securities available
      for sale                                       --          6         --
     Other, net                                    (340)      (480)      (291)
  Net cash provided by operating activities       6,344     10,418      8,093

Cash Flows from Investing Activities
  Net (increase) decrease in interest-bearing
   deposits in banks                                256        682     (1,093)
  Investment in Bank                             (1,424)    (1,499)    (1,515)
  Proceeds from sales of securities available
   for sale                                          --      1,600         --
  Principal repayments on loan receivable from
   Bank                                             483        444        408
  Net cash provided by (used in) investing
   activities                                      (685)     1,227     (2,200)

Cash Flows from Financing Activities
  Decrease in note payable                           --         --     (1,290)
  Proceeds from exercise of stock options           814      1,748      1,491
  Repurchase of common stock                     (4,064)   (11,079)    (3,852)
  Payment of dividends                           (2,317)    (2,320)    (2,150)
  Net cash used in financing activities          (5,567)   (11,651)    (5,801)

  Net increase (decrease) in cash                    92        (6)         92

Cash and Due from Financial Institutions
  Beginning of year                                 137        143         51

  End of year                                   $   229    $   137   $    143

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004

Note 23 - Earnings Per Share Disclosures

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

                                                    2005      2004       2003

Basic EPS Computation
  Numerator - net income                          $6,618    $5,588     $6,639
  Denominator - weighted average common
   shares outstanding                          3,475,400 3,637,510  3,814,344

  Basic EPS                                        $1.90     $1.54      $1.74


Diluted EPS Computation
  Numerator - net income                          $6,618    $5,588     $6,639

  Denominator - weighted average common
   shares outstanding                          3,475,400 3,637,510  3,814,344
  Effect of dilutive stock options               132,732   161,808    158,238
  Effect of dilutive MRDP shares                  19,857    28,679     31,619
  Weighted average common shares outstanding-
   assuming dilution                           3,627,989 3,827,997  4,004,201

  Diluted EPS                                      $1.82     $1.46      $1.66

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004

Note 24 - Comprehensive Income

Net unrealized gains and losses included in comprehensive income were computed as follows for the years ended September 30 (in thousands):

                                                    Tax
                                      Before-Tax   (Benefit)   Net-of-Tax
                                      Amount        Expense    Amount

2005
  Unrealized holding losses arising
   during the year                    ($1,083)       ($369)     ($714)

  Net unrealized losses               ($1,083)       ($369)     ($714)


2004
  Unrealized holding losses arising
   during the year                      ($497)       ($169)     ($328)
  Reclassification adjustment for
   gains included in net income             6            2          4

  Net unrealized losses                 ($491)       ($167)     ($324)

2003
  Unrealized holding gains arising
   during the year                      ($417)       ($142)     ($275)
  Reclassification adjustment for
    losses included in net income        (135)         (46)       (89)

  Net unrealized gains                  ($552)       ($188)     ($364)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004

Note 25 - Fair Value of Financial Instruments

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

   Federal Home Loan Bank Stock
   The recorded value of stock holdings approximates fair value.

   Loans Receivable and Loans Held for Sale
   Fair value of loans is estimated for portfolios of loans with similar financial characteristics. Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities. Prepayments are based on the historical experience of the Bank. Loans held for sale has been based on quoted market prices.

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

   Other Borrowings: Repurchase Agreements
   The recorded value of repurchase agreements approximates fair value.

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

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004

Note 25 - Fair Value of Financial Instruments (concluded)

The estimated fair value of financial instruments at September 30 were as follows (in thousands):

                                       2005                  2004
                                       Recorded   Fair       Recorded    Fair
                                       Amount     Value      Amount      Value

Financial Assets
  Cash and due from financial
    institutions and interest-
    bearing deposits in banks          $23,083     $23,083  $18,653    $18,653
  Federal funds sold                     5,635       5,635    1,180      1,180
  Investments and mortgage-backed
    securities                          89,699      89,696   60,063     60,055
  Federal Home Loan Bank stock           5,705       5,705    5,682      5,682
  Loans receivable                     388,109     387,086  344,594    342,700
  Accrued interest receivable            2,294       2,294    1,828      1,828


Financial Liabilities
  Deposits                            $411,665    $412,115 $319,570   $319,909
  Federal Home Loan Bank advances -
    short term                           8,000       8,000   10,485     10,485
  Federal Home Loan Bank advances -
    long term                           54,353      55,421   54,936     58,435
  Other borrowings: repurchase
    agreements                             781         781       --         --
  Accrued interest payable                 708         708      461        461

The Bank assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair value of the Bank's financial instruments will change when interest rate levels change and that change may either be favorable or unfavorable to the Bank. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed interest rate obligations are less likely to prepay in a rising interest rate environment and more likely to prepay in a falling interest rate environment. Conversely, depositors who are receiving fixed interest rates are more likely to withdraw funds before maturity in a rising interest rate environment and less likely to do so in a falling interest rate environment. Management monitors interest rates and maturities of assets and liabilities, and attempts to minimize interest rate risk by adjusting terms of new loans, and deposits and by investing in securities with terms that mitigate the Bank's overall interest rate risk.


Note 26 - Stock Repurchase Plan

In April 2005, the Company initiated a stock repurchase plan for the purchase of 187,955 shares of stock. As of September 30, 2005, 27,850 shares have been repurchased. The remainder is anticipated to be purchased during the year ending September 30, 2006.

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004

Note 27 - Subsequent Event

On October 25, 2005, the board of directors approved a dividend in the amount of $0.16 per share to be paid on November 23, 2005 to shareholders of record as of November 9, 2005.



Note 28 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data are presented for the quarters ended (in thousands, except per share amounts):

                           September 30,   June 30,   March 31, December 31
                                2005         2005       2005       2004

Interest and dividend income   $8,166      $8,037      $7,430    $7,303
Interest expense               (2,443)     (2,228)     (2,004)   (1,934)
  Net interest income           5,723       5,809       5,426     5,369

Provision for loan losses         (25)        (96)        (20)       - -
Non-interest income             1,647       1,548       1,340     1,538
Non-interest expense           (4,640)     (4,465)     (4,671)   (4,760)

  Income before income taxes    2,705       2,796       2,075     2,147

Federal income taxes              867         961         624       653

  Net income                   $1,838      $1,835      $1,451    $1,494

Basic earnings per share       $0.533      $0.537      $0.415    $0.420
Diluted earnings per share      0.513       0.513       0.398     0.401


(continued)

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2005 and 2004

Note 28 - Selected Quarterly Financial Data (Unaudited) (concluded)

                             September 30,  June 30,   March 31,  December 31
                                 2004         2004       2004       2003

Interest and dividend income   $6,671      $6,592      $6,590    $6,718
Interest expense               (1,743)     (1,711)     (1,892)   (1,979)
  Net interest income           4,928       4,881       4,698     4,739

Provision for loan losses         (73)        (14)        (30)      (50)
Non-interest income             1,078       1,118       1,245     1,135
Non-interest expense           (4,012)     (3,894)     (3,843)   (3,826)

  Income before income taxes    1,921       2,091       2,070     1,998

Federal income taxes              588         645         647       611

  Net income                   $1,332      $1,446      $1,423    $1,387

Basic earnings per share        $.380        $.414      $.384     $.361
Diluted earnings per share       .363         .394       .365      .341

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

    Not applicable.

Item 9A.  Controls and Procedures
---------------------------------

    (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this annual report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is
(i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and
(ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

    (b) Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not de detected.

    Management's Report on Internal Control Over Financial Reporting is included in this Form 10-K under Part II, Item 8, "Financial Statements and Supplementary Data."

Item 9B.  Other Information
---------------------------

    None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

    The information contained under the section captioned "Proposal I - Election of Directors" is included in the Company's Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

    For information regarding the executive officers of the Company and the Bank, see "Item 1. Business - Executive Officers."

Compliance with Section 16(a) of the Exchange Act

    The information contained under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" is included in the Company's Proxy Statement and is incorporated herein by reference.

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

Code of Ethics

    The Board of Directors ratified its Code of Ethics for the Company's officers (including its senior financial officers), directors and employees during the year ended September 30, 2005. The Code of Ethics requires the Company's officers, directors and employees to maintain the highest standards of professional conduct. The Company's Code of Ethics was filed as an exhibit to its Annual Report on Form 10-K for the year ended September 30, 2003.

Item 11.  Executive Compensation
--------------------------------

    The information contained under the sections captioned "Executive Compensation," "Directors' Compensation" and "Compensation Committee Interlocks and Insider Participation" is included in the Company's Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
------------------------------------------------------------------------------

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

           (d) Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Company's equity compensation plans as of September 30, 2005.

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
                         (a)                  (b)                  (c)


Equity compensation
 plans approved by
 security holders:
 Management
  Recognition and
  Development Plan...       --                   --               59,573
 1999 Stock Option
  Plan...............  350,280               $13.54                1,339
 2003 Stock Option
  Plan...............   12,131                23.25              137,869

Equity compensation
 plans not approved
 by security
 holders.............       --                   --                   --
                      --------              -------              -------
   Total.............  362,411               $13.86              198,781
                      ========              =======              =======

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

    The information contained under the section captioned "Certain Relationships and Related Transactions" is included in the Company's Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services
------------------------------------------------

    The information contained under the section captioned "Independent Auditors" is included in the Company's Proxy Statement and is incorporated herein by reference.

                             PART IV

Item 15.  Exhibits and Financial Statement Schedules
----------------------------------------------------

    (a)     Exhibits

            3.1   Articles of Incorporation of the Registrant (1)
            3.2   Bylaws of the Registrant (1)
            3.3   Amendment to Bylaws(2)
           10.1   Employee Severance Compensation Plan (3)
           10.2   Employee Stock Ownership Plan (3)
           10.3   1999 Stock Option Plan (4)
           10.4   2003 Stock Option Plan (5)
           10.5   Form of Incentive Stock Option Agreement
           10.6   Form of Non-qualified Stock Option Agreement
           10.7   Management Recognition and Development Plan (4)
           10.8   Form of Management Recognition and Development Award
                    Agreement
           14     Code of Ethics (6)
           21     Subsidiaries of the Registrant
           23     Consent of Accountants

           31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
           31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
           32     Certification Pursuant to Section 906 of the Sarbanes-Oxley
                    Act
-------------
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817).
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2002.
(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(4) Incorporated by reference to Exhibit 99 included in the Registrant's Registration Statement on Form S-8 (333-32386)
(5) Incorporated by reference to Exhibit 99.2 included in the Registrant's Registration Statement on Form S-8(333-1161163)
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2003.

                               SIGNATURES

    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TIMBERLAND BANCORP, INC.


Date: December 6, 2005          By:/s/Michael R. Sand
                                   -------------------------------------
                                   Michael R. Sand
                                   President and Chief Executive Officer

    Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURES                      TITLE                         DATE

/s/Michael R. Sand      President, Chief Executive Officer   December 6, 2005
----------------------  and Director
Michael R. Sand         (Principal Executive Officer)


/s/Clarence E. Hamre    Chairman of the Board                December 6, 2005
----------------------
Clarence E. Hamre


/s/Dean J. Brydon       Chief Financial Officer              December 6, 2005
----------------------  (Principal Financial and
Dean J. Brydon          Accounting Officer)


/s/Andrea M. Clinton    Director                             December 6, 2005
----------------------
Andrea M. Clinton


/s/David A. Smith       Director                             December 6, 2005
----------------------
David A. Smith


/s/Harold L. Warren     Director                             December 6, 2005
----------------------
Harold L. Warren


/s/Jon C. Parker        Director                             December 6, 2005
----------------------
Jon C. Parker


/s/James C. Mason       Director                             December 6, 2005
----------------------
James C. Mason


/s/Ronald A. Robbel     Director                             December 6, 2005
----------------------
Ronald A. Robbel

                                EXHIBIT INDEX

      Exhibit No.            Description of Exhibit
      ----------  -------------------------------------------------------
      10.5        Form of Incentive Stock Option Agreement
      10.6        Form of Non-qualified Stock Option Agreement
      10.8        Form of Management Recognition and Development Award
                  Agreement
      21          Subsidiaries of the Registrant
      23          Consent of Accountants
      31.1        Certification of Chief Executive Officer Pursuant to Section
                  302 of the Sarbanes-Oxley Act
      31.2        Certification of Chief Financial Officer Pursuant to Section
                  302 of the Sarbanes-Oxley Act
      32          Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act

                               Exhibit 10.5
                   Form of Incentive Stock Option Agreement

                        TIMBERLAND BANCORP, INC.

                         2003 STOCK OPTION PLAN

                     INCENTIVE STOCK OPTION AGREEMENT
                     --------------------------------

ISO NO.
        -----
    This Option is granted on ______________ ____, ____ (the "Grant Date"), by Timberland Bancorp, Inc., a Washington corporation ("Corporation"), to _________________ (the "Optionee"), in accordance with the following terms and conditions:

    1. Option Grant and Exercise Period. The Corporation hereby grants to the Optionee an Incentive Stock Option ("Option") to purchase, pursuant to the Timberland Bancorp, Inc. 2003 Stock Option Plan, as the same may be amended from time to time (the "Plan"), and upon the terms and conditions therein and hereinafter set forth, an aggregate of _______ shares (the "Option Shares") of the common stock of the Corporation ("Share" or "Shares") at the price of $______ per Share (the "Exercise Price"). A copy of the Plan, as currently in effect, is incorporated herein by reference and is attached to this Award Agreement.

    Except as provided in Sections 8 and 9 below, this Option shall be exercisable only during the period (the "Exercise Period") commencing on the dates set forth in Section 2 below, and ending at 5:00 p.m., Hoquiam, Washington time, on the date ten years after the Grant Date, such later time and date being hereinafter referred to as the "Expiration Date," subject to earlier expiration in accordance with Section 5 in the event of a Termination of Service. The aggregate Market Value (as determined on the Grant Date) of the Option Shares with respect to which Incentive Stock Options are exercisable for the first time by the Optionee in any calendar year shall not exceed One Hundred Thousand Dollars ($100,000.00). To the extent that this Option does not qualify as an Incentive Stock Option for any reason, it shall be deemed ab initio to be a Non-Qualified Stock Option.

    2. Method of Exercise of This Option. This Option may be exercised during the Exercise Period, with respect to not more than the cumulative number of the Option Shares set forth below on or after the dates indicated, by giving written notice to the Corporation as hereinafter provided specifying the number of the Option Shares to be purchased.


           Cumulative Number of
         Option Shares Exercisable                        Date
         -------------------------                        ----


The notice of exercise of this Option shall be in the form prescribed by the Committee referred to in Section 3 of the Plan and directed to the address set forth in Section 12 below. The date of exercise is the date on which such notice is received by the Corporation. Such notice shall be accompanied by payment in full of the Exercise Price for the Option Shares to be purchased upon such exercise. Payment shall be made (i) in cash, which may be in the form of a check, money order, cashier's check or certified check, payable to the Corporation, or (ii) by delivering Shares already owned by the Optionee having a Market Value equal to the Exercise Price, or (iii) a combination of cash and such Shares. Promptly after such payment, subject to Section 3 below, the Corporation shall issue and deliver to the Optionee or other person exercising this Option a certificate or certificates representing the Option Shares so purchased, registered in the name of the Optionee (or such other person), or, upon request, in the name of the Optionee (or such other person) and in the name of another in such form of joint ownership as requested by the Optionee (or such other person) pursuant to applicable state law.

    3. Delivery and Registration of the Option Shares. The Corporation's obligation to deliver the Option Shares hereunder shall, if the Committee so requests, be conditioned upon the Optionee's compliance with the terms and provisions of Section 11 of the Plan.

    4. Nontransferability of This Option. This Option may not be assigned, encumbered, transferred, pledged or hypothecated except, in the event of the death of the Optionee, by will or the applicable laws of descent and distribution to the extent provided in Section 5 below. This Option is exercisable during the Optionee's lifetime only by the Optionee or a person acting with the legal authority of the Optionee. The provisions of this Option shall be binding upon, inure to the benefit of and be enforceable by the parties hereto, the successors and assigns of the Corporation and any person acting with the legal authority of the Optionee to whom this Option is transferred by will or by the laws of descent and distribution.

    5. Termination of Service or Death or Disability of the Optionee. Except as provided in this Section 5 and in Section 9 below, and notwithstanding any other provision of this Option to the contrary, this Option shall be exercisable only if the Optionee has not incurred a Termination of Service at the time of such exercise.

    If the Optionee incurs a Termination of Service for any reason excluding death, Disability and Termination of Service for Cause, then the Optionee may, but only within the period of three months immediately succeeding such Termination of Service and in no event after the Expiration Date, exercise this Option to the extent the Optionee was entitled to exercise this Option on the date of Termination of Service. If the Optionee incurs a Termination of Service for Cause, all rights under this Option shall expire immediately upon the giving to the Optionee of notice of such termination, except as provided in Section 9 below.

    In the event of the death or Disability of the Optionee prior to the Optionee's Termination of Service or within three months thereafter, the Optionee or person or persons to whom the Option has been transferred by will or by the laws of descent and distribution may, but only to the extent the Optionee was entitled to exercise this Option on the date of the Optionee's death or Disability, exercise this Option at any time within one year following the death or Disability of the Optionee, but in no event after the Expiration Date.

    Following the death of the Optionee, the Committee may, in its sole discretion, as an alternative means of settlement of this Option, elect to pay to the person to whom this Option is transferred by will or by the laws of descent and distribution, the amount by which the Market Value per Share on the date of exercise of this Option shall exceed the Exercise Price for each of the Option Shares, multiplied by the number of the Option Shares with respect to which this Option is properly exercised. Any such settlement of this Option shall be considered an exercise of this Option for all purposes of this Option and of the Plan.

    6. Notice of Sale. The Optionee or any person to whom the Option Shares shall have been transferred shall promptly give notice to the Corporation in the event of the sale or other disposition of the Option Shares within the later of (i) two years from the Grant Date or (ii) one year from the date of exercise of this Option. Such notice shall specify the number of the Option Shares sold or otherwise disposed of and be directed to the address set forth in Section 12 below.

    7. Adjustments for Changes in Capitalization of the Corporation. In the event of any change in the outstanding Shares by reason of any recapitalization, stock split, reverse stock split, stock dividend, reorganization, consolidation, combination or exchange of shares, merger, or any other change in the corporate structure of the Corporation or in the Shares, the number and class of the Option Shares covered by this Option and the Exercise Price shall be appropriately adjusted by the Committee, whose determination shall be conclusive.

    8. Effect of Merger or Other Reorganization. In the event of any merger, consolidation or combination of the Corporation with or into another corporation (other than a merger, consolidation or combination in which the Corporation is the continuing corporation and which does not result in the outstanding Shares being converted into or exchanged for different securities, cash or other property, or any combination thereof), the Optionee shall have the right (subject to the provisions of the Plan and the limitations contained herein), thereafter and during the Exercise Period, to receive upon exercise of this Option an amount equal to the excess of the Market Value on the date of such exercise of the securities, cash or other property, or combination thereof, receivable upon such merger, consolidation or combination in respect of a Share over the Exercise Price, multiplied by the number of the Option Shares with respect to which this Option shall have been exercised. Such amount may be payable fully in cash, fully in one or more of the kind or kinds of property payable in such merger, consolidation or combination, or partly in cash and partly in one or

                                      ISO-2
more of such kind or kinds of property, all in the discretion of the Committee. The exercise of the right provided herein shall result in that portion of this Option so exercised being disqualified as an incentive stock option for tax purposes and being deemed a non-qualified stock option for tax purposes.

    9. Effect of Change in Control. If a tender offer or exchange offer for Shares (other than such an offer by the Corporation) is commenced, or if a change in control as defined in the Plan shall occur, all Options theretofore granted and not fully exercisable shall become exercisable in full upon the happening of such event.

    10. Stockholder Rights Not Granted by This Option. The Optionee is not entitled by virtue hereof to any rights of a stockholder of the Corporation or to notice of meetings of stockholders or to notice of any other proceedings of the Corporation.

    11. Withholding Tax. Where the Optionee or another person is entitled to receive the Option Shares pursuant to the exercise of this Option, the Corporation shall have the right to require the Optionee or such other person to pay to the Corporation the amount of any taxes which the Corporation or any of its Affiliates is required to withhold with respect to the Option Shares, or in lieu thereof, to retain, or sell without notice, a sufficient number of the Option Shares to cover the amount required to be withheld, or, in lieu of any of the foregoing, to withhold a sufficient sum from the Optionee's compensation payable by the Corporation to satisfy the Corporation's tax withholding requirements.

    12. Notices. All notices hereunder to the Corporation shall be delivered or mailed to it addressed to the Corporate Secretary of Timberland Bancorp, Inc., 624 Simpson Avenue, Hoquiam, Washington 98550. Any notices hereunder to the Optionee shall be delivered personally or mailed to the Optionee's address noted below. Such addresses for the service of notices may be changed at any time provided written notice of the change is furnished in advance to the Corporation or to the Optionee, as the case may be.

     13.  Plan and Plan Interpretations as Controlling.     This Option and
the terms and con-ditions herein set forth are subject in all respects to the terms and conditions of the Plan, which are controlling. Capitalized terms used herein which are not defined in this Award Agreement shall have the meaning ascribed to such terms in the Plan. All determinations and interpretations made in the discretion of the Committee shall be final and conclusive upon the Optionee or his legal representatives with regard to any question arising hereunder or under the Plan.

     14. Optionee Service. Nothing in this Option shall limit the right of the Corporation or any of its Affiliates to terminate the Optionee's service as an employee, or otherwise impose upon the Corporation or any of its Affiliates any obligation to employ or accept the services of the Optionee.

     15. Amendment. The Committee may waive any conditions of or rights of the Corporation or modify or amend the terms of this Award Agreement; provided, however, that the Committee may not amend, alter, suspend, discontinue or terminate any provision hereof which may adversely affect the Optionee without the Optionee's (or his legal representative's) written consent.

     16. Optionee Acceptance. The Optionee shall signify his acceptance of the terms and conditions of this Option by signing in the space provided below and returning a signed copy hereof to the Corporation at the address set forth in Section 12 above.


                                   ISO-3

     IN WITNESS WHEREOF, the parties hereto have caused this Award Agreement to be executed as of the date first above written.

                              TIMBERLAND BANCORP, INC.


                              By: ________________________________
                              Its: ________________________________


                              ACCEPTED:


                              ______________________________________
                              (Signature)


                              ______________________________________
                              (Street Address)


                              ______________________________________
                              (City, State and Zip Code)


                                ISO-4

                          Exhibit 10.6
          Form of Non-qualified Stock Option Agreement

                        TIMBERLAND BANCORP, INC.

                         2003 STOCK OPTION PLAN

                   NON-QUALIFIED STOCK OPTION AGREEMENT
                   ------------------------------------

NQSO NO. _____

     This Option is granted on ______________ ____, ____ (the "Grant Date"), by Timberland Bancorp, Inc., a Washington corporation ("Corporation"), to _________________ (the "Optionee"), in accordance with the following terms and conditions:

     1. Option Grant and Exercise Period. The Corporation hereby grants to the Optionee a Non-Qualified Option ("Option") to purchase, pursuant to the Timberland Bancorp, Inc. 2003 Stock Option Plan, as the same may be amended from time to time (the "Plan"), and upon the terms and conditions therein and hereinafter set forth, an aggregate of _______ shares (the "Option Shares") of the common stock of the Corporation ("Share" or "Shares") at the price of $______ per Share (the "Exercise Price"). A copy of the Plan, as currently in effect, is incorporated herein by reference and is attached to this Award Agreement.

     Except as provided in Sections 7 and 8 below, this Option shall be exercisable only during the period (the "Exercise Period") commencing on the dates set forth in Section 2 below, and ending at 5:00 p.m., Hoquiam, Washington time, on the date ten years after the Grant Date, such later time and date being hereinafter referred to as the "Expiration Date," subject to earlier expiration in accordance with Section 5 in the event of a Termination of Service.

     2. Method of Exercise of This Option. This Option may be exercised during the Exercise Period, with respect to not more than the cumulative number of the Option Shares set forth below on or after the dates indicated, by giving written notice to the Corporation as hereinafter provided specifying the number of the Option Shares to be purchased.


          Cumulative Number of
         Option Shares Exercisable                     Date
         -------------------------                     ----


The notice of exercise of this Option shall be in the form prescribed by the Committee referred to in Section 3 of the Plan and directed to the address set forth in Section 11 below. The date of exercise is the date on which such notice is received by the Corporation. Such notice shall be accompanied by payment in full of the Exercise Price for the Option Shares to be purchased upon such exercise. Payment shall be made (i) in cash, which may be in the form of a check, money order, cashier's check or certified check, payable to the Corporation, or (ii) by delivering Shares already owned by the Optionee having a Market Value equal to the Exercise Price, or (iii) a combination of cash and such Shares. Promptly after such payment, subject to Section 3 below, the Corporation shall issue and deliver to the Optionee or other person exercising this Option a certificate or certificates representing the Option Shares so purchased, registered in the name of the Optionee (or such other person), or, upon request, in the name of the Optionee (or such other person) and in the name of another in such form of joint ownership as requested by the Optionee (or such other person) pursuant to applicable state law.

     3. Delivery and Registration of the Option Shares. The Corporation's obligation to deliver the Option Shares hereunder shall, if the Committee so requests, be conditioned upon the Optionee's compliance with the terms and provisions of Section 11 of the Plan.

     4. Nontransferability of This Option. This Option may not be assigned, encumbered, transferred, pledged or hypothecated except, (i) in the event of the death of the Optionee, by will or the applicable laws of descent and distribution, (ii) pursuant to a "domestic relations order," as defined in
Section 414(p)(1)(B) of the Code, (iii) by gift to any member of the Optionee's immediate family or to a trust for the benefit of one or more of such immediate family members. During the lifetime of the Optionee, this Option shall be exercisable only by the Optionee or a person acting with the legal authority of the Optionee unless it has been transferred as permitted hereby, in which case it shall be exercisable only by such transferee. The provisions of this Option shall be binding upon, inure to the benefit of and be enforceable by the parties hereto, the successors and assigns of the Corporation and any person acting with the legal authority of the Optionee to whom this Option is transferred in accordance with this
Section 4.

     5. Termination of Service or Death or Disability of the Optionee. Except as provided in this Section 5 and in Section 8 below, and notwithstanding any other provision of this Option to the contrary, this Option shall be exercisable only if the Optionee has not incurred a Termination of Service at the time of such exercise.

     If the Optionee incurs a Termination of Service for any reason excluding death, Disability and Termination of Service for Cause, then the Optionee may, but only within the period of one year immediately succeeding such Termination of Service and in no event after the Expiration Date, exercise this Option to the extent the Optionee was entitled to exercise this Option on the date of Termination of Service. If the Optionee incurs a Termination of Service for Cause, all rights under this Option shall expire immediately upon the giving to the Optionee of notice of such termination, except as provided in Section 8 below.

     In the event of the death or Disability of the Optionee prior to the Optionee's Termination of Service or within three months thereafter, the Optionee or person or persons to whom the Option has been transferred pursuant to Section 4 may, but only to the extent the Optionee was entitled to exercise this Option on the date of the Optionee's death or Disability, exercise this Option at any time within two years following the death or Disability of the Optionee, but in no event after the Expiration Date.

     Cause shall mean termination of the employment of the Optionee with either the Corporation or any Affiliate, as the case may be, because of the Optionee's dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties or willful violation of any law, rule, or regulation (excluding violations which do not have a material adverse affect on the Corporation or its Affiliates) or final cease-and-desist order. No act or failure to act by the Optionee shall be considered willful unless the Optionee acted or failed to act with an absence of good faith and without a reasonable belief that his action or failure to act was in the best interest of the Corporation.

     Following the death of the Optionee, the Committee may, in its sole discretion, as an alternative means of settlement of this Option, elect to pay to the person to whom this Option is transferred pursuant to Section 4 the amount by which the Market Value per Share on the date of exercise of this Option shall exceed the Exercise Price for each of the Option Shares, multiplied by the number of the Option Shares with respect to which this Option is properly exercised. Any such settlement of this Option shall be considered an exercise of this Option for all purposes of this Option and of the Plan.

     6. Adjustments for Changes in Capitalization of the Corporation. In the event of any change in the outstanding Shares by reason of any recapitalization, stock split, reverse stock split, stock dividend, reorganization, consolidation, combination or exchange of shares, merger, or any other change in the corporate structure of the Corporation or in the Shares, the number and class of the Option Shares covered by this Option and the Exercise Price shall be appropriately adjusted by the Committee, whose determination shall be conclusive.

     7. Effect of Merger or Other Reorganization. In the event of any merger, consolidation or combination of the Corporation with or into another corporation (other than a merger, consolidation or combination in which the Corporation is the continuing corporation and which does not result in the outstanding Shares being converted into or exchanged for different securities, cash or other property, or any combination thereof), the Optionee shall have the right (subject to the provisions of the Plan and the limitations contained herein), thereafter and during the Exercise Period, to receive upon exercise of this Option an amount equal to the excess of the Market Value on the date of such exercise of the securities, cash or other property, or combination thereof, receivable upon such merger, consolidation or combination in respect of a Share over the Exercise Price, multiplied by the number of the Option Shares with respect to which this Option shall have been exercised. Such amount may be payable fully in cash, fully in one or more of the kind or kinds of property payable in such merger, consolidation or combination, or partly in cash and partly in one or more of such kind or kinds of property, all in the discretion of the Committee.

                                   NQSO-2

     8. Effect of Change in Control. If a tender offer or exchange offer for Shares (other than such an offer by the Corporation) is commenced, or if a change in control as defined in the Plan shall occur, all Options theretofore granted and not fully exercisable shall become exercisable in full upon the happening of such event.

     9. Stockholder Rights Not Granted by This Option. The Optionee is not entitled by virtue hereof to any rights of a stockholder of the Corporation or to notice of meetings of stockholders or to notice of any other proceedings of the Corporation.

     10. Withholding Tax. Where the Optionee or another person is entitled to receive the Option Shares pursuant to the exercise of this Option, the Corporation shall have the right to require the Optionee or such other person to pay to the Corporation the amount of any taxes which the Corporation or any of its Affiliates is required to withhold with respect to the Option Shares, or in lieu thereof, to retain, or sell without notice, a sufficient number of the Option Shares to cover the amount required to be withheld, or, in lieu of any of the foregoing, to withhold a sufficient sum from the Optionee's compensation payable by the Corporation to satisfy the Corporation's tax withholding requirements.

     11. Notices. All notices hereunder to the Corporation shall be delivered or mailed to it addressed to the Corporate Secretary of Timberland Bancorp, Inc., 624 Simpson Avenue, Hoquiam, Washington 98550. Any notices hereunder to the Optionee shall be delivered personally or mailed to the Optionee's address noted below. Such addresses for the service of notices may be changed at any time provided written notice of the change is furnished in advance to the Corporation or to the Optionee, as the case may be.

     12. Plan and Plan Interpretations as Controlling. This Option and the terms and con-ditions herein set forth are subject in all respects to the terms and conditions of the Plan, which are controlling. Capitalized terms used herein which are not defined in this Award Agreement shall have the meaning ascribed to such terms in the Plan. All determinations and interpretations made in the discretion of the Committee shall be final and conclusive upon the Optionee or his legal representatives with regard to any question arising hereunder or under the Plan.

     13. Optionee Service. Nothing in this Option shall limit the right of the Corporation or any of its Affiliates to terminate the Optionee's service as a director, advisory director, director emeritus or employee, or otherwise impose upon the Corporation or any of its Affiliates any obligation to employ or accept the services of the Optionee.

     14. Amendment. The Committee may waive any conditions of or rights of the Corporation or modify or amend the terms of this Award Agreement; provided, however, that the Committee may not amend, alter, suspend, discontinue or terminate any provision hereof which may adversely affect the Optionee without the Optionee's (or his legal representative's) written consent.

     15. Optionee Acceptance. The Optionee shall signify his acceptance of the terms and conditions of this Option by signing in the space provided below and returning a signed copy hereof to the Corporation at the address set forth in Section 11 above.

                                 NQSO-3

     IN WITNESS WHEREOF, the parties hereto have caused this Award Agreement to be executed as of the date first above written.

                              TIMBERLAND BANCORP, INC.


                              By: __________________________

                              Its:  _______________________



                              ACCEPTED:


                              ______________________________
                              (Signature)



                              ______________________________
                              (Street Address)


                              ______________________________
                              (City, State and Zip Code)


                                   NQAO-4

                             Exhibit 10.8
     Form of Management Recognition and Development Plan Award Agreement

                       TIMBERLAND BANCORP, INC.

               MANAGEMENT RECOGNITION AND DEVELOPMENT PLAN

                       RESTRICTED STOCK AGREEMENT
                       --------------------------

RS No.  __________

     Shares of Restricted Stock are hereby awarded on ___________, 2001, by Timberland Bancorp, Inc., a Washington corporation (the "Corporation"), to ______________ (the "Participant"), in accordance with the following terms and conditions:

     1. Share Award. The Corporation hereby awards to the Participant ______ shares ("Shares") of Common Stock of the Corporation ("Stock") pursuant to the Timberland Bancorp, Inc. Management Recognition and Development Plan, as the same may be amended from time to time (the "Plan"), and upon the terms and conditions and subject to the restrictions therein and hereinafter set forth. A copy of the Plan, as currently in effect, is incorporated herein by reference and is attached hereto.

     2. Restrictions on Transfer and Restricted Period. During the period (the "Restricted Period") commencing on the date of this Award Agreement and terminating on ____________, ____, Shares with respect to which the Restricted Period has not lapsed may not be sold, assigned, transferred, pledged, or otherwise encumbered by the Participant except, in the event of the death of the Participant, by will or the laws of descent and distribution or pursuant to a "domestic relations order," as defined in Section 414(p)(1)(B) the Code, or as hereinafter provided. Shares with respect to which the Restricted Period has lapsed shall sometimes be referred to herein as "Vested."

     Subject to the provisions of Sections 3 and 8 below, Shares shall become Vested in accordance with the following schedule.


             Date of Vesting                       Number of Shares Vested
             ---------------                     --------------------------


The Committee appointed by the Board of the Directors to administer the Plan shall have the authority, in its discretion, to accelerate the time at which any or all of the restrictions shall lapse with respect to any Shares or to remove any or all of such restrictions, whenever the Committee may determine that such action is appropriate by reason of changes in applicable tax or other laws, changes in circumstances occurring after the commencement of the Restricted Period, or any other reason.

     3. Termination of Service. Except as provided in Section 8 below, if the Participant incurs a termination of service for any reason (other than death or Disability), all Shares which are not Vested at the time of such termination of service shall upon such termination of service be forfeited to the Corporation. To the extent that a Participant serves as both a director and an employee of the Corporation, a termination of service shall have been deemed to occur only if the Participant no longer serves as either a director or employee of the Corporation. If the Participant incurs a termination of service by reason of death or Disability, all Shares awarded pursuant to this Award Agreement shall become Vested at the time of such termination, and the Shares shall not thereafter be forfeited.

     4. Certificates for the Shares. The Corporation shall issue _____ certificates in respect of the Shares in the name of the Participant, and shall hold such certificates for the benefit of the Participant until the Shares represented thereby become vested. Such certificates shall bear the following legend:

                 "The transferability of this certificate and the shares
                  of stock represented hereby are subject to the terms and conditions (including forfeiture) contained in the Timberland Bancorp, Inc. Management Recognition and Development Plan. Copies of such Plan are on file in the office of the Secretary of Timberland Bancorp, Inc., 624 Simpson Avenue, Hoquiam, Washington 98550.

     The Participant further agrees that simultaneously with the execution of this Award Agreement, the Participant shall execute stock powers in favor of the Corporation with respect to the Shares and that the Participant shall promptly deliver such stock powers to the Corporation.

     5. Participant's Rights. Subject to all limitations provided herein, the Participant, as owner of the Shares, shall have all the rights of a stockholder, including, but not limited to, the right to receive all dividends paid on the Shares and the right to vote such Shares.

     6. Expiration of Restricted Period. Upon the lapse or expiration of the Restricted Period with respect to a portion of the Shares, the Corporation shall deliver to the Participant (or in the case of a deceased Participant, to his legal representative) the certificate in respect of such Shares and the related stock power held by the Corporation pursuant to Section 4 above. The Shares as to which the Restricted Period shall have lapsed or expired shall be free of the restrictions referred to in Section 2 above, and such certificate shall not bear the legend provided for in Section 4 above.

     7. Adjustments for Changes in Capitalization of the Corporation. In the event of any change in the outstanding shares of Stock by reason of any reorganization, recapitalization, stock split, stock dividend, combination or exchange of shares, merger, consolidation, or any change in the corporate structure of the Corporation or in the shares of Stock, the number and class of shares covered by this Award Agreement shall be appropriately adjusted by the Committee, whose determination shall be conclusive. Any shares of Stock or other securities received, as a result of the foregoing, by the Participant with respect to Shares subject to the restrictions contained in Section 2 above shall also be subject to such restrictions, and the certificate or other instruments representing or evidencing such shares or securities shall be legended and deposited with the Corporation in the manner provided in Section 4 above. The Participant shall execute stock powers in favor of the Corporation with respect to such shares received by the Participant.

     8. Effect of Change in Control. In the event of a Change in Control, the Participant shall be given the right to have the Shares Vest in full (to the extent they are not then Vested) upon the happening of such event, provided, however, that no Shares which have previously been forfeited shall thereafter become Vested.

     9. Delivery and Registration of Shares of Stock. The Corporation's obligation to deliver shares of Stock hereunder shall, if the Committee so requests, be conditioned upon the Participant's compliance with the terms and provisions of Section 6(h) of the Plan.

     10. Plan and Plan Interpretations as Controlling. The Shares hereby awarded and the terms and conditions herein set forth are subject in all respects to the terms and conditions of the Plan, which are controlling. Capitalized terms used herein which are not defined in this Award Agreement shall have the meaning ascribed to such terms in the Plan. All determinations and interpretations made in the discretion of the Committee shall be binding and conclusive upon the Participant or the Participant's legal representatives with regard to any question arising hereunder or under the Plan.

     11. Participant Service. Nothing in this Award Agreement shall limit the right of the Corporation or any of its Affiliates to terminate the Participant's service as a director or employee, or otherwise impose upon the Corporation or any of its Affiliates any obligation to employ or accept the services of the Participant.

     12. Withholding Tax. Upon the termination of the Restricted Period with respect to any Shares (or at any such earlier time, if any, that an election is made by the Participant under Section 83(b) of the Code, or any successor thereto), the Corporation may withhold from any payment or distribution made under the Plan sufficient Shares to cover any applicable withholding and employment taxes. The Corporation shall have the right to deduct from all dividends paid with respect to Shares the amount of any taxes which the Corporation is required to withhold with respect to such dividend payments.

     13. Amendment. The Committee may waive any conditions of or rights of the Corporation or modify or amend the terms of this Award Agreement; provided, however, that the Committee may not amend, alter, suspend, discontinue or terminate any provision hereof which may adversely affect the Participant without the Participant's (or the Participant's legal representative's) written consent.

     14. Participant Acceptance. The Participant shall signify his acceptance of the terms and conditions of this Award Agreement by signing in the space provided below, by signing the attached stock powers, and by returning a signed copy hereof and of the attached stock powers to the Corporation.

     IN WITNESS WHEREOF, the parties hereto have caused this Award Agreement to be executed as of the date first above written.

                              TIMBERLAND BANCORP, INC.



                              By ___________________________________
                              Its  ___________________________________

                              ACCEPTED:


                              ___________________________
                              (Signature)

                              ___________________________
                              (Street Address)

                              ___________________________
                              (City, State & Zip Code)

                            STOCK POWER


     For value received, I hereby sell, assign, and transfer to Timberland Bancorp, Inc. (the "Corporation") _____ shares of the common stock of the Corporation, standing in my name on the books and records of the aforesaid Corporation, represented by Certificate No. _________, and do hereby irrevocably constitute and appoint the Secretary of the Corporation attorney, with full power of substitution, to transfer this stock on the books and records of the aforesaid Corporation.


                                   _______________________________

Dated:


__________________________

In the presence of:


__________________________

                              Exhibit 21

                      Subsidiaries of the Registrant




Parent
-----------------------------
Timberland Bancorp, Inc.



                                 Percentage             Jurisdiction or
Subsidiaries                    of Ownership        State of Incorporation
-----------------------------  -----------------  ---------------------------

Timberland Bank                      100%                  Washington

Timberland Service Corporation (1)   100%                  Washington

--------------
(1) This corporation is a wholly owned subsidiary of Timberland Bank.

                            Exhibit 23

                      Consent of Accountants

  CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statements No. 333-32386 and No. 333-116163 on Form S-8 of Timberland Bancorp, Inc. of our reports dated December 7, 2005, relating to the consolidated financial statements and the effectiveness of internal control over financial reporting of Timberland Bancorp, Inc. which appear in this Form 10-K for the year ended September 30, 2005.

/s/McGladrey & Pullen, LLP

MCGLADREY & PULLEN, LLP
Tacoma, WA
December 7, 2005

                            Exhibit 31.1

                       Certification Required
   by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934

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

  4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date: December 6, 2005

                                  /s/Michael R. Sand
                                  ------------------------------
                                  Michael R. Sand
                                  Chief Executive Officer

                          Exhibit 31.2

                     Certification Required
by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934

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

  4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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




Date: December 6, 2005


                                        /s/Dean J. Brydon
                                        -----------------------------
                                        Dean J. Brydon
                                        Chief Financial Officer

                            Exhibit 32


CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                   OF TIMBERLAND BANCORP, INC.
    PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


    The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-K, that:

    1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

    2. the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations, as of the dates and for the periods presented in the financial statements included in such report.


   /s/Michael R. Sand                          /s/Dean J. Brydon
   --------------------------                  -------------------------
   Michael R. Sand                             Dean J. Brydon
   Chief Executive Officer                     Chief Financial Officer

Dated: December 6, 2005