Form 10-Q
period 2005-12-31
TIMBERLAND BANCORP INC
filed 2006-02-09
CIK 1046050

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended December 31, 2005

                                   OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Transition Period From       to
                                             -----    -----.

                      Commission file number 0-23333

                         TIMBERLAND BANCORP, INC.
           (Exact name of registrant as specified in its charter)

           Washington                            91-1863696
     (State of Incorporation)         (IRS Employer Identification No.)

     624 Simpson Avenue, Hoquiam, Washington        98550
     (Address of principal executive office)      (Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" (as defined in Rule 12b-2 of the Exchange
Act).  Check one:

Large accelerated filer       Accelerated Filer  X   Non-accelerated filer
                        ---                     ---                        ---

Indicate by check mark whether the registrant is a shell company (in Rule
12b-2 of the Exchange Act).  Yes     No  X
                                 ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS                          SHARES OUTSTANDING AT JANUARY 31, 2006
     -----                          --------------------------------------
Common stock, $.01 par value                       3,767,037

                                  INDEX

                                  Page
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements (unaudited)

               Condensed Consolidated Balance Sheets                       3

               Condensed Consolidated Statements of Income                 4

               Condensed Consolidated Statements of Shareholders' Equity   5

               Condensed Consolidated Statements of Cash Flows            6-7

               Condensed Consolidated Statements of Comprehensive Income   8

               Notes to Condensed Consolidated Financial Statements       9-14

     Item 2.   Management's Discussion and Analysis of Financial         14-25
               Condition and Results of Operations

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk  27

     Item 4.   Controls and Procedures                                     27

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                           27

     Item 2.   Sale of Unregistered Equity Securities and Use of
               Proceeds                                                  27-28


     Item 3.   Defaults Upon Senior Securities                             28

     Item 4.   Submission of Matters to a Vote of Security Holders         28

     Item 5.   Other Information                                           28

     Item 6.   Exhibits                                                  28-29


SIGNATURES                                                                 30

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   December 31, 2005 and September 30, 2005
                      In Thousands, Except Share Amounts
                                  (unaudited)
                                                  December 31,   September 30,
                                                         2005            2005
                                                   --------------------------
Assets
Cash and due from financial institutions           $   17,557       $  20,015
Interest bearing deposits in banks                      1,104           3,068
Federal funds sold                                      3,875           5,635
                                                   --------------------------
                                                       22,536          28,718
Investments and mortgage backed securities:
  Held to maturity                                         90             104
  Available for sale                                   87,814          89,595
  Federal Home Loan Bank ("FHLB") stock                 5,705           5,705
                                                   --------------------------
                                                       93,609          95,404

Loans receivable                                      394,414         389,853
Loans held for sale                                     1,247           2,355
Less: Allowance for loan losses                        (4,117)         (4,099)
                                                   --------------------------
     Total Loans                                      391,544         388,109
                                                   --------------------------
Accrued interest receivable                             2,319           2,294
Premises and equipment                                 16,050          15,862
Other real estate owned and other repossessed items       144             509
Bank owned life insurance ("BOLI")                     11,612          11,502
Goodwill                                                5,650           5,650
Core deposit intangible                                 1,752           1,834
Mortgage servicing rights                                 929             928
Other assets                                            1,602           1,955
                                                   --------------------------
     Total Assets                                   $ 547,747       $ 552,765
                                                   --------------------------
Liabilities and Shareholders' Equity

Liabilities
Deposits                                            $ 410,676       $ 411,665
FHLB advances                                          56,805          62,353
Other borrowings: repurchase agreements                 1,305             781
Other liabilities and accrued expenses                  3,006           3,324
                                                   --------------------------
     Total Liabilities                                471,792         478,123
                                                   --------------------------
Shareholders' Equity
Preferred Stock, $.01 par value; 1,000,000 shares
  authorized; none issued Common Stock, $.01 par
  value; 50,000,000 shares authorized; December 31,
  2005 - 3,757,037 shares issued and outstanding
  September 30, 2005 - 3,759,937 shares issued
  and outstanding                                          38              38
Additional paid in capital                             22,013          22,040
Unearned shares - Employee Stock Ownership Plan        (3,701)         (3,833)
Retained earnings                                      58,672          57,268
Accumulated other comprehensive loss                   (1,067)           (871)
                                                   --------------------------
     Total Shareholders' Equity                        75,955          74,642
                                                   --------------------------
     Total Liabilities and Shareholders' Equity    $  547,747       $ 552,765
                                                   --------------------------

     See notes to unaudited condensed consolidated financial statements

                  TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            For the three months ended December 31, 2005 and 2004
              In Thousands, Except Share and Per Share Amounts
                                 (unaudited)
                                                            Three Months
                                                          Ended December 31,
                                                         2005            2004
                                                    -------------------------
Interest and Dividend Income
Loans receivable                                      $ 7,485         $ 6,507
Investments and mortgage-backed securities                536             389
Dividends                                                 323             266
Federal funds sold                                         77             112
Interest-bearing deposits in banks                         24              28
                                                    -------------------------
     Total interest and dividend income                 8,445           7,302
                                                    -------------------------
Interest Expense
Deposits                                                1,688           1,179
FHLB advances                                             720             750
Other borrowings - repurchase agreements                   10               5
                                                    -------------------------
     Total interest expense                             2,418           1,934
                                                    -------------------------
     Net interest income                                6,027           5,368

Provision for loan losses                                  --              --
                                                    -------------------------
     Net interest income after provision for
      loan losses                                       6,027           5,368
                                                    -------------------------
Non-Interest Income
Service charges on deposits                               720             698
Gain on sale of loans, net                                116             348
BOLI net earnings                                         111              99
Escrow fees                                                32              35
Servicing income on loans sold                            108              40
ATM transaction fees                                      235             196
Other                                                     233             123
                                                    -------------------------
     Total non-interest income                          1,555           1,539
                                                    -------------------------
Non-Interest Expense
Salaries and employee benefits                          2,630           2,650
Premises and equipment                                    609             511
Advertising                                               136             166
Loss (gain) from real estate operations                   (52)            (27)
ATM expenses                                               98             112
Postage and courier                                       115             158
Amortization of core deposit intangible                    82              85
State and local taxes                                     160              94
Professional fees                                         208             185
Other                                                     651             826
                                                    -------------------------
     Total non-interest expense                         4,637           4,760
                                                    -------------------------
Income before income taxes                              2,945           2,147
Provision for income taxes                                939             653
                                                    -------------------------
     Net Income                                       $ 2,006         $ 1,494
                                                    =========================
Earnings per common share:
     Basic                                            $  0.57         $  0.42
     Diluted                                          $  0.55         $  0.40
Weighted average shares outstanding:
     Basic                                          3,504,526       3,555,007
     Diluted                                        3,625,620       3,717,162

Dividends per share:                                  $  0.16         $  0.15
       See notes to unaudited condensed consolidated financial statements

                                     TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      For the year ended September 30, 2005 and the three months ended December 31, 2005
                                     In Thousands, Except Common Stock Shares
                                                    (unaudited)

                                                Unearned                               Accumu-
                                                Shares     Unearned                    lated
                                                Issued to  Shares                      Other
                                                Employee   Issued to                   Compre-
                  Common    Common  Additional   Stock     Management                  hensive
               Stock Shares  Stock   Paid-In    Ownership  Recognition    Retained     Income
               Outstanding   Amount  Capital     Trust     Plan           Earnings     (Loss)      Total
               -----------  -------  --------  ---------  -------------  ---------   ----------  ---------
Balance, Sept.
 30, 2004      3,882,070       $39    $24,867   ($4,362)      ($537)       $52,967      ($157)     $72,817

Net income           - -       - -        - -       - -         - -          6,618        - -        6,618
Repurchase of
 common stock   (174,434)       (2)    (4,062)      - -         - -            - -        - -       (4,064)
Exercise of stock
 options          52,301         1        813       - -         - -            - -        - -          814
Cash dividends
 ($.61 per share)    - -       - -        - -       - -         - -         (2,317)       - -       (2,317)
Earned ESOP shares             - -        293       529         - -            - -        - -          822
Earned MRDP shares             - -        129       - -         537            - -        - -          666
Change in fair value
 of securities
 available for
 sale, net of tax    - -       - -        - -       - -         - -            - -       (714)        (714)

Balance, Sept.
 30, 2005      3,759,937        38     22,040    (3,833)        - -         57,268       (871)      74,642

Net income           - -       - -        - -       - -         - -          2,006        - -        2,006
Repurchase of
 common stock     (8,200)      - -       (193)      - -         - -            - -        - -         (193)
Exercise of stock
 options           5,300       - -         86       - -         - -            - -        - -           86
Cash dividends
 ($.16 per share)    - -       - -        - -       - -         - -           (602)       - -         (602)
Earned ESOP shares   - -       - -         75        132         - -           - -        - -          207
Stock option
 compensation
 expense             - -       - -          5        - -         - -           - -        - -            5
Change in fair value
 of securities
 available for
 sale, net of tax    - -       - -        - -         - -         - -          - -       (196)        (196)

Balance, Dec.
 31, 2005      3,757,037       $38    $22,013     ($3,701)      ($- -)     $58,672    ($1,067)     $75,955

                           See notes to unaudited condensed consolidated financial statements

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the three months ended December 31, 2005 and 2004
                              In Thousands
                               (unaudited)
                                                             Three Months
                                                          Ended December 31,
                                                           2005         2004
Cash Flow from Operating Activities                      --------------------
Net income                                               $2,006       $1,494
Noncash revenues, expenses, gains and
losses included in income:
  Depreciation                                              245          224
  Amortization of core deposit intangible                    82           85
  Earned ESOP Shares                                        207          212
  Earned MRDP Shares                                        - -          164
  Stock option compensation expense                           5          - -
  Gain on sale of other real estate owned, net              (52)         (40)
  Gain on sale of premises and equipment                    - -           (6)
  BOLI cash surrender value increase                       (110)         (99)
  Gain on sale of loans                                    (116)        (348)
  Increase (decrease) in deferred loan origination fees     (82)          86
  Provision for loan and other real estate owned losses     - -           23
Loans originated for sale                                (6,309)      (4,652)
Proceeds from sale of loans                               7,533        3,673
Decrease in other assets, net                               450          454
Decrease in other liabilities and accrued expenses, net    (318)        (260)
                                                        --------------------
Net Cash Provided by Operating Activities                 3,541        1,010

Cash Flow from Investing Activities
Purchase of securities available for sale                   - -      (32,984)
Proceeds from maturities of securities available
  for sale                                                1,480        3,465
Proceeds from maturities of securities held to maturity      14           14
Increase in loans receivable, net                        (4,503)     (15,006)
Additions to premises and equipment                        (433)      (2,252)
Purchase of branches, net of cash and cash equivalents      - -       76,630
Proceeds from the disposition of premises and equipment     - -            6
Proceeds from sale of other real estate owned               441          352
                                                        --------------------
Net Cash Provided by (Used in) Investing Activities      (3,001)      30,225

Cash Flow from Financing Activities
Decrease in deposits, net                                  (989)        (778)
Net decrease in FHLB advances - long term                (3,500)     (10,485)
Net decrease in FHLB advances - short term               (2,048)      (2,444)
Increase in repurchase agreements                           524        2,008
Proceeds from exercise of stock options                      86          214
Purchase & retirement of common stock                      (193)         - -
Payment of dividends                                       (602)        (580)
                                                        --------------------
Net Cash Used in Financing Activities                    (6,722)     (12,065)

Net Increase (Decrease) in Cash                          (6,182)      19,170
Cash and Due from Financial Institutions
  Beginning of period                                    28,718       19,833
                                                        --------------------
  End of period                                         $22,536      $39,003
                                                        --------------------

See notes to unaudited condensed consolidated financial statements (continued)

                  TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)
            For the three months ended December 31, 2005 and 2004
                               In Thousands
                               (unaudited)

                                                             Three Months
                                                           Ended December 31,
                                                            2005        2004
                                                           -----------------
Supplemental Disclosure of Cash Flow Information
  Income taxes paid                                      $   385       $  175
  Interest paid                                            2,395        1,882

Supplemental Disclosure of Non-cash Investing Activities
  Market value adjustment of securities held for
   sale, net of tax                                         (196)        (154)
  Loans transferred to other real estate owned                24          233

Supplemental Disclosure of Branch Acquisition
  Premium paid on deposits                                   - -       (7,848)
  Fair value of assets acquired, principally
   property and equipment                                    - -       (2,064)
  Deposits assumed                                           - -       86,495
  Other liabilities assumed                                  - -           47
                                                          ------       ------
  Net cash provided by branch acquisition                    - -       76,630

     See notes to unaudited condensed consolidated financial statements

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
          For the three months ended December 31, 2005 and 2004
                              In Thousands
                               (unaudited)

                                                             Three Months
                                                           Ended December 31,
                                                           2005         2004
                                                         -------------------
Comprehensive Income:
  Net Income                                             $2,006       $1,494
  Change in fair value of securities
     available for sale, net of tax                        (196)        (154)
                                                         -------------------

Total Comprehensive Income                               $1,810       $1,340
                                                         -------------------

     See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Timberland Bancorp, Inc. 2005 Annual Report on Form 10-K. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(d) Certain prior period amounts have been reclassified between interest income and servicing income on loans sold to conform to the December 31, 2005 presentation. There was no change to net income or shareholders' equity previously reported.


(2) EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options and awarded but not released Management Recognition and Development Plan ("MRDP") shares. In accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans (ESOP), issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At December 31, 2005 and 2004, there were 255,682 and 290,949 ESOP shares, respectively, that had not been allocated.

                                          Three Months Ended December 31,
                                               2005                 2004
                                        --------------------------------
Basic EPS computation
  Numerator - net income                $ 2,006,000          $ 1,494,000
  Denominator - weighted average
    common shares outstanding             3,504,526            3,555,007

Basic EPS                                    $ 0.57               $ 0.42

Diluted EPS computation
  Numerator - net income                $ 2,006,000          $ 1,494,000
  Denominator - weighted average
    common shares outstanding             3,504,526            3,555,007

Effect of dilutive stock options            121,094              146,000
Effect of dilutive MRDP shares                  - -               16,155
                                        -----------          -----------
Weighted average common shares
   outstanding - assuming dilution        3,625,620            3,717,162


Diluted EPS                                  $ 0.55               $ 0.40


(3) STOCK BASED COMPENSATION
Prior to October 1, 2005, the Company accounted for stock-based compensation expense using the intrinsic value method as required by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." No compensation cost for stock options was reflected in net income for the fiscal year ended September 30, 2005, as all options granted had an exercise price equal to the market price of the underlying common stock at the date of the grant.

On October 1, 2005, the Company adopted SFAS No. 123(R) (revised version of SFAS No. 123) which requires measurement of the compensation cost for all stock-based awards based on the grant-date fair value and recognition of compensation cost over the service period of stock-based awards. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation methodology previously utilized for options in footnote disclosures required under SFAS No. 123. The Company has adopted SFAS No. 123(R) using the modified prospective method, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition, for both new and existing stock-based awards.

The adoption of SFAS No. 123(R) had the following impact on reported amounts compared with amounts that would have been reported using the intrinsic value under previous accounting.

                                     Three Months Ended December 31, 2005
                                   ----------------------------------------
                                   (In Thousands, Except Per Share Amounts)

                                   Using          SFAS
                                   Previous       123(R)         As
                                   Accounting     Adjustments    Reported
                                   ----------     -----------    --------

Income before income taxes          $  2,950            ($5)     $  2,945
Income taxes                             941             (2)          939
                                    --------        -------      --------
Net income                          $  2,009            ($3)        2,006
                                    ========        =======      ========

Basic earnings per share            $   0.57        $    --      $   0.57
Diluted earnings per share          $   0.55        $    --      $   0.55

The following table illustrates the effect on net income and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No. 123(R).

                                      Three Months Ended December 31, 2004
                                     ----------------------------------------
                                     (In Thousands, Except Per Share Amounts)

                                                                Pro Forma
                                      As          Pro Forma     As If Under
                                      Reported    Adjustments   SFAS 123(R)
                                      --------    -----------   -----------

Income before income taxes            $  2,147         ($31)      $  2,116
Income taxes                               653          (11)           642
                                      --------      -------       --------
Net income                            $  1,494         ($20)      $  1,474
                                      ========      =======       ========

Basic earnings per share              $   0.42       ($0.01)      $   0.41
Diluted earnings per share            $   0.40       ($0.01)      $   0.39


(4) STOCK COMPENSATION PLANS
Stock Option Plans
------------------
Under the Company's stock option plans (1999 Stock Option Plan and 2003 Stock Option Plan), the Company may grant options for up to a combined total of 811,250 shares of common stock to certain key employees and directors. The exercise price of each option equals the fair market value of the Company's stock on the date of grant. An option's maximum term is ten years. Options vest in annual installments 10% on each of the ten anniversaries from the date of the grant. If the Company meets three of four established performance criteria the vesting is accelerated to 20% for that year. These four performance criteria are: (i) generating a return on assets which exceeds that of the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; (ii) generating an efficiency ratio which is less than that of the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; (iii) generating a net interest margin which exceeds the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; and (iv) increasing the Company's earnings per share over the prior fiscal year. The Company performs the accelerated vesting analysis in February of each year based on the results of the most recently completed fiscal year. At December 31, 2005, options for 139,208 shares are available for future grant under these plans.

Following is activity under the plans:
                                                     Three Months Ended
                                                      December 31, 2005
                                                  Total Options Outstanding
                                                  --------------------------

                                                           Weighted   Weighted
                                                           Average    Average
                                                           Exercise   Fair
                                                 Shares    Price      Value
                                                 ------    -----      -----
Options outstanding, beginning of period         362,411   $13.86     $3.58
   Exercised                                      (5,300)   12.72      3.45
   Granted                                            --       --        --
                                                 -------
   Options outstanding, end of period            357,111   $13.88     $3.59

   Options exercisable, end of period            318,771   $13.50     $3.52

The aggregate intrinsic value of all options outstanding at December 31, 2005 was $3.42 million. The aggregate intrinsic value of all options that were exercisable at December 31, 2005 was $3.18 million.

                                              Total Unvested Options
                                               Three Months Ended
                                                   December 31,
                                        -----------------------------------
                                              2005              2004
                                        ----------------- -----------------
                                                 Weighted          Weighted
                                                 Average           Average
                                                 Grant             Grant
                                                 Date              Date
                                                 Fair              Fair
                                        Shares   Value    Shares   Value
                                        ------   ------   ------   -----
Unvested options, beginning of period   38,840   $4.17    77,346   $4.57
  Vested                                  (500)   3.22      (500)   3.22
  Granted                                   --      --        --      --
                                        ------            ------
Unvested options, end of period         38,340   $4.18    76,846   $4.58

The total fair value of options vested during the three months ended December 31, 2005 was $1,610.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

                                                    Three Months Ended
                                                        December 31,
                                                     -----------------
                                                      (In Thousands)
                                                     2005         2004
                                                     ----         ----
   Proceeds from options exercised                   $ 67         $173
   Related tax benefit recognized                      19           63
   Intrinsic value of options exercised                56          185

Options outstanding at December 31, 2005 were as follows:

                 Outstanding                         Exercisable
            -----------------------------    -------------------------------

                              Weighted                            Weighted
                    Weighted  Average                 Weighted    Average
Range               Average   Remaining               Average     Remaining
Exercise            Exercise  Contractual             Exercise    Contractual
Prices     Shares   Price     Life (Years)    Shares  Price       Life (Years)
---------  -------  --------  -----------    -------  ---------   ------------
$12.00 -
  12.38    253,594   $12.01       3.1        252,594    $12.01         3.1
 13.59 -
  14.90     33,339    14.70       5.4         23,337     14.70         5.4
 15.20 -
  15.96     11,000    15.54       6.2          3,500     15.54         6.1
 19.05      28,340    19.05       7.2          8,502     19.05         7.2
 22.92 -
  23.25     30,838    23.06       8.1         30,838     23.06         8.1
           -------                           -------
           357,111   $13.88       4.2        318,771    $13.50         3.9

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. There were no options granted during the three months ended December 31, 2005.

Stock Grant Plans
-----------------
The Company adopted a Management Recognition and Development Plan ("MRDP") in 1998. The MRDP was subsequently approved by shareholders in 1999 for the benefit of officers, employees and non-employee directors of the Company. The objective of the MRDP is to retain personnel of experience and ability in key positions by providing them with a proprietary interest in the Company.

The MRDP allows for the issuance to participants of up to 264,500 shares of the Company's common stock. The Company awarded 204,927 shares under the MRDP
to officers and directors in 2001.   No shares have been awarded since 2001.
Awards under the MRDP were made in the form of restricted shares of common stock that were subject to restrictions on the transfer of ownership. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participants was recognized over a five-year vesting period, with 20% vesting immediately upon grant. At December 31, 2005, participants were fully vested in all shares awarded. There was no activity during the current quarter related to MRDP shares.

Expenses for Stock Compensation Plans
-------------------------------------
Compensation expenses for all stock-based plans were as follows:

                                              Three Months Ended December 31,
                                            ----------------------------------
                                                 2005               2004
                                            ---------------    ---------------
                                                  (In Thousands)
                                            Stock    Stock     Stock    Stock
                                            Options  Grants    Options  Grants
                                            -------  ------    -------  ------
Compensation expense recognized in income    $   5    $  --     $  --   $ 167
Related tax benefit recognized                   2       --        --      57

The compensation expense yet to be recognized for stock based awards that have been awarded but not vested for the years ending September 30 is as follows (in thousands):
                                   Stock          Stock         Total
                                   Options        Grants        Awards
                                   -------        ------        ------
Remainder of 2006                   $ 17           $ --          $ 17
2007                                  16             --            16
2008                                  12             --            12
2009                                   7             --             7
2010                                   4             --             4
2011                                   2             --             2
                                    ----           ----          ----
Total                               $ 58           $ --          $ 58


(5) DIVIDEND / SUBSEQUENT EVENT
On January 23, 2006, the Company announced a quarterly cash dividend of $0.16 per common share, payable February 23, 2006, to shareholders of record as of the close of business February 9, 2006.


(6) RECENT ACCOUNTING PRONOUNCEMENTS
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised), Share-Based Payment (SFAS 123(R)). This Statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments, or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance- based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces existing requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issue to Employees. Adoption of the Statement impacts the consolidated financial statements by requiring compensation expense to be recorded for the unvested portion of stock options, which have been granted or are subsequently granted. The Statement became effective for the Company on October 1, 2005.

In May 2005, FASB issued SFAS No. 154, Accounting Changes for Error Corrections (SFAS No. 154). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It established, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transaction requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in the fiscal years ending December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
-------------------------------------------------------------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three months ended December 31, 2005. This analysis as well as other sections of this report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward looking statements may describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward looking statements as a result of a wide variety or range of factors including, but not limited to: interest rate fluctuations; economic conditions in the Company's primary market area; deposit flows; demand for residential, commercial real estate, consumer, and other types of loans; real estate values; success of new products and services; and other risks detailed in the Company's reports filed with the SEC, including its 2005 Form 10-K. Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any forward-looking statements.

Overview

Timberland Bancorp, Inc. ("Company"), a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank, SSB ("Bank") upon the Bank's conversion from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank ("Conversion"). The Conversion was completed on January 12, 1998 through the sale and issuance of 6,612,500 shares of common stock by the Company. At December 31, 2005, the Company had total assets of $547.75 million and total shareholders' equity of $75.96 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank.

The Bank was established in 1915 as "Southwest Washington Savings and Loan Association." In 1935, the Bank converted from a state-chartered mutual savings and loan association to a federally chartered mutual savings and loan association, and in 1972 changed its name to "Timberland Federal Savings and Loan Association." In 1990, the Bank converted to a federally chartered mutual savings bank under the name Timberland Savings Bank, FSB." In 1991, the Bank converted to a Washington-chartered mutual savings bank and changed
its name to "Timberland Savings Bank, SSB."   On December 29, 2000, the Bank
changed its name to "Timberland Bank."    The Bank's deposits are insured by
the Federal Deposit Insurance Corporation ("FDIC") up to applicable legal limits under the Savings Association Insurance Fund. The Bank has been a member of the Federal Home Loan Bank System since 1937. The Bank is regulated by the Washington Department of Financial Institutions, Division of Banks and the FDIC.

The Bank is a community-oriented bank which has traditionally offered a variety of savings products to its customers while concentrating its lending activities on real estate mortgage loans. The Bank operates 21 branches (including its main office in Hoquiam) in the following market areas:

    *    Grays Harbor County
    *    Thurston County
    *    Pierce County
    *    King County
    *    Kitsap County
    *    Lewis County

Critical Accounting Policies and Estimates

The Company has identified two accounting policies, that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements.

Allowance for loan losses. The allowance for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the portfolio. The allowance is based upon management's comprehensive analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loss experience, current economic conditions, and detailed analysis of individual loans for which the full collectibility may not be assured. The detailed analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The appropriate allowance for loan loss level is estimated based upon factors and trends identified by management at the time consolidated financial statements are prepared.

Mortgage Servicing Rights. Mortgage servicing rights ("MSRs") are capitalized when acquired through the origination of loans that are subsequently sold with servicing rights retained and are amortized as an offset to servicing income on loans sold in proportion to and over the period of estimated net servicing income. The value of MSRs at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans. The estimated fair value is periodically evaluated for impairment by comparing actual cash flows and estimated cash flows from the servicing assets to those estimated at the time servicing assets were originated. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSRs' portfolio. The Company's methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions. For example, the determination of fair value uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect of the fair value. Thus, any measurement of MSRs' fair value is limited by the conditions existing and assumptions as of the date made. Those assumptions may not be appropriate if they are applied at different times.

Comparison of Financial Condition at December 31, 2005 and September 30, 2005

The Company's total assets decreased $5.02 million to $547.75 million at December 31, 2005 from $552.77 million at September 30, 2005, primarily attributable to a $6.18 million decrease in cash and due from financial institutions and a $1.80 million decrease in investments and mortgage backed securities. Approximately $5.55 million in net cash was used to repay higher cost borrowings. Assets decreased slightly as the determination was made to liquidate lower yielding assets to reduce higher cost advances from the Federal Home Loan Bank of Seattle.

The decreases in these asset categories, were partially offset by a $3.43 million increase in net loans receivable. Loan demand remained strong during the quarter as loan originations totaled $65.78 million during the quarter ended December 31, 2005, a 7% increase from the origination for the same period a year earlier. Loan portfolio growth during the quarter was, however, reduced by the repayment of a large loan and the continued sale of fixed-rate one-to-four family mortgage loans.

A more detailed explanation of the changes in significant balance sheet categories follows.

Cash and Due from Financial Institutions: Cash and due from financial institutions decreased to $22.54 million at December 31, 2005 from $28.72
million at September 30, 2005.   The decrease was primarily a result of
non-interest bearing deposits decreasing $2.46 million to $17.56 million at December 31, 2005 from $20.02 million at September 30, 2005, and interest bearing deposits in banks and federal funds sold decreasing $3.72 million to $4.98 million at December 31, 2005 from $8.70 million at September 30, 2005. The decrease was primarily a result of repaying higher cost advances.

Investment Securities: Investment securities decreased $1.80 million to $93.61 million at December 31, 2005 from $95.40 million at September 30, 2005, due to regular amortization and repayment on mortgage-backed securities. At December 31, 2005, the Company's securities' portfolio was comprised of U.S. agency securities of $33.63 million, mutual funds of $32.09 million, mortgage-backed securities of $22.18 million, and Federal Home Loan Bank stock of $5.71 million. The mutual funds invest primarily in mortgage-backed products and U.S. agency securities. For additional information, see the "Investment Securities" table included herein.

Loans: Net loans receivable increased by $3.43 million to $391.54 million at December 31, 2005 from $388.11 million at September 30, 2005. The increase in the portfolio was primarily a result of a $3.37 million increase in commercial real estate loans, a $2.46 million increase in construction loans (net of undisbursed portion), a $1.94 million increase in land loans, a $1.24 million increase in consumer loans, and a $739,000 increase in multi-family loans. Partially offsetting these increases were decreases of $4.22 million in one-to-four family mortgage loans and $2.16 million in commercial business loans.

Loan demand remained strong during the current quarter as loan originations totaled $65.78 million compared to $61.44 million for the same period one year earlier. Loan portfolio growth during the quarter was, however, impacted by the repayment of $5.80 million in loans secured by a particularly successful ocean front condominium project and the sale of fixed rate one-to-four family mortgages. The Bank sold fixed rate one-to-four family mortgage loans totaling $7.53 million during the quarter ended December 31, 2005 compared to $3.32 million for the same period one year earlier. A portion of the loans originated during the quarter were construction loans. Undisbursed construction loan balances increased by $13.28 million to $56.05 million at December 31, 2005.

For additional information, see "Loan Portfolio Composition" section and "Construction and Land Development Loan Portfolio Composition" section included herein.

Other Real Estate Owned and Other Repossessed Items: Other real estate owned ("OREO") and other repossessed items decreased to $144,000 at December 31, 2005 from $509,000 at September 30, 2005 as several properties were sold. At December 31, 2005, OREOs were comprised of five land parcels totaling $144,000. For additional information, see "Non-performing Assets" section included herein.

Premises and Equipment: Premises and equipment increased by $188,000 to $16.05 million at December 31, 2005 from $15.86 million at September 30, 2005, primarily attributable to remodeling costs associated with several branch facilities.

Goodwill and Core Deposit Intangible: The value of goodwill and the amortized value of core deposit intangible was $7.40 million at December 31, 2005 compared to $7.48 million at September 30, 2005.

Deposits: Deposits decreased by $989,000 to $410.68 million at December 31,
2005 from $411.67 million at September 30, 2005.   The deposit decrease is
comprised of a $2.99 million decrease in money market accounts, a $1.74 million decrease in N.O.W. checking accounts, a $1.72 million decrease in non-interest bearing accounts, and a $1.38 million decrease in savings accounts. These decreases were offset by a $6.83 million increase in certificates of deposit accounts. For additional information, see "Deposit Breakdown" section included herein.

FHLB Advances: FHLB advances decreased to $56.81 million at December 31, 2005 from $62.35 million at September 30, 2005 as the Bank repaid higher cost advances. For additional information, see "FHLB Advance Maturity Schedule" included herein.

Shareholders' Equity: Total shareholders' equity increased by $1.31 million to $75.96 million at December 31, 2005 from $74.64 million at September 30, 2005, primarily due to net income of $2.01 million and a $161,000 increase to additional paid in capital from the exercise of stock options and vesting associated with the Bank's benefit plans. Also increasing shareholders' equity was a decrease from September 30, 2005 of $132,000 in the equity component related to unearned shares issued to the Employee Stock Ownership Plan. Partially offsetting these increases to shareholders' equity were the payment of $602,000 in dividends to shareholders, the repurchase of 8,200 shares of the Company's stock for $193,000, and a $196,000 increase in accumulated other comprehensive loss.

On April 7, 2005, the Company announced a plan to repurchase up to 5% of the Company's outstanding shares, or 187,955 shares. This represents the Company's 13th stock repurchase plan. As of December 31, 2005, the Company had repurchased 36,050 of these shares at an average price of $23.26. Cumulatively the Company has repurchased 3,375,321 (51.0%) of the 6,612,500 shares that were issued when the Company went public in January 1998. The 3,375,321 shares have been repurchased at an average price of $15.41 per share. For additional information, see Item 2 of Part II of this Form 10-Q.

Non-performing Assets: Non-performing assets to total assets decreased to 0.52% at December 31, 2005 from 0.62% at September 30, 2005, as total non-performing assets decreased to $2.85 million from $3.44 million. The ratio decreased primarily due to a $365,000 decrease in OREO and a $219,000 decrease in non-performing loans.

The non-performing loan total of $2.71 million at December 31, 2005 consisted of a $1.37 million commercial construction loan, $1.07 million in one-to-four family loans, $258,000 in commercial real estate loans, and $10,000 in consumer loans. Despite historically having a higher percentage of non-performing loans than the Company's relevant peer group, the Company's actual charge-offs have remained low. The Company had a net recovery during the quarter ended December 31, 2005 and during the last five fiscal years its net charge-offs to outstanding loans ratio has averaged less than .10% per year. For additional information, see "Non-performing Assets" section included herein.


Investment Securities
---------------------
The following table sets forth the composition of the Company's investment securities portfolio.

                                         At December 31,   At September 30,
                                              2005               2005
                                        Amount   Percent   Amount   Percent
                                        ----------------   ----------------
                                                  (In thousands)
Held-to-maturity:
  Mortgage-backed securities           $    90     0.10%  $   104     0.11%

Available-for-sale (at fair value)
  U.S. agency securities                33,637    35.93    33,695    35.32
  Mortgage-backed securities            22,087    23.59    23,735    24.88
  Mutual funds                          32,090    34.28    32,165    33.71
  Federal Home Loan Bank stock           5,705     6.10     5,705     5.98
                                       -------   ------   -------   ------

Total portfolio                        $93,609   100.00%  $95,404   100.00%
                                       =======   ======   =======   ======

Loan Portfolio Composition
---------------------------
The following table sets forth the composition of the Company's loan portfolio by type of loan as of the dates indicated.

                                       At December 31,     At September 30,
                                            2005                 2005
                                      Amount   Percent     Amount   Percent
                                     -------------------   ----------------
                                                  (In thousands)
Mortgage Loans:
  One-to-four family (1)             $ 97,544    21.46%    $101,763    23.24%
  Multi family                         20,909     4.60       20,170     4.61
  Commercial                          128,216    28.21      124,849    28.51
  Construction and
    land development                  128,210    28.21      112,470    25.68
  Land                                 26,921     5.92       24,981     5.71
                                     --------   ------     --------   ------
    Total mortgage loans              401,800    88.40      384,233    87.75
Consumer Loans:
  Home equity and second mortgage      33,669     7.41       32,298     7.38
  Other                                 9,199     2.02        9,330     2.13
                                     --------   ------     --------   ------
                                       42,868     9.43       41,628     9.51

Commercial business loans               9,855     2.17       12,013     2.74
                                     --------   ------     --------   ------
    Total loans                       454,523   100.00%     437,874   100.00%
                                                ======                ======
Less:
  Undisbursed portion of construction
    loans in process                  (56,049)              (42,771)
  Deferred loan origination fees       (2,813)               (2,895)
  Allowance for loan losses            (4,117)               (4,099)
                                     --------              --------
Total loans receivable, net          $391,544              $388,109
                                     ========              ========
------------------
(1)    Includes loans held-for-sale.

Construction and Land Development Loan Portfolio Composition
------------------------------------------------------------
The following table sets forth the composition of the Company's construction and land development loan portfolio as of the dates indicated.

                                   At December 31,           At September 30,
                                        2005                      2005
                                 Amount      Percent      Amount       Percent
                                 -------------------     ---------------------
                                                (In thousands)

Custom and owner/builder const.  $ 42,297     32.99%     $ 41,810       37.17%
Speculative construction           33,345     26.01        29,635       26.35
Commercial real estate             37,217     29.03        24,064       21.40
Multi-family                        2,841      2.22        10,754        9.56
Land development                   12,510      9.75         6,207        5.52
                                 --------    ------      --------      ------
    Total construction loans     $128,210    100.00%     $112,470      100.00%
                                 ========    ======      ========      ======

Activity in the Allowance for Loan Losses
-----------------------------------------
Activity in the allowance for loan losses for the three months ended December 31, 2005 and 2004 is as follows:

                                              2005             2004
                                            ------------------------
                                                 (In thousands)

Balance beginning of period                 $4,099            $3,991
Provision for loan losses                       --                --
Loans charged off                               --                (3)
Recoveries on loans previously charged off      18                 6
                                            ------            ------
Net recoveries                                  18                 3
                                            ------            ------
Balance at end of period                    $4,117            $3,994
                                            ======            ======

Non-performing Assets
---------------------
The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.

                                                   At                     At
                                          December 31,          September 30,
                                                 2005               2005
                                          -----------------------------------
                                                     (In thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
   One-to-four family                          $1,072             $2,208
   Commercial                                     258                261
   Construction and land development            1,367                 --
   Land                                            --                 23
Consumer loans                                     10                133
Commercial business loans                          --                301
                                             --------           --------
     Total                                      2,707              2,926

Accruing loans which are contractually
past due 90 days or more:                          --                 --
                                             --------           --------
     Total                                         --                 --

Total of non-accrual and
90 days past due loans                          2,707              2,926

Other real estate owned and other
repossessed items                                 144                509
                                             --------           --------
     Total non-performing assets               $2,851             $3,435
                                             ========           ========

Restructured loans                                 --                 --

Non-accrual and 90 days or more past
due loans as a percentage of loans
receivable (1)                                   0.68%              0.75%

Non-accrual and 90 days or more past
due loans as a percentage of total assets        0.49%              0.53%

Non-performing assets as a percentage
of total assets                                  0.52%              0.62%

Loans receivable (1)                         $395,661           $392,208
                                             ========           ========

Total assets                                 $547,747           $552,765
                                             ========           ========
-----------------
 (1)  Includes loans held-for-sale and is before the allowance for loan losses

Deposit Breakdown
-----------------

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                         At                       At
                                 December 31, 2005         September 30, 2005
                                 -----------------         ------------------
                                            (in thousands)

Non-interest bearing                $  50,070                  $ 51,792
N.O.W. checking                        91,741                    93,477
Savings                                62,895                    64,274
Money market accounts                  46,309                    49,295
Certificates of deposit under
 $100,000                             121,737                   117,618
Certificates of deposit $100,000
 and over                              37,924                    35,209
                                     --------                  --------

             Total Deposits          $410,676                   411,665
                                     ========                  ========

FHLB Advance Maturity Schedule
------------------------------

The Bank has long- and short-term borrowing lines with the FHLB of Seattle with total credit on the lines equal to 30% of the Bank's total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. FHLB advances consisted of the following:

                                  At December 31,         At September 30,
                                       2005                    2005
                                 Amount     Percent      Amount     Percent
                                 ------------------      ------------------
                                                (In thousands)

Short-term                        $ 4,500     7.92%      $    --       --%
Long-term                          52,305    92.08        62,353   100.00
                                  -------   ------       -------   ------

Total FHLB advances               $56,805   100.00%      $62,353   100.00%
                                  =======   ======       =======   ======

The Bank's FHLB borrowings mature at various dates through January 2011 and
bear interest at rates ranging from 3.79% to 6.55%.   Principal reduction
amounts due for future years ending September 30 are as follows (in thousands):

2006        $13,043
2007          4,064
2008         15,070
2009          4,628
2010             --
Thereafter   20,000
            -------
Total       $56,805
            =======

A portion of these advances have a putable feature and may be called by the FHLB earlier than the above schedule indicates.

Comparison of Operating Results for the Three Months Ended December 31, 2005 and 2004

The Company's net income increased by 34.3% to $2.01 million for the quarter ended December 31, 2005 from $1.49 million for the quarter ended December 31, 2004. Diluted earnings per share increased by 37.5% to $0.55 for the quarter ended December 31, 2005 from $0.40 for the quarter ended December 31, 2004. Both the net income and earnings per share numbers represent historical highs for the Company. The improved results were primarily a result of increased net-interest income and decreased non-interest expenses.

The increased net-interest income was largely a result of an increased loan portfolio and an increase in the average yield on interest earning assets. While the current interest rate environment introduces challenges to margin management, the Company's expanded net interest margin contributed to increased profitability for the quarter.

A more detailed explanation of the income statement categories is presented below.

Net Income: Net income for the quarter ended December 31, 2005 increased to $2.01 million, or $0.55 per diluted share ($0.57 per basic share) from $1.49 million, or $0.40 per diluted share ($0.42 per basic share) for the quarter ended December 31, 2004. The $0.15 increase in diluted earnings per share for the quarter ended December 31, 2005 was primarily a result of a $659,000 ($435,000 net of income tax - $0.12 per diluted share) increase in net interest income after provision for loan losses, a $123,000 ($81,000 net of income tax - $0.02 per diluted share) decrease in non-interest expense, and a lower number of weighted average shares outstanding, which increased diluted earnings per share by approximately $0.01.

Net Interest Income: Net interest income increased $659,000 to $6.03 million for the quarter ended December 31, 2005 from $5.37 million for the quarter ended December 31, 2004, primarily due to a larger interest earning asset base and an increase in the average yield on interest earning assets. Total interest income increased $1.14 million to $8.45 million for the quarter ended December 31, 2005 from $7.30 million for the quarter ended December 31, 2004 as average total interest earning assets increased by $25.97 million. The yield on interest earning assets increased to 6.82% for the quarter ended
December 31, 2005 from 6.22% for the quarter ended December 31, 2004.   The
collection of delinquent interest on two non-accrual loans that paid off during the quarter increased interest income by $49,000. The repayment of these two non-accrual loans increased late fee income by $82,000 which is recorded as interest income.

Partially offsetting the increased interest income was an increase in interest expense as average interest bearing deposits and borrowings increased and the interest rates paid for deposits increased. Total interest expense increased by $484,000 to $2.42 million for the quarter ended December 31, 2005 from $1.93 million for the quarter ended December 31, 2004 as average interest bearing liabilities increased $15.36 million. Also contributing to increased interest expense was an increase in the average rate paid for these funding sources to 2.29% for the quarter ended December 31, 2005 from 1.90% for the quarter ended December 31, 2004. As a result of these changes, the net interest margin increased to 4.87% for the quarter ended December 31, 2005 from 4.58% for the quarter ended December 31, 2004.

Provision for Loan Losses: There was no provision for loan losses made in the current quarter. The allowance for loan losses, however, did increase during the current quarter due to a net recovery of $18,000.

The Bank has established a comprehensive methodology for determining the provision for loan losses. On a quarterly basis the Bank performs an analysis taking into consideration pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of loans on non-accrual status, and other factors to determine the level of allowance for loan losses needed. Based on its analysis, management deemed the allowance for loan losses of $4.12 million at December 31, 2005 (1.05% of loans receivable and 152.09% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.
The allowance for loan losses was $3.99 million (1.10% of loans receivable and 133.00% of non-performing loans) at December 31, 2004. For the quarters ended December 31, 2005 and 2004, the Company had net recoveries of $18,000 and $3,000, respectively. For additional information, see the "Activity in the Allowance for Loan Losses" section included herein.

Non-interest Income: Total non-interest income increased $16,000 to $1.56 million for the quarter ended December 31, 2005 from $1.54 million for the quarter ended December 31, 2004. Total non-interest income increased as income from service charges on deposits, ATM transaction fees, bank owned life insurance and the sale of non-deposit investment products all increased from a year ago. Partially offsetting these increases was a decrease in income from loan sales, (gain on sale of loans and servicing income on loans sold) which decreased by $164,000 to $224,000 for the current quarter from $388,000 for the same period a year earlier. Income from loan sales was larger in the period a year ago due to the sale of the Bank's credit card portfolio, which resulted in a gain of $245,000 ($162,000 net of income tax).

Non-interest Expense: Total non-interest expense decreased by $123,000 to $4.64 million for the quarter ended December 31, 2005 from $4.76 million for the quarter ended December 31, 2004. Non-interest expenses were higher a year ago primarily due to expenses of $183,000 related to the branch acquisition in October 2004 and vesting expenses of $167,000 related to one of the Company's benefit plans. Partially offsetting these expense decreases during the current quarter were increases in expenses related to premises and equipment and state and local taxes. As a result of the decreased expenses and increased revenue, the Company's efficiency ratio decreased to 61.16% for the quarter ended December 31, 2005 from 68.92% for the quarter ended December 31, 2004.

The Company also began expensing stock options under SFAS 123(R), which became effective for the Company on October 1, 2005. Total compensation expense related to stock options of $5,000 was recorded in the quarter ended December 31, 2005.

Provision for Income Taxes: The provision for income taxes increased to $939,000 for the quarter ended December 31, 2005 from $653,000 for the quarter ended December 31, 2004, primarily due to increased net income before taxes. The Company's effective tax rate was 31.9% for the quarter ended December 31, 2005 and 30.4% for the quarter ended December 31, 2004.


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

An analysis of liquidity should also include a review of the changes that appear in the condensed consolidated statement of cash flows for the three months ended December 31, 2005. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchases of securities, and the net change in loans. Financing activities present the cash flows associated with the Company's deposit accounts, other borrowings and stock related transactions. The Company's total of cash and due from financial institutions decreased by $6.18 million to $22.54 million at December 31, 2005 from $28.72 million at September 30, 2005. The Company's liquid assets decreased primarily due to the repayment of FHLB advances.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2005, the Bank's regulatory liquidity ratio (net cash, and short- term and marketable assets, as a percentage of net deposits and short-term liabilities) was 11.00%. The Bank also maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of $145.52 million, under which $56.81 million was outstanding at December 31, 2005.

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

The Bank's primary investing activity is the origination of one-to-four family mortgage loans, commercial mortgage loans, and construction and land development loans. At December 31, 2005, the Bank had loan commitments totaling $29.5 million and undisbursed loans in process totaling $56.05 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2005 totaled $108.25 million. Historically, the Bank has been able to retain a significant amount of its certificates of deposit as they mature.

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At December 31, 2005, the Bank was in compliance with all applicable capital requirements. For additional details see "Regulatory Capital".

Regulatory Capital
------------------
The following table compares the Bank's regulatory capital at December 31, 2005 to its minimum regulatory capital requirements at that date (in thousands):
                                                        Percent of
                                                         Adjusted
                                             Amount    Total Assets (1)
                                             ------    ----------------

Tier 1 (leverage) capital                   $60,096        11.16%
Tier 1 (leverage) capital requirement        21,537         4.00
                                            -------       ------
Excess                                      $38,559         7.16%
                                            =======       ======

Tier 1 risk adjusted capital                $60,096        15.06%
Tier 1 risk adjusted capital requirement     15,960         4.00
                                            -------       ------
Excess                                      $44,136        11.06%
                                            =======       ======

Total risk based capital                    $64,213        16.09%
Total risk based capital requirement         31,920         8.00
                                            -------       ------
Excess                                      $32,293         8.09%
                                            =======       ======
-----------
(1) For the Tier 1 (leverage) capital, percent of total average assets of $538.42 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $399.00 million.

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                          KEY FINANCIAL RATIOS
                  (In thousands, except per share data)

                                            For the Three Months Ended
                                  December 31,   September 30,   December 31,
                                         2005            2005           2004
                                  -------------------------------------------
PERFORMANCE RATIOS:
Return on average assets (1)            1.46%            1.33%         1.15%
Return on average equity (1)           10.70%           10.03%         8.17%
Net interest margin (1)                 4.87%            4.56%         4.58%
Efficiency ratio                       61.16%           62.96%        68.92%

                                           At              At             At
                                  December 31,   September 30,   December 31,
                                         2005            2005           2004
                                  -------------------------------------------

ASSET QUALITY RATIOS:
Non-performing loans                  $ 2,707         $ 2,926        $ 3,003
REO & other repossessed items             144             509            346
Total non-performing assets             2,851           3,435          3,349
Non-performing assets to total assets    0.52%           0.62%          0.63%
Allowance for loan losses to
  non-performing loans                 152.09%         140.09%        133.00%

Book Value Per Share (2)              $ 20.22         $ 19.85        $ 19.03
Book Value Per Share (3)                21.64           21.30          20.52
Tangible Book Value Per Share (2) (4)   18.25           17.86          17.04
Tangible Book Value Per Share (3) (4)   19.53           19.16          18.37

---------------
(1)  Annualized
(2)  Calculation includes ESOP shares not committed to be released
(3)  Calculation excludes ESOP shares not committed to be released
(4) Calculation subtracts goodwill and core deposit intangible from equity component

                                            For the Three Months Ended
                                  December 31,   September 30,   December 31,
                                         2005            2005           2004
                                  -------------------------------------------
AVERAGE BALANCE SHEET:
---------------------
Average Total Loans                 $ 390,776       $ 392,596       $358,336
Average Total Interest
  Earning Assets                      495,290         502,453        469,317
Average Total Assets                  549,361         544,750        521,680
Average Total Interest
  Bearing Deposits                    361,620         363,150        347,782
Average FHLB Advances &
  other borrowings                     56,939          63,745         55,414
Average Shareholders' Equity           74,996          73,310         73,135

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There were no material changes in information concerning market risk from the information provided in the Company's Form 10-K for the fiscal year ended September 30, 2005.

Item 4.  Controls and Procedures
--------------------------------

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
Neither the Company nor the Bank is a party to any material legal proceedings at this time. Further, neither the Company nor the Bank is aware of the threat of any such proceedings. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 2.  Sale of Unregistered Equity Securities and Use of Proceeds
-------------------------------------------------------------------

The following table sets forth the shares repurchased by the Company during the quarter:

                                                 Total No.
                                                 of Shares
                                                Purchased as   Maximum No.
                           Total                 Part of     of Shares that
                          No. of     Average     Publicly      May Yet Be
                          Shares    Price Paid   Announced     Purchased
       Period            Purchased   per Share     Plan      Under the Plan(1)
-----------------------  ---------  ----------  -----------  ---------------

10/01/2005 - 10/31/2005       - -     $   - -       - -         160,105
11/01/2005 - 11/30/2005       - -         - -       - -         160,105
12/01/2005 - 12/31/2005     8,200     $ 23.50     8,200         151,905
                            -----     -------     -----
Total                       8,200     $ 23.50     8,200

(1) On February 27, 2004 Timberland Bancorp, Inc. announced a share repurchase plan authorizing the repurchase of up to 10% of its outstanding shares, or 360,670 shares. As of December 31, 2005, a total of 36,050 of these shares were repurchased at an average price of $23.26 per share. All shares were repurchased through open market broker transactions and no shares were directly repurchased from directors or officers of the Company.

Item 3.  Defaults Upon Senior Securities
----------------------------------------
None to be reported.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None to be reported.

Item 5.  Other Information
--------------------------
None to be reported.

Item 6.  Exhibits
-----------------
     (a)  Exhibits
          3.1    Articles of Incorporation of the Registrant (1)
          3.2    Bylaws of the Registrant (1)
          3.3    Amendment to Bylaws (2)
          10.1   Employee Severance Compensation Plan (3)
          10.2   Employee Stock Ownership Plan (3)
          10.3   1999 Stock Option Plan (4)
          10.4   Management Recognition and Development Plan (4)
          10.5   2003 Stock Option Plan (5)
          10.6   Form of Incentive Stock Option Agreement (6)
          10.7   Form of Non-qualified Stock Option Agreement (6)
          31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act
          31.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act

         32     Certifications of Chief Executive Officer and Chief Financial
                   Officer Pursuant to Section 906 of the Sarbanes Oxley Act
------------
(1) Incorporated by reference to the Registrant's Registration Statement of Form S-1 (333- 35817).
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2002.
(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(4) Incorporated by reference to the Registrant's 1999 Annual Meeting Proxy Statement dated December 15, 1998.
(5) Incorporated by reference to the Registrant's 2004 Annual Meeting Proxy Statement dated December 24, 2003.
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2005.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Timberland Bancorp, Inc.


                                        /s/Michael R. Sand
Date:  February 7, 2006             By: -------------------------------
                                        Michael R. Sand
                                        Chief Executive Officer
                                        (Principal Executive Officer)


                                        /s/Dean J. Brydon
Date:  February 7, 2006             By: -------------------------------
                                        Dean J. Brydon
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.                        Description of Exhibit

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

Date: February 7, 2006
                                             /s/Michael R. Sand
                                             ----------------------------
                                             Michael R. Sand
                                             Chief Executive Officer

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

Date: February 7, 2006

                                             /s/Dean J. Brydon
                                             ----------------------------
                                             Dean J. Brydon
                                             Chief Financial Officer

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

     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

     * the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     * the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.


/s/Michael R. Sand                           /s/Dean J. Brydon
--------------------------                   --------------------------
Michael R. Sand                              Dean J. Brydon
Chief Executive Officer                      Chief Financial Officer

Date:   February 7, 2006