Form 10-Q
period 2006-03-31
TIMBERLAND BANCORP INC
filed 2006-05-10
CIK 1046050

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

              [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer       Accelerated Filer  X   Non-accelerated filer
                        ---                     ---                        ---

Indicate by check mark whether the registrant is a shell company (in Rule
12b-2 of the Exchange Act).  Yes      No  X
                                 ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS                         SHARES OUTSTANDING AT APRIL 30, 2006
     -----                         ------------------------------------
Common stock, $.01 par value                       3,775,437

                                  INDEX

                                                                        Page
PART I.   FINANCIAL INFORMATION                                         ----

   Item 1.  Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets                          3

            Condensed Consolidated Statements of Income                    4

            Condensed Consolidated Statements of Shareholders' Equity      5

            Condensed Consolidated Statements of Cash Flows               6-7

            Condensed Consolidated Statements of Comprehensive Income      8

            Notes to Condensed Consolidated Financial Statements          9-14

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          14-27

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk     28

   Item 4.  Controls and Procedures                                        28

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                              28

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  28-29

   Item 3.  Defaults Upon Senior Securities                                29

   Item 4.  Submission of Matters to a Vote of Security Holders            29

   Item 5.  Other Information                                              29

   Item 6.  Exhibits                                                       30


SIGNATURES                                                                 31

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     March 31, 2006 and September 30, 2005
                      In Thousands, Except Share Amounts
                                                     March 31,   September 30,
                                                         2006            2005
                                                    --------------------------
Assets                                              (Unaudited)
Cash and due from financial institutions
     Non-interest bearing                           $  18,650       $  20,015
     Interest bearing deposits in banks                 1,872           3,068
     Federal funds sold                                10,770           5,635
                                                    ---------       ---------
                                                       31,292          28,718
Investments and mortgage-backed securities:
     Held to maturity                                      89             104
     Available for sale                                86,657          89,595
     Federal Home Loan Bank ("FHLB") stock              5,705           5,705
                                                    ---------       ---------
                                                       92,451          95,404

Loans receivable                                      397,216         389,853
Loans held for sale                                       140           2,355
Less: Allowance for loan losses                        (4,119)         (4,099)
                                                    ---------       ---------

       Total Loans                                    393,237         388,109
                                                    ---------       ---------

Accrued interest receivable                             2,558           2,294
Premises and equipment                                 15,933          15,862
Other real estate owned and other repossessed items       110             509
Bank owned life insurance ("BOLI")                     11,723          11,502
Goodwill                                                5,650           5,650
Core deposit intangible                                 1,670           1,834
Mortgage servicing rights                                 913             928
Other assets                                            1,846           1,955
                                                    ---------       ---------
       Total Assets                                 $ 557,383       $ 552,765
                                                    ---------       ---------
Liabilities and Shareholders' Equity
Liabilities
Deposits                                            $ 414,035       $ 411,665
FHLB advances                                          61,792          62,353
Other borrowings: repurchase agreements                   838             781
Other liabilities and accrued expenses                  3,005           3,324
                                                    ---------       ---------
       Total Liabilities                              479,670         478,123
                                                    ---------       ---------
Shareholders' Equity
Preferred Stock, $.01 par value; 1,000,000 shares
   authorized; none issued
Common Stock, $.01 par value; 50,000,000 shares
   authorized;
   March 31, 2006 - 3,774,337 shares issued and
     outstanding
   September 30, 2005 - 3,759,937 shares issued
     and outstanding                                       38              38
Additional paid in capital                             22,391          22,040
Unearned shares - Employee Stock Ownership
   Plan ("ESOP")                                       (3,569)         (3,833)
Retained earnings                                      60,016          57,268
Accumulated other comprehensive loss                   (1,163)           (871)
                                                    ---------       ---------
     Total Shareholders' Equity                        77,713          74,642
                                                    ---------       ---------
     Total Liabilities and Shareholders' Equity     $ 557,383       $ 552,765
                                                    ---------       ---------

     See notes to unaudited condensed consolidated financial statements

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            For the three and six months ended March 31, 2006 and 2005
                    Dollars in Thousands, Except Per Share Amounts
                                    (unaudited)

                                      Three Months            Six Months
                                     Ended March 31,         Ended March 31,
                                     2006        2005       2006       2005
                                    ------------------    -------------------
Interest and Dividend Income
Loans receivable                    $ 7,624    $ 6,594    $15,108     $13,101
Investments and mortgage-backed
  securities                            576        520       1,113         910
Dividends from investments              342        251        665         517
Federal funds sold                       95         50        172         162
Interest bearing deposits in banks       12         15         36          43
                                    ------------------    -------------------
  Total interest and dividend income  8,649      7,430     17,094      14,733
Interest Expense
Deposits                              1,809      1,257      3,497       2,437
FHLB advances                           762        737      1,482       1,486
Other borrowings                         16         10         26          15
                                    ------------------    -------------------
  Total interest expense              2,587      2,004      5,005       3,938
                                    ------------------    -------------------
  Net interest income                 6,062      5,426     12,089      10,795
Provision for loan losses                --         20         --          20
                                    ------------------    -------------------
  Net interest income after
    provision for loan losses         6,062      5,406     12,089      10,775
Non-Interest Income
Service charges on deposits             737        642      1,457       1,339
Gain on sale of loans, net               88         84        204         432
BOLI net earnings                       111        110        221         209
Escrow fees                              24         24         55          59
Servicing income on loans sold           78         49        186          88
ATM transaction fees                    240        213        476         410
Other                                   231        218        465         341
                                    ------------------    -------------------
  Total non-interest income           1,509      1,340      3,064       2,878
Non-Interest Expense
Salaries and employee benefits        2,737      2,548      5,367       5,198
Premises and equipment                  631        566      1,239       1,077
Advertising                             179        212        315         377
Loss (gain) from real estate
  operations                            (39)        (3)       (91)        (30)
ATM expenses                             97        103        194         216
Postage and courier                     132        143        247         301
Amortization of core deposit
  intangible                             82         94        164         179
State and local taxes                   128        111        288         206
Professional fees                       181        177        389         362
Other                                   591        720      1,243       1,545
                                    ------------------    -------------------
  Total non-interest expense          4,719      4,671      9,355       9,431

Income before federal income taxes    2,852      2,075      5,798       4,222
Federal income taxes                    906        624      1,846       1,277
                                    ------------------    -------------------
  Net Income                        $ 1,946    $ 1,451    $ 3,952     $ 2,945
                                    ==================    ===================
Earnings Per Common Share:
  Basic                               $0.55      $0.42      $1.13       $0.84
  Diluted                             $0.53      $0.40      $1.09       $0.80
Weighted average shares outstanding:
  Basic                           3,511,880  3,488,385  3,508,163   3,522,062
  Diluted                         3,640,612  3,644,604  3,633,034   3,681,282
Dividends per share:                  $0.16      $0.15      $0.32       $0.30

      See notes to unaudited condensed consolidated financial statements


                                 TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the year ended September 30, 2005 and the six months ended March 31, 2006
                                  In Thousands, Except Common Stock Shares

                                                                     Unearned
                                                         Unearned    Shares              Accumu-
                                                         Shares      Issued to           lated
                                                         Issued to   Manage-             Other
                                                         Employee    ment                Compre-
                           Common    Common  Additional   Stock      Recog-              hensive
                        Stock Shares  Stock   Paid-In    Ownership   nition   Retained   Income
                        Outstanding  Amount   Capital     Trust      Plan     Earnings   (Loss)      Total
                        -----------  -------  --------  ---------    ------   --------   ------    ---------
Balance, Sept. 30, 2004   3,882,070    $39    $24,867   ($4,362)     ($537)    $52,967    ($157)    $72,817

Net income                      - -    - -        - -       - -        - -       6,618      - -       6,618
Repurchase of
  common stock             (174,434)    (2)    (4,062)      - -        - -         - -      - -      (4,064)
Exercise of stock options     52,301     1        813       - -        - -         - -      - -         814
Cash dividends
  ($.61 per share)               - -   - -        - -       - -        - -      (2,317)     - -      (2,317)
Earned ESOP shares                     - -        293        529       - -         - -      - -         822
Earned MRDP shares (1)                 - -        129        - -       537         - -      - -         666
Change in fair value of
  securities available
  for sale, net of tax           - -   - -        - -        - -       - -         - -     (714)       (714)

Balance, Sept. 30, 2005    3,759,937    38     22,040     (3,833)      - -      57,268     (871)     74,642

(Unaudited)
Net income                       - -   - -        - -        - -       - -       3,952      - -       3,952
Repurchase of
  common stock                (8,200)  - -       (193)       - -       - -         - -      - -        (193)
Exercise of stock options     22,600   - -        366        - -       - -         - -      - -         366
Cash dividends
  ($.32 per share)               - -   - -        - -        - -       - -      (1,204)     - -      (1,204)
Earned ESOP shares               - -   - -        167        264       - -         - -      - -         431
Stock option compensation
  expense                        - -   - -         11        - -       - -         - -      - -          11
Change in fair value of
  securities available
  for sale, net of tax           - -   - -        - -        - -       - -         - -     (292)       (292)

Balance, March 31, 2006    3,774,337   $38    $22,391    ($3,569)     $- -     $60,016  ($1,163)    $77,713

(1) Shares issued under the Timberland Bancorp, Inc. Management Recognition and Development Plan ("MRDP")

                    See notes to unaudited condensed consolidated financial statements

                                                   5

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the six months ended March 31, 2006 and 2005
                              In Thousands
                               (unaudited)
                                                            Six Months
                                                          Ended March 31,
                                                        2006          2005
Cash Flow from Operating Activities                   ---------------------
Net income                                              $3,952       $2,945
Noncash revenues, expenses, gains and
losses included in income:
  Depreciation                                             518          465
  Amortization of core deposit intangible                  164          181
  FHLB stock dividends                                     - -          (23)
  Earned ESOP Shares                                       431          415
  Earned MRDP Shares                                       - -          331
  Stock option compensation expense                         11          - -
  Gain on sale of other real estate owned, net             (49)         (40)
  Loss on sale of premises and equipment                   - -           13
  BOLI cash surrender value increase                      (221)        (209)
  Gain on sale of loans                                   (204)        (432)
  Decrease in deferred loan origination fees              (208)          (3)
  Provision for loan and other real estate owned losses    - -           45
Loans originated for sale                              (10,635)      (4,022)
Proceeds from sale of loans                             13,054        5,064
(Increase) decrease in other assets, net                    42         (100)
Decrease in other liabilities and accrued expenses, net   (319)        (338)
                                                      ---------------------
Net Cash Provided by Operating Activities                6,536        4,292

Cash Flow from Investing Activities
Purchase of securities available for sale                  - -      (38,973)
Proceeds from maturities of securities available
  for sale                                               2,485        4,982
Proceeds from maturities of securities held to maturity     14           27
Increase in loans receivable, net                       (7,179)     (33,966)
Additions to premises and equipment                       (589)        (385)
Purchase of branches, net of cash and cash equivalents     - -       76,630
Proceeds from the disposition of premises and equipment    - -            6
Proceeds from sale of other real estate owned              472          350
                                                      ---------------------
Net Cash Provided by (Used in) Investing Activities     (4,797)       8,671

Cash Flow from Financing Activities
Increase (decrease) in deposits, net                     2,370       (6,123)
Net decrease in FHLB advances - long term               (5,561)      (4,489)
Net increase (decrease) in FHLB advances - short term    5,000       (1,485)
Increase in repurchase agreements                           57        1,472
Proceeds from exercise of stock options                    366          346
Purchase and retirement of common stock                   (193)      (3,420)
Payment of dividends                                    (1,204)      (1,150)
                                                      ---------------------
Net Cash Provided by (Used in) Financing Activities        835      (14,849)


                      See notes to unaudited condensed
                 consolidated financial statements (continued)

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)
            For the six months ended March 31, 2006 and 2005
                              In Thousands
                               (unaudited)

                                                           Six Months
                                                          Ended March 31,
                                                        2006          2005
                                                      ---------------------

Net Increase (Decrease) in Cash                          2,574       (1,886)
Cash and Due from Financial Institutions
  Beginning of period                                   28,718       19,833
                                                      ---------------------
  End of period                                       $ 31,292     $ 17,947
                                                      ---------------------

Supplemental Disclosure of Cash Flow Information
  Income taxes paid                                   $  1,495     $    930
  Interest paid                                          4,877        3,828


Supplemental Disclosure of Non-cash Investing Activities
  Market value adjustment of securities held for sale,
    net of tax                                            (292)        (592)
  Loans transferred to other real estate owned              24          233

Supplemental Disclosure of Branch Purchase
  Premium paid on deposits                                 - -       (7,848)
  Fair value of assets acquired, principally
    property and equipment                                 - -       (2,064)
  Deposits assumed                                         - -       86,495
  Other liabilities assumed                                - -           47
  Net cash provided by branch purchase                     - -       76,630


   See notes to unaudited condensed consolidated financial statements

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
       For the three and six months ended March 31, 2006 and 2005
                              In Thousands
                               (unaudited)

                                      Three Months            Six Months
                                     Ended March 31,         Ended March 31,
                                     2006        2005       2006       2005
                                    ------------------     ------------------
Comprehensive Income:
  Net Income                         $1,946     $1,451      $3,952     $2,945
  Change in fair value of securities
     available for sale, net of tax     (96)      (438)       (292)      (592)
                                    ------------------     ------------------

Total Comprehensive Income           $1,850     $1,013      $3,660     $2,353
                                    ==================     ==================



     See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005 ("2005 Form 10-K"). The results of operations for the three and six months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(d) Certain prior period amounts have been reclassified between interest income and servicing income on loans sold to conform to the March 31, 2006 presentation. There was no change to net income or shareholders' equity previously reported.

(2) EARNINGS PER SHARE
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options and awarded but not released MRDP shares. In accordance with Statement of Position ("SOP") 93-6, "Employers' Accounting for Employee Stock Ownership Plans (ESOP)," issued by the American Institute of Certified Public Accountants, shares owned by the Bank's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At March 31, 2006 and 2005, there were 255,682 and 290,949 ESOP shares, respectively, that had not been allocated.

                                Three Months                Six Months
                                Ended March 31,           Ended March 31,
                               2006         2005         2006        2005
                           ------------------------  ------------------------
Basic EPS computation
 Numerator - Net income    $ 1,946,000  $ 1,451,000  $ 3,952,000  $ 2,945,000

 Denominator - Weighted
  average common shares
  outstanding                3,511,880    3,488,385    3,508,163    3,522,062
                           -----------  -----------  -----------  -----------

Basic EPS                  $ 0.55       $ 0.42       $ 1.13       $ 0.84

Diluted EPS computation
 Numerator - Net income    $ 1,946,000  $ 1,451,000  $ 3,952,000  $ 2,945,000

 Denominator - Weighted
  average common shares
  outstanding                3,511,880    3,488,385    3,508,163    3,522,062
Effect of dilutive stock
 options                       128,732      133,594      124,871      139,865
Effect of dilutive MRDP            - -       22,625          - -       19,355
                           -----------  -----------  -----------  -----------
Weighted average common
 shares and common stock
 equivalents                 3,640,612    3,644,604    3,633,034    3,681,282
                           -----------  -----------  -----------  -----------

Diluted EPS                $ 0.53       $ 0.40       $ 1.09       $ 0.80

(3) STOCK BASED COMPENSATION
Prior to October 1, 2005, the Company accounted for stock-based compensation expense using the intrinsic value method as required by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and as permitted by Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 123, "Accounting for Stock-Based Compensation." No compensation cost for stock options was reflected in net income for the fiscal year ended September 30, 2005, as all options granted had an exercise price equal to the market price of the underlying common stock at the date of the grant.

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

(4) STOCK COMPENSATION PLANS
Stock Option Plans
------------------
Under the Company's stock option plans (1999 Stock Option Plan and 2003 Stock Option Plan), the Company may grant options for up to a combined total of 811,250 shares of common stock to certain key employees and directors. The exercise price of each option equals the fair market value of the Company's common stock on the date of grant. An option's maximum term is ten years. Options vest in annual installments 10% on each of the ten anniversaries from the date of the grant. If the Company meets three of four established performance criteria the vesting is accelerated to 20% for that year. These four performance criteria are: (i) generating a return on assets which exceeds that of the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; (ii) generating an efficiency ratio which is less than that of the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; (iii) generating a net interest margin which exceeds the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; and (iv) increasing the Company's earnings per share over the prior fiscal year. The Company performs the accelerated vesting analysis in February of each year based on the results of the most recently completed fiscal year. The Company met all four of the performance criteria items for the year ended September 30, 2005. At March 31, 2006, options for 139,208 shares are available for future grant under these plans.

Following is activity under the plans:

                                                      Six Months Ended
                                                       March 31, 2006
                                                 Total Options Outstanding
                                                --------------------------
                                                          Weighted    Weighted
                                                          Average     Average
                                                          Exercise    Fair
                                                Shares    Price       Value
                                                ------    ------      ------
   Options outstanding, beginning of period     362,411   $13.86      $3.58
   Exercised                                    (22,600)   12.16       3.29
   Granted                                           --       --         --
   Options outstanding, end of period           339,811   $13.98      $3.60
                                                -------
   Options exercisable, end of period           308,639   $13.69      $3.55


                                                      Six Months Ended
                                                       March 31, 2005
                                                 Total Options Outstanding
                                                --------------------------
                                                          Weighted    Weighted
                                                          Average     Average
                                                          Exercise    Fair
                                                Shares    Price       Value
                                                ------    ------      ------
   Options outstanding, beginning of period     414,712   $13.86      $3.54
   Exercised                                    (23,633)   12.00       3.25
   Granted                                           --       --         --
                                                -------
   Options outstanding, end of period           391,079   $13.73      $3.56

   Options exercisable, end of period           320,400   $12.51      $3.34

The aggregate intrinsic value of all options outstanding at March 31, 2006 was $4.83 million. The aggregate intrinsic value of all options that were exercisable at March 31, 2006 was $4.48 million. The aggregate intrinsic value of all options outstanding at March 31, 2005 was $3.28 million. The aggregate intrinsic value of all options that were exercisable at March 31, 2005 was $3.07 million.

                                            Six Months Ended March 31,
                                              Total Unvested Options
                                            --------------------------

                                            2006                  2005   .
                                      -------------------  -------------------
                                                 Weighted             Weighted
                                                 Average              Average
                                                 Grant                Grant
                                                 Date                 Date
                                                 Fair                 Fair
                                      Shares     Value      Shares    Value
                                      ----------------------------------------
Unvested options, beginning
  of period                           38,840     $4.17      77,346    $4.57
Vested                                (7,668)     4.31      (6,667)    4.71
Granted                                   --        --          --       --
                                      ------                ------
Unvested options, end of period       31,172     $4.13      70,679    $4.56

The total fair value of options vested during the six months ended March 31, 2006 was $33,000. The total fair value of options vested during the six months ended March 31, 2005 was $31,000.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:
                                                         Six Months Ended
                                                             March 31,
                                                             ---------
                                                         (In Thousands)
                                                         2006         2005
                                                         ----         ----
   Proceeds from options exercised                       $274         $239
   Related tax benefit recognized                          92           84
   Intrinsic value of options exercised                   272          247


Options outstanding at March 31, 2006 were as follows:

                       Outstanding                      Exercisable
               -----------------------------   -------------------------------
                                 Weighted                         Weighted
                       Weighted  Average                Weighted  Average
Range                  Average   Remaining              Average   Remaining
Exercise               Exercise  Contractual            Exercise  Contractual
Prices         Shares  Price     Life (Years)  Shares   Price     Life (Years)
------------   ------  -----     -----------   ------   -----     -----------

$12.00-12.38   236,294  $12.01      2.9        235,794   $12.01      2.9
 13.59-14.90    33,339   14.70      5.3         23,337    14.70      5.3
 15.20-15.96    11,000   15.54      6.0          4,500    15.34      5.8
 19.05          28,340   19.05      6.9         14,170    19.05      6.9
 22.92-23.25    30,838   23.06      7.8         30,838    23.06      7.8
               -------                         -------
               339,811  $13.98      4.0        308,639   $13.69      3.8


Options outstanding at March 31, 2005 were as follows:

                       Outstanding                      Exercisable
               -----------------------------   -------------------------------
                                 Weighted                         Weighted
                       Weighted  Average                Weighted  Average
Range                  Average   Remaining              Average   Remaining
Exercise               Exercise  Contractual            Exercise  Contractual
Prices         Shares  Price     Life (Years)  Shares   Price     Life (Years)
------------   ------  -----     -----------   ------   -----     -----------
$12.00-12.38   286,562  $12.01      3.9        285,062   $12.01      3.9
 13.59-14.90    33,339   14.70      6.3         20,003    14.70      6.3
 15.20-15.96    12,000   15.54      7.0          3,500    15.35      6.8
 19.05          28,340   19.05      7.9          8,502    19.05      7.9
 22.92-23.25    30,838   23.06      8.8          3,333    23.06      8.8
               -------                          -------
               391,079  $13.98      4.8        320,400   $13.69      4.8

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. There were no options granted during the six months ended March 31, 2006 and March 31, 2005.

Stock Grant Plans
-----------------
The Company adopted the MRDP in 1998, which was subsequently approved by shareholders in 1999 for the benefit of officers, employees and non-employee directors of the Company. The objective of the MRDP is to retain personnel of experience and ability in key positions by providing them with a proprietary interest in the Company.

The MRDP allows for the issuance to participants of up to 264,500 shares of the Company's common stock. The Company awarded 204,927 shares under the MRDP
to officers and directors in 2001.   No shares have been awarded since 2001.
Awards under the MRDP were made in the form of restricted shares of common stock that were subject to restrictions on the transfer of ownership. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participants was recognized over a five-year vesting period, with 20% vesting immediately upon grant. At March 31, 2006, participants were fully vested in all shares awarded. There was no activity during the three and six months ended March 31, 2006 related to MRDP shares.

Expenses for Stock Compensation Plans
-------------------------------------
Compensation expenses for all stock-based plans were as follows:

                                           Six Months Ended March 31,
                                          2006                    2005
                                          ----------------------------
                                                 (In Thousands)
                                   Stock      Stock        Stock      Stock
                                   Options    Grants       Options    Grants
                                   -------    ------       -------    ------
Compensation expense recognized
  in income                         $  11      $  --        $  --      $ 335
Related tax benefit recognized          4         --           --        114

The compensation expense yet to be recognized for stock based awards that have been awarded but not vested for the years ending September 30 is as follows (in thousands):
                                   Stock           Stock         Total
                                   Options         Grants        Awards
                                   -------         ------        ------
Remainder of 2006                  $ 11            $ --          $ 11
2007                                 16              --            16
2008                                 12              --            12
2009                                  7              --             7
2010                                  4              --             4
2011                                  2              --             2
                                   ----            ----          ----
Total                              $ 52            $ --          $ 52

(5) DIVIDEND / SUBSEQUENT EVENT
On April 27, 2006, the Company announced a quarterly cash dividend of $0.16 per common share, payable May 23, 2006, to shareholders of record as of the close of business May 9, 2006.

(6) RECENT ACCOUNTING PRONOUNCEMENTS
In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 156, Accounting for Servicing of Financial Assets ("SFAS No. 156"). SFAS No. 156 amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits servicers to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the carrying value and fair value at the date of adoption to be recognized as a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. The Company will adopt SFAS No. 156 beginning in the first quarter of 2007. The Company is currently assessing the impact of adopting SFAS No. 156 but does not expect the standard to have a material impact on the Company's consolidated financial statements.

In February 2006, FASB issued FASB Staff Position ("FSP") No. 123R-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event." This staff position addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. FSP No. 123R-4 provides that cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee's control does not require classifying the option or similar instrument as a liability until it becomes probable that the event will occur. The Company implemented the guidance of FSP No. 123R-4 in the first quarter of fiscal year 2006.

On December 16, 2004, FASB issued SFAS No. 123 (Revised), "Share-Based Payment (SFAS 123(R))." This Statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments, or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces existing requirements under SFAS No. 123, "Accounting for Stock-Based Compensation," and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees." Adoption of the Statement impacts the consolidated financial statements by requiring compensation expense to be recorded for the unvested portion of stock options, which have been granted or are subsequently granted. This Statement became effective for the Company on October 1, 2005.

In May 2005, FASB issued SFAS No. 154, "Accounting Changes for Error Corrections (SFAS No. 154)." SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It established, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transaction requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in the fiscal years ending after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial statements.


Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operation
--------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three and six months ended March 31, 2006. This analysis as well as other sections of this report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward looking statements may describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward looking statements as a result of a wide variety or range of factors including, but not limited to: interest rate fluctuations; economic conditions in the Company's primary market area; deposit flows; demand for residential, commercial real estate, consumer, and other types of loans; real estate values; success of new products and services; and other risks detailed in the Company's reports filed with the SEC, including its 2005 Form 10-K. Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any forward-looking statements.

Overview

Timberland Bancorp, Inc. ("Company"), a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank, SSB ("Bank") upon the Bank's conversion from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank ("Conversion"). The Conversion was completed on January 12, 1998 through the sale and issuance of 6,612,500 shares of common stock by the Company. At March 31, 2006, the Company had total assets of $557.38 million and total shareholders' equity of $77.71 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank.

The Bank was established in 1915 as "Southwest Washington Savings and Loan Association." In 1935, the Bank converted from a state-chartered mutual savings and loan association to a federally-chartered mutual savings and loan association, and in 1972 changed its name to "Timberland Federal Savings and Loan Association." In 1990, the Bank converted to a federally chartered mutual savings bank under the name "Timberland Savings Bank, FSB." In 1991, the Bank converted to a Washington-chartered mutual savings bank and changed
its name to "Timberland Savings Bank, SSB."   On December 29, 2000, the Bank
changed its name to "Timberland Bank." The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable legal limits under the Savings Association Insurance Fund. The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1937. The Bank is regulated by the Washington Department of Financial Institutions, Division of Banks and the FDIC.

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

Mortgage Servicing Rights. Mortgage servicing rights ("MSRs") are capitalized when acquired through the origination of loans that are subsequently sold with servicing rights retained and are amortized as an offset to servicing income on loans sold in proportion to and over the period of estimated net servicing income. The value of MSRs at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans. The estimated fair value is periodically evaluated for impairment by comparing actual cash flows and estimated cash flows from the servicing assets to those estimated at the time servicing assets were originated. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSR portfolio. The Company's methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions. For example, the determination of fair value uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect of the fair value. Thus, any measurement of MSRs' fair value is limited by the conditions existing and assumptions as of the date made. Those assumptions may not be appropriate if they are applied at different times.

Comparison of Financial Condition at March 31, 2006 and September 30, 2005

The Company's total assets increased $4.61 million to $557.38 million at March 31, 2006 from $552.77 million at September 30, 2005, primarily attributable to a $5.13 million increase in net loans receivable and a $2.57 million increase in cash and due from financial institutions. These increases were partially offset by a $2.95 million decrease in investment securities.

Total deposits increased $2.37 million to $414.04 million at March 31, 2006 from $411.67 million at September 30, 2005 primarily attributable to an increase in certificate of deposit accounts. Shareholders' equity increased by $3.07 million to $77.71 million at March 31, 2006 from $74.64 million at September 30, 2005 primarily attributable to retained net income.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Due from Financial Institutions: Cash and due from financial institutions increased to $31.29 million at March 31, 2006 from $28.72 million
at September 30, 2005.   The increase was primarily a result of interest
bearing deposits in banks and federal funds sold increasing $3.94 million to $12.64 million at March 31, 2006 from $8.70 million at September 30, 2005.
The increase was partially offset by a decrease of $1.37 million in non-interest bearing deposits to $18.65 million at March 31, 2006 from $20.02 million at September 31, 2005.

Investment Securities and Mortgage-backed Securities: Investment securities decreased by $2.95 million to $92.45 million at March 31, 2006 from $95.40 million at September 30, 2005, due to regular amortization and prepayments on mortgage-backed securities. At March 31, 2006, the Company's securities' portfolio was comprised of U.S. agency securities of $33.60 million, mutual funds of $31.99 million, mortgage-backed securities of $21.16 million, and FHLB stock of $5.70 million. The mutual funds invest primarily in mortgage-backed products and U.S. agency securities. For additional information, see the "Investment Securities" table included herein.

Loans: Net loans receivable increased by $5.13 million to $393.24 million at March 31, 2006 from $388.11 million at September 30, 2005. The increase in the portfolio was primarily a result of a $6.38 million increase in construction loans (net of undisbursed portion), a $3.33 million increase in land loans, a $2.75 million increase in consumer loans, and a $1.89 million increase in multi-family loans. Partially offsetting these increases were decreases of $5.46 million in one-to-four family mortgage loans, $2.58 million in commercial business loans, and $1.37 million in commercial real estate loans.

Loan demand remains relatively strong in the Bank's market areas, although an unusually wet winter impacted the loan portfolio by delaying construction loan disbursements on existing construction loans and kept some of the Bank's builders from beginning new projects. Undisbursed construction loan balances
increased by $10.10 million to $52.87 million at March 31, 2006.   Loan
originations totaled $43.98 million and $109.76 million for the three and six months ended March 31, 2006 compared to $48.94 million and $110.38 million for the three and six months ended March 31, 2005. The Bank also continued to sell longer-term fixed rate loans for asset liability management purposes.
The Bank sold fixed rate one-to-four family mortgage loans totaling $5.52 million and $13.05 million for the three and six months ended March 31, 2006 compared to $4.63 million and $7.96 million for the three and six months ended March 31, 2005.

For additional information, see the sections entitled "Loan Portfolio Composition" and "Construction and Land Development Loan Portfolio Composition" included herein.

Other Real Estate Owned and Other Repossessed Items: Other real estate owned ("OREO") and other repossessed items decreased to $110,000 at March 31, 2006 from $509,000 at September 30, 2005 as several properties were sold. At March 31, 2006, OREOs were comprised of three land parcels totaling $110,000. For additional information, see the section entitled "Non-performing Assets" included herein.

Premises and Equipment: Premises and equipment increased by $71,000 to $15.93 million at March 31, 2006 from $15.86 million at September 30, 2005, primarily attributable to remodeling costs associated with several branch facilities.

Goodwill and Core Deposit Intangible: The value of goodwill and the amortized value of core deposit intangible decreased $164,000 to $7.32 million at March 31, 2006 from $7.48 million at September 30, 2005. The decrease is attributable to scheduled amortization of the core deposit intangible.

Deposits: Deposits increased by $2.37 million to $414.04 million at March 31, 2006 from $411.67 million at September 30, 2005. The deposit increase was primarily as a result of a $12.2 million increase in certificate of deposit accounts. This increase was partially offset by decreases of $7.33 million in money market accounts, $1.38 million in savings accounts, and $1.12 million in non-interest bearing accounts. For additional information, see the section entitled "Deposit Breakdown" included herein.

FHLB Advances: FHLB advances decreased to $61.79 million at March 31, 2006 from $62.35 million at September 30, 2005 as the Bank repaid several advances. For additional information, see "FHLB Advance Maturity Schedule" included herein.

Shareholders' Equity: Total shareholders' equity increased by $3.07 million to $77.71 million at March 31, 2006 from $74.64 million at September 30, 2005, primarily as a result of net income of $3.95 million and a $544,000 increase to additional paid in capital from the exercise of stock options and vesting associated with the Company's benefit plans. Also increasing shareholders' equity was a decrease of $264,000 in the equity component related to unearned shares issued to the ESOP. These increases to shareholders' equity were partially offset by the payment of $1.20 million in dividends to shareholders, the repurchase of 8,200 shares of the Company's common stock for $193,000, and a $292,000 increase in accumulated other comprehensive loss.

On April 7, 2005, the Company announced a plan to repurchase up to 5% of the Company's outstanding shares, or 187,955 shares. This represents the Company's 13th stock repurchase plan. As of March 31, 2006, the Company had repurchased 36,050 of these shares at an average price of $23.26. Cumulatively, the Company has repurchased 3,375,321 shares (51.0%) of the 6,612,500 shares that were issued when the Company went public in January 1998. The 3,375,321 shares have been repurchased at an average price of $15.41 per share. For additional information, see Item 2 of Part II of this Form 10-Q.

Non-performing Assets: Non-performing assets to total assets decreased to 0.39% at March 31, 2006 from 0.62% at September 30, 2005, as total non-performing assets decreased to $2.15 million at March 31, 2006 from $3.44 million at March 31, 2005. The ratio decreased primarily as a result of an $886,000 decrease in non-performing assets and a $399,000 decrease in OREO.

The non-performing loan total of $2.04 million at March 31, 2006 consisted of a $1.36 million commercial construction loan, $505,000 in one-to-four family loans and $179,000 in commercial real estate loans. Despite having a higher historical percentage of non-performing loans than the Company's relevant peer group, the Company's actual charge-offs have remained low. The Company had a net recovery of $20,000 during the six months ended March 31, 2006 and during the last five fiscal years its net charge-offs to outstanding loans ratio has averaged less than 0.10% per year. For additional information, see the section entitled "Non-performing Assets" included herein.

Investment Securities
---------------------
The following table sets forth the composition of the Company's investment securities portfolio.

                                      At March 31,        At September 30,
                                         2006                  2005
                                   Amount    Percent      Amount   Percent
                                   -----------------      ----------------
                                               (In Thousands)
Held-to-maturity:
  Mortgage-backed securities      $    89      0.10%    $   104      0.11%

Available-for-sale (at fair value)
  U.S. agency securities           33,596     36.37      33,695     35.32
  Mortgage-backed securities       21,072     22.72      23,735     24.88
  Mutual funds                     31,989     34.63      32,165     33.71
  FHLB stock                        5,705      6.18       5,705      5.98
                                  -------    ------     -------    ------

Total portfolio                   $92,451    100.00%    $95,404    100.00%
                                  =======    ======     =======    ======

Loan Portfolio Composition
--------------------------
The following table sets forth the composition of the Company's loan portfolio by type of loan as of the dates indicated.

                                      At March 31,        At September 30,
                                         2006                  2005
                                   Amount    Percent      Amount   Percent
                                   -----------------      ----------------
                                                (In Thousands)
Mortgage Loans:
  One-to-four family (1)          $ 96,300    21.26%     $101,763    23.24%
  Multi family                      22,058     4.87        20,170     4.61
  Commercial                       123,480    27.27       124,849    28.51
  Construction and
   land development                128,951    28.47       112,470    25.68
  Land                              28,314     6.25        24,981     5.71
                                  --------   ------      --------   ------
    Total mortgage loans           399,103    88.12       384,233    87.75
Consumer Loans:
  Home equity and second
   mortgage                         34,704     7.66        32,298     7.38
  Other                              9,669     2.14         9,330     2.13
                                  --------   ------      --------   ------
                                    44,373     9.80        41,628     9.51

Commercial business loans            9,436     2.08        12,013     2.74
                                  --------   ------      --------   ------
        Total loans                452,912   100.00%      437,874   100.00%
                                             ======                 ======
Less:
  Undisbursed portion of
   construction loans in process   (52,869)               (42,771)
  Deferred loan origination fees    (2,687)                (2,895)
  Allowance for loan losses         (4,119)                (4,099)
                                  --------               --------
Total loans receivable, net       $393,237               $388,109
                                  ========               ========

--------------
(1)     Includes loans held-for-sale.

Construction and Land Development Loan Portfolio Composition
------------------------------------------------------------
The following table sets forth the composition of the Company's construction and land development loan portfolio as of the dates indicated.

                                      At March 31,        At September 30,
                                         2006                  2005
                                   Amount    Percent      Amount   Percent
                                   -----------------      ----------------
                                                (In Thousands)

Custom and owner/builder const.   $ 43,725    33.91%    $ 41,810    37.17%
Speculative construction            36,936    28.64       29,635    26.35
Commercial real estate              35,135    27.25       24,064    21.40
Multi-family                         2,419     1.88       10,754     9.56
Land development                    10,736     8.32        6,207     5.52
                                  --------   ------     --------   ------
   Total construction loans       $128,951   100.00%    $112,470   100.00%
                                  ========   ======     ========   ======

Activity in the Allowance for Loan Losses
-----------------------------------------
Activity in the allowance for loan losses for the three and six months ended March 31, 2006 and 2005 is as follows:

                                                 Three Months Ended
                                                     March 31,
                                                2006           2005
                                               ---------------------
                                                   (In Thousands)
Balance at beginning of period                 $4,117         $3,994
Provision for loan losses                         - -             20
Loans charged off                                 - -            (10)
Recoveries on loans previously charged off          2              3
                                               ---------------------
Net recoveries (charge-offs)                        2             (7)
                                               ------         ------
Balance at end of period                       $4,119         $4,007
                                               ======         ======


                                                 Six Months Ended
                                                      March 31,
                                                2006           2005
                                               ---------------------
                                                    (In Thousands)
Balance at beginning of period                 $4,099         $3,991
Provision for loan losses                         - -             20
Loans charged off                                 - -            (13)
Recoveries on loans previously charged off         20              9
                                               ---------------------
Net recoveries (charge-offs)                       20             (4)
                                               ------         ------
Balance at end of period                       $4,119         $4,007
                                               ======         ======

Non-performing Assets
---------------------
The following table sets forth information with respect to the Company's non-performing assets at the dates indicated.

                                                 At                    At
                                           March 31,         September 30,
                                               2006                  2005
                                          --------------------------------
                                                    (In Thousands)
Loans accounted for on a non-accrual
 basis:
Mortgage loans:
   One-to-four family                     $    505              $  2,208
   Commercial                                  179                   261
   Construction and land development         1,356                   - -
   Land                                        - -                    23
Consumer loans                                 - -                   133
Commercial business loans                      - -                   301
                                          --------              --------
      Total                                  2,040                 2,926


Accruing loans which are contractually
past due 90 days or more:                      - -                   - -
                                          --------              --------
      Total                                    - -                   - -

Total of non-accrual and
90 days past due loans                       2,040                 2,926

Other real estate owned and other
repossessed items                              110                   509
                                          --------              --------
      Total non-performing assets         $  2,150              $  3,435
                                          ========              ========

Restructured loans                             - -                   - -

Non-accrual and 90 days or more past
due loans as a percentage of loans
receivable (1)                                0.51%                 0.75%

Non-accrual and 90 days or more past
due loans as a percentage of total assets     0.37%                 0.53%

Non-performing assets as a percentage
of total assets                               0.39%                 0.62%

Loans receivable (1)                      $397,356              $392,208
                                          ========              ========

Total assets                              $557,383              $552,765
                                          ========              ========


--------------
(1)  Includes loans held-for-sale and is before the allowance for loan losses.

Deposit Breakdown
-----------------

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                              At                 At
                                        March 31, 2006    September 30, 2005
                                        --------------   -------------------
                                                 (In Thousands)

Non-interest bearing                       $ 50,677            $ 51,792
N.O.W. checking                              93,470              93,477
Savings                                      62,890              64,274
Money market accounts                        41,961              49,295
Certificates of deposit under $100,000      120,668             117,618
Certificates of deposit $100,000 and over    44,369              35,209
                                           --------            --------

               Total Deposits              $414,035             411,665
                                           ========            ========

FHLB Advance Maturity Schedule
------------------------------

The Bank has long- and short-term borrowing lines with the FHLB of Seattle with total credit on the lines equal to 30% of the Bank's total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. FHLB advances consisted of the following:

                                      At March 31,        At September 30,
                                         2006                  2005
                                   Amount    Percent      Amount   Percent
                                   -----------------      ----------------
                                               (In Thousands)

Short-term                        $ 8,000      12.95%    $    --        --%
Long-term                          53,792      87.05      62,353    100.00
                                  -------     ------     -------    ------

Total FHLB advances               $61,792     100.00%    $62,353    100.00%
                                  =======     ======     =======    ======


The Bank's FHLB borrowings mature at various dates through January 2011 and
bear interest at rates ranging from 3.79% to 6.18%.   Principal reduction
amounts due for future years ending September 30 are as follows (In thousands):

2006             $ 8,030
2007               9,064
2008              15,070
2009               4,628
2010                 - -
Thereafter        25,000
                 -------
Total            $61,792
                 =======

A portion of these advances have a putable feature and may be called by the FHLB earlier than the above schedule indicates.

Comparison of Operating Results for the Three and Six Months Ended March 31, 2006 and 2005

The Company's net income increased by $495,000, or 34.1% to $1.95 million for the quarter ended March 31, 2006 from $1.45 million for the quarter ended March 31, 2005. Diluted earnings per share increased by 32.5% to $0.53 for the quarter ended March 31, 2006 from $0.40 for the quarter ended March 31, 2005.

For the six months ended March 31, 2006 net income increased by $1.01 million or 34.2% to $3.95 million from $2.95 million for the six months ended March 31, 2005. Diluted earnings per share increased by 36.3% to $1.09 for the six months ended March 31, 2006 from $0.80 for the six months ended March 31, 2005.

The improved profitability for the first two quarters of the fiscal year are largely a result of the Company's focus on balancing the repricing characteristics of its assets and liabilities. This has allowed the maintenance of a healthy net interest margin in spite of the current flat yield curve environment. The net interest margin increased to 4.84% and 4.85% for the three and six months ended March 31, 2006, respectively, from 4.54% and 4.56% for the three and six months ended March 31, 2005, respectively.

A more detailed explanation of the income statement categories is presented below.

Net Income:   Net income for the quarter ended March 31, 2006 increased
$495,000 to $1.95 million, or $0.53 per diluted share ($0.55 per basic share) from $1.45 million, or $0.40 per diluted share ($0.42 per basic share) for the quarter ended March 31, 2005. The $0.13 increase in diluted earnings per share for the quarter ended March 31, 2006 was primarily a result of a $656,000 ($433,000 net of income tax - $0.11 per diluted share) increase in net interest income after provision for loan losses and a $169,000 ($112,000 net of income tax - $0.03 per diluted share) increase in non-interest income. These items were partially offset by a $48,000 ($32,000 net of income tax - $0.01 per diluted share) increase in non-interest expense.

Net income for the six months ended March 31, 2006 increased $1.01 million to $3.95 million, or $1.09 per diluted share ($1.13 per basic share) from $2.95 million, or $0.80 per diluted share ($0.84 per basic share) for the six months ended March 31, 2005. The $0.29 increase in diluted earnings per share for the six months ended March 31, 2006 was primarily the result of a $1.31 million ($867,000 net of income tax - $0.24 per diluted share) increase in net interest income after provision for loan losses, a $186,000 ($123,000 net of income tax - $0.03 per diluted share) increase in non-interest income, a $76,000 ($50,000 net of income tax - $0.01 per diluted share) decrease in non-interest expense, and a lower number of weighted average shares outstanding, which increased diluted earnings per share by approximately $0.01

Net Interest Income: Net interest income increased $636,000 to $6.06 million for the quarter ended March 31, 2006 from $5.43 million for the quarter ended March 31, 2005, primarily attributable to a larger interest earning asset base and an increase in the Company's net interest margin. Total interest income increased $1.22 million to $8.65 million for the quarter ended March 31, 2006 from $7.43 million for the quarter ended March 31, 2005 as average total interest earning assets increased by $22.89 million to $500.84 million for the three months ended March 31, 2006. The yield on interest earning assets increased to 6.91% for the quarter ended March 31, 2006 from 6.22% for the quarter ended March 31, 2005. Total interest expense increased by $583,000 to $2.59 million for the quarter ended March 31, 2006 from $2.00 million for the quarter ended March 31, 2005 as average interest bearing liabilities increased $11.65 million to $424.07 million. The average rate paid on interest bearing liabilities increased to 2.47% for the quarter ended March 31, 2006 from 1.94% for the quarter ended March 31, 2005. The increased rate paid on interest bearing liabilities was primarily attributable to increased rates paid on certificate of deposit accounts and money market accounts. The net interest margin increased to 4.84% for the quarter ended March 31, 2006 from 4.54% for the quarter ended March 31, 2005.

Net interest income increased $1.29 million to $12.09 million for the six months ended March 31, 2006 from $10.80 million for the six months ended March 31, 2005, primarily attributable to a larger interest earning asset base and an increase in the Company's net interest margin. Total interest income increased $2.36 million to $17.09 million for the six months ended March 31, 2006 from $14.73 million for the six months ended March 31, 2005 as average total interest earning assets increased by $24.30 million to $498.03 million for the six months ended March 31, 2006. The yield on interest earning assets was 6.87% for the six months ended March 31, 2006 compared to 6.22% for the six months ended March 31, 2005. Total interest expense increased by $1.07 million to $5.01 million for the six months ended March 31, 2006 from $3.94 million for the six months ended March 31, 2005 as average interest bearing liabilities increased $13.53 million to $421.28 million. The average rate paid on interest bearing liabilities increased to 2.38% for the six months ended March 31, 2006 from 1.94% for the six months ended March 31, 2005. The increase rate paid on interest bearing liabilities was primarily attributable to increased rates paid on certificate of deposit accounts and money market accounts. The net interest margin increased to 4.85% for the six months ended March 31, 2006 from 4.56% for the six months ended March 31, 2005.

Provision for Loan Losses: There was no provision for loan losses established for the six months ended March 31, 2006 as credit quality remained strong. The allowance for loan losses, however, did increase during this period as a result of a net recovery of $20,000.

The Bank has established a comprehensive methodology for determining the provision for loan losses. On a quarterly basis the Bank performs an analysis taking into consideration pertinent factors underlying the quality of the loan portfolio. The factors include changes in the size and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of loans on non-accrual status, and other factors to determine the level of allowance for loan losses needed. Based on its comprehensive analysis, management deemed the allowance for loan losses of $4.12 million at March 31, 2006 (1.04% of loans receivable and 201.91% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. The allowance for loan losses was $4.01 million (1.05% of loans receivable and 130.99% of non-performing loans) at March 31, 2005. The Company had net recoveries of $2,000 and $20,000 for the three and six months ended March 31, 2006 compared to net charge-offs of $7,000 and $4,000 for the three and six months ended March 31, 2005. For additional information, see the section entitled "Activity in the Allowance for Loan Losses" included herein.

Non-interest Income: Total non-interest income increased $169,000 to $1.51 million for the quarter ended March 31, 2006 from $1.34 million for the quarter ended March 31, 2005, primarily as a result of a $95,000 increase in service charges on deposits, a $29,000 increase in servicing income on loans sold, and a $27,000 increase in ATM transaction fees. The Bank also continued to generate non-interest income from the sale of fixed-rate loans. During the quarter ended March 31, 2006, the Bank sold $5.52 million in fixed rate one-to-four family mortgages for a gain of $88,000 compared to sales of $4.63 million for a gain of $84,000 for the quarter ended March 31, 2005.

Total non-interest income increased by $186,000 to $3.06 million for the six months ended March 31, 2006 from $2.88 million for the six months ended March 31, 2005, primarily as a result of a $179,000 increase in fees from the sale of non-deposit investment products, a $118,000 increase in service charges on
deposits, and a $98,000 increase in servicing income on loans sold.   These
increases were partially offset by a $228,000 decrease in gains from loan sales. Income from loan sales was larger in the period a year as a result of the sale of the Bank's credit card portfolio in December 2004, which resulted in a gain of $245,000.

Non-interest Expense: Total non-interest expense increased by $48,000 to $4.72 million for the quarter ended March 31, 2006 from $4.67 million for the quarter ended March 31, 2005. The increase was primarily a result of a $189,000 increase in salary expense, a $65,000 increase in premises and equipment expense, and an increase of $17,000 in state and local tax expense. These increases were partially offset by decreases of $33,000 in advertising expense, $36,000 real estate owned operation expense, and $11,000 in postage and courier expense

Total non-interest expense decreased by $76,000 to $9.36 million for the six months ended March 31, 2006 from $9.43 million for the six months ended March 31, 2005. Non-interest expenses were higher a year ago primarily attributable to expenses of $183,000 related to the branch acquisition in October 2004 and vesting expenses of $335,000 related to one of the Company's benefit plans. Partially offsetting these expense decreases during the current year, were increases in expenses related to salaries and employee benefits, premises and
equipment, and state and local taxes.   The Company also began expensing stock
options under SFAS 123(R), which became effective for the Company on October 1, 2005. Total compensation expense related to stock options of $11,000 was recorded for the six months ended March 31, 2006. As a result of the decreased expenses and increased revenue, the Company's efficiency ratio improved to 61.74% for the six months ended March 31, 2006 from 68.98% for the six months ended March 31, 2005.

Provision for Income Taxes: The provision for income taxes increased to $906,000 for the quarter ended March 31, 2006 from $624,000 for the quarter ended March 31, 2005 primarily as a result of increased net income before taxes. The Company's effective tax rate was 31.8% for the quarter ended March 31, 2006 and 30.1% for the quarter ended March 31, 2005. The higher effective tax rate was primarily as a result of a lower percentage of tax exempt income during the current quarter.

The provision for income taxes increased to $1.85 million for the six months ended March 31, 2006 from $1.28 million for the six months ended March 31, 2005 primarily as a result of increased net income before taxes. The Company's effective tax rate was 31.9% for the six months ended March 31, 2006 and 30.2% for the six months ended March 31, 2005. The higher effective tax rate was primarily as a result of a lower percentage of tax exempt income during the current period.


Liquidity and Capital Resources
-------------------------------
The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments on loans and mortgage-backed securities, and proceeds from the sale of loans, maturing securities and FHLB advances. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

An analysis of liquidity should also include a review of the changes that appear in the condensed consolidated statement of cash flows for the six months ended March 31, 2006. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchases of securities, and the net change in loans. Financing activities present the cash flows associated with the Company's deposit accounts, other borrowings and stock related transactions.

The Company's total of cash and due from financial institutions increased by $2.57 million to $31.29 million at March 31, 2006 from $28.72 million at September 30, 2005. The Company's liquid assets increased primarily due to an increase in the level of federal funds sold.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2006, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 11.74%. The Bank also maintained an uncommitted credit facility with the FHLB of Seattle that provided for immediately available advances up to an aggregate amount of $141.04 million, under which $61.79 million was outstanding at March 31, 2006.

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

The Bank's primary investing activity is the origination of one-to-four family mortgage loans, commercial mortgage loans, construction and land development loans, and consumer loans. At March 31, 2006, the Bank had loan commitments totaling $29.11 million and undisbursed loans in process totaling $52.87 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2006 totaled $116.31 million. Historically, the Bank has been able to retain a significant amount of its certificates of deposit as they mature.

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At March 31, 2006, the Bank was in compliance with all applicable capital requirements. For additional details see the section below entitled "Regulatory Capital."


Regulatory Capital
------------------
The following table compares the Bank's regulatory capital at March 31, 2006 to its minimum regulatory capital requirements at that date (in thousands):

                                                         Percent of
                                         Amount     Adjusted Total Assets (1)
                                         ------     -------------------------

Tier 1 (leverage) capital               $61,700            11.36%
Tier 1 (leverage) capital requirement    21,726             4.00
                                        -------            -----
Excess                                  $39,974             7.36%
                                        =======            =====

Tier 1 risk adjusted capital            $61,700            15.64%
Tier 1 risk adjusted capital
 requirement                             15,776             4.00
                                        -------            -----
Excess                                  $45,924            11.64%
                                        =======            =====

Total risk based capital                $65,819            16.69%
Total risk based capital requirement     31,552             8.00
                                        -------            -----
Excess                                  $34,267             8.69%
                                        =======            =====

-------------------
(1) For the Tier 1 (leverage) capital, percent of total average assets of $543.15 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $394.40 million.

                  TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                        KEY FINANCIAL RATIOS AND DATA
                (Dollars in thousands, except per share data)


                     Three Months Ended March 31,   Six Months Ended March 31,
                          2006         2005             2006         2005
                     ----------------------------   --------------------------
PERFORMANCE RATIOS:
Return on average
 assets (1)               1.41%        1.10%            1.44%        1.12%
Return on average
 equity (1)              10.18%        7.95%           10.44%        8.06%

Net interest margin (1)   4.84%        4.54%            4.85%        4.56%
Efficiency ratio         62.33%       69.04%           61.74%       68.98%


                                      March 31,          September 30,
                                          2006                   2005
                                      --------------------------------
ASSET QUALITY RATIOS:
Non-performing loans                   $ 2,040                $ 2,926
OREO & other repossessed assets            110                    509
Total non-performing assets              2,150                  3,435
Non-performing assets to total assets     0.39%                  0.62%
Allowance for loan losses to
  non-performing loans                  201.91%                140.09%

Book value per share (2)               $ 20.59                $ 19.85
Book value per share (3)               $ 21.98                $ 21.30
Tangible book value per share (2) (4)  $ 18.65                $ 17.86
Tangible book value per share (3) (4)  $ 19.91                $ 19.16

----------------
(1)  Annualized
(2)  Calculation includes ESOP shares not committed to be released
(3)  Calculation excludes ESOP shares not committed to be released
(4) Calculation subtracts goodwill and core deposit intangible from the equity component

                     Three Months Ended March 31,   Six Months Ended March 31,
                          2006         2005             2006         2005
                     ----------------------------   --------------------------

AVERAGE BALANCE SHEET:
---------------------
Average total loans     $397,880     $371,509         $394,290     $365,021
Average total interest
 earning assets          500,835      477,946          498,030      473,730
Average total assets     553,210      527,453          550,792      525,958
Average total interest
 bearing liabilities:
  Average total interest
   bearing deposits      361,893      357,825          361,755      352,740
  Average FHLB advances
   & other borrowings     62,176       54,597           59,528       55,010
Average shareholders'
 equity                   76,470       72,962           75,729       73,049

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There were no material changes in information concerning market risk from the information provided in the Company's Form 10-K for the fiscal year ended
September 30, 2005                                                       .

Item 4.  Controls and Procedures
--------------------------------

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of the
     ------------------------------------------------
     Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange
     Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)  Changes in Internal Controls:  There have been no changes in our internal
     ----------------------------
     control over financial reporting (as defined in 13a-15(f) of the Exchange
     Act) that occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings
---------------------------
Neither the Company nor the Bank is a party to any material legal proceedings at this time. Further, neither the Company nor the Bank is aware of the threat of any such proceedings. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
---------------------------------------------------------------------

The following table sets forth the shares repurchased by the Company during the quarter:

                                                 Total No.
                                                 of Shares
                                                Purchased as   Maximum No.
                           Total                 Part of     of Shares that
                          No. of     Average     Publicly      May Yet Be
                          Shares    Price Paid   Announced     Purchased
       Period            Purchased   per Share     Plan      Under the Plan(1)
-----------------------  ---------  ----------  -----------  ---------------

01/01/2006 - 01/31/2006     - -       $  - -         - -        151,905

02/01/2006 - 02/28/2006     - -          - -         - -        151,905

03/01/2006 - 03/31/2006     - -          - -         - -        151,905
                          -----       ------       -----

Total                       - -       $  - -         - -
                          =====       ======       =====

(1) On April 7,2005, the Company announced a share repurchase plan authorizing the repurchase of up to 5% of its outstanding shares, or 187,955 shares. As of March 31, 2006, a total of 36,050 shares had been repurchased at an average price of $23.26 per share. All shares were repurchased through open market broker transactions and no shares were directly repurchased from directors or officers of the Company.


Item 3.   Defaults Upon Senior Securities
-----------------------------------------
None to be reported.


Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
The Company's 2005 Annual Meeting of Shareholders was held on January 24, 2006 at the Hoquiam Timberland Library, 420 7th Street, Hoquiam, Washington. The results of the vote on the election of directors, the only item presented at the meeting, was as follows:

                                  For                        Withheld
                      No. of Votes   Percentage     No. of Votes   Percentages
                      -------------------------     --------------------------

Clarence E. Hamre       3,352,426      98.88%           38,061        1.12%
(three-year term)

Andrea M. Clinton       3,356,965      99.01%           33,522        0.99%
(three-year term)

Ronald A. Robbel        3,355,556      98.97%           34,931        1.03%
(three-year term)

The following directors, who were not up for re-election at the Annual Meeting of Shareholders, will continue to serve as directors: Michael R. Sand, David
A. Smith, Harold L. Warren, Jon C. Parker and James C. Mason.

Item 5.   Other Information
---------------------------
None to be reported.

Item 6.   Exhibits
------------------
     (a)   Exhibits
           3.1   Articles of Incorporation of the Registrant (1)
           3.2   Bylaws of the Registrant (1)
           3.3   Amendment to Bylaws (2)
           10.1  Employee Severance Compensation Plan (3)
           10.2  Employee Stock Ownership Plan (3)
           10.3  1999 Stock Option Plan (4)
           10.4  Management Recognition and Development Plan (4)
           10.5  2003 Stock Option Plan (5)
           10.6  Form of Incentive Stock Option Agreement (6)
           10.7  Form of Non-qualified Stock Option Agreement (6)
           10.8  Form of Management Recognition and Development Award
                 Agreement (6)
           31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act
           31.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act
           32 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act

---------------
(1) Incorporated by reference to the Registrant's Registration Statement of Form S-1 (333- 35817).
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2002.
(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(4) Incorporated by reference to the Registrant's 1999 Annual Meeting Proxy Statement dated December 15, 1998.
(5) Incorporated by reference to the Registrant's 2004 Annual Meeting Proxy Statement dated December 24, 2003.
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2005.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Timberland Bancorp, Inc.

Date:  May 8, 2006                  By: /s/Michael R. Sand
                                       --------------------------------
                                       Michael R. Sand
                                       Chief Executive Officer
                                       (Principal Executive Officer)



Date:  May 8, 2006                  By: /s/Dean J. Brydon
                                       ---------------------------------
                                       Dean J. Brydon
                                       Chief Financial Officer
                                       (Principal Financial Officer)

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

Date: May 8, 2006                            /s/Michael R. Sand
                                             ------------------------------
                                             Michael R. Sand
                                             Chief Executive Officer

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

Date: May 8, 2006                               /s/Dean J. Brydon
                                                ----------------------------
                                                Dean J. Brydon
                                                Chief Financial Officer

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


     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

     * the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     * the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.


/s/Michael R. Sand                         /s/Dean J. Brydon
----------------------------               ---------------------------
Michael R. Sand                            Dean J. Brydon
Chief Executive Officer                    Chief Financial Officer


Date:   May 8, 2006