Form 10-Q
period 2006-06-30
TIMBERLAND BANCORP INC
filed 2006-08-09
CIK 1046050

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2006

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

Large accelerated filer      Accelerated Filer X    Non-accelerated filer
                       ----                   ----                        ----

Indicate by check mark whether the registrant is a shell company (in Rule 12b-2 of the Exchange Act).
Yes       No  X
    ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS                         SHARES OUTSTANDING AT JULY 31, 2006
     -----                         ------------------------------------
Common stock, $.01 par value                       3,785,576

                                     INDEX

                                                                       Page
                                                                       ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets                         3

           Condensed Consolidated Statements of Income                   4

           Condensed Consolidated Statements of Shareholders' Equity     5

           Condensed Consolidated Statements of Cash Flows              6-7

           Condensed Consolidated Statements of Comprehensive Income     8

           Notes to Condensed Consolidated Financial Statements         9-14

  Item 2.  Management's Discussion and Analysis of Financial           14-27
           Condition and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk    28

  Item 4.  Controls and Procedures                                       28

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                             28

  Item 2.  Unregistered Sales of Equity Securities and Use of
           Proceeds                                                     28-29

  Item 3.  Defaults Upon Senior Securities                               29

  Item 4.  Submission of Matters to a Vote of Security Holders           29

  Item 5.  Other Information                                             29

  Item 6.  Exhibits                                                    29-30


SIGNATURES                                                               31

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------
                     TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                        June 30, 2006 and September 30, 2005
                         In Thousands, Except Share Amounts

                                                     June 30,  September 30,
                                                        2006           2005
                                                     ----------------------
Assets                                             (Unaudited)
Cash and due from financial institutions
  Non-interest bearing                               $ 13,720      $ 20,015
  Interest bearing deposits in banks                    2,565         3,068
  Federal funds sold                                   10,450         5,635
                                                     ----------------------
                                                       26,735        28,718
                                                     ----------------------
Investments and mortgage-backed securities:
  Held to maturity                                         86           104
  Available for sale                                   84,822        89,595
  Federal Home Loan Bank ("FHLB") stock                 5,705         5,705
                                                     ----------------------
                                                       90,613        95,404
                                                     ----------------------

Loans receivable                                      401,014       389,853
Loans held for sale                                     1,024         2,355
Less: Allowance for loan losses                        (4,120)       (4,099)
                                                     ----------------------
     Net loans receivable                             397,918       388,109
                                                     ----------------------

Accrued interest receivable                             2,416         2,294
Premises and equipment                                 16,416        15,862
Other real estate owned ("OREO") and other
 repossessed items                                        112           509
Bank owned life insurance ("BOLI")                     11,835        11,502
Goodwill                                                5,650         5,650
Core deposit intangible                                 1,588         1,834
Mortgage servicing rights                                 888           928
Other assets                                            2,373         1,955
                                                     ----------------------
     Total Assets                                    $556,544      $552,765
                                                     ======================
Liabilities and Shareholders' Equity
Deposits                                             $419,384      $411,665
FHLB advances                                          53,776        62,353
Other borrowings: repurchase agreements                 1,152           781
Other liabilities and accrued expenses                  3,409         3,324
                                                     ----------------------
     Total Liabilities                                477,721       478,123
                                                     ----------------------
Shareholders' Equity
Preferred Stock, $.01 par value; 1,000,000 shares
 authorized; none issued
Common Stock, $.01 par value; 50,000,000 shares
 authorized;
 June 30, 2006 - 3,785,576 shares issued and
  outstanding
 September 30, 2005 - 3,759,937 shares issued and
  outstanding                                              38            38
Additional paid in capital                             22,111        22,040
Unearned shares - Employee Stock Ownership Plan
 ("ESOP")                                              (3,437)       (3,833)
Retained earnings                                      61,471        57,268
Accumulated other comprehensive loss                   (1,360)         (871)
                                                     ----------------------
     Total Shareholders' Equity                        78,823        74,642
                                                     ----------------------
Commitments and contingencies                              --            --
                                                     ----------------------
     Total Liabilities and Shareholders' Equity      $556,544      $552,765
                                                     ======================

      See notes to unaudited condensed consolidated financial statements

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           For the three and nine months ended June 30, 2006 and 2005
                 Dollars in Thousands, Except Per Share Amounts
                                   (unaudited)

                                      Three Months           Nine Months
                                      Ended June 30,         Ended June 30,
                                     2006        2005       2006       2005
                                    ------------------    -------------------
Interest and Dividend Income
Loans receivable                    $8,036      $7,170    $23,144     $20,271
Investments and mortgage-backed
 securities                            529         550      1,642       1,459
Dividends from investments             370         270      1,036         788
Federal funds sold                     121          34        292         196
Interest bearing deposits in banks      18          13         54          56
                                    ------------------    -------------------
  Total interest and dividend
   income                            9,074       8,037     26,168      22,770
Interest Expense
Deposits                             2,058       1,382      5,554       3,819
FHLB advances                          718         839      2,201       2,325
Other borrowings                        10           7         36          22
                                    ------------------    -------------------
  Total interest expense             2,786       2,228      7,791       6,166
                                    ------------------    -------------------
  Net interest income                6,288       5,809     18,377      16,604
Provision for loan losses               --          96         --         116
                                    ------------------    -------------------
  Net interest income after
   provision for loan losses         6,288       5,713     18,377      16,488
Non-Interest Income
Service charges on deposits            769         723      2,226       2,062
Gain on sale of loans, net              60         181        264         613
BOLI net earnings                      112         111        333         320
Escrow fees                             32          38         87          97
Servicing income on loans sold          80         110        266         199
ATM transaction fees                   266         223        742         632
Other                                  209         162        674         503
                                    ------------------    -------------------
  Total non-interest income          1,528       1,548      4,592       4,426
Non-Interest Expense
Salaries and employee benefits       2,727       2,528      8,095       7,726
Premises and equipment                 589         597      1,828       1,675
Advertising                            185         187        501         565
Loss (gain) from real estate
 operations                             (1)         19        (93)        (11)
ATM expenses                           105         134        299         350
Postage and courier                    123          80        370         381
Amortization of core deposit
 intangible                             82          94        246         273
State and local taxes                  138         116        427         322
Professional fees                      222         133        611         496
Other                                  621         577      1,863       2,119
                                    ------------------    -------------------
  Total non-interest expense         4,791       4,465     14,147      13,896

Income before federal income taxes   3,025       2,796      8,822       7,018
Federal income taxes                   964         961      2,809       2,238
                                    ------------------    -------------------
  Net Income                        $2,061      $1,835    $ 6,013     $ 4,780
                                    ==================    ===================
Earnings Per Common Share:
  Basic                             $ 0.58      $ 0.54    $  1.70     $  1.37
  Diluted                           $ 0.56      $ 0.51    $  1.65     $  1.31
Weighted average shares outstanding:
  Basic                          3,570,850   3,415,644  3,529,058   3,486,589
  Diluted                        3,691,438   3,574,410  3,652,502   3,645,658
Dividends paid per share:           $ 0.16      $ 0.15    $  0.48     $  0.45

      See notes to unaudited condensed consolidated financial statements

                            TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For the year ended September 30, 2005 and the nine months ended June 30, 2006
                              In Thousands, Except Common Stock Shares


                                                                     Unearned
                                                         Unearned    Shares              Accumu-
                                                         Shares      Issued to           lated
                                                         Issued to   Manage-             Other
                                                         Employee    ment                Compre-
                           Common    Common  Additional   Stock      Recog-              hensive
                        Stock Shares  Stock   Paid-In    Ownership   nition   Retained   Income
                        Outstanding  Amount   Capital     Trust      Plan     Earnings   (Loss)      Total
                        -----------  -------  --------  ---------    ------   --------   ------    ---------
Balance, Sept. 30, 2004   3,882,070   $ 39    $24,867   ($4,362)     ($537)    $52,967    ($157)    $72,817

Net income                      - -    - -        - -       - -        - -       6,618      - -       6,618
Repurchase of
  common stock             (174,434)    (2)    (4,062)      - -        - -         - -      - -      (4,064)
Exercise of stock options    52,301      1        813       - -        - -         - -      - -         814
Cash dividends
  ($.61 per share)             - -     - -        - -       - -        - -      (2,317)     - -      (2,317)
Earned ESOP shares                     - -        293       529        - -         - -      - -         822
Earned MRDP shares (1)                 - -        129       - -        537         - -      - -         666
Change in fair value of
  securities available
  for sale, net of tax         - -     - -        - -       - -        - -         - -     (714)       (714)

Balance, Sept. 30, 2005  3,759,937      38     22,040    (3,833)       - -      57,268     (871)     74,642

(Unaudited)
Net income                     - -     - -        - -       - -        - -       6,013      - -       6,013
Repurchase of
  common stock             (58,200)     (1)    (1,745)      - -        - -         - -      - -      (1,746)
Exercise of stock options   83,839       1      1,479       - -        - -         - -      - -       1,480
Cash dividends
  ($.48 per share)             - -     - -        - -       - -        - -      (1,810)     - -      (1,810)
Earned ESOP shares             - -     - -        299       396        - -         - -      - -         695
Stock option compensation
 expense                       - -     - -         38       - -        - -         - -      - -          38
Change in fair value of
  securities available
  for sale, net of tax         - -     - -        - -       - -        - -         - -     (489)       (489)

Balance, June 30, 2006    3,785,576   $ 38    $22,111   ($3,437)      $- -     $61,471  ($1,360)    $78,823

(1) Shares issued under the Timberland Bancorp, Inc. Management Recognition and Development Plan ("MRDP")

              See notes to unaudited condensed consolidated financial statements



                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the nine months ended June 30, 2006 and 2005
                                  In Thousands
                                  (unaudited)              Nine Months
                                                          Ended June 30,
                                                         2006        2005
Cash Flow from Operating Activities                    --------------------
Net income                                             $  6,013    $  4,780
Noncash revenues, expenses, gains and losses
 included in income:
  Depreciation                                              755         696
  Amortization of core deposit intangible                   246         273
  FHLB stock dividends                                      - -         (23)
  Earned ESOP Shares                                        695         618
  Earned MRDP Shares                                        - -         500
  Stock option compensation expense                          38         - -
  Gain on sale of other real estate owned, net              (49)        (38)
  Loss on sale of premises and equipment                    - -          13
  Gain on disposal of premises and equipment                (38)        - -
  BOLI cash surrender value increase                       (333)       (320)
  Gain on sale of loans                                    (264)       (613)
  Decrease in deferred loan origination fees               (322)       (197)
  Provision for loan and other real estate owned losses     - -         128
Loans originated for sale                               (16,000)    (18,319)
Proceeds from sale of loans                              17,595      16,869
(Increase)Decrease in other assets, net                    (203)        481
Increase in other liabilities and accrued expenses, net      85         578
                                                       --------------------
Net Cash Provided by Operating Activities                 8,218       5,426

Cash Flow from Investing Activities
Purchase of securities available for sale                   - -     (38,972)
Proceeds from maturities of securities available
 for sale                                                 4,011       6,485
Proceeds from maturities of securities held to
 maturity                                                    17          46
Increase in loans receivable, net                       (10,868)    (40,346)
Additions to premises and equipment                      (1,271)       (497)
Purchase of branches, net of cash and cash equivalents      - -      76,630
Proceeds from the disposition of premises and equipment     - -           6
Proceeds from sale of other real estate owned               473         368
                                                       --------------------
Net Cash Provided by (Used in) Investing Activities      (7,638)      3,720

Cash Flow from Financing Activities
Increase (decrease) in deposits, net                      7,719      (4,748)
Increase (decrease) in FHLB advances - long term           (577)      7,464
Decrease in FHLB advances - short term                   (8,000)     (5,485)
Increase in repurchase agreements                           371       1,091
Proceeds from exercise of stock options                   1,479         436
Purchase and retirement of common stock                  (1,745)     (4,064)
Payment of dividends                                     (1,810)     (1,717)
                                                       --------------------
Net Cash Used in Financing Activities                    (2,563)     (7,023)

See notes to unaudited condensed consolidated financial statements (continued)

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)
                For the nine months ended June 30, 2006 and 2005
                                 In Thousands
                                  (unaudited)
                                                       Nine Months
                                                      Ended June 30,
                                                    2006          2005
                                                  ---------------------
Net Increase (Decrease) in Cash                    (1,983)        2,123
Cash and Due from Financial Institutions
  Beginning of period                              28,718        15,268
                                                  ---------------------
  End of period                                   $26,735       $17,391
                                                  ---------------------



Supplemental Disclosure of Cash Flow Information
  Income taxes paid                               $ 2,625       $ 1,450
  Interest paid                                     7,544         5,984



Supplemental Disclosure of Non-cash Investing
Activities
  Market value adjustment of securities held for
   sale, net of tax                                  (489)         (381)
  Loans transferred to other real estate owned         27           268



Supplemental Disclosure of Branch Purchase
  Premium paid on deposits                            - -        (7,848)
  Fair value of assets acquired, principally
   property and equipment                             - -        (2,064)
  Deposits assumed                                    - -        86,495
  Other liabilities assumed                           - -            47
                                                  ---------------------
  Net cash provided by branch purchase                - -        76,630



      See notes to unaudited condensed consolidated financial statements

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           For the three and nine months ended June 30, 2006 and 2005
                                 In Thousands
                                  (unaudited)

                                     Three Months Ended    Nine Months Ended
                                         June 30,               June 30,
                                     2006        2005       2006        2005
                                    ------------------     ------------------
Comprehensive Income:
  Net Income                        $2,061      $1,835     $6,013      $4,780
  Change in fair value of
   securities available for sale,
   net of tax                         (197)        211       (489)       (381)
                                    ------------------     ------------------

Total Comprehensive Income          $1,864      $2,046     $5,524      $4,399
                                    ==================     ==================



      See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005 ("2005 Form 10-K"). The results of operations for the three and nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year.

(b) Principles of Consolidation: The interim condensed consolidated financial statements include the accounts of Timberland Bancorp, Inc. and its wholly-owned subsidiary, Timberland Bank ("Bank"), and the Bank's wholly-owned
subsidiary, Timberland Service Corp.   All significant inter-company balances
have been eliminated in consolidation.

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

(d) Certain prior period amounts have been reclassified to conform to the June 30, 2006 presentation with no change to net income or shareholders' equity previously reported.

(2) EARNINGS PER SHARE
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options and awarded but not released MRDP shares. In accordance with Statement of Position ("SOP") 93-6, "Employers' Accounting for Employee Stock Ownership Plans (ESOP),"issued by the American Institute of Certified Public Accountants, shares owned by the Bank's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At June 30, 2006 and 2005, there were 255,682 and 290,949 ESOP shares, respectively, that had not been allocated.
                             Three Months Ended         Nine Months Ended
                                    June 30,                 June 30,
                               2006         2005         2006         2005
                             --------------------      ---------------------
Basic EPS computation
  Numerator - Net income    $2,061,000   $1,835,000   $6,013,000   $4,780,000
  Denominator - Weighted
   average common shares
   outstanding               3,570,850    3,415,644    3,529,058    3,486,589
                            ----------   ----------   ----------   ----------

Basic EPS                   $     0.58   $     0.54   $     1.70   $     1.37

Diluted EPS computation
  Numerator - Net income    $2,061,000   $1,835,000   $6,013,000   $4,780,000
  Denominator - Weighted
   average common shares
   outstanding               3,570,850    3,415,644    3,529,058    3,486,589
Effect of dilutive stock
 options                       120,588      129,094      123,444      136,275
Effect of dilutive MRDP            - -       29,672          - -       22,794
                            ----------   ----------   ----------   ----------
Weighted average common
 shares and common stock
 equivalents                 3,691,438    3,574,410    3,652,502    3,645,658
                            ----------   ----------   ----------   ----------
Diluted EPS                 $     0.56   $     0.51   $     1.65   $     1.31

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

(4) STOCK COMPENSATION PLANS
Stock Option Plans
------------------
Under the Company's stock option plans (1999 Stock Option Plan and 2003 Stock Option Plan), the Company may grant options for up to a combined total of 811,250 shares of common stock to certain key employees and directors. The exercise price of each option equals the fair market value of the Company's common stock on the date of grant. An option's maximum term is ten years. Options vest in annual installments 10% on each of the ten anniversaries from the date of the grant. If the Company meets three of four established performance criteria the vesting is accelerated to 20% for that year. These four performance criteria are: (i) generating a return on assets which exceeds that of the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; (ii) generating an efficiency ratio which is less than that of the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; (iii) generating a net interest margin which exceeds the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; and (iv) increasing the Company's earnings per share over the prior fiscal year. The Company performs the accelerated vesting analysis in February of each year based on the results of the most recently completed fiscal year. The Company met all four of the performance criteria items for the year ended September 30, 2005. At June 30, 2006, options for 139,208 shares are available for future grant under these plans.

Following is activity under the plans:

                                                   Nine Months Ended
                                                     June 30, 2006
                                                Total Options Outstanding
                                                -------------------------

                                                         Weighted    Weighted
                                                         Average     Average
                                                         Exercise    Fair
                                              Shares     Price       Value
                                              ------     --------    --------
Options outstanding, beginning of period      362,411     $13.86      $3.58
Exercised                                     (83,839)     12.07       3.27
Granted                                            --         --         --
                                              -------
Options outstanding, end of period            278,572     $14.40      $3.68

Options exercisable, end of period            255,068     $14.12      $3.62

                                                    Nine Months Ended
                                                     June 30, 2005
                                               Total Options Outstanding
                                               --------------------------

                                                         Weighted    Weighted
                                                         Average     Average
                                                         Exercise    Fair
                                              Shares     Price       Value
                                              ------     --------    --------
Options outstanding, beginning of period     414,712      $13.86      $3.54
Exercised                                    (31,101)      12.00       3.25
Granted                                           --          --         --
                                             -------
Options outstanding, end of period           383,611      $13.76      $3.57

Options exercisable, end of period           344,271      $13.39      $3.50

The aggregate intrinsic value of all options outstanding at June 30, 2006 was $4.69 million. The aggregate intrinsic value of all options that were exercisable at June 30, 2006 was $4.36 million. The aggregate intrinsic value of all options outstanding at June 30, 2005 was $3.34 million. The aggregate intrinsic value of all options that were exercisable at June 30, 2005 was $3.13 million.

                                             Nine Months Ended June 30,
                                               Total Unvested Options
                                               ----------------------

                                              2006                2005
                                       ------------------    -----------------
                                                 Weighted             Weighted
                                                  Average              Average
                                                  Grant                 Grant
                                                  Date                  Date
                                                  Fair                  Fair
                                       Shares     Value      Shares     Value
                                       ---------------------------------------
Unvested options, beginning of period   38,840    $4.17      77,346     $4.57
Vested                                 (15,336)    4.00     (38,006)     5.00
Granted                                     --       --          --
                                        ------               ------
Unvested options, end of period         23,504    $4.27      39,340     $4.16

The total fair value of options vested during the nine months ended June 30, 2006 was $61,000. The total fair value of options vested during the nine months ended June 30, 2005 was $190,000.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:
                                                       Nine Months Ended
                                                            June 30,
                                                       -----------------
                                                        (In Thousands)
                                                        2006       2005
                                                       ------     ------
Proceeds from options exercised                        $1,012      $373
Related tax benefit recognized                            468       126
Intrinsic value of options exercised                    1,377       370

Options outstanding at June 30, 2006 were as follows:
                       Outstanding                      Exercisable
               -----------------------------   -------------------------------
                                 Weighted                         Weighted
                       Weighted  Average                Weighted  Average
Range                  Average   Remaining              Average   Remaining
Exercise               Exercise  Contractual            Exercise  Contractual
Prices         Shares  Price     Life (Years)  Shares   Price     Life (Years)
------------   ------  -----     -----------   ------   -----     -----------

$12.00-12.38   175,555  $12.01      2.6        175,055   $12.01      2.6
 13.59-14.90    33,339   14.70      5.1         30,005    14.70      5.1
 15.20-15.96    10,500   15.52      5.7          5,000    15.35      5.6
 19.05          28,340   19.05      6.7         14,170    19.05      6.7
 22.92-23.25    30,838   23.06      7.6         30,838    23.06      7.6
               -------                         -------
               278,572  $14.40      4.0        255,068   $14.12      3.8

Options outstanding at June 30, 2005 were as follows:
                       Outstanding                      Exercisable
               -----------------------------   -------------------------------
                                 Weighted                         Weighted
                       Weighted  Average                Weighted  Average
Range                  Average   Remaining              Average   Remaining
Exercise               Exercise  Contractual            Exercise  Contractual
Prices         Shares  Price     Life (Years)  Shares   Price     Life (Years)
------------   ------  -----     -----------   ------   -----     -----------

$12.00-12.38   279,094  $12.01      3.6        277,594   $12.01      3.6
 13.59-14.90    33,339   14.70      6.1         23,337    14.70      6.1
 15.20-15.96    12,000   15.56      6.7          4,000    15.39      6.6
 19.05          28,340   19.05      7.7          8,502    19.05      7.7
 22.92-23.25    30,838   23.06      8.6         30,838    23.06      8.6
               -------                         -------
               383,611  $13.76      4.6        344,271   $13.39      4.4

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. There were no options granted during the nine months ended June 30, 2006 and June 30, 2005.

Stock Grant Plans
-----------------
The Company adopted the MRDP in 1998, which was subsequently approved by shareholders in 1999 for the benefit of officers, employees and non-employee directors of the Company. The objective of the MRDP is to retain and attract personnel of experience and ability in key positions by providing them with a proprietary interest in the Company.

The MRDP allows for the issuance to participants of up to 264,500 shares of the Company's common stock. The Company awarded 204,927 shares under the MRDP
to officers and directors in 2001.   No shares have been awarded since 2001.
Awards under the MRDP were made in the form of restricted shares of common stock that were subject to restrictions on the transfer of ownership. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participants was recognized over a five-year vesting period, with 20% vesting immediately upon grant. At June 30, 2006, participants were fully vested in all shares awarded. There was no activity during the three and nine months ended June 30, 2006 related to MRDP shares.

Expenses for Stock Compensation Plans
-------------------------------------
Compensation expenses for all stock-based plans were as follows:
                                            Nine Months Ended June 30,
                                            2006                 2005
                                            -------------------------
                                                  (In Thousands)
                                       Stock     Stock      Stock     Stock
                                      Options    Grants    Options    Grants
                                      -------    ------    -------    ------
Compensation expense recognized in
 income                                 $38       $ --       $ --      $502
Related tax benefit recognized           13         --         --       171

The compensation expense yet to be recognized for stock based awards that have been awarded but not vested for the years ending September 30 is as follows (in thousands):
                                  Stock       Stock      Total
                                 Options      Grants     Awards
                                 -------      ------     ------
Remainder of 2006                  $13         $ --        $13
2007                                 7           --          7
2008                                 4           --          4
2009                                 2           --          2
                                   ---         ----        ---
Total                              $26         $ --        $26

(5) DIVIDEND / SUBSEQUENT EVENT
On July 18, 2006, the Company announced a quarterly cash dividend of $0.18 per common share, payable August 23, 2006, to shareholders of record as of the close of business August 9, 2006.

(6) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") issued
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes   an
Interpretation of FASB Statement No. 109 (FIN 48) " The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of FIN 48 on October 1, 2007 and is currently evaluating the guidance contained in FIN 48 to determine the effect adoption of the guidance will have on the Company's financial condition and results of operations.

In March 2006, FASB issued Statement No. 156, Accounting for Servicing of Financial Assets ("SFAS No. 156"). SFAS No. 156 amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits servicers to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the recorded value and fair value at the date of adoption to be recognized as a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. The Company will adopt SFAS No. 156 beginning in the first quarter of 2007. The Company is currently assessing the impact of adopting SFAS No. 156 but does not expect the standard to have a material impact on the Company's consolidated financial statements.

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


Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operation
--------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three and nine months ended June 30, 2006. This analysis as well as other sections of this report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward looking statements may describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward looking statements as a result of a wide variety or range of factors including, but not limited to: interest rate fluctuations; economic conditions in the Company's primary market area; deposit flows; demand for residential, commercial real estate, consumer, technological factors affecting operations and other types of loans; real estate values; success of new products and services; and other risks detailed in the Company's reports filed with the SEC, including its 2005 Form 10-K. Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any forward-looking statements.

Overview

Timberland Bancorp, Inc., a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank, SSB upon the Bank's conversion from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank ("Conversion"). The Conversion was completed on January 12, 1998 through the sale and issuance of 6,612,500 shares of common stock by the Company. At June 30, 2006, the Company had total assets of $556.54 million and total shareholders' equity of $78.82 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank.

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

The Bank is a community-oriented bank which has traditionally offered a variety of savings products to its customers while concentrating its lending activities on real estate mortgage loans. The Bank operates 21 branches (including its main office in Hoquiam) and a loan production office in the following market areas:

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


Comparison of Financial Condition at June 30, 2006 and September 30, 2005

The Company's total assets increased by $3.77 million to $556.54 million at June 30, 2006 from $552.77 million at September 30, 2005, primarily attributable to a $9.81 million increase in net loans receivable. This increase was partially offset by a $4.79 million decrease in investment and mortgage-backed securities and a $1.98 million decrease in cash and due from financial institutions.

Total deposits increased by $7.71 million to $419.38 million at June 30, 2006 from $411.67 million at September 30, 2005 primarily attributable to an increase in certificate of deposit accounts. Shareholders' equity increased by $4.18 million to $78.82 million at June 30, 2006 from $74.64 million at September 30, 2005 primarily attributable to retained net income.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Due from Financial Institutions: Cash and due from financial institutions decreased to $26.74 million at June 30, 2006 from $28.72 million at September 30, 2005. The decrease was primarily a result of non-interest bearing accounts and interest bearing deposits in banks decreasing by $6.80 million to $16.29 million at June 30, 2006 from $23.08 million at September 30, 2005. The decrease was partially offset by an increase of $4.81 million in federal funds sold to $10.45 million at June 30, 2006 from $5.64 million at September 31, 2005.

Investment Securities and Mortgage-backed Securities: Investment and mortgage-backed securities decreased by $4.79 million to $90.61 million at June 30, 2006 from $95.40 million at September 30, 2005, due to regular amortization and prepayments on mortgage-backed securities. At June 30, 2006, the Company's securities' portfolio was comprised of U.S. agency securities of $33.52 million, mutual funds of $31.91 million, mortgage-backed securities of $19.40 million, and FHLB stock of $5.70 million. The mutual funds invest primarily in mortgage-backed products and U.S. agency securities. For additional information, see the "Investment Securities" table included herein.

Loans: Net loans receivable increased by $9.81 million to $397.92 million at June 30, 2006 from $388.11 million at September 30, 2005. The increase in the portfolio was primarily a result of a $12.95 million increase in construction loans (net of undisbursed portion), a $4.55 million increase in consumer loans, and a $4.28 million increase in land loans. Partially offsetting these increases were decreases of $5.94 million in one-to-four family mortgage loans, $2.88 million in commercial real estate loans, $1.86 million in commercial business loans, and $1.59 million in multi-family loans.

Loan demand remained strong as loan originations totaled $60.06 million and $169.82 million for the three and nine months ended June 30, 2006 compared to $58.25 million and 168.63 million for the three and nine months ended June 30, 2005. The Bank also continued to sell longer-term fixed rate loans for asset liability management purposes. The Bank sold fixed rate one-to-four family mortgage loans totaling $4.54 million and $17.60 million for the three and nine months ended June 30, 2006, respectively compared to $8.30 million and $16.26 million for the three and nine months ended June 30, 2005, respectively.

For additional information, see the sections entitled "Loan Portfolio Composition" and "Construction and Land Development Loan Portfolio Composition" included herein.

Other Real Estate Owned and Other Repossessed Items: Other real estate owned ("OREO") and other repossessed items decreased to $112,000 at June 30, 2006 from $509,000 at September 30, 2005 as several properties were sold. At June 30, 2006, OREOs were comprised of three land parcels totaling $112,000. For additional information, see the section entitled "Non-performing Assets" included herein.

Premises and Equipment: Premises and equipment increased by $554,000 to $16.42 million at June 30, 2006 from $15.86 million at September 30, 2005, primarily attributable to remodeling costs associated with several branch and administrative facilities.

Goodwill and Core Deposit Intangible: The value of goodwill and the amortized value of core deposit intangible decreased $246,000 to $7.24 million at June 30, 2006 from $7.48 million at September 30, 2005. The decrease is attributable to scheduled amortization of the core deposit intangible.

Deposits: Deposits increased by $7.71 million to $419.38 million at June 30, 2006 from $411.67 million at September 30, 2005. The deposit increase was primarily as a result of a $21.65 million increase in certificate of deposit accounts and a $2.58 million increase in non-interest bearing accounts. These increases were partially offset by decreases of $11.33 million in money market accounts, $3.40 million in savings accounts, and $1.78 million in N.O.W. checking accounts. For additional information, see the section entitled "Deposit Breakdown" included herein.

FHLB Advances: FHLB advances decreased to $53.78 million at June 30, 2006 from $62.35 million at September 30, 2005 as the Bank repaid several advances that matured. For additional information, see "FHLB Advance Maturity Schedule" included herein.

Shareholders' Equity: Total shareholders' equity increased by $4.18 million to $78.82 million at June 30, 2006 from $74.64 million at September 30, 2005, primarily as a result of net income of $6.01 million and a $1.82 million increase in additional paid in capital from the exercise of stock options and vesting associated with the Company's benefit plans. Also increasing shareholders' equity was a decrease of $396,000 in the equity component related to unearned shares issued to the ESOP. These increases to shareholders' equity were partially offset by the payment of $1.81 million in dividends to shareholders, the repurchase of 58,200 shares of the Company's common stock for $1.75 million and a $489,000 increase in accumulated other comprehensive loss.

On April 7, 2005, the Company announced a plan to repurchase up to 5% of the Company's outstanding shares, or 187,955 shares. This represents the Company's 13th stock repurchase plan. As of June 30, 2006, the Company had repurchased 86,050 of these shares at an average price of $27.79. Cumulatively, the Company has repurchased 3,425,321 shares (51.8%) of the 6,612,500 shares that were issued when the Company went public in January 1998. The 3,425,321 shares have been repurchased at an average price of $15.64 per share. For additional information, see Item 2 of Part II of this Form 10-Q.

Non-performing Assets: Non-performing assets to total assets decreased to 0.37% at June 30, 2006 from 0.62% at September 30, 2005, as total non-performing assets decreased to $2.05 million at June 30, 2006 from $3.44 million at September 30, 2005. The ratio decreased primarily as a result of a $991,000 decrease in non-performing loans and a $397,000 decrease in OREO.

The non-performing loan total of $1.94 million at June 30, 2006 consisted of a $1.36 million commercial construction loan, $542,000 in one-to-four family loans, $29,000 in consumer loans, and an $8,000 land loan. Despite having a higher historical percentage of non-performing loans than the Company's relevant peer group, the Company's actual charge-offs have remained low. The Company had a net recovery of $21,000 during the nine months ended June 30, 2006 and during the last five fiscal years its net charge-offs to outstanding loans ratio has averaged less than 0.10% per year. For additional information, see the section entitled "Non-performing Assets" included herein.

Investment Securities
---------------------
The following table sets forth the composition of the Company's investment securities portfolio.
                                      At June 30,          At September 30,
                                          2006                  2005
                                   Amount      Percent    Amount      Percent
                                   -------------------    -------------------
Held-to-maturity:                                 (In Thousands)
  Mortgage-backed securities       $    86       0.09%    $    104     0.11%
Available-for-sale (at fair value)
  U.S. agency securities            33,515      36.99       33,695    35.32
  Mortgage-backed securities        19,399      21.41       23,735    24.88
  Mutual funds                      31,908      35.21       32,165    33.71
  FHLB stock                         5,705       6.30        5,705     5.98
                                   -------     ------      -------   ------
Total portfolio                    $90,613     100.00%     $95,404   100.00%
                                   =======     =======     =======   =======

Loan Portfolio Composition
--------------------------
The following table sets forth the composition of the Company's loan portfolio by type of loan as of the dates indicated.

                                       At June 30,          At September 30,
                                          2006                   2005
                                   Amount      Percent    Amount      Percent
                                   -------------------    -------------------
                                               (In Thousands)
Mortgage Loans:
  One-to-four family (1)          $  95,828     21.02%    $101,763    23.24%

  Multi- family                      18,582      4.08       20,170     4.61
  Commercial                        121,966     26.75      124,849    28.51
  Construction and
    land development                133,977     29.38      112,470    25.68
  Land                               29,259      6.42       24,981     5.71
                                   --------    ------     --------   ------
    Total mortgage loans            399,612     87.65      384,233    87.75
Consumer Loans:
  Home equity and second mortgage    35,935      7.88       32,298     7.38
  Other                              10,239      2.24        9,330     2.13
                                   --------    ------     --------   ------
                                     46,174     10.12       41,628     9.51

Commercial business loans            10,158      2.23       12,013     2.74
                                   --------    ------     --------   ------
        Total loans                 455,944    100.00%     437,874   100.00%
                                               ======                ======
Less:
  Undisbursed portion of construction
    loans in process                (51,333)               (42,771)
  Deferred loan origination fees     (2,573)                (2,895)
  Allowance for loan losses          (4,120)                (4,099)
                                   --------               --------
Total loans receivable, net        $397,918               $388,109
                                   ========               ========

___________
(1)    Includes loans held-for-sale.


Construction and Land Development Loan Portfolio Composition
------------------------------------------------------------
The following table sets forth the composition of the Company's construction and land development loan portfolio as of the dates indicated.

                                      At June 30,          At September 30,
                                          2006                   2005
                                   Amount      Percent    Amount      Percent
                                   -------------------    -------------------

Custom and owner/builder const.     $ 44,552    33.26%   $ 41,810     37.17%
Speculative construction              37,306    27.85      29,635     26.35
Commercial real estate                32,990    24.62      24,064     21.40
Multi-family                           7,388     5.51      10,754      9.56
Land development                      11,741     8.76       6,207      5.52
                                    --------   ------    --------    ------
  Total construction loans          $133,977   100.00%   $112,470    100.00%
                                    ========   =======   ========    =======

Activity in the Allowance for Loan Losses
-----------------------------------------
Activity in the allowance for loan losses for the three and nine months ended June 30, 2006 and 2005 is as follows:

                                               Three Months Ended
                                                    June 30,
                                            2006                2005
                                            ------------------------
                                                 (In Thousands)
Balance at beginning of period               $4,119          $4,007
Provision for loan losses                       - -              96
Loans charged off                                (2)             (1)
Recoveries on loans previously charged off        3               1
                                            ------------------------
Net recoveries (charge-offs)                      1             - -
                                            -------          -------
Balance at end of period                     $4,120          $4,103
                                            =======          =======


                                                Nine Months Ended
                                                     June 30,
                                            2006                2005
                                            ------------------------
                                                  (In Thousands)
Balance at beginning of period              $4,099            $3,991
Provision for loan losses                      - -               116
Loans charged off                               (2)              (14)
Recoveries on loans previously charged off      23                10
                                            ------------------------
Net recoveries (charge-offs)                    21                (4)
                                            ------            ------
Balance at end of period                    $4,120            $4,103
                                            ======            ======

Non-performing Assets
---------------------
The following table sets forth information with respect to the Company's non-performing assets at the dates indicated.

                                                   At                 At
                                              June 30,      September 30,
                                                 2006               2005
                                              --------------------------
                                                 (Dollars In Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
   One-to-four family                              $542           $2,208
   Commercial                                       - -              261
   Construction and land development              1,356              - -
   Land                                               8               23
Consumer loans                                       29              133
Commercial business loans                           - -              301
                                               --------         --------
     Total                                        1,935            2,926

Accruing loans which are contractually
past due 90 days or more:                           - -              - -
                                               --------         --------
     Total                                          - -              - -

Total of non-accrual and
90 days past due loans                            1,935            2,926

Other real estate owned and other
repossessed items                                   112              509
                                               --------         --------
     Total non-performing assets                 $2,047           $3,435
                                               ========         ========
Restructured loans                                  - -              - -

Non-accrual and 90 days or more past
due loans as a percentage of loans
receivable (1)                                     0.48%            0.75%

Non-accrual and 90 days or more past
due loans as a percentage of total assets          0.35%            0.53%

Non-performing assets as a percentage
of total assets                                    0.37%            0.62%

Loans receivable (1)                           $402,038         $392,208
                                               ========         ========

Total assets                                   $556,544         $552,765
                                               ========         ========

______________
(1)  Includes loans held-for-sale and is before the allowance for loan losses.

Deposit Breakdown
------------------

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                                  At                 At
                                            June 30, 2006   September 30, 2005
                                            -------------   ------------------
                                                 (Dollars In Thousands)

Non-interest bearing                          $  54,372          $  51,792
N.O.W. checking                                  91,694             93,477
Savings                                          60,878             64,274
Money market accounts                            37,962             49,295
Certificates of deposit under $100,000          125,085            117,618
Certificates of deposit $100,000 and over        49,393             35,209
                                               --------          ---------
                          Total Deposits       $419,384            411,665
                                               ========          =========

FHLB Advance Maturity Schedule
------------------------------

The Bank has long- and short-term borrowing lines with the FHLB of Seattle with total credit on the lines equal to 30% of the Bank's total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. FHLB advances consisted of the following:

                                       At June 30,          At September 30,
                                          2006                   2005
                                   Amount      Percent    Amount      Percent
                                   -------------------    -------------------
                                                (In Thousands)

Short-term                          $   - -       - - %   $     --       --%
Long-term                            53,776    100.00       62,353   100.00
                                    -------    ------     --------   ------
Total FHLB advances                 $53,776    100.00%    $ 62,353   100.00%
                                    =======    ======     ========   =======

The Bank's FHLB borrowings mature at various dates through January 2016 and
bear interest at rates ranging from 4.16% to 6.18%.   Principal reduction
amounts due for future years ending September 30 are as follows (In thousands):

2006            $20,014
2007              9,064
2008             15,070
2009              4,628
2010                - -
Thereafter        5,000
                -------
Total           $53,776
                =======

A portion of these advances have a putable feature and may be called by the FHLB earlier than the above schedule indicates. The Bank was notified on June 30, 2006 that a $20.0 million putable advance with a rate of

4.77% would be called in July 2006. The Bank anticipates replacing a portion of this advance with short-term advances.


Comparison of Operating Results for the Three and Nine Months Ended June 30, 2006 and 2005

The Company's net income increased by $226,000, or 12.3% to $2.06 million for the quarter ended June 30, 2006 from $1.84 million for the quarter ended June 30, 2005. Diluted earnings per share increased by 9.8% to $0.56 for the quarter ended June 30, 2006 from $0.51 for the quarter ended June 30, 2005.

For the nine months ended June 30, 2006 net income increased by $1.23 million or 25.8% to $6.01 million from $4.78 million for the nine months ended June 30, 2005. Diluted earnings per share increased by 26.0% to $1.65 for the nine months ended June 30, 2006 from $1.31 for the nine months ended June 30, 2005.

The improved profitability for the first three quarters of the fiscal year is largely a result of the Company's focus on balancing the re-pricing characteristics of its assets and liabilities. This has allowed the maintenance of a healthy net interest margin in spite of the current flat yield curve environment. The net interest margin increased to 5.00% and 4.90% for the three and nine months ended June 30, 2006, respectively, from 4.74% and 4.62% for the three and nine months ended June 30, 2005, respectively.

A more detailed explanation of the income statement categories is presented below.

Net Income: Net income for the quarter ended June 30, 2006 increased to $2.06 million, or $0.56 per diluted share ($0.58 per basic share) from $1.84 million, or $0.51 per diluted share ($0.54 per basic share) for the quarter ended June 30, 2005. The $0.05 increase in diluted earnings per share for the quarter ended June 30, 2006 was primarily a result of a $575,000 ($380,000 net of income tax - $0.11 per diluted share) increase in net interest income after provision for loan losses. This increase was partially offset by a $326,000 ($215,000 net of income tax - $0.06 per diluted share) increase in non-interest expense.

Net income for the nine months ended June 30, 2006 increased $1.23 million to $6.01 million, or $1.65 per diluted share ($1.70 per basic share) from $4.78 million, or $1.31 per diluted share ($1.37 per basic share) for the nine months ended June 30, 2005. The $0.34 increase in diluted earnings per share for the nine months ended June 30, 2006 was primarily the result of a $1.89 million ($1.25 million net of income tax - $0.35 per diluted share) increase in net interest income after provision for loan losses and a $166,000 ($110,000 net of income tax - $0.03 per diluted share) increase in non-interest income. These items were partially offset by a $251,000 ($166,000 net of income tax - $0.04 per diluted share) increase in non-interest expense.

Net Interest Income:   Net interest income increased $479,000 to $6.29 million
for the quarter ended June 30, 2006 from $5.81 million for the quarter ended June 30, 2005, primarily as a result of a larger interest earning asset base and the collection of $216,000 in prepayment penalties on two participation loans that paid off during the quarter ended June 30, 2006. The prepayment penalties were recorded as interest income and contributed 17 basis points to the quarterly net interest margin. Total interest income increased $1.03 million to $9.07 million for the quarter ended June 30, 2006 from $8.04 million for the quarter ended June 30, 2005 as average total interest earning assets increased by $12.45 million. The yield on interest earning assets increased to 7.22% for the quarter ended June 30, 2006 from 6.56% for the quarter ended June 30, 2005. Total interest expense increased by $558,000 to $2.79 million for the quarter ended June 30, 2006 from $2.23 million for the quarter ended June 30, 2005 as the average rate paid on interest bearing liabilities increased to 2.65% for the quarter ended June 30, 2006 from 2.10% for the quarter ended June 30, 2005. Partially offsetting the increased rate on interest-bearing liabilities was a $1.89 million decrease in the average balance of interest-bearing liabilities during the quarter ended June 30, 2006. The net interest margin increased to 5.00% for the quarter ended June 30, 2006 from 4.74% for the quarter ended June 30, 2005.

Net interest income increased $1.78 million to $18.38 million for the nine months ended June 30, 2006 from $16.60 million for the nine months ended June 30, 2005, primarily due to a larger interest earning asset base and an increase in the Company's interest rate spread. Total interest income increased $3.40 million to $26.17 million for the nine months ended June 30, 2006 from $22.77 million for the nine months ended June 30, 2005 as average total interest earning assets increased by $20.07 million. The yield on interest earning assets was 6.98% for the nine months ended June 30, 2006 compared to 6.33% for the nine months ended June 30, 2005. Total interest expense increased by $1.63 million to $7.79 million for the nine months ended June 30, 2006 from $6.17 million for the nine months ended June 30, 2005 as average interest bearing liabilities increased by $8.39 million. The average rate paid on interest bearing liabilities increased to 2.47% for the nine months ended June 30, 2006 from 2.00% for the nine months ended June 30, 2005. The net interest margin increased to 4.90% for the nine months ended June 30, 2006 from 4.62% for the nine months ended June 30, 2005.

Provision for Loan Losses: There was no provision for loan losses established for the nine months ended June 30, 2006 as credit quality remained strong. The allowance for loan losses, however, did increase during this period as a result of a net recovery of $21,000.

The Bank has established a comprehensive methodology for determining the provision for loan losses. On a quarterly basis the Bank performs an analysis taking into consideration pertinent factors underlying the quality of the loan portfolio. The factors include changes in the size and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of loans on non-accrual status, and other factors to determine the level of allowance for loan losses needed. Based on its comprehensive analysis, management deemed the allowance for loan losses of $4.12 million at June 30, 2006 (1.03% of loans receivable and 212.92% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. The allowance for loan losses was $4.10 million (1.05% of loans receivable and 137.87% of non-performing loans) at June 30,
2005.    The Company had net recovery of $1,000 for the three months ended
June 30, 2006 and did not have any charge-offs for the three months ended June 30, 2005. The Company had a net recovery of $21,000 for the nine months ended June 30, 2006 compared to a net charge-off of $4,000 for the nine months ended June 30, 2005. For additional information, see the section entitled "Activity in the Allowance for Loan Losses" included herein.

Non-interest Income: Total non-interest income decreased $20,000 to $1.53 million for the quarter ended June 30, 2006 from $1.55 million for the quarter ended June 30, 2005, primarily due to $121,000 decrease in gains on sale of loans and a $30,000 decrease in servicing income on loans sold. The decrease in income from loan sales was primarily due to a decreased volume of fixed rate qualifying loans that were originated and sold during the quarter. The Bank sold fixed rate loans totaling $4.54 million during the quarter ended June 30, 2006 compared to sales of $8.30 million for the quarter ended June 30, 2005. These decreases were partially offset by a $48,000 increase in fees from the sale of non-deposit investment products (which are recorded in the "other" non-interest income category), a $46,000 increase in service charges on deposits, and a $43,000 increase in ATM transaction fees.

Total non-interest income increased by $166,000 to $4.59 million for the nine months ended June 30, 2006 from $4.43 million for the nine months ended June 30, 2005, primarily due to a $227,000 increase in fees from the sale of non-deposit investment products, a $164,000 increase in service charges on deposits, and a $110,000 increase in ATM transaction fees. These increases were partially offset by a $349,000 decrease in gains from loan sales. Income from loan sales was larger in the period a year ago in part due to the sale of the Bank's credit card portfolio in December 2004, which resulted in a gain of $245,000.

Non-interest Expense: Total non-interest expense increased by $326,000 to $4.79 million for the quarter ended June 30, 2006 from $4.47 million for the quarter ended June 30, 2005. The increase was primarily a result of a $199,000 increase in salary expense, an $89,000 increase in professional fees, and a $43,000 increase in postage and courier expense.

Total non-interest expense increased by $251,000 to $14.15 million for the nine months ended June 30, 2006 from $13.90 million for the nine months ended June 30, 2005. The increase was primarily attributable to a $369,000 increase in salary and benefit expense, a $153,000 increase in premises and equipment expense, a $115,000 increase in professional fees, and a $105,000 increase in state and local taxes. Partially offsetting these increases was a $256,000 decrease in the other non-interest expense category. For the nine months ended June 30, 2005 the other non-interest expense category included expenses related to the October 2004 branch acquisition and expenses related to one of the Company's benefit plans. Also partially offsetting the increases to non-interest expense were decreases in advertising expense, ATM expense, core deposit intangible amortization expense, and a net improvement in the real estate operations category. The Company's efficiency ratio improved to 61.59% for the nine months ended June 30, 2006 from 66.08% for the nine months ended June 30, 2005.

Provision for Income Taxes: The provision for income taxes increased to $964,000 for the quarter ended June 30, 2006 from $961,000 for the quarter ended June 30, 2005 primarily as a result of increased net income before taxes. The Company's effective tax rate was 31.87% for the quarter ended June 30, 2006 and 34.37% for the quarter ended June 30, 2005. The higher effective tax rate in the previous year was primarily a result of tax adjustments relating to the Company's branch acquisition.

The provision for income taxes increased to $2.81 million for the nine months ended June 30, 2006 from $2.24 million for the nine months ended June 30, 2005 primarily as a result of increased net income before taxes. The Company's effective tax rate was 31.84% for the nine months ended June 30, 2006 and 31.89% for the nine months ended June 30, 2005.


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

An analysis of liquidity should also include a review of the changes that appear in the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2006. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchases of securities, and the net change in loans. Financing activities present the cash flows associated with the Company's deposit accounts, other borrowings and stock related transactions.

The Company's total of cash and due from financial institutions decreased by $1.98 million to $26.74 million at June 30, 2006 from $28.72 million at September 30, 2005. The Company's liquid assets decreased primarily due to funding a portion of the loan portfolio growth.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2006, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 13.25%. The Bank also maintained an uncommitted credit facility with the FHLB of Seattle that provided for immediately available advances up to an aggregate amount of $136.68 million, under which $53.78 million was outstanding at June 30, 2006.

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

The Bank's primary investing activity is the origination of one-to-four family mortgage loans, commercial mortgage loans, construction and land development loans, and consumer loans. At June 30, 2006, the Bank had loan commitments totaling $49.24 million and undisbursed loans in process totaling $51.33 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2006 totaled $132.32 million. Historically, the Bank has been able to retain a significant amount of its certificates of deposit as they mature.

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At June 30, 2006, the Bank was in compliance with all applicable capital requirements. For additional details see the section below entitled "Regulatory Capital."


Regulatory Capital
------------------
The following table compares the Bank's regulatory capital at June 30, 2006 to its minimum regulatory capital requirements at that date (in thousands):

                                                          Percent of
                                     Amount         Adjusted Total Assets (1)
                                     ------         ------------------------
Tier 1 (leverage) capital            $62,027                  11.39%
Tier 1 (leverage) capital
 requirement                          21,790                   4.00
                                     -------                  -----
Excess                               $40,237                   7.39%
                                     =======                  =====

Tier 1 risk adjusted capital         $62,027                  15.21%
Tier 1 risk adjusted capital
 requirement                          16,310                   4.00
                                     -------                  -----
Excess                               $45,717                  11.21%
                                     =======                  =====

Total risk based capital             $66,147                  16.22%
Total risk based capital
 requirement                          32,620                   8.00
                                     -------                   ----
Excess                               $33,527                   8.22%
                                     =======                   ====
___________________
(1) For the Tier 1 (leverage) capital, percent of total average assets of $544.75 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $407.8 million.

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                          KEY FINANCIAL RATIOS AND DATA
                    (Dollars in thousands, except per share data)

                     Three Months Ended June 30,   Nine Months Ended June 30,
                      2006                2005    2006                  2005
                     ---------------------------  --------------------------
PERFORMANCE RATIOS:
Return on average
 assets (1)           1.49%               1.35%     1.45%              1.20%
Return on average
 equity (1)          10.57%              10.19%    10.48%              8.77%
Net interest
 margin (1)           5.00%               4.74%     4.90%              4.62%
Efficiency ratio     61.30%              60.69%    61.59%             66.08%

                                          June 30,      September 30,
                                             2006               2005
                                      ------------------------------
ASSET QUALITY RATIOS:
Non-performing loans                      $ 1,935            $ 2,926
OREO & other repossessed assets               112                509
                                          -------            -------
Total non-performing assets               $ 2,047            $ 3,435
Non-performing assets to total assets        0.37%              0.62%
Allowance for loan losses to
  non-performing loans                     212.92%            140.09%

Book value per share (2)                  $ 20.82            $ 19.85
Book value per share (3)                  $ 22.16            $ 21.30
Tangible book value per share (2) (4)     $ 18.91            $ 17.86
Tangible book value per share (3) (4)     $ 20.13            $ 19.16

______________________
(1)  Annualized
(2)  Calculation includes ESOP shares not committed to be released
(3)  Calculation excludes ESOP shares not committed to be released
(4) Calculation subtracts goodwill and core deposit intangible from the equity component

                       Three Months Ended June 30,  Nine Months Ended June 30,
                           2006             2005      2006               2005
                       ---------------------------  --------------------------
AVERAGE BALANCE SHEET:
Average total loans     $ 399,849       $ 385,592   $ 396,141        $ 372,183
Average total interest
 earning assets           502,804         490,359     499,624          479,551
Average total assets      554,716         544,149     552,100          532,025
Average total interest
 bearing liabilities:
   Average total interest
    bearing deposits      366,228         355,367     363,246          353,622
   Average FHLB advances
    & other borrowings     55,597          68,345      58,218           59,455
Average shareholders'
 equity                    77,969          72,027      76,478           72,708

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company's Form 10-K for the fiscal year ended
September 30, 2005                                                       .

Item 4.  Controls and Procedures
--------------------------------

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange
     Act) that occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings
----------------------------
Neither the Company nor the Bank is a party to any material legal proceedings at this time. Further, neither the Company nor the Bank is aware of the threat of any such proceedings. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
------------------------------------------------------------------------
     Not applicable

Stock Repurchases

The following table sets forth the shares repurchased by the Company during the quarter:
                                                 Total No.
                                                 of Shares
                                                Purchased as   Maximum No.
                           Total                 Part of     of Shares that
                          No. of     Average     Publicly      May Yet Be
                          Shares    Price Paid   Announced     Purchased
       Period            Purchased   per Share     Plan      Under the Plan(1)
-----------------------  ---------  ----------  -----------  ---------------

04/01/2006 -                  - -      $   - -        - -          151,905
04/30/2006

05/01/2006 -                  - -          - -        - -          151,905
05/31/2006

06/01/2006-                50,000        31.06     50,000          101,905
06/30/2006

Total                      50,000      $ 31.06     50,000

(1) On April 7, 2005, the Company announced a share repurchase plan authorizing the repurchase of up to 5% of its outstanding shares, or 187,955 shares. As of June 30, 2006, a total of 86,050 shares had been repurchased at an average price of $27.79 per share. All shares were repurchased through open market broker transactions and no shares were directly repurchased from directors or officers of the Company.

Item 3.     Defaults Upon Senior Securities
-------------------------------------------
None to be reported.

Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------
None to be reported.

Item 5.     Other Information
-----------------------------
None to be reported.

Item 6.     Exhibits
--------------------
     (a)  Exhibits
          3.1   Articles of Incorporation of the Registrant (1)
          3.2   Bylaws of the Registrant (1)
          3.3   Amendment to Bylaws (2)
          10.1  Employee Severance Compensation Plan (3)
          10.2  Employee Stock Ownership Plan (3)
          10.3  1999 Stock Option Plan (4)
          10.4  Management Recognition and Development Plan (4)
          10.5  2003 Stock Option Plan (5)
          10.6  Form of Incentive Stock Option Agreement (6)
          10.7  Form of Non-qualified Stock Option Agreement (6)
          10.8  Form of Management Recognition and Development Award
                  Agreement (6)
          31.1  Certification of Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes Oxley Act
          31.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act
          32    Certifications of Chief Executive Officer and Chief Financial
                  Officer Pursuant to Section 906 of the Sarbanes Oxley Act
_________________
(1) Incorporated by reference to the Registrant's Registration Statement of Form S-1 (333- 35817).
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2002.
(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(4) Incorporated by reference to the Registrant's 1999 Annual Meeting Proxy Statement dated December 15, 1998.
(5) Incorporated by reference to the Registrant's 2004 Annual Meeting Proxy Statement dated December 24, 2003.
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2005.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Timberland Bancorp, Inc.


Date: August 8, 2006                By: /s/Michael R. Sand
                                       --------------------------------
                                       Michael R. Sand
                                       Chief Executive Officer
                                       (Principal Executive Officer)



Date: August 8, 2006                By: /s/Dean J. Brydon
                                       ---------------------------------
                                       Dean J. Brydon
                                       Chief Financial Officer
                                       (Principal Financial Officer)

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

Date: August 8, 2006                         /s/Michael R. Sand
                                             ------------------------------
                                             Michael R. Sand
                                             Chief Executive Officer

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

Date: August 8, 2006                            /s/Dean J. Brydon
                                                ----------------------------
                                                Dean J. Brydon
                                                Chief Financial Officer

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


Date:   August 8, 2006