Form 10-K
period 2006-09-30
TIMBERLAND BANCORP INC
filed 2006-12-13
CIK 1046050

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended September 30, 2006              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number:   0-23333

                          TIMBERLAND BANCORP, INC.
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               Washington                                    91-1863696
---------------------------------------------      ---------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
            or organization)                           Identification Number)

  624 Simpson Avenue, Hoquiam, Washington                       98550
---------------------------------------------      ---------------------------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:        (360) 533-4747
                                                   ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

   Common Stock, par value $.01 per share          The Nasdaq Stock Market LLC
---------------------------------------------      ---------------------------
          (Title of Each Class)                       (Name of Each Exchange
                                                       on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:      None

     Indicate by check mark if the Registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.   YES     NO  X
                                                    ---    ---

     Indicate by check mark if the Registrant is not required to file reports
pursuant to Section 13 of Section 15(d) of the Act.  YES     NO  X
                                                         ---    ---
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X   NO
                                                    ---     ---
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                              ---

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]  Accelerated filer [X]   Non-accelerated filer [ ]

     Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  YES     NO  X
                                                 ---    ---

     The aggregate market value of the Common Stock outstanding held by nonaffiliates of the Registrant based on the closing sales price of the Registrant's Common Stock as quoted on The Nasdaq Stock Market LLC on March 31, 2006 was $106,436,303 (3,774,337 shares at $28.20 per share). For purposes of this calculation, Common Stock held by officers and directors of the Registrant and the Timberland Bank Employee Stock Ownership Plan and Trust are considered nonaffiliates.

                     DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders (Part III).

                          TIMBERLAND BANCORP, INC.
                     2006 ANNUAL REPORT ON FORM 10-K
                            TABLE OF CONTENTS


PART I.                                                             Page
   Item 1. Business
              General..............................................  1
              Market Area..........................................  1
              Lending Activities...................................  3
              Investment Activities................................  20
              Deposit Activities and Other Sources of Funds........  21
              Bank Owned Life Insurance............................  26
              Regulation of the Bank...............................  26
              Regulation of the Company............................  31
              Taxation.............................................  34
              Competition..........................................  35
              Subsidiary Activities................................  35
              Personnel............................................  35
              Executive Officers of the Registrant.................  35
   Item 1A. Risk Factors...........................................  37
   Item 1B. Unresolved Staff Comments..............................  41
   Item 2. Properties..............................................  42
   Item 3. Legal Proceedings.......................................  44
   Item 4. Submission of Matters to a Vote of Security Holders.....  44
PART II.
   Item 5. Market for Registrant's Common Equity, Related
            Stockholder Matters and Issuer Purchases of Equity
            Securities.............................................  44
   Item 6. Selected Financial Data.................................  46
   Item 7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................  48
              General. .                                             48
              Special Note Regarding Forward-Looking Statements....  48
              Critical Accounting Policies.........................  48
              New Accounting Pronouncements........................  49
              Operating Strategy...................................  49
              Market Risk and Asset and Liability Management.......  50
              Comparison of Financial Condition at September 30,
               2006 and 2005.......................................  52
              Comparison of Operating Results for Years Ended
               September 30, 2006 and 2005.........................  53
              Comparison of Operating Results for Years Ended
               September 30, 2005 and 2004.........................  55
              Average Balances, Interest and Average Yields/Cost...  57
              Rate/Volume Analysis.................................  59
              Liquidity and Capital Resources......................  60
              Effect of Inflation and Changing Prices..............  61
   Item 7A. Quantitative and Qualitative Disclosures About Market
             Risk..................................................  61
   Item 8. Financial Statements and Supplementary Data.............  62
   Item 9. Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure.................... 107
   Item 9A. Controls and Procedures................................ 107
   Item 9B. Other Information...................................... 107

PART III.
   Item 10. Directors and Executive Officers of the Registrant..... 107
   Item 11. Executive Compensation................................. 108
   Item 12. Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters............ 108
   Item 13. Certain Relationships and Related Transactions......... 109
   Item 14. Principal Accounting Fees and Services................. 109
PART IV.
   Item 15. Exhibits and Financial Statement Schedules............. 109

                                PART I

Item 1.  Business
-----------------

General

     Timberland Bancorp, Inc. ("Company"), a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank, SSB ("Bank") upon the Bank's conversion from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank ("Conversion"). The Conversion was completed on January 12, 1998 through the sale and issuance of 6,612,500 shares of common stock by the Company. At September 30, 2006, the Company had total assets of $577.1 million, total deposits of $431.1 million and total shareholders' equity of $79.4 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

     The Bank was established in 1915 as "Southwest Washington Savings and Loan Association." In 1935, the Bank converted from a state-chartered mutual savings and loan association to a federally chartered mutual savings and loan association, and in 1972, changed its name to "Timberland Federal Savings and Loan Association." In 1990, the Bank converted to a federally chartered mutual savings bank under the name "Timberland Savings Bank, FSB." In 1991, the Bank converted to a Washington-chartered mutual savings bank and changed its name to "Timberland Savings Bank, SSB." On December 29, 2000, the Bank changed its name to "Timberland Bank." The Bank's deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1937. The Bank is regulated by the Washington Department of Financial Institutions, Division of Banks ("Division") and the FDIC.

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

Market Area

     The Bank considered Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis Counties as its primary market areas as of September 30, 2006. The Bank conducts operations from:

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

     *     two branch offices in Kitsap County (Poulsbo and Silverdale); and



     * two branch offices and a loan production office in Lewis County (Winlock, Toledo and Centralia).

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

     Grays Harbor County has a population of 71,000 according to the U.S. Census Bureau 2005 estimates and a median family income of $48,900 according to 2006 HUD estimates. The economic base in Grays Harbor has been historically dependent on the timber and fishing industries. Other industries that support the economic base are tourism, agriculture, shipping, transportation and technology. According to the Washington State Employment Security Department, the unemployment rate in Grays Harbor County increased to 6.8% at September 30, 2006 from 6.6% at September 30, 2005. The Bank has six branches (including its home office) located throughout the county. A slowdown in the Grays Harbor County economy could negatively impact the Bank's profitability in this market area.

     Pierce County is the second most populous county in the state and has a population of 754,000 according to the U.S. Census Bureau 2005 estimates. The county's median family income is $61,000 according to 2006 HUD estimates. The economy in Pierce County is diversified with the presence of military related government employment (Fort Lewis Army Base and McChord Air Force Base), transportation and shipping employment (Port of Tacoma), and aerospace related employment (Boeing). According to the Washington State Employment Security Department, the unemployment rate for the Pierce County area decreased to 5.4% at September 30, 2006 from 5.5% at September 30, 2005. The Bank has five branches in Pierce County. These branches have been responsible for a substantial portion of the Bank's construction lending activities. A slowdown in the Pierce County economy could negatively impact the demand for construction loans and could negatively impact the Bank's profitability.

     Thurston County has a population of 229,000 according to the U.S. Census Bureau 2005 estimates and a median family income of $64,300 according to 2006 HUD estimates. Thurston County is home of Washington State's capital (Olympia) and its economic base is largely driven by state government related employment. According to the Washington State Employment Security Department, the unemployment rate for the Thurston County area had increased to 4.8% at September 30, 2006 from 4.6% at September 30, 2005. The Bank currently has five branches in Thurston County. This county has a stable economic base primarily attributable to the state government presence. A slowdown in the Thurston County economy could negatively impact the Bank's lending opportunities in this market.

     Kitsap County has a population of 241,000 according to the U.S. Census Bureau 2005 estimates and a median family income of $63,200 according to 2006
HUD estimates.   Timberland has two branches in Kitsap County.  The economic base of Kitsap County is largely supported by military related government
employment through the United States Navy.   According to the Washington State
Employment Security Department, the unemployment rate for the Kitsap County area increased to 5.2% at September 30, 2006 from 4.8% at September 30, 2005. Reductions in the naval personnel stationed in Kitsap County could have a negative impact on the county's economy and could negatively impact the Bank's lending opportunities in this market.

     King County is the most populous county in the state and has a population of 1.8 million according to the U.S. Census Bureau 2005 estimates. The county's median family income is $74,300 according to 2006 HUD estimates.
King County's economic base is diversified with many industries including shipping, transportation, aerospace (Boeing), computer technology and biotech industries. According to the Washington State Employment Security Department, the
                                     2
unemployment rate for the King County area decreased to 4.1% at September 30, 2006 from 4.8% at September 30, 2005. A slowdown in the King County economy could negatively impact the Bank's lending opportunities in this market.

     Lewis County has a population of 72,000 according to the U.S. Census Bureau 2005 estimates and a median family income of $48,900 according to 2006 HUD estimates. The economic base in Lewis County is supported by manufacturing, retail trade, local government and industrial services. According to the Washington State Employment Security Department, the unemployment rate in Lewis County was 6.5% at September 30, 2006 and 2005. The Bank has two branches and a loan production office located in Lewis County. A slowdown in the Lewis County economy could negatively impact the Bank's lending opportunities in this market.

Lending Activities

     General. Historically, the principal lending activity of the Bank has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences and loans for the construction of one- to four-family residences. Since 1998, the Bank has emphasized its origination of construction and land development loans and commercial real estate loans. The Bank's net loans receivable, including loans held for sale, totaled approximately $424.6 million at September 30, 2006, representing approximately 73.6% of consolidated total assets, and at that date construction and land development loans (including undisbursed loans in process), and loans secured by commercial properties were $284.5 million, or 58.0%, of total loans. Construction and land development loans and commercial real estate loans typically have higher rates of return than one- to four-family loans; however, they also present a higher degree of risk. See "- Lending Activities - Construction and Land Development Lending" and "- Lending Activities - Commercial Real Estate Lending."

     The Bank's internal loan policy limits the maximum amount of loans to one borrower to 25% of its Tier 1capital. At September 30, 2006, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $15.8 million under this policy. At September 30, 2006, the Bank had no loans to one borrower and the borrower's related entities with an aggregate outstanding balance in excess of this amount. At that date, the Bank had 60 borrowers or related borrowers with total loans outstanding in excess of $1.0 million. The largest amount outstanding to any one borrower and the borrower's related entities was approximately $9.0 million (including $4.9 million of undisbursed loans in process balance), which represents a commercial real estate loan and several commercial real estate construction loans in Thurston County. These loans were performing according to the required loan terms at September 30, 2006.

     Loan Portfolio Analysis.  The following table sets forth the composition of the Bank's loan portfolio by type of loan as of the dates indicated.

                                                     At September 30,
                --------------------------------------------------------------------------------------------
                     2006                2005              2004               2003                2002
                ----------------   ----------------   ----------------   ----------------   ----------------
                Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                ------   -------   ------   -------   ------   -------   ------   -------   ------   -------
                                                   (Dollars in thousands)
Mortgage Loans:
 One- to four-
  family(1)
  (2)..........$ 98,709   20.11%  $101,763   23.24%  $ 99,835   25.25%  $ 95,371   26.21%  $113,144   31.28%
 Multi-family..  17,689    3.60     20,170    4.61     17,160    4.34     18,241    5.01     24,135    6.67
 Commercial.... 137,609   28.04    124,849   28.51    108,276   27.39    102,972   28.30     97,644   27.00
 Construction
  and land
  development.. 146,855   29.92    112,470   25.68    106,241   26.88     94,117   25.87     80,144   22.16
 Land(2).......  29,598    6.03     24,981    5.71     19,895    5.03     15,628    4.30     15,453    4.27
               --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
  Total
   mortgage
   loans....... 430,460   87.70    384,233   87.75    351,407   88.89    326,329   89.69    330,520   91.38

Consumer Loans:
 Home equity
  and second
  mortgage.....  37,435    7.63     32,298    7.38     23,549    5.96     19,233    5.29     13,718    3.79
 Other.........  11,127    2.27      9,330    2.13      9,270    2.34      8,799    2.42      8,097    2.24
               --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
                 48,562    9.90     41,628    9.51     32,819    8.30     28,032    7.71     21,815    6.03
 Commercial
  business
  loans........  11,803    2.40     12,013    2.74     11,098    2.81      9,475    2.60      9,365    2.59
               --------  ------   --------  ------   --------  ------   --------  ------   --------  ------

  Total loans.. 490,825  100.00%   437,874  100.00%   395,324  100.00%   363,836  100.00%   361,700  100.00%
               --------  ======   --------  ======   --------  ======   --------  ======   --------  ======

Less:
 Undisbursed
  portion of
  construction
  loans in
  process...... (59,260)           (42,771)           (43,563)           (34,785)           (32,324)
 Deferred loan
  origination
  fees.........  (2,798)            (2,895)            (3,176)            (2,924)            (3,218)
 Allowance for
  loan losses..  (4,122)            (4,099)            (3,991)            (3,891)            (3,630)
               --------           --------           --------           --------           --------
Total loans
 receivable,
 net.......... $424,645           $388,109           $344,594           $322,236           $322,528
               ========           ========           ========           ========           ========

----------------
(8) Includes loans held-for-sale.
(9) Includes real estate contracts.  See " - Lending Activities - Real Estate Contracts."


     Residential One- to Four-Family Lending. At September 30, 2006, $98.7 million, or 20.1%, of the Bank's loan portfolio consisted of loans secured by one- to four-family residences. The Bank originates both fixed-rate loans and adjustable-rate loans.

     Generally, fixed-rate loans, including 15, 20, 30, and five and seven year balloon reset loans are originated to meet the requirements for sale in the secondary market to the FHLMC. From time to time, however, a portion of these fixed-rate loans may be retained in the loan portfolio to meet the Bank's asset/liability management objectives. The Bank periodically retains fixed-rate five and seven year balloon reset loans in its loan portfolio and classifies them as held to maturity. The Bank uses an automated underwriting program, which preliminarily qualifies a loan as conforming to FHLMC underwriting standards when the loan is originated. At September 30, 2006, $56.1 million, or 57.5%, of the Bank's one- to four-family loan portfolio due after one year consisted of fixed-rate mortgage loans.

     The Bank also offers adjustable-rate mortgage ("ARM") loans at rates and terms competitive with market conditions. All of the Bank's ARM loans are retained in its loan portfolio rather than intended for sale. The Bank offers several ARM products which adjust annually after an initial period ranging from one to five years subject to a limitation on the annual increase of 2% and an overall limitation of 6%. These ARM products are priced utilizing the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 3.00% to 4.00%. Loans tied to the prime rate or to LIBOR indices typically do not have periodic, or lifetime adjustment limits. Loans tied to these indices normally have margins ranging from 0.0% to 3.0%. ARM loans held in the Bank's portfolio do not permit negative amortization of principal. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.
The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At September 30, 2006, $41.8 million, or 42.4%, of the Bank's one- to four- family loan portfolio consisted of ARM loans.

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

     Construction and Land Development Lending. Prompted by unfavorable economic conditions in its primary market area in the 1980s, the Bank sought to establish a market niche and, as a result, began originating construction loans outside of Grays Harbor County. In recent periods, construction lending activities have been primarily in the Pierce, King, Thurston, and Kitsap County markets. Competition from other financial institutions has increased in recent periods and it is possible that margins on construction loans may be reduced in the future.

     The Bank currently originates three types of residential construction loans: (i) speculative construction loans, (ii) custom construction loans and
(iii) owner/builder construction loans. The Bank initiated its construction lending with the origination of speculative construction loans. As a result, the Bank began to establish contacts with the building community and increased the origination of custom construction and land development loans in rural and suburban market areas. The Bank believes that its computer tracking system has enabled it to establish processing and disbursement procedures to meet the needs of these borrowers. To a lesser extent, the Bank also originates construction loans for the development of multi-family and commercial
properties.   Subject to market conditions, the Bank intends to continue to emphasize its construction lending activities.

     At September 30, 2006, the composition of the Bank's construction and land development loan portfolio was as follows:

                                        Outstanding    Percent of
                                          Balance        Total
                                        -----------    ----------
                                              (In thousands)

Speculative construction...............  $ 34,363        23.40%
Custom and owner/builder construction..    46,346        31.56
Multi-family...........................     7,662         5.22
Land development.......................    16,086        10.95
Commercial real estate.................    42,398        28.87
                                         --------       ------
  Total................................  $146,855       100.00%
                                         ========       ======

     Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified and a sale is consummated. The Bank lends to approximately 50 builders located in the Bank's primary market area, each of which generally have two to eight speculative loans outstanding from the Bank during a 12 month period. Rather than originating lines of credit to home builders to construct several homes at once, the Bank originates and underwrites a separate loan for each home. Speculative construction loans are generally originated for a term of 12 months, with current rates ranging from prime rate plus 1.0% to 1.5%, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property. During this 12 month period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. At September 30, 2006, speculative construction loans totaled $34.4 million, or 23.4%, of the total construction loan portfolio. At September 30, 2006, the Bank had 16 borrowers each with aggregate outstanding speculative loan balances of more than $500,000. The largest aggregate outstanding balance to one borrower amounted to $5.1 million (including $2.1 million of undisbursed loans in process balance), and the largest outstanding balance for a single speculative loan was $1.1 million (including $409,000 of undisbursed loans in process balance). At September 30, 2006, all speculative construction loans were performing according to their terms.

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

     Owner/builder construction loans are originated to the home owner rather than the home builder as a single loan that automatically converts to a permanent loan at the completion of construction. The construction phase of a owner/builder construction loan generally lasts up to 12 months with fixed interest rates currently ranging from 7.0% to 7.5%, and with loan-to-value ratios of 80% (or up to 95% with PMI) of the appraised estimated value of the completed property or cost, whichever is less. During the construction period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. At the completion of construction, the loan converts automatically to either a fixed-rate mortgage loan, which conforms to secondary market standards, or an ARM loan for retention in the Bank's portfolio. At September 30, 2006, custom and owner/builder construction loans totaled $46.3 million, or 31.6%, of the total construction loan portfolio. At September 30, 2006, the largest outstanding custom and owner/builder construction loan had an outstanding balance of $998,000 (including $108,000 of undisbursed loans in process balance) and was performing according to its terms.

     The Bank originates loans to local real estate developers with whom it has established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities) (generally with ten to 50 lots). At September 30, 2006, subdivision development loans totaled $16.1 million, or 11.0% of construction and land development loans receivable. Land development loans are secured by a lien on the property and made for a period of two to five years with fixed or variable interest rates, and are made with loan-to-value ratios generally not exceeding 75%. Monthly interest payments are required during the term of the loan.
Land development loans are structured so that the Bank is repaid in full upon the sale by the borrower of approximately 80% of the subdivision lots. Substantially all of the Bank's land development loans are secured by property located in its primary market area. In addition, in the case of a corporate borrower, the Bank also generally obtains personal guarantees from corporate principals and reviews their personal financial statements. At September 30, 2006, the largest land development loan had an outstanding loan balance of $3.9 million (including $1.8 million of undisbursed loans in process balance), and was performing according to its terms.

     Land development loans secured by land under development involve greater risks than one- to four-family residential mortgage loans because these loans are advanced upon the predicted future value of the developed property. If the estimate of the future value proves to be inaccurate, in the event of default and foreclosure the Bank may be confronted with a property the value of which is insufficient to assure full repayment. The Bank attempts to minimize this risk by generally limiting the maximum loan-to-value ratio on land loans to 75% of the estimated developed value of the secured property.

     The Bank also provides construction financing for multi-family and commercial properties. At September 30, 2006, these loans amounted to $50.1 million, or 34.1% of construction loans. These loans are secured by motels, apartment buildings, condominiums, office buildings and retail rental space located in the Bank's primary market area and currently range in amount from $25,000 to $8.0 million. At September 30, 2006, the largest outstanding multi- family construction loan had a balance of $3.2 million (including $727,000 of undisbursed loans in process balance). At September 30, 2006, the largest outstanding commercial real estate construction loan had a balance of $8.0 million (including $7.7 million of undisbursed loans in process balance). This loan was secured by a condominium project in Grays Harbor County and was performing according to its terms.

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

     The Bank regularly monitors the construction loan disbursements using an internal computer program. The Bank believes that its internal monitoring system helps reduce many of the risks inherent with construction lending.

     The Bank originates construction loan applications primarily through customer referrals, contacts in the business community and occasionally real estate brokers seeking financing for their clients.

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

     Real Estate Contracts. The Bank purchases real estate contracts and deeds of trust from individuals who have privately sold their homes or property. These contracts are generally secured by one- to four-family properties, building lots and undeveloped land and range in principal amount from $10,000 to $200,000, but typically are in amounts between $20,000 and $40,000. Properties securing real estate contracts purchased by the Bank are generally located within its primary market area. Prior to purchasing the real estate contract, the Bank reviews the contract and analyzes and assesses the collateral for the loan, the down payment made by the borrower and the credit history on the loan. As of September 30, 2006, the Bank had outstanding real estate contracts of $729,000.

     Multi-Family Lending. At September 30, 2006, the Bank had $17.7 million, or 3.6% of the Bank's total loan portfolio, secured by multi-family dwelling units (more than four units) located primarily in the Bank's primary market area. Multi-family loans are generally originated with variable rates of interest ranging from 2.00% to 3.50% over the one-year constant maturity U.S. Treasury Bill Index or a matched term FHLB advance, with principal and interest payments fully amortizing over terms of up to 30 years. Multi-family loans currently range in principal balance from $40,000 to $5.8 million. At September 30, 2006, the largest multi-family loan had an outstanding principal balance of $5.8 million and was secured by an apartment building located in the Bank's primary market area. At September 30, 2006, this loan was performing according to its terms.

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

     Multi-family mortgage lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by multi-family properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. If the borrower is other than an individual, the Bank also generally obtains personal guarantees from the principals based on a review of personal financial statements.
                                       8

     Commercial Real Estate Lending. Commercial real estate loans totaled $137.6 million, or 28.0% of the total loan portfolio at September 30, 2006, and consisted of 312 loans. The Bank originated $32.2 million of commercial mortgage loans during the year ended September 30, 2006 compared to $32.3 million originated during the year ended September 30, 2005. The Bank originates commercial real estate loans generally at variable interest rates and these loans are secured by properties, such as restaurants, motels, office buildings and retail/wholesale facilities, located in the Bank's primary market area. The principal balances of commercial real estate loans currently ranges between $10,000 and $4.7 million. At September 30, 2006, the largest commercial real estate loan was secured by a commercial property located in Olympia, Washington, had a balance of $4.7 million and was performing according to its terms. At September 30, 2006, all commercial real estate loans were performing according to their terms. See "- Lending Activities - Nonperforming Assets and Delinquencies."

     The Bank requires appraisals of all properties securing commercial real estate loans. Appraisals are performed by independent appraisers designated by the Bank, all of which are reviewed by management. The Bank considers the quality and location of the real estate, the credit history of the borrower, the cash flow of the project and the quality of management involved with the property. The Bank generally imposes a minimum debt coverage ratio of approximately 1.10 for originated loans secured by income producing commercial properties. Loan-to-value ratios on commercial real estate loans are generally limited to not more than 80%. The Bank generally obtains loan guarantees from financially capable parties and reviews their personal financial statements.

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

     Land Lending. The Bank originates loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to sell as improved lots. At September 30, 2006, land loans totaled $29.6 million, or 6.0% of the Bank's total loan portfolio. Land loans originated by the Bank are generally fixed-rate loans and have maturities of five to ten years. Land loans generally range in principal amount from $5,000 to $800,000. The largest land loan had an outstanding balance of $779,000 at September 30, 2006 and was performing according to its terms. At September 30, 2006, all land loans were performing according to their terms. See "- Lending Activities - Nonperforming Assets and Delinquencies."

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

     Consumer Lending. Consumer lending has traditionally been a small part of the Bank's business. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. Consumer loans include home equity lines of credit, second mortgage loans, savings account loans, automobile loans, boat loans, motorcycle loans, recreational vehicle loans and unsecured loans. Consumer loans are made with both fixed and variable interest rates and with varying terms. At September 30, 2006, consumer loans amounted to $48.6 million, or 9.9%, of the total loan portfolio.

     At September 30, 2006, the largest component of the consumer loan portfolio consisted of second mortgage loans and home equity lines of credit, which totaled $37.4 million, or 7.6%, of the total loan portfolio. Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others. The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property. The Bank occasionally solicits these loans. The loan-to-value ratio is typically 80% or less, when taking into account both the first and second mortgage loans. Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 15 years. Home equity lines of credit are generally made at interest rates tied to the 26 week Treasury Bill or the prime rate. Second mortgage loans and home equity lines of credit have greater credit risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Bank.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. The Bank believes that these risks are not as prevalent in the case of the Bank's consumer loan portfolio because a large percentage of the portfolio consists of second mortgage loans and home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to four-family residential mortgage loans. At September 30, 2006, the Bank did not have any consumer loans delinquent in excess of 90 days. See "Lending Activities - Non-performing Assets and Delinquencies."

     Commercial Business Lending. Commercial business loans totaled $11.8 million, or 2.4% of the loan portfolio at September 30, 2006, and consisted of 45 loans. In July 1998, the Bank established a business banking division staffed by three experienced commercial lenders to increase the Bank's origination of commercial business loans and commercial real estate loans. Currently, the division is staffed by a Division Manager and seven commercial lenders. Commercial business loans are generally secured by business equipment, accounts receivable, inventory or other property and are made at variable rates of interest equal to a negotiated margin above the prime rate. The Bank also generally obtains personal guarantees from financially capable applicants based on a review of personal financial statements. At September 30, 2006, all commercial business loans were performing according to terms. See "Lending Activities-Nonperforming Assets and Delinquencies."

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

     Loan Maturity. The following table sets forth certain information at September 30, 2006 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                               After     After     After
                             One Year   3 Years   5 Years
                    Within    Through   Through   Through    After
                   One Year   3 Years   5 Years   10 Years  10 Years   Total
                   --------  --------   -------   --------  --------  -------
                                         (In thousands)
Mortgage loans:
 One- to four-
  family (1)...... $    992   $ 1,580   $ 5,705   $  6,147  $ 84,285  $ 98,709
 Multi-family.....    1,281       532         3     12,964     2,909    17,689
 Commercial.......    6,395    12,035     6,167     87,539    25,473   137,609
 Construction and
  land
  development(2)..  106,073     2,557       458      9,446    28,321   146,855
 Land.............    6,429     6,834    14,296        379     1,660    29,598
Consumer loans:
 Home equity and
  second
  mortgage........    9,052     1,427     1,009      2,191    23,756    37,435
 Other............    2,294       707     1,993      1,155     4,978    11,127
Commercial business
 loans............    3,533     3,031     1,142      2,267     1,830    11,803
                   --------   -------   -------   --------  --------  --------
 Total............ $136,049   $28,703   $30,773   $122,088  $173,212  $490,825
                   --------   -------   -------   --------  --------  --------

Less:
 Undisbursed
  portion of
  construction
  loans in
  process.........                                                      59,260
 Deferred loan
  origination
  fees............                                                       2,798
 Allowance for
  loan losses.....                                                       4,122
                                                                      --------
 Loans receivable,
  net.............                                                    $424,645
                                                                      ========
-----------------
(1) Includes loans held-for-sale.
(2) Includes construction/permanent loans that convert to permanent mortgage loans once construction is completed.

     The following table sets forth the dollar amount of all loans due after one year from September 30, 2006, which have fixed interest rates and have floating or adjustable interest rates.

                                              Fixed    Floating or
                                              Rates  Adjustable Rates  Total
                                              -----  ----------------  ------
                                                       (In thousands)
Mortgage loans:
 One- to four-family(1)....................  $ 56,139   $ 41,579     $ 97,718
 Multi-family..............................     6,051     10,357       16,408
 Commercial................................    13,246    117,968      131,214
 Construction and land development.........    25,377     15,405       40,782
 Land......................................    19,856      3,313       23,169
Consumer loans:
 Home equity and second mortgage...........    23,243      5,140       28,383
 Other.....................................     8,720        113        8,833
 Commercial business loans.................     3,471      4,798        8,269
                                             --------   --------     --------
   Total...................................  $156,103   $198,673     $354,776
                                             ========   ========     ========
--------------
(1)  Includes loans held-for-sale.

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

     Loan applications are initiated by loan officers and are required to be approved by one of the Bank's Loan Committees or the Bank's Board of Directors. The Bank's Consumer Loan Committee, which consists of two underwriters, can approve one-to four-family mortgage loans and other consumer loans up to and including $417,000. Certain consumer loans up to and including $25,000 may be approved by individual loan officers and the Bank's Consumer Lending Department Manager may approve consumer loans up to and including $75,000. The Bank's Commercial Loan Committee, which consists of the Bank's President, Chief Lending Officer, Executive Vice President of Commercial Lending, Executive Vice President of Community Lending and Senior Vice President of Administration, may approve commercial real estate loans and commercial business loans up to and including $1.5 million. The Bank's President, Chief Lending Officer, Executive Vice President of Commercial Lending, Executive Vice President of Community Lending and Senior Vice President of Administration also have individual lending authority for loans up to and including $500,000. The Bank's Board Loan Committee, which consists of two rotating non-employee Directors and the Bank's President, may approve loans up to and including $3.0 million. Loans in excess of $3.0 million, as well as loans of any amount granted to a single borrower whose aggregate loans exceed $3.0 million, must be approved by the Bank's Board of Directors.

    Loan Originations, Purchases and Sales. During the years ended September 30, 2006 and 2005, the Bank's total gross loan originations were $256.3 million and $230.0 million, respectively. Periodically, the Bank purchases participation interests in construction and land development loans and multi-family loans, secured by properties generally located in the Bank's primary market area, from other lenders. These purchases are underwritten to the Bank's underwriting guidelines and are without recourse to the seller other than for fraud. See "- Lending Activities - Construction and Land Development Lending" and "- Lending Activities - Multi-Family Lending."

    Consistent with its asset/liability management strategy, the Bank's policy generally is to retain in its portfolio all ARM loans originated and to sell fixed rate one-to four-family mortgage loans in the secondary market to the FHLMC; however, from time to time, a portion of fixed-rate loans may be retained in the Bank's portfolio to meet its asset-liability objectives.
Loans sold in the secondary market are generally sold on a servicing retained basis. At September 30, 2006, the Bank's loan servicing portfolio totaled $156.2 million.

    The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                               Year Ended September 30,
                                            -------------------------------
                                              2006       2005       2004
                                            ---------  ---------  ---------
Loans originated:                                   (In thousands)
 Mortgage loans:
  One- to four-family.....................  $  33,483  $  33,290  $  36,824
  Multi-family............................      3,037      4,685      1,150
  Commercial..............................     32,174     32,266     29,056
  Construction and land development.......    129,623    104,714     94,373
  Land....................................     17,518     15,330     11,033
 Consumer.................................     29,858     29,287     18,952
 Commercial business loans................     10,559     10,233      9,754
                                            ---------  ---------  ---------
  Total loans originated..................    256,252    229,805    201,142

Loans purchased:
 Mortgage loans:
  One- to four-family.....................         48        209         30
  Commercial..............................         79         --         --
                                            ---------  ---------  ---------
  Land....................................         28         --         --
   Total loans purchased..................        155        209         30
                                            ---------  ---------  ---------
    Total loans originated and purchased..    256,407    230,014    201,172

Loans sold:
 Whole loans sold.........................    (26,445)   (25,358)   (35,741)
 Credit card loans sold...................         --     (1,523)        --
                                            ---------  ---------  ---------
 Total loans sold.........................    (26,445)   (26,881)   (35,741)

Loan principal repayments.................   (177,011)  (160,583)  (133,943)
Decrease (increase) in other items, net...    (16,415)       965     (9,130)
                                            ---------  ---------  ---------
Net increase in loans receivable..........  $  36,536  $  43,515  $  22,358
                                            =========  =========  =========

     Loan Origination Fees. The Bank generally receives loan origination fees. Loan fees are a percentage of the principal amount of the loan which are charged to the borrower for funding the loan. The amount of fees charged by the Bank is generally 0.5% to 2.0% of the loan amount. Current accounting principles generally accepted in the United States of American require fees received and certain loan origination costs for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. Deferred loan origination fees totaled $2.8 million at September 30, 2006.

     Non-performing Assets and Delinquencies. The Bank assesses late fees or penalty charges on delinquent loans of approximately 5% of the monthly loan payment amount. Substantially all fixed-rate and ARM loan payments are due on the first day of the month; however, the borrower is given a 15 day grace period to make the loan payment. When a mortgage loan borrower fails to make a required payment when due, the Bank institutes collection procedures. A notice is mailed to the borrower 16 days after the date the payment is due. Attempts to contact the borrower by telephone generally begin on or before the 30th day of delinquency. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. Before the 90th day of delinquency, attempts to interview the borrower, preferably in person, are made to establish (i) the cause of the delinquency, (ii) whether the cause is temporary, (iii) the attitude of the borrower toward the debt, and (iv) a mutually satisfactory arrangement for curing the default.

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

     The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.

                                             At September 30,
                             ------------------------------------------------
                                2006     2005      2004      2003      2002
                             --------  --------  --------  --------  --------
Loans accounted for on a                  (Dollars in thousands)
 non-accrual basis:
Mortgage loans:
 One- to four-family........ $     80  $  2,208  $    430  $  1,409  $  1,138
 Commercial.................       --       261       640       538       688
 Construction and land
  development...............       --        --        --     1,185     1,571
 Land.......................       --        23       322       521       251
Consumer loans..............       --       133        23       212        49
Commercial business loans...       --       301        27        30        44
                             --------  --------  --------  --------  --------

    Total...................       80     2,926     1,442     3,895     3,741

Accruing loans which are
 contractually past due 90
 days or more...............       --        --        --        --        --

Total of non-accrual and 90
 days past due loans........       80     2,926     1,442     3,895     3,741

Other real estate owned and
 other repossessed assets...       15       509       421     1,258       680
                             --------  --------  --------  --------  --------
    Total nonperforming
     assets................. $     95  $  3,435  $  1,863  $  5,153  $  4,421
                             ========  ========  ========  ========  ========

Restructured loans.......... $     --  $     --  $     --  $     --  $     --

Non-accrual and 90 days or
 more past due loans as a
 percentage of loans
 receivable, net............     0.02%     0.75%     0.41%     1.19%     1.15%

Non-accrual and 90 days or
 more past due loans as a
 percentage of total
 assets.....................     0.01%     0.53%     0.31%     0.87%     0.87%

Nonperforming assets as a
 percentage of total
 assets.....................     0.02%     0.62%     0.40%     1.15%     1.03%

Loans receivable, net(1).... $428,767  $392,208  $348,585  $326,127  $326,158
                             ========  ========  ========  ========  ========

Total assets................ $577,087  $552,765  $460,419  $449,633  $431,054
                             ========  ========  ========  ========  ========

-------------
(1) Includes loans held-for-sale and is before the allowance for loan losses.

     The Bank's non-accrual loans decreased by $2.8 million to $80,000 at September 30, 2006 from $2.9 million at September 30, 2005, primarily as a result of a $2.1 million decrease in one- to four-family mortgage loans on non-accrual status, a $301,000 decrease in commercial business loans on non-accrual status, and a $261,000 decrease in commercial real estate loans on non-accrual status.

     Additional interest income which would have been recorded for the year ended September 30, 2006 had non-accruing loans been current in accordance with their original terms totaled approximately $2,000.

     Other Real Estate Owned and Other Repossessed Items. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until sold. When property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is recorded at the lower of the foreclosed amount or fair value, less estimated selling costs. At September 30, 2006, the Bank had $15,000 in other real estate owned, which consisted of one land parcel.

     Restructured Loans. Under accounting principles generally accepted in the United States of America, the Bank is required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructuring or loan modifications for a borrower does not necessarily always constitute troubled debt restructuring, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Bank had no restructured loans at September 30, 2006.

     Other Loans of Concern. Loans not reflected in the table above, but where known information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans and leases as underperforming assets in the future are commonly referred to as "potential problem loans." The amount included in potential problem loans results from an evaluation, on a loan-by-loan basis, of loans classified as "substandard" and "special mention," as those terms are defined under "Asset Classification" below. The amount of potential problem loans was $12.9 million at September 30, 2006 and $11.3 million at September 30, 2005. The vast majority of these loans, as well as our nonperforming assets, are collateralized.

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

     The aggregate amounts of the Bank's classified and special mention loans (as determined by the Bank), and of the Bank's allowances for loan losses at the dates indicated, were as follows:

                                       At September 30,
                                ----------------------------
                                  2006      2005      2004
                                -------   -------    -------
                                       (In thousands)

Loss.........................   $    --   $    --    $    --
Doubtful.....................        --        --         --
Substandard(1)...............     3,985     9,876     11,847
Special mention(1)...........     9,015     4,320      3,676
                                -------   -------    -------
Total classified and special
 mention loans...............   $13,000   $14,196    $15,523
                                =======   =======    =======

Allowance for loan losses....   $ 4,122   $ 4,099    $ 3,991

---------------
(1) For further information concerning the change in classified assets, see "- Lending Activities - Nonperforming Assets and Delinquencies."

     The Bank's classified and special mention loans decreased by $1.2 million from September 30, 2005 to September 30, 2006, primarily as a result of a $5.9 million decrease in loans classified as substandard. This decrease was partially offset by a $4.7 million increase in loans classified as special mention.

     Special mention loan are defined as those credits deemed by management to have some potential weakness that deserve management's close attention. If left uncorrected these potential weaknesses may result in the deterioration of the payment prospects of the loan. Assets in this category are not adversely classified and currently do not expose the Bank to sufficient risk to warrant a substandard classification. Three loans comprise a majority of the amount classified as special mention. They include a $3.4 million loan secured by a commercial office building in Thurston County, a $3.2 million loan secured by a motel in Pierce County, and a $729,000 land development loan in Grays Harbor County. At September 30, 2006 these loans were current and paying in accordance with the required loan terms.

     Substandard loans are classified as those loans that are inadequately protected by the current net worth, and paying capacity of the obligor, or of the collateral pledged. Assets classified as substandard have a well-defined weakness, or weaknesses that jeopardize the repayment of the debt. If the weakness, or weaknesses are not corrected there is the distinct possibility that some loss will be sustained. The aggregate amount of loans classified as substandard at September 30, 2006 decreased by $5.9 million to $4.0 million from $9.9 million at September 30, 2005. At September 30, 2006, 23 loans were classified as substandard compared to 37 at September 30, 2005. The largest loan currently classified as substandard is a $1.4 million commercial business loan on two mini-storage facility operations in Pierce County. At September 30, 2006, this loan was current. The next largest loans classified as substandard include a $666,000 loan secured by a single-family home in King County and a $365,000 loan secured by a single-family home in Thurston County. At September 30, 2006, the $666,000 single-family home loan was 60 days delinquent and the $365,000 single-family home loan was 30 days delinquent.

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

     At September 30, 2006, the Bank's allowance for loan losses totaled $4.1 million. This represents 0.96% of the total loans receivable and 5,152.50% of non-performing loans. The Bank's allowance for loan losses as a percentage of total loans receivable has decreased to 0.96% at September 30, 2006 from 1.11% at September 2002 primarily due to improved historical loss performance (which have translated into lower loss factors assigned to certain loan categories), decreased levels of non-performing loans, and decreased levels of classified loans. Partially offsetting the improved credit quality ratios in recent years, has been a shift in the loan portfolio into a higher percentage of construction and land development loans, which typically involve more risk than one- to four-family loans.

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

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                          Year Ended September 30,
                              -----------------------------------------------
                                2006      2005      2004      2003      2002
                              ------     ------    -------   -------  -------
                                           (Dollars in thousands)

Allowance at beginning of
 year.......................    $4,099   $3,991    $ 3,891   $ 3,630  $ 3,050
Provision for loan losses...        --      141        167       347      992

Recoveries:
Mortgage loans:
  One- to four-family.......        --       --          6        --       --
Consumer loans:
  Home equity and second
   mortgage.................        --        5         --        --       --
  Other.....................         5        3         16        12       13
Commercial business loans...        20        9          3        70       96
                                ------   ------    -------   -------  -------
    Total recoveries........        25       17         25        82      109


                        (table continued on following page)

                                          Year Ended September 30,
                                --------------------------------------------
                                 2006     2005     2004      2003      2002
                                ------   ------   -------   -------  -------
                                           (Dollars in thousands)
Charge-offs:
Mortgage loans:
  One- to four-family.......        --       --          6        30       16
  Multi-family..............        --        1         --        --       --
Consumer....................        --       --         --        --       32
Commercial business loans...        --       --          3        --       --
Land........................        --        1         --        10       --

Consumer loans:
  Home equity and second
   mortgage.................        --       --         9        40       --
  Other.....................         2       12        68        88      143
Commercial business loans...        --       36         6        --      330
                                ------   ------    ------    ------   ------
  Total charge-offs.........         2       50        92       168      521
                                ------   ------    ------    ------   ------
  Net charge-offs
   (recoveries).............       (23)      33        67        86      412
                                ------   ------    ------    ------   ------

    Balance at end of year..    $4,122   $4,099    $3,991    $3,891   $3,630
                                ======   ======    ======    ======   ======

Allowance for loan losses
 as a percentage of
 total loans receivable
 (net)(1) outstanding
 at the end of the year.....      0.96%    1.05%     1.14%     1.19%    1.11%

Net charge-offs (recoveries)
 as a percentage of average
 loans outstanding during
 the year...................     (0.01%)   0.01%     0.02%     0.03%    0.13%

Allowance for loan losses
 as a percentage of
 non-performing loans at
 end of year................  5,152.50%  140.09%   276.77%    99.90%   97.03%

--------------
(1) Total loans receivable (net) includes loans held for sale and is before the allowance for loan losses.

     The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

                                                    At September 30,
              ----------------------------------------------------------------------------------------------
                     2006               2005               2004              2003                2002
              -----------------  ------------------  ----------------  -----------------  ------------------
                       Percent             Percent           Percent            Percent             Percent
                       of Loans            of Loans          of Loans           of Loans            of Loans
                       in                  in                in                 in                  in
                       Category            Category          Category           Category            Category
                       to Total            to Total          to Total           to Total            to Total
               Amount  Loans      Amount   Loans     Amount  Loans     Amount   Loans     Amount    Loans
              -------  --------  --------  --------  ------  --------  -------  --------  -------  ---------
                                                   (Dollars in thousands)
Mortgage loans:
 One- to four-
  family....... $  502    20.11%  $  494    23.24%   $  386    25.25%   $  317    26.21%    $  322    31.28%
 Multi-family..    112     3.60      194     4.61       242     4.34       374     5.01        214     6.67
 Commercial....  1,222    28.04    1,544    28.51     1,443    27.39     1,041    28.30      1,072    27.00
 Construction..    761    29.92      652    25.68       538    26.88       583    25.87        536    22.16
 Land..........    275     6.03      255     5.71       226     5.03       169     4.30        152     4.27
Non-mortgage
 loans:
 Consumer
  loans........    497     9.90      255     9.51       427     8.30       458     7.71        512     6.03
 Commercial
  business
  loans........    753     2.40      705     2.74       729     2.81       949     2.60        822     2.59
                ------   ------   ------   ------    ------   ------    ------   ------     ------   ------
  Total
   allowance
   for loan
   losses...... $4,122   100.00%  $4,099   100.00%   $3,991   100.00%   $3,891   100.00%    $3,630   100.00%
                ======   ======   ======   ======    ======   ======    ======   ======     ======   ======

Investment Activities

     The investment policies of the Company are established and monitored by the Board of Directors. The policies are designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to compliment the Bank's lending activities. These policies dictate the criteria for classifying securities as either available-for-sale or held-to-maturity. The policies permit investment in various types of liquid assets permissible under applicable regulations, which includes U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks, banker's acceptances, federal funds, mortgage-backed securities, and mutual funds. The Company's investment policy also permits investment in equity securities in certain financial service companies.

     At September 30, 2006, the Company's investment portfolio totaled $81.5 million, primarily consisting of $32.1 million of mutual funds available for sale, $17.6 million of mortgage-backed securities available-for-sale, $31.7 million of U.S. agency securities available-for-sale, and $75,000 of securities held-to-maturity. This compares with a total portfolio of $89.7 million at September 30, 2005, comprised of $32.2 million of mutual funds available-for-sale, $23.7 million of mortgage-backed securities available-for-sale, $33.7 million of U.S. agency securities available-for-sale and $104,000 of securities held-to-maturity. The mutual funds invest primarily in mortgage-backed products and U.S. agency securities. The composition of the portfolios by type of security, at each respective date is presented in the table, which follows.

                                          At September 30,
                      --------------------------------------------------------
                             2006               2005               2004
                      -----------------  -----------------  ------------------
                                Percent            Percent            Percent
                      Recorded    of     Recorded    of     Recorded    of
                        Value    Total     Value    Total     Value    Total
                      --------  -------  --------  -------  --------  --------
                                      (Dollars in thousands)
Held-to-Maturity:

 Mortgage-backed
  securities......... $    75    0.09%   $   104    0.12%   $   174     0.29%

Available-for-Sale
 (at fair value):

 U.S. agency
  securities........   31,718   38.93     33,695   37.56      8,983    14.96
 Mortgage-backed
  securities........   17,603   21.60     23,735   26.46     18,329    30.52
 Municipal bonds....       --      --         --      --         --       --
 Mutual funds.......   32,087   39.38     32,165   35.86     32,577    54.23
                      -------  ------    -------  ------    -------   ------

Total portfolio.....  $81,483  100.00%   $89,699  100.00%   $60,063   100.00%
                      =======  ======    =======  ======    =======   ======

     The following table sets forth the maturities and weighted average yields of the investment and mortgage-backed securities in the Company's investment securities portfolio at September 30, 2006. Mutual funds, which by their nature do not have maturities, are classified in the less than one year category.



                                                After One to        After Five to          After Ten
                         One Year or Less        Five Years           Ten Years              Years
                         ----------------     ----------------     ----------------     ----------------
                         Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield
                         ------     -----     ------     -----     ------     -----     ------     -----
                                                     (Dollars in thousands)
Held-to-Maturity:

Mortgage-backed
 securities............. $    --      --%     $    --       --%    $    --      --%     $    75      3.79%

Available-for-Sale:

U.S. agency securities..   5,964    3.43       23,787     4.12       1,968    4.04           --        --
Mortgage-backed
 securities.............      --      --          520     5.67         128    5.89       16,954      4.84
Mutual funds............  32,087    5.16           --       --          --      --           --        --
                         -------    ----      -------     ----      ------    ----      -------      ----

Total portfolio......... $38,051    4.89%     $24,307     4.15%     $2,096    4.15%     $17,029      4.83%
                         =======    ====      =======     ====      ======    ====      =======      ====




    The following table sets forth certain information with respect to each security which had an aggregate book value in excess of 10% of the Company's total equity at the date indicated.

                                         At September 30, 2006
                                         ----------------------
                                         Amortized       Fair
                                            Cost         Value
                                         ---------      -------
                                             (In thousands)

Asset Management Fund-Ultra Short
 Mortgage Fund (ASARX)..................  $16,600       $16,195
Asset Management Fund-Ultra Short Fund
 (AULTX)................................   10,000         9,779
                                          -------       -------
Total...................................  $26,600       $25,974
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

     Deposit Accounts. Substantially all of the Bank's depositors are residents of Washington. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including money market deposit accounts, checking accounts, regular savings accounts and certificates of deposit. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. In recent periods, the Bank has used deposit interest rate promotions in connection with the opening of new branch offices. The Bank actively seeks consumer and commercial checking accounts through a checking account acquisition marketing program that was implemented in 2000. At September 30, 2006, the Bank had 34.2% of total deposits in non-interest bearing accounts and NOW checking accounts.

     At September 30, 2006 the Bank had $52.9 million of jumbo certificates of deposit of $100,000 or more. The Bank does not have any brokered deposits and believes that its jumbo certificates of deposit, which represented 12.3% of total deposits at September 30, 2006, present similar interest rate risk compared to its other deposit products.

     The following table sets forth information concerning the Bank's deposits at September 30, 2006.

                                             Weighted               Percentage
                                             Average                 of Total
Category                                   Interest Rate    Amount   Deposits
----------------------------------------   -------------  --------- ----------
                                                        (In thousands)

Non-Interest Bearing....................        --%        $ 57,905    13.43%
Negotiable order of withdrawal ("NOW")
 Checking...............................      0.69           89,509    20.77
Savings.................................      0.71           60,235    13.97
Money Market Accounts...................      2.11           42,378     9.83
                                                           --------   ------
 Subtotal...............................      0.79          250,027    58.00
                                                           --------   ------
Certificates of Deposit(1)
----------------------------------------

Maturing within 1 year..................      4.23          153,939    35.71
Maturing after 1 year but within 2
 years..................................      3.91           20,037     4.65
Maturing after 2 years but within 5
 years..................................      3.92            7,010     1.63
Maturing after 5 years..................      3.85               48     0.01
                                                           --------   ------
  Total certificates of deposit.........      4.19          181,034    42.00
                                                           --------   ------
    Total deposits......................      2.24         $431,061   100.00%
                                                           ========   ======
--------------
(1)   Based on remaining maturity of certificates.

     The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 2006. Jumbo certificates of deposit have principal balances of $100,000 or more and the rates paid on these accounts are generally negotiable.

       Maturity Period                          Amount
       ------------------------------------    --------
                                            (In thousands)

       Three months or less................     $17,871
       Over three through six months.......      15,436
       Over six through twelve months......      14,142
       Over twelve months..................       5,402
                                                -------
         Total.............................     $52,851
                                                =======


    Deposit Flow.  The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                                             At September 30,
                        ------------------------------------------------------------------------------------
                                   2006                             2005                        2004
                        ------------------------------   -----------------------------   -------------------
                                  Percent                          Percent                          Percent
                                    of       Increase                of       Increase                of
                         Amount    Total    (Decrease)    Amount    Total    (Decrease)    Amount    Total
                        --------  -------   ----------   --------  --------  ----------   -------   --------
                                                        (Dollars in thousands)
Non-interest-bearing... $ 57,905    13.43%   $  6,114    $ 51,791    12.58%    $14,641    $ 37,150    11.63%
NOW checking...........   89,509    20.77      (3,969)     93,478    22.71      16,236      77,242    24.17
Savings accounts.......   60,235    13.97      (4,039)     64,274    15.61      16,074      48,200    15.08
Money market deposit...   42,378     9.83      (6,917)     49,295    11.98       7,643      41,652    13.03
Certificates of deposit
 which mature:
  Within 1 year........  153,939    35.71      49,776     104,163    25.30      17,736      86,427    27.05
  After 1 year, but
   within 2 years......   20,037     4.65     (10,732)     30,769     7.47      12,711      18,058     5.65
  After 2 years, but
   within 5 years......    7,010     1.63     (10,735)     17,745     4.31       7,582      10,163     3.18
  Certificates maturing
   thereafter..........       48     0.01        (102)        150     0.04        (528)        678     0.21
                        --------   ------     -------    --------   ------     -------    --------   ------

Total.................. $431,061   100.00%    $19,396    $411,665   100.00%    $92,095    $319,570   100.00%
                        ========   ======     =======    ========   ======     =======    ========   ======

    Certificates of Deposit by Rates. The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated.

                              At September 30,
                       ------------------------------
                          2006      2005      2004
                       --------   --------   --------
                               (In thousands)

0.00 - 1.99%.........  $  2,176   $ 24,765   $ 60,258
2.00 - 3.99%.........    69,736    125,541     46,482
4.00 - 5.99%.........   108,636      2,034      7,890
6.00% - and over.....       486        487        696
                       --------   --------   --------
Total................  $181,034   $152,827   $115,326
                       ========   ========   ========

     Certificates of Deposit by Maturities. The following table sets forth the amount and maturities of certificates of deposit at September 30, 2006.

                                            Amount Due
                           -------------------------------------------------
                                               After
                                      One to   Two to
                           Less Than    Two     Five       After
                           One Year    Years    Years    Five Years    Total
                           ---------  -------  -------   ----------   -------
                                            (In thousands)

0.00 - 1.99%...........    $  2,023  $    85   $   68        $--     $  2,176
2.00 - 3.99%...........      53,555   11,373    4,760         48       69,736
4.00 - 5.99%...........      98,302    8,520    1,814         --      108,636
6.00% and over.........          59       59      368         --          486
                           --------  -------   ------        ---     --------
Total..................    $153,939  $20,037   $7,010        $48     $181,034
                           ========  =======   ======        ===     ========

     Deposit Activities. The following table sets forth the savings activities of the Bank for the periods indicated.

                                             Year Ended September 30,
                                          ------------------------------
                                            2006       2005       2004
                                          --------   --------   --------
                                                  (In thousands)

Beginning balance.......................  $411,665   $319,570   $307,672
Net deposits before interest credited...    11,491     86,673      7,730
Interest credited.......................     7,905      5,422      4,168
                                          --------   --------   --------
Net increase in deposits................    19,396     92,095     11,898
                                          --------   --------   --------
Ending balance..........................  $431,061   $411,665   $319,570
                                          ========   ========   ========

     Borrowings. Deposits are the primary source of funds for the Bank's lending and investment activities and for general business purposes. The Bank has the ability to use advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2006, the Bank maintained an uncommitted credit facility with the FHLB-adequacy of collateral pledged to secure the credit. At September 30, 2006, the Bank maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of 30% of the Bank's total assets, limited by available collateral, under which $62.8 million was outstanding. The Bank also utilizes overnight repurchase agreements with customers. These overnight repurchase agreements are classified as other borrowings and totaled $947,000 at September 30, 2006 and $781,000 at September 30, 2005. There were no repurchase agreements in effect at September 30, 2004. At September 30, 2006, the Bank also maintained a $10.0 million overnight borrowing line with Pacific Coast Banker's Bank ("PCBB") under which there was no outstanding balance.

     The following table sets forth certain information regarding borrowings by the Bank at the end of and during the periods indicated:

                                                         At or For the
                                                   Year Ended September 30,
                                                  --------------------------
                                                   2006      2005      2004
                                                  ------    ------    ------
                                                    (Dollars in thousands)

Average total borrowings........................  $55,773   $60,537   $57,778

Weighted average rate paid on total borrowings..     5.22%     5.26%     5.46%

Total borrowings outstanding at end of period...  $63,708   $63,134   $65,421

     The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated. Borrowings are considered short-term when the original maturity is less than one year.

                                                         At or For the
                                                   Year Ended September 30,
                                                  --------------------------
                                                   2006      2005      2004
                                                  ------    ------    ------
                                                    (Dollars in thousands)
Maximum amount outstanding at any month end:
  FHLB advances.................................  $29,000   $ 9,000  $10,485
  Repurchase agreements.........................    1,895     2,102       --
  PCBB advances.................................       --        --       --

Average outstanding during period:
  FHLB advances.................................  $ 3,516   $ 4,529  $    631
  Repurchase agreements.........................    1,148     1,345        --
  PCBB advances.................................       --         1         2
                                                  -------   -------  --------
Total average outstanding during period.........  $ 4,664   $ 5,875  $    633
                                                  =======   =======  ========

Weighted average rate paid during period:
  FHLB advances.................................     4.81%     4.53%     1.89%
  Repurchase agreements.........................     4.27      2.30        --
  PCBB advances.................................       --      4.80      3.35
Total weighted average rate paid during period..     4.67%     4.02%     1.90%

Outstanding at end of period:
  FHLB advances.................................  $29,000   $ 8,000   $10,485
  Repurchase agreements.........................      947       781        --
                                                  -------   -------  --------
Total outstanding at end of period..............  $29,947   $ 8,781   $10,485
                                                  =======   =======  ========

Weighted average rate at end of period:
  FHLB advances.................................     5.49%     3.79%     1.86%
  Repurchase agreements.........................     5.01      3.14        --
Total weighted average rate at end of period....     5.47%     3.73%     1.86%

Bank Owned Life Insurance

     The Bank has purchased life insurance policies covering certain officers. These policies are recorded at their cash surrender value, net of any policy premium charged. Increases in cash surrender value, net of policy premiums, and proceeds from death benefits are recorded in non-interest income. At September 30, 2006, the Bank had $12.0 million in bank owned life insurance.

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

Federal Deposit Insurance Reform Act of 2005

     The Federal Deposit Insurance Reform Act of 2005 ("Reform Act") was signed into law on February 8, 2006 and amended current laws regarding the federal deposit insurance system. The legislation merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund, eliminated any disparities in bank and thrift risk-based premium assessments, reduced the administrative burden of maintaining and operating two separate funds and established certain new insurance coverage limits and a mechanism for possible periodic increases. The legislation also gave the FDIC greater discretion to identify the relative risks all institutions present to the Deposit Insurance Fund and set risk-based premiums.

     Major provisions in the legislation include:

     * merging the Savings Association Insurance Fund and Bank Insurance Fund, which became effective March 31, 2006;

     * maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000. Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011;

     * providing the FDIC with the ability to set the designated reserve ratio within a range of between 1.15% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions;

     * providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996, which may be used to offset future premiums with certain limitations;

     * requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.5% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits (when the reserve is greater than 1.35% but no more than 1.5%); and

     * providing for a new risk-based assessment system and allows the FDIC to establish separate risk-based assessment systems for large and small members of the Deposit Insurance Fund.

     On November 2, 2006, the FDIC set the designated reserve ratio for the deposit insurance fund at 1.25% of estimated insured deposits, and adopted final regulations to implement the risk-based deposit insurance assessment system mandated by the Reform Act , which is intended to more closely tie each bank's deposit insurance assessments to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, the FDIC will evaluate each institution's risk based on three primary factors -- supervisory ratings for all insured institution, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them. An institution's assessment rate will depend upon the level of risk it poses to the deposit insurance system as measured by these factors. The new rates for most institutions will vary between 5 and 7 cents for every $100 of domestic insurable deposits.

     The new assessment rates will take effect at the beginning of 2007. However, the Reform Act provides credits to institutions that paid high premiums in the past to bolster the FDIC's insurance reserves, as a result of which the FDIC has announced that a majority of banks will have assessment credits to initially offset all of their premiums in 2007. Management does not believe it is possible at this time to reliably estimate the net assessment cost, if any that may be imposed on Timberland Bank. There are a number of uncertain factors that could affect the assessment rate that the FDIC will decide to apply to Timberland Bank and the actual assessment credit that will be available to Timberland Bank in 2007.

Insurance of Accounts and Regulation by the FDIC

     The Bank is a member of the DIF, which is administered by the FDIC. The FDIC insures deposits up to the applicable limits and this insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the FDIC an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

    The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premiums while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premiums. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. The Reform Act authorizes the FDIC to revise its current risk-based system, subject to public notice and comment, although no deadline was given by Congress for the creation or implementation of such regulations.

     DIF-insured institutions are required to pay a Financing Corporation ("FICO") assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. The assessment rate for the third quarter of 2006 was 0.0126% of insured deposits and is adjusted quarterly. These assessments, which may be revised based upon the level of DIF deposits, will continue until the FICO bonds mature in the years 2017 through 2019.

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

     At September 30, 2006, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

     The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. At September 30, 2006, the Bank had a Tier 1 leverage capital ratio of 11.5%. The FDIC retains the right to require an institution to maintain a higher capital level based on the institution's particular risk profile.

     FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks. At September 30, 2006, the Bank's ratio of total capital to risk-weighted assets was 15.6% and the ratio of Tier 1 capital to risk-weighted assets was 14.6%.

     The Division requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At September 30, 2006, the Bank had a net worth of 11.0% of total assets.

     The table below sets forth the Bank's capital position relative to its FDIC capital requirements at September 30, 2006. The definitions of the terms used in the table are those provided in the capital regulations issued by the FDIC, and the Bank has not been notified by the FDIC of any higher capital requirements specifically applicable to it.

                                                At September 30, 2006
                                            ----------------------------
                                                     Percent of Adjusted
                                            Amount      Total Assets (1)
                                            ------   -------------------
                                              (Dollars in thousands)

Tier 1 (leverage) capital (2).............  $63,222         11.5%
Tier 1 (leverage) capital requirement.....   22,017          4.0
                                            -------         ----
Excess....................................  $41,205          7.5%
                                            =======         ====

Tier 1 risk adjusted capital..............  $63,222         14.6%
Tier 1 risk adjusted capital requirement..   17,314          4.0
                                            -------         ----
Excess....................................  $45,908         10.6%
                                            =======         ====

Total risk-based capital..................  $67,344         15.6%
Total risk-based capital requirement......   34,627          8.0
                                            -------         ----
Excess....................................  $32,717          7.6%
                                            =======         ====
------------------
(1) For the Tier 1 (leverage) capital and Washington regulatory capital calculations, percent of total average assets of $550.4 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $432.8 million.
(2) As a Washington-chartered savings bank, the Bank is subject to the capital requirements of the FDIC and the Division. The FDIC requires state-chartered savings banks, including the Bank, to have a minimum leverage ratio of Tier 1 capital to total assets of at least 3%, provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating any significant growth, are required to maintain a ratio of 1% to 2% above the stated minimum, with an absolute total capital to risk-weighted assets of at least 8%. The Bank has not been notified by the FDIC of any leverage capital requirement specifically applicable to it.

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

Environmental Issues Associated With Real Estate Lending

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), a federal statute, generally imposes strict liability on all prior and present "owners and operators" of hazardous waste sites. However, the U.S. Congress created a safe harbor provision to protect secured creditors by providing that the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this "secured creditor exemption" has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.

     To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Federal Reserve System

     The Federal Reserve Board requires under Regulation D that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. As of September 30, 2006, the Bank's deposit with the Federal Reserve and vault cash exceeded its Regulation D reserve requirements.

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

Dividends

     Dividends from the Bank constitute the major source of funds for dividends which may be paid by the Company. The amount of dividends payable by the Bank to the Company depends upon the Bank's earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Washington law, the Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (i) the amount required for liquidation accounts or (ii) the net worth requirements, if any, imposed by the Director of the Division. In addition, dividends on the Bank's capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of the Bank, without the approval of the Director of the Division.

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

Privacy Standards

     The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA"), which was enacted in 1999, modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. The Bank is subject to FDIC regulations implementing the privacy protection provisions of the GLBA. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.

Anti-Money Laundering and Customer Identification

     Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") on October 26, 2001 in response to the terrorist events of September 11, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. In March 2006, Congress re-enacted certain expiring provisions of the USA Patriot Act.

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

The Bank Holding Company Act

     Under the Bank Holding Company Act, the Company is supervised by the Federal Reserve. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, the Federal Reserve provides that bank holding companies should serve as a source of strength to its subsidiary banks by being prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both.

    The Company is required to file quarterly and periodic reports with the Federal Reserve and provide additional information as the Federal Reserve may require. The Federal Reserve may examine the Company, and any of its subsidiaries, and charge the Company for the cost of the examination.

     The Company and any subsidiaries that it may control are considered "affiliates" within the meaning of the Federal Reserve Act, and transactions between our bank subsidiary and affiliates are subject to numerous restrictions. With some exceptions, the Company and its subsidiaries, are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by the Company, or its affiliates.

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

     The Company's total risk based capital must equal 8% of risk-weighted assets and one half of the 8%, or 4%, must consist of Tier 1 (core) capital. As of September 30, 2006, the Company's total risk based capital was 17.5% of risk-weighted assets and its risk based capital of Tier 1 (core) capital was 16.6% of risk-weighted assets.

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

     The provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." These rules required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank had previously recorded deferred taxes equal to the bad debt recapture and as such the new rules had no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction is determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Bank is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders. As of September 30, 2005, the Bank has recaptured all federal tax bad debt reserves that had been accumulated since October 1, 1988.

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

Personnel

     As of September 30, 2006, the Bank had 236 full-time employees and 28 part-time employees. The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees is good.

Executive Officers of the Registrant

     The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

                 Executive Officers of the Company and Bank

                     Age at                      Position
                   September -------------------------------------------------
Name               30, 2006        Company                     Bank
-----------------  --------- ----------------------     ----------------------

Clarence E. Hamre     72     Chairman of the Board      Chairman of the Board

Michael R. Sand       52     President and Chief        President and Chief
                              Executive Officer          Executive Officer

                    (table continued on following page)

                     Age at                      Position
                   September -------------------------------------------------
Name               30, 2006        Company                     Bank
-----------------  --------- ----------------------     ----------------------

Dean J. Brydon        39     Executive Vice President,  Executive Vice
                              Chief Financial Officer    President, Chief
                              and Secretary              Financial Officer and
                                                         Secretary

Robert A. Drugge      55     Executive Vice President   Executive Vice
                                                         President and
                                                         Business Banking
                                                         Division Manager

Roger A. Johansen     56     Executive Vice President   Executive Vice
                                                         President and Chief
                                                         Lending Officer

John P. Norawong      41     Executive Vice President   Executive Vice
                                                         President and
                                                         Community Banking
                                                         Division  Manager

Marci A. Basich       37     Senior Vice President and  Senior Vice President
                             Treasurer                   and Treasurer

Kathie M. Bailey      55     Senior Vice President      Senior Vice President
                                                         and Chief Operations
                                                         Officer

Michael J. Rasmusson  60     Senior Vice President      Senior Vice President


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

     Robert A. Drugge has been affiliated with the Bank since April 2006 and has served as Executive Vice President and Business Banking Manager since September 2006. Prior to joining Timberland, Mr. Drugge was employed at Bank of America as an executive officer and most recently served as Senior Vice President. Mr. Drugge began his banking career at Seafirst in 1974, which was acquired by Bank America Corp. and became known as Bank of America.

     Roger A. Johansen has been affiliated with the Bank since 2000 and has served as Executive Vice President and Chief Lending Officer since September 2006. Prior to being appointed Chief Lending Officer, Mr. Johansen had served as the Bank's Business Banking Manager.

     John P. Norawong has been affiliated with the Bank since July 2006 and has served as Executive Vice President and Community Banking Division Manager since September 2006. Prior to joining Timberland, Mr. Norawong served as Senior Vice President and Commercial Bank Manager at United Commercial Bank from February 2006 to July 2006, and as Vice President and Senior Vice President at Key Bank from 1999 through 2006.

     Marci A. Basich has been affiliated with the Bank since 1999 and has served as Treasurer of the Company and the Bank since January 2002. Ms. Basich is a Certified Public Accountant.

     Kathie M. Bailey has been affiliated with the Bank since 1984 and has served as Senior Vice President and Chief Operations Officer since 2003.

     Michael J. Rasmusson has been affiliated with the Bank since 2001 and has served as Senior Vice President since 2003. Prior to his current position as the administrative supervisor of the Bank's data processing and loan servicing departments, Mr. Rasmusson was the Bank's Chief Credit Administrator.

Item 1A.  Risk Factors
----------------------

     We assume and manage a certain degree of risk in order to conduct our business strategy. In addition to the risk factors described below, other risks and uncertainties not specifically mentioned, or that are currently known to, or deemed by, management to be immaterial also may materially and adversely affect our financial position, results of operation and/or cash flows. Before making an investment decision, you should carefully consider the risks described below together with all of the other information included in this Form 10-K. If any of the circumstances described in the following risk factors actually occur to a significant degree, the value of our common stock could decline, and you could lose all or part of your investment.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

     Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investment securities and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates. Changes in levels of market interest rates could materially adversely affect our net interest spread, asset quality, origination volume and overall profitability.

     Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate 17 times, from 1.00% to 5.25%, and the most recent interest rate increase was on June 29, 2006. While these short-term market interest rates have increased the pricing of our loans, it has been partially offset by the rise in our funding costs. In a sustained rising interest rate environment the asset yields may not match rising funding costs, which may negatively impact interest margins. A sustained falling interest rate environment would negatively impact margins.

     We manage our assets and liabilities in order to achieve long-term profitability while limiting our exposure to the fluctuation of interest rates. We anticipate periodic imbalances in the interest rate sensitivity of our assets and liabilities and the relationship of various interest rates to each other. At any reporting period, we may have earning assets which are more sensitive to changes in interest rates than interest-bearing liabilities, or vice versa. The fluctuation of market interest rates can materially affect our net interest spread, interest margin, loan originations, deposit volumes and overall profitability. In addition, we may have valuation risk in measuring our interest rate risk position. The valuation risk is attributable to calculation methods (modeling risks) and assumptions used in the model, including loan prepayments and forward interest rates.

     For further information on our interest rate risks, see the discussion included in "Item 7A. Quantitative and Qualitative Disclosure About Market Risk" of this Form 10-K.

Our loan portfolio includes increased risk due to changes in category composition of the portfolio. The percentage of loans secured by first mortgages on one-to four-family residential properties has decreased as the portfolio has shifted into higher-yielding loan categories that typically involve a higher degree of risk.

     From September 30, 2002, through September 30, 2006, our total loans have grown by 31.7%. During this period the percentage of one- to four-family loans in the loan portfolio has decreased to 20.1% from 31.3%. Our commercial real estate loans, construction and land development loans, multi-family loans, land loans, commercial business loans, and consumer loans accounted for approximately 79.9% of our total loan portfolio as of September 30, 2006. We consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties, and therefore, may cause higher future loan losses. Accordingly, as a result of the inherent risks associated with these types of loans, and the unseasoned nature of a portion these loans, it may become necessary to increase the level of our provision for loan losses. An increase in our provision for loan losses would reduce our profits.

     For further information concerning the risks associated with multi-family, and commercial real estate loans, construction loans, and consumer loans, see "Item 1. Business - Lending Activities."

We may be required to maintain a higher capital ratio because of our level of commercial real estate loans.

     The FDIC, along with the Federal Reserve and the Office of the Comptroller of the Currency, has recently promulgated proposed regulations governing financial institutions with concentrations in commercial real estate lending. The proposed regulations provide that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or
(ii) total reported loans secured by multi-family and non-farm residential properties and loans for construction, land development, and other land represent 300% or more of total capital. If a concentration is present, management must employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and increasing capital requirements. Based on the Bank's projected commercial real estate lending levels, we may be subject to these regulations should they become effective.

We have increased our construction lending which presents greater risk than one- to four-family and consumer lending.

     Construction lending is generally considered to involve a higher level of risk as compared to single-family residential or consumer lending, as a result of the concentration of principal in a limited number of loans and borrowers, and the effects of general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences. Construction loans on land under development or held for future construction also poses additional risk because of the lack of income being produced by the property and the potential illiquid nature of the security.

Our commercial business lending activities involves greater risk than other types of lending.

     Our commercial business lending has increased since 2003 and we intend to continue to offer commercial business loans to small and medium sized businesses. Our ability to originate commercial business loans is determined by the demand for these loans and our ability to attract and retain qualified commercial lending personnel. Because payments on commercial business loans generally depend on the successful operation of the business involved, repayment of commercial business loans may be subject to a greater extent to adverse conditions in the economy than other types of lending. Although commercial business loans often have equipment, inventory, accounts receivable or other business assets as collateral, the sale of the collateral in the event the borrower does not repay the loan is often not sufficient to repay the loan because the collateral may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Consequently, there can be no assurance that we will continue to be successful in these efforts.

Our funding sources may prove insufficient to replace deposits and support our future growth.

     We rely on customer deposits and advances from the FHLB of Seattle and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, no assurance can be given that we would be able to replace such funds in the future if our financial condition or the financial condition of the FHLB of Seattle or market conditions were to change. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our profitability would be adversely affected.

     Although we consider such sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. There can be no assurance additional borrowings, if sought, would be available to us or, if available, would be on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, our growth and future prospects could be adversely affected.

If our allowance for loan losses is not sufficient to cover future loan losses, our earnings could decrease.

     We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review several factors including our loan loss and delinquency experience, underwriting practices, and economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover future losses in the loan portfolio, resulting in the need for greater additions to our allowance. Material additions to the allowance could materially decrease our net income. Our allowance for loan losses was 0.96% of total loans and 5,152.50% of non-performing loans at September 30, 2006.

     In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.

Our profitability depends significantly on economic conditions in the State of Washington.

     Our success depends primarily on the general economic conditions of the State of Washington and the specific local markets in which we operate. Adverse economic conditions unique to the Washington markets could have a material adverse effect on our financial condition and results of operations. Further, a significant decline in general economic conditions, caused by inflation, recession, unemployment, changes in securities markets or other factors could impact our state and local markets and, in turn, also have a material adverse effect on our financial condition and results of operations. Of particular concern are the rising real estate values, which may prove unsustainable in our current rising interest rate environment and may lead to higher loan losses since the majority of our loans are secured by real estate located within Washington. Similarly, if Washington were to experience significant declines in real estate values, this decline may inhibit our ability to recover on defaulted loans by selling the underlying real estate.

Competition with other financial institutions could adversely affect our profitability.

    The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. Consolidation among financial service providers has resulted in fewer very large national and regional banking and financial institutions holding a large accumulation of assets. These institutions generally have significantly greater resources, a wider geographic presence or greater accessibility. Our competitors sometimes are also able to offer more services, more favorable pricing or greater customer convenience than we do. In addition, our competition has grown from new banks and other financial services providers that target our existing or potential customers. As consolidation continues among large banks, we expect additional institutions to try to exploit our market.

     Technological developments have allowed competitors including some non-depository institutions, to compete more effectively in local markets and have expanded the range of financial products, services and capital available to our target customers. If we are unable to implement, maintain and use such technologies effectively, we may not be able to offer products or achieve the cost-efficiencies necessary to compete in our industry. In addition, some of these competitors have fewer regulatory constraints and lower cost structures.

The loss of key members of our senior management team could adversely affect our business.

     We believe that our success depends largely on the efforts and abilities of our senior management. Their experience and industry contacts significantly benefit us. The competition for qualified personnel in the financial services industry is intense, and the loss of any of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business.

We are subject to extensive government regulation and supervision.

     We are subject to extensive federal and state regulation and supervision, primarily through the Bank and certain non-bank subsidiaries. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. For further information, see "Item 1. Business - REGULATION OF THE COMPANY."

We rely heavily on the proper functioning of our technology.

     We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

    We rely on third-party service providers for much of our communications, information, operating and financial control systems technology. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality, as found in our existing systems, without the need to expend substantial resources, if at all. Any of these circumstances could have an adverse effect on our business.

Terrorist activities could cause reductions in investor confidence and substantial volatility in real estate and securities markets.

     It is impossible to predict the extent to which terrorist activities may occur in the United States or other regions, or their effect on a particular security issue. It is also uncertain what effects any past or future terrorist activities and/or any consequent actions on the part of the United States government and others will have on the United States and world financial markets, local, regional and national economics, and real estate markets across the United States. Among other things, reduced investor confidence could result in substantial volatility in securities markets, a decline in general economic conditions and real estate related investments and an increase in loan defaults. Such unexpected losses and events could materially affect our results of operations.

We rely on dividends from subsidiaries for most of our revenue.

     The Company is a separate and distinct legal entity from its subsidiaries. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the Company. Also, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. In the event the Bank is unable to pay dividends to the Company, we may not be able to service our debt, pay obligations or pay dividends on our common stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock and our ability to attract additional deposits.

     In connection with the enactment of the Sarbanes-Oxley Act of 2002 and the implementation of the rules and regulations promulgated by the SEC, we document and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. This requires us to prepare an annual management report on our internal control over financial reporting, including among other matters, management's assessment of the effectiveness of internal control over financial reporting and an attestation report by our independent auditors addressing these assessments. If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential shareholders and depositors could lose confidence in our internal controls and financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock and our ability to attract additional deposits.

Changes in accounting standards may affect our performance.

     Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time there are changes in the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we report and record our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements.

Item 1B.  Unresolved Staff Comments
-----------------------------------

     Not applicable.

Item 2.  Properties
-------------------

     At September 30, 2006 the Bank operated 21 full service facilities and one loan production office. The following table sets forth certain information regarding the Bank's offices, all of which are owned, except for the Tacoma office, the Gig Harbor office, the Lacey office at 1751 Circle Lane SE, the Centralia loan production office, and the Data Center office at 504 8th Street, which are leased.

                                              Approximate       Deposits at
Location                       Year Opened  Square Footage  September 30, 2006
---------------------------    -----------  --------------  ------------------
                                                              (In thousands)

Main Office:

624 Simpson Avenue                1966           7,700            $79,482
Hoquiam, Washington 98550

Branch Offices:

300 N. Boone Street               1974           3,400             30,678
Aberdeen, Washington 98520

201 Main Street South(1)(2)       2004           3,200             37,439
Montesano, Washington 98563

361 Damon Road                    1977           2,100             22,331
Ocean Shores, Washington 98569

2418 Meridian East                1980           2,400             38,551
Edgewood, Washington 98371

202 Auburn Way South              1994           4,200             17,853
Auburn, Washington 98002

12814 Meridian East (South Hill)  1996           4,200             25,638
Puyallup, Washington 98373

1201 Marvin Road, N.E.            1997           4,400             12,454
Lacey, Washington 98516

101 Yelm Avenue W.                1999           1,800             12,637
Yelm, Washington 98597

20464 Viking Way NW               1999           3,400              7,236
Poulsbo, Washington  98370

2419 224th Street E.              1999           3,900             18,588
Spanaway, Washington 98387

801 Trosper Road SW               2001           3,300             16,523
Tumwater, Washington 98512

                        (table continued on following page)

                                              Approximate       Deposits at
Location                       Year Opened  Square Footage  September 30, 2006
---------------------------    -----------  --------------  ------------------
                                                              (In thousands)

7805 South Hosmer Street          2001           5,000              9,552
Tacoma, Washington 98408

2401Bucklin Hill Road             2003           4,000              9,735
Silverdale, Washington 98383

423 Washington Street SE          2003           3,000             13,993
Olympia, Washington 98501

3105 Judson St                    2004           2,700              7,289
Gig Harbor, Washington 98335

117 N. Broadway(1)                2004           3,700              9,219
Aberdeen, Washington 98520

313 West Waldrip(1)               2004           5,900             21,415
Elma, Washington 98541

1751 Circle Lane SE(1)            2004             900             10,117
Lacey, Washington 98503

101 2nd Street                    2004           1,800             17,404
Toledo, Washington 98591

209 NE 1st Street(1)              2004           3,400             12,927
Winlock, Washington 98586

Loan Production Office:

1641 Kresky Avenue, Suite 2       2006             800
Centralia, Washington 98531

Data Centers:

422 6th Street                    1990           2,700
Hoquiam, Washington 98550

504 8th Street                    2003           5,400
Hoquiam, Washington 98550

Loan Center:

120 Lincoln Street                2003           5,000
Hoquiam, Washington 98550

                        (table continued on following page)

                                              Approximate       Deposits at
Location                       Year Opened  Square Footage  September 30, 2006
---------------------------    -----------  --------------  ------------------
                                                              (In thousands)
Other Properties:

305 8th Street(1)(3)
Hoquiam, Washington 98550         2004           4,100

314 Main Street South(2)
Montesano, Washington 98563       1975           2,800

-------------------
(1) Acquired from Venture Bank on October 9, 2004.
(2) Office at 314 Main Street South, Montesano, Washington was consolidated into the office at 201 Main Street South, Montesano, Washington on November 15, 2004.
(3) Office at 305 8th Street, Hoquiam, Washington was consolidated into the office at 624 Simpson Avenue, Hoquiam, Washington on November 15, 2004.

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

     At September 30, 2006 the Bank operated 22 proprietary ATMs that are part of a nationwide cash exchange network.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2006.

                                   PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
---------------------------------------------------------------------------
and Issuer Purchases of Equity Securities
-----------------------------------------

     The Company's common stock is traded on the Nasdaq National Market under the symbol "TSBK". As of November 30, 2006, there were 3,725,311 shares of common stock issued and approximately 639 shareholders of record, excluding persons or entities who hold stock in nominee or "street name" accounts with brokers. The following table sets forth the market price range of the Company's common stock for the years ended September 30, 2006 and 2005. This information was provided by the Nasdaq Stock Market.

                               High       Low       Dividends
                              ------     ------     ---------
Fiscal 2006
-----------
First Quarter...............  $23.96     $23.04       $0.16
Second Quarter..............   28.20      23.25        0.16
Third Quarter...............   31.60      28.00        0.16
Fourth Quarter..............   39.03      31.22        0.18

Fiscal 2005
-----------
First Quarter...............  $25.00     $22.85       $0.15
Second Quarter..............   24.00      21.85        0.15
Third Quarter...............   23.47      22.02        0.15
Fourth Quarter..............   23.80      22.30        0.16

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

Stock Repurchases

     The Company has had various buy-back programs since January 1998. On April 7, 2005, the Company announced a plan to repurchase 187,955 shares of the Company's common stock. This marked the Company's 13th stock repurchase plan. As of September 30, 2006, the Company has repurchased 136,450 of these shares at an average price of $31.85 per share. Cumulatively, the Company has repurchased 3,475,721 shares at an average price of $15.97 per share. This represents 52.6% of the 6,612,500 shares that were issued when the Company went public in January 1998.

     The following table sets forth the Company's repurchases of its outstanding Common Stock during the fourth quarter of the year ended September 30, 2006.

                                                                 Maximum
                                               Total Number     Number (or
                                                 of Shares     Approximate
                                               Purchased as    Dollar Value)
                           Total                  Part of     of Shares that
                         Number of    Average     Publicly      May Yet Be
                          Shares     Price Paid   Announced     Purchased
       Period            Purchased    per Share     Plans     Under the Plans
-----------------------  ---------   ----------  -----------  ---------------

July 1, 2006 - July 31,
 2006..................       --       $   --           --        101,905

August 1, 2006 - August
 31, 2006..............   31,000        38.87       31,000         70,905

September 1, 2006 -
 September 30, 2006....   19,400        38.66       19,400         51,505
                          ------       ------       ------

Total..................   50,400       $38.79       50,400
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

                                               At September 30,
                               ----------------------------------------------
                                2006      2005      2004      2003      2002
                               ------    ------    ------    ------    ------
                                                (In thousands)
SELECTED FINANCIAL CONDITION
 DATA:

Total assets................ $577,087  $552,765  $460,419  $449,633  $431,054
Loans receivable and loans
 held for sale, net.........  424,645   388,109   344,594   322,236   322,528
Investment securities
 available-for-sale.........   63,805    65,860    41,560    36,933    23,694
Mortgage-backed securities
 held to maturity...........       75       104       174       279        --
Mortgage-backed securities
 available-for-sale.........   17,603    23,735    18,329    17,098    17,888
FHLB Stock..................    5,705     5,705     5,682     5,454     5,139
Cash and due from financial
 institutions, interest-
 bearing deposits in banks
 and fed funds sold.........   22,889    28,718    19,833    38,098    36,073
Deposits....................  431,061   411,665   319,570   307,672   292,316
FHLB advances...............   62,761    62,353    65,421    61,605    61,759
Shareholders' equity........   79,365    74,642    72,817    77,611    74,396


                                           Year Ended September 30,
                               ----------------------------------------------
                                2006      2005      2004      2003      2002
                               ------    ------    ------    ------    ------
                                   (In thousands, except per share data)
SELECTED OPERATING DATA:

Interest and dividend
 income.....................  $35,452   $30,936   $26,571   $27,345   $29,975
Interest expense............   10,814     8,609     7,325     8,946    10,890
                              -------   -------   -------   -------   -------
Net interest income.........   24,638    22,327    19,246    18,399    19,085
Provision for loan losses...       --       141       167       347       992
                              -------   -------   -------   -------   -------
Net interest income after
 provision for loan losses..   24,638    22,186    19,079    18,052    18,093
Noninterest income..........    6,244     6,073     4,576     6,385     4,946
Noninterest expense.........   18,896    18,536    15,575    14,832    12,716
Income before income taxes..   11,986     9,723     8,080     9,605    10,323
Federal income taxes........    3,829     3,105     2,492     2,966     3,432
                              -------   -------   -------   -------   -------
Net income..................  $ 8,157   $ 6,618   $ 5,588   $ 6,639   $ 6,891
                              =======   =======   =======   =======   =======

Earnings per common share:
  Basic.....................  $  2.32   $  1.90   $  1.54   $  1.74   $  1.76
  Diluted...................  $  2.24   $  1.82   $  1.46   $  1.66   $  1.71
Dividends per share.........  $  0.66   $  0.61   $  0.57   $  0.50   $  0.45
Dividend payout ratio.......    28.45%    32.11%    37.01%    28.74%    25.57%

                                                 At September 30,
                                  -------------------------------------------
                                   2006     2005     2004      2003     2002
                                  ------   ------   ------    ------   ------
OTHER DATA:
Number of real estate loans
 outstanding..................    3,005    3,022     2,857     2,824    2,911
Deposit accounts..............   51,392   51,496    40,348    39,313   36,896
Full-service offices..........       21       21        16        15       13

                                    At or For the Year Ended September 30,
                                  -------------------------------------------
                                   2006     2005     2004      2003     2002
                                  ------   ------   ------    ------   ------
KEY FINANCIAL RATIOS:

Performance Ratios:
 Return on average assets (1).     1.47%    1.23%     1.24%     1.52%    1.73%
 Return on average equity (2).    10.59     9.08      7.52      8.67     9.42
 Interest rate spread (3).....     4.49     4.30      4.30      4.02     4.27
 Net interest margin (4)......     4.91     4.60      4.67      4.52     4.96
 Average interest-earning
  assets to average interest-
  bearing liabilities.........   119.20   116.56    120.68    122.74   125.73
 Noninterest expense as a
  percent of average total
  assets......................     3.41     3.44      3.46      3.39     3.19
 Efficiency ratio (5).........    61.19    65.27     65.38     59.85    52.91
 Book value per share (6).....   $21.12   $19.85    $18.76    $18.25   $17.14
 Book value per share (7).....    22.44    21.30     20.28     19.77    18.69
 Tangible book value per
  share (6)(8)................    19.22    17.86     18.76     18.25    17.14
 Tangible book value per
  share (7)(8)................    20.41    19.16     20.28     19.77    18.69

Asset Quality Ratios:
 Nonaccrual and 90 days or more
  past due loans as a percent
  of total loans receivable,
  net.........................     0.02%    0.75%     0.41%     1.19%    1.15%
 Nonperforming assets as a
  percent of total assets.....     0.02     0.62      0.40      1.15     1.03
 Allowance for loan losses as
  a percent of total loans
  receivable, net (9).........     0.96     1.05      1.14      1.19     1.11
 Allowance for losses as a
  percent of nonperforming
  loans....................... 5,152.50   140.09    276.77     99.90    97.03
 Net charge-offs (recoveries)
  to average outstanding
  loans.......................   (0.01)     0.01      0.02      0.03     0.13
Capital Ratios:
 Total equity-to-assets
  ratio.......................   13.75     13.50     15.82     17.26    17.26
 Tangible equity-to-assets
  ratio.......................   12.51     12.15     15.82     17.26    17.26
 Average equity to average
  assets (10).................   13.90     13.53     16.52     17.49    18.37

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

Critical Accounting Policies

    The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America ("GAAP") in the preparation of the Company's Consolidated Financial Statements. The Company has identified two policies, that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements. These policies relate to the methodology for the determination of the allowance for loan losses and the valuation of mortgage servicing rights ("MSRs"). These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussion and Analysis contained herein and in the notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K. In particular, Note 1 of the Notes to Consolidated Financial Statements, "Summary of Significant Accounting Policies," generally describes the Company's accounting policies. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the Company's Consolidated Financial Statements to these critical policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.

    Allowance for Loan Losses. The allowance for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the portfolio. The allowance is based upon management's comprehensive analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The detailed analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The appropriate allowance for loan loss level is estimated based upon factors and trends identified by management at the time the consolidated financial statements are prepared.

    Mortgage Servicing Rights. Mortgage servicing rights are capitalized when acquired through the origination of loans that are subsequently sold with servicing rights retained and are amortized to servicing income on loans sold in proportion to and over the period of estimated net servicing income. The value of MSRs at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans.

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

New Accounting Pronouncements

    For a discussion of new accounting pronouncements and their impact on the Company, see Note 1 of the Notes to the Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

Operating Strategy

    The Company is a holding company which operates primarily through its subsidiary, the Bank. The Bank is a community-oriented bank which has traditionally offered a wide variety of savings products to its retail customers while concentrating its lending activities on real estate loans. The primary elements of the Bank's operating strategy include:

    Emphasize Residential Mortgage Lending and Residential Construction Lending. The Bank has historically attempted to establish itself as a niche lender in its primary market areas by focusing a part of its lending activities on the origination of loans secured by one- to four-family residential dwellings, including an emphasis on loans for the construction of residential dwellings. In an effort to meet the credit needs of borrowers in its primary areas, the Bank actively originates one- to four-family mortgage loans that do not qualify for sale in the secondary market under FHLMC guidelines. The Bank has also been an active participant in the secondary market, originating residential loans for sale to the FHLMC on a servicing retained basis. The Bank occasionally retains fixed-rate one- to four-family mortgage loans in its portfolio for yield and asset-liability management purposes.

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

    Limit Exposure to Interest Rate Risk. In recent years, a majority of the loans that the Bank has retained in its portfolio generally have periodic interest rate adjustment features or have b en relatively short-term in nature. Loans originated for portfolio retention primarily have included ARM loans and short-term construction loans. Longer term fixed-rate mortgage loans have generally been originated for sale in the secondary market. Management believes that the interest rate sensitivity of these adjustable-rate and short-term loans more closely match the interest rate sensitivity of the Bank's funding sources than other longer duration assets with fixed-interest rates.

    Emphasize the Origination of Commercial Real Estate and Commercial Business Loans. The Bank established a business banking division in 1998 for the purpose of increasing the Bank's origination of commercial real estate and commercial business loans. Originally, three lenders were hired to staff the division. Currently, a Division Manager and seven lenders are active in the origination of commercial real estate and commercial business loans.

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

    The Bank has adopted a strategy that is designed to substantially match the interest rate sensitivity of assets relative to its liabilities. The primary elements of this strategy involve originating ARM loans for its portfolio, maintaining residential construction loans as a portion of total net loans receivable because of their generally shorter terms and higher yields than other one- to four-family residential mortgage loans, matching asset and liability maturities, investing in short-term securities, originating fixed-rate loans for retention or sale in the secondary market, and retaining the related mortgage servicing rights.

    Sharp increases or decreases in interest rates may adversely affect the Bank's earnings. Management of the Bank monitors the Bank's interest rate sensitivity through the use of a model provided for the Bank by FIMAC Solutions, LLC ("FIMAC"), a company that specializes in providing the financial services industry interest risk rate risk and balances sheet management services. Based on a rate shock analysis prepared by FIMAC, an immediate increase in interest rates of 200 basis points would increase the Bank's projected net interest income by approximately 0.4%, primarily because a larger portion of the Bank's interest rate sensitive assets than interest rate sensitive liabilities would reprice within a one year period. Similarly, an immediate 200 basis point decrease in interest rates would negatively affect net interest income by approximately 5.4%, as repricing would have the opposite effect. See "Quantitative Aspects of Market Risk" below for additional information. Management has sought to sustain the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Bank actively originates adjustable-rate loans for retention in its loan portfolio. Fixed-rate mortgage loans with maturities greater than seven years generally are originated for the immediate or future resale in the secondary mortgage market. At September 30, 2006, adjustable-rate mortgage loans and adjustable-rate mortgage-backed securities constituted $302.8 million or 67.6%, of the Bank's total combined mortgage loan and mortgage-backed securities portfolio. Although the Bank has sought to originate ARM loans, the ability to originate such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer fixed-rate loans.

    Consumer loans and construction and land development loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Bank's exposure to fluctuations in interest rates. At September 30, 2006, the construction and land development, and consumer loan portfolios amounted to $146.9 million and $48.6 million, or 29.9% and 9.9% of total loans receivable (including loans held for sale), respectively.

    Quantitative Aspects of Market Risk. The model provided for the Bank by FIMAC estimates the changes in net portfolio value ("NPV") and net interest income in response to a range of assumed changes in market interest rates.
The model first estimates the level of the Bank's NPV (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment. In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates. The model then recalculates the Bank's NPV under different interest rate scenarios. The change in NPV under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk. The following table is provided by FIMAC based on data at September 30, 2006.

                      Net Interest Income            Current Market Value
 Projected     ------------------------------  ------------------------------
Interest Rate  Estimated  $ Change   % Change  Estimated  $ Change   % Change
  Scenario       Value    from Base  from Base   Value    from Base  from Base
-------------  ---------  ---------  ---------  --------  ---------  ---------
                                  (Dollars in thousands)

    +300        $25,066    $    126     0.50%   $ 84,428  $  (7,397)  (8.06)%
    +200         25,048         108     0.43      86,936     (4,889)  (5.32)
    +100         24,997          57     0.23      89,413     (2,412)  (2.63)
    BASE         24,940          --       --      91,825         --      --
    -100         24,502        (438)   (1.76)     92,811        986    1.07
    -200         23,600      (1,340)   (5.37)     91,984        159    0.17
    -300         22,395      (2,545)  (10.20)     90,569     (1,256)  (1.37)

---------------
(1) Does not include loan fees, which are included in interest income on the financial statements.
(2) Includes BOLI income, which is included in non-interest income on the financial statements.

    Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit decay, and should not be relied upon as indicative of actual results. Furthermore, the computations do not reflect any actions management may undertake in response to changes in interest rates.

    In the event of a 200 basis point decrease in interest rates, the Bank would be expected to experience a 0.2% increase in NPV and a 5.4% decrease in net interest income. In the event of a 200 basis point increase in interest rates, a 5.3% decrease in NPV and a 0.4% increase in net interest income would be expected. Based upon the modeling described above, the Bank's asset and liability structure generally results in decreases in net interest income in a declining interest rate scenario and increases in net interest income in a rising rate scenario. This structure also generally results in decreases in NPV in a rising rate environment and increases in NVP when rates decrease by 200 basis points or less.

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

Comparison of Financial Condition at September 30, 2006 and September 30, 2005

    The Company's total assets increased 4.4% to $577.1 million at September 30, 2006 from $552.8 million at September 30, 2005 primarily attributable to a $36.5 million increase in net loans receivable. This increase was partially offset by an $8.2 million decrease in investment and mortgage-backed securities and a $5.8 million decrease in cash and due from financial institutions, interest bearing deposits in banks and federal funds sold.
This asset growth was primarily funded by a $19.4 million increase in deposits.

    The Company's capital increased by $4.7 million during the year primarily due to retained net income and funds received from stock option exercises.
The Company also continued to manage its capital level through stock repurchases and dividends to shareholders. During the year the Company repurchased 108,600 shares of its stock for $3.7 million and paid $2.5 million in dividends to its shareholders.

    A more detailed explanation of the changes in significant balance sheet categories follows.

    Cash and Due from Financial Institutions, Interest Bearing Deposits in Banks, and Federal Funds Sold: Cash and due from financial institutions, interest bearing deposits in banks and federal funds sold decreased to $22.9 million at September 30, 2006 from $28.7 million at September 30, 2005 as a portion of the funds held in these liquid accounts were used to fund loan growth.

    Investments and Mortgage-backed Securities and FHLB Stock: Investments and mortgage-backed securities (including FHLB stock) decreased by $8.2 million to $87.2 million at September 30, 2006 from $95.4 million at September 30, 2005, as a portion of these funds were used to fund loan growth. For additional details on investments and mortgage-backed securities see, "Item 1, Business - Investment Activities" and Note 3 of the Notes to the Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

    Loans Receivable and Loans Held for Sale, Net of Allowance for Loan
Losses: Net loans receivable, including loans held for sale, increased by $36.5 million to $424.6 million at September 30, 2006 from $388.1 million at September 30, 2005. The increase in the portfolio was primarily a result of $17.9 million increase in construction loans (net of undisbursed portions), a $12.8 million increase in commercial real estate loans, a $6.9 million increase in consumer loans and a $4.6 million increase in land loans. Partially offsetting these increases were decreases of $3.1 million in one- to four-family mortgage loans and $2.5 million in multi-family loans.

    Loan originations totaled $256.3 million for the year ended September 30, 2006 compared to $230.0 million for the year ended September 30, 2005. The Bank sold loans totaling $26.4 million during the year ended September 30, 2006, compared to $26.9 million ($25.4 million in fixed rate one- to four-family mortgage loans and $1.5 million in credit card loans) during the year ended September 30, 2005. For additional information on loans, see "Item 1, Business - Lending Activities" and Note 4 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

    Premises and Equipment: Premises and equipment increased $868,000 to $16.7 million at September 30, 2006 from $15.9 million at September 30, 2005. This increase was primarily attributable to remodeling costs associated with several branch and administrative facilities. For additional information on premises and equipment, see "Item 2, Properties" and Note 6 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

    Other Real Estate Owned: Other real estate owned ("OREO") and other repossessed items decreased $494,000 to $15,000 at September 30, 2006 from $509,000 at September 30, 2005. The balance decreased as several properties were sold during the year. The OREO balance of $15,000 at September 30, 2006 consisted of one land parcel.

For additional information on OREOs, see "Item 1, Business Lending Activities
- Nonperforming Assets" and Note 7 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

    Goodwill and Core Deposit Intangible ("CDI"): The amortized value of goodwill and CDI decreased $328,000 to $7.2 million at September 30, 2006 from $7.5 million at September 30, 2005 due to scheduled amortization of CDI. The Bank recorded goodwill and CDI in connection with the October 2004 acquisition of seven branches and related deposits. For additional information on Goodwill and CDI, see Note 1 and Note 8 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

    Deposits: Deposits increased by $19.4 million to $431.1 million at September 30, 2006 from $411.7 million at September 30, 2005. The $19.4 million deposit increase is comprised of a $28.2 million increase in certificate of deposit accounts and a $6.1 million increase in non-interest bearing accounts. These increases were partially offset by a $6.9 million decrease in money market accounts, a $4.0 million increase in savings accounts, and a $4.0 million decrease in N.O.W. checking accounts. For additional information on deposits, see "Item 1, Business - Deposit Activities and Other Sources of Funds" and Note 9 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

    Federal Home Loan Bank Advances: FHLB advances increased $408,000 to $62.8 million at September 30, 2006 from $62.4 million at September 30, 2005. For additional information on borrowings, see "Item 1, Business - Deposit Activities and Other Sources of Funds - Borrowings" and Notes 10 and 11 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

    Shareholders' Equity: Total shareholders' equity increased by $4.7 million to $79.4 million at September 30, 2006 from $74.6 million at September 30, 2005, primarily as a result of net income of $8.2 million and a $2.5 million increase to additional paid in capital from the exercise of stock options and the vesting associated with the Bank's benefit plans. Also increasing shareholders' equity was a decrease of $535,000 in the equity components related to unearned shares issued to the ESOP and MRDP. Partially offsetting these increases to shareholders' equity were the repurchase of 108,600 shares of the Company's stock for $3.7 million, the payment of $2.5 million in dividends to shareholders, and a $130,000 increase in accumulated other comprehensive loss.

    On April 7, 2005, the Company announced a plan to repurchase up to 5% of the Company's outstanding shares, or 187,955 shares. This represents the Company's 13th stock repurchase plan. As of September 30, 2006, the Company had repurchased 136,450 of these shares at an average price of $31.85. Cumulatively, the Company has repurchased 3,475,721 (52.6%) of the 6,612,500 shares that were issued when the Company went public in January 1998 at an average price of $15.97 per share.

Comparison of Operating Results for the Years Ended September 30, 2006 and
2005

    The Company's net income increased by 23.3% to $8.16 million for the year ended September 30, 2006 from $6.62 million for the year ended September 30, 2005. Diluted earnings per share increased by 23.1% to $2.24 for the year ended September 30, 2006 from $1.82 for the year ended September 30, 2005. The improved results were primarily a result of increased net interest income and increased non-interest income, which were partially offset by higher non-interest expenses.

    The increased net interest income was primarily a result of a larger interest earning asset base, an increased interest rate spread due to the increasing interest rate environment, an increase in prepayment penalties (which are recorded as interest income), and an increase in the level of non-accrual interest collected.

    The increased non-interest income was primarily a result of increased fees from the sale of non-deposit investment products, increased service charges on deposits, and increased ATM fees. These increases were partially offset by a decrease in gains from loan sales.

    Partially offsetting the increased net interest income and non-interest income was an increase in non-interest expenses. The increased expenses were primarily a result of increased salary and benefit expenses due to a larger employee base, annual salary adjustments, and increased health insurance costs.

    A more detailed explanation of the income statement categories is presented below.

    Net Income: Net income for the year ended September 30, 2006 increased by $1.54 million to $8.16 million, or $2.24 per diluted share ($2.32 per basic share) from $6.62 million, or $1.82 per diluted share ($1.90 per basic share) for the year ended September 30, 2005. The $0.42 increase in diluted earnings per share for the year ended September 30, 2006 was primarily the result of a $2.45 million ($1.62 million net of income tax - $0.45 per diluted share) increase in net interest income after provision for loan losses and a $171,000 ($113,000 net of income tax - $0.03 per diluted share) increase in non-interest income. These items were partially offset by a $360,000 ($238,000 net of income tax - $0.06 per diluted share) increase in non-interest expense.

    Net Interest Income: Net interest income increased by $2.31 million to $24.64 million for the year ended September 30, 2006 from $22.33 million for the year ended September 30, 2005, primarily due to a larger interest earning asset base, an increased interest rate spread, a $327,000 increase in prepayment penalties (which are recorded as interest income), and the collection of $162,000 in non-accrual interest. The collection of the prepayment penalties and the non-accrual interest increased the yearly net
interest margin by approximately 10 basis points.   Total interest income
increased $4.51 million to $35.45 million for the year ended September 30, 2006 from $30.94 million for the year ended September 30, 2005 as average total interest earning assets increased by $16.58 million. The yield on interest earning assets increased to 7.06% for the year ended September 30, 2006 from 6.37% for the year ended September 30, 2005. Total interest expense increased by $2.20 million to $10.81 million for the year ended September 30, 2006 from $8.61 million for the year ended September 30, 2005 as average interest bearing liabilities increased by $4.69 million. The average rate paid on interest bearing liabilities increased to 2.57% for the year ended September 30, 2006 from 2.07% for the year ended September 30, 2005. The net interest margin increased to 4.91% for the year ended September 30, 2006 from 4.60% for the year ended September 30, 2005.

    Provision for Loan Losses: The Bank did not make a provision for loan losses during the year ended September 30, 2006 as credit quality factors
improved.  This compares to a provision for loan losses of $141,000.   The
provision for loan losses decreased primarily due to a decrease in the level of loans classified as substandard and an increase in the level of net recoveries. The Bank had a net recovery of $23,000 for the year ended September 30, 2006 compared to a net charge-off of $33,000 for the year ended September 30, 2005. The net charge-offs (recoveries) to average outstanding loans ratio was (0.01%) for the year ended September 30, 2006 and 0.01% for the year ended September 30, 2005.

    The Bank has established a comprehensive methodology for determining the provision for loan losses. On a quarterly basis the Bank performs an analysis taking into consideration pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of individual loans on non-accrual status, and other factors to determine the level of allowance for loan losses needed. The allowance for loan losses increased $23,000 to $4.12 million at September 30, 2006 from $4.10 million at September 30, 2005. Although there was a decrease in loans classified as substandard, the Company decided to maintain the current level of the allowance for loan losses primarily due to a larger loan portfolio, which increased by $36.5 million to $424.6 million at September 30, 2006, from $388.1 million at September 30, 2005.

    Based on the comprehensive methodology, management deemed the allowance for loan losses of $4.12 million at September 30, 2006 (0.96% of loans receivable and 5,152.50% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. While the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Bank's financial condition and results of operations. For additional information, see "Item 1, Business - Lending Activities - Allowance for Loan Losses."

    Non-interest Income: Total non-interest income increased by $171,000 to $6.24 million for the year ended September 30, 2006 from $6.07 million for the year ended September 30, 2005, primarily due to a $217,000 increase in fees from the sale of non-deposit investment products, a $159,000 increase in service charges on deposits, and a $155,000 increase in ATM transaction fees. These increases were partially offset by a $342,000 decrease in gains from loan sales. Income from loan sales was larger in the period a year ago in part due to the sale of the Bank's credit card portfolio in December 2004, which resulted in a gain of $264,000.

    Non-interest Expense:   Total non-interest expense increased by $360,000
to $18.90 million for the year ended September 30, 2006 from $18.54 million for the year ended September 30, 2005. Non-interest expense was higher in the current year primarily due to a $548,000 increase in salary and benefit expense and a $196,000 increase in premises and equipment expense. The increased salary and benefit expenses were primarily attributable to a larger employee base, annual salary adjustments, and increased health insurance costs. The increased premises and equipment expenses were primarily due to increased building and equipment maintenance costs. These increases were partially offset by a $182,000 decrease in real estate operation expenses (due to gains from the sale of OREO properties) and a $109,000 decrease in advertising expenses. The Company's efficiency ratio improved to 61.19% for the year ended September 30, 2006 from 65.27% for the year ended September 30, 2005.

    Provision for Income Taxes: The provision for income taxes increased $724,000 to $3.83 million for the year ended September 30, 2006 from $3.11 million for the year ended September 30, 2005 primarily as a result of increased income before taxes. The Company's effective tax rate was 31.95% for the year ended September 30, 2006 and 31.93% for the year ended September 30, 2005.

Comparison of Operating Results for the Years Ended September 30, 2005 and September 30, 2004

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

    Partially offsetting the increased net interest income and non-interest income was increased non-interest expenses as the Bank operated with a larger branch network and employee base as a result of the branch acquisition. The Company also incurred approximately $253,000 in compliance costs attributable to Section 404 of the Sarbanes-Oxley Act of 2002 during the year ended September 30, 2005.

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

    The Bank has established a comprehensive methodology for determining the provision for loan losses. On a quarterly basis the Bank performs an analysis taking into consideration pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of individual loans on non-accrual status, and other factors to determine the level of allowance for loan losses needed. The allowance for loan losses increased by $108,000 to $4.10 million at September 30, 2005 from $3.99 million at September 30, 2004. The increased level of the allowance for loan losses was primarily attributable to a larger loan portfolio (loans receivable and loans held for sale), which increased by $43.5 million to $388.1 million at September 30, 2005 from $344.6 million at September 30, 2004. Partially offsetting the increased allowance due to loan portfolio growth, were decreases in the level of loans classified as substandard and changes in the category composition of the loan portfolio. The Bank's $1.5 million credit card portfolio, which historically had the highest charge-off rate, was sold in December 2004.

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

    Non-interest Income: Total non-interest income increased by $1.49 million to $6.07 million for the year ended September 30, 2005 from $4.58 million for the year ended September 30, 2004, primarily as a result of an $895,000 increase in service charges on deposits, a $235,000 increase in ATM transaction fees, a $155,000 increase in income from loan sales (gain on sale of loans and servicing income on loans sold) and an $81,000 distribution from one of the Bank's ATM network associations. The increased service charges on deposits and the increased ATM transaction fees were primarily a result of the increased transaction account base acquired through the branch acquisition in October 2004. The increased income from loan sales was primarily attributable to $264,000 gain from the sale of the Bank's credit card portfolio. The increased income from the credit card portfolio is partially offset by a $109,000 decrease in income from the sale and servicing income on fixed rate
one- to four-family mortgages.    The ATM network association distribution was
cash consideration paid to network association members in connection with the association's merger.

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

                                                      Year Ended September 30,
                     ---------------------------------------------------------------------------------------
                                 2006                          2005                          2004
                     ---------------------------   ---------------------------   ---------------------------
                               Interest                      Interest                      Interest
                     Average     and      Yield/   Average     and      Yield/   Average      and     Yield/
                     Balance   Dividends   Cost    Balance   Dividends   Cost    Balance   Dividends   Cost
                     -------   ---------  ------   -------   ---------  ------   -------   ---------  ------
                                                      (Dollars in thousands)

Interest-earning
 assets:
Loans receivable
 (1)(2).............. $399,811   $31,397    7.85%   $378,113   $ 27,514   7.28%   $338,752   $24,501   7.23%
Mortgage-backed and
 investment
 securities (3)......   55,373     2,152    3.89      54,541      1,962   3.60      22,376       934   4.17
FHLB stock and equity
 securities (3)......   36,882     1,436    3.89      37,904      1,093   2.88      39,183     1,021   2.61
Federal funds sold...    8,414       389    4.62      11,653        282   2.42         577         8   1.39
Interest-bearing
 deposits............    1,714        78    4.55       3,405         85   2.50      10,970       107   0.98
                      --------   -------            --------    -------           --------   -------
Total interest-earning
 assets..............  502,194    35,452    7.06     485,616     30,936   6.37     411,858    26,571   6.45
Non-interest-earning
 assets..............   52,037                        52,786                        37,845
                      --------                      --------                      --------
Total assets......... $554,231                      $538,402                      $449,703
                      ========                      ========                      ========
Interest-bearing
 liabilities:
Savings accounts..... $ 62,255       442    0.71%   $ 61,798        438   0.71%   $ 48,243       342   0.71%
Money market
 accounts............   43,204       711    1.65      50,337        626   1.24      38,558       439   1.14
NOW accounts.........   91,507       684    0.75      95,471        657   0.69      70,195       544   0.77
Certificates of
 deposit.............  168,578     6,068    3.60     148,483      3,701   2.53     126,521     2,843   2.25
Short-term
 borrowings(4).......    4,664       218    4.67       5,875        236   4.02         633        12   1.90
Long-term
 borrowings (5)......   51,109     2,691    5.27      54,662      2,951   5.40      57,145     3,145   5.50
                      --------   -------            --------    -------           --------   -------
Total interest
 bearing liabilities.  421,317    10,814    2.57     416,626      8,609   2.07     341,295     7,325   2.15
Non-interest bearing
 liabilities.........   55,870                        48,916                        34,115
                      --------                      --------                      --------
Total liabilities....  477,187                       465,542                       375,410
Shareholders' equity.   77,044                        72,860                        74,293
                      --------                      --------                      --------
Total liabilities
 and shareholders'
 equity.............. $554,231                      $538,402                      $449,703
                      ========                      ========                      ========
Net interest income..            $24,638                        $22,327                      $19,246
                                 =======                        =======                      =======
Interest rate spread.                       4.49%                         4.30%                        4.30%
                                          ======                        ======                       ======

Net interest
 margin (6)..........                       4.91%                         4.60%                        4.67%
                                          ======                        ======                       ======
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities.........                     119.20%                       116.56%                      120.68%
                                          ======                        ======                       ======

_________________

(1) Does not include interest on loans 90 days or more past due. Includes loans originated for sale. Amortized net deferred loan fees, late fees, extension fees and prepayment penalties (2006, $2,137; 2005, $2,146; and 2004, $1,718) included with interest and dividends.

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

                          Year Ended September 30,    Year Ended September 30,
                          2006 Compared to Year       2005 Compared to Year
                         Ended September 30, 2005    Ended September 30, 2004
                            Increase (Decrease)        Increase (Decrease)
                                 Due to                      Due to
                        -------------------------   --------------------------
                                            Net                         Net
                         Rate    Volume    Change    Rate    Volume    Change
                        ------   ------    ------   ------   ------    ------
                                           (In thousands)
Interest-earning assets:
 Loans receivable (1)...$2,252   $1,631    $3,883    $ 150  $ 2,863    $3,013
 Investments and
  mortgage-backed
  securities............   161       29       190     (145)   1,173     1,028
 FHLB stock and equity
  securities............   373      (30)      343      106      (34)       72
 Federal funds sold.....   202      (95)      107        1      273       274
 Interest-bearing
  deposits..............    48      (55)       (7)      87     (109)      (22)
 Total net change in
  income on interest-
  earning assets........ 3,036    1,480     4,516      199    4,166     4,365

Interest-bearing
 liabilities:
 Savings accounts.......     1        3         4       --       96        96
 NOW accounts...........    55      (28)       27      (66)     179       113
 Money market
  accounts..............   182      (97)       85       35      152       187
 Certificate accounts... 1,964      403     2,367      219      639       858
 Short-term borrowings..    69      (87)      (18)      27      197       224
 Long-term borrowings...   (72)    (188)     (260)     (59)    (135)     (194)
                        ------   ------    ------    -----  -------    ------
 Total net change in
  expense on interest-
  bearing liabilities... 2,199        6     2,205      156    1,128     1,284
                        ------   ------    ------    -----  -------    ------
 Net change in net
  interest income.......$  837   $1,474    $2,311    $  43  $ 3,038    $3,081
                        ======   ======    ======    =====  =======    ======
-------------
(1) Excludes interest on loans 90 days or more past due. Includes loans originated for sale.

Liquidity and Capital Resources

    The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments on loans, the sale of loans, maturing securities and FHLB advances. While the maturity and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

    The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2006, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 12.43%. At September 30, 2006, the Bank maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount equal to 30% of total assets, limited by available collateral, under which $62.8 million was outstanding. The Bank also maintained a $10 million overnight borrowing line with Pacific Coast Banker's Bank. At September 30, 2006, the Bank did not have an outstanding balance on this borrowing line.

    Liquidity management is both a short and long-term responsibility of the Bank's management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, and (iv) yields available on interest-bearing deposits. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, Pacific Coast Banker's Bank and collateral for repurchase agreements.

    The Bank's primary investing activity is the origination of mortgage loans, which includes construction and land development loans. During the years ended September 30, 2006, 2005, and 2004, the Bank originated $215.8 million, $190.3 million, and $172.4 million of mortgage loans, respectively. At September 30, 2006, the Bank had loan commitments totaling $39.2 million and undisbursed loans in process totaling $59.3 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2006 totaled $153.9 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

    The Bank's liquidity is also affected by the volume of loans sold and loan principal payments. During the years ended September 30, 2006, 2005, and 2004, the Bank sold $26.4 million, $25.4 million, and $35.7 million in fixed rate, one- to four-family mortgage loans. The Bank also sold $1.5 million in credit card loans during the year ended September 30, 2005. During the years ended September 30, 2006, 2005 and 2004, the Bank received $177.0 million, $160.8 million, and $133.9 million in principal repayments.

    The Bank's liquidity has been impacted by increases in deposit levels. During the years ended September 30, 2006, 2005 and 2004, deposits increased by $19.4 million, $92.1 million, and $11.9 million. On October 9, 2004, the Bank acquired $86.3 million in deposits by acquiring seven branches.

    Investment and mortgage-backed securities and interest bearing deposits decreased to $89.5 million at September 30, 2006 from $98.4 million at September 30, 2005.

    Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At September 30, 2006, the Bank was in compliance with all applicable capital requirements. For additional details see Note 20 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data" and "Item 1, Business - Regulation of the Bank - Capital Requirements."

    Contractual obligations. The following table presents, as of September 30, 2006, the Company's significant fixed and determinable contractual obligations, within the categories described below, by payment date or contractual maturity. These contractual obligations, except for the operating lease obligations are included in the Consolidated Balance Sheet. The payment amounts represent those amounts contractually due at September 30, 2006.

                                            Payments due by period
                            --------------------------------------------------
                                               After        After
                                              1 year       3 years
                                     Within   through      through    After
Contractual obligations      Total   1 year   3 years      5 years   5 years
                           -------  --------- ---------   ---------  ---------
                                          (In thousands)
Short-term debt
 obligations.............. $29,947   $29,947   $    --     $    --    $    --
Long-term debt
 obligations..............  33,761     9,064    19,697          --      5,000
Operating lease
 obligations..............      16         5        11          --         --
                           -------  --------- ---------   ---------  ---------
 Total contractual
  obligations............. $63,724   $39,016   $19,708     $    --    $ 5,000
                           =======  ========= =========   =========  =========

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

    Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2006. Management's assessment of the effectiveness of the Company's internal control over financial reporting has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

  Report of Independent Registered Public Accounting Firm on Internal Control
                           Over Financial Reporting



                      [McGladrey & Pullen Letterhead]


    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Timberland Bancorp, Inc.
Hoquiam, Washington


We have audited management's assessment, included in the accompanying Internal Control Assessment, that Timberland Bancorp, Inc. and Subsidiary maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Timberland Bancorp, Inc. and Subsidiary's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that:
(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Timberland Bancorp, Inc. and Subsidiary maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Timberland Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Timberland Bancorp, Inc. and Subsidiary and our report dated December 5, 2006 expressed an unqualified opinion.


/s/McGladrey & Pullen LLP

Seattle, Washington
December 5, 2006

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARY

                    Index to Consolidated Financial Statements

                                                                      Page
                                                                      ----

Report of Independent Registered Public Accounting Firm.............    66
Consolidated Balance Sheets as of September 30, 2006 and 2005.......    67
Consolidated Statements of Income For the Years Ended
  September 30, 2006, 2005, and 2004................................    68
Consolidated Statements of Shareholders' Equity For the
  Years Ended September 30, 2006, 2005 and 2004.....................    69
Consolidated Statements of Cash Flows For the Years Ended
  September 30, 2006, 2005 and 2004.................................    70
Consolidated Statements of Comprehensive Income For the
  Years Ended September 30, 2006, 2005 and 2004.....................    72
Notes to Consolidated Financial Statements..........................    73

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Timberland Bancorp, Inc.
Hoquiam, Washington


We have audited the consolidated balance sheets of Timberland Bancorp, Inc. and Subsidiary as of September 30, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, cash flows and comprehensive income for each of the three years in the period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Timberland Bancorp, Inc. and Subsidiary as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Timberland Bancorp, Inc. and Subsidiary's internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 5, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of Timberland Bancorp's internal control over financial reporting and an unqualified opinion on the effectiveness of Timberland Bancorp's internal control over financial reporting.

As discussed in Note 1 to the financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Standards No. 123 (revised 2004), Share-Based Payment in fiscal year 2006.

/s/ McGladrey & Pullen, LLP

Seattle, Washington
December 5, 2006

Consolidated Balance Sheets
------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005
                                                            2006       2005
Assets
  Cash equivalents:
    Cash and due from financial institutions            $ 14,870    $ 20,015
    Interest-bearing deposits in other banks               2,519       2,868
    Federal funds sold                                     5,400       5,635
                                                          22,789      28,518

  Certificate of deposits ("CDs") held for investment        100        200
  Mortgage-backed securities - held to maturity
   (market value $73 and $101)                                75        104
  Investments and mortgage-backed securities -
   available for sale                                     81,408     89,595
  Federal Home Loan Bank ("FHLB") stock (at cost)          5,705      5,705

  Loans receivable, net of allowance for loan losses
   of $4,122 and $4,099                                  422,196    385,754
  Loans held for sale                                      2,449      2,355
                                                         424,645    388,109

  Premises and equipment, net                             16,730     15,862
  Other real estate owned and other repossessed items         15        509
  Accrued interest receivable                              2,806      2,294
  Bank owned life insurance ("BOLI")                      11,951     11,502
  Goodwill                                                 5,650      5,650
  Core deposit intangible ("CDI")                          1,506      1,834
  Mortgage servicing rights                                  932        928
  Other assets                                             2,775      1,955

  Total assets                                          $577,087   $552,765

Liabilities and shareholders' equity

Liabilities
  Deposits:
    Demand, non-interest-bearing                        $ 57,905   $ 51,791
    Interest-bearing                                     373,156    359,874
    Total deposits                                       431,061    411,665

  FHLB advances                                           62,761     62,353
  Other borrowings: repurchase agreements                    947        781
  Other liabilities and accrued expenses                   2,953      3,324

  Total liabilities                                      497,722    478,123

  Commitments and contingencies (See Note 18)                - -        - -

Shareholders' equity
  Preferred stock, $0.01 par value; 50,000,000 shares
   authorized; none issued                                   - -        - -
  Common stock, $0.01 par value; 50,000,000 shares
   authorized;
   2006 - 3,757,676 shares issued and outstanding
   2005 - 3,759,937 shares issued and outstanding             38         38
  Additional paid-in capital                              20,888     22,040
  Unearned shares issued to Employee Stock Ownership
   Plan ("ESOP")                                          (3,305)    (3,833)
  Unearned shares issued to Management Recognition
   and Development Plan ("MRDP")                            (188)       - -
  Retained earnings                                       62,933     57,268
  Accumulated other comprehensive loss                    (1,001)      (871)
  Total shareholders' equity                              79,365     74,642

  Total liabilities and shareholders' equity            $577,087   $552,765
  See notes to consolidated financial statements.

Consolidated Statements of Income
------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2006, 2005 and 2004

                                                  2006       2005       2004
Interest and dividend income
  Loans receivable                              $31,397    $27,514    $24,501
  Investments and mortgage-backed securities      2,152      1,962        934
  Dividends from investments                      1,436      1,093      1,021
  Interest-bearing deposits in banks                467        367        115
  Total interest and dividend income             35,452     30,936     26,571

Interest expense
  Deposits                                        7,905      5,422      4,168
  FHLB advances - short term                      2,691      3,096      3,148
  FHLB advances - long term                         169         60          9
  Other borrowings - repurchase agreements           49         31        - -
  Total interest expense                         10,814      8,609      7,325

  Net interest income                            24,638     22,327     19,246

Provision for loan losses                           - -        141        167

  Net interest income after provision for
   loan losses                                   24,638     22,186     19,079

Non-interest income
  Service charges on deposits                     2,981      2,822      1,927
  ATM transaction fees                            1,026        871        636
  BOLI net earnings                                 449        430        462
  Gain on sale of loans, net                        386        728        642
  Servicing income on loans sold                    425        379        310
  Escrow fees                                       120        141        140
  Fee income from non-deposit investment sales      286         69         28
  Loss on sale of securities available for
   sale, net                                        - -        - -         (6)
  Other                                             571        633        437
  Total non-interest income                       6,244      6,073      4,576

Non-interest expense
  Salaries and employee benefits                 10,744     10,196      8,794
  Premises and equipment                          2,425      2,229      1,879
  Advertising                                       688        797        729
  Other real estate owned expense (income)         (178)         4         (3)
  ATM expenses                                      428        465        396
  Postage and courier                               486        529        343
  Amortization of CDI                               328        367        - -
  State and local taxes                             564        436        343
  Professional fees                                 793        714        541
  Other                                           2,618      2,799      2,553
  Total non-interest expense                     18,896     18,536     15,575

  Income before federal income taxes             11,986      9,723      8,080

Federal income taxes                              3,829      3,105      2,492

  Net income                                    $ 8,157    $ 6,618    $ 5,588

Earnings per common share
  Basic                                         $  2.32    $  1.90    $  1.54
  Diluted                                          2.24       1.82       1.46
See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2006, 2005 and 2004

                                                                                           Accumulated
                                                                                           Other
                                                           Unearned   Unearned             Compre-
                                               Additional  Shares     Shares               hensive
                                Common Stock   Paid-in     Issued to  Issued to  Retained  Income
                              Shares    Amount Capital     ESOP       MRDP       Earnings  (Loss)    Total
Balance, September 30,
 2003                        4,251,680   $ 43  $ 33,775   ($4,891)    ($1,182)   $49,699    $ 167   $77,611

Net income                         - -    - -       - -       - -         - -      5,588      - -     5,588
Repurchase of common stock    (482,016)    (5)  (11,074)      - -         - -        - -      - -   (11,079)
Exercise of stock options      112,406      1     1,747       - -         - -        - -      - -     1,748
Cash dividends
  ($.57 per share)                 - -    - -       - -       - -         - -     (2,320)     - -    (2,320)
Earned ESOP shares                        - -       283       529         - -        - -      - -       812
Earned MRDP shares                        - -       136       - -         645        - -      - -       781
Change in fair value of
  securities available for
  sale, net of tax                 - -    - -       - -       - -         - -        - -     (324)     (324)

  Balance,
  September 30, 2004         3,882,070     39    24,867    (4,362)       (537)    52,967     (157)   72,817

Net income                         - -    - -       - -       - -         - -      6,618      - -     6,618
Repurchase of common stock    (174,434)    (2)   (4,062)      - -         - -        - -      - -    (4,064)
Exercise of stock options       52,301      1       813       - -         - -        - -      - -       814
Cash dividends ($.61 per
  share)                           - -    - -       - -       - -         - -     (2,317)     - -    (2,317)
Earned ESOP shares                        - -       293       529         - -        - -      - -       822
Earned MRDP shares                        - -       129       - -         537        - -      - -       666
Change in fair value of
  securities available for
  sale, net of tax                 - -    - -       - -       - -         - -        - -     (714)     (714)

  Balance,
  September 30, 2005         3,759,937   $ 38   $22,04    ($3,833)       $- -    $57,268    ($871)  $74,642

Net income                         - -    - -      - -        - -         - -      8,157      - -     8,157
Issuance of MRDP shares          6,000    - -      195        - -        (195)       - -      - -       - -
Repurchase of common stock    (108,600)    (1)  (3,700)       - -         - -        - -      - -    (3,701)
Exercise of stock options      100,339      1    1,827        - -         - -        - -      - -     1,828
Cash dividends ($.66 per
  share)                           - -    - -      - -        - -         - -     (2,492)     - -    (2,492)
Earned ESOP shares                        - -      480        528         - -        - -      - -     1,008
Earned MRDP shares                        - -       (4)       - -           7        - -      - -         3
Stock option compensation
  exp.                             - -    - -       50        - -         - -        - -      - -        50
Change in fair value of
  securities available for
  sale, net of tax                 - -    - -      - -        - -         - -        - -     (130)     (130)

  Balance,
  September 30, 2006         3,757,676   $ 38  $20,888    ($3,305)      ($188)   $62,933  ($1,001)  $79,365

See notes to consolidated financial statements.

                                                   69

Consolidated Statements of Cash Flows
------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2006, 2005 and 2004

                                                2006        2005       2004
Cash flows from operating activities
  Net income                                 $  8,157    $  6,618    $  5,588
  Non-cash revenues, expenses, gains and
   losses included in net income:
    Depreciation                                  998         933         812
    Deferred federal income taxes                 226          64          69
    Amortization of core deposit intangible       328         367         - -
    Earned ESOP shares                            528         529         529
    Earned MRDP shares                              7         537         645
    Stock option compensation expense              50         - -         - -
    Stock option tax effect less excess tax
     benefit                                      113         186         386
    FHLB stock dividends                          - -         (23)       (228)
    Gain on sale of other real estate
     owned, net                                  (158)         (5)        (81)
    Loss on sale of securities available
     for sale                                     - -         - -           6
    Gain on sale of loans                        (386)       (728)       (642)
    (Gain) loss on sale of premises and
     equipment                                    (37)         13         - -
    Provision for loan and other real estate
     owned losses                                 - -         161         206
    Loans originated for sale                 (26,153)    (26,528)    (35,350)
    Proceeds from loans held for sale          26,445      25,247      36,383
    Proceeds from credit card portfolio sale      - -         264         - -
    BOLI net earnings                            (449)       (430)       (462)
  Net change in accrued interest receivable
   and other assets, and other liabilities
   and accrued expenses                        (1,906)        397        (357)
  Net cash provided by operating activities     7,663       7,602       7,504

Cash flows from investing activities
  Net (increase) decrease in CD's held for
   investment                                     100          (1)        - -
  Activity in securities held to maturity:
    Maturities and prepayments                     27          62        105
  Activity in securities available for sale:
    Sales                                         - -         - -      1,600
    Maturities and prepayments                  7,960       8,140     10,006
    Purchases                                     - -     (38,977)   (17,965)
  Increase in loans receivable, net           (36,398)    (42,272)   (23,453)
  Additions to premises and equipment          (1,924)       (837)    (1,296)
  Purchase of branches, net of cash and cash
   equivalents                                    - -      76,630        - -
  Proceeds from sale of other real estate
   owned                                          680         549      1,138
  Proceeds from the disposition of premises
   and equipment                                   95           6        - -
  Net cash provided (used) by investing
   activities                                 (29,460)      3,300    (29,865)

(continued)
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
------------------------------------------------------------------------------
(concluded)  (Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2006, 2005 and 2004

                                               2006        2005       2004

Cash flows from financing activities
  Increase in deposits                      $ 19,396     $ 5,600    $ 11,898
  Net decrease in FHLB advances - long term  (20,592)       (583)     (6,669)
  Net increase (decrease) in FHLB
   advances - short term                      21,000      (2,485)     10,485
  Net increase in repurchase agreements          166         781         - -
  Proceeds from exercise of stock options      1,221         628       1,362
  ESOP tax effect                                480         293         283
  MRDP tax effect                                 (4)        129         136
  Stock option excess tax benefit                494         - -         - -
  Repurchase of common stock                  (3,701)     (4,064)    (11,079)
  Payment of dividends                        (2,492)     (2,317)     (2,320)
  Net cash provided (used) by financing
   activities                                 15,968      (2,018)      4,096

  Net increase (decrease) in cash
   equivalents                                (5,729)      8,884     (18,265)

Cash equivalents
  Beginning of year                           28,518      19,634      37,899

  End of year                               $ 22,789     $28,518    $ 19,634


Supplemental disclosures of cash flow
  information
  Income taxes paid                         $  3,755     $ 2,370    $  2,095
  Interest paid                               10,496       8,362       7,107

Supplemental disclosures of non-cash
  investing and financing activities
  Market value adjustment of securities
   held for sale, net of tax                   ($130)     ($ 714)     ($ 324)
  Loans transferred to other real estate
   owned                                          28         625         344
  Financed sale of other real estate owned       - -         - -         169
  Shares issued to MRDP                          195         - -         - -

Supplemental disclosures of branch purchase
  Premium paid for deposits                   $  - -    ($ 7,848)     $  - -
  Fair value of assets acquired                  - -      (2,064)        - -
  Deposits assumed                               - -      86,495         - -
  Other liabilities assumed                      - -          47         - -

  Net cash provided by branch purchase        $  - -     $76,630      $  - -


See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2006, 2005 and 2004


                                                2006        2005        2004
Comprehensive income
  Net income                                  $8,157      $ 6,618      $5,588
  Change in fair value of
   securities available for sale, net of tax    (130)        (714)       (324)

  Total comprehensive income                  $8,027      $ 5,904      $5,264



See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Timberland Bancorp, Inc. ("Company"); its wholly owned subsidiary, Timberland Bank ("Bank"); and the Bank's wholly owned subsidiary, Timberland Service Corp. All significant intercompany transactions and balances have been eliminated.

Nature of Operations

The Company is a bank holding company which operates primarily through its subsidiary, the Bank. The Bank was established in 1915 and, through its 21 branches located in Grays Harbor, Pierce, Thurston, Kitsap, King and Lewis counties in Washington State, attracts deposits from the general public, and uses those funds, along with other borrowings, to provide residential real estate, construction and land development, commercial real estate, consumer and commercial business loans to borrowers in western Washington, and to invest in investment securities and mortgage-backed securities.

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

Certain prior year amounts have been reclassified to conform to the 2006 presentation with no change to net income or shareholders' equity previously reported.

Segment Reporting

The Company has one reportable operating segment which is defined as community banking in western Washington under the operating name Timberland Bank.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies (continued)

Investments and Mortgage-Backed Securities - Available for Sale

Debt and equity securities that may be sold in response to changes in market interest rates, prepayment rates, need for liquidity, and changes in the availability of and the yield of alternative investments, are considered securities available for sale, and are reported at fair value. Unrealized gains and losses are excluded from earnings, and are reported as a separate component of shareholders' equity, net of the related deferred tax effect, entitled "Accumulated other comprehensive income (loss)." Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings. Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity.

Investments and Mortgage-Backed Securities - Held to Maturity

Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method.

Declines in the fair value of individual securities held to maturity and available for sale below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. Management evaluates individual securities for other than temporary impairment on a quarterly basis based on the securities' current credit quality, interest rates, term to maturity and management's intent and ability to hold the securities until the net book value is recovered. Any other than temporary declines in fair value are recognized in the statement of income as realized losses.

Federal Home Loan Bank Stock

The Company, as a member of the Federal Home Loan Bank of Seattle ("FHLB"), is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. The recorded amount of FHLB stock equals its fair value because the shares can only be redeemed by the FHLB at the $100 per share par value.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are stated in the aggregate at the lower of cost or estimated market value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains or losses on sales of loans are recognized at the time of sale. The gain or loss is the difference between the net sales proceeds and the recorded value of the loans, including any remaining unamortized deferred loan origination fees.

Loans Receivable

Loans are stated at the amount of unpaid principal, reduced by the undisbursed portion of construction loans in process, deferred loan origination fees and an allowance for loan losses.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies (continued)

Allowance for Loan Losses

The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management's comprehensive analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The detailed analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are deemed impaired. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the recorded value of that loan. The general component covers non-classified loans and classified loans that are not evaluated individually for impairment and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The appropriateness of the allowance for losses on loans is estimated based upon these factors and trends identified by management at the time financial statements are prepared.

In accordance with Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, an amendment of SFAS No. 114, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Smaller balance homogenous loans, such as residential mortgage loans and consumer loans, may be collectively evaluated for potential loss. When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when, as an alternative, the current fair value of the collateral, reduced by costs to sell, is used. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest and net deferred loan origination fees or costs), an impairment is recognized by creating or adjusting an allocation of the allowance for loan losses. Uncollected accrued interest is reversed against interest income. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.

A provision for loan losses is charged against income and is added to the allowance for loan losses based on quarterly comprehensive analyses of the loan portfolio. The allowance for loan losses is allocated to certain loan categories based on the relative risk characteristics, asset classifications and actual loss experience of the loan portfolio. While management has allocated the allowance for loan losses to various loan portfolio segments, the allowance is general in nature and is available for the loan portfolio in its entirety.

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

Interest on Loans and Loan Fees

Interest on loans is accrued daily based on the principal amount outstanding. Allowances are established for uncollected interest on loans for which the interest is determined to be uncollectible. Generally, all loans past due (based on contractual terms) 90 days or more are placed on non-accrual status and internally classified as substandard. Any interest income accrued at that time is reversed. Subsequent collections are applied proportionately to past due principal and interest, unless collectibility of principal is in doubt, in which case all payments are applied to principal. Loans are removed from non-accrual status only when the loan is deemed current, and the collectibility of principal and interest is no longer doubtful, or on one- to four-family loans, when the loan is less than 90 days delinquent.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies (continued)

Interest on Loans and Loan Fees (concluded)

The Bank charges fees for originating loans. These fees, net of certain loan origination costs, are deferred and amortized to income, on the level-yield basis, over the loan term. If the loan is repaid prior to maturity, the remaining unamortized deferred loan origination fee is recognized in income at the time of repayment.

Mortgage Servicing Rights

Mortgage servicing rights are capitalized when acquired through the origination of loans that are subsequently sold with the servicing rights retained and are amortized to servicing income on loans sold in proportion to and over the period of estimated net servicing income. The value of mortgage servicing rights at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans. The estimated fair value is periodically evaluated for impairment by comparing actual cash flows and estimated future cash flows from the servicing assets to those estimated at the time servicing assets were originated. Fair values are estimated using discounted cash flows based on current market rates of interest. For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Company stratifies its capitalized mortgage servicing rights based on product type, interest rate and term of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceed their fair value.

Goodwill

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is analyzed, at least annually, for impairment. An annual review is performed at the end of the third quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. If the fair value exceeds the recorded value, goodwill is not considered impaired and no additional analysis is necessary. As of September 30, 2006, there have been no events or changes in the circumstances that would indicate a potential impairment.

Core Deposit Intangible

The core deposit intangible ("CDI") is amortized to non-interest expense using an accelerated method over a ten-year period.

Premises and Equipment

Premises and equipment are recorded at cost. Depreciation is computed on the straight-line method over the following estimated useful lives: buildings and improvements - up to 40 years; furniture and equipment - three to seven years; and automobiles - five years. The cost of maintenance and repairs is charged to expense as incurred. Gains and losses on dispositions are reflected in earnings.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies (continued)

Other Real Estate Owned and Other Repossessed Items

Other real estate owned and other repossessed items consist of properties or assets acquired through or in lieu of foreclosure, and are recorded initially at the lower of cost or fair value of the properties less estimated costs of disposal. Costs relating to development and improvement of the properties or assets are capitalized while costs relating to holding the properties or assets are expensed.

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

Employee Stock Ownership Plan

The Bank sponsors a leveraged Employee Stock Ownership Plan ("ESOP"). The ESOP is accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plan. Accordingly, the debt of the ESOP is recorded as other borrowed funds of the Bank, and the shares pledged as collateral are reported as unearned shares issued to the employee stock ownership trust on the consolidated balance sheets. The debt of the ESOP is with the Company and is thereby eliminated in the consolidated financial statements. As shares are released from collateral, compensation expense is recorded equal to the average market price of the shares for the period, and the shares become available for earnings per share calculations.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies (continued)

Cash Equivalents and Cash Flows

The Company considers amounts included in the balance sheets' captions "Cash and due from financial institutions", "Interest-bearing deposits in other banks" and "Federal funds sold" to be cash equivalents. Cash flows from loans, deposits, FHLB advances - short term, FHLB advances - long term, and other borrowings - repurchase agreements are reported net.

Advertising

Costs for advertising and marketing are expensed as incurred.

Stock-Based Compensation

Prior to October 1, 2005, the Company accounted for stock-based compensation expense using the intrinsic value method as required by Accounting Principals Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. No compensation expense for stock options was reflected in net income for the fiscal years ended September 30, 2005 and 2004, as all stock options granted had an exercise price equal to the market price of the underlying common stock at the date of the grant.

On October 1, 2005, the Company adopted SFAS No. 123(R) which requires measurement of the compensation cost for all stock-based awards based on the grant-date fair value and recognition of compensation cost over the service period of stock-based awards. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation methodology previously utilized for options in footnote disclosure required under SFAS No. 123. The Company has adopted SFAS No. 123(R) using the modified prospective method, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition, for both new and existing stock-based awards.

As a result of adopting SFAS No. 123(R) on October 1, 2005, the Company's income before federal income taxes and net income were reduced by $50,000 and $33,000, respectively, and basic and diluted earnings per share for the fiscal year ended September 30, 2006 were each reduced by $0.01.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies (continued)

As required under SFAS No. 123(R), the reported net income and earnings per share for the fiscal years ended September 30, 2005 and 2004 have been presented below to reflect the impact had the Company been required to recognize compensation cost based on the fair value at the grant date for stock options. The pro forma amounts are as follows (dollars in thousands, except per share amounts)
                                                            2005       2004

Net income, as reported                                    $6,618     $5,588
Less total stock-based compensation expense determined
  under fair value method for all qualifying awards, net
  of tax                                                      256        172

  Pro forma net income                                     $6,362     $5,416

Earnings Per Share
  Basic:
    As reported                                            $ 1.90     $ 1.54
    Pro forma                                                1.83       1.49
  Diluted:
    As reported                                              1.82       1.46
    Pro forma                                                1.76       1.41

The Company's stock compensation plans are described more fully in Note 16.

Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued under the Company's stock option plans and Management Recognition and Development Plan ("MRDP").

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements.
This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is assessing the impact of adoption of SFAS 157 on the Company's consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108"), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, providing guidance on quantifying financial statement misstatement and implementation (e.g., restatement or cumulative effect to assets, liabilities and retained earnings) when first applying this guidance. SAB 108 is effective for the Company for all financial statements issued after November 15, 2006 and is not expected to have a material effect on the Company's consolidated financial statements.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies (concluded)

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of FIN 48 on October 1, 2007 and is currently evaluating the guidance contained in FIN 48 to determine the effect adoption of the guidance will have on the Company's consolidated financial statements.

In March 2006, FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. SFAS No. 156 amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits servicers to subsequently measure each separate class of servicing assets and servicing liabilities at fair value rather than at the lower of cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the recorded value and fair value at the date of adoption to be recognized as a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. The Company will adopt SFAS No. 156 beginning in the first quarter of 2007. The Company is currently assessing the impact of adopting SFAS No. 156 but does not expect the standard to have a material impact on the Company's consolidated financial statements.

In May 2005, FASB issued SFAS No. 154, Accounting Changes for Error Corrections. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transaction requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in the fiscal years ending after December 15, 2005. The Company adopted SFAS No. 154 in 2006 and it did not have a material effect on the Company's consolidated financial statements.


Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances on hand or on deposit with the Federal Reserve Bank, based on a percentage of transaction account deposits. During the year ended September 30, 2006, the Bank obtained approval from the Federal Reserve Board to internally reclassify a portion of certain transaction accounts as savings accounts which allowed the Bank to reduce its reserve requirement. The amount of the reserve requirement balance for the years ended September 30, 2006 and 2005 was approximately $517,000 and $10.2 million, respectively.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

Note 3 - Investments and Mortgage-Backed Securities

Investments and mortgage-backed securities have been classified according to management's intent (in thousands):


                                              Gross       Gross
                                 Amortized    Unrealized  Unrealized   Fair
                                 Cost         Gains       Losses       Value
September 30, 2006

Held to Maturity
  Mortgage-backed securities      $    75      $- -         ($2)      $    73

Available for Sale
  Mortgage-backed securities      $17,989      $ 14       ($400)      $17,603
  Mutual funds                     32,938       - -        (851)       32,087
  U.S. agency securities           31,997       - -        (279)       31,718

  Total                           $82,924      $ 14     ($1,530)      $81,408


September 30, 2005

Held to Maturity
  Mortgage-backed securities      $   104      $- -         ($3)      $   101

Available for Sale
  Mortgage-backed securities      $23,990      $ 78       ($333)      $23,735
  Mutual funds                     32,939       - -        (774)       32,165
  U.S. agency securities           33,986       - -        (291)       33,695

  Total                           $90,915      $ 78     ($1,398)      $89,595


(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

Note 3 - Investments and Mortgage-Backed Securities (concluded)

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of September 30, 2006 are as follows (in thousands):


                                    Less Than 12 Months      12 Months or Longer     Total
                                    Fair     Unrealized      Fair     Unrealized     Fair     Unrealized
Description of Securities           Value    Losses          Value    Losses         Value    Losses

Mutual funds                        $ - -      $ - -        $32,087     ($851)      $32,087     ($851)
Mortgage-backed securities            181         (1)        16,107      (399)       16,288      (400)
U.S. agency securities                - -        - -         31,718      (279)       31,718      (279)

Total                                $181        ($1)       $79,912   ($1,529)      $80,093   ($1,530)



The Company has evaluated these securities and has determined that the decline in their value is temporary and is not related to any company or industry specific event. The unrealized losses are generally due to increases in the market interest rate environment. The fair value the mortgage-backed securities and the U.S. agency securities is expected to recover at the securities approach their maturity date and/or as market interest rates change. The fair value of the mutual funds is expected to recover when interest rates stabilize or begin to decline and the yield curve regains a steeper slope. The Company has the ability and intent to hold the investments until the market value recovers.

Mortgage-backed and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral, retail repurchase agreements and other non-profit organization deposits totaled $49,513,000 and $56,516,000 at September 30, 2006 and 2005, respectively.

The contractual maturities of debt securities at September 30, 2006 are as follows (in thousands). Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

                                  Held to Maturity    Available for Sale
                                  ----------------    ------------------
                                 Amortized    Fair    Amortized     Fair
                                 Cost         Value   Cost          Value

Due within one year                $- -        $- -    $ 5,998     $ 5,964
Due after one year to five years    - -         - -     24,519      24,307
Due after five to ten years         - -         - -      2,127       2,096
Due after ten years                  75          73     17,342      16,954
Mutual funds                        - -         - -     32,938      32,087

   Total                           $ 75        $ 73    $82,924     $81,408

There were no gross realized gains or gross realized losses on sales of securities available for sale for the years ended September 30, 2006 and 2005. For the year ended September 30, 2004 gross realized losses totaled $6,000 and there were no gross realized gains on sales of securities available for sale.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

Note 4 - Loans Receivable and Loans Held for Sale

Loans receivable and loans held for sale consisted of the following at September 30 (in thousands):

                                                           2006       2005

Mortgage loans:
  One- to four-family                                    $ 96,260   $ 99,408
  Multi-family                                             17,689     20,170
  Commercial                                              137,609    124,849
  Construction and land development                       146,855    112,470
  Land                                                     29,598     24,981
  Total mortgage loans                                    428,011    381,878

Consumer loans:
  Home equity and second mortgage                          37,435     32,298
  Other                                                    11,127      9,330
  Total consumer loans                                     48,562     41,628

Commercial business loans                                  11,803     12,013

  Total loans receivable                                  488,376    435,519

Less:
  Undisbursed portion of construction loans in process     59,260     42,771
  Deferred loan origination fees                            2,798      2,895
  Allowance for loan losses                                 4,122      4,099
                                                           66,180     49,765

  Loans receivable, net                                   422,196    385,754

Loans held for sale (one- to four-family)                   2,449      2,355

  Total loans receivable and loans held for sale         $424,645   $388,109

Certain related parties of the Bank, principally Bank directors and officers, were loan customers of the Bank in the ordinary course of business during the years ended September 30, 2006 and 2005. Activity in related party loans during the years ended September 30 is as follows (in thousands):

                                                            2006       2005

Balance, beginning of year                                 $1,395     $1,467
New loans                                                   1,495          1
Repayments                                                   (268)       (73)

  Balance, end of year                                     $2,622     $1,395

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

Note 4 - Loans Receivable and Loans Held for Sale (concluded)

At September 30, 2006 and 2005, the Bank had non-accruing loans totaling approximately $80,000 and $2,926,000, respectively. At September 30, 2006 and 2005, no loans were 90 days or more past due and still accruing interest. Interest income recognized on a cash basis on non-accrual loans for the years ended September 30, 2006, 2005 and 2004 was $384,000 $189,000 and $43,000,
respectively. The average investment in non-accrual loans for the years ended September 30, 2006 and 2005 was $1,938,000 and $2,681,000, respectively.

An analysis of the allowance for loan losses for the years ended September 30 follows (in thousands):

                                                2006        2005       2004

Balance, beginning of year                     $4,099      $3,991     $3,891
Provision for loan losses                         - -         141        167

Loans charged off                                  (2)        (50)       (86)
Recoveries                                         25          17         19
  Net charge-offs                                 (23)        (33)       (67)

  Balance, end of year                         $4,122      $4,099     $3,991

Following is a summary of information related to impaired loans at September 30 (in thousands):

                                                             2006       2005

Impaired loans without a valuation allowance                 $ 80     $2,601
Impaired loans with a valuation allowance                     - -        325

                                                             $ 80     $2,926

Valuation allowance related to impaired loans                $- -     $   49


Note 5 - Loan Servicing

Loans serviced for the Federal Home Loan Mortgage Corporation and others are not included on the consolidated balance sheets. The principal amounts of those loans at September 30, 2006, 2005 and 2004 were $156,187,000,
$155,864,000 and $165,206,000, respectively.

Following is an analysis of the changes in mortgage servicing rights for the years ended September 30 (in thousands):

                                                2006        2005        2004

Balance, at beginning of year                   $ 928       $ 930     $1,017
Additions                                         241         200        273
Amortization                                     (237)       (202)      (360)

  Balance, end of year                          $ 932       $ 928      $ 930


(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

Note 5 - Loan Servicing (concluded)

At September 30, 2006, 2005 and 2004 the fair value of mortgage servicing rights totaled $1,891,000, $1,433,000 and $1,718,000, respectively. The fair values for 2006, 2005, and 2004 were estimated using premium rates of 9.59%, 9.62% and 9.34% and prepayment speed factors of 204, 313 and 250, respectively. There was no valuation allowance at September 30, 2006, 2005 or 2004.


Note 6 - Premises and Equipment

Premises and equipment consisted of the following at September 30 (in thousands):

                                                          2006       2005

Land                                                    $ 3,760    $ 3,760
Buildings and improvements                               13,169     12,508
Furniture and equipment                                   5,506      5,175
Property held for future expansion                          299        293
Construction and purchases in progress                      890        426
                                                         23,624     22,162
Less accumulated depreciation                             6,894      6,300

  Total premises and equipment                          $16,730    $15,862

The Bank leases premises under operating leases. Rental expense of leased premises was $207,000, $199,000, and $171,000 for September 30, 2006, 2005
and 2004, respectively, which is included in premises and equipment expense.

Minimum net rental commitments under noncancellable leases having an original or remaining term of more than one year for future years ending September 30 are as follows (in thousands):

2007                                                                    $223
2008                                                                     218
2009                                                                     159
2010                                                                     150
2011
                                                                         - -

  Total minimum payments required                                       $750

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

Note 7 - Real Estate Owned and Other Repossessed Items

Real estate owned and other repossessed items consisted of the following at September 30 (in thousands):

                                                            2006        2005

Real estate acquired through foreclosure                      $15       $509
Items acquired through repossession                           - -        - -

  Total real estate owned and other repossessed items         $15       $509


Note 8 - Core Deposit Intangibles ("CDI")

During the year ended September 30, 2005, the Company recorded a core deposit intangible of $2,201,000 in connection with the October 2004 acquisition of seven branches and related deposits. Net unamortized core deposit intangible totaled $1,506,000 and $1,834,000 at September 30, 2006 and 2005,
respectively. Amortization expense related to the core deposit intangible for the years ended September 30, 2006 and 2005 was $328,000 and $367,000, respectively.

Amortization expense for the core deposit intangible for future years ending September 30 is estimated to be as follows (in thousands):

    2007                                                    $ 285
    2008                                                      249
    2009                                                      217
    2010                                                      190
    2011                                                      167
    After 2012                                                398

    Total                                                  $1,506

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

Note 9 - Deposits

Deposits consisted of the following at September 30 (in thousands):

                                                            2006        2005

Non-interest-bearing                                     $ 57,905   $ 51,791
NOW checking                                               89,509     93,478
Savings                                                    60,235     64,274
Money market accounts                                      42,378     49,295
Certificates of deposit                                   181,034    152,827

  Total deposits                                         $431,061   $411,665

Certificates of deposit of $100,000 or greater totaled $52,851,000 and $35,209,000 at September 30, 2006 and 2005, respectively.

Scheduled maturities of certificates of deposit for future years ending September 30 are as follows (in thousands):

2007                                                                $153,939
2008                                                                  20,037
2009                                                                   3,978
2010                                                                   2,303
2011                                                                     729
Thereafter                                                                48

  Total                                                             $181,034

Interest expense by account type is as follows for the years ended September 30 (in thousands):

                                                 2006        2005       2004

NOW checking                                   $  684      $  657     $  544
Savings                                           442         438        342
Money market accounts                             711         625        439
Certificates of deposit                         6,068       3,702      2,843

  Total                                        $7,905      $5,422     $4,168

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

Note 10 - Other Borrowings - Repurchase Agreements

Other borrowings at September 30, 2006 and 2005 consisted of overnight repurchase agreements with customers totaling $947,000 and $781,000, respectively.


Information concerning repurchase agreements is summarized as follows at September 30, (dollars in thousands):

                                                         2006           2005

  Average daily balance during the period            $  1,148       $  1,345
  Average daily interest rate during the period          4.27%          2.30%
  Maximum month-end balance during the period        $  1,895       $  2,102
  Weighted average rate at end of period                 5.01%          3.14%

  Securities underlying the agreements at the
   end of period:
    Carrying value                                   $  2,606       $  1,803
    Fair value                                          2,606          1,803

The securities underlying the agreements at September 30, 2006 were under the Company's control in safekeeping at third-party financial institutions.


Note 11 - Federal Home Loan Bank ("FHLB") Advances and Other Borrowing Lines

The Bank has long- and short-term borrowing lines with the FHLB of Seattle with total credit on the lines equal to 30% of the Bank's total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. FHLB advances consisted of the following at September 30 (in thousands):

                                                     2006             2005

Short-term                                        $ 29,000          $  8,000
Long-term                                           33,761            54,353

  Total                                           $ 62,761          $ 62,353

Information concerning short-term FHLB advances is summarized as follows at September 30 (dollars in thousands):

                                                     2006             2005

Average daily balance during the period           $  3,516          $  4,529
Average daily interest rate during the period         4.18%             4.53%
Maximum month-end balance during the period       $ 29,000          $ 98,000
Weighted average rate at end of the period            5.49%             3.79%

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

Note 11 - Federal Home Loan Bank ("FHLB") Advances and Other Borrowing Lines (concluded)

The short-term borrowings as of September 30, 2006 mature at various dates through January 2007 and bear interest at rates ranging from 5.35% to 5.69%. The long-term borrowings mature at various dates through January 2016 and bear interest at rates ranging from 4.16% to 6.18%. Advances totaling $4,761,000 have monthly payments aggregating $5,000 plus interest. Under the Advances, Security and Deposit Agreement, virtually all of the Bank's assets, not otherwise encumbered, are pledged as collateral for advances. Principal reductions due for future years ending September 30 are as follows (in thousands):

2007                                                               $  38,064
2008                                                                  15,069
2009                                                                   4,628
2010                                                                     - -
2011                                                                     - -
Thereafter                                                             5,000

                                                                   $  62,761

In addition, the Bank has a $10,000,000 overnight borrowing line with Pacific Coast Banker's Bank. The borrowing line may be reduced or withdrawn at any time. As of September 30, 2006 and 2005 the Bank did not have any outstanding advances on this borrowing line.


Note 12 - Other Liabilities and Accrued Expenses

Other liabilities and accrued expenses were comprised of the following at September 30 (in thousands):

                                                      2006        2005

Accrued deferred compensation and profit
 sharing plans payable                             $   541     $ 1,077
Accrued interest payable on deposits, FHLB
 advances and other borrowings                       1,026         708
Accounts payable and accrued expenses - other        1,386       1,539

  Total other liabilities and accrued expenses     $ 2,953     $ 3,324


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

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

Note 13 - Federal Income Taxes (continued)

The components of the provision for income taxes at September 30 are as follows (in thousands):

                                                 2006        2005       2004

Current                                        $3,603      $3,041     $2,423
Deferred                                          226          64         69

  Total federal income taxes                   $3,829      $3,105     $2,492


The components of the Company's prepaid federal income taxes and net deferred tax assets included in other assets as of September 30 are as follows (in thousands):


                                                             2006       2005

Prepaid federal income taxes                             $    777   $    259
Net deferred tax assets                                       877      1,054

    Total                                                $  1,654   $  1,313

The components of the Company's deferred tax assets and liabilities at September 30 are as follows (in thousands):

                                                             2006       2005
Deferred Tax Assets
  Accrued interest on loans                                $    1     $   53
  Accrued vacation                                            145        127
  Deferred compensation                                        79         89
  Unearned ESOP shares                                        420        420
  Allowance for loan losses                                 1,454      1,466
  CDI                                                         141         77
  Unearned MRDP shares                                          2        - -
  Net unrealized securities losses                            498        449
  Stock option compensation expense                            12        - -
  Total deferred tax assets                                 2,752      2,681

Deferred Tax Liabilities
  FHLB stock dividends                                        906        906
  Depreciation                                                243        281
  Goodwill                                                    264        132
  Certificate of deposit valuation                             25         19
  Mortgage servicing rights                                   326        289
  Prepaid expenses                                            111        - -
  Total deferred tax liabilities                            1,875      1,627

  Net deferred tax assets                                  $  877     $1,054


(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

Note 13 - Federal Income Taxes (concluded)

The provision for federal income taxes for the years ended September 30 differs from that computed at the statutory corporate tax rate as follows (dollars in thousands):

                             2006                2005              2004
                        Amount   Percent    Amount  Percent   Amount  Percent

Taxes at statutory
 rate                  $4,195      35.0%    $3,403    35.0%   $2,828   35.0%
BOLI income              (157)     (1.3)      (151)   (1.6)     (162)  (2.0)
Other - net              (209)     (1.8)      (147)   (1.5)     (174)  (2.2)

 Federal income taxes  $3,829      31.9%    $3,105    31.9%   $2,492   30.8%


Note 14 - Profit Sharing Plans

The Bank has established a 401(k) profit sharing plan for employees who meet the eligibility requirements set forth in the plan. Eligible employees may contribute up to the maximum established by the Internal Revenue Service. Contributions by the Bank are at the discretion of the board of directors. Bank contributions totaled $558,000, $641,000 and $524,000 for the years ended September 30, 2006, 2005 and 2004, respectively.

In addition, the Bank has an employee bonus plan based primarily on net income. Bonuses accrued for the years ended September 30, 2006, 2005 and 2004 totaled $354,000, $215,000 and $175,000, respectively.


Note 15 - Employee Stock Ownership Plan ("ESOP")

In 1998, the Bank established an ESOP that benefits employees with at least one year of service who are 21 years of age or older. The ESOP may be funded by Bank contributions in cash or stock. Employee vesting occurs over six years. The amount of the annual contribution is discretionary, except that it must be sufficient to enable the ESOP to service its debt. All dividends received by the ESOP are used to pay debt service. As of September 30, 2006, 37,477 ESOP shares had been distributed to participants.

In January 1998, the ESOP borrowed $7,930,000 from the Company to purchase 529,000 shares of common stock of the Company. The loan is being repaid primarily from the Company's contributions to the ESOP over 15 years. The interest rate on the loan is 8.5%. The balance of the loan at September 30, 2006 was $4,506,000.

Shares held by the ESOP as of September 30 were classified as follows:

                                                2006      2005       2004

Unallocated shares                              220,415   255,682    290,949
Shares released for allocation                  271,108   240,836    217,159

 Total ESOP shares                              491,523   496,518    508,108

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005


Note 15 - Employee Stock Ownership Plan (concluded)

The approximate fair market value of the Bank's unallocated shares at September 30, 2006, 2005 and 2004, was $7,737,000, $5,932,000 and $6,829,000,
respectively. Compensation expense recognized under the ESOP was $683,000, $516,000 and $524,000 for the years ended September 30, 2006, 2005 and 2004, respectively.


Note 16 - Stock Compensation Plans

Stock Options Plans
-------------------
Under the Company's stock option plans (1999 Stock Option Plan and 2003 Stock Option Plan), the Company may grant options for up to 811,250 shares of common stock to employees, officers and directors. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company's stock on the date of grant. The options vest over a ten-year period, which may be accelerated if the Company meets certain performance criteria. Generally, options vest in annual installments of 10% on each of the ten anniversaries from the date of grant and if the Company meets three of four established performance criteria the vesting is accelerated to 20% for that year. These four performance criteria are: (i) generating a return on assets which exceeds that of the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; (ii) generating an efficiency ratio which is less than that of the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; (iii) generating a net interest margin which exceeds the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; and
(iv) increasing the Company's earnings per share over the prior fiscal year. The Company performs the accelerated vesting analysis in February of each year based on the results of the most recently completed fiscal year. At September 30, 2006, options for 139,208 shares are available for future grant under these plans.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury rate of a similar term as the stock option at the particular grant date. The expected life is based on historical data, vesting terms, and estimated exercise dates. The expected dividend yield is based on the most recent quarterly dividend on an annualized basis. The expected volatility is based on historical volatility of the Company's stock price.

                                                     Expected
                       Risk-Free       Expected      Dividend   Expected
                       Interest Rate   Life (Years)  Yield      Volatility

Fiscal 2006                 NA             NA          NA        NA
Fiscal 2005                 NA             NA          NA        NA
Fiscal 2004                 3.6%            8          2.4%      21.5%

There were no options granted during the fiscal years ended September 30, 2006 or 2005. The weighted average fair value of options granted during the fiscal year ended September 30, 2004 was $5.25.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

Note 16 - Stock Compensation Plans (continued)

Stock option activity is summarized in the following table:

                                                           Weighted
                                                           Average
                                      Number of            Exercise
                                      Shares               Price

Outstanding September 30, 2003        500,119              $12.75
Grants                                 28,338               23.06
Options exercised                    (112,406)              12.11
Forfeited                              (1,339)              12.00
  Outstanding September 30, 2004      414,712               13.63

Options exercised                     (52,301)              12.01
  Outstanding September 30, 2005      362,411               13.86

Options exercised                    (100,339)              12.18
  Outstanding September 30, 2006      262,072               14.51

The weighted average grant date fair value of shares granted during the year ended September 30, 2006 was $5.25 per share. The total fair value of shares that vested during the years ended September 30, 2006, 2005 and 2004 was $65,000, $192,000 and $605,000, respectively.

A summary of unvested options as of September 30, 2006 and changes during the year ended September 30, 2006 were as follows:

                                             Total Unvested Options
                                             ----------------------

                                                            Weighted
                                                            Average
                                                            Fair
                                              Shares        Value
Unvested options, beginning of period         38,840        $4.17
Vested                                        16,336         4.00
Unvested options, end of period               22,504        $4.29


Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised for the years ended September 30 were as follows (in thousands):

                                         2006        2005       2004

Proceeds from options exercised        $1,221        $628     $1,362
Related tax benefit recognized            607         186        386
Intrinsic value of options exercised    1,785         613      1,202


(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

Note 16 - Stock Compensation Plans (continued)


Additional information regarding options outstanding at September 30, 2006 is as follows:

                  Options Outstanding                Options Exercisable
          -----------------------------------  -------------------------------

                                 Weighted                         Weighted
                    Weighted     Average              Weighted    Average
Range of            Average      Remaining            Average     Remaining
Exercise            Exercise     Contractual          Exercise    Contractual
Prices     Number    Price       Life (Years)  Number   Price     Life (Years)

$12.00 -
 12.38    162,555    $12.01          2.4       162,055  $12.01       2.4
13.59 -
 14.90     33,339     14.70          4.7        30,005   14.70       4.7
15.20 -
 15.96      7,000     15.61          5.5         2,500   15.60       5.5
19.05      28,340     19.05          6.4        14,170   19.05       6.4
22.92-
 23.25     30,838     23.06          7.3        30,838   23.06       7.3

          262,072    $14.51          3.8       239,568  $14.22       3.6

The aggregate intrinsic value of all options outstanding at September 30, 2006 was $5.40 million. The aggregate intrinsic value of all options that were exercisable at September 30, 2006 was $5.00 million.


Management Recognition and Development Plan ("MRDP")
---------------------------------------------------
In November 1998, the Board of Directors adopted the MRDP. In January 1999, shareholders approved the adoption of the MRDP for the benefit of employees, officers and directors of the Company. The objective of the MRDP is to retain personnel of experience and ability in key positions by providing them with a proprietary interest in the Company.

The MRDP allows for the issuance to participants of up to 264,500 shares of the Company's common stock. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. During the year ended September 30, 2001 the Company awarded 204,927 shares under the MRDP to employees, officers and directors. These 204,927 shares were all vested by
September 30, 2005.   During the year ended September 30, 2006 the Company
awarded 6,000 shares to employees.   These 6,000 shares had a weighted-average
grant date fair value of $32.44 per share and were unvested at September 30, 2006. No shares were awarded during the years ended September 30, 2005 and 2004. Awards under the MRDP were made in the form of restricted shares of common stock that are subject to restrictions on the transfer of ownership. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participants is recognized over a five-year vesting period, with 20% vesting on each of the five anniversaries from the date of the grant. Compensation expense related to the MRDP was $8,000, $556,000 and $691,000 for the years ended September 30, 2006, 2005 and 2004, respectively. At September 30, 2006, there were 53,573 shares available for future grant under the MRDP.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

Note 16 - Stock Compensation Plans (concluded)


Expense for Stock Compensation Plans
------------------------------------
Compensation expense recorded in the financial statements for all stock-based plans were as follows for the years ended September 30 follows (in thousands):


                                            2006           2005         2004

Stock options                               $ 50         $  - -       $  - -
MRDP stock grants                              8            556          691
Less: related tax benefit recognized         (20)          (189)        (235)
                                            $ 38         $  367       $  456

The compensation expense yet to be recognized for stock based awards that been awarded but not vested for the years ending September 30 is as follows (in thousands):

                                  Stock
                     Stock        Grants       Total
                     Options      (MRDP)       Awards

2007                  $ 27         $ 39         $ 66
2008                     5           39           44
2009                     2           39           41
2010                     1           39           40
2011                    --           33           33



Note 17 - Deferred Compensation/Non-Competition Agreement and Employee Severance Compensation Agreement

The Bank has a deferred compensation/non-competition arrangement with its former chief executive officer, which provides monthly payments of $2,000 per month upon retirement. Payments under this agreement began in March 2004 and will continue until his death, at which time payments will continue to his surviving spouse until the earlier of her death or for 60 months. The present value of the payments as of September 30, 2006 and 2005, $177,000 and $201,000, respectively, has been accrued under the agreement and is included in other liabilities on the consolidated balance sheets.

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

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of the Bank's commitments at September 30 is as follows (in thousands):
                                                    2006        2005

Undisbursed portion of construction
 loans in process (see Note 4)                   $59,260     $42,771
Undisbursed lines of credit                       18,479      14,876
Commitments to extend credit                      20,695      18,374

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


Note 19   Significant Concentrations of Credit Risk

Most of the Bank's lending activity is with customers located in the state of Washington and involves real estate. At September 30, 2006, the Bank had $467,895,000 (including $59,260,000 of undisbursed construction loan proceeds) in loans secured by real estate, which represents 95.3% of the total loan portfolio. The real estate loan portfolio is primarily secured by one- to four-family properties, multi-family properties, undeveloped land, and a variety of commercial real estate property types. At September 30, 2006, there were no concentrations of real estate loans to a specific industry or secured by a specific collateral type that equaled or exceeded 20% of the Bank's total loan portfolio, other than loans secured by one-to four-family properties. The ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region and the impact of those changes on the real estate market. The Bank typically maintains loan-to-value ratios of no greater than 90% on real estate loans.

The Bank believes its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks. Collateral and / or guarantees are required for all loans.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

Note 20 - Regulatory Matters

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

At September 30, 2006, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts (dollars in thousands) and ratios are also presented in the table.

                                                          To be Well Capital-
                                                          ized Under Prompt
                                        Capital Adequacy  Corrective Action
                    Actual              Purposes          Provisions
                    Amount     Ratio    Amount    Ratio   Amount         Ratio

September 30, 2006
  Tier 1 capital
  (to average assets):
   Consolidated     $72,360    13.1%   $22,151     4.0%       N/A         N/A
   Timberland Bank   63,222    11.5     22,017     4.0    $27,521         5.0%
  Tier 1 capital
  (to risk-weighted
  assets):
   Consolidated      72,360    16.6     17,446     4.0        N/A         N/A
   Timberland Bank   63,222    14.6     17,314     4.0     25,970         6.0
  Total capital
  (to risk-weighted
  assets):
   Consolidated      76,482    17.5     34,892     8.0        N/A         N/A
   Timberland Bank   67,344    15.6     34,627     8.0     43,284        10.0

September 30, 2005
  Tier 1 capital
  (to average assets):
   Consolidated     $67,074    12.3%   $21,833     4.0%       N/A         N/A
   Timberland Bank   58,224    10.7     21,783     4.0    $27,229         5.0%
  Tier 1 capital
  (to risk-weighted
  assets):
   Consolidated      67,074    16.8     15,936     4.0        N/A         N/A
   Timberland Bank   58,224    14.7     15,838     4.0     23,757         6.0
  Total capital
  (to risk-weighted
  assets):
   Consolidated      71,173    17.9     31,873     8.0        N/A         N/A
   Timberland Bank   62,323    15.7     31,677     8.0     39,596        10.0


(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

Note 20 - Regulatory Matters (concluded)

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


Note 21 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - September 30
(In Thousands)

                                                            2006       2005

Assets
  Cash and due from financial institutions               $    368    $   229
  Interest-bearing deposits in banks                          630        414
  Investments and mortgage-backed securities
  (available for sale)                                      2,079      2,084
  Loan receivable from Bank                                 4,507      5,032
  Investment in Bank                                       70,211     65,777
  Other assets                                              1,648      1,223

  Total assets                                            $79,443    $74,759


Liabilities and shareholders' equity
  Accrued expenses                                        $    78    $   117
  Shareholders' equity                                     79,365     74,642

  Total liabilities and shareholders' equity              $79,443    $74,759

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

Note 21 - Condensed Financial Information - Parent Company Only (continued)

Condensed Statements of Income - Years Ended September 30
(In Thousands)

                                                  2006       2005       2004

Operating income
  Interest-bearing deposits in banks        $       27  $      11 $        9
  Interest on loan receivable from Bank            411        454        494
  Dividends on investments                          91         66         63
  Loss on sale of investment securities
   available for sale                              - -        - -         (6)
  Dividends from Bank                            4,500      5,029      9,169
  Total operating income                         5,029      5,560      9,729

Non-Operating Income                                 3        - -        - -

Operating expenses                                 465        507        507

  Income before income taxes and equity
  in undistributed income of Bank                4,567      5,053      9,222

Income taxes (benefit)                             (91)       (96)       (77)

  Income before equity in undistributed income
   of Bank                                       4,658      5,149      9,299

Equity in undistributed income of bank
  (dividends in excess of income of bank)        3,499      1,469     (3,711)

  Net income                                    $8,157     $6,618     $5,588


(continued)
                                    99

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

Note 21 - Condensed Financial Information - Parent Company Only (concluded)

Condensed Statements of Cash Flows - Years Ended September 30
(In Thousands)

                                                  2006       2005       2004

Cash flows from operating activities
  Net income                                   $ 8,157    $ 6,618   $  5,588
  Adjustments to reconcile net income to net
     cash provided:
     (Equity in undistributed
       income of Bank) dividends in excess
       of income of Bank                        (3,499)    (1,469)     3,711
     ESOP shares earned                            528        529        529
     MRDP shares earned                              7        537        645
     Stock option compensation expense              50        - -        - -
     Loss on sale of securities available for
       sale                                        - -        - -          6
     Other, net                                   (462)      (340)      (480)
Net cash provided by operating activities        4,781      5,875      9,999

Cash flows from investing activities
  Investment in Bank                            (1,062)    (1,377)    (1,499)
  Proceeds from sales of securities available
    for sale                                       - -        - -      1,600
  Principal repayments on loan receivable from
    Bank                                           525        483        444
  Net cash provided by (used in) investing
    activities                                    (537)      (894)       545

Cash flows from financing activities
  Proceeds from exercise of stock options        1,221        628      1,362
  Repurchase of common stock                    (3,701)    (4,064)   (11,079)
  Payment of dividends                          (2,492)    (2,317)    (2,320)
  ESOP tax effect                                  480        293        283
  MRDP tax effect                                   (4)       129        136
  Stock option tax effect                          607        186        386
  Net cash used in financing activities         (3,889)    (5,145)   (11,232)

  Net increase (decrease) in cash                  355       (164)      (688)

Cash equivalents
  Beginning of year                                643        807      1,495

  End of year                                  $   998    $   643   $    807

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

Note 22 - Earnings Per Share Disclosures

Basic earnings per share are computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per share are computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options and from assumed vesting of shares awarded but not released under the Company's MRDP. In accordance with Statement of Position 93- 6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Bank's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. Information regarding the calculation of basic and diluted earnings per share for the years ended September 30 is as follows (dollars in thousands, except per share amounts):

                                                    2006       2005       2004

Basic EPS Computation
  Numerator - net income                          $8,157     $6,618     $5,588

  Denominator - weighted average common shares
   outstanding                                 3,516,331  3,475,400  3,637,510

  Basic EPS                                        $2.32      $1.90      $1.54


Diluted EPS Computation
  Numerator - net income                          $8,157     $6,618     $5,588

  Denominator - weighted average common shares
   outstanding                                 3,516,331  3,475,400  3,637,510
  Effect of dilutive stock options               124,545    132,732    161,808
  Effect of dilutive MRDP shares                      72     19,857     28,679
  Weighted average common shares outstanding-
   assuming dilution                           3,640,948  3,627,989  3,827,997

  Diluted EPS                                      $2.24      $1.82      $1.46

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

Note 23 - Comprehensive Income

Net unrealized gains and losses included in comprehensive income were computed as follows for the years ended September 30 (in thousands):

                                                        Tax
                                          Before-Tax    (Benefit)   Net-of-Tax
                                          Amount        Expense     Amount

2006
  Unrealized holding losses arising
   during the year                        ($196)         ($66)      ($130)

  Net unrealized losses                   ($196)         ($66)      ($130)


2005
  Unrealized holding losses arising
   during the year                      ($1,083)        ($369)      ($714)


  Net unrealized losses                 ($1,083)        ($369)      ($714)

2004
  Unrealized holding losses arising
   during the year                        ($497)        ($169)      ($328)
  Reclassification adjustment for losses
   included in net income                     6             2           4

  Net unrealized losses                   ($491)        ($167)      ($324)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

Note 24 - Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of estimated fair values for financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. Major assumptions, methods and fair value estimates for the Company's significant financial instruments are set forth below:

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

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------
Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

Note 24 - Fair Value of Financial Instruments (concluded)

The estimated fair value of financial instruments at September 30 were as follows (in thousands):

                                          2006               2005
                                          Recorded   Fair    Recorded    Fair
                                          Amount     Value   Amount      Value

Financial Assets
  Cash and due from financial
   institutions and interest-bearing
   deposits in banks                     $17,489   $17,489   $23,083   $23,083
  Federal funds sold                       5,400     5,400     5,635     5,635
  Investments and mortgage-backed
    securities                            81,483    81,481    89,699    89,696
  FHLB stock                               5,705     5,705     5,705     5,705
  Loans receivable                       424,645   416,518   388,109   387,086
  Accrued interest receivable              2,806     2,806     2,294     2,294


Financial Liabilities
  Deposits                              $431,061  $431,581  $411,665  $412,115
  FHLB advances - short term              29,000    29,000     8,000     8,000
  FHLB advances - long term               33,761    33,685    54,353    55,421
  Other borrowings: repurchase
   agreements                                947       947       781       781
  Accrued interest payable                 1,026     1,026       708       708

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


Note 25 - Stock Repurchase Plan

In April 2005, the Company initiated a stock repurchase plan for the purchase of 187,955 shares of stock. As of September 30, 2006, 136,450 shares have been repurchased.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

Note 26 - Subsequent Events

On October 24, 2006, the board of directors approved a dividend in the amount of $0.18 per share to be paid on November 27, 2006 to shareholders of record as of November 13, 2006.

On October 24, 2006, the Company awarded a total of 1,540 shares under the MRDP to non-employee directors. The shares have a five-year vesting period.

On November 16, 2006, the Company announced that it had completed the stock repurchase program referenced in Note 25.

On November 20, 2006, the Company announced that its board of directors had authorized a stock repurchase plan for the purchase of 186,266 shares of stock.

Note 27 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data are presented for the quarters ended (in thousands, except per share amounts):

                           September 30,    June 30,   March 31,   December 31
                           2006             2006       2006        2005

Interest and dividend
 income                    $9,283           $9,074     $8,649      $8,446
Interest expense           (3,023)          (2,786)    (2,587)     (2,418)
  Net interest income       6,260            6,288      6,062       6,028

Provision for loan losses     - -              - -        - -         - -
Non-interest income         1,653            1,528      1,508       1,555
Non-interest expense       (4,750)          (4,791)    (4,718)     (4,637)

  Income before income
   taxes                    3,163            3,025      2,852       2,946

Federal income taxes        1,019              964        906         940

  Net income               $2,144           $2,061     $1,946      $2,006

Basic earnings per share   $0.610           $0.584     $0.554      $0.572
Diluted earnings per share  0.589            0.564      0.534       0.553

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2006 and 2005

Note 27 - Selected Quarterly Financial Data (Unaudited) (concluded)


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

    (b) Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not de detected.

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

Item 9B.  Other Information
---------------------------

    None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

    The information contained under the section captioned "Proposal I - Election of Directors" is included in the Company's Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

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

Code of Ethics

    The Board of Directors ratified its Code of Ethics for the Company's officers (including its senior financial officers), directors and employees during the year ended September 30, 2006. The Code of Ethics requires the Company's officers, directors and employees to maintain the highest standards of professional conduct. The Company's Code of Ethics was filed as an exhibit to its Annual Report on Form 10-K for the year ended September 30, 2003.

Item 11.    Executive Compensation
----------------------------------

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

     (d) Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Company's equity compensation plans as of September 30, 2006.

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
                         (a)                  (b)                  (c)

Equity compensation
 plans approved by
 security holders:
  Management
   Recognition and
   Development Plan...       --            $        --             53,573
  1999 Stock Option
   Plan...............  249,941                  14.09              1,339
  2003 Stock Option
   Plan...............   12,131                  23.25            137,869

Equity compensation
 plans not approved
 by security
 holders..............        -                     --                 --
                      ---------                                ----------
  Total...............  262,072            $     14.51            192,781
                      =========            ===========         ==========

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

                                    PART IV

Item 15.  Exhibits and Financial Statement Schedules
----------------------------------------------------

        (a)  Exhibits

             3.1   Articles of Incorporation of the Registrant (1)
             3.2   Bylaws of the Registrant (1)
             3.3   Amendment to Bylaws(2)
             10.1  Employee Severance Compensation Plan (3)
             10.2  Employee Stock Ownership Plan (3)
             10.3  1999 Stock Option Plan (4)
             10.4  2003 Stock Option Plan (5)
             10.5  Form of Incentive Stock Option Agreement (6)
             10.6  Form of Non-qualified Stock Option Agreement (6)
             10.7  Management Recognition and Development Plan (4)
             10.8  Form of Management Recognition and Development Award
                   Agreement (6)
             14    Code of Ethics (7)
             21    Subsidiaries of the Registrant
             23    Consent of Accountants

             31.1  Certification of Chief Executive Officer Pursuant to
                   Section 302 of the Sarbanes-Oxley Act
             31.2  Certification of Chief Financial Officer Pursuant to
                   Section 302 of the Sarbanes-Oxley Act
             32    Certification Pursuant to Section 906 of the Sarbanes-Oxley
                   Act
--------------
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817).
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2002.
(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(4) Incorporated by reference to Exhibit 99 included in the Registrant's Registration Statement on Form S-8 (333-32386)
(5) Incorporated by reference to Exhibit 99.2 included in the Registrant's Registration Statement on Form S-8 (333-1161163)
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2005.
(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2003.

                                  SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TIMBERLAND BANCORP, INC.

Date: December 5, 2006
                                  By:/s/Michael R. Sand
                                     -------------------------------------
                                     Michael R. Sand
                                     President and Chief Executive Officer

         Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURES                     TITLE                          DATE
                                     -----                         ------

/s/Michael R. Sand      President, Chief Executive Officer   December 5, 2006
----------------------  and Director
Michael R. Sand         (Principal Executive Officer)


/s/Clarence E. Hamre    Chairman of the Board                December 5, 2006
----------------------
Clarence E. Hamre


/s/Dean J. Brydon       Chief Financial Officer              December 5, 2006
----------------------  (Principal Financial and
Dean J. Brydon          Accounting Officer)


/s/Andrea M. Clinton    Director                             December 5, 2006
----------------------
Andrea M. Clinton


/s/David A. Smith       Director                             December 5, 2006
----------------------
David A. Smith


/s/Harold L. Warren     Director                             December 5, 2006
----------------------
Harold L. Warren


/s/Jon C. Parker        Director                             December 5, 2006
----------------------
Jon C. Parker


/s/James C. Mason       Director                             December 5, 2006
----------------------
James C. Mason


/s/Ronald A. Robbel     Director                             December 5, 2006
----------------------
Ronald A. Robbel

                                   EXHIBIT INDEX



Exhibit No.                  Description of Exhibit
-----------     -----------------------------------------------------

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

                                   Exhibit 21

                          Subsidiaries of the Registrant





Parent
--------------------------------

Timberland Bancorp, Inc.



                                       Percentage           Jurisdiction or
Subsidiaries                          of Ownership      State of Incorporation
----------------------------------  -----------------  -----------------------

Timberland Bank                            100%               Washington

Timberland Service Corporation (1)         100%               Washington

-----------
(1) This corporation is a wholly-owned subsidiary of Timberland Bank.

                                  Exhibit 23

                            Consent of Accountants

         CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statements No. 333-32386 and No. 333-116163 on Form S-8 of Timberland Bancorp, Inc. of our reports dated December 5, 2006, relating to the consolidated financial statements and the effectiveness of internal control over financial reporting of Timberland Bancorp, Inc. which appear in this Form 10-K for the year ended September 30, 2006.

/s/McGladrey & Pullen, LLP

MCGLADREY & PULLEN, LLP
Seattle, Washington
December 13, 2006

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




Date: December 5, 2006
                                        /s/Michael R. Sand
                                        ----------------------------
                                        Michael R. Sand
                                        Chief Executive Officer

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

Date: December 5, 2006


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


/s/Michael R. Sand                        /s/Dean J. Brydon
----------------------------              -------------------------------
Michael R. Sand                           Dean J. Brydon
Chief Executive Officer                   Chief Financial Officer


Dated: December 5, 2006