Form 10-Q
period 2006-12-31
TIMBERLAND BANCORP INC
filed 2007-02-08
CIK 1046050

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended December 31, 2006

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

Large accelerated filer      Accelerated Filer  X   Non-accelerated filer
                        ---                    ---                        ---

Indicate by check mark whether the registrant is a shell company (in Rule
12b-2 of the Exchange Act).   Yes     No X
                                 ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                      SHARES OUTSTANDING AT JANUARY  31, 2007
          -----                      ---------------------------------------
Common stock, $.01 par value                       3,670,861

                                  INDEX

                                                                       Page
PART I.   FINANCIAL INFORMATION                                        ----

     Item 1.  Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets                      3

              Condensed Consolidated Statements of Income                4

              Condensed Consolidated Statements of Shareholders' Equity  5

              Condensed Consolidated Statements of Cash Flows            6-7

              Condensed Consolidated Statements of Comprehensive Income  8

              Notes to Condensed Consolidated Financial Statements       9-14

     Item 2.  Management's Discussion and Analysis of Financial          14-27
              Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures about             28
              Market Risk

     Item 4.  Controls and Procedures                                    28

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                          28

     Item 1A  Risk Factors                                               28

     Item 2.  Unregistered Sales of Equity Securities and                29
              Use of Proceeds

     Item 3.  Defaults Upon Senior Securities                            29

     Item 4.  Submission of Matters to a Vote of Security Holders        29

     Item 5.  Other Information                                          29

     Item 6.  Exhibits                                                   29-30

SIGNATURES                                                               31



PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                December 31, 2006 and September 30, 2006
               Dollars in thousands, except share amounts

                                                   December 31,  September 30,
                                                           2006           2006
                                                   ---------------------------
Assets                                             (Unaudited)
Cash equivalents:
  Non-interest bearing                              $  17,764      $  14,870
  Interest bearing deposits in banks                    2,747          2,519
  Federal funds sold                                    4,655          5,400
                                                    ------------------------
                                                       25,166         22,789
                                                    ------------------------

Certificate of deposits ("CDs") held for investment       100            100
Investments and mortgage-backed securities: held
  to maturity                                              73             75
Investments and mortgage-backed securities: available
  for sale                                             69,772         81,408
Federal Home Loan Bank ("FHLB") stock                   5,705          5,705
Loans receivable                                      454,736        426,318
Loans held for sale                                     1,255          2,449
Less: Allowance for loan losses                        (4,121)        (4,122)
                                                    ------------------------
     Net loans receivable                             451,870        424,645
                                                    ------------------------
Accrued interest receivable                             2,884          2,806
Premises and equipment                                 16,756         16,730
Other real estate owned ("OREO") and other
  repossessed items                                         2             15
Bank owned life insurance ("BOLI")                     12,065         11,951
Goodwill                                                5,650          5,650
Core deposit intangible                                 1,434          1,506
Mortgage servicing rights                                 964            932
Other assets                                            1,737          2,775
                                                    ------------------------
     Total assets                                   $ 594,178      $ 577,087
                                                    ========================
Liabilities and shareholders' equity
Deposits                                            $ 434,249      $ 431,061
FHLB advances                                          78,446         62,761
Other borrowings: repurchase agreements                 1,322            947
Other liabilities and accrued expenses                  2,881          2,953
                                                    ------------------------
     Total liabilities                                516,898        497,722
                                                    ------------------------
Commitments and contingencies                              --             --

Shareholders' equity
Preferred stock, $.01 par value; 1,000,000 shares
  authorized; none issued
Common stock, $.01 par value; 50,000,000 shares
  authorized;
   December 31, 2006 - 3,670,861 shares issued a
     and outstanding
   September 30, 2006 - 3,757,676 shares issued
     and outstanding                                       37             38
Additional paid in capital                             17,380         20,888

Unearned shares - Employee Stock Ownership
  Plan ("ESOP")                                        (3,239)        (3,305)
Unearned shares- Management Recognition and
  Development Plan ("MRDP")                              (233)          (188)
Retained earnings                                      64,209         62,933
Accumulated other comprehensive loss                     (874)        (1,001)
                                                    ------------------------
     Total shareholders' equity                        77,280         79,365
                                                    ------------------------
     Total liabilities and shareholders' equity     $ 594,178      $ 577,087
                                                    ========================

     See notes to unaudited condensed consolidated financial statements

                  TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            For the three months ended December 31, 2006 and 2005
                Dollars in thousands, except per share amounts
                                  (unaudited)
                                                            Three Months
                                                         Ended December 31,
                                                          2006        2005
                                                         ------------------
Interest and dividend income
Loans receivable                                         $8,786      $7,485
Investments and mortgage-backed securities                  454         536
Dividends from investments                                  420         323
Federal funds sold                                           65          77
Interest bearing deposits in banks                           39          24
                                                         ------------------
    Total interest and dividend income                    9,764       8,445
                                                         ------------------
Interest expense
Deposits                                                  2,589       1,688
FHLB advances - short term                                  359         709
FHLB advances - long term                                   523          11
Other borrowings                                             17          10
                                                         ------------------
    Total interest expense                                3,488       2,418
                                                         ------------------
    Net interest income                                   6,276       6,027
Provision for loan losses                                    --          --
                                                         ------------------
    Net interest income after provision for loan losses   6,276       6,027
                                                         ------------------
Non-interest income
Service charges on deposits                                 706         720
Gain on sale of loans, net                                  107         116
BOLI net earnings                                           114         111
Escrow fees                                                  31          32
Servicing income on loans sold                              132         108
ATM transaction fees                                        263         235
Other                                                       128         233
                                                         ------------------
    Total non-interest income                             1,481       1,555
                                                         ------------------
Non-interest expense
Salaries and employee benefits                            2,785       2,630
Premises and equipment                                      624         609
Advertising                                                 177         136
Loss (gain) from real estate operations                     (17)        (53)
ATM expenses                                                119          98
Postage and courier                                         105         115
Amortization of core deposit intangible                      72          82
State and local taxes                                       139         160
Professional fees                                           177         187
Other                                                       716         673
                                                         ------------------
    Total non-interest expense                            4,897       4,637
                                                         ------------------

Income before federal income taxes                        2,860       2,945
Federal income taxes                                        906         939
                                                         ------------------
  Net income                                             $1,954      $2,006
                                                         ==================
Earnings per common share:
  Basic                                                   $0.56       $0.57
  Diluted                                                 $0.54       $0.55
Weighted average shares outstanding:
  Basic                                               3,503,883   3,504,526
  Diluted                                             3,623,108   3,625,620
Dividends paid per share:                                $ 0.18      $ 0.16
      See notes to unaudited condensed consolidated financial statements


                                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           For the year ended September 30, 2006 and the three months ended December 31, 2006
                 Dollars in thousands, except per share amounts and common stock shares

                                                                                         Accumu-
                                                                                         lated
                                                         Unearned    Unearned            Other
                                                         Shares      Shares              Compre-
                           Common    Common  Additional  Issued      Issued              hensive
                        Stock Shares  Stock   Paid-In    to          to       Retained   Income
                        Outstanding  Amount   Capital    ESOP        MRDP     Earnings   (Loss)      Total
                        -----------  -------  --------   --------    -------  --------   ------    ---------
Balance, Sept. 30, 2005   3,759,937      $38   $22,040    ($3,833)      - -    $57,268    ($871)    $74,642

Net income                      - -      - -       - -        - -       - -      8,157      - -       8,157
Issuance of MRDP shares       6,000      - -       195        - -      (195)       - -      - -         - -
Repurchase of
  common stock             (108,600)      (1)   (3,700)       - -       - -        - -      - -      (3,701)
Exercise of stock
  options                   100,339        1     1,827        - -       - -        - -      - -       1,828
Cash dividends
  ($.66 per share)              - -      - -       - -        - -       - -     (2,492)     - -      (2,492)
Earned ESOP shares              - -      - -       480        528       - -        - -      - -       1,008
Earned MRDP shares              - -      - -        (4)       - -         7        - -      - -           3
Stock option compensation exp.  - -      - -        50        - -       - -        - -      - -          50
Change in fair value of
  securities available
  for sale, net of tax          - -      - -       - -        - -       - -        - -     (130)       (130)

Balance, Sept. 30, 2006   3,757,676       38    20,888     (3,305)     (188)    62,933   (1,001)     79,365

(Unaudited)
Net income                      - -      - -       - -        - -       - -      1,954      - -       1,954
Issuance of MRDP shares       1,540      - -        56        - -       (56)       - -      - -         - -
Repurchase of
  common stock             (112,505)      (1)   (4,175)       - -       - -        - -      - -      (4,176)
Exercise of stock options    24,150      - -       509        - -       - -        - -      - -         509
Cash dividends
  ($.18 per share)              - -      - -       - -        - -       - -       (678)     - -        (678)
Earned ESOP shares              - -      - -        95         66       - -        - -      - -         161
Earned MRDP shares              - -      - -       - -        - -        11        - -      - -          11
Stock option compensation
  exp.                          - -      - -         7        - -       - -        - -      - -           7
Change in fair value of
  securities available
  for sale, net of tax          - -      - -       - -        - -       - -        - -      127         127

Balance, December
  31, 2006                3,670,861      $37   $17,380    ($3,239)    ($233)   $64,209    ($874)    $77,280


    See notes to unaudited condensed consolidated financial statements

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended December 31, 2006 and 2005
                                   In thousands
                                    (unaudited)

                                                            Three Months
                                                         Ended December 31,
                                                           2006      2005
Cash flow from operating activities                    ---------------------
Net income                                             $  1,954     $  2,006
Non-cash revenues, expenses, gains and losses
included in income:
  Depreciation                                              253          245
  Amortization of core deposit intangible                    72           82
  Earned ESOP shares                                         66          132
  Earned MRDP shares                                         11          - -
  Stock option compensation expense                           7            5
  Stock option tax effect less excess tax benefit            69            6
  Gain on sale of other real estate owned, net              (18)         (52)
  Gain on sale of premises and equipment                     (5)         - -
  BOLI cash surrender value increase                       (114)        (110)
  Gain on sale of loans                                    (107)        (116)
  Increase (decrease) in deferred loan origination fees      91          (82)
Loans originated for sale                                (5,944)      (6,309)
Proceeds from sale of loans                               7,245        7,533
Decrease in other assets, net                               871          450

Decrease in other liabilities and accrued expenses, net     (72)        (318)
                                                       ---------------------
Net cash provided by operating activities                 4,379        3,472

Cash flow from investing activities
Proceeds from maturities of securities available
  for sale                                               11,821        1,480
Proceeds from maturities of securities held to maturity       1           14
Increase in loans receivable, net                       (28,512)      (4,503)

Additions to premises and equipment                        (279)        (433)

Proceeds from the disposition of premises and equipment       5          - -
Proceeds from sale of other real estate owned                33          441
                                                       ---------------------
Net cash used in investing activities                   (16,931)      (3,001)

Cash flow from financing activities
Increase (decrease) in deposits, net                      3,188         (989)
Increase (decrease) in FHLB advances - long term         29,985       (3,500)
Decrease in FHLB advances - short term                  (14,300)      (2,048)
Increase in repurchase agreements                           375          524
Proceeds from exercise of stock options                     290           67
ESOP tax effect                                              95           75
Stock option excess tax benefit                             150           13
Purchase and retirement of common stock                  (4,176)        (193)
Payment of dividends                                       (678)        (602)
                                                       ---------------------
Net cash provided by (used in) financing activities      14,929       (6,653)

Net increase (decrease) in cash equivalents               2,377       (6,182)
Cash equivalents
  Beginning of period                                    22,789       28,518
                                                       ---------------------
  End of period                                        $ 25,166     $ 22,336
                                                       =====================

       See notes to unaudited condensed consolidated financial statements
                                   (continued)

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)
               For the three months ended December 31, 2006 and 2005
                                   In thousands
                                    (unaudited)

                                                            Three Months
                                                         Ended December 31,
                                                           2006      2005
                                                       ---------------------
Supplemental disclosure of cash flow information
  Income taxes paid                                    $    833     $    385
  Interest paid                                           3,444        2,395


Supplemental disclosure of non-cash investing
activities
  Market value adjustment of securities held for
    sale, net of tax                                        127         (196)
  Loans transferred to OREO and other repossessed assets      2           24

Supplemental disclosure of non-cash financing activities
  Shares issued to MRDP                                      56          - -


       See notes to unaudited condensed consolidated financial statements

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               For the three months ended December 31, 2006 and 2005
                                   In thousands
                                    (unaudited)

                                                            Three Months
                                                         Ended December 31,
                                                           2006      2005
                                                         ------------------

Comprehensive income:
  Net income                                             $1,954      $2,006
  Increase (decrease) in fair value of securities
     available for sale, net of tax                         127        (196)
                                                         ------------------

Total comprehensive income                               $2,081      $1,810
                                                         ==================


      See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006 ("2006 Form 10-K"). The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year.

(b) Principles of Consolidation: The interim condensed consolidated financial statements include the accounts of Timberland Bancorp, Inc. and its wholly-owned subsidiary, Timberland Bank ("Bank"), and the Bank's wholly-owned
subsidiary, Timberland Service Corp.   All significant inter-company balances
have been eliminated in consolidation.

(c) Operating Segments: Internal financial information is recorded for individual Bank branch offices, escrow services and the sale of non-deposit investment products. For financial statement purposes, the branch offices are aggregated into one reportable operating segment and the escrow division and non-deposit investment product division are not considered material. Accordingly, all operations of the Company are aggregated into one reportable operating segment.

(d) The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(e) Certain prior period amounts have been reclassified to conform to the December 31, 2006 presentation with no change to net income or shareholders' equity previously reported.

(2) EARNINGS PER SHARE
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options and awarded but not released MRDP shares. In accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Bank's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At December 31, 2006 and 2005, there were 220,415 and 255,682 ESOP shares, respectively, that had not been allocated.

                                           Three Months Ended December 31,
                                              2006                 2005
                                           -------------------------------
                                             (In thousands, except share
                                                  and per share data)
Basic EPS computation
  Numerator - net income                      $ 1,954            $ 2,006
  Denominator - weighted average
     common shares outstanding              3,503,883          3,504,526
                                            ---------          ---------

Basic EPS                                      $ 0.56             $ 0.57

Diluted EPS computation
  Numerator - net income                      $ 1,954            $ 2,006
  Denominator - weighted average
     common shares outstanding              3,503,883          3,504,526
Effect of dilutive stock options              118,499            121,094
Effect of dilutive MRDP shares                    726                - -
                                            ---------          ---------
Weighted average common shares
  and common stock equivalents              3,623,108          3,625,620
                                            =========          =========
Diluted EPS                                    $ 0.54             $ 0.55

(3) STOCK BASED COMPENSATION
On October 1, 2005, the Company adopted SFAS No. 123(R) which requires measurement of the compensation cost for all stock-based awards based on the grant-date fair value and recognition of compensation cost over the service period of stock-based awards. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation methodology previously utilized for options in footnote disclosures required under SFAS No. 123. The Company has adopted SFAS No. 123(R) using the modified prospective method, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition, for both new and existing stock-based awards.

(4) STOCK COMPENSATION PLANS
Stock Option Plans
------------------
Under the Company's stock option plans (i.e., the 1999 Stock Option Plan and the 2003 Stock Option Plan), the Company may grant options for up to a combined total of 811,250 shares of common stock to employees, officers and directors. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company's common stock on the date of grant. The options vest over a ten-year period, which may be accelerated if the Company meets certain performance criteria. Generally, options vest in annual installments 10% on each of the ten anniversaries from the date of the grant and if the Company meets three of four established performance criteria the vesting is accelerated to 20% for that year. These four performance criteria are: (i) generating a return on assets which exceeds that of the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; (ii) generating an efficiency ratio which is less than that of the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; (iii) generating a net interest margin which exceeds the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; and (iv) increasing the Company's earnings per share over the prior fiscal year. The Company performs the accelerated vesting analysis in February of each year based on the results of the most recently completed fiscal year. At December 31, 2006, options for 139,208 shares are available for future grant under these plans.

Following is activity under the plans:
                                                    Three Months Ended
                                                     December 31, 2006
                                                Total Options Outstanding
                                              ------------------------------
                                                                    Weighted
                                                         Weighted   Average
                                                         Average    Grant Date
                                                         Exercise   Fair
                                              Shares     Price      Value
                                              ------     -----      -----
 Options outstanding, beginning of period     262,072    $14.51     $3.70
   Exercised                                  (24,150)    12.01      3.25
   Granted                                         --        --        --
                                              -------
   Options outstanding, end of period         237,922    $14.76     $3.74

   Options exercisable, end of period         215,918    $14.46     $3.68

                                                    Three Months Ended
                                                     December 31, 2005
                                                Total Options Outstanding
                                              ------------------------------
                                                                    Weighted
                                                         Weighted   Average
                                                         Average    Grant Date
                                                         Exercise   Fair
                                              Shares     Price      Value
                                              ------     -----      -----
Options outstanding, beginning of period      362,411    $13.86     $3.58
   Exercised                                   (5,300)    12.72      3.45
   Granted                                         --        --        --
                                              -------
   Options outstanding, end of period         357,111    $13.88     $3.59

   Options exercisable, end of period         318,771    $13.50     $3.52

The aggregate intrinsic value of all options outstanding at December 31, 2006 was $5.32 million. The aggregate intrinsic value of all options that were exercisable at December 31, 2006 was $4.89 million. The aggregate intrinsic value of all options outstanding at December 31, 2005 was $3.42 million. The aggregate intrinsic value of all options that were exercisable at December 31, 2005 was $3.18 million.

                                                Three Months Ended
                                                    December 31,
                                              Total Unvested Options
                                      ----------------------------------------
                                             2006                2005
                                      ----------------------------------------
                                                 Weighted             Weighted
                                                 Average              Average
                                                 Grant                Grant
                                                 Date                 Date
                                                 Fair                 Fair
                                      Shares     Value     Shares     Value
                                      ------     -----     ------     -----
Unvested options, beginning
  of period                           22,504     $4.29     38,840     $4.17
Vested                                  (500)     3.22       (500)     3.22
Granted                                   --        --         --        --
                                      ------     -----     ------     -----
Unvested options, end of period       22,004     $4.31     38,340     $4.18

The total fair value of options vested during the three months ended December 31, 2006 was $2,000. The total fair value of options vested during the three months ended December 31, 2005 was $1,000.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:
                                                       Three Months Ended
                                                          December 31,
                                                       ------------------
                                                        (In Thousands)
                                                       2006          2005
                                                       ----          ----
   Proceeds from options exercised                     $290          $ 67
   Related tax benefit recognized                       219            19
   Intrinsic value of options exercised                 562            56

Options outstanding at December 31, 2006 were as follows:

                       Outstanding                      Exercisable
               -----------------------------   -------------------------------
                                 Weighted                         Weighted
                       Weighted  Average                Weighted  Average
Range                  Average   Remaining              Average   Remaining
Exercise               Exercise  Contractual            Exercise  Contractual
Prices         Shares  Price     Life (Years)  Shares   Price     Life (Years)
------------   ------  ------    -----------   ------   -----     -----------
$12.00-12.38   138,405  $12.01       2.2       138,405  $12.01        2.2
 13.59-14.90    33,339   14.70       4.4        30,005   14.70        4.4
 15.20-15.96     7,000   15.61       5.3         2,500   15.60        5.3
 19.05          28,340   19.05       6.2        14,170   19.05        6.2
 22.92-23.25    30,838   23.06       7.0        30,838   23.06        7.0
               -------                         -------
               237,922  $14.76       3.7       215,918  $14.46        3.5

Options outstanding at December 31, 2005 were as follows:

                       Outstanding                      Exercisable
               -----------------------------   -------------------------------
                                 Weighted                         Weighted
                       Weighted  Average                Weighted  Average
Range                  Average   Remaining              Average   Remaining
Exercise               Exercise  Contractual            Exercise  Contractual
Prices         Shares  Price     Life (Years)  Shares   Price     Life (Years)
------------   ------  -------   -----------   ------   -----     -----------
$12.00-12.38   253,594  $12.01       3.1       252,594  $12.01        3.1
13.59-14.90     33,339   14.70       5.4        23,337   14.70        5.4
15.20-15.96     11,000   15.54       6.2         3,500   15.54        6.1
19.05           28,340   19.05       7.2         8,502   19.05        7.2
22.92-23.25     30,838   23.06       8.0        30,838   23.06        8.0
               -------                         -------
               357,111  $13.88       4.2       318,771  $13.50        3.9

There were no options granted during the three months ended December 31, 2006 and December 31, 2005.

Stock Grant Plans
-----------------
The Company adopted the MRDP in 1998, which was subsequently approved by shareholders in 1999 for the benefit of employees, officers and directors of the Company. The objective of the MRDP is to retain and attract personnel of experience and ability in key positions by providing them with a proprietary interest in the Company.

The MRDP allows for the issuance to participants of up to 264,500 shares of the Company's common stock. Shares may be purchased in the open market or may be issued from authorized and unissued shares. Awards under the MRDP are made in the form of restricted shares of common stock that are subject to restrictions on the transfer of ownership. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participants is recognized over a five-year vesting period, with 20% vesting
on each of the five anniversaries from the date of the grant.   During the
three months ended December 31, 2006 the Company awarded 1,540 shares to directors. These shares had a weighted average grant date fair value of $36.48 per share. There were no MRDP shares granted during the three months ended December 31, 2005.

At December 31, 2006 there were a total of 7,540 unvested MRDP shares with a
weighted average grant date fair value of $33.26.   There were no MRDP shares
that vested during the three months ended December 31, 2006 and 2005. At December 31, 2006, there were 52,033 shares available for future grant under the MRDP.

Expenses for Stock Compensation Plans
-------------------------------------
Compensation expenses for all stock-based plans were as follows:

                                         Three Months Ended December 31,
                                            2006                 2005
                                       ------------------------------------
                                                  (In thousands)
                                       Stock     Stock      Stock     Stock
                                      Options    Grants    Options    Grants
                                      -------    ------    -------    ------
Compensation expense recognized
  in income                           $    7     $   11     $  5      $  - -
Related tax benefit recognized             2          4        2         - -

The compensation expense yet to be recognized for stock based awards that have been awarded but not vested for the years ending September 30 is as follows (in thousands):

                                  Stock       Stock      Total
                                 Options      Grants     Awards
                                 -------      ------     ------

Remainder of 2007                 $ 20         $ 38        $ 58
2008                                 5           50          55
2009                                 2           50          52
2010                                 1           50          51
2011                                --           44          44
2012                                --            1           1
                                  ----         ----        ----
Total                             $ 28         $233        $261


(5) DIVIDEND / SUBSEQUENT EVENT
On January 24, 2007, the Company announced a quarterly cash dividend of $0.18 per common share, payable February 23, 2007, to shareholders of record as of the close of business on February 9, 2007.

(6) RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS" or "Statement") No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles ("GAAP"), and expands disclosures about fair value measurements. This Statement expands other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is assessing the impact of adoption of SFAS 157 on the Company's consolidated financial statements.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of FIN 48 on October 1, 2007 and is currently evaluating FIN 48 to determine the effect the guidance will have on the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. SFAS No. 156 amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits servicers to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the recorded value and fair value at the date of adoption to be recognized as a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. The Company adopted SFAS No. 156 on October 1, 2006 and will continue to measure servicing assets at the lower of cost or market.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
-------------------------------------------------------------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three months ended December 31, 2006. This analysis as well as other sections of this report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward looking statements may describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward looking statements as a result of a wide variety or range of factors including, but not limited to: interest rate fluctuations; economic conditions in the Company's primary market area; deposit flows; demand for residential, commercial real estate, consumer, and other types of loans; real estate values; success of new products and services; technological factors affecting operations; and other risks detailed in the Company's reports filed with the SEC, including its 2006 Form 10-K. Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any forward-looking statements.

Overview

Timberland Bancorp, Inc., a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank, SSB upon the Bank's conversion from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank ("Conversion"). The Conversion was completed on January 12, 1998 through the sale and issuance of 6,612,500 shares of common stock by the Company. At December 31, 2006, the Company had total assets of $594.18 million and total shareholders' equity of $77.28 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank.

The Bank was established in 1915 as "Southwest Washington Savings and Loan Association." In 1935, the Bank converted from a state-chartered mutual savings and loan association to a federally-chartered mutual savings and loan association, and in 1972 changed its name to "Timberland Federal Savings and Loan Association." In 1990, the Bank converted to a federally chartered mutual savings bank under the name "Timberland Savings Bank, FSB." In 1991, the Bank converted to a Washington-chartered mutual savings bank and changed
its name to "Timberland Savings Bank, SSB."   In 2000, the Bank changed its
name to "Timberland Bank." The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable legal limits under the Savings Association Insurance Fund. The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1937. The Bank is regulated by the Washington State Department of Financial Institutions, Division of Banks and the FDIC.

The Bank is a community-oriented bank which offers a variety of deposit and loan products to its customers. The Bank operates 21 branches (including its main office in Hoquiam) and a loan production office in the following market areas:
     *    Grays Harbor County
     *    Thurston County
     *    Pierce County
     *    King County
     *    Kitsap County
     *    Lewis County

Critical Accounting Policies and Estimates

The Company has identified two accounting policies, that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the portfolio. The allowance is based upon management's comprehensive analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loss experience, current economic conditions, and detailed analysis of individual loans for which the full collectibility may not be assured. The comprehensive analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The appropriate allowance for loan loss level is estimated based upon factors and trends identified by management at the time consolidated financial statements are prepared.

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


Comparison of Financial Condition at December 31, 2006 and September 30, 2006

The Company's total assets increased by $17.09 million to $594.18 million at December 31, 2006 from $577.09 million at September 30, 2006, primarily attributable to a $27.22 million increase in net loans receivable and a $2.38 million increase cash equivalents. This increase was partially offset by an $11.64 million decrease in investment and mortgage-backed securities.

Total deposits increased by $3.19 million to $434.25 million at December 31, 2006 from $431.06 million at September 30, 2006 primarily attributable to an increase in certificate of deposit accounts. Shareholders' equity decreased by $2.09 million to $77.28 million at December 31, 2006 from $79.37 million at September 30, 2006 as the Company repurchased shares totaling $4.18 million.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash Equivalents: Cash equivalents increased to $25.17 million at December 31, 2006 from $22.79 million at September 30, 2006. The increase was primarily a result of non-interest bearing accounts and interest bearing deposits in banks increasing by $3.12 million to $20.51 million at December 31, 2006 from $17.39 million at September 30, 2006. The increase was partially offset by a decrease of $745,000 in federal funds sold to $4.66 million at December 31, 2006 from $5.40 million at September 30, 2006.

Investment Securities and Mortgage-backed Securities: Investment and mortgage-backed securities decreased by $11.64 million or 14.3% to $69.84 million at December 31, 2006 from $81.48 million at September 30, 2006, as a result of regular amortization and prepayments on mortgage-backed securities and the maturity or call of U.S. agency securities. At December 31, 2006, the Company's securities' portfolio was comprised of mutual funds of $32.03 million, U.S. agency securities of $20.83 million, and mortgage-backed securities of $16.99 million. The mutual funds invest primarily in mortgage-backed products and U.S. agency securities. For additional information, see the "Investment Securities" table included herein.

Loans: Net loans receivable increased by $27.22 million to $451.87 million at December 31, 2006 from $424.65 million at September 30, 2006. The increase in the portfolio was primarily a result of a $16.38 million increase in construction loans (net of undisbursed portion of construction loans in process), a $5.39 million increase in land loans, a $2.09 million increase in commercial real estate loans, and $1.50 million increase in one- to four-family loans.

Loan demand remained strong as loan originations totaled $80.76 million for the three months ended December 31, 2006 compared to $65.78 million for three months ended December 31, 2005. The Bank also continued to sell longer-term fixed rate loans for asset liability management purposes. The Bank sold fixed rate one- to four-family mortgage loans totaling $7.24 million for three months ended December 31, 2006 compared to $7.53 million for the three months ended December 31, 2005.

For additional information, see the sections entitled "Loan Portfolio Composition" and "Construction and Land Development Loan Portfolio Composition" included herein.

Other Real Estate Owned and Other Repossessed Items: OREO (other real estate owned) and other repossessed items decreased to $2,000 at December 31, 2006 from $15,000 at September 30, 2005 as one land parcel was sold. At December 31, 2006, OREO and other repossessed items consisted of one vehicle. For additional information, see the section entitled "Non-performing Assets" included herein.

Premises and Equipment: Premises and equipment increased by $26,000 to $16.76 million at December 31, 2006 from $16.73 million at September 30, 2006.

Goodwill and Core Deposit Intangible: The value of goodwill remained unchanged. The amortized value of core deposit intangible decreased $71,000 to $1.43 million at December 31, 2006 from $1.50 million at September 30, 2006. The decrease is attributable to scheduled amortization of the core deposit intangible.

Deposits: Deposits increased by $3.19 million to $434.25 million at December 31, 2006 from $431.06 million at September 30, 2006. The deposit increase was primarily a result of a $3.68 million increase in certificate of deposit accounts, a $2.28 million increase in money market accounts, and a $1.09 million increase in savings accounts. These increases were partially offset by decreases of $2.78 million in non-interest bearing accounts and $1.08
million in N.O.W. checking accounts.   For additional information, see the
section entitled "Deposit Breakdown" included herein.

FHLB Advances and Other Borrowings: FHLB advances and other borrowings increased by $16.06 million to $79.77 million at December 31, 2006 from $63.71 million at September 30, 2006 as the Bank used additional advances to fund loan portfolio growth. For additional information, see "FHLB Advance Maturity Schedule" included herein.

Shareholders' Equity: Total shareholders' equity decreased by $2.09 million to $77.28 million at December 31, 2006 from $79.37 million at September 30, 2006, primarily as a result of share repurchases of $4.18 million and
dividends to shareholders of $678,000.   These decreases to shareholders'
equity were partially offset by net income of $1.95 million, an increase of $509,000 to additional paid in capital from the exercise of stock options, and a $127,000 net increase in the fair value of securities available for sale.

During the quarter the Company repurchased 112,505 shares for $4.18 million as it completed its current share repurchase program and announced an additional 5% share repurchase program. The 112,505 shares were repurchased at an average price of $37.12 per share. Cumulatively, the Company has repurchased 3,588,226 shares (54.3%) of the 6,612,500 shares that were issued in its 1998 initial public offering, at an average price of $16.64 per share. For additional information, see Item 2 of Part II of this Form 10-Q.

Non-performing Assets: Non-performing assets to total assets were 0.04% at December 31, 2006 compared to 0.02% at September 30, 2006, as total non-performing assets increased to $241,000 at December 31, 2006 from $95,000 at September 30, 2006.

The non-performing asset total of $241,000 at December 31, 2006 consisted of three single family mortgage loans, two consumer loans and one repossessed vehicle. The Company had a net charge-off of $1,000 during the three months ended December 31, 2006 and during the last five fiscal years its net charge-offs to outstanding loans ratio has averaged less than 0.10% per year. For additional information, see the section entitled "Non-performing Assets" included herein.

Investment Securities
---------------------
The following table sets forth the composition of the Company's investment securities portfolio.

                                    At December 31,        At September 30,
                                          2006                  2006
                                   Amount      Percent    Amount      Percent
                                   -------------------    -------------------
                                              (Dollars in thousands)
Held-to-maturity:
  Mortgage-backed securities       $      73     0.10%    $      75      0.09%

Available-for-sale (at fair value)
  U.S. agency securities              20,828    29.82        31,718     38.93
  Mortgage-backed securities          16,917    24.22        17,603     21.60
  Mutual funds                        32,027    45.86        32,087     39.38
                                   ---------   ------     ---------    ------
Total portfolio                    $  69,845   100.00%    $  81,483    100.00%
                                   =========   ======     =========    ======

Loan Portfolio Composition
--------------------------
The following table sets forth the composition of the Company's loan portfolio by type of loan.

                                    At December 31,        At September 30,
                                          2006                  2006
                                   Amount      Percent    Amount      Percent
                                   -------------------    -------------------
                                             (Dollars in thousands)
Mortgage Loans:
  One- to four-family (1)          $100,204      19.1%    $98,709        20.1%
  Multi-family                       18,391       3.5      17,689         3.6
  Commercial                        139,700      26.6     137,609        28.1
  Construction and
    land development                170,788      32.5     146,855        29.9
  Land                               34,986       6.6      29,598         6.0
                                   --------     -----    --------       -----
    Total mortgage loans            464,069      88.3     430,460        87.7
Consumer Loans:
  Home equity and second mortgage    38,434       7.3      37,435         7.6
  Other                              11,051       2.1      11,127         2.3
                                   --------     -----    --------       -----
                                     49,485       9.4      48,562         9.9

Commercial business loans            12,136       2.3      11,803         2.4
                                   --------     -----    --------       -----
        Total loans                 525,690     100.0%    490,825       100.0%
                                                =====                   =====
Less:
  Undisbursed portion of
    construction loans in process   (66,810)              (59,260)
  Deferred loan origination fees     (2,889)               (2,798)
  Allowance for loan losses          (4,121)               (4,122)
                                   --------              --------
Total loans receivable, net        $451,870              $424,645
                                   ========              ========

--------
(1) Includes loans held-for-sale.

Construction and Land Development Loan Portfolio Composition
------------------------------------------------------------
The following table sets forth the composition of the Company's construction and land development loan portfolio.

                                    At December 31,        At September 30,
                                          2006                  2006
                                   Amount      Percent    Amount      Percent
                                   -------------------    -------------------
                                             (Dollars in thousands)

Custom and owner/builder const.     $ 47,556    27.84%   $ 46,346      31.56%

Speculative construction              37,178    21.77      34,363      23.40
Commercial real estate                55,536    32.52      42,398      28.87
Multi-family                          13,822     8.09       7,662       5.22
Land development                      16,696     9.78      16,086      10.95
                                    --------   ------    --------     ------
    Total construction loans        $170,788   100.00%   $146,855     100.00%
                                    ========   ======    ========     ======

Activity in the Allowance for Loan Losses
-----------------------------------------
The following table sets forth information regarding activity in the allowance for loan losses.
                                                        Three Months Ended
                                                             December 31,
                                                        2006           2005
                                                       --------------------
                                                          (In thousands)

Balance at beginning of period                         $4,122        $4,099
Provision for loan losses                                 - -           - -
Loans charged off                                          (1)          - -
Recoveries on loans previously charged off                - -            18
                                                       ------        ------
Net recoveries (charge-offs)                               (1)           18
                                                       ------        ------
Balance at end of period                               $4,121        $4,117
                                                       ======        ======

Non-performing Assets
---------------------
The following table sets forth information with respect to the Company's non-performing assets.

                                         At December 31, At September 30,
                                               2006           2006
                                         --------------- ---------------
                                             (Dollars in thousands)

Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family                         $    163      $      80
Consumer loans                                      76            - -
Commercial business loans                          - -            - -
                                              --------       --------
      Total                                        239             80

Accruing loans which are contractually
past due 90 days or more:                          - -            - -
                                              --------       --------
      Total                                        - -            - -

Total of non-accrual and 90 days past
  due loans                                        239             80

Other real estate owned and other
repossessed items                                    2             15
                                              --------       --------
      Total non-performing assets             $    241       $     95
                                              ========       ========
Restructured loans                                 - -            - -

Non-accrual and 90 days or more past
due loans as a percentage of loans
receivable (1)                                    0.05%          0.02%

Non-accrual and 90 days or more past
due loans as a percentage of total assets         0.04%          0.01%

Non-performing assets as a percentage
of total assets                                   0.04%          0.02%


Loans receivable (1)                          $455,991       $428,767
                                              ========       ========

Total assets                                  $594,178       $577,087
                                              ========       ========

(1)  Includes loans held-for-sale and is before the allowance for loan losses.

Deposit Breakdown
-----------------
The following table sets forth the balances of deposits in the various types of accounts offered by the Bank.

                                        At                    At
                                December 31, 2006     September 30, 2006
                                -----------------     ------------------
                                             (In thousands)

Non-interest bearing                 $ 55,121              $ 57,905
N.O.W. checking                        88,428                89,509
Savings                                61,324                60,235
Money market accounts                  44,660                42,378
Certificates of deposit
  under $100,000                      126,819               128,183
Certificates of deposit
  $100,000 and over                    57,897                52,851
                                     --------              --------
               Total Deposits        $434,249              $431,061
                                     ========              ========

FHLB Advance Maturity Schedule
------------------------------
The Bank has long- and short-term borrowing lines with the FHLB of Seattle with total credit on the lines equal to 30% of the Bank's total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. FHLB advances consisted of the following:
                            At December 31,        At September 30,
                                   2006                 2006
                          Amount     Percent     Amount     Percent
                          ------------------     ------------------
                                    (Dollars in thousands)

Short-term                $14,700     18.74%      $29,000     46.21%
Long-term                  63,746     81.26        33,761     53.79
                          -------    ------       -------    ------
Total FHLB advances       $78,446    100.00%      $62,761    100.00%
                          =======    ======       =======    =======

The Bank's FHLB borrowings mature at various dates through December 2016 and
bear interest at rates ranging from 4.10% to 6.18%.   Principal reduction
amounts due for future years ending September 30 are as follows (in thousands):

2007                  $23,749
2008                   15,069
2009                    4,628
2010                      - -
2011                      - -
Thereafter             35,000
                      -------
Total                 $78,446
                      =======

A portion of these advances have a putable feature and may be called by the FHLB earlier than the above schedule indicates.

Comparison of Operating Results for the Three Months Ended December 31, 2006 and 2005

The Company's net income decreased by $52,000 to $1.95 million for the quarter ended December 31, 2006 from $2.01 million for the quarter ended December 31, 2005. Diluted earnings per share decreased to $0.54 for the quarter ended December 31, 2006 from $0.55 for the quarter ended December 31, 2005.

The decreased net income for the quarter ended December 31, 2006 was primarily a result of increased non-interest expense and decreased non-interest income,
which were partially offset by increased net interest income.   Increased
employee and advertising expenses in addition to expenses associated with expanding the Bank's lending team were primarily responsible for the increased non-interest expense. The Bank made significant investments in its lending operations during the last nine months as a number of experienced lenders were added. While these personnel investments produced a significant increase in loan originations and net loans outstanding during the past two quarters, they have also led to increased salary and benefit expenses.

Net interest income increased during the current quarter as a result of a larger interest earning asset base, however, margin compression resulting from higher funding costs mitigated the impact of this growth. Following the industry trend and a flat yield curve environment, the net interest margin compressed to 4.74% for the quarter ended December 31, 2006. In the same quarter one year ago, the Company's net interest margin of 4.87% was increased by 11 basis points as a result of the collection of $131,000 ($86,000 net of tax) of non-accrual interest, late payment penalties and prepayment penalties. This added $0.02 per diluted share to the December 31, 2005 quarter's earnings.

A more detailed explanation of the income statement categories is presented below.

Net Income: Net income for the quarter ended December 31, 2006 decreased to $1.95 million, or $0.54 per diluted share ($0.56 per basic share) from $2.01 million, or $0.55 per diluted share ($0.57 per basic share) for the quarter ended December 31, 2005. The $0.01 decrease in diluted earnings per share for the quarter ended December 31, 2006 was primarily a result of a $260,000 ($172,000 net of income tax - $0.05 per diluted share) increase in non-interest expense and a $74,000 ($49,000 net of income tax - $0.01 per diluted share) decrease in non-interest income. These decreases to net income were partially offset by a $249,000 ($164,000 net of income tax - $0.05 per diluted share) increase in net interest income.

Net Interest Income:   Net interest income increased $249,000 to $6.28 million
for the quarter ended December 31, 2006 from $6.03 million for the quarter ended December 31, 2005, primarily as a result of a larger interest earning
asset base.   Total interest income increased $1.32 million to $9.76 million for the quarter ended December 31, 2006 from $8.45 million for the quarter ended December 31, 2005 as average total interest earning assets increased by $34.28 million. The yield on interest earning assets increased to 7.38% for the quarter ended December 31, 2006 from 6.82% for the quarter ended December 31, 2005. Total interest expense increased by $1.07 million to $3.49 million for the quarter ended December 31, 2006 from $2.42 million for the quarter ended December 31, 2005 as the average rate paid on interest bearing liabilities increased to 3.13% for the quarter ended December 31, 2006 from 2.29% for the quarter ended December 31, 2005. The net interest margin decreased to 4.74% for the quarter ended December 31, 2006 from 4.87% for the quarter ended December 31, 2005. The net interest margin for the quarter ended December 31, 2005 was increased by 11 basis points as the result of the collection of $131,000 of non-accrual interest and prepayment penalties.

The margin compression was primarily attributable to increased funding costs which were greater than the increased yield on interest earning assets. Increased funding costs resulted from an increase in interest rates on deposits and an increased reliance on FHLB advances to fund loan growth. For additional information, see the section entitled "Rate Volume Analysis" included herein.

Rate Volume Analysis
The following table sets forth the effects of changing rates and volumes on the net interest income on the Company. Information is provided with respect to the (i) effects on interest income attributable to change in volume (changes in volume multiplied by prior rate), and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change (sum of the prior columns). Changes in rate/volume have been allocated to rate and volume variances based on the absolute values of each.

                                 Three months ended December 31,
                                  2006 compared to three months
                                    ended December 31, 2005
                                      increase (decrease)
                                             due to
                                             ------
                                   Rate    Volume   Net Change
                                   ----    ------   ----------
                                        (In thousands)
Interest-earning assets:
Loans receivable (1)               $341      $959     $1,300
Investments and
   mortgage-backed
   securities                        40     (121)       (81)
FHLB stock and
   equity securities                 96         1         97
Federal funds sold                   21       (33)       (12)
Interest-bearing
   deposits                           7         8         15
                                   ----     -----     ------
Total net increase in
   income on interest-
   earning assets                   505       814      1,319

Interest-bearing
   liabilities:
   Savings accounts                   -        (6)        (6)
   NOW accounts                      23       (16)         7
   Money market
      Accounts                       86       (18)        68
   Certificate accounts             553       279         832
   Short-term borrowings             32       323        355
   Long-term borrowings              16      (202)      (186)
                                   ----     -----     ------
Total net increase
   in expense on interest
   bearing liabilities              710       360      1,070

Net increase (decrease) in
   net interest income            ($205)     $454     $  249

(1) Excludes interest on loans 90 days or more past due. Includes loans originated for sale.

Provision for Loan Losses: There was no provision for loan losses established for the three months ended December 31, 2006 as credit quality remained
strong.   At December 31, 2006, the Company's non-performing assets to total assets were 0.04% and during the quarter ended December 31, 2006 the Bank's net charge-offs were $1,000.

The Bank has established a comprehensive methodology for determining the provision for loan losses. On a quarterly basis the Bank performs an analysis that considers pertinent factors underlying the quality of the loan portfolio. The factors include changes in the size and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of loans on non-accrual status, and other factors to determine an appropriate level of allowance for loan losses. Based on its comprehensive analysis, management deemed the allowance for loan losses of $4.12 million at December 31, 2006 (0.91% of loans receivable and 1,724% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. The allowance for loan losses was $4.12 million (1.05% of loans receivable and 152% of non-performing loans) at December 31,
2005.    The Company had a net charge-off of $1,000 for the three months ended
December 31, 2006 and a net recovery of $18,000 for the three months ended
December 31, 2005.   For additional information, see the section entitled
"Activity in the Allowance for Loan Losses" included herein.

Non-interest Income: Total non-interest income decreased $74,000 to $1.48 million for the quarter ended December 31, 2006 from $1.56 million for the quarter ended December 31, 2005, primarily as a result of a decrease in fee income. Fee income from the sale of non-deposit investments products decreased $66,000 as a result of a reduction in sales activity and service charges on deposits decreased by $14,000. These decreases were partially offset by increased servicing income on loans sold and increased ATM transaction fees.

Non-interest Expense: Total non-interest expense increased by $260,000 to $4.90 million for the quarter ended December 31, 2006 from $4.64 million for the quarter ended December 31, 2005. The increase was primarily a result of a $155,000 increase in salary expense, a $41,000 increase in advertising
expenses, and increases in ATM and premises and equipment expenses.   The
increased salary expenses were primarily a result of hiring additional experienced lending personnel and annual salary adjustments which are typically effective on October 1st of each year. Primarily as a result of the increased expenses, the Company's efficiency ratio increased to 63.13% for the quarter ended December 31, 2006 from 61.16% for the quarter ended December 31, 2005.

Provision for Income Taxes: The provision for income taxes decreased to $906,000 for the quarter ended December 31, 2006 from $939,000 for the quarter ended December 31, 2005 primarily as a result of lower income before taxes. The Company's effective tax rate was 31.68% for the quarter ended December 31, 2006 and 31.88% for the quarter ended December 31, 2005.

Liquidity and Capital Resources
-------------------------------
The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, proceeds from maturing securities, FHLB advances, and other borrowings. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

An analysis of liquidity should include a review of the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2006. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchases of securities, and the net change in loans. Financing activities present the cash flows associated with the Company's deposit accounts, other borrowings and stock related transactions.

The Company's total cash equivalents increased by $2.38 million to $25.17 million at December 31, 2006 from $22.79 million at September 30, 2006. The Company's increased liquid assets were primarily a result of increased FHLB advances and increased deposits.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2006, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 12.03%. The Bank maintained an uncommitted credit facility with the FHLB of Seattle that provided for immediately available advances up to an aggregate amount of $129.28 million, under which $78.5 million was outstanding at December 31, 2006. The Bank also has a $10.0 million overnight borrowing line with Pacific Coast Banker's Bank. At December 31, 2006, the Bank did not have any outstanding advances on this borrowing line.

Liquidity management is both a short and long-term responsibility of the Bank's management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, and (iv) yields available on interest-bearing deposits. Excess liquidity is invested generally in interest-bearing overnight deposits, federal funds sold, and other short-term investments. If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB and Pacific Coast Banker's Bank.

The Bank's primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction and land development loans, land loans, consumer loans, and commercial business loans. At December 31, 2006, the Bank had loan commitments totaling $42.42 million and undisbursed loans in process totaling $66.8 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2006 totaled $165.03 million. Historically, the Bank has been able to retain a significant amount of its certificates of deposit as they mature.

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At December 31, 2006, the Bank was in compliance with all applicable capital requirements. For additional details see the section below entitled "Regulatory Capital."

Regulatory Capital
------------------
The following table compares the Bank's regulatory capital at December 31, 2006 to its minimum regulatory capital requirements at that date (Dollars in thousands):
                                                             Percent of
                                                            Adjusted Total
                                                  Amount      Assets (1)
                                                  ------      ----------

Tier 1 (leverage) capital                        $60,548        10.62%
Tier 1 (leverage) capital requirement             22,795         4.00
                                                 -------        -----
Excess                                           $37,753         6.62%
                                                 =======        =====

Tier 1 risk adjusted capital                     $60,548        13.25%
Tier 1 risk adjusted capital requirement          18,274         4.00
Excess                                           $42,274         9.25%
                                                 =======        =====
Total risk based capital                         $64,669        14.16%
Total risk based capital requirement              36,548         8.00
Excess                                           $28,121         6.16%
                                                 =======        =====
---------------
(1) For the Tier 1 (leverage) capital, percent of total average assets calculation, total average of assets were $569.85 million. For the Tier 1 risk-based capital and total risk-based capital calculations, total risk-weighted assets were $456.85 million.

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                      KEY FINANCIAL RATIOS AND DATA
              (Dollars in thousands, except per share data)

                                       For the Three Months Ended
                               December 31,    September 30,   December 31,
                                       2006             2006           2005
                               --------------------------------------------
PERFORMANCE RATIOS:
Return on average assets (1)          1.35%            1.53%          1.46%
Return on average equity (1)          9.94%           10.89%         10.70%
Net interest margin (1)               4.74%            4.91%          4.87%
Efficiency ratio                      63.13%          60.03%         61.16%


                                          At             At            At
                                 December 31, September 30,   December 31,
                                        2006           2006          2005
                                     ------------------------------------
ASSET QUALITY RATIOS:
Non-performing loans                   $ 239          $ 80        $ 2,707
OREO & other repossessed assets            2            15            144
                                       -----          ----        -------
Total non-performing assets            $ 241          $ 95        $ 2,851
Non-performing assets to total assets   0.04%         0.02%          0.52%
Allowance for loan losses to
  non-performing loans              1,724.00%     5,152.50%        152.09%

Book value per share (2)             $ 21.05       $ 21.12        $ 20.22
Book value per share (3)             $ 22.37       $ 22.44        $ 21.64
Tangible book value per
  share (2) (4)                      $ 19.12       $ 19.22        $ 18.25
Tangible book value per
  share (3) (4)                      $ 20.32       $ 20.41        $ 19.53

-------------
(1)  Annualized
(2)  Calculation includes ESOP shares not committed to be released
(3)  Calculation excludes ESOP shares not committed to be released
(4) Calculation subtracts goodwill and core deposit intangible from the equity component


                                       For the Three Months Ended
                               December 31,    September 30,   December 31,
                                       2006             2006           2005
                               --------------------------------------------

AVERAGE BALANCE SHEET:
---------------------
Average total loans                $439,294       $ 411,012         $390,776
Average total interest earning
  assets                            529,572         510,180          495,290
Average total assets                580,114         560,941          549,361
Average total interest bearing
  deposits                          376,365         372,371          361,620
Average FHLB advances & other
  borrowings                         65,970          48,518           56,939
Average shareholders' equity         78,646          78,724           74,996

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There were no material changes in information concerning market risk from the information provided in the Company's Form 10-K for the fiscal year ended September 30, 2006.

Item 4.  Controls and Procedures
--------------------------------
   (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is
        (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
   (b) Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.
        Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.


PART II.   OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------
Neither the Company nor the Bank is a party to any material legal proceedings at this time. Further, neither the Company nor the Bank is aware of the threat of any such proceedings. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 1A. Risk Factors
---------------------
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2006 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------
     Not applicable


Stock Repurchases

The following table sets forth the shares repurchased by the Company during the quarter:

                                                 Total No.
                                                 of Shares
                                                Purchased as   Maximum No.
                           Total                 Part of      of Shares that
                          No. of     Average     Publicly      May Yet Be
                          Shares    Price Paid   Announced    Purchased Under
       Period            Purchased   per Share   Plan (1)(2)  the Plan(1)(2)
-----------------------  ---------  ----------  -----------   --------------

10/01/06 - 10/31/06          - -    $     - -          - -        51,505
11/01/2006 - 11/30/2006   81,505        37.36       81,505       156,266
12/01/2006 - 12/31/2006   31,000        36.49       31,000       125,266
                         -------    ---------      -------
  Total                  112,505    $   37.12      112,505

(1) On November 16, 2006 the Company completed its previously announced share repurchase program. The Company repurchased 5% of its outstanding common shares, or 187,955 shares, at an average price of $33.33 per share. All shares were repurchased through open market broker transactions and no shares were directly repurchased from directors or officers of the Company.

(2) On November 20, 2006, the Company announced a share repurchase plan authorizing the repurchase of up to 5% of its outstanding shares, or 186,266 shares. As of December 31, 2006, a total of 61,000 shares had been repurchased at an average price of $37.03 per share. All shares were repurchased through open market broker transactions and no shares were directly repurchased from directors or officers of the Company.

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

                                      Timberland Bancorp, Inc.


Date: February 7, 2007                By: /s/Michael R. Sand
                                       --------------------------------
                                          Michael R. Sand
                                          Chief Executive Officer
                                          (Principal Executive Officer)



Date: February 7, 2007                By: /s/Dean J. Brydon
                                       ---------------------------------
                                          Dean J. Brydon
                                          Chief Financial Officer
                                          (Principal Financial Officer)

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

Date: February 7, 2007                         /s/Michael R. Sand
                                             ------------------------------
                                             Michael R. Sand
                                             Chief Executive Officer

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

Date: February 7, 2007                            /s/Dean J. Brydon
                                                ----------------------------
                                                Dean J. Brydon
                                                Chief Financial Officer

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


Date:   February 7, 2007