Form 10-Q
period 2007-03-31
TIMBERLAND BANCORP INC
filed 2007-05-09
CIK 1046050

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 2007

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

Large accelerated filer      Accelerated Filer  X    Non-accelerated filer
                       ---                     ---                        ---

Indicate by check mark whether the registrant is a shell company (in Rule 12b-2 of the Exchange Act).
Yes  X   No
   -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                      SHARES OUTSTANDING AT April 30, 2007
            -----                      ------------------------------------
  Common stock, $.01 par value                       3,627,210





                                  INDEX

                                                                       Page
PART I.   FINANCIAL INFORMATION                                        ----

  Item 1. Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets                          3

          Condensed Consolidated Statements of Income                    4

          Condensed Consolidated Statements of Shareholders' Equity      5

          Condensed Consolidated Statements of Cash Flows                6-7

          Condensed Consolidated Statements of Comprehensive Income      8

          Notes to Condensed Consolidated Financial Statements           9-15

  Item 2. Management's Discussion and Analysis of Financial Condition    15-28
          and Results of Operations

  Item 3. Quantitative and Qualitative Disclosures about Market Risk     29

  Item 4. Controls and Procedures                                        29

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                              29

  Item 1A Risk Factors                                                   29

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds    30

  Item 3. Defaults Upon Senior Securities                                30

  Item 4. Submission of Matters to a Vote of Security Holders            30-31

  Item 5. Other Information                                              31

  Item 6. Exhibits                                                       31

SIGNATURES                                                               32

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------
                     TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                       March 31, 2007 and September 30, 2006
                    Dollars in thousands, except share amounts
                                                    March 31,    September 30,
                                                         2007             2006
                                                   ---------------------------
Assets                                             (Unaudited)
Cash equivalents:
     Non-interest bearing                           $  14,604      $   14,870
     Interest bearing deposits in banks                   659           2,519
     Federal funds sold                                 6,655           5,400
                                                   ---------------------------
                                                       21,918          22,789
                                                   ---------------------------

Certificates of deposit ("CDs") held for investment       - -             100
Investments and mortgage-backed
  securities: held to maturity                             72              75
Investments and mortgage-backed
  securities: available for sale                       67,221          81,408
Federal Home Loan Bank ("FHLB") stock                   5,705           5,705

Loans receivable                                      482,226         426,318
Loans held for sale                                     1,934           2,449
Less: Allowance for loan losses                        (4,272)         (4,122)
                                                   ---------------------------
     Net loans receivable                             479,888         424,645
                                                   ---------------------------

Accrued interest receivable                             3,177           2,806
Premises and equipment                                 16,736          16,730
Other real estate owned ("OREO") and other
  repossessed items                                        71              15
Bank owned life insurance ("BOLI")                     12,178          11,951
Goodwill                                                5,650           5,650
Core deposit intangible                                 1,363           1,506
Mortgage servicing rights                                 986             932
Other assets                                            2,836           2,775
                                                   ---------------------------
     Total assets                                   $ 617,801       $ 577,087
                                                   ===========================

Liabilities and shareholders' equity
Deposits                                            $ 444,122       $ 431,061
FHLB advances                                          92,230          62,761
Other borrowings: repurchase agreements                   588             947
Other liabilities and accrued expenses                  3,048           2,953
                                                   ---------------------------
     Total liabilities                                539,988         497,722
                                                   ---------------------------
Commitments and contingencies                              --              --

Shareholders' equity
Preferred stock, $.01 par value; 1,000,000
  shares authorized; none issued
Common stock, $.01 par value; 50,000,000 shares
  authorized; March 31, 2007 - 3,649,190 shares
  issued and outstanding
  September 30, 2006 - 3,757,676 shares issued
  and outstanding                                          36              38
Additional paid in capital                             16,439          20,888
Unearned shares - Employee Stock Ownership
  Plan ("ESOP")                                        (3,172)         (3,305)
Unearned shares- Management Recognition and
  Development Plan ("MRDP")                              (220)           (188)
Retained earnings                                      65,465          62,933
Accumulated other comprehensive loss                     (735)         (1,001)
                                                   ---------------------------
     Total shareholders' equity                        77,813          79,365
                                                   ---------------------------
     Total liabilities and shareholders' equity    $  617,801       $ 577,087
                                                   ===========================

        See notes to unaudited condensed consolidated financial statements

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            For the three and six months ended March 31, 2007 and 2006
                  Dollars in thousands, except per share amounts
                                    (unaudited)

                                Three Months Ended        Six Months Ended
                                     March 31,                March 31,
                                2007         2006         2007        2006
                              --------------------      --------------------
Interest and dividend income
Loans receivable              $  9,283    $  7,624      $18,070      $15,108
Investments and mortgage-
  backed securities                381         576          835        1,113
Dividends from investments         413         342          833          665
Federal funds sold                  77          95          142          172
Interest bearing deposits
  in banks                          14          12           53           36
                              --------------------      --------------------
 Total interest and dividend
   income                       10,168       8,649       19,933       17,094
                              --------------------      --------------------
Interest expense
Deposits                         2,657       1,809        5,247        3,497
FHLB advances - short term         288           2          647           13
FHLB advances - long term          725         760        1,248        1,469
Other borrowings                    10          16           27           26
                              --------------------      --------------------
 Total interest expense          3,680       2,587        7,169        5,005
                              --------------------      --------------------

 Net interest income             6,488       6,062       12,764       12,089
Provision for loan losses          156         - -          156          - -
                              --------------------      --------------------
 Net interest income after
   provision for loan losses     6,332       6,062       12,608       12,089
                              --------------------      --------------------
Non-interest income
Service charges on deposits        663         737        1,369        1,457
Gain on sale of loans, net          64          88          171          204
BOLI net earnings                  114         111          227          221
Escrow fees                         24          24           55           55
Servicing income on loans sold     115          78          246          186
ATM transaction fees               272         240          535          476
Other                              172         231          301          465
                              --------------------      --------------------
 Total non-interest income       1,424       1,509        2,904        3,064
                              --------------------      --------------------
Non-interest expense
Salaries and employee benefits   2,766       2,737        5,551        5,367
Premises and equipment             660         631        1,283        1,239
Advertising                        201         179          379          315
Loss (gain) from real estate
  operations                       (11)        (39)         (29)         (91)
ATM expenses                       107          97          226          194
Postage and courier                130         132          235          247
Amortization of core deposit
  intangible                        71          82          143          164
State and local taxes              133         128          272          288
Professional fees                  172         181          349          389
Other                              710         591        1,426        1,243
                              --------------------      --------------------
 Total non-interest expense      4,939       4,719        9,835        9,355
                              --------------------      --------------------

Income before federal
  income taxes                   2,817       2,852        5,677        5,798
Federal income taxes               901         906        1,807        1,846
                              --------------------      --------------------
 Net income                   $  1,916    $  1,946      $ 3,870      $ 3,952
                              ====================      ====================
Earnings per common share:
 Basic                          $ 0.56      $ 0.55       $ 1.12       $ 1.13
 Diluted                        $ 0.54      $ 0.53       $ 1.08       $ 1.09
Weighted average shares
outstanding:
 Basic                       3,433,332   3,511,880    3,468,995    3,508,163
 Diluted                     3,541,710   3,640,612    3,582,856    3,633,034
Dividends paid per share:       $ 0.18      $ 0.16       $ 0.36       $ 0.32

      See notes to unaudited condensed consolidated financial statements

                                      TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the year ended September 30, 2006 and the six months ended March 31, 2007
                     Dollars in thousands, except per share amounts and common stock shares

                                                                                         Accumu-
                                                                                         lated
                                                         Unearned    Unearned            Other
                                                         Shares      Shares              Compre-
                           Common    Common  Additional  Issued      Issued              hensive
                        Stock Shares  Stock   Paid-In    to          to       Retained   Income
                        Outstanding  Amount   Capital    ESOP        MRDP     Earnings   (Loss)      Total
                        -----------  -------  --------   --------    -------  --------   ------    ---------
Balance, Sept. 30, 2005   3,759,937      $38   $22,040    ($3,833)      - -    $57,268    ($871)    $74,642

Net income                      - -      - -       - -        - -       - -      8,157      - -       8,157
Issuance of MRDP shares       6,000      - -       195        - -      (195)       - -      - -         - -
Repurchase of
  common stock             (108,600)      (1)   (3,700)       - -       - -        - -      - -      (3,701)
Exercise of stock options   100,339        1     1,827        - -       - -        - -      - -       1,828
Cash dividends
  ($.66 per share)              - -      - -       - -        - -       - -     (2,492)     - -      (2,492)
Earned ESOP shares              - -      - -       480        528       - -        - -      - -       1,008
Earned MRDP shares              - -      - -        (4)       - -         7        - -      - -           3
Stock option compensation exp.  - -      - -        50        - -       - -        - -      - -          50
Change in fair value of
  securities available
  for sale, net of tax          - -      - -       - -        - -       - -        - -     (130)       (130)

Balance, Sept. 30, 2006    3,757,676      38    20,888     (3,305)     (188)     62,933  (1,001)     79,365

(Unaudited)
Net income                       - -     - -       - -        - -       - -       3,870     - -       3,870
Issuance of MRDP shares        1,540     - -        56        - -       (56)        - -     - -         - -

Repurchase of
  common stock              (152,505)     (2)   (5,641)       - -       - -         - -     - -      (5,643)
Exercise of stock options     42,479     - -       932        - -       - -         - -     - -         932
Cash dividends
  ($.36 per share)               - -     - -       - -        - -       - -      (1,338)    - -      (1,338)
Earned ESOP shares               - -     - -       190        133       - -         - -     - -         323
Earned MRDP shares               - -     - -       - -        - -        24         - -     - -          24
Stock option compensation exp.   - -     - -        14        - -       - -         - -     - -          14
Change in fair value of
  securities available
  for sale, net of tax           - -     - -       - -        - -       - -         - -     266         266

Balance, March 31, 2007    3,649,190     $36   $16,439    ($3,172)    ($220)    $65,465   ($735)    $77,813

                See notes to unaudited condensed consolidated financial statements

                                                    5

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the six months ended March 31, 2007 and 2006
                                 In thousands
                                  (unaudited)
                                                             Six Months
                                                           Ended March 31,
                                                          2007         2006
Cash flow from operating activities                    ---------------------
Net income                                               $3,870       $3,952

Non-cash revenues, expenses, gains and
losses included in income:
  Provision for loan losses                                 156          - -
  Depreciation                                              505          518
  Deferred federal income taxes                           (178)          - -
  Amortization of core deposit intangible                   143          164
  Earned ESOP shares                                        133          264
  Earned MRDP shares                                         24          - -
  Stock option compensation expense                          14           11
  Stock option tax effect less excess tax benefit                         79
   25
  Gain on sale of OREO, net                                 (18)         (49)
  Gain on sale of premises and equipment                     (5)         - -
  BOLI cash surrender value increase                       (227)        (221)
  Gain on sale of loans                                    (171)        (204)
  Increase (decrease) in deferred loan origination fees     205         (208)
Loans originated for sale                               (13,191)     (10,635)
Proceeds from sale of loans                              13,877       13,054
(Increase) decrease in other assets, net                   (428)          42
Increase (decrease) in other liabilities
  and accrued expenses, net                                  95         (319)
                                                       ---------------------
Net cash provided by operating activities                 4,883        6,394

Cash flow from investing activities
Decrease in certificates of deposit held for investment     100          - -
Proceeds from maturities of securities available
  for sale                                               14,575        2,485
Proceeds from maturities of securities held to maturity       2           14
Increase in loans receivable, net                       (56,191)      (7,179)

Additions to premises and equipment                        (511)        (589)

Proceeds from the disposition of premises and equipment       5          - -
Proceeds from sale of OREO                                   33          472
                                                       ---------------------
Net cash used in investing activities                   (41,987)      (4,797)

Cash flow from financing activities
Increase in deposits, net                                13,061        2,370
Increase (decrease) in FHLB advances - long term         24,969       (5,561)
Increase in FHLB advances - short term                    4,500        5,000
Increase (decrease) in repurchase agreements               (359)          57
Proceeds from exercise of stock options                     585          274
ESOP tax effect                                             190          167
Stock option excess tax benefit                             268           67
Purchase and retirement of common stock                  (5,643)        (193)
Payment of dividends                                     (1,338)      (1,204)
                                                       ---------------------
Net cash provided by financing activities                36,233          977

Net increase (decrease) in cash equivalents                (871)       2,574
Cash equivalents
  Beginning of period                                    22,789       28,718
                                                       ---------------------
  End of period                                        $ 21,918     $ 31,292
                                                       ---------------------
            See notes to unaudited condensed consolidated
                  financial statements   (continued)

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)
               For the six months ended March 31, 2007 and 2006
                                 In thousands
                                  (unaudited)
                                                             Six Months
                                                           Ended March 31,
                                                          2007         2006
                                                       ---------------------
Supplemental disclosure of cash flow information
  Income taxes paid                                    $  1,714     $  1,495
  Interest paid                                           7,053        4,877

Supplemental disclosure of non-cash investing
activities
  Market value adjustment of securities held for
    sale, net of tax                                        266         (292)
  Loans transferred to OREO and other repossessed assets     71           24

Supplemental disclosure of non-cash financing activities
  Shares issued to MRDP                                      56          - -


      See notes to unaudited condensed consolidated financial statements

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
          For the three and six months ended March 31, 2007 and 2006
                                 In thousands
                                  (unaudited)

                                         Three Months Ended   Six Months Ended
                                              March 31,           March 31,
                                           2007      2006      2007     2006
                                          ----------------    ---------------
Comprehensive income:
  Net income                              $1,916    $1,946    $3,870   $3,952
  Increase (decrease) in fair value
    of securities available for
    sale, net of tax                         139       (96)      266     (292)
                                          ----------------    ---------------

Total comprehensive income                $2,055    $1,850    $4,136   $3,660
                                          ================    ===============


      See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006 ("2006 Form 10-K"). The results of operations for the six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(e) Certain prior period amounts have been reclassified to conform to the March 31, 2007 presentation with no change to net income or shareholders' equity previously reported.

(2) EARNINGS PER SHARE
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options and awarded but not released MRDP shares. In accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Bank's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At March 31, 2007 and 2006, there were 220,415 and 255,682 ESOP shares, respectively, that had not been allocated.

                                Three Months Ended        Six Months Ended
                                     March 31,                March 31,
                                2007         2006         2007        2006
                             ------------------------  ----------------------
                              (In thousands, except share and per share data)
Basic EPS computation
  Numerator - net income     $ 1,916,000  $ 1,946,000  $3,870,000  $3,952,000
  Denominator - weighted
    average common shares
    outstanding                3,433,332    3,511,880   3,468,995   3,508,163
                             -----------  -----------  ----------  ----------
Basic EPS                         $ 0.56       $ 0.55      $ 1.12       $1.13

Diluted EPS computation
  Numerator - net income     $ 1,916,000  $ 1,946,000  $3,870,000  $3,952,000
  Denominator - weighted
    average common shares
    outstanding                3,433,332    3,511,880   3,468,995   3,508,163
Effect of dilutive stock
  options                        107,313      128,732     112,967     124,871
Effect of dilutive MRDP
 shares                            1,065          - -         894         - -
                             -----------  -----------  ----------  ----------
Weighted average common
  shares and common
  stock equivalents            3,541,710    3,640,612   3,582,856   3,633,034
                             -----------  -----------  ----------  ----------
Diluted EPS                       $ 0.54       $ 0.53      $ 1.08      $ 1.09


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

(4) STOCK COMPENSATION PLANS
Stock Option Plans
------------------
Under the Company's stock option plans (i.e., the 1999 Stock Option Plan and the 2003 Stock Option Plan), the Company may grant options for up to a combined total of 811,250 shares of common stock to employees, officers and directors. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company's common stock on the date of grant. The options vest over a ten-year period, which may be accelerated if the Company meets certain performance criteria. Generally, options vest in annual installments 10% on each of the ten anniversaries from the date of the grant and if the Company meets three of four established performance criteria the vesting is accelerated to 20% for that year. These four performance criteria are: (i) generating a return on assets which exceeds that of the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; (ii) generating an efficiency ratio which is less than that of the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; (iii) generating a net interest margin which exceeds the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; and (iv) increasing the Company's earnings per share over the prior fiscal year. The Company performs the accelerated vesting analysis in February of each year based on the results of the most recently completed fiscal year. At March 31, 2007, options for 139,708 shares are available for future grant under these plans.

Following is activity under the plans:

                                                     Six Months Ended
                                                      March 31, 2007
                                                Total Options Outstanding
                                                -------------------------
                                                                     Weighted
                                                         Weighted     Average
                                                         Average    Grant Date
                                                         Exercise      Fair
                                               Shares     Price        Value
                                               -------    -----        -----

   Options outstanding, beginning of period    262,072    $14.51       $3.70
   Exercised                                   (42,479)    13.76        3.58
   Forfeited                                      (500)    15.21        3.97
   Granted                                          --        --          --
                                               -------
   Options outstanding, end of period          219,093    $14.65       $3.72

   Options exercisable, end of period          204,257    $14.45       $3.68



                                                     Six Months Ended
                                                      March 31, 2006
                                                Total Options Outstanding
                                                -------------------------
                                                                     Weighted
                                                         Weighted     Average
                                                         Average    Grant Date
                                                         Exercise      Fair
                                               Shares     Price        Value
                                               -------    -----        -----

   Options outstanding, beginning of period    362,411     $13.86      $3.58
   Exercised                                   (22,600)     12.16       3.29
   Granted                                          --         --         --
                                               -------
   Options outstanding, end of period          339,811     $13.98      $3.60

   Options exercisable, end of period          308,639     $13.69      $3.55

The aggregate intrinsic value of all options outstanding at March 31, 2007 was $4.51 million. The aggregate intrinsic value of all options that were exercisable at March 31, 2007 was $4.25 million. The aggregate intrinsic value of all options outstanding at March 31, 2006 was $4.83 million. The aggregate intrinsic value of all options that were exercisable at March 31, 2006 was $4.48 million.

                                          Six Months Ended March 31,
                                            Total Unvested Options
                                            ----------------------
                                           2007                 2006
                                   --------------------   --------------------
                                              Weighted               Weighted
                                               Average                Average
                                             Grant Date             Grant Date
                                                Fair                   Fair
                                    Shares     Value      Shares      Value
                                    ------     -----      ------      -----
Unvested options, beginning
  of period                        22,504      $4.29      38,840       $4.17
Vested                             (7,168)      4.38      (7,668)       4.31
Forfeited                            (500)      3.97          --          --
Granted                                --         --          --          --
                                   ------                 ------
Unvested options, end of period    14,836      $4.25      31,172       $4.13

The total fair value of options vested during the six months ended March 31, 2007 was $31,000. The total fair value of options vested during the six months ended March 31, 2006 was $33,000.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:
                                                        Six Months Ended
                                                            March 31,
                                                            ---------
                                                         (In Thousands)
                                                        2007         2006
                                                       -----        -----
   Proceeds from options exercised                     $ 585        $ 274
   Related tax benefit recognized                        347           92
   Intrinsic value of options exercised                  938          272

Options outstanding at March 31, 2007 were as follows:

                          Outstanding                   Exercisable
                  -----------------------------  -----------------------------

                                      Weighted                       Weighted
                                      Average                        Average
                           Weighted  Remaining            Weighted  Remaining
Range                      Average  Contractual           Average  Contractual
Exercise                   Exercise     Life              Exercise     Life
Prices            Shares    Price     (Years)    Shares    Price     (Years)
--------------    ------    -----     -------    ------    -----     -------

$12.00 - 12.38   128,161   $12.01       1.8     128,161    $12.01      1.8
 13.59 - 14.90    33,319    14.70       4.2      29,985     14.70      4.2
 15.70 - 15.96     4,500    15.84       5.1       1,500     15.87      5.2
 19.05            28,340    19.05       5.9      19,838     19.05      5.9
 22.92 - 23.25    24,773    23.02       6.8      24,773     23.02      6.8
                 -------                        -------
                 219,093   $14.65       3.4     204,257    $14.45      3.2


Options outstanding at March 31, 2006 were as follows:

                          Outstanding                   Exercisable
                  -----------------------------  -----------------------------

                                      Weighted                       Weighted
                                      Average                        Average
                           Weighted  Remaining            Weighted  Remaining
Range                      Average  Contractual           Average  Contractual
Exercise                   Exercise     Life              Exercise     Life
Prices            Shares    Price     (Years)    Shares    Price     (Years)
--------------    ------    -----     -------    ------    -----     -------

$12.00 - 12.38    236,294   $12.01     2.9      235,794   $12.01       2.9
 13.59 - 14.90     33,339    14.70     5.3       23,337    14.70       5.3
 15.20 - 15.96     11,000    15.54     6.0        4,500    15.34       5.8
 19.05             28,340    19.05     6.9       14,170    19.05       6.9
 22.92 - 23.25     30,838    23.06     7.8       30,838    23.06       7.8
                  -------                       -------
                  339,811   $13.98     4.0      308,639   $13.69       3.8

There were no options granted during the six months ended March 31, 2007 and March 31, 2006.

Stock Grant Plans
-----------------
The Company adopted the MRDP in 1998, which was subsequently approved by shareholders in 1999 for the benefit of employees, officers and directors of the Company. The objective of the MRDP is to retain and attract personnel of experience and ability in key positions by providing them with a proprietary interest in the Company.

The MRDP allows for the issuance to participants of up to 264,500 shares of the Company's common stock. Shares may be purchased in the open market or may be issued from authorized and unissued shares. Awards under the MRDP are made in the form of restricted shares of common stock that are subject to restrictions on the transfer of ownership. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participants is recognized over a five-year vesting period, with 20% vesting
on each of the five anniversaries from the date of the grant.   During the six
months ended March 31, 2007 the Company awarded 1,540 MRDP shares to directors. These shares had a weighted average grant date fair value of $36.48 per share. There were no MRDP shares granted during the six months ended March 31, 2006.

At March 31, 2007 there were a total of 7,540 unvested MRDP shares with a
weighted average grant date fair value of $33.26.   There were no MRDP shares
that vested during the six months ended March 31, 2007 and 2006. At March 31, 2007, there were 52,033 shares available for future award under the MRDP.

Expenses for Stock Compensation Plans
-------------------------------------
Compensation expenses for all stock-based plans were as follows:

                                          Six Months Ended March 31,
                                          2007                 2006
                                          -------------------------
                                               (In thousands)
                                   Stock      Stock      Stock       Stock
                                   Options    Grants     Options     Grants
                                   -------    ------     -------     ------
Compensation expense
  recognized in income              $  13     $  27      $  11       $  - -
Related tax benefit recognized          5         9          4          - -

The compensation expense yet to be recognized for stock based awards that have been awarded but not vested for the years ending September 30 is as follows (in thousands):
                                   Stock       Stock       Total
                                  Options      Grants      Awards
                                  -------      ------      ------
Remainder of 2007                  $ 14         $ 25        $ 39
2008                                  5           50          55
2009                                  2           50          52
2010                                  1           50          51
2011                                 --           44          44
2012                                 --            1           1
                                   ----         ----        ----
Total                              $ 22         $220        $242

(5) DIVIDEND / SUBSEQUENT EVENT
On April 25, 2007, the Company announced a quarterly cash dividend of $0.18 per common share, payable May 21, 2007, to shareholders of record as of the close of business on May 7, 2007.

On April 25, 2006, the Company also announced a two-for-one stock split in the form of a 100% stock dividend. The shares will be distributed on June 5, 2007 to shareholders of record as of the close of business on May 22, 2007. Shareholders will receive one additional share of common stock for every share currently owned as of the record date. The Company has approximately 3,649,000 shares outstanding, and will have approximately 7,298,000 shares outstanding after the stock split. The Consolidated Financial Statements as of March 31, 2007 do not reflect this stock split.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for
Financial Assets and Financial Liabilities   Including an amendment of FASB
Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The adoption of this Statement is not expected to have a material impact on the Company's consolidated financial statements.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three and six months ended March 31, 2007. This analysis as well as other sections of this report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward looking statements may describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward looking statements as a result of a wide variety or range of factors including, but not limited to: interest rate fluctuations; economic conditions in the Company's primary market areas; deposit flows; demand for residential, commercial real estate, consumer, and other types of loans; real estate values; success of new products and services; technological factors affecting operations; and other risks detailed in the Company's reports filed with the SEC, including its 2006 Form 10-K. Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any forward-looking statements.

Overview

Timberland Bancorp, Inc., a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank, SSB upon the Bank's conversion from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank ("Conversion"). The Conversion was completed on January 12, 1998 through the sale and issuance of 6,612,500 shares of common stock by the Company. At March 31, 2007, the Company had total assets of $617.80 million and total shareholders' equity of $77.81 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank.

The Bank was established in 1915 as "Southwest Washington Savings and Loan Association." In 1935, the Bank converted from a state-chartered mutual savings and loan association to a federally-chartered mutual savings and loan association, and in 1972 changed its name to "Timberland Federal Savings and Loan Association." In 1990, the Bank converted to a federally chartered mutual savings bank under the name "Timberland Savings Bank, FSB." In 1991, the Bank converted to a Washington-chartered mutual savings bank and changed
its name to "Timberland Savings Bank, SSB."   In 2000, the Bank changed its
name to "Timberland Bank." The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable legal limits. The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1937. The Bank is regulated by the Washington State Department of Financial Institutions, Division of Banks and the FDIC.

The Bank is a community-oriented bank which offers a variety of deposit and loan products to its customers. The Bank operates 21 branches (including its main office in Hoquiam) and a loan production office in the following market areas:

     *    Grays Harbor County
     *    Thurston County
     *    Pierce County
     *    King County
     *    Kitsap County
     *    Lewis County

Critical Accounting Policies and Estimates

The Company has identified two accounting policies that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the portfolio. The allowance is based upon management's comprehensive analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, actual loss experience, current economic conditions, and detailed analysis of individual loans for which the full collectibility may not be assured. The appropriate allowance for loan loss level is estimated based upon factors and trends identified by management at the time consolidated financial statements are prepared.

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

Comparison of Financial Condition at March 31, 2007 and September 30, 2006

The Company's total assets increased by $40.71 million, or 7.1%, to $617.80 million at March 31, 2007 from $577.09 million at September 30, 2006, primarily attributable to a $55.24 million, or 13.0%, increase in net loans receivable. This increase was partially offset by a $14.19 million decrease in investment and mortgage-backed securities.

Total deposits increased by $13.06 million to $444.12 million at March 31, 2007 from $431.06 million at September 30, 2006 primarily attributable to an increase in certificate of deposit accounts. Shareholders' equity decreased by $1.56 million to $77.81 million at March 31, 2007 from $79.37 million at September 30, 2006.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash Equivalents: Cash equivalents decreased to $21.92 million at March 31,
2007 from $22.79 million at September 30, 2006.   The decrease was primarily a
result of non-interest bearing accounts and interest bearing deposits in banks decreasing by $2.13 million to $15.26 million at March 31, 2007 from $17.39 million at September 30, 2006. The decrease was partially offset by an increase of $1.26 million in federal funds sold to $6.66 million at March 31, 2007 from $5.40 million at September 30, 2006.

Investment Securities and Mortgage-backed Securities: Investment and mortgage-backed securities decreased by $14.19 million or 17.4% to $67.29 million at March 31, 2007 from $81.48 million at September 30, 2006, as a result of regular amortization and prepayments on mortgage-backed securities and the maturity or call of U.S. agency securities. At March 31, 2007, the Company's securities' portfolio was comprised of mutual funds of $32.06 million, U.S. agency securities of $18.88 million, and mortgage-backed securities of $16.36 million. The mutual funds invest primarily in mortgage-backed products and U.S. agency securities. For additional information, see the "Investment Securities" table included herein.

Loans: Net loans receivable increased by $55.24 million to $479.89 million at March 31, 2007 from $424.65 million at September 30, 2006. The increase in the portfolio was primarily a result of a $23.72 million increase in construction loans (net of undisbursed portion of construction loans in process), an $18.73 million increase in land loans, a $5.99 million increase in one- to four-family loans, a $4.34 million increase in consumer loans, and a $3.49 million increase in commercial business loans.

Loan demand remained strong as loan originations totaled $166.96 million for the six months ended March 31, 2007 compared to $109.76 million for six months ended March 31, 2006. The Bank also continued to sell longer-term fixed rate loans for asset liability management purposes. The Bank sold fixed rate one- to four-family mortgage loans totaling $13.88 million for six months ended March 31, 2007 compared to $13.05 million for the six months ended March 31, 2006.

For additional information, see the sections entitled "Loan Portfolio Composition" and "Construction and Land Development Loan Portfolio Composition" included herein.

Other Real Estate Owned and Other Repossessed Items: OREO and other repossessed items increased to $71,000 at March 31, 2007 from $15,000 at September 30, 2006 as one manufactured home was repossessed. At March 31, 2007, OREO and other repossessed items consisted of one vehicle and one manufactured home. For additional information, see the section entitled "Non-performing Assets" included herein.

Premises and Equipment: Premises and equipment increased to $16.74 million at March 31, 2007 from $16.73 million at September 30, 2006.

Goodwill and Core Deposit Intangible: The value of goodwill remained unchanged. The amortized value of core deposit intangible decreased to $1.36 million at March 31, 2007 from $1.51 million at September 30, 2006. The decrease is attributable to scheduled amortization of the core deposit intangible.

Deposits: Deposits increased by $13.06 million, or 3.0%, to $444.12 million at March 31, 2007 from $431.06 million at September 30, 2006. The deposit increase was primarily a result of a $17.70 million increase in certificate of deposit accounts, a $3.57 million increase in money market accounts, and a $1.93 million increase in savings accounts. These increases were partially offset by a decrease of $5.56 million in N.O.W. checking accounts and a $4.58
million decrease in non-interest bearing accounts.   For additional
information, see the section entitled "Deposit Breakdown" included herein.

FHLB Advances and Other Borrowings: FHLB advances and other borrowings increased by $29.11 million to $92.82 million at March 31, 2007 from $63.71 million at September 30, 2006 as the Bank used additional advances to fund loan portfolio growth. For additional information, see "FHLB Advance Maturity Schedule" included herein.

Shareholders' Equity: Total shareholders' equity decreased by $1.56 million to $77.81 million at March 31, 2007 from $79.37 million at September 30, 2006, primarily as a result of share repurchases of $5.64 million and dividends to
shareholders of $1.34 million.   These decreases to shareholders' equity were
partially offset by net income of $3.87 million, an increase of $932,000 to additional paid in capital from the exercise of stock options, and a $266,000 net increase in the fair value of securities available for sale.

During the six months ended March 31, 2007 the Company repurchased 152,505 shares of its common stock for $5.64 million at an average price of $37.01 per share. Cumulatively, the Company has repurchased 3,628,226 shares (54.9%) of the 6,612,500 shares that were issued in its 1998 initial public offering, at an average price of $16.86 per share. For additional information, see Item 2 of Part II of this Form 10-Q.

Non-performing Assets: Non-performing assets to total assets were 0.06% at March 31, 2007 compared to 0.02% at September 30, 2006, as total non-performing assets increased to $393,000 at March 31, 2007 from $95,000 at September 30, 2006.

Total non-performing assets of $393,000 at March 31, 2007 consisted of a $200,000 commercial business loan, two land loans totaling $86,000, a $34,000 single family mortgage loan, a $2,000 consumer loan and other repossessed items totaling $71,000. The Company had a net charge-off of $6,000 during the six months ended March 31, 2007 and during the last five fiscal years its net charge-offs to outstanding loans ratio has averaged less than 0.10% per year. For additional information, see the section entitled "Non-performing Assets" included herein.

Investment Securities
---------------------
The following table sets forth the composition of the Company's investment securities portfolio.

                                        At March 31,         At September 30,
                                            2007                  2006
                                      Amount    Percent     Amount     Percent
                                      -----------------     ------------------
                                             (Dollars in thousands)
Held-to-maturity:
  Mortgage-backed securities         $     72     0.11%    $     75      0.09%

Available-for-sale (at fair value)
  U.S. agency securities               18,882    28.06       31,718     38.93
  Mortgage-backed securities           16,283    24.20       17,603     21.60
  Mutual funds                         32,056    47.63       32,087     39.38
                                     --------   ------     --------    ------
Total portfolio                      $ 67,293   100.00%    $ 81,483    100.00%
                                     ========   ======     ========    ======

Loan Portfolio Composition
--------------------------
The following table sets forth the composition of the Company's loan portfolio.

                                        At March 31,         At September 30,
                                            2007                  2006
                                      Amount    Percent     Amount     Percent
                                      -----------------     ------------------
                                             (Dollars in thousands)
Mortgage Loans:
  One- to four-family (1)             $104,697   18.9%     $ 98,709      20.1%

  Multi-family                          17,156    3.1        17,689       3.6
  Commercial                           137,474   24.8       137,609      28.1
  Construction and
    land development                   179,350   32.3       146,855      29.9
  Land                                  48,331    8.7        29,598       6.0
                                      --------  -----      --------     -----
    Total mortgage loans               487,008   87.8       430,460      87.7
Consumer Loans:
  Home equity and second mortgage       41,357    7.4        37,435       7.6
  Other                                 11,543    2.1        11,127       2.3
                                      --------  -----      --------     -----
                                        52,900    9.5        48,562       9.9

Commercial business loans               15,289    2.7        11,803       2.4
                                      --------  -----      --------     -----
                    Total loans        555,197  100.0%      490,825     100.0%
                                                =====                   =====
Less:
  Undisbursed portion of construction
    loans in process                   (68,034)             (59,260)
  Deferred loan origination fees        (3,003)              (2,798)
  Allowance for loan losses             (4,272)              (4,122)
                                      --------             --------
Total loans receivable, net           $479,888             $424,645
                                      ========             ========

------------------
(1)  Includes loans held-for-sale.

Construction and Land Development Loan Portfolio Composition
------------------------------------------------------------
The following table sets forth the composition of the Company's construction and land development loan portfolio.
                                        At March 31,         At September 30,
                                            2007                  2006
                                      Amount    Percent     Amount     Percent
                                      -----------------     ------------------
                                             (Dollars in thousands)

Custom and owner/builder const.       $ 46,723   26.05%    $ 46,346     31.56%

Speculative construction                36,753   20.49       34,363     23.40
Commercial real estate                  57,191   31.89       42,398     28.87
Multi-family                            17,756    9.90        7,662      5.22
Land development                        20,927   11.67       16,086     10.95
                                      -------- -------     --------    ------
    Total construction loans          $179,350  100.00%    $146,855    100.00%
                                      ======== =======     ========    ======

Activity in the Allowance for Loan Losses
-----------------------------------------
The following table sets forth information regarding activity in the allowance for loan losses.

                                                        Three Months Ended
                                                             March 31,
                                                        2007           2006
                                                       --------------------
                                                          (In thousands)
Balance at beginning of period                         $4,121        $4,117
Provision for loan losses                                 156           - -
Loans charged off                                          (6)          - -
Recoveries on loans previously charged off                  1             2
                                                       ------        ------
Net recoveries (charge-offs)                               (5)            2
                                                       ------        ------
Balance at end of period                               $4,272        $4,119
                                                       ======        ======


                                                        Six Months Ended
                                                            March 31,
                                                        2007           2006
                                                       --------------------
                                                          (In thousands)
Balance at beginning of period                         $4,122        $4,099
Provision for loan losses                                 156           - -
Loans charged off                                          (7)          - -
Recoveries on loans previously charged off                  1            20
                                                       ------        ------
Net recoveries (charge-offs)                               (6)           20
                                                       ------        ------
Balance at end of period                               $4,272        $4,119
                                                       ======        ======

Non-performing Assets
---------------------
The following table sets forth information with respect to the Company's non-performing assets.

                                             At                 At
                                           March 31,       September 30,
                                            2007               2006
                                          ----------------------------
                                             (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
   One- to four-family                    $     34            $     80
Land                                            86                 - -
Consumer loans                                   2                 - -
Commercial business loans                      200                 - -
                                          --------            --------
      Total                                    322                  80

Accruing loans which are contractually
past due 90 days or more:                      - -                 - -
                                          --------            --------
      Total                                    - -                 - -

Total of non-accrual and
90 days past due loans                         322                  80

Other real estate owned and other
repossessed items                               71                  15
                                          --------            --------
      Total non-performing assets         $    393            $     95
                                          ========            ========
Restructured loans                             - -                 - -

Non-accrual and 90 days or more past
due loans as a percentage of loans
receivable (1)                                0.07%               0.02%

Non-accrual and 90 days or more past
due loans as a percentage of total assets     0.05%               0.01%

Non-performing assets as a percentage
of total assets                               0.06%               0.02%

Loans receivable (1)                      $484,160            $428,767
                                          ========            ========

Total assets                              $617,801            $577,087
                                          ========            ========
--------------
 (1) Includes loans held-for-sale and is before the allowance for loan losses.

Deposit Breakdown
-----------------

The following table sets forth the composition of the Company's deposit balances.

                                                At                 At
                                          March 31, 2007   September 30, 2006
                                          --------------   ------------------
                                                   (In thousands)

Non-interest bearing                       $  53,321          $  57,905
N.O.W. checking                               83,945             89,509
Savings                                       62,169             60,235
Money market accounts                         45,950             42,378
Certificates of deposit under $100,000       129,986            128,183
Certificates of deposit $100,000 and over     68,751             52,851
                                            --------           --------
               Total Deposits               $444,122           $431,061
                                            ========           ========

FHLB Advance Maturity Schedule
------------------------------
The Bank has long- and short-term borrowing lines with the FHLB of Seattle with total credit on the lines equal to 30% of the Bank's total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. FHLB advances consisted of the following:

                                 At March 31,         At September 30,
                                     2007                   2006
                              Amount     Percent      Amount    Percent
                              ------------------      -----------------
                                         (Dollars in thousands)

Short-term                    $37,500     40.66%      $29,000    46.21%
Long-term                      54,730     59.34        33,761    53.79
                              -------    ------       -------   ------
Total FHLB advances           $92,230    100.00%      $62,761   100.00%
                              =======    ======       =======   ======

The Bank's FHLB borrowings mature at various dates through December 2016 and
bear interest at rates ranging from 4.10% to 6.18%.   Principal reduction
amounts due for future years ending September 30 are as follows (in thousands):

2007                  $37,533
2008                   15,069
2009                    4,628
2010                      - -
2011                      - -
Thereafter             35,000
                      -------
Total                 $92,230
                      =======

A portion of these advances have a putable feature and may be called by the FHLB earlier than the above schedule indicates.

Comparison of Operating Results for the Three and Six Months Ended March 31, 2007 and 2006

The Company's net income decreased by $30,000 to $1.92 million for the quarter ended March 31, 2007 from $1.95 million for the quarter ended March 31, 2006. Diluted earnings per share increased to $0.54 for the quarter ended March 31, 2007 from $0.53 for the quarter ended March 31, 2006.

Net income decreased by $82,000 to $3.87 million for the six months ended March 31, 2007 from $3.95 million for the six months ended March 31, 2006. Diluted earnings per share decreased to $1.08 for the six months ended March 31, 2007 from $1.09 for the six months ended March 31, 2006.

The decreased net income for the three and six months ended March 31, 2007 was primarily a result of increased non-interest expense, decreased non-interest income, and a provision to the allowance for loan losses, which were partially
offset by increased net interest income.   Increased employee and advertising
expenses in addition to expenses associated with expanding the Bank's lending team were partially responsible for the increased non-interest expense. The Bank made significant investments in its lending operations during the last twelve months as a number of experienced lenders were added. While these personnel investments produced a significant increase in loan originations and net loans outstanding during the past two quarters, they have also led to increased salary and benefit expenses.

Net interest income increased during the current periods as a result of a larger interest earning asset base, however, margin compression resulting from
higher funding costs mitigated the impact of this growth.   Following the
industry trend and a flat yield curve environment, the net interest margin compressed to 4.75% and 4.74% for the three and six months ended March 31, 2007 from 4.84% and 4.85% for the three and six months ended March 31, 2006.

A more detailed explanation of the income statement categories is presented below.

Net Income: Net income for the quarter ended March 31, 2007 decreased by $30,000 to $1.92 million from $1.95 million for the quarter ended March 31, 2006. Despite the decrease in net income, earnings per diluted share for the quarter ended March 31, 2007 increased to $0.54 from $0.53 for the quarter ended March 31, 2006 as the Company had fewer weighted average shares outstanding during the current quarter. The $0.01 increase in diluted earnings per share for the quarter ended March 31, 2007 was primarily a result of a $426,000 ($277,000 net of income tax - $0.08 per diluted share) increase in net interest income and a decrease in the number of weighted average shares outstanding ($0.01 per diluted share). These increases to earnings per share were partially offset by a $220,000 ($143,000 net of income tax - $0.04 per diluted share) increase in non-interest expense, a $156,000 ($101,000 net of income tax - $0.03 per diluted share) provision for loan losses and an $85,000 decrease ($55,000 net of income tax - $0.01 per diluted share) in non-interest income.

Net income for the six months ended March 31, 2007 decreased by $82,000 to $3.87 million, or $1.08 per diluted share from $3.95 million, or $1.09 per diluted share for the six months ended March 31, 2006. The $0.01 decrease in diluted earnings per share for the six months ended March 31, 2007 was primarily the result of a $480,000 ($312,000 net of income tax - $0.09 per diluted share) increase in non-interest expense, a $160,000 ($104,000 net of income tax - $0.03 per diluted share) decrease in non-interest income, and a $156,000 ($101,000 net of income tax - $0.03 per diluted share) provision for
loan losses.   These decreases were partially offset by a $675,000 ($439,000 net of income tax - $0.12 per diluted share) increase in net interest income and a decrease in the number of weighted shares outstanding ($0.02 per diluted share).

Net Interest Income:   Net interest income increased by $426,000, or 7.0%, to
$6.49 million for the quarter ended March 31, 2007 from $6.06 million for the quarter ended March 31, 2006, primarily as a result of a larger interest
earning asset base.   Total interest income increased by $1.52 million to
$10.17 million for the quarter ended March 31, 2007 from $8.65 million for the quarter ended March 31, 2006 as average total interest earning assets increased by $46.04 million. The yield on interest earning assets increased to 7.44% for the quarter ended March 31, 2007 from 6.91% for the quarter ended March 31, 2006. Total interest expense increased by $1.09 million to $3.68 million for the quarter ended March 31, 2007 from $2.59 million for the quarter ended March 31, 2006 as the average rate paid on interest bearing liabilities increased to 3.23% for the quarter ended March 31, 2007 from 2.47% for the quarter ended March 31, 2006. The net interest margin decreased to 4.75% for the quarter ended March 31, 2007 from 4.84% for the quarter ended March 31, 2006.

Net interest income increased by $675,000 to $12.76 million for the six months ended March 31, 2007 from $12.09 million for the six months ended March 31,
2006, primarily as a result of a larger interest earning asset base.   Total
interest income increased by $2.84 million to $19.93 million for the six months ended March 31, 2007 from $17.09 million for the six months ended March 31, 2006 as average total interest earning assets increased by $40.09 million. The yield on interest earning assets increased to 7.41% for the six months ended March 31, 2007 from 6.87% for the six months ended March 31, 2006.
Total interest expense increased by $2.16 million to $7.17 million for the six months ended March 31, 2007 from $5.01 million for the six months ended March 31, 2006 as the average rate paid on interest bearing liabilities increased to 3.18% for the six months ended March 31, 2007 from 2.38% for the six months ended March 31, 2006. The net interest margin decreased to 4.74% for the six months ended March 31, 2007 from 4.85% for the six months ended March 31, 2006.

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
                               Three months                 Six months
                           ended March 31, 2007        ended March 31, 2007
                         compared to three months     compared to six months
                          ended March 31, 2006         ended March 31, 2006
                           increase (decrease)         increase (decrease)
                                 due to                      due to
                                 ------                      ------
                                           Net                           Net
                         Rate   Volume    Change     Rate    Volume    Change
                         ----   ------    ------     ----    ------    ------
                                         (In thousands)

Interest-earning assets:
Loans receivable (1)    $ 321   $1,338    $1,659    $ 667    $2,295    $2,962
Investments and
   mortgage-backed
   securities               3     (198)     (195)      41      (319)     (278)
FHLB stock and
   equity securities       68        3        71      164         4       168
Federal funds sold         15      (32)      (17)      75      (105)      (30)
Interest-bearing
   deposits                 3       (2)        1       11         6        17
                        -----   ------    ------    -----    ------    ------
Total net increase in
   income on interest-
   earning assets         410    1,109     1,519      958     1,881     2,839

Interest-bearing
   liabilities:
   Savings accounts         1       (3)       (2)       3       (11)       (8)
   NOW accounts            23      (18)        5       47       (35)       12
   Money market
      Accounts            107        6       113      194       (13)      181
   Certificate accounts   489      243       732    1,054       510     1,564
   Short-term borrowings    8      272       280       39       597       636
   Long-term borrowings   (24)     (11)      (35)       9      (230)     (221)
                        -----   ------    ------    -----    ------    ------
Total net increase
   in expense on interest
   bearing liabilities    604      489     1,093    1,346       818     2,164

Net increase (decrease)
   in net interest
   income               ($194)  $  620   $   426    ($388)   $1,063    $  675


(1) Excludes interest on loans 90 days or more past due. Includes loans originated for sale.


Provision for Loan Losses: A provision for loan losses of $156,000 was made during the quarter and six months ended March 31, 2007. Despite excellent asset quality, a provision was made primarily in connection with loan portfolio growth and composition. At March 31, 2007, the Company's non-performing assets to total assets were only 0.06%.

The Bank has established a comprehensive methodology for determining the provision for loan losses. On a quarterly basis the Bank performs an analysis that considers pertinent factors underlying the quality of the loan portfolio. The factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of loans on non-accrual status, and other factors to determine an appropriate level of allowance for loan losses. Based on its comprehensive analysis, management deemed the allowance for loan losses of $4.27 million at March 31, 2007 (0.89% of loans receivable and 1,327% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. The allowance for loan losses was $4.12 million (1.04% of loans receivable and 202% of non-performing loans) at March 31, 2006. The Company had a net charge-off of $6,000 for the six months ended March 31, 2007 and a net recovery of $20,000 for the six months ended March 31, 2006. For additional information, see the section entitled "Activity in the Allowance for Loan Losses" included herein.

Non-interest Income: Total non-interest income decreased by $85,000 to $1.42 million for the quarter ended March 31, 2007 from $1.51 million for the quarter ended March 31, 2006, primarily as a result of a decrease in service charges on deposits and gain on sale of loans. These decreases were partially offset by increased servicing income on loans sold and increased ATM transaction fees.

Total non-interest income decreased by $160,000 to $2.90 million for the six months ended March 31, 2007 from $3.06 million for the six months ended March 31, 2006, primarily as a result of decreases in services charges on deposits, gain on sale of loans, and fee income from the sale of non-deposit investment products. The decrease in service charges on deposits was primarily a result of fewer overdrafts on checking accounts. The decrease in loan sale income was primarily a result of reduced profit margins on the loans sold due to competitive market pricing and the reduction in non-deposit investment sale fee income was a result of decreased sales volume. These decreases were partially offset by increased servicing income on loans sold and increased ATM transaction fees.

Non-interest Expense: Total non-interest expense increased by $220,000 to $4.94 million for the quarter ended March 31, 2007 from $4.72 million for the quarter ended March 31, 2006. The increase was primarily a result of a $29,000 increase in salary expense, a $29,000 increase in premises and equipment expense, a $22,000 increase in advertising expense and smaller increases in several other categories. The Company's efficiency ratio increased to 62.42% for the quarter ended March 31, 2007 from 62.33% for the quarter ended March 31, 2006.

Total non-interest expense increased by $480,000 to $9.84 million for the six months ended March 31, 2007 from $9.36 million for the six months ended March 31, 2006. The increase was primarily a result of a $184,000 increase in salary expense, a $64,000 increase in advertising expense, a $44,000 increase in premises and equipment expense, a $32,000 increase in ATM expense and smaller increases in several other categories. The Company's efficiency ratio increased to 62.78% for the six months ended March 31, 2007 from 61.74% for the six months ended March 31, 2006.

Provision for Income Taxes: The provision for income taxes decreased to $901,000 for the quarter ended March 31, 2007 from $906,000 for the quarter ended March 31, 2006 primarily as a result of lower income before taxes. The Company's effective tax rate was 31.98% for the quarter ended March 31, 2007 and 31.77% for the quarter ended March 31, 2006.

The provision for income taxes decreased to $1.81 million for the six months ended March 31, 2007 from $1.85 million for the six months ended March 31, 2006 primarily as a result of lower income before taxes. The Company's effective tax rate was 31.83% for the six months ended March 31, 2007 and 31.84% for the six months ended March 31, 2006.

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

An analysis of liquidity should include a review of the Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2007. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchases of securities, and the net change in loans. Financing activities present the cash flows associated with the Company's deposit accounts, other borrowings and stock related transactions.

The Company's total cash equivalents decreased by $871,000 to $21.92 million at March 31, 2007 from $22.79 million at September 30, 2006. The Company's decreased liquid assets were primarily a result of funding loan growth.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2007, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 11.53%. The Bank maintained an uncommitted credit facility with the FHLB of Seattle that provided for immediately available advances up to an aggregate amount of $128.30 million, under which $92.23 million was outstanding at March 31, 2007. The Bank also has a $10.0 million overnight credit line with Pacific Coast Banker's Bank. At March 31, 2007, the Bank did not have any outstanding advances on this credit line.

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

The Bank's primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction and land development loans, land loans, consumer loans, and commercial business loans. At March 31, 2007, the Bank had loan commitments totaling $31.56 million and undisbursed loans in process totaling $68.03 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2007 totaled $178.99 million. Historically, the Bank has been able to retain a significant amount of its certificates of deposit as they mature.

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At March 31, 2007, the Bank was in compliance with all applicable capital requirements. For additional details see the section below entitled "Regulatory Capital."

Regulatory Capital
The following table compares the Bank's regulatory capital at March 31, 2007 to its minimum regulatory capital requirements at that date (Dollars in thousands):
                                                       Percent of
                                         Amount   Adjusted Total Assets (1)
                                         ------   -------------------------

Tier 1 (leverage) capital               $62,727           10.69%
Tier 1 (leverage) capital requirement    23,479            4.00
                                        -------           -----
Excess                                  $39,248            6.69%
                                        =======           =====

Tier 1 risk adjusted capital            $66,999           12.96%
Tier 1 risk adjusted capital
   requirement                           19,359            4.00
                                        -------           -----
Excess                                  $47,640            8.96%
                                        =======           =====

Total risk based capital                $66,999           13.84%
Total risk based capital requirement     38,718            8.00
                                        -------           -----
Excess                                  $28,281            5.84%
                                        =======           =====
------------
(1) For the Tier 1 (leverage) capital, percent of total average assets calculation, total average of assets were $586.98 million. For the Tier 1 risk-based capital and total risk-based capital calculations, total risk-weighted assets were $483.97 million.

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                      KEY FINANCIAL RATIOS AND DATA
              (Dollars in thousands, except per share data)

                                     Three Months              Six Months
                                    Ended March 31,          Ended March 31,
                                   2007         2006        2007         2006
                                   -----------------        -----------------
PERFORMANCE RATIOS:
Return on average assets (1)       1.28%       1.41%        1.32%       1.44%
Return on average equity (1)       9.91%      10.18%        9.92%      10.44%
Net interest margin (1)            4.75%       4.84%        4.74%       4.85%
Efficiency ratio                  62.42%      62.33%       62.78%      61.74%

                                                      At               At
                                                    March 31,    September 30,
                                                      2007            2006
                                                    --------------------------
ASSET QUALITY RATIOS:
Non-performing loans                                 $ 322            $  80
OREO and other repossessed assets                       71               15
                                                     -----            -----
Total non-performing assets                          $ 393            $  95
Non-performing assets to total assets                 0.06%            0.02%
Allowance for loan losses to
        non-performing loans                         1,327%           5,153%

Book value per share (2)                           $ 21.32          $ 21.12
Book value per share (3)                           $ 22.64          $ 22.44
Tangible book value per share (2) (4)              $ 19.40          $ 19.22
Tangible book value per share (3) (4)              $ 20.60          $ 20.41

---------
(1)  Annualized
(2)  Calculation includes ESOP shares not committed to be released
(3)  Calculation excludes ESOP shares not committed to be released
(4) Calculation subtracts goodwill and core deposit intangible from the equity component

                                     Three Months              Six Months
                                    Ended March 31,          Ended March 31,
                                   2007         2006        2007         2006
                                   -----------------        -----------------
AVERAGE BALANCE SHEET:
---------------------
Average total loans             $ 465,460    $ 397,880   $ 452,232   $ 394,290
Average total interest
  earning assets                  546,870      500,835     538,115     498,030
Average total assets              597,015      553,210     588,470     550,792
Average total interest
  bearing deposits                380,916      361,893     378,614     361,755
Average FHLB advances
  & other borrowings               81,578       62,176      73,688      59,528
Average shareholders' equity       77,340       76,740      78,002      75,729

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There were no material changes in information concerning market risk from the information provided in the Company's Form 10-K for the fiscal year ended September 30, 2006.

Item 4.  Controls and Procedures
--------------------------------
(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange
     Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and
     (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange
     Act) that occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
Neither the Company nor the Bank is a party to any material legal proceedings at this time. Further, neither the Company nor the Bank is aware of the threat of any such proceedings. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 1A.  Risk Factors
----------------------
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2006 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------
     Not applicable

Stock Repurchases

The following table sets forth the shares repurchased by the Company during the quarter ended March 31, 2007:



                                                 Total No.
                                                 of Shares
                                                Purchased as   Maximum No.
                           Total                 Part of      of Shares that
                          No. of     Average     Publicly      May Yet Be
                          Shares    Price Paid   Announced    Purchased Under
       Period            Purchased   per Share   Plan (1)(2)  the Plan(1)(2)
-----------------------  ---------  ----------  -----------   --------------

01/01/2007 -                - -     $     - -        - -         125,266
01/31/2007

02/01/2007 -              20,000        36.89      20,000        105,266
02/28/2007

03/01/2007 -              20,000        36.40      20,000         85,266
03/31/2007

Total                     40,000    $   36.69      40,000


On November 20, 2006, the Company announced a share repurchase plan authorizing the repurchase of up to 5% of its outstanding shares, or 186,266 shares. As of March 31, 2007, a total of 101,000 shares had been repurchased at an average price of $36.89 per share. All shares were repurchased through open market broker transactions and no shares were directly repurchased from directors or officers of the Company.

Item 3.  Defaults Upon Senior Securities
----------------------------------------
None to be reported.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
The Company's 2006 Annual Meeting of Shareholders was held on January 23, 2007 at the Hoquiam Timberland Library, 420 7th Street, Hoquiam, Washington. The results of the vote on the election of directors for a three-year term, the only item presented at the meeting, were as follows:

                                  For                         Withheld
                      No. of Votes    Percentage    No. of Votes    Percentage
                      --------------------------    --------------------------

Michael R. Sand        3,375,126        99.35%         21,953         0.65%

David A. Smith         3,371,811        99.26%         25,268         0.74%

Harold L. Warren       3,334,078        98.15%         63,001         1.85%

The following directors, who were not up for re-election at the Annual Meeting of Shareholders, will continue to serve as directors: Clarence E. Hamre, Andrea M. Clinton, James C. Mason, Jon C. Parker and Ronald A. Robbel.

Item 5.  Other Information
--------------------------
None to be reported.

Item 6.  Exhibits
-----------------
     (a)  Exhibits
          3.1     Articles of Incorporation of the Registrant (1)
          3.2     Bylaws of the Registrant (1)
          3.3     Amendment to Bylaws (2)
          10.1    Employee Severance Compensation Plan, as revised (3)
          10.2    Employee Stock Ownership Plan (3)
          10.3    1999 Stock Option Plan (4)
          10.4    Management Recognition and Development Plan (4)
          10.5    2003 Stock Option Plan (5)
          10.6    Form of Incentive Stock Option Agreement (6)
          10.7    Form of Non-qualified Stock Option Agreement (6)
          10.8    Form of Management Recognition and Development Award
                   Agreement (6)
          10.9 Employment Agreement between the Company and the Bank and Michael R. Sand (7)
          10.10 Employment Agreement between the Company and the Bank and Dean J. Brydon (7)
          31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act
          31.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act
          32      Certifications of Chief Executive Officer and Chief
                   Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act
          ------------------
         (1) Incorporated by reference to the Registrant's Registration Statement of Form S-1 (333- 35817).
         (2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2002.
         (3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997; and to the Registrant's Current Report on Form 8-K dated April 13, 2007.
         (4) Incorporated by reference to the Registrant's 1999 Annual Meeting Proxy Statement dated December 15, 1998.
         (5) Incorporated by reference to the Registrant's 2004 Annual Meeting Proxy Statement dated December 24, 2003.
         (6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2005.
         (7) Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 13, 2007.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Timberland Bancorp, Inc.


Date: May 7, 2007                  By: /s/Michael R. Sand
                                       --------------------------------
                                       Michael R. Sand
                                       Chief Executive Officer
                                       (Principal Executive Officer)



Date: May 7, 2007                  By: /s/Dean J. Brydon
                                       ---------------------------------
                                       Dean J. Brydon
                                       Chief Financial Officer
                                       (Principal Financial Officer)

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

Date: May 7, 2007                         /s/Michael R. Sand
                                          ---------------------------------
                                          Michael R. Sand
                                          Chief Executive Officer

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

Date: May 7, 2007                            /s/Dean J. Brydon
                                             ----------------------------
                                             Dean J. Brydon
                                             Chief Financial Officer

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


Date:   May 7, 2007