Form 10-Q
period 2007-06-30
TIMBERLAND BANCORP INC
filed 2007-08-08
CIK 1046050

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 2007

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

Large accelerated filer     Accelerated Filer  X    Non-accelerated filer
                       ----                  ----                        ----

Indicate by check mark whether the registrant is a shell company (in Rule 12b-2 of the Exchange Act).
Yes       No  X
   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS                          SHARES OUTSTANDING AT July 31, 2007
     -----                          -----------------------------------
Common stock, $.01 par value                      6,965,360

                                    INDEX

                                                                      Page
                                                                      ----
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets                     3

              Condensed Consolidated Statements of Income               4

              Condensed Consolidated Statements of Shareholders'
               Equity                                                   5

              Condensed Consolidated Statements of Cash Flows           6-7

              Condensed Consolidated Statements of Comprehensive
               Income                                                   8


              Notes to Condensed Consolidated Financial Statements      9-15

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      15-28


     Item 3.  Quantitative and Qualitative Disclosures about
               Market Risk                                              29

     Item 4.  Controls and Procedures                                   29

PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings                                         29

     Item 1A - Risk Factors                                             29

     Item 2.  Unregistered Sales of Equity Securities and Use
               of Proceeds                                              30

     Item 3.  Defaults Upon Senior Securities                           30

     Item 4.  Submission of Matters to a Vote of Security Holders       30

     Item 5.  Other Information                                         30

     Item 6.  Exhibits                                                  31

SIGNATURES                                                              32

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      June 30, 2007 and September 30, 2006
                   Dollars in thousands, except share amounts
                                                    June 30,    September 30,
                                                       2007             2006
                                                    -----------------------
Assets                                             (Unaudited)
Cash equivalents:
  Non-interest bearing                              $ 11,798       $ 14,870
  Interest bearing deposits in banks                   1,188          2,519
  Federal funds sold                                     205          5,400
                                                    -----------------------
                                                      13,191         22,789
                                                    -----------------------

Certificates of deposit ("CDs") held for investment      - -            100
Investments and mortgage-backed securities: held
 to maturity                                              72             75
Investments and mortgage-backed securities:
 available for sale                                   64,911         81,408
Federal Home Loan Bank ("FHLB") stock                  5,705          5,705

Loans receivable                                     500,694        426,318
Loans held for sale                                    1,165          2,449
Less: Allowance for loan losses                       (4,529)        (4,122)
                                                    -----------------------
     Net loans receivable                            497,330        424,645
                                                    -----------------------

Accrued interest receivable                            3,177          2,806
Premises and equipment                                16,557         16,730
Other real estate owned ("OREO") and other
 repossessed items                                        68             15
Bank owned life insurance ("BOLI")                    12,294         11,951
Goodwill                                               5,650          5,650
Core deposit intangible                                1,292          1,506
Mortgage servicing rights                              1,018            932
Other assets                                           2,881          2,775
                                                    -----------------------
     Total assets                                   $624,146       $577,087
                                                    =======================

Liabilities and shareholders' equity
Deposits                                            $433,514       $431,061
FHLB advances                                        112,463         62,761
Other borrowings: repurchase agreements                  775            947
Other liabilities and accrued expenses                 3,402          2,953
                                                    -----------------------
     Total liabilities                               550,154        497,722
                                                    -----------------------
Commitments and contingencies                             --             --

Shareholders' equity
Preferred stock, $.01 par value; 1,000,000 shares
 authorized; none issued
Common stock, $.01 par value; 50,000,000 shares
 authorized;
  June 30, 2007 - 7,025,360 shares issued and
   outstanding
  September 30, 2006 - 3,757,676 shares issued
   and outstanding on a pre-split basis                   70             38
Additional paid in capital                            11,425         20,888
Unearned shares - Employee Stock Ownership Plan
 ("ESOP")                                             (3,106)        (3,305)
Unearned shares - Management Recognition and
 Development Plan ("MRDP")                              (415)          (188)
Retained earnings                                     66,915         62,933
Accumulated other comprehensive loss                    (897)        (1,001)
                                                    -----------------------
     Total shareholders' equity                       73,992         79,365
                                                    -----------------------
     Total liabilities and shareholders' equity     $624,146       $577,087
                                                    =======================
       See notes to unaudited condensed consolidated financial statements

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           For the three and nine months ended June 30, 2007 and 2006
                  Dollars in thousands, except per share amounts
                                  (unaudited)
                                     Three Months             Nine Months
                                    Ended June 30,           Ended June 30,
                                  2007         2006        2007         2006
                                --------------------      -------------------
Interest and dividend income
Loans receivable                $ 9,981      $ 8,036      $28,050     $23,144
Investments and mortgage-backed
 securities                         350          529        1,185       1,642
Dividends from investments          426          370        1,259       1,036
Federal funds sold                   49          121          192         292
Interest bearing deposits in
 banks                                8           18           61          54
                                --------------------      -------------------
   Total interest and dividend
    income                       10,814        9,074       30,747      26,168
                                --------------------      -------------------
Interest expense
Deposits                          2,866        2,058        8,113       5,554
FHLB advances - short term          651          - -        1,298          13
FHLB advances - long term           627          718        1,875       2,188
Other borrowings                     12           10           39          36
                                --------------------      -------------------
   Total interest expense         4,156        2,786       11,325       7,791
                                --------------------      -------------------
   Net interest income            6,658        6,288       19,422      18,377
Provision for loan losses           260          - -          416          --
                                --------------------      -------------------
   Net interest income after
    provision for loan losses     6,398        6,288       19,006      18,377
                                --------------------      -------------------
Non-interest income
Service charges on deposits         692          769        2,061       2,226
Gain on sale of loans, net           79           60          250         264
BOLI net earnings                   116          112          343         333
Escrow fees                          22           32           77          87
Servicing income on loans sold      127           80          373         266
ATM transaction fees                295          266          830         742
Other                               170          209          471         674
                                --------------------      -------------------
   Total non-interest income      1,501        1,528        4,405       4,592
                                --------------------      -------------------
Non-interest expense
Salaries and employee benefits    2,752        2,727        8,303       8,095
Premises and equipment              557          583        1,827       1,814
Advertising                         190          185          569         501
Loss (gain) from other real
 estate operations                    1            5          (14)        (79)
ATM expenses                        128          105          354         299
Postage and courier                 113          123          347         370
Amortization of core deposit
 intangible                          71           82          214         246
State and local taxes               148          138          420         427
Professional fees                   175          222          524         611
Other                               626          621        2,052       1,863
                                --------------------      -------------------
   Total non-interest expense     4,761        4,791       14,596      14,147
                                --------------------      -------------------

Income before federal income
 taxes                            3,138        3,025        8,815       8,822
Federal income taxes              1,000          964        2,806       2,809
                                --------------------      -------------------
  Net income                    $ 2,138      $ 2,061      $ 6,009     $ 6,013
                                ====================      ===================
Earnings per common share:
  Basic                         $  0.32      $  0.29      $  0.88     $  0.85
  Diluted                       $  0.31      $  0.28      $  0.85     $  0.82
Weighted average shares
 outstanding:
  Basic                       6,713,777    7,141,700    6,863,253   7,058,116
  Diluted                     6,910,165    7,382,876    7,080,530   7,305,004
Dividends paid per share:       $  0.09      $  0.08      $  0.27     $  0.24

       See notes to unaudited condensed consolidated financial statements


                                 TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the year ended September 30, 2006 and the nine months ended June 30, 2007
                      Dollars in thousands, except per share amounts and common stock shares

                                                                                         Accumu-
                                                                                         lated
                                                         Unearned    Unearned            Other
                           Common    Common  Additional  Shares      Shares              Compre-
                        Stock Shares  Stock   Paid-In    Issued to   Issued   Retained   hensive
                        Outstanding  Amount   Capital    ESOP        to MRP   Earnings   Loss        Total
                        -----------  -------  --------  ---------    ------   --------   ------    ---------
Balance, Sept. 30, 2005   7,519,874   $ 38    $22,040   ($3,833)      $  - -   $57,268    ($871)    $74,642

Net income                      - -    - -        - -       - -          - -     8,157      - -       8,157
Issuance of MRDP shares      12,000    - -        195       - -         (195)      - -      - -         - -
Repurchase of
 common stock              (217,200)    (1)    (3,700)      - -          - -       - -      - -      (3,701)
Exercise of stock options   200,678      1      1,827       - -          - -       - -      - -       1,828
Cash dividends
 ($.33 per share)               - -    - -        - -       - -          - -    (2,492)     - -      (2,492)
Earned ESOP shares              - -    - -        480       528          - -       - -      - -       1,008
Earned MRDP shares              - -    - -         (4)      - -            7       - -      - -           3
Stock option compensation
 exp.                           - -    - -         50       - -          - -       - -      - -          50
Change in fair value of
 securities available
 for sale, net of tax           - -    - -        - -       - -          - -       - -     (130)       (130)

Balance, Sept. 30, 2006   7,515,352   $ 38    $20,888   ($3,305)       ($188)  $62,933  ($1,001)    $79,365

(Unaudited)
Net income                      - -    - -        - -       - -          - -     6,009      - -       6,009
Stock split                     - -     36        - -       - -          - -       (36)     - -         - -
Issuance of MRDP shares      15,080    - -        263       - -         (263)      - -      - -         - -
Repurchase of
 common stock              (615,542)    (4)   (11,232)      - -          - -       - -      - -     (11,236)
Exercise of stock
 options                    110,470    - -      1,207       - -          - -       - -      - -       1,207
Cash dividends
 ($.27 per share)               - -    - -        - -       - -          - -    (1,991)     - -      (1,991)
Earned ESOP shares              - -    - -        280       199          - -       - -      - -         479
Earned MRDP shares              - -    - -        - -       - -           36       - -      - -          36
Stock option
 compensation exp.              - -    - -         19       - -          - -       - -      - -          19
Change in fair value of
 securities available
 for sale, net of tax           - -    - -        - -       - -          - -       - -      104         104

Balance, June 30, 2007    7,025,360   $ 70    $11,425   ($3,106)       ($415)  $66,915    ($897)    $73,992

                     See notes to unaudited condensed consolidated financial statements



                    TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the nine months ended June 30, 2007 and 2006
                                 In thousands
                                 (unaudited)
                                                         Nine Months Ended
                                                              June 30,
Cash flow from operating activities                       2007        2006
                                                       ---------------------
Net income                                             $  6,009     $  6,013
Non-cash revenues, expenses, gains and losses
 included in income:
  Provision for loan losses                                 416          - -
  Depreciation                                              760          755
  Deferred federal income taxes                            (178)         - -
  Amortization of core deposit intangible                   214          246
  Earned ESOP shares                                        199          396
  Earned MRDP shares                                         36          - -
  Stock option compensation expense                          19           38
  Stock option tax effect less excess tax benefit           110           92
  Gain on sale of OREO, net                                 (19)         (49)
  Gain on sale of premises and equipment                    (64)         (38)
  BOLI cash surrender value increase                       (343)        (333)
  Gain on sale of loans                                    (250)        (264)
  Increase (decrease) in deferred loan origination fees     123         (322)
Loans originated for sale                               (20,102)     (16,000)
Proceeds from sale of loans                              21,636       17,595
Increase in other assets, net                              (412)        (203)
Increase in other liabilities and accrued expenses, net     449           85
                                                       ---------------------
Net cash provided by operating activities                 8,603        8,011

Cash flow from investing activities
Decrease in certificates of deposit held for investment     100          - -
Proceeds from maturities of securities available
 for sale                                                16,630        4,011
Proceeds from maturities of securities held to maturity       2           17
Increase in loans receivable, net                       (74,580)     (10,868)
Additions to premises and equipment                        (847)      (1,271)
Proceeds from the disposition of premises and equipment     324          - -
Proceeds from sale of OREO                                   37          473
                                                       ---------------------
Net cash used in investing activities                   (58,334)      (7,638)

Cash flow from financing activities
Increase in deposits, net                                 2,453        7,719
Increase (decrease) in FHLB advances - long term          5,952         (577)
Increase (decrease) in FHLB advances - short term        43,750       (8,000)
Increase (decrease) in repurchase agreements               (172)         371
Proceeds from exercise of stock options                     744        1,011
ESOP tax effect                                             280          299
Stock option excess tax benefit                             353          376
Purchase and retirement of common stock                 (11,236)      (1,745)
Payment of dividends                                     (1,991)      (1,810)
                                                       ---------------------
Net cash provided (used in) by financing activities      40,133       (2,356)

Net decrease in cash equivalents                         (9,598)      (1,983)
Cash equivalents
  Beginning of period                                    22,789       28,718
                                                       ---------------------
  End of period                                        $ 13,191     $ 26,735
                                                       ---------------------

      See notes to unaudited condensed consolidated financial statements
                               (continued)

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)
                For the nine months ended June 30, 2007 and 2006
                                In thousands
                                 (unaudited)

                                                         Nine Months Ended
                                                              June 30,
                                                          2007        2006
                                                       ---------------------
Supplemental disclosure of cash flow information
  Income taxes paid                                    $  2,674     $  2,625
  Interest paid                                          11,222        7,544

Supplemental disclosure of non-cash investing activities
  Market value adjustment of securities held for
   sale, net of tax                                         104         (489)
  Loans transferred to OREO and other repossessed
   assets                                                    71           27

Supplemental disclosure of non-cash financing activities
  Shares issued to MRDP                                     263          - -














      See notes to unaudited condensed consolidated financial statements

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
          For the three and nine months ended June 30, 2007 and 2006
                                 In thousands
                                  (unaudited)

                                   Three Months Ended      Nine Months Ended
                                        June 30,                June 30,
                                    2007         2006       2007        2006
                                  --------------------     ------------------
Comprehensive income:
  Net income                      $2,138        $2,061     $6,009      $6,013
  Increase (decrease) in fair
   value of securities available
   for sale, net of tax             (162)         (197)       104        (489)
                                  --------------------     ------------------

Total comprehensive income        $1,976        $1,864     $6,113      $5,524
                                  ====================     ==================














      See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006 ("2006 Form 10-K"). The results of operations for the nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year.

(b) Stock Split: On June 5, 2007 the Company's common stock was split two-for-one in the form of a 100% stock dividend. Each shareholder of record as of May 22, 2007 received one additional share for every share owned. All share and per share amounts (including stock options) in the condensed consolidated financial statements and accompanying notes were restated to reflect the split, except as otherwise noted.

(c) Principles of Consolidation: The interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Timberland Bank ("Bank"), and the Bank's wholly-owned subsidiary,
Timberland Service Corp.   All significant inter-company balances have been
eliminated in consolidation.

(d) Operating Segment: The Company provides a broad range of financial services to individuals and companies located primarily in Western Washington. These services include demand, time and savings deposits; real estate, business and consumer lending; escrow services; and investment advisory services. While the Company's chief decision maker monitors the revenue streams from the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of our operations are considered by management to be aggregated in one reportable operating segment.

(e) The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(f) Certain prior period amounts have been reclassified to conform to the June 30, 2007 presentation with no change to net income or shareholders' equity previously reported.

(2) EARNINGS PER SHARE
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options and awarded but not released MRDP shares. In accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Bank's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At June 30, 2007 and 2006, there were 440,830 and 511,364 ESOP shares, respectively, that had not been allocated.

                                 Three Months Ended       Nine Months Ended
                                      June 30,                 June 30,
                                  2007        2006        2007        2006
                               ----------------------  ----------------------
Basic EPS computation
  Numerator - net income       $2,138,000  $2,061,000  $6,009,000  $6,013,000
  Denominator - weighted
   average common shares
   outstanding                  6,713,777   7,141,700   6,863,253   7,058,116
                               ----------  ----------  ----------  ----------

Basic EPS                      $ 0.32      $ 0.29      $ 0.88      $ 0.85

Diluted EPS computation
  Numerator - net income       $2,138,000  $2,061,000  $6,009,000  $6,013,000
  Denominator - weighted
   average common shares
   outstanding                  6,713,777   7,141,700   6,863,253   7,058,116
Effect of dilutive stock
 options                          193,827     241,176     215,232     246,888
Effect of dilutive MRDP
 shares                             2,561         - -       2,045         - -
                               ----------  ----------  ----------  ----------
Weighted average common shares
 and common stock equivalents   6,910,165   7,382,876   7,080,530   7,305,004
                               ----------  ----------  ----------  ----------

Diluted EPS                    $ 0.31      $ 0.28      $ 0.85      $ 0.82


(3) STOCK BASED COMPENSATION
On October 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS" or "Statement") SFAS No. 123(R), Share Based Payment, which requires measurement of the compensation cost for all stock-based awards based on the grant-date fair value and recognition of compensation cost over the service period of stock-based awards. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation methodology previously utilized for options in footnote disclosures required under SFAS No. 123. The Company has adopted SFAS No. 123(R) using the modified prospective method, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition, for both new and existing stock-based awards.


(4) STOCK COMPENSATION PLANS
Stock Option Plans
------------------
Under the Company's stock option plans (i.e., the 1999 Stock Option Plan and the 2003 Stock Option Plan), the Company may grant options for up to a combined total of 1,622,500 shares of common stock to employees, officers and directors. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company's common stock on the date of grant. The options generally vest over a ten-year period, which may be accelerated if the Company meets certain performance criteria. Generally, options vest in annual installments 10% on each of the ten anniversaries from the date of the grant and if the Company meets three of four established performance criteria the vesting is accelerated to 20% for that year. These four performance criteria are: (i) generating a return on assets which exceeds that of the median of all thrifts in the 12th FHLB District having assets within

$250 million of the Company; (ii) generating an efficiency ratio which is less than that of the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; (iii) generating a net interest margin which exceeds the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; and (iv) increasing the Company's earnings per share over the prior fiscal year. The Company performs the accelerated vesting analysis in February of each year based on the results of the most recently completed fiscal year. At June 30, 2007, options for 279,416 shares are available for future grant under these plans.

Following is activity under the plans:

                                                       Nine Months Ended
                                                         June 30, 2007
                                                  Total Options Outstanding
                                                  -------------------------

                                                                    Weighted
                                                         Weighted   Average
                                                         Average    Grant Date
                                                         Exercise   Fair
                                                Shares   Price      Value
                                               --------  --------   ----------
Options outstanding, beginning of period       524,144     $7.26      $1.85
Exercised                                     (110,470)     6.73       1.76
Forfeited                                       (1,000)     7.61       1.99
Granted                                             --        --         --
                                               -------
Options outstanding, end of period             412,674     $7.39      $1.87

Options exercisable, end of period             391,670     $7.30      $1.85


                                                       Nine Months Ended
                                                         June 30, 2006
                                                  Total Options Outstanding
                                                  -------------------------

                                                                    Weighted
                                                         Weighted   Average
                                                         Average    Grant Date
                                                         Exercise   Fair
                                                Shares   Price      Value
                                               --------  --------   ----------
Options outstanding, beginning of period        724,822    $6.93      $1.79
Exercised                                      (167,678)    6.04       1.64
Granted                                              --       --         --
                                                -------
Options outstanding, end of period              557,144    $7.20      $1.84

Options exercisable, end of period              510,136    $7.06      $1.81

The aggregate intrinsic value of all options outstanding at June 30, 2007 was $3.43 million. The aggregate intrinsic value of all options that were exercisable at June 30, 2007 was $3.29 million. The aggregate intrinsic value of all options outstanding at June 30, 2006 was $4.69 million. The aggregate intrinsic value of all options that were exercisable at June 30, 2006 was $4.36 million.

                                             Nine Months Ended June 30,
                                               Total Unvested Options
                                               ----------------------
                                              2007                2006
                                        ------------------  ------------------
                                                  Weighted            Weighted
                                                  Average             Average
                                                  Grant               Grant
                                                  Date                Date
                                                  Fair                Fair
                                        Shares    Value     Shares    Value
                                        --------------------------------------
Unvested options, beginning of period   45,008    $2.15     77,680    $2.09
Vested                                 (23,004)    2.07    (30,672)    2.00
Forfeited                               (1,000)    1.99         --       --
Granted                                     --       --         --       --
                                        ------              ------
Unvested options, end of period         21,004    $2.23     47,008    $2.14

The total fair value of options vested during the nine months ended June 30, 2007 was $48,000. The total fair value of options vested during the nine months ended June 30, 2006 was $61,000.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:
                                                        Nine Months Ended
                                                             June 30,
                                                        -----------------
                                                          (In Thousands)
                                                        2007         2006
                                                        ----         ----
Proceeds from options exercised                         $744        $1,012
Related tax benefit recognized                           463           468
Intrinsic value of options exercised                   1,231         1,377

Options outstanding at June 30, 2007 were as follows:
                       Outstanding                      Exercisable
               -----------------------------   -------------------------------
                                 Weighted                         Weighted
                       Weighted  Average                Weighted  Average
Range                  Average   Remaining              Average   Remaining
Exercise               Exercise  Contractual            Exercise  Contractual
Prices         Shares  Price     Life (Years)  Shares   Price     Life (Years)
------------   ------  -------   -----------   ------   -------   -----------
$ 6.00-6.19   233,810  $ 6.00        1.7      233,810   $ 6.00        1.7
  6.80-7.45    66,638    7.35        3.9       66,638     7.35        3.9
  7.60-7.98     6,000    7.91        4.9        2,000     7.85        4.8
  9.53         56,680    9.52        5.7       39,676     9.52        5.7
  11.46-11.63  49,546   11.51        6.5       49,546    11.51        6.5
              -------                         -------
              412,674  $ 7.39        3.2      391,670   $ 7.30        3.1

Options outstanding at June 30, 2006 were as follows:
                       Outstanding                      Exercisable
               -----------------------------   -------------------------------
                                 Weighted                         Weighted
                       Weighted  Average                Weighted  Average
Range                  Average   Remaining              Average   Remaining
Exercise               Exercise  Contractual            Exercise  Contractual
Prices         Shares  Price     Life (Years)  Shares   Price     Life (Years)
------------   ------  -------   -----------   ------   -------   -----------
$ 6.00-6.19   351,110   $ 6.01       2.6       350,110   $ 6.01       2.6
  6.80-7.45    66,678     7.35       5.1        60,010     7.35       5.1
  7.60-7.98    21,000     7.76       5.7        10,000     7.68       5.6
  9.53         56,680     9.53       6.7        28,340     9.53       6.7
 11.46-11.63   61,676    11.53       7.6        61,676    11.53       7.6
              -------                          -------
              557,144   $ 7.20       4.0       510,136   $ 7.06       3.8

There were no options granted during the nine months ended June 30, 2007 and June 30, 2006.

Stock Grant Plans
-----------------
The Company adopted the MRDP in 1998, which was subsequently approved by shareholders in 1999 for the benefit of employees, officers and directors of the Company. The objective of the MRDP is to retain and attract personnel of experience and ability in key positions by providing them with a proprietary interest in the Company.

The MRDP allows for the issuance to participants of up to 529,000 shares of the Company's common stock. Shares may be purchased in the open market or may be issued from authorized and unissued shares. Awards under the MRDP are made in the form of restricted shares of common stock that are subject to restrictions on the transfer of ownership. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participants is recognized over a five-year vesting period, with 20% vesting
on each of the five anniversaries from the date of the grant.   During the
nine months ended June 30, 2007 the Company awarded 15,080 MRDP shares to officers and directors. These shares had a weighted average grant date fair value of $17.44 per share. There were no MRDP shares granted during the nine months ended June 30, 2006.

At June 30, 2007 there were a total of 27,080 unvested MRDP shares with a
weighted average grant date fair value of $16.90.   There were no MRDP shares
that vested during the nine months ended June 30, 2007 and 2006. At June 30, 2007, there were 92,066 shares available for future award under the MRDP.


Expenses for Stock Compensation Plans
-------------------------------------
Compensation expenses for all stock-based plans were as follows:
                                             Nine Months Ended June 30,
                                            2007                   2006
                                            ---------------------------
                                                  (In thousands)
                                     Stock       Stock      Stock       Stock
                                     Options     Grants     Options     Grants
                                     -------     ------     -------     ------
Compensation expense recognized
 in income                            $  19      $  40       $  38      $ - -
Related tax benefit recognized            7         14          13        - -

The compensation expense yet to be recognized for stock based awards that have been awarded but not vested for the years ending September 30 is as follows (in thousands):
                                          Stock         Stock         Total
                                          Options       Grants        Awards
                                          -------       ------        ------
Remainder of 2007                          $ 6           $ 23          $ 29
2008                                         5             92            97
2009                                         2             92            94
2010                                         1             91            92
2011                                        --             85            85
2012                                        --             32            32
                                           ---           ----          ----
Total                                      $14           $415          $429


(5) DIVIDEND / SUBSEQUENT EVENT
On July 12, 2007, the Company announced a quarterly cash dividend of $0.10 per common share, payable August 23, 2007, to shareholders of record as of the close of business on August 9, 2007.


(6) RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles ("GAAP"), and expands disclosures about fair value measurements. This Statement expands other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is assessing the impact of adoption of SFAS 157 on the Company's consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for
Financial Assets and Financial Liabilities   Including an amendment of FASB
Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The adoption of this Statement is not expected to have a material impact on the Company's consolidated financial statements.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three and nine months ended June 30, 2007. This analysis as well as other sections of this report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward looking statements may describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward looking statements as a result of a wide variety or range of factors including, but not limited to: interest rate fluctuations; economic conditions in the Company's primary market areas; deposit flows; demand for residential, commercial real estate, consumer, and other types of loans; real estate values; success of new products and services; technological factors affecting operations; and other risks detailed in the Company's reports filed with the SEC, including its 2006 Form 10-K. Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any forward-looking statements.

Overview

Timberland Bancorp, Inc., a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank, SSB upon the Bank's conversion from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank ("Conversion"). The Conversion was completed on January 12, 1998 through the sale and issuance of 13,225,000 shares of common stock by the Company. At June 30, 2007, the Company had total assets of $624.15 million and total shareholders' equity of $73.99 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank.

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

The Bank is a community-oriented bank which offers a variety of deposit and loan products to its customers. The Bank operates 21 branches (including its main office in Hoquiam) and a loan production office in the following market areas:
                                       15

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


Comparison of Financial Condition at June 30, 2007 and September 30, 2006

The Company's total assets increased by $47.06 million, or 8.2%, to $624.15 million at June 30, 2007 from $577.09 million at September 30, 2006, primarily attributable to a $72.68 million, or 17.1%, increase in net loans receivable. This increase was partially offset by a $16.50 million decrease in investment and mortgage-backed securities and a $9.60 million decrease in cash equivalents.

Total deposits increased by $2.45 million to $433.51 million at June 30, 2007 from $431.06 million at September 30, 2006 primarily attributable to an increase in certificate of deposit accounts and money market accounts. These increases were partially offset by decreases in non-interest bearing accounts and N.O.W. checking accounts.

Shareholders' equity decreased by $5.38 million to $73.99 million at June 30, 2007 from $79.37 million at September 30, 2006. The decrease in shareholders equity was primarily a result of share repurchases and dividends paid to shareholders.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash Equivalents: Cash equivalents decreased by $9.60 million or 42.1% to $13.19 million at June 30, 2007 from $22.79 million at September 30, 2006. The decrease was primarily a result of federal funds sold decreasing by $5.20 million, non-interest bearing accounts decreasing by $3.07 million, and interest bearing deposits in banks decreasing by $1.33 million. These liquid funds decreased primarily to fund loan portfolio growth.

Investment Securities and Mortgage-backed Securities: Investment and mortgage-backed securities decreased by $16.50 million or 20.3% to $64.98 million at June 30, 2007 from $81.48 million at September 30, 2006, as a result of regular amortization and prepayments on mortgage-backed securities and the maturity or call of U.S. agency securities. At June 30, 2007, the Company's securities' portfolio was comprised of mutual funds of $31.86 million, U.S. agency securities of $18.90 million, and mortgage-backed securities of $14.22 million. The mutual funds invest primarily in mortgage-backed products and U.S. agency securities. For additional information, see the "Investment Securities" table included herein.

Loans: Net loans receivable increased by $72.68 million or 17.1% to $497.33 million at June 30, 2007 from $424.65 million at September 30, 2006. The increase in the portfolio was primarily a result of a $26.96 million increase in construction loans (net of undisbursed portion of construction loans in process), a $24.20 million increase in land loans, a $14.03 million increase in multi-family loans, a $7.52 million increase in consumer loans, a $5.17 million increase in one- to four-family loans and a $4.82 million increase in commercial business loans. These increases were partially offset by a $9.49 million decrease in commercial real estate loans. The majority of the increase in multi-family loan category was a result of several loans being switched to the multi-family category from the commercial real estate category.

Loan demand remained strong as loan originations totaled $233.37 million for the nine months ended June 30, 2007 compared to $169.82 million for nine months ended June 30, 2006. The Bank also continued to sell longer-term fixed rate loans for asset liability management purposes. The Bank sold fixed rate one- to four-family mortgage loans totaling $21.64 million for nine months ended June 30, 2007 compared to $17.60 million for the nine months ended June 30, 2006.

For additional information, see the sections entitled "Loan Portfolio Composition" and "Construction and Land Development Loan Portfolio Composition" included herein.

Other Real Estate Owned and Other Repossessed Items: OREO and other repossessed items increased to $68,000 at June 30, 2007 from $15,000 at September 30, 2006 as one manufactured home was repossessed. At June 30, 2007, OREO and other repossessed items consisted of one manufactured home. For additional information, see the section entitled "Non-performing Assets" included herein.

Premises and Equipment: Premises and equipment decreased to $16.56 million at June 30, 2007 from $16.73 million at September 30, 2006. The decrease was primarily a result of selling a land parcel in Grays Harbor County.

Goodwill and Core Deposit Intangible: The value of goodwill remained unchanged. The amortized value of core deposit intangible decreased to $1.29 million at June 30, 2007 from $1.51 million at September 30, 2006. The decrease is attributable to scheduled amortization of the core deposit intangible.

Deposits: Deposits increased by $2.45 million, or 0.6%, to $433.51 million at June 30, 2007 from $431.06 million at September 30, 2006. The deposit increase was primarily a result of a $15.61 million increase in certificate of deposit accounts and a $4.07 million increase in money market accounts. These increases were partially offset by a decrease of $9.22 million in N.O.W. checking accounts, a $7.33 million decrease in non-interest bearing accounts, and a $677,000 decrease in savings accounts. For additional information, see the section entitled "Deposit Breakdown" included herein.

FHLB Advances and Other Borrowings: FHLB advances and other borrowings increased by $49.53 million to $113.24 million at June 30, 2007 from $63.71 million at September 30, 2006 as the Bank used additional advances to fund loan portfolio growth. For additional information, see "FHLB Advance Maturity Schedule" included herein.

Shareholders' Equity: Total shareholders' equity decreased by $5.38 million to $73.99 million at June 30, 2007 from $79.37 million at September 30, 2006, primarily as a result of share repurchases of $11.24 million and dividends to shareholders of $1.99 million. These decreases to shareholders' equity were partially offset by net income of $6.01 million, an increase of $1.72 million from the exercise of stock options and vesting associated with the Company's benefit plans, and a $104,000 net increase in the fair value of securities available for sale.

During the nine months ended June 30, 2007 the Company repurchased 615,542 shares of its common stock for $11.24 million at an average price of $18.25 per share. Cumulatively, the Company has repurchased 7,566,984 shares (57.2%) of the 13,225,000 shares that were issued in its 1998 initial public offering, at an average price of $8.82 per share. For additional information, see Item 2 of Part II of this Form 10-Q.

Non-performing Assets: Non-performing assets to total assets were 0.17% at June 30, 2007 compared to 0.02% at September 30, 2006, as total non-performing assets increased to $1.05 million at June 30, 2007 from $95,000 at September 30, 2006.

Total non-performing assets of $1.05 million at June 30, 2007 consisted of a $347,000 commercial real estate loan, four single-family mortgage loans totaling $351,000, a $250,000 single-family construction loan, a $34,000 land loan and other repossessed items totaling $68,000. The Company had a net charge-off of $9,000 during the nine months ended June 30, 2007. For additional information, see the section entitled "Non-performing Assets" and "Activity in the Allowance for Loan Losses" included herein.

Investment Securities
---------------------
The following table sets forth the composition of the Company's investment securities portfolio.

                                      At June 30,          At September 30,
                                         2007                    2006
                                   Amount     Percent     Amount     Percent
                                   ------------------     ------------------
                                             (Dollars in thousands)
Held-to-maturity:
  Mortgage-backed securities      $    72       0.1%      $    75      0.1%

Available-for-sale (at fair value)
  U.S. agency securities           18,904      29.1        31,718     38.9
  Mortgage-backed securities       14,145      21.8        17,603     21.6
  Mutual funds                     31,862      49.0        32,087     39.4
                                  -------     -----       -------    -----

Total portfolio                   $64,983     100.0%      $81,483    100.0%
                                  =======     =====       =======    =====

Loan Portfolio Composition
--------------------------
The following table sets forth the composition of the Company's loan portfolio.

                                        At June 30,         At September 30,
                                            2007                  2006
                                      Amount    Percent     Amount    Percent
                                      -----------------     -----------------
                                              (Dollars in thousands)
Mortgage loans:
  One- to four-family (1)            $103,883    18.2%     $98,709     20.1%
  Multi-family                         31,719     5.6       17,689      3.6
  Commercial                          128,118    22.4      137,609     28.1
  Construction and
   land development                   181,157    31.7      146,855     29.9
  Land                                 53,794     9.4       29,598      6.0
                                     --------   -----     --------    -----
    Total mortgage loans              498,671    87.3      430,460     87.7
Consumer loans:
  Home equity and second mortgage      44,347     7.8       37,435      7.6
  Other                                11,735     2.0       11,127      2.3
                                     --------   -----     --------    -----
                                       56,082     9.8       48,562      9.9

Commercial business loans              16,625     2.9       11,803      2.4
                                     --------   -----     --------    -----
        Total loans                   571,378   100.0%     490,825    100.0%
                                                =====                 =====
Less:
  Undisbursed portion of
   construction loans in process      (66,598)             (59,260)
  Deferred loan origination fees       (2,921)              (2,798)
  Allowance for loan losses            (4,529)              (4,122)
                                     --------             --------
Total loans receivable, net          $497,330             $424,645
                                     ========             ========

--------------
(1)  Includes loans held-for-sale.


Construction and Land Development Loan Portfolio Composition
------------------------------------------------------------
The following table sets forth the composition of the Company's construction and land development loan portfolio.
                                        At June 30,         At September 30,
                                            2007                  2006
                                      Amount    Percent     Amount    Percent
                                      -----------------     -----------------
                                              (Dollars in thousands)

Custom and owner/builder const.      $ 48,894     27.0%     $ 46,346    31.6%
Speculative construction               43,655     24.1        34,363    23.4
Commercial real estate                 50,729     28.0        42,398    28.9
Multi-family                           19,801     10.9         7,662     5.2
Land development                       18,078     10.0        16,086    10.9
                                     --------    -----      --------   -----
   Total construction loans          $181,157    100.0%     $146,855   100.0%
                                     ========    =====      ========   =====

Activity in the Allowance for Loan Losses
-----------------------------------------
The following table sets forth information regarding activity in the allowance for loan losses.

                                                      Three Months Ended
                                                           June 30,
                                                      2007           2006
                                                      -------------------
                                                         (In thousands)
Balance at beginning of period                        $4,272        $4,119
Provision for loan losses                                260           - -
Loans charged off                                         (3)           (2)
Recoveries on loans previously charged off                --             3
                                                      --------------------
Net recovery (charge-off)                                 (3)            1
                                                      ------        ------
Balance at end of period                              $4,529        $4,120
                                                      ======        ======


                                                       Nine Months Ended
                                                            June 30,
                                                      2007           2006
                                                      -------------------
                                                         (In thousands)
Balance at beginning of period                       $4,122         $4,099
Provision for loan losses                               416            - -
Loans charged off                                       (10)            (2)
Recoveries on loans previously charged off                1             23
                                                     ---------------------
Net recovery (charge-off)                                (9)            21
                                                     ------         ------
Balance at end of period                             $4,529         $4,120
                                                     ======         ======


Non-performing Assets
---------------------
The following table sets forth information with respect to the Company's non-performing assets.
                                                        At           At
                                                     June 30,    September 30,
                                                       2007         2006
                                                     ------------------------
                                                      (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family                                 $  351        $ 80
Commercial real estate                                   347         - -
Construction and land development                        250         - -
Land                                                      34         - -
                                                      ------        ----
     Total                                               982          80

Accruing loans which are contractually
past due 90 days or more:                                - -         - -
                                                      ------        ----
     Total                                               - -         - -

Total of non-accrual and
90 days past due loans                                   982          80

Other real estate owned and other
repossessed items                                         68          15
                                                      ------        ----
     Total non-performing assets                      $1,050        $ 95
                                                      ======        ====

Restructured loans                                       - -         - -

Non-accrual and 90 days or more past
due loans as a percentage of loans
receivable (1)                                          0.20%       0.02%

Non-accrual and 90 days or more past
due loans as a percentage of total assets               0.16%       0.01%

Non-performing assets as a percentage
of total assets                                         0.17%       0.02%

Loans receivable (1)                                $501,859    $428,767
                                                    ========    ========

Total assets                                        $624,146    $577,087
                                                    ========    ========
------------
(1)  Includes loans held-for-sale and is before the allowance for loan losses.


Deposit Breakdown
-----------------

The following table sets forth the composition of the Company's deposit balances.

                                              At                   At
                                         June 30, 2007     September 30, 2006
                                         -------------     ------------------
                                                    (In thousands)

Non-interest bearing                        $ 50,580            $ 57,905
N.O.W. checking                               80,290              89,509
Savings                                       59,558              60,235
Money market accounts                         46,446              42,378
Certificates of deposit under $100,000       131,803             128,183
Certificates of deposit $100,000 and over     64,837              52,851
                                            --------            --------
               Total Deposits               $433,514            $431,061
                                            ========            ========


FHLB Advance Maturity Schedule
------------------------------
The Bank has short- and long-term borrowing lines with the FHLB of Seattle with total credit on the lines equal to 30% of the Bank's total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. FHLB advances consisted of the following:

                                       At June 30,         At September 30,
                                          2007                   2006
                                    Amount    Percent     Amount     Percent
                                    -----------------     ------------------
                                             (Dollars in thousands)

Short-term                         $ 72,750     64.7%      $29,000     46.2%
Long-term                            39,713     35.3        33,761     53.8
                                   --------    -----       -------    -----
Total FHLB advances                $112,463    100.0%      $62,761    100.0%
                                   ========    =====       =======    =====

The Bank's FHLB borrowings mature at various dates through December 2016 and
bear interest at rates ranging from 4.10% to 6.18%.   Principal reduction
amounts due for future years ending September 30 are as follows (in thousands):

2007               $ 72,767
2008                 15,069
2009                  4,627
2010                    - -
2011                    - -
Thereafter           20,000
                   --------
Total              $112,463
                   ========

A portion of these advances have a putable feature and may be called by the FHLB earlier than the above schedule indicates.


Comparison of Operating Results for the Three and Nine Months Ended June 30, 2007 and 2006

The Company's net income increased by $77,000 or 3.7% to $2.14 million for the quarter ended June 30, 2007 from $2.06 million for the quarter ended June 30, 2006. Diluted earnings per share increased 10.7% to $0.31 for the quarter ended June 30, 2007 from $0.28 for the quarter ended June 30, 2006.

Net income decreased slightly by $4,000 but remained at $6.01 million for the nine months ended June 30, 2007 and for the comparable period in 2006. Diluted earnings per share increased to $0.85 for the nine months ended June 30, 2007 from $0.82 for the nine months ended June 30, 2006.

The increase in diluted earnings per share was primarily a result of increased net interest income and a decrease in the weighted average number of shares outstanding due to share repurchases. Net interest income increased during the current periods as a result of a larger interest earning asset base, however, margin compression resulting from higher funding costs mitigated the impact of this growth. Following the industry trend and a flat yield curve environment, the net interest margin compressed to 4.67% and 4.72% for the three and nine months ended June 30, 2007 from 5.00% and 4.90% for the three and nine months ended June 30, 2006.

A more detailed explanation of the income statement categories is presented below.

Net Income: Net income for the quarter ended June 30, 2007 increased by $77,000 to $2.14 million from $2.06 million for the quarter ended June 30, 2006. Earnings per diluted share for the quarter ended June 30, 2007 increased to $0.31 from $0.28 for the quarter ended June 30, 2006. The $0.03 increase in diluted earnings per share for the quarter ended June 30, 2007 was primarily a result of a $370,000 ($244,000 net of income tax - $0.04 per diluted share) increase in net interest income and a decrease in the number of weighted average shares outstanding ($0.02 per diluted share) primarily due to share repurchases. These increases to earnings per share were partially offset by a $260,000 ($172,000 net of income tax - $0.03 per diluted share) increase in the provision for loan losses.

Net income for the nine months ended June 30, 2007 decreased by $4,000 to $6.01 million, or $0.85 per diluted share from $6.01 million, or $0.82 per diluted share for the nine months ended June 30, 2006. The $0.03 increase in diluted earnings per share for the nine months ended June 30, 2007 was primarily the result of a $1.04 million ($690,000 net of income tax - $0.10 per diluted share) increase in net interest income, and a decrease in the number of weighted average shares outstanding ($0.03 per diluted share) primarily due to share repurchases. These increases were partially offset by a $449,000 ($296,000 net of income tax - $0.04 per diluted share) increase in non-interest expense, a $416,000 ($275,000 net of income tax - $0.04 per diluted share) increase in the provision for loan losses and a $187,000 ($123,000 net of income tax - $0.02 per diluted share) decrease in non-interest income.

Net Interest Income:   Net interest income increased by $370,000, or 5.9%, to
$6.66 million for the quarter ended June 30, 2007 from $6.29 million for the quarter ended June 30, 2006, primarily as a result of a larger interest
earning asset base.   Total interest income increased by $1.74 million to
$10.81 million for the quarter ended June 30, 2007 from $9.07 million for the quarter ended June 30, 2006 as average total interest earning assets increased by $67.79 million. The yield on interest earning assets increased to 7.58% for the quarter ended June 30, 2007 from 7.22% for the quarter ended June 30, 2006. Total interest expense increased by $1.37 million to $4.16 million for the quarter ended June 30, 2007 from $2.79 million for the quarter ended June 30, 2006 as the average rate paid on interest bearing liabilities increased to 3.42% for the quarter ended June 30, 2007 from 2.65% for the quarter ended June 30, 2006. The net interest margin decreased to 4.67% for the quarter ended June 30, 2007 from 5.00% for the quarter ended June 30, 2006.

Net interest income increased by $1.04 million to $19.42 million for the nine months ended June 30, 2007 from $18.38 million for the nine months ended June 30, 2006, primarily as a result of a larger interest earning asset base.
Total interest income increased by $4.58 million to $30.75 million for the nine months ended June 30, 2007 from $26.17 million for the nine months ended June 30, 2006 as average total interest earning assets increased by $49.32 million. The yield on interest earning assets increased to 7.47% for the nine months ended June 30, 2007 from 6.98% for the nine months ended June 30, 2006. Total interest expense increased by $3.54 million to $11.33 million for the nine months ended June 30, 2007 from $7.79 million for the nine months ended June 30, 2006 as the average rate paid on interest bearing liabilities increased to 3.26% for the nine months ended June 30, 2007 from 2.47% for the nine months ended June 30, 2006. The net interest margin decreased to 4.72% for the nine months ended June 30, 2007 from 4.90% for the nine months ended June 30, 2006.

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

                             Three months ended         Nine months ended
                                June 30, 2007             June 30, 2007
                          compared to three months   compared to nine months
                              ended June 30, 2006      ended June 30, 2006
                              increase (decrease)      increase (decrease)
                                    due to                   due to
                             ----------------------   ----------------------
                                              Net                       Net
                             Rate   Volume   Change   Rate   Volume    Change
                             ----   ------   ------   ----   ------    ------
                                       (In thousands)
Interest-earning assets:
 Loans receivable (1)       $   39   $1,904   $1,943  $  728  $4,179   $4,907
 Investments and

                                       23
  mortgage-backed
  securities                    27     (206)    (179)    (14)   (443)    (457)
 FHLB stock and
  equity securities             49        7       56     211      12      223
 Federal funds sold              7      (77)     (70)     (4)    (97)    (101)
 Interest-bearing
  deposits                       2      (12)     (10)      7     - -        7
                            ------   ------   ------  ------  ------   ------
Total net increase in
 income on interest-
 earning assets                124    1,616    1,740     928   3,651    4,579

Interest-bearing
 liabilities:
 Savings accounts                1       (4)      (3)    - -     (11)     (11)
 NOW accounts                   (5)     (24)     (29)      7     (24)     (17)
 Money market
  Accounts                     135       30      165     331      15      346
 Certificate accounts          415      260      675   1,461     779    2,240
 Short-term borrowings           4      649      653      41   1,247    1,288
 Long-term borrowings          (23)     (68)     (91)    (59)   (253)    (312)
                            ------   ------   ------  ------  ------   ------

Total net increase
 in expense on interest
 bearing liabilities           527      843    1,370   1,781   1,753    3,534

Net increase (decrease)
 in net interest income      ($403)  $  773   $  370   ($853) $1,898   $1,045



(1) Includes loans originated for sale.

Provision for Loan Losses: A provision for loan losses of $260,000 was made during the quarter ended June 30, 2007 compared to no provision made during quarter ended June 30, 2006. For the nine months ended June 30, 2007 a provision for loan losses of $416,000 was made compared to no provision for the nine months ended June 30, 2006. The provisions were made primarily in connection with strong loan portfolio growth and changes in the composition of the loan portfolio. At June 30, 2007, the Company's non-performing assets to total assets were 0.17%.

The Bank has established a comprehensive methodology for determining the provision for loan losses. On a quarterly basis the Bank performs an analysis that considers pertinent factors underlying the quality of the loan portfolio. The factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of loans on non-accrual status, and other factors to determine an appropriate level of allowance for loan losses. Based on its comprehensive analysis, management deemed the allowance for loan losses of $4.53 million at June 30, 2007 (0.90% of loans receivable and 461% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. The allowance for loan losses was $4.12 million (1.03% of loans receivable and 213% of non-performing loans) at June 30, 2006. The Company had a net charge-off of $3,000 for the quarter June 30, 2007 and net recovery of $1,000 for the quarter ended June 30, 2006. The Company had a net charge-off of $9,000 for nine months ended June 30,

2007 and a net recovery of $21,000 for the nine months ended June 30, 2006. For additional information, see the section entitled "Activity in the Allowance for Loan Losses" included herein.

Non-interest Income: Total non-interest income decreased by $27,000 to $1.50 million for the quarter ended June 30, 2007 from $1.53 million for the quarter ended June 30, 2006, primarily as a result of a decrease in service charges on deposits and a decrease in fee income from the sale of non-deposit investment products. These decreases were partially offset by increased servicing income on loans sold, increased gains on sale of loans, and increased ATM transaction fees.

Total non-interest income decreased by $187,000 to $4.41 million for the nine months ended June 30, 2007 from $4.59 million for the nine months ended June 30, 2006, primarily as a result of a decrease in services charges on deposits and a decrease in fee income from the sale of non-deposit investment products. The decrease in service charges on deposits was primarily a result of fewer overdrafts on checking accounts. The reduction in non-deposit investment sale fee income was a result of decreased sales volume. These decreases were partially offset by increased servicing income on loans sold and increased ATM transaction fees.

Non-interest Expense: Total non-interest expense decreased by $30,000 to $4.76 million for the quarter ended June 30, 2007 from $4.79 million for the quarter ended June 30, 2006. The decrease was primarily attributable to a $59,000 gain on the sale of a land parcel that was recorded in the premises and equipment expense category. The Company's efficiency ratio improved to 58.35% for the quarter ended June 30, 2007 from 61.30% for the quarter ended June 30, 2006.

Total non-interest expense increased by $449,000 or 3.2% to $14.60 million for the nine months ended June 30, 2007 from $14.15 million for the nine months ended June 30, 2006. The increase was primarily a result of a $208,000 increase in salary expense, a $68,000 increase in advertising expense, a $55,000 increase in ATM expense and smaller increases in several other categories. The Company's efficiency ratio improved to 61.26% for the nine months ended June 30, 2007 from 61.59% for the nine months ended June 30, 2006.

Provision for Income Taxes: The provision for income taxes increased to $1.00 million for the quarter ended June 30, 2007 from $964,000 for the quarter ended June 30, 2006 primarily as a result of higher income before taxes. The Company's effective tax rate was 31.87% for the quarters ended June 30, 2007 and June 30, 2006.

The provision for income taxes was $2.81 million for the nine months ended June 30, 2007 and the nine months ended June 30, 2006. The Company's effective tax rate was 31.83% for the nine months ended June 30, 2007 and 31.84% for the nine months ended June 30, 2006.

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

An analysis of liquidity should include a review of the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2007. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchases of securities, and the net change in loans. Financing activities present the cash flows associated with the Company's deposit accounts, other borrowings and stock related transactions.

The Company's total cash equivalents decreased by $9.60 million to $13.19 million at June 30, 2007 from $22.79 million at September 30, 2006. The Company's decreased liquid assets were primarily a result of funding loan growth.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2007, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 8.95%. The Bank maintained an uncommitted credit facility with the FHLB of Seattle that provided for immediately available advances up to an aggregate amount of $181.20 million, under which $112.46 million was outstanding at June 30, 2007. The Bank also has a $10.00 million overnight credit line with Pacific Coast Banker's Bank. At June 30, 2007, the Bank did not have any outstanding advances on this credit line.

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

The Bank's primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction and land development loans, land loans, consumer loans, and commercial business loans. At June 30, 2007, the Bank had loan commitments totaling $43.30 million and undisbursed loans in process totaling $66.60 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2007 totaled $170.45 million. Historically, the Bank has been able to retain a significant amount of its certificates of deposit as they mature.

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At June 30, 2007, the Bank was in compliance with all applicable capital requirements. For additional details see the section below entitled "Regulatory Capital."

Regulatory Capital
------------------
The following table compares the Bank's regulatory capital at June 30, 2007 to its minimum regulatory capital requirements at that date (Dollars in thousands):
                                                          Percent of
                                           Amount   Adjusted Total Assets (1)
                                           ------   ------------------------
Tier 1 (leverage) capital                  $59,101           9.69%
Tier 1 (leverage) capital requirement       24,409           4.00
                                           -------          -----
Excess                                     $34,692           5.69%
                                           =======          =====

Tier 1 risk adjusted capital               $59,101          11.60%
Tier 1 risk adjusted capital requirement    20,380           4.00
                                           -------          -----
Excess                                     $38,721           7.60%
                                           =======          =====

Total risk based capital                   $63,630          12.49%
Total risk based capital requirement        40,761           8.00
                                           -------          -----
Excess                                     $22,869           4.49%
                                           =======          =====

-----------------
(1) For the Tier 1 (leverage) capital, percent of total average assets calculation, total average of assets were $610.22 million. For the Tier 1 risk-based capital and total risk-based capital calculations, total risk-weighted assets were $509.51 million.

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                         KEY FINANCIAL RATIOS AND DATA
                 (Dollars in thousands, except per share data)

                                    Three Months Ended      Nine Months Ended
                                          June 30,              June 30,
                                      2007       2006       2007       2006
                                    ------------------      ------------------

PERFORMANCE RATIOS:
Return on average assets (1)          1.38%      1.49%      1.34%      1.45%
Return on average equity (1)         11.24%     10.57%     10.36%     10.48%
Net interest margin (1)               4.67%      5.00%      4.72%      4.90%
Efficiency ratio                     58.35%     61.30%     61.26%     61.59%


                                           At               At
                                        June 30,       September 30,
                                          2007             2006
                                        ---------------------------

ASSET QUALITY RATIOS:
Non-performing loans                     $  982          $   80
OREO and other repossessed assets            68              15
                                         ------          ------
Total non-performing assets              $1,050          $   95
Non-performing assets to total assets      0.17%           0.02%
Allowance for loan losses to
  non-performing loans                      461%          5,153%

Book value per share (2)                 $10.53          $10.56
Book value per share (3)                 $11.19          $11.22
Tangible book value per share (2) (4)    $ 9.54          $ 9.61
Tangible book value per share (3) (4)    $10.14          $10.21

----------------
(1)  Annualized
(2)  Calculation includes ESOP shares not committed to be released
(3)  Calculation excludes ESOP shares not committed to be released
(4) Calculation subtracts goodwill and core deposit intangible from the equity component

                                  Three Months Ended      Nine Months Ended
                                        June 30,               June 30,
                                   2007         2006       2007       2006
                                  ------------------      -----------------
AVERAGE BALANCE SHEET:
----------------------
Average total loans             $494,137      $399,849   $466,200   $396,141
Average total interest
 earning assets                  570,597       502,804    548,942    499,624
Average total assets             619,120       554,716    598,688    552,100
Average total interest bearing
 deposits                        388,610       366,228    381,946    363,246
Average FHLB advances and
 other borrowings                 98,467        55,597     82,139     58,218
Average shareholders' equity      76,087        77,969     77,364     76,478

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There were no material changes in information concerning market risk from the information provided in the Company's Form 10-K for the fiscal year ended September 30, 2006.

Item 4.  Controls and Procedures
--------------------------------

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of the
     -------------------------------------------------
     Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)  Changes in Internal Controls:  There have been no changes in our internal
     -----------------------------
     control over financial reporting (as defined in 13a-15(f) of the Exchange
     Act) that occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
Neither the Company nor the Bank is a party to any material legal proceedings at this time. Further, neither the Company nor the Bank is aware of the threat of any such proceedings. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 1A.   Risk Factors
-----------------------
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2006 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------
     Not applicable


Stock Repurchases

The following table sets forth the shares repurchased by the Company during the quarter ended June 30, 2007:

                                                 Total No.
                                                 of Shares
                                                Purchased as   Maximum No.
                           Total                 Part of     of Shares that
                          No. of     Average     Publicly      May Yet Be
                          Shares    Price Paid   Announced   Purchased Under
       Period            Purchased   per Share  Plan (1)(2)   the Plan(1)(2)
-----------------------  ---------  ----------  -----------  ---------------
04/01/2007  -
 04/30/2007                50,000      $17.74      50,000        120,532

05/01/2007 -
 05/31/2007               170,532       17.90     170,532        306,950

06/01/2007  -
 06/30/2007                90,000       18.41      90,000        216,950
                          -------      ------     -------

Total                     310,532      $18.02     310,532
                          =======      ======     =======


(1) On May 7, 2007, the Company completed its previously announced share repurchase program. The Company repurchased 5% of its outstanding common shares or 372,532 shares, at an average price of $18.23 per share. All shares were repurchased through open market broker transactions and no shares were directly repurchased from directors or officers of the Company.

(2) On May 25, 2007, the Company announced a share repurchase plan authorizing the repurchase of up to 5% of its outstanding shares, or 356,950 shares. As of June 30, 2007, a total of 140,000 shares had been repurchased at an average price of $18.09 per share. All shares were repurchased through open market broker transactions and no shares were directly repurchased from directors or officers of the Company.


Item 3.   Defaults Upon Senior Securities
-----------------------------------------
None to be reported.


Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
None to be reported


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

         ----------------
        (1) Incorporated by reference to the Registrant's Registration Statement of Form S-1 (333- 35817).
        (2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2002.
        (3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997; and to the Registrant's Current Report on Form 8-K dated April 13, 2007.
        (4) Incorporated by reference to the Registrant's 1999 Annual Meeting Proxy Statement dated December 15, 1998.
        (5) Incorporated by reference to the Registrant's 2004 Annual Meeting Proxy Statement dated December 24, 2003.
        (6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2005.
        (7) Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 13, 2007.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Timberland Bancorp, Inc.



Date:  August 7, 2007                 By:/s/Michael R. Sand
                                         -------------------------------
                                         Michael R. Sand
                                         Chief Executive Officer
                                         (Principal Executive Officer)




Date:  August 7, 2007                 By:/s/Dean J. Brydon
                                         -------------------------------
                                         Dean J. Brydon
                                         Chief Financial Officer
                                         (Principal Financial Officer)

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

Date: August 7, 2007
                                            /s/Michael R. Sand
                                            -----------------------------
                                            Michael R. Sand
                                            Chief Executive Officer

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

Date: August 7, 2007
                                      /s/Dean J. Brydon
                                      ---------------------------------
                                      Dean J. Brydon
                                      Chief Financial Officer

                                    EXHIBIT 32
         Certification Pursuant to Section 906 of the Sarbanes Oxley Act




     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                           OF TIMBERLAND BANCORP, INC.
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
Section 1350), each of the undersigned hereby certifies in his capacity as an officer of Timberland Bancorp, Inc. (the "Company") and in connection with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 ("Report"), that:

 * the Report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and
 * the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in the Report.




/s/Michael R. Sand                         /s/Dean J. Brydon
------------------------------             ----------------------------
Michael R. Sand                            Dean J. Brydon
Chief Executive Officer                    Chief Financial Officer


Date: August 7, 2007