Form 10-K
period 2007-09-30
TIMBERLAND BANCORP INC
filed 2007-12-13
CIK 1046050

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended September 30, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:   0-23333

                              TIMBERLAND BANCORP, INC.
------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

         Washington                                       91-1863696
---------------------------------------        -------------------------------
 State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification Number)

624 Simpson Avenue, Hoquiam, Washington                     98550
---------------------------------------        -------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including               (360) 533-4747
  area code:                                   -------------------------------

Securities registered pursuant to Section 12(b)of the Act:

 Common Stock, par value $.01 per share        The Nasdaq Stock Market LLC
---------------------------------------        -------------------------------
        (Title of Each Class)                 (Name of Each Exchange on Which
                                                          Registered)

Securities registered pursuant to Section 12(g) of the Act:      None

     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
  YES        NO   X
      -----     -----

     Indicate by check mark if the Registrant is not required to file reports
pursuant to Section 13 of Section 15(d) of the Act.   YES        NO   X
                                                          -----     -----

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X    NO
                                                    -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                              -----

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer     Accelerated filer  X   Non-accelerated filer
                        ---                   ---                        ---

     Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   YES        NO   X
                                                 -----      -----

     The aggregate market value of the Common Stock outstanding held by nonaffiliates of the Registrant based on the closing sales price of the Registrant's Common Stock as quoted on The Nasdaq Stock Market LLC on March 31, 2007 was $128,633,948 (7,298,380 shares at $17.625 per share). For purposes of this calculation, Common Stock held by officers and directors of the Registrant and the Timberland Bank Employee Stock Ownership Plan and Trust are considered nonaffiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (Part III).

                            TIMBERLAND BANCORP, INC.
                       2007 ANNUAL REPORT ON FORM 10-K
                              TABLE OF CONTENTS

                                                                      Page
                                                                     ------
PART I.
    Item 1. Business
               General..............................................    1
               Market Area..........................................    1
               Lending Activities...................................    3
               Investment Activities................................   20
               Deposit Activities and Other Sources of Funds........   21
               Bank Owned Life Insurance............................   26
               Regulation of the Bank...............................   26
               Regulation of the Company............................   31
               Taxation.............................................   33
               Competition..........................................   34
               Subsidiary Activities................................   34
               Personnel............................................   35
               Executive Officers of the Registrant.................   35
    Item 1A. Risk Factors...........................................   36
    Item 1B. Unresolved Staff Comments..............................   40
    Item 2. Properties..............................................   40
    Item 3. Legal Proceedings.......................................   43
    Item 4. Submission of Matters to a Vote of Security Holders.....   43
PART II.
    Item 5. Market for Registrant's Common Equity, Related
            Stockholder Matters and Issuer Purchases of Equity
            Securities..............................................   43
    Item 6. Selected Financial Data.................................   46
    Item 7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................   48
               General..............................................   48
               Special Note Regarding Forward-Looking Statements....   48
               Critical Accounting Policies and Estimates...........   48
               New Accounting Pronouncements........................   49
               Operating Strategy...................................   49
               Market Risk and Asset and Liability Management          50
               Comparison of Financial Condition at September 30,
               2007 and September 30, 2006..........................   52
               Comparison of Operating Results for Years Ended
               September 30, 2007 and 2006..........................   53
               Comparison of Operating Results for Years Ended
               September 30, 2006 and 2005..........................   55
               Average Balances, Interest and Average Yields/Cost...   57
               Rate/Volume Analysis.................................   59
               Liquidity and Capital Resources......................   60
               Effect of Inflation and Changing Prices..............   61
    Item 7A. Quantitative and Qualitative Disclosures About Market
             Risk...................................................   61
    Item 8. Financial Statements and Supplementary Data.............   62
    Item 9. Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure.....................  104
    Item 9A. Controls and Procedures................................  104
    Item 9B. Other Information......................................  104

PART III.
    Item 10. Directors, Executive Officers and Corporate
             Governance.............................................  104
    Item 11. Executive Compensation.................................  105
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters.............  105
    Item 13. Certain Relationships and Related Transactions, and
             Director Independence..................................  106
    Item 14. Principal Accounting Fees and Services.................  106
PART IV.
    Item 15. Exhibits, Financial Statement Schedules................  106

                                    PART I

Item 1.  Business
-----------------

General

     Timberland Bancorp, Inc. ("Company"), a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank, SSB ("Bank") upon the Bank's conversion from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank ("Conversion"). The Conversion was completed on January 12, 1998 through the sale and issuance of 13,225,000 shares of common stock by the Company. At September 30, 2007, the Company had total assets of $644.8 million, total deposits of $466.7 million and total shareholders' equity of $74.5 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

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

     The Bank is a community-oriented bank which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on real estate mortgage loans. Lending activities have been focused primarily on the origination of loans secured by real estate, including an emphasis on construction and land development loans, one- to four-family residential loans, multi-family loans, commercial real estate loans and land loans. The Bank originates adjustable-rate residential mortgage loans that do not qualify for sale in the secondary market under Federal Home Loan Mortgage Corporation ("FHLMC") guidelines. The Bank also originates commercial business loans and in 1998 established a business banking division to increase the origination of these loans.

     The Corporation maintains a website at www.timberlandbank.com. The information contained on that website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor's own internet access charges, the Corporation makes available free of charge through that website the Corporation's Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after these materials have been electronically filed with, or furnished to, the Securities and Exchange Commission.

Market Area

     The Bank considers Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis Counties as its primary market areas. The Bank conducts operations from:

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

     Grays Harbor County has a population of 72,000 according to the U.S. Census Bureau 2006 estimates and a median family income of $49,900 according to 2007 HUD estimates. The economic base in Grays Harbor has been historically dependent on the timber and fishing industries. Other industries that support the economic base are tourism, agriculture, shipping, transportation and technology. According to the Washington State Employment Security Department, the unemployment rate in Grays Harbor County decreased to 6.2% at September 30, 2007 from 6.8% at September 30, 2006. The Bank has six branches (including its home office) located throughout the county. A slowdown in the Grays Harbor County economy could negatively impact the Bank's profitability in this market area.

     Pierce County is the second most populous county in the state and has a population of 767,000 according to the U.S. Census Bureau 2006 estimates. The county's median family income is $61,500 according to 2007 HUD estimates. The economy in Pierce County is diversified with the presence of military related government employment (Fort Lewis Army Base and McChord Air Force Base), transportation and shipping employment (Port of Tacoma), and aerospace related employment (Boeing). According to the Washington State Employment Security Department, the unemployment rate for the Pierce County area decreased to 4.6% at September 30, 2007 from 5.4% at September 30, 2006. The Bank has five branches in Pierce County. These branches have been responsible for a substantial portion of the Bank's construction lending activities. A slowdown in the Pierce County economy could negatively impact the demand for construction loans and could negatively impact the Bank's profitability.

     Thurston County has a population of 235,000 according to the U.S. Census Bureau 2006 estimates and a median family income of $64,300 according to 2007 HUD estimates. Thurston County is home of Washington State's capital (Olympia) and its economic base is largely driven by state government related employment. According to the Washington State Employment Security Department, the unemployment rate for the Thurston County area had decreased to 4.2% at September 30, 2007 from 4.8% at September 30, 2006. The Bank currently has five branches in Thurston County. This county has a stable economic base primarily attributable to the state government presence. A slowdown in the Thurston County economy could negatively impact the Bank's lending opportunities in this market.

     Kitsap County has a population of 241,000 according to the U.S. Census Bureau 2006 estimates and a median family income of $65,700 according to 2007 HUD estimates. The Bank has two branches in Kitsap County. The economic base of Kitsap County is largely supported by military related government
employment through the United States Navy.   According to the Washington State
Employment Security Department, the unemployment rate for the Kitsap County area decreased to 4.3% at September 30, 2007 from 5.2% at September 30, 2006. Reductions in the naval personnel stationed in Kitsap County could have a negative impact on the county's economy and could negatively impact the Bank's lending opportunities in this market.

     King County is the most populous county in the state and has a population of 1.8 million according to the U.S. Census Bureau 2006 estimates. The county's median family income is $75,600 according to 2007 HUD estimates.
King County's economic base is diversified with many industries including shipping, transportation, aerospace (Boeing), computer technology and biotech industries. According to the Washington State Employment Security Department, the unemployment rate for the King County area decreased to 3.9% at September 30, 2007 from 4.1% at September 30, 2006. A slowdown in the King County economy could negatively impact the Bank's lending opportunities in this market.

     Lewis County has a population of 74,000 according to the U.S. Census Bureau 2006 estimates and a median family income of $49,900 according to 2007 HUD estimates. The economic base in Lewis County is supported by manufacturing, retail trade, local government and industrial services. According to the Washington State Employment Security Department, the unemployment rate in Lewis County decreased to 6.3% at September 30, 2007 from 6.5% at September 30, 2006. The Bank has two branches and a loan production office located in Lewis County. A slowdown in the Lewis County economy could negatively impact the Bank's lending opportunities in this market.

Lending Activities

     General. Historically, the principal lending activity of the Bank has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences and loans for the construction of one- to four-family residences. Since 1998, the Bank has emphasized its origination of construction and land development loans and commercial real estate loans. The Bank's net loans receivable, including loans held for sale, totaled $515.3 million at September 30, 2007, representing 79.9% of consolidated total assets, and at that date construction and land development loans (including undisbursed loans in process), and loans secured by commercial properties were $314.1 million, or 53.4%, of total loans. Construction and land development loans and commercial real estate loans typically have higher rates of return than one- to four-family loans; however, they also present a higher degree of risk. See "- Lending Activities - Construction and Land Development Lending" and "- Lending Activities - Commercial Real Estate Lending."

     The Bank's internal loan policy limits the maximum amount of loans to one borrower to 25% of its Tier 1 capital. At September 30, 2007, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $14.8 million under this policy. At September 30, 2007, the largest amount outstanding to any one borrower and the borrower's related entities was $21.9 million (including $7.6 million in undisbursed loans in process balance). The Board of Directors approved this exception to the borrowing limit because of the strength of the primary borrower and the borrower's related entities. These loans represent a condominium construction project, several one- to four-family speculative construction projects, and commercial real estate holdings, all of which are located in Grays Harbor County. These loans were performing according to the required loan terms at September 30, 2007. The next largest amount outstanding to any one borrower and the borrower's related entities was $11.6 million. These loans were secured by three multi-family buildings and two one- to four-family homes, all of which were performing according to terms at September 30, 2007. The Bank also had 78 borrowers or related borrowers with total loans outstanding in excess of $1.0 million at September 30, 2007.

     Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan as of the dates indicated.





                                                     At September 30,
                --------------------------------------------------------------------------------------------
                      2007               2006              2005               2004                2003
                ----------------   ----------------   ----------------   ----------------   ----------------
                Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                ------   -------   ------   -------   ------   -------   ------   -------   ------   -------
                                                  (Dollars in thousands)
Mortgage Loans:
 One- to four-
  family(1)(2)..$102,434   17.40%  $ 98,709   20.11%  $101,763   23.24%  $ 99,835   25.25%  $ 95,371  26.21%
 Multi-family...  35,157    5.97     17,689    3.60     20,170    4.61     17,160    4.34     18,241   5.01
 Commercial..... 127,866   21.72    137,609   28.04    124,849   28.51    108,276   27.39    102,972  28.30
 Construction
  and land
  development... 186,261   31.64    146,855   29.92    112,470   25.68    106,241   26.88     94,117  25.87
 Land(2)........  60,706   10.30     29,598    6.03     24,981    5.71     19,895    5.03     15,628   4.30
                --------  ------   --------  ------   --------  ------   --------  ------   -------- ------
  Total mortgage
   loans........ 512,424   87.03    430,460   87.70    384,233   87.75    351,407   88.89    326,329  89.69

Consumer Loans:
 Home equity
  and second
  mortgage......  47,269    8.02     37,435    7.63     32,298    7.38     23,549    5.96     19,233   5.29
 Other..........  10,922    1.86     11,127    2.27      9,330    2.13      9,270    2.34      8,799   2.42
                --------  ------   --------  ------   --------  ------   --------  ------   -------- ------
                  58,191    9.88     48,562    9.90     41,628    9.51     32,819    8.30     28,032   7.71
Commercial
 business
 loans..........  18,164    3.09     11,803    2.40     12,013    2.74     11,098    2.81      9,475   2.60
                --------  ------   --------  ------   --------  ------   --------  ------   -------- ------
  Total loans... 588,779  100.00%   490,825  100.00%   437,874  100.00%   395,324  100.00%   363,836 100.00%
                --------  ======   --------  ======   --------  ======   --------  ======   -------- ======

Less:
 Undisbursed
  portion of
  construction
  loans in
  process....... (65,673)           (59,260)           (42,771)           (43,563)           (34,785)
 Deferred loan
  origination
  fees..........  (2,968)            (2,798)            (2,895)            (3,176)            (2,924)
 Allowance for
  loan losses...  (4,797)            (4,122)            (4,099)            (3,991)            (3,891)
                --------           --------           --------           --------           --------

Total loans
 receivable,
 net............$515,341           $424,645           $388,109           $344,594           $322,236
                ========           ========           ========           ========           ========

-------------
(1) Includes loans held-for-sale.
(2) Includes real estate contracts.  See " - Lending Activities - Real Estate Contracts."




     Residential One- to Four-Family Lending. At September 30, 2007, $102.4 million, or 17.4%, of the Bank's loan portfolio consisted of loans secured by one- to four-family residences. The Bank originates both fixed-rate loans and adjustable-rate loans.

     Generally, fixed-rate loans, including 15, 20, 30, and five and seven year balloon reset loans are originated to meet the requirements for sale in the secondary market to the FHLMC. From time to time, however, a portion of these fixed-rate loans may be retained in the loan portfolio to meet the Bank's asset/liability management objectives. The Bank periodically retains fixed-rate five and seven year balloon reset loans in its loan portfolio and classifies them as held-to-maturity. The Bank uses an automated underwriting program, which preliminarily qualifies a loan as conforming to FHLMC underwriting standards when the loan is originated. At September 30, 2007, $55.7 million, or 54.4%, of the Bank's one- to four-family loan portfolio consisted of fixed-rate mortgage loans.

     The Bank also offers adjustable-rate mortgage ("ARM") loans at rates and terms competitive with market conditions. All of the Bank's ARM loans are retained in its loan portfolio rather than intended for sale. The Bank offers several ARM products which adjust annually after an initial period ranging from one to five years subject to a limitation on the annual increase of 2% and an overall limitation of 6%. These ARM products are priced utilizing the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.875% to 4.00%. Loans tied to the prime rate or to LIBOR indices typically do not have periodic, or lifetime adjustment limits. Loans tied to these indices normally have margins ranging from 0.0% to 3.0%. ARM loans held in the Bank's portfolio do not permit negative amortization of principal. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.
The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At September 30, 2007, $46.7 million, or 45.6%, of the Bank's one- to four- family loan portfolio consisted of ARM loans.

    A portion of the Bank's ARM loans are "non-conforming" because they do not satisfy acreage limits, or various other requirements imposed by the FHLMC. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy the FHLMC credit requirements because of personal and financial reasons (i.e., divorce, bankruptcy, length of time employed, etc.), and other aspects, which do not conform to the FHLMC's guidelines. Many of these borrowers have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support value according to secondary market requirements. These loans are known as non-conforming loans and the Bank may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. The Bank believes that these loans satisfy a need in its local market area.
As a result, subject to market conditions, the Bank intends to continue to originate these types of loans.

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

     The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or the purchase price. However, the Bank usually obtains private mortgage insurance ("PMI") on the portion of the principal amount that exceeds 80% of the appraised value of the security property. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is generally 80% (90% for loans originated for sale in the secondary market to the FHLMC). At September 30, 2007 two single family loans totaling $252,000 were not performing according to their terms. See "- Lending Activities - Nonperforming Assets and Delinquencies."

     Construction and Land Development Lending. Prompted by unfavorable economic conditions in its primary market area in the 1980s, the Bank sought to establish a market niche and, as a result, began originating construction loans outside of Grays Harbor County. In recent periods, construction lending activities have been primarily in the Pierce, King, Thurston, and Kitsap County markets. Competition from other financial institutions has increased in recent years and it is possible that margins on construction loans may be reduced in the future.

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

     At September 30, 2007 and 2006, the composition of the Bank's construction and land development loan portfolio was as follows:

                                               At September 30,
                              ------------------------------------------------
                                        2007                     2006
                              -----------------------  -----------------------
                              Outstanding  Percent of  Outstanding  Percent of
                                Balance       Total      Balance      Total
                              -----------  ----------  -----------  ----------
                                                (In thousands)
Speculative construction.....  $ 43,012       23.09%     $ 34,363     23.40%
Custom and owner/builder
 construction................    52,375       28.12        46,346     31.56
Multi-family.................    18,064        9.70         7,662      5.22
Land development.............    22,292       11.97        16,086     10.95
Commercial real estate.......    50,518       27.12        42,398     28.87
                               --------      ------      --------    ------
 Total.......................  $186,261      100.00%     $146,855    100.00%
                               ========      ======      ========    ======

     Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified and a sale is consummated. The Bank lends to approximately 50 builders located in the Bank's primary market area, each of which generally have two to eight speculative loans outstanding from the Bank during a 12 month period. Rather than originating lines of credit to home builders to construct several homes at once, the Bank generally originates and underwrites a separate loan for each home. Speculative construction loans are generally originated for a term of 12 months, with current rates ranging from the prime rate to the prime rate plus 1.5%, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property. During this 12 month period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. At September 30, 2007, speculative construction loans totaled $43.0 million, or 23.1%, of the total construction loan portfolio. At September 30, 2007, the Bank had 21 borrowers each with aggregate outstanding speculative loan balances of more than $500,000. The largest aggregate outstanding balance to one borrower amounted to $7.2 million (including $4.7 million of undisbursed loans in process balance), and the largest outstanding balance for a single speculative loan was $1.2 million (including $363,000 of undisbursed loans in process balance). At September 30, 2007, one speculative construction loan with a balance of $1.0 million in Pierce County was not performing according to its terms. See "- Lending Activities - Nonperforming Assets and Delinquencies."

     Unlike speculative construction loans, custom construction loans are made to home builders who, at the time of construction, have a signed contract with a home buyer who has a commitment to purchase the finished home. Custom construction loans are generally originated for a term of six to 12 months, with fixed interest rates currently ranging from 7.0% to 7.5% and with loan-to-value ratios of 80% of the appraised estimated value of the completed property or sales price, whichever is less. During the construction period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance.

     Owner/builder construction loans are originated to the home owner rather than the home builder as a single loan that automatically converts to a permanent loan at the completion of construction. The construction phase of an owner/builder construction loan generally lasts up to 12 months with fixed interest rates currently ranging from 7.0% to 7.5%, and with loan-to-value ratios of 80% (or up to 95% with PMI) of the appraised estimated value of the completed property. During the construction period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. At the completion of construction, the loan converts automatically to either a fixed-rate mortgage loan, which conforms to secondary market standards, or an ARM loan for retention in the Bank's portfolio. At September 30, 2007, custom and owner/builder construction loans totaled $52.4 million, or 28.1%, of the total construction loan portfolio. At September 30, 2007, the largest outstanding custom and owner/builder construction loan had an outstanding balance of $1.0 million (including $552,000 of undisbursed loans in process balance) and was performing according to its terms.

     The Bank originates loans to real estate developers with whom it has established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities) (generally with ten to 50 lots). At September 30, 2007, the Bank had 17 land development loans totaling $22.3 million, or 12.0% of construction and land development loans receivable. Land development loans are secured by a lien on the property and typically made for a period of two to five years with fixed or variable interest rates, and are made with loan-to-value ratios generally not exceeding 75%. Monthly interest payments are required during the term of the loan. Land development loans are generally structured so that the Bank is repaid in full upon the sale by the borrower of approximately 80% of the subdivision lots. Substantially all of the Bank's land development loans are secured by property located in its primary market area. In addition, in the case of a corporate borrower, the Bank also generally obtains personal guarantees from corporate principals and reviews their personal financial statements. At September 30, 2007, the largest land development loan had an outstanding loan balance of $3.9 million (including $1.9 million of undisbursed loans in process balance), and was performing according to its terms.

     Land development loans secured by land under development involve greater risks than one- to four-family residential mortgage loans because these loans are advanced upon the predicted future value of the developed property upon completion. If the estimate of the future value proves to be inaccurate, in the event of default and foreclosure the Bank may be confronted with a property the value of which is insufficient to assure full repayment. The Bank attempts to minimize this risk by generally limiting the maximum loan-to-value ratio on land loans to 75% of the estimated developed value of the secured property.

     The Bank also provides construction financing for multi-family and commercial properties. At September 30, 2007, these loans amounted to $68.6 million, or 36.8% of construction loans. These loans are secured by motels, apartment buildings, condominiums, mini-storage facilities, office buildings and retail rental space located in the Bank's primary market area and currently range in amount from $25,000 to $12.0 million. At September 30, 2007, the largest outstanding multi-family construction loan had a balance of $7.0 million (including $843,000 of undisbursed loans in process balance) and was performing according to its terms. At September 30, 2007, the largest outstanding commercial real estate construction loan had a balance of $12.0 million (including $9.9 million of undisbursed loans in process balance). This loan was secured by two mini-storage facilities being constructed in King County and was performing according to its terms.

     All construction loans must be approved by a member of one of the Bank's Loan Committees or the Bank's Board of Directors. See "- Lending Activities - Loan Solicitation and Processing." Prior to preliminary approval of any construction loan application, an independent fee appraiser inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project and analyzes the pro forma data and assumptions on the project. In the case of a speculative or custom construction loan, the Bank reviews the experience and expertise of the builder. After preliminary approval has been given, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project. In the event of cost overruns, the Bank generally requires that the borrower increase the funds available for construction by depositing its own funds into a secured savings account, the proceeds of which are used to pay construction costs.

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

     Construction lending affords the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted with a project whose value is insufficient to assure full repayment and it may incur a loss. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder's ability to sell the property prior to the time that the construction loan is due. The Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures, and monitoring practices. In addition, because the Bank's construction lending is primarily secured by properties in its primary market area, changes in the local and state economies and real estate markets could adversely affect the Bank's construction loan portfolio.

     Real Estate Contracts. The Bank purchases real estate contracts and deeds of trust from individuals who have privately sold their homes or property. These contracts are generally secured by one- to four-family properties, building lots and undeveloped land and range in principal amount from $10,000 to $200,000, but typically are in amounts between $20,000 and $40,000. Properties securing real estate contracts purchased by the Bank are generally located within its primary market area. Prior to purchasing the real estate contract, the Bank reviews the contract and analyzes and assesses the collateral for the loan, the down payment made by the borrower and the credit history on the loan. As of September 30, 2007, the Bank had outstanding real estate contracts of $461,000.

     Multi-Family Lending. At September 30, 2007, the Bank had $35.2 million, or 6.0% of the Bank's total loan portfolio, secured by multi-family dwelling units (more than four units) located primarily in the Bank's primary market area. Multi-family loans are generally originated with variable rates of interest ranging from 2.00% to 3.50% over the one-year constant maturity U.S. Treasury Bill Index or a matched term FHLB advance, with principal and interest payments fully amortizing over terms of up to 30 years. Multi-family loans currently range in principal balance from $40,000 to $5.8 million. At September 30, 2007, the largest multi-family loan had an outstanding principal balance of $5.8 million and was secured by an apartment building located in the Bank's primary market area. At September 30, 2007, this loan was performing according to its terms.

     The maximum loan-to-value ratio for multi-family loans is generally 75% to 80%. The Bank generally requests its multi-family loan borrowers with loan balances in excess of $750,000 to submit financial statements and rent rolls on the subject property annually. The Bank also inspects the subject property annually. The Bank generally imposes a minimum debt coverage ratio of approximately 1.10 times for loans secured by multi-family properties.

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

     Commercial Real Estate Lending. Commercial real estate loans totaled $127.9 million, or 21.7% of the total loan portfolio at September 30, 2007, and consisted of 298 loans. The Bank originated $35.9 million of commercial mortgage loans during the year ended September 30, 2007 compared to $32.2 million originated during the year ended September 30, 2006. The Bank originates commercial real estate loans generally at variable interest rates and these loans are secured by properties, such as restaurants, motels, office buildings and retail/wholesale facilities, located in the Bank's primary market area. The principal balances of commercial real estate loans currently ranges between $5,000 and $4.8 million. At September 30, 2007, the largest commercial real estate loan was secured by a commercial property located in Olympia, Washington, had a balance of $4.8 million and was performing according to its terms. At September 30, 2007, one commercial real estate loan with a balance of $90,000 was not performing according to its terms. See "- Lending Activities - Nonperforming Assets and Delinquencies."

     The Bank typically requires appraisals of properties securing commercial real estate loans. For loans that are less than $250,000, the Bank may use the tax assessed value and a property inspection in lieu of an appraisal. Appraisals are performed by independent appraisers designated by the Bank, all of which are reviewed by management. The Bank considers the quality and location of the real estate, the credit history of the borrower, the cash flow of the project and the quality of management involved with the property. The Bank generally imposes a minimum debt coverage ratio of approximately 1.10 for originated loans secured by income producing commercial properties. Loan-to-value ratios on commercial real estate loans are generally limited to not more than 80%. The Bank generally obtains loan guarantees from financially capable parties and reviews their personal financial statements.

     Commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by generally limiting the maximum loan-to-value ratio to 80% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank also requests annual financial information and rent rolls on the subject property from the borrowers on loans over $750,000.

     Land Lending. The Bank originates loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to sell as improved lots. At September 30, 2007, land loans totaled $60.7 million, or 10.3% of the Bank's total loan portfolio as compared to $29.6 million, or 6.0% of the Bank's total loan portfolio at September 30, 2006. Land loans originated by the Bank are generally fixed-rate loans and have maturities of five to ten years. Land loans generally range in principal amount from $5,000 to $1.0 million but will occasionally be higher when larger acreage is involved. The largest land loan had an outstanding balance of $3.7 million at September 30, 2007 and was performing according to its terms. At September 30, 2007, one land loan totaling $28,000 was not performing according to its terms. See "- Lending Activities - Nonperforming Assets and Delinquencies."

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

     Consumer Lending. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. Consumer loans include home equity lines of credit, second mortgage loans, savings account loans, automobile loans, boat loans, motorcycle loans, recreational vehicle loans and unsecured loans. Consumer loans are made with both fixed and variable interest rates and with varying terms. At September 30, 2007, consumer loans amounted to $58.2 million, or 9.9%, of the total loan portfolio.

     At September 30, 2007, the largest component of the consumer loan portfolio consisted of second mortgage loans and home equity lines of credit, which totaled $47.3 million, or 8.0%, of the total loan portfolio. Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others. The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property. The Bank occasionally solicits these loans. The loan-to-value ratio is typically 80% or less, when taking into account both the first and second mortgage loans. Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 15 years. Home equity lines of credit are generally made at interest rates tied to the prime rate or the 26 week Treasury Bill. Second mortgage loans and home equity lines of credit have greater credit risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Bank.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. The Bank believes that these risks are not as prevalent in the case of the Bank's consumer loan portfolio because a large percentage of the portfolio consists of second mortgage loans and home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to four-family residential mortgage loans. At September 30, 2007, the Bank did not have any consumer loans delinquent in excess of 90 days. See "Lending Activities - Non-performing Assets and Delinquencies."

     Commercial Business Lending. Commercial business loans totaled $18.2 million, or 3.1% of the loan portfolio at September 30, 2007, and consisted of 60 loans. Commercial business loans are generally secured by business equipment, accounts receivable, inventory or other property and are made at variable rates of interest equal to a negotiated margin above the prime rate. Commercial business loans range in principal amount from $1,000 to $2.2 million. The Bank also generally obtains personal guarantees from financially capable applicants based on a review of personal financial statements. The largest commercial business loan had an outstanding balance of $2.2 million at September 30, 2007 and was performing according to its terms. At September 30, 2007, one commercial business loan with a balance of $120,000 was not performing according to its terms. See "Lending Activities-Nonperforming Assets and Delinquencies."

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

     Loan Maturity. The following table sets forth certain information at September 30, 2007 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loans having no stated maturity and overdrafts are reported as due in one year or less.

                                  After     After    After
                                  1 Year   3 Years  5 Years
                          Within  Through  Through  Through   After
                          1 Year  3 Years  5 Years  10 Years 10 Years  Total
                          ------  -------  -------  -------- --------  -----
                                           (In thousands)
Mortgage loans:
 One- to four-
  family (1)........... $    747  $ 4,321  $ 3,069  $  4,405 $ 89,892 $102,434
 Multi-family..........    4,436    3,500    5,765    17,995    3,461   35,157
 Commercial............    5,441    9,390   13,199    85,507   14,329  127,866
 Construction and land
  development(2).......  177,601    8,570       90        --       --  186,261
 Land..................   25,250   14,307   17,542     2,359    1,248   60,706
Consumer loans:
 Home equity and
  second mortgage......   12,738      880    1,342     4,568   27,741   47,269
 Other.................    1,876      915    2,090     1,288    4,753   10,922
Commercial business
 loans.................    9,267    1,094    4,142     1,489    2,172   18,164
                        --------  -------  -------  -------- -------- --------
 Total................. $237,356  $42,977  $47,239  $117,611 $143,596 $588,779
                        ========  =======  =======  ======== ======== ========

Less:
 Undisbursed portion
  of construction loans
  in process...........                                               $ 65,673
 Deferred loan
  origination fees.....                                                  2,968
 Allowance for loan
  losses...............                                                  4,797
                                                                      --------
 Loans receivable,
  net..................                                               $515,341

--------------
(1)  Includes loans held-for-sale.
(2) Includes construction/permanent loans that convert to permanent mortgage loans once construction is completed.

     The following table sets forth the dollar amount of all loans due after one year from September 30, 2007, which have fixed interest rates and have floating or adjustable interest rates.

                                          Fixed      Floating or
                                          Rates    Adjustable Rates   Total
                                         -------   ----------------  -------
                                                    (In thousands)
Mortgage loans:
 One- to four-family(1)...............  $ 55,237       $ 46,450      $101,687
 Multi-family.........................    13,581         17,140        30,721
 Commercial...........................    17,379        105,046       122,425
 Construction and land development....     2,090          6,570         8,660
 Land.................................    25,395         10,061        35,456
Consumer loans:
 Home equity and second mortgage......    26,620          7,911        34,531
 Other................................     8,874            172         9,046
Commercial business loans.............     3,864          5,033         8,897
                                        --------       --------      --------
  Total...............................  $153,040       $198,383      $351,423
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

     Loan applications are initiated by loan officers and are required to be approved by one of the Bank's Loan Committees or the Bank's Board of Directors. The Bank's Consumer Loan Committee, which consists of three underwriters, can approve one-to four-family mortgage loans and other consumer loans up to and including the current FHLMC single-family limit. Certain consumer loans up to and including $25,000 may be approved by individual loan officers and the Bank's Consumer Lending Department Manager may approve consumer loans up to and including $75,000. The Bank's Regional Manager of Commercial Lending has individual lending authority for loans up to and including $250,000, excluding speculative construction loans and unsecured loans. The Bank's Commercial Loan Committee, which consists of the Bank's President, Chief Lending Officer, Executive Vice President of Commercial Lending, Executive Vice President of Community Lending, and Regional Manager of Commercial Lending, may approve commercial real estate loans and commercial business loans up to and including $1.5 million. The Bank's President, Chief Lending Officer, Executive Vice President of Commercial Lending and Executive Vice President of Community Lending also have individual lending authority for loans up to and including $750,000. The Bank's Board Loan Committee, which consists of two rotating non-employee Directors and the Bank's President, may approve loans up to and including $3.0 million. Loans in excess of $3.0 million, as well as loans of any amount granted to a single borrower whose aggregate loans exceed $3.0 million, must be approved by the Bank's Board of Directors.

     Loan Originations, Purchases and Sales. During the years ended September 30, 2007 and 2006, the Bank's total gross loan originations were $279.1 million and $256.3 million, respectively. Periodically, the Bank purchases participation interests in construction and land development loans, commercial real estate loans, and multi-family loans, secured by properties generally located in Washington State, from other lenders. These purchases are underwritten to the Bank's underwriting guidelines and are without recourse to the seller other than for fraud. During the years ended September 30, 2007 and 2006, the Bank purchased loan participation interests of $20.4 million and $155,000, respectively. See "- Lending Activities - Construction and Land Development Lending" and "- Lending Activities - Multi-Family Lending."

     Consistent with its asset/liability management strategy, the Bank's policy generally is to retain in its portfolio all ARM loans originated and to sell fixed rate one-to four-family mortgage loans in the secondary market to the FHLMC; however, from time to time, a portion of fixed-rate loans may be retained in the Bank's portfolio to meet its asset-liability objectives.
Loans sold in the secondary market are generally sold on a servicing retained basis. At September 30, 2007, the Bank's loan servicing portfolio totaled $161.6 million.

     The Bank also periodically sells participation interests in construction and land development loans, commercial real estate loans, and land loans to other lenders. These sales are usually made to avoid concentrations in a particular loan type or concentrations to a particular borrower. The Bank sold $6.7 million in loan participation interests to other lenders during the year ended September 30, 2007.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                Year Ended September 30,
                                         ------------------------------------
                                            2007         2006          2005
                                         ---------     ---------    ---------
Loans originated:                                   (In thousands)
 Mortgage loans:
  One- to four-family..................  $  33,252     $  33,483    $  33,290
  Multi-family.........................      4,397         3,037        4,685
  Commercial...........................     35,886        32,174       32,266
  Construction and land development....    127,082       129,623      104,714
  Land.................................     35,066        17,518       15,330
 Consumer..............................     32,354        29,858       29,287
 Commercial business loans.............     11,020        10,559       10,233
                                         ---------     ---------    ---------
 Total loans originated................    279,057       256,252      229,805

Loans purchased:
 Mortgage loans:
  One- to four-family..................         --            48          209
  Multi-family.........................      5,200            --           --
  Commercial...........................         --            79           --
  Construction and land development....     15,175            --           --
  Land.................................         --            28           --
                                         ---------     ---------    ---------
   Total loans purchased...............     20,375           155          209
                                         ---------     ---------    ---------
    Total loans originated and
     purchased.........................    299,432       256,407      230,014

Loans sold:
 Whole loans sold......................    (29,893)      (26,445)     (25,247)
 Participation loans sold..............     (6,650)           --           --
 Credit card loans sold................         --            --       (1,523)
                                         ---------     ---------    ---------
 Total loans sold......................    (36,543)      (26,445)     (26,770)

Loan principal repayments..............   (164,935)     (177,011)    (160,694)
Decrease (increase) in other items,
 net...................................     (7,258)      (16,415)         965
                                         ---------     ---------    ---------
Net increase in loans receivable.......  $  90,696     $  36,536    $  43,515
                                         =========     =========    =========

     Loan Origination Fees. The Bank receives loan origination fees on a majority of its mortgage loans and commercial business loans. Loan fees are a percentage of the loan which are charged to the borrower for funding the loan. The amount of fees charged by the Bank is generally 0.0% to 2.0% of the loan amount. Current accounting principles generally accepted in the United States of America require fees received and certain loan origination costs for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. Deferred loan origination fees totaled $3.0 million at September 30, 2007.

     Non-performing Assets and Delinquencies. The Bank assesses late fees or penalty charges on delinquent loans of approximately 5% of the monthly loan payment amount. A majority of loan payments are due on the first day of the month; however, the borrower is given a 15 day grace period to make the loan payment. When a mortgage loan borrower fails to make a required payment when due, the Bank institutes collection procedures. A notice is mailed to the borrower 16 days after the date the payment is due. Attempts to contact the borrower by telephone generally begin on or before the 30th day of delinquency. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. Before the 90th day of delinquency, attempts are made to establish (i) the cause of the delinquency, (ii) whether the cause is temporary, (iii) the attitude of the borrower toward the debt, and (iv) a mutually satisfactory arrangement for curing the default.

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

     The following table sets forth information with respect to the Company's nonperforming assets at the dates indicated.

                                             At September 30,
                             ------------------------------------------------
                               2007      2006      2005      2004      2003
                             --------  --------  --------  --------  --------
Loans accounted for on a                   (Dollars in thousands)
 non-accrual basis:
Mortgage loans:
 One- to four-family.......  $    252  $     80  $  2,208  $    430  $  1,409
 Commercial................        90        --       261       640       538
 Construction and land
  development..............     1,000        --        --        --     1,185
 Land......................        28        --        23       322       521
Consumer loans.............        --        --       133        23       212
Commercial business loans..       120        --       301        27        30
                             --------  --------  --------  --------  --------

   Total...................     1,490        80     2,926     1,442     3,895

Accruing loans which are
 contractually past due 90
 days or more..............        --        --        --        --        --

Total of non-accrual and 90
 days past due loans.......     1,490        80     2,926     1,442     3,895

Other real estate owned and
 other repossessed assets..        --        15       509       421     1,258
                             --------  --------  --------  --------  --------
   Total nonperforming
    assets.................  $  1,490  $     95  $  3,435  $  1,863  $  5,153
                             ========  ========  ========  ========  ========

Restructured loans.........  $     --  $     --  $     --  $     --  $     --

Non-accrual and 90 days
 or more past due loans
 as a percentage of
 loans receivable, net.....      0.29%     0.02%     0.75%     0.41%     1.19%

Non-accrual and 90 days
 or more past due loans
 as a percentage of
 total assets..............      0.23%     0.01%     0.53%     0.31%     0.87%

Nonperforming assets as
 a percentage of total
 assets....................      0.23%     0.02%     0.62%     0.40%     1.15%

Loans receivable, net(1)...  $520,138  $428,767  $392,208  $348,585  $326,127
                             ========  ========  ========  ========  ========
Total assets...............  $644,848  $577,087  $552,765  $460,419  $449,633
                             ========  ========  ========  ========  ========
---------------
(1) Includes loans held-for-sale and is before the allowance for loan losses.

     The Bank's non-accrual loans increased by $1.4 million to $1.5 million at September 30, 2007 from $80,000 at September 30, 2006, primarily as a result of a $1.0 million increase in construction and land development loans on non-accrual status, a $172,000 increase in one- to four-family mortgage loans on non-accrual status and a $90,000 increase in commercial real estate loans on non-accrual status.

     Additional interest income which would have been recorded for the year ended September 30, 2007 had non-accruing loans been current in accordance with their original terms totaled approximately $42,000.

     Other Real Estate Owned and Other Repossessed Items. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until sold. When property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is recorded at the lower of the foreclosed amount or fair value, less estimated selling costs. At September 30, 2007, the Bank did not have any other real estate owned or other repossessed items.

     Restructured Loans. Under accounting principles generally accepted in the United States of America, the Bank is required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructuring or loan modifications for a borrower does not necessarily always constitute troubled debt restructuring, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Bank had no restructured loans at September 30, 2007.

     Other Loans of Concern. Loans not reflected in the table above, but where known information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans and leases as underperforming assets in the future are commonly referred to as "potential problem loans." The amount included in potential problem loans results from an evaluation, on a loan-by-loan basis, of loans classified as "substandard" and "special mention," as those terms are defined under "Asset Classification" below. The amount of potential problem loans was $15.7 million at September 30, 2007 and $13.0 million at September 30, 2006. The vast majority of these loans, as well as our nonperforming assets, are collateralized.

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

     The aggregate amounts of the Bank's classified and special mention loans (as determined by the Bank), and of the Bank's allowances for loan losses at the dates indicated, were as follows:

                                       At September 30,
                                 -----------------------------
                                   2007      2006       2005
                                 -------    -------    -------
                                      (In thousands)

Loss..........................   $    --    $    --    $    --
Doubtful......................        --         --         --
Substandard(1)................     8,812      3,985      9,876
Special mention(1)............     6,917      9,015      4,320
                                 -------    -------    -------
Total classified and special
 mention loans................   $15,729    $13,000    $14,196
                                 =======    =======    =======

Allowance for loan losses.....   $ 4,797    $ 4,122    $ 4,099

-------------
(1) For further information concerning the change in classified assets, see "- Lending Activities - Nonperforming Assets and Delinquencies."

     The Bank's classified and special mention loans increased by $2.7 million from September 30, 2006 to September 30, 2007, primarily as a result of a $4.8 million increase in loans classified as substandard. This increase was partially offset by a $2.1 million decrease in loans classified as special mention.

     Special mention loan are defined as those credits deemed by management to have some potential weakness that deserve management's close attention. If left uncorrected these potential weaknesses may result in the deterioration of the payment prospects of the loan. Assets in this category are not adversely classified and currently do not expose the Bank to sufficient risk to warrant a substandard classification. Three loans comprise a majority of the amount classified as special mention. They include a $3.4 million loan secured by a commercial office building in Thurston County, a $797,000 loan secured by land and commercial real estate in Grays Harbor County, and a $687,000 land development loan in Grays Harbor County. At September 30, 2007 these loans were current and paying in accordance with the required loan terms.

     Substandard loans are classified as those loans that are inadequately protected by the current net worth, and paying capacity of the obligor, or of the collateral pledged. Assets classified as substandard have a well-defined weakness, or weaknesses that jeopardize the repayment of the debt. If the weakness, or weaknesses are not corrected there is the distinct possibility that some loss will be sustained. The aggregate amount of loans classified as substandard at September 30, 2007 increased by $4.8 million to $8.8 million from $4.0 million at September 30, 2006. At September 30, 2007, 26 loans were classified as substandard compared to 23 at September 30, 2006.

     That largest loan currently classified as substandard is a $3.6 million commercial real state loan secured by a mini-storage facility in King County. This loan was classified as substandard as a result of slower than projected lease absorption of the storage units. At September 30, 2007, this loan was 54 days past due. The Bank also has a second loan with the borrowers secured by this mini-storage facility for $542,000. This loan was current at September 30, 2007 and was also classified as substandard. The Bank believes that these two loans are adequately collateralized.

     The next largest loans classified as substandard include a $1.3 million commercial business loan secured by two mini-storage facilities in Pierce County and $1.3 million in loans to a construction company that were secured by two single family homes and a land parcel in Pierce County. The $1.3 million commercial business loan secured by the mini-storage facilities was current at September 30, 2007. The $1.3 million in loans to the construction company were on non-accrual status at September 30, 2007 and management estimated a $75,000 impairment on one of these loans that had a balance of $1.0 million.

     Allowance for Loan Losses. The allowance for loan losses is maintained to cover estimated losses in the loan portfolio. The Bank has established a comprehensive methodology for the determination of provisions for loan losses that takes into consideration the need for an overall general valuation allowance. The Bank's methodology for assessing the adequacy of its allowance for loan losses is based on its historic loss experience for various loan segments; adjusted or changes in economic conditions, delinquency rates, and other factors. Using these loss estimate factors, management develops a range of probable loss for each loan category. Certain individual loans for which full collectibility may not be assured are evaluated individually with loss exposure based on estimated discounted cash flows or collateral values. The total estimated range of loss based on these two components of the analysis is compared to the loan loss allowance balance. Based on this review, management will adjust the allowance as necessary to maintain directional consistency with trends in the loan portfolio.

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

     At September 30, 2007, the Bank's allowance for loan losses totaled $4.8 million. This represents 0.92% of the total loans receivable and 321.95% of non-performing loans. The Bank's allowance for loan losses as a percentage of total loans receivable has decreased to 0.92% at September 30, 2007 from 1.19% at September 30, 2003 primarily due to improved historical loss performance (which has translated into lower loss factors assigned to certain loan categories), decreased levels of non-performing loans, and decreased levels of classified loans. Partially offsetting the improved credit quality ratios in recent years, has been a shift in the loan portfolio into a higher percentage of construction and land development loans, and land loans, which typically involve more risk than one- to four-family loans.

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

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                          Year Ended September 30,
                              -----------------------------------------------
                               2007       2006      2005      2004      2003
                              ------     ------    ------    ------    ------
                                            (Dollars in thousands)
Allowance at beginning of
 year........................ $4,122     $4,099    $3,991    $3,891    $3,630
Provision for loan losses....    686         --       141       167       347

Recoveries:
Mortgage loans:
 One- to four-family.........     --         --        --         6        --
Consumer loans:
 Home equity and second
  mortgage...................     --         --         5        --        --
 Other.......................      1          5         3        16        12
Commercial business loans....     --         20         9         3        70
                              ------     ------    ------    ------    ------
   Total recoveries..........      1         25        17        25        82

Charge-offs:
Mortgage loans:
 One- to four-family.........     --         --        --         6        30
 Multi-family................     --         --         1        --        --
Commercial business loans....     --         --        --         3        --
Land.........................     --         --         1        --        10

Consumer loans:
 Home equity and second
  mortgage...................     --         --        --         9        40
 Other.......................     12          2        12        68        88
Commercial business loans....     --         --        36         6        --
                              ------     ------    ------    ------    ------
   Total charge-offs.........     12          2        50        92       168
                              ------     ------    ------    ------    ------
   Net charge-offs
    (recoveries).............     11        (23)       33        67        86
                              ------     ------    ------    ------    ------

   Balance at end of year.... $4,797     $4,122    $4,099    $3,991    $3,891
                              ======     ======    ======    ======    ======

Allowance for loan losses
 as a  percentage of
 total loans receivable
 (net)(1) outstanding
 at the end of the year......   0.92%      0.96%     1.05%     1.14%     1.19%

Net charge-offs (recoveries)
 as a percentage of average
 loans outstanding during
 the year....................   0.00%     (0.01%)    0.01%     0.02%     0.03%

Allowance for loan losses
 as a percentage of non-
 performing loans at end
 of year..................... 321.95%  5,152.50%   140.09%   276.77%    99.90%

-------------
(1) Total loans receivable (net) includes loans held for sale and is before the allowance for loan losses.


     The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

                                                    At September 30,
              ----------------------------------------------------------------------------------------------
                     2007               2006               2005              2004                2003
              -----------------  ------------------  ----------------  -----------------  ------------------
                       Percent             Percent           Percent            Percent             Percent
                       of Loans            of Loans          of Loans           of Loans            of Loans
                       in                  in                in                 in                  in
                       Category            Category          Category           Category            Category
                       to Total            to Total          to Total           to Total            to Total
               Amount  Loans      Amount   Loans     Amount  Loans     Amount   Loans     Amount    Loans
              -------  --------  --------  --------  ------  --------  -------  --------  -------  ---------
                                                   (Dollars in thousands)
Mortgage loans:
One- to four-
 family........ $  396   17.40%   $  502    20.11%   $  494    23.24%   $  386    25.25%   $  317    26.21%
 Multi-family..    200    5.97       112     3.60       194     4.61       242     4.34       374     5.01
 Commercial....  1,368   21.72     1,222    28.04     1,544    28.51     1,443    27.39     1,041    28.30
 Construction..  1,047   31.64       761    29.92       652    25.68       538    26.88       583    25.87
 Land..........    549   10.30       275     6.03       255     5.71       226     5.03       169     4.30
Non-mortgage loans:
 Consumer
  loans........    412    9.88       497     9.90       255     9.51       427     8.30       458     7.71
 Commercial
  business
  loans........    825    3.09       753     2.40       705     2.74       729     2.81       949     2.60
                ------  ------    ------   ------    ------   ------    ------   ------    ------   ------
  Total
   allowance
   for loan
   losses...... $4,797  100.00%   $4,122   100.00%   $4,099   100.00%   $3,991   100.00%   $3,891   100.00%
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

     At September 30, 2007, the Company's investment portfolio totaled $64.0 million, primarily consisting of $31.9 million of mutual funds available-for-sale, $13.0 million of mortgage-backed securities available-for-sale, $19.0 million of U.S. agency securities available-for-sale, and $71,000 of securities held-to-maturity. This compares with a total investment portfolio of $81.5 million at September 30, 2006, primarily consisting of $32.1 million of mutual funds available-for-sale, $17.6 million of mortgage-backed securities available-for-sale, $31.7 million of U.S. agency securities available-for-sale, and $75,000 of securities held-to-maturity. The mutual funds invest primarily in mortgage-backed products and U.S. agency securities. The composition of the portfolios by type of security, at each respective date is presented in the table, which follows.

                                          At September 30,
                      --------------------------------------------------------
                             2007               2006               2005
                      -----------------  -----------------  ------------------
                                Percent            Percent            Percent
                      Recorded    of     Recorded    of     Recorded    of
                        Value    Total     Value    Total     Value    Total
                      --------  -------  --------  -------  --------  --------
                                      (Dollars in thousands)
Held-to-Maturity:
 Mortgage-backed
  securities......... $    71    0.11%   $    75    0.09%   $   104     0.12%

Available-for-Sale
 (at fair value):

 U.S. agency
  securities.........  18,976   29.66     31,718   38.93     33,695    37.56
 Mortgage-backed
  securities.........  13,047   20.39     17,603   21.60     23,735    26.46
 Mutual funds........  31,875   49.84     32,087   39.38     32,165    35.86
                      -------  ------    -------  ------    -------   ------

Total portfolio...... $63,969  100.00%   $81,483  100.00%   $89,699   100.00%
                      =======  ======    =======  ======    =======   ======

     The following table sets forth the maturities and weighted average yields of the investment and mortgage-backed securities in the Company's investment securities portfolio at September 30, 2007. Mutual funds, which by their nature do not have maturities, are classified in the less than one year category.



                                                After One to        After Five to          After Ten
                         One Year or Less        Five Years           Ten Years              Years
                         ----------------     ----------------     ----------------     ----------------
                         Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield
                         ------     -----     ------     -----     ------     -----     ------     -----
                                                     (Dollars in thousands)
Held-to-Maturity:

Mortgage-backed
 securities............. $    --       --%    $   --        --%     $   --      --%      $   71      5.50%

Available-for-Sale:

U.S. agency securities..   9,982     4.09      6,997      4.82       1,997    4.04           --        --
Mortgage-backed
 securities.............       8     4.50        394      5.73         335    5.94       12,310      5.09
Mutual funds............  31,875     5.33         --        --          --      --           --        --
                         -------     ----     ------      ----      ------    ----      -------      ----

Total portfolio......... $41,865     5.04%    $7,391      4.87%     $2,332    4.31%     $12,381      5.09%
                         =======     ====     ======      ====      ======    ====      =======      ====




     The following table sets forth certain information with respect to each security which had an aggregate book value in excess of 10% of the Company's total equity at the date indicated.

                                                  At September 30, 2007
                                                  ---------------------
                                                   Amortized      Fair
                                                      Cost       Value
                                                  -----------   -------
                                                       (In thousands)

Asset Management Fund-Ultra Short Mortgage
  Fund (ASARX)....................................  $16,600    $16,078
Asset Management Fund-Ultra Short Fund (AULTX)....   10,000      9,719
                                                    -------    -------
Total.............................................  $26,600    $25,797
                                                    =======    =======

Deposit Activities and Other Sources of Funds

     General. Deposits and loan repayments are the major sources of the Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Seattle and Pacific Coast Banker's Bank ("PCBB") may be used to compensate for reductions in the availability of funds from other sources.

     Deposit Accounts. Substantially all of the Bank's depositors are residents of Washington. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including money market deposit accounts, checking accounts, regular savings accounts and certificates of deposit. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. In recent periods, the Bank has used deposit interest rate promotions in connection with the opening of new branch offices. The Bank actively seeks consumer and commercial checking accounts through a checking account acquisition marketing program that was implemented in 2000. At September 30, 2007, the Bank had 29.0% of total deposits in non-interest bearing accounts and NOW checking accounts.

     At September 30, 2007 the Bank had $67.3 million of jumbo certificates of deposit of $100,000 or more. The Bank also had brokered certificates of deposits totaling $24.1 million at September 30, 2007. The Bank believes that its jumbo certificates of deposit and its brokered deposits, which represented 19.6% of total deposits at September 30, 2007, present similar interest rate risk compared to its other deposits.

     The following table sets forth information concerning the Bank's deposits at September 30, 2007.

                                             Weighted               Percentage
                                              Average                of Total
Category                                   Interest Rate    Amount   Deposits
----------------------------------------   -------------  --------- ----------
                                                        (In thousands)

Non-interest bearing....................          --%      $ 54,962    11.77%
Negotiable order of withdrawal ("NOW")
 checking...............................        0.77         80,372    17.22
Savings.................................        0.71         56,412    12.09
Money market............................        2.58         48,068    10.30
                                                           --------   ------
 Subtotal...............................        1.20        239,814    51.38

Certificates of Deposit(1)
----------------------------------------

Maturing within 1 year..................        4.73        208,330    44.63
Maturing after 1 year but within 2
 years..................................        4.06         12,739     2.73
Maturing after 2 years but within 5
 years..................................        4.55          5,731     1.23
Maturing after 5 years..................        3.85            121     0.03
                                                           --------   ------
 Total certificates of deposit..........        4.54        226,921    48.62
                                                           --------   ------
  Total deposits........................        2.82%      $466,735   100.00%
                                                ====       ========   ======
----------------
(1)  Based on remaining maturity of certificates.

     The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 2007. Jumbo certificates of deposit have principal balances of $100,000 or more and the rates paid on these accounts are generally negotiable.

     Maturity Period                        Amount
     --------------------------------      --------
                                        (In thousands)

     Three months or less.............      $25,403
     Over three through six months....       12,579
     Over six through twelve months...       24,485
     Over twelve months...............        4,849
                                            -------
       Total..........................      $67,316
                                            =======


     Deposit Flow.  The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                                              At September 30,
                        ------------------------------------------------------------------------------------
                                   2007                             2006                        2005
                        ------------------------------   -----------------------------   -------------------
                                  Percent                          Percent                          Percent
                                    of       Increase                of       Increase                of
                         Amount    Total    (Decrease)    Amount    Total    (Decrease)    Amount    Total
                        --------  -------   ----------   --------  --------  ----------   -------   --------
                                                        (Dollars in thousands)

Non-interest-bearing.... $ 54,962   11.77%    $ (2,943)   $ 57,905   13.43%     $  6,114   $ 51,791   12.58%
NOW checking............   80,372   17.22       (9,137)     89,509   20.77        (3,969)    93,478   22.71
Savings.................   56,412   12.09       (3,823)     60,235   13.97        (4,039)    64,274   15.61
Money market............   48,068   10.30        5,690      42,378    9.83        (6,917)    49,295   11.98
Certificates of deposit
 which mature:
  Within 1 year.........  208,330   44.63       54,391     153,939   35.71        49,776    104,163   25.30
  After 1 year, but
   within 2 years.......   12,739    2.73       (7,298)     20,037    4.65       (10,732)    30,769    7.47
  After 2 years, but
   within 5 years.......    5,731    1.23       (1,279)      7,010    1.63       (10,735)    17,745    4.31
  Certificates maturing
   thereafter...........      121    0.03           73          48    0.01          (102)        150   0.04
                         --------  ------      -------    --------  ------       -------    -------- ------

Total................... $466,735  100.00%     $35,674    $431,061  100.00%      $19,396    $411,665 100.00%
                         ========  ======      =======    ========  ======       =======    ======== ======



     Certificates of Deposit by Rates. The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated.

                              At September 30,
                       ------------------------------
                          2007      2006      2005
                       --------   --------   --------
                               (In thousands)

0.00 - 1.99%.........  $    676   $  2,176   $ 24,765
2.00 - 3.99%.........    46,810     69,736    125,541
4.00 - 5.99%.........   179,008    108,636      2,034
6.00% - and over.....       427        486        487
                       --------   --------   --------
Total................  $226,921   $181,034   $152,827
                       ========   ========   ========

     Certificates of Deposit by Maturities. The following table sets forth the amount and maturities of certificates of deposit at September 30, 2007.

                                            Amount Due
                           -------------------------------------------------
                                               After
                                      One to   Two to
                           Less Than    Two     Five       After
                           One Year    Years    Years    Five Years    Total
                           ---------  -------  -------   ----------   -------
                                            (In thousands)

0.00 - 1.99%.............  $    496   $   144   $   36      $ --     $    676
2.00 - 3.99%.............    36,370     7,956    2,363       121       46,810
4.00 - 5.99%.............   171,408     4,630    2,970        --      179,008
6.00% and over...........        56         9      362        --          427
                           --------   -------   ------      ----     --------
Total....................  $208,330   $12,739   $5,731      $121     $226,921
                           ========   =======   ======      ====     ========

     Deposit Activities. The following table sets forth the savings activities of the Bank for the periods indicated.

                                             Year Ended September 30,
                                         ------------------------------
                                           2007       2006       2005
                                         --------   --------   --------
                                           (In thousands)

Beginning balance......................  $431,061   $411,665   $319,570
Net deposits before interest credited..    24,382     11,491     86,673
Interest credited......................    11,292      7,905      5,422
Net increase in deposits...............    35,674     19,396     92,095
                                         --------   --------   --------
Ending balance.........................  $466,735   $431,061   $411,665
                                         ========   ========   ========

     Borrowings. Deposits are generally the primary source of funds for the Bank's lending and investment activities and for general business purposes. The Bank has the ability to use advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2007, the Bank maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of 30% of the Bank's total assets, limited by available collateral, under which $99.7 million was outstanding. The Bank also utilizes overnight repurchase agreements with customers. These overnight repurchase agreements are classified as other borrowings and totaled $595,000 at September 30, 2007, $947,000 at September 30, 2006 and $781,000 at September 30, 2005. At September 30, 2007, the Bank also maintained a $10.0 million overnight borrowing line with PCBB under which there was no outstanding balance.

     The following table sets forth certain information regarding borrowings by the Bank at the end of and during the periods indicated:

                                                        At or For the
                                                   Year Ended September 30,
                                             -------------------------------
                                              2007         2006        2005
                                             ------       ------      ------
                                                   (Dollars in thousands)

Average total borrowings.................. $ 85,599      $55,773     $60,537
 Weighted average rate paid on total
  borrowings..............................     5.24%        5.22%       5.26%
 Total borrowings outstanding at end
  of period............................... $100,292      $63,708     $63,134

     The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated. Borrowings are considered short-term when the original maturity is less than one year.

                                                        At or For the
                                                   Year Ended September 30,
                                             -------------------------------
                                              2007         2006        2005
                                             ------       ------      ------
                                                   (Dollars in thousands)
Maximum amount outstanding at any month end:
 FHLB advances............................  $72,750       $29,000     $ 9,000
 Repurchase agreements....................    4,460         1,895       2,102
 PCBB advances............................       --            --          --

Average outstanding during period:
 FHLB advances............................  $34,156       $ 3,516     $ 4,529
 Repurchase agreements....................    1,019         1,148       1,345
 PCBB advances............................       32            --           1
                                            -------       -------     -------
Total average outstanding during period...  $35,207       $ 4,664     $ 5,875
                                            =======       =======     =======

Weighted average rate paid during period:
 FHLB advances............................     5.58%         4.81%       4.53%
 Repurchase agreements....................     4.61          4.27        2.30
 PCBB advances............................     6.45            --        4.80
Total weighted average rate paid during
 period...................................     5.55%         4.67%       4.02%

Outstanding at end of period:
 FHLB advances............................  $30,000       $29,000     $ 8,000
 Repurchase agreements....................      595           947         781
 PCBB advances............................       --            --          --
                                            -------       -------     -------
Total outstanding at end of period........  $30,595       $29,947     $ 8,781
                                            =======       =======     =======

Weighted average rate at end of period:
 FHLB advances............................     5.19%         5.49%       3.79%
 Repurchase agreements....................     4.42          5.01        3.14
 PCBB advances............................       --            --          --
Total weighted average rate at end of
 period...................................     5.17%         5.47%       3.73%

Bank Owned Life Insurance

     The Bank has purchased life insurance policies covering certain officers. These policies are recorded at their cash surrender value, net of any policy premium charged. Increases in cash surrender value, net of policy premiums, and proceeds from death benefits are recorded in non-interest income. At September 30, 2007, the Bank had $12.4 million in bank owned life insurance.

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

Insurance of Accounts and Regulation by the FDIC

     The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005, which was enacted in 2006 ("Reform Act"). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution's assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions.
Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC's analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

     The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank's one-time credit is expected to be approximately $223,000. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

    In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ended September 30, 2007 averaged 1.14 basis points of assessable deposits.

     The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

     The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. There can be no prediction as to what insurance assessment rates will be in the future. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Office of Thrift Supervision. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of the Bank's deposit insurance.

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

     At September 30, 2007, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

     The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. At September 30, 2007, the Bank had a Tier 1 leverage capital ratio of 9.5%. The FDIC retains the right to require an institution to maintain a higher capital level based on the institution's particular risk profile.

     FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks. At September 30, 2007, the Bank's ratio of total capital to risk-weighted assets was 12.1% and the ratio of Tier 1 capital to risk-weighted assets was 11.2%.

     The Division requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At September 30, 2007, the Bank had a net worth of 9.3% of total assets.

     The table below sets forth the Bank's capital position relative to its FDIC capital requirements at September 30, 2007. The definitions of the terms used in the table are those provided in the capital regulations issued by the FDIC, and the Bank has not been notified by the FDIC of any higher capital requirements specifically applicable to it.

                                                  At September 30, 2007
                                            -------------------------------
                                                        Percent of Adjusted
                                             Amount       Total Assets (1)
                                            --------    -------------------
                                               (Dollars in thousands)

Tier 1 (leverage) capital (2)..............  $59,308            9.5%
Tier 1 (leverage) capital requirement......   25,058            4.0
                                             -------           ----
Excess                                       $34,250            5.5%
                                             =======           ====

Tier 1 risk adjusted capital...............  $59,308           11.2%
Tier 1 risk adjusted capital requirement...   21,154            4.0
                                             -------           ----
Excess                                       $38,154            7.2%
                                             =======           ====

Total risk-based capital...................  $64,105           12.1%
Total risk-based capital requirement.......   42,308            8.0
                                             -------           ----
Excess.....................................  $21,797            4.1%
                                             =======           ====

---------------
(1) For the Tier 1 (leverage) capital and Washington regulatory capital calculations, percent of total average assets of $626.5 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $528.9 million.


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

Federal Reserve System

     The Federal Reserve Board requires under Regulation D that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. As of September 30, 2007, the Bank's deposit with the Federal Reserve and vault cash exceeded its Regulation D reserve requirements.

Affiliate Transactions

     The Company and the Bank are separate and distinct legal entities. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates, including their bank holding companies. Transactions deemed to be a "covered transaction" under Section 23A of the Federal Reserve Act and between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of the bank subsidiary's capital and surplus and, with respect to the parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary's capital and surplus. Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

Community Reinvestment Act

     Under the Community Reinvestment Act ("CRA"), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the FDIC. As a result of the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance and received a rating of "satisfactory" in its latest examination.

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

Anti-Money Laundering and Customer Identification

     Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") on October 26, 2001 in response to the terrorist events of September 11, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Since its enactment, Congress has refined certain expiring provisions of the USA Patriot Act.

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

     The Company's total risk based capital must equal 8% of risk-weighted assets and one half of the 8%, or 4%, must consist of Tier 1 (core) capital. As of September 30, 2007, the Company's total risk based capital was 13.6% of risk-weighted assets and its risk based capital of Tier 1 (core) capital was 12.7% of risk-weighted assets.

Sarbanes-Oxley Act of 2002

     As a public company, the Company is subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act of 2002 was signed into law by President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with several accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

     The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the Securities and Exchange Commission and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General.

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

Competition

     The Bank operates in an intensely competitive market for the attraction of deposits (generally its primary source of lendable funds) and in the origination of loans. Historically, its most direct competition for deposits has come from large commercial banks, thrift institutions and credit unions in its primary market area. In times of high interest rates, the Bank experiences additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes principally from mortgage bankers, commercial banks and other thrift institutions. Such competition for deposits and the origination of loans may limit the Bank's future growth and earnings prospects.

Subsidiary Activities

     The Bank has one wholly-owned subsidiary, Timberland Service Corporation ("Timberland Service"), whose primary function is to act as the Bank's escrow department and offer non-deposit investment services.

Personnel

     As of September 30, 2007, the Bank had 242 full-time employees and 32 part-time employees. The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees is good.

Executive Officers of the Registrant

     The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

                  Executive Officers of the Company and Bank

                     Age at                      Position
                   September -------------------------------------------------
Name               30, 2007            Company                  Bank
-----------------  --------- -------------------------  ----------------------

Michael R. Sand       53     President and Chief        President and Chief
                              Executive Officer          Executive Officer

Dean J. Brydon        40     Executive Vice President,  Executive Vice
                              Chief Financial Officer    President, Chief
                              and Secretary              Financial Officer and
                                                         Secretary

Robert A. Drugge      56     Executive Vice President   Executive Vice
                                                         President and
                                                         Business Banking
                                                         Division Manager

John P. Norawong      42     Executive Vice President   Executive Vice
                                                         President and
                                                         Community Banking
                                                         Division  Manager

Marci A. Basich       38     Senior Vice President and  Senior Vice President
                             Treasurer                   and Treasurer

Kathie M. Bailey      56     Senior Vice President      Senior Vice President
                                                         and Chief Operations
                                                         Officer
     Biographical Information.

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

     From September 30, 2003, through September 30, 2007, our total loans have grown by 59.9%. During this period the percentage of one- to four-family loans in the loan portfolio has decreased to 17.4% from 26.2%. Our commercial real estate loans, construction and land development loans, multi-family loans, land loans, commercial business loans, and consumer loans accounted for approximately 82.6% of our total loan portfolio as of September 30, 2007. We consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties, and therefore, may cause higher future loan losses. Accordingly, as a result of the inherent risks associated with these types of loans, and the unseasoned nature of a portion of these loans, it may become necessary to increase the level of our provision for loan losses. An increase in our provision for loan losses would reduce our profits.

     For further information concerning the risks associated with multi-family, and commercial real estate loans, construction loans, and consumer loans, see "Item 1. Business - Lending Activities."

We have increased our construction and land development lending which presents greater risk than one- to four-family and consumer lending.

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

     Interest rates have recently decreased after increasing for several years. The U.S. Federal Reserve increased its target for the federal funds rate 17 times, from 1.00% to 5.25% during the period from June 30, 2004 to June 20, 2006. The U.S. Federal Reserve then decreased its target for the federal funds rate by 50 basis points on September 18, 2007. A sustained falling interest rate environment would negatively impact margins as the Bank has more interest earning assets that would adjust downward than interest-bearing liabilities that would adjust downward.

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

We are required to maintain a higher capital ratio because of our level of commercial real estate loans.

     The FDIC, along with the Federal Reserve and the Office of the Comptroller of the Currency, has issued final guidance for financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties and loans for construction, land development, and other land represent 300% or more of total capital and its construction loan portfolio has increase 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and increasing capital requirements. Based on the Bank's projected commercial real estate lending levels, it is considered to have a concentration in commercial real estate lending and must implement the practices outlined in the final guidance, including maintaining a higher capital ratio.

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

     We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review several factors including our loan loss and delinquency experience, underwriting practices, and economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover future losses in the loan portfolio, resulting in the need for greater additions to our allowance. Material additions to the allowance could materially decrease our net income. Our allowance for loan losses was 0.92% of total loans and 321.95% of non-performing loans at September 30, 2007.

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

     Our success depends primarily on the general economic conditions of the State of Washington and the specific local markets in which we operate. Adverse economic conditions unique to the Washington markets could have a material adverse effect on our financial condition and results of operations. Further, a significant decline in general economic conditions, caused by inflation, recession, unemployment, changes in securities markets or other factors could impact our state and local markets and, in turn, also have a material adverse effect on our financial condition and results of operations. Of particular concern are real estate values, which may decline. If Washington were to experience significant declines in real estate values, this decline may inhibit our ability to recover on defaulted loans by selling the underlying real estate.

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

Item 1B.  Unresolved Staff Comments
-----------------------------------

     Not applicable.

Item 2.  Properties
-------------------

     At September 30, 2007 the Bank operated 21 full service facilities and one loan production office. The following table sets forth certain information regarding the Bank's offices, all of which are owned, except for the Tacoma office, the Gig Harbor office, the Lacey office at 1751 Circle Lane SE, the Centralia loan production office, and the Check Processing Department office at 504 8th Street, which are leased.

                                              Approximate       Deposits at
Location                       Year Opened  Square Footage  September 30, 2007
---------------------------    -----------  --------------  ------------------
                                                              (In thousands)

Main Office:

624 Simpson Avenue                 1966          7,700            $111,481
Hoquiam, Washington 98550

Branch Offices:

300 N. Boone Street                1974          3,400              31,123
Aberdeen, Washington 98520

201Main Street South               2004          3,200              49,363
Montesano, Washington 98563

361 Damon Road                     1977          2,100              21,402
Ocean Shores, Washington 98569

2418 Meridian East                 1980          2,400              35,708
Edgewood, Washington 98371

202 Auburn Way South               1994          4,200              17,331
Auburn, Washington 98002

12814 Meridian East (South Hill)   1996          4,200              20,896
Puyallup, Washington 98373

1201 Marvin Road, N.E.             1997          4,400              12,023
Lacey, Washington 98516

101 Yelm Avenue W.                 1999          1,800              12,515
Yelm, Washington 98597

20464 Viking Way NW                1999          3,400               6,278
Poulsbo, Washington  98370

2419 224th Street E.               1999          3,900              16,913
Spanaway, Washington 98387

801 Trosper Road SW                2001          3,300              18,270
Tumwater, Washington 98512

7805 South Hosmer Street           2001          5,000              10,165
Tacoma, Washington 98408

2401 Bucklin Hill Road             2003          4,000              10,192
Silverdale, Washington 98383

423 Washington Street SE           2003          3,000              10,340
Olympia, Washington 98501

3105 Judson St                     2004          2,700               8,051
Gig Harbor, Washington 98335

                         (table continued on following page)

                                              Approximate       Deposits at
Location                       Year Opened  Square Footage  September 30, 2007
---------------------------    -----------  --------------  ------------------
                                                              (In thousands)

117 N. Broadway                    2004          3,700             10,405
Aberdeen, Washington 98520

313 West Waldrip                   2004          5,900             23,003
Elma, Washington 98541

1751 Circle Lane SE                2004            900             10,468
Lacey, Washington 98503

101 2nd Street                     2004          1,800             17,652
Toledo, Washington 98591

209 NE 1st Street                  2004          3,400             13,156
Winlock, Washington 98586

Loan Production Office:

1641 Kresky Avenue, Suite 2        2006            800
Centralia, Washington 98531

Check Processing Facility:

504 8th Street                     2003          5,400
Hoquiam, Washington 98550

Loan Center/Data Center:

120 Lincoln Street                 2003          6,000
Hoquiam, Washington 98550

Other Properties:

305 8th Street(1)                  2004          4,100
Hoquiam, Washington 98550

314 Main Street South(2)           1975          2,800
Montesano, Washington 98563

422 6th Street(3)                  1990          2,700
Hoquiam, Washington 98550

----------
(1) Office at 305 8th Street, Hoquiam, Washington was consolidated into the office at 624 Simpson Avenue, Hoquiam, Washington on November 15, 2004. The building is currently being used for storage and other administrative purposes.
(2) Office at 314 Main Street South, Montesano, Washington was consolidated into the office at 201 Main Street South, Montesano, Washington on November 15, 2004. The building is currently rented to a third party.
(3) Previously served as the Bank's primary Data Center. The building has sustained structural damage and is not currently occupied. An insurance settlement is being negotiated with the Bank's previous insurance company.

     Management believes that all facilities, except for the Data Center building located at 422 6th Street in Hoquiam are appropriately insured and are adequately equipped for carrying on the business of the Bank.

     At September 30, 2007 the Bank operated 22 proprietary ATMs that are part of a nationwide cash exchange network.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2007.

                                    PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
---------------------------------------------------------------------------
and Issuer Purchases of Equity Securities
-----------------------------------------

     The Company's common stock is traded on the Nasdaq National Market under the symbol "TSBK." As of November 30, 2007, there were 6,967,675 shares of common stock issued and approximately 639 shareholders of record, excluding persons or entities who hold stock in nominee or "street name" accounts with brokers. The following table sets forth the market price range of the Company's common stock for the years ended September 30, 2007 and 2006. This information was provided by the Nasdaq Stock Market.

                                 High       Low      Dividends
                                ------     -----     ---------
Fiscal 2007
-----------
First Quarter.................  $18.94    $17.48       $0.09
Second Quarter................   18.82     17.63        0.09
Third Quarter.................   18.61     15.70        0.09
Fourth Quarter................   16.40     15.10        0.10

                                 High       Low      Dividends
                                ------     -----     ---------
Fiscal 2006
-----------
First Quarter.................  $11.98     $11.52      $0.08
Second Quarter................   14.10      11.63       0.08
Third Quarter.................   15.80      14.00       0.08
Fourth Quarter................   19.52      15.61       0.09

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

Stock Repurchases

     The Company has had various buy-back programs since January 1998. On May 25, 2007, the Company announced a plan to repurchase 356,950 shares of the Company's common stock. This marked the Company's 15th stock repurchase plan. As of September 30, 2007, the Company has repurchased 212,000 of these shares at an average price of $17.57 per share. Cumulatively, the Company has repurchased 7,638,984 shares at an average price of $8.89 per share. This represents 57.8% of the 13,225,000 shares that were issued when the Company went public in January 1998.

     The following table sets forth the Company's repurchases of its outstanding Common Stock during the fourth quarter of the year ended September 30, 2007.

                                                                 Maximum
                                                 Total Number   Number (or
                                                  of Shares    Approximate
                                                 Purchased as  Dollar Value)
                           Total                   Part of    of Shares that
                         Number of    Average     Publicly      May Yet Be
                          Shares     Price Paid   Announced     Purchased
       Period            Purchased    per Share     Plans     Under the Plans
-----------------------  ---------   ----------  -----------  ---------------

July 1, 2007 -
 July 31, 2007.........    60,000      $16.66       60,000        156,950

August 1, 2007 -
 August 31, 2007.......        --          --           --        156,950

September 1, 2007 -
 September 30, 2007....    12,000       16.03       12,000        144,950
                           ------                   ------

Total..................    72,000      $16.56       72,000        144,950
                           ======                   ======

     The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq U.S. Companies Index and with the SNL $250 to $500 Million Asset Thrift Index and the SNL $500 to $1 Billion Asset Thrift Index, peer group indices. Total return assumes the reinvestment of all dividends and that the value of the Company's Common Stock and each index was $100 on September 30, 2002.





[GRAPH APPEARS HERE]










                                             Period Ending
                    ----------------------------------------------------------
Index               09-30-02  09-30-03  09-30-04  09-30-05  09-30-06  09-30-07
------------------  --------  --------  --------  --------  --------  --------
Timberland Bancorp,
 Inc............... $100.00   $146.44    $147.38   $149.46   $231.54   $210.86
NASDAQ Composite...  100.00    152.46     161.84    183.58    192.69    230.49
SNL $250m-$500 M
 Thrift Index......  100.00    138.10     155.47    152.86    166.34    153.70
SNL $500m-$1 B
 Thrift Index......  100.00    144.02     162.32    165.61    192.39    185.42

* Source: SNL Financial LC, Charlottesville, VA

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

                                               At September 30,
                               ----------------------------------------------
                                2007      2006      2005      2004      2003
                               ------    ------    ------    ------    ------
                                                (In thousands)
SELECTED FINANCIAL CONDITION DATA:

Total assets................. $644,848  $577,087  $552,765  $460,419  $449,633
Loans receivable and loans
 held for sale, net..........  515,341   424,645   388,109   344,594   322,236
Investment securities
 available-for-sale..........   50,851    63,805    65,860    41,560    36,933
Mortgage-backed securities
 held-to-maturity............       71        75       104       174       279
Mortgage-backed securities
 available-for-sale..........   13,047    17,603    23,735    18,329    17,098
FHLB Stock...................    5,705     5,705     5,705     5,682     5,454
Cash and due from financial
 institutions, interest-
 bearing deposits in banks
 and fed funds sold..........   16,670    22,889    28,718    19,833    38,098
Deposits.....................  466,735   431,061   411,665   319,570   307,672
FHLB advances................   99,697    62,761    62,353    65,421    61,605
Shareholders' equity.........   74,547    79,365    74,642    72,817    77,611

                                           Year Ended September 30,
                               ----------------------------------------------
                                2007      2006      2005      2004      2003
                               ------    ------    ------    ------    ------
                                     (In thousands, except per share data)
SELECTED OPERATING DATA:

Interest and dividend income.  $41,944   $35,452   $30,936  $26,571   $27,345
Interest expense.............   15,778    10,814     8,609    7,325     8,946
                               -------   -------   -------  -------   -------
Net interest income..........   26,166    24,638    22,327   19,246    18,399
Provision for loan losses....      686        --       141      167       347
                               -------   -------   -------  -------   -------
Net interest income after
 provision for loan losses...   25,480    24,638    22,186   19,079    18,052
Non-interest income..........    5,962     6,244     6,073    4,576     6,385
Non-interest expense.........   19,451    18,896    18,536   15,575    14,832
Income before income taxes...   11,991    11,986     9,723    8,080     9,605
Federal income taxes.........    3,828     3,829     3,105    2,492     2,966
                               -------   -------   -------  -------   -------
Net income...................  $ 8,163   $ 8,157   $ 6,618  $ 5,588   $ 6,639
                               =======   =======   =======  =======   =======

Earnings per common share (1):
 Basic.......................  $  1.20   $  1.16   $  0.95  $  0.77   $  0.87
 Diluted.....................  $  1.17   $  1.12   $  0.91  $  0.73   $  0.83
Dividends per share (1)......  $  0.37   $  0.33   $  0.31  $  0.29   $  0.25
Dividend payout ratio........    32.86%    30.55%    35.01%   41.52%    32.38%

--------------
(1) Have been restated to reflect the two-for-one split of common stock on June 5, 2007.

                                               At September 30,
                               ----------------------------------------------
                                2007      2006      2005      2004      2003
                               ------    ------    ------    ------    ------
OTHER DATA:
Number of real estate loans
 outstanding.................   3,295     3,005     3,022     2,857     2,824
Deposit accounts.............  53,166    51,392    51,496    40,348    39,313
Full-service offices.........      21        21        21        16        15


                                    At or For the Year Ended September 30,
                               ----------------------------------------------
                                2007      2006      2005      2004      2003
                               ------    ------    ------    ------    ------
KEY FINANCIAL RATIOS:

Performance Ratios:
 Return on average assets
  (1)........................   1.34%     1.47%     1.23%     1.24%     1.52%
 Return on average equity
  (2)........................  10.67     10.59      9.08      7.52      8.67
 Interest rate spread (3)....   4.18      4.49      4.30      4.30      4.02
 Net interest margin (4).....   4.69      4.91      4.60      4.67      4.52
 Average interest-earning
  assets to average
  interest-bearing
  liabilities................ 118.01    119.20    116.56    120.68    122.74
 Noninterest expense as a
  percent of average
  total assets...............   3.20      3.41      3.44      3.46      3.39
 Efficiency ratio (5)........  60.54     61.19     65.27     65.38     59.85
 Book value per share (6).... $10.72    $10.56    $ 9.93    $ 9.38    $ 9.13
 Book value per share (7)....  11.39     11.22     10.65     10.14      9.89
 Tangible book value per
  share (6)(8)...............   9.73      9.61      8.93      9.38      9.13
 Tangible book value per
  share (7)(8)...............  10.34     10.21      9.58     10.14      9.89

Asset Quality Ratios:
 Non-accrual and 90 days or
  more past due loans as a
  percent of total loans
  receivable, net............   0.29%     0.02%     0.75%     0.41%     1.19%
 Nonperforming assets as a
  percent of total assets....   0.23      0.02      0.62      0.40      1.15
 Allowance for loan losses
  as a percent of total
  loans receivable, net (9)..   0.92      0.96      1.05      1.14      1.19
 Allowance for losses as
  a percent of
  nonperforming loans........ 321.95  5,152.50    140.09    276.77     99.90
 Net charge-offs
  (recoveries) to average
  outstanding loans..........     --     (0.01)     0.01      0.02      0.03
Capital Ratios:
 Total equity-to-assets
  ratio......................  11.56%    13.75%    13.50%    15.82%    17.26%
 Tangible equity-to-assets
  ratio......................  10.49     12.51     12.15     15.82     17.26
 Average equity to average
  assets (10)................  12.58     13.90     13.53     16.52     17.49

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

Critical Accounting Policies and Estimates

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

      The estimated fair value is evaluated at least annually for impairment by comparing actual cash flows and estimated cash flows from the servicing assets to those estimated at the time servicing assets were originated. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSRs' portfolio. The Company's methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions. For example, the determination of fair value uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on the fair value. Thus, any measurement of MSRs' fair value is limited by the conditions existing and assumptions as of the date made. Those assumptions may not be appropriate if they are applied at different times.

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

     Emphasize Residential Mortgage Lending and Residential Construction Lending. The Bank has historically attempted to establish itself as a niche lender in its primary market areas by focusing a part of its lending activities on the origination of loans secured by one- to four-family residential dwellings, including an emphasis on loans for the construction of residential dwellings. In an effort to meet the credit needs of borrowers in its primary market areas, the Bank originates one- to four-family mortgage loans that do not qualify for sale in the secondary market under FHLMC guidelines. The Bank has also been an active participant in the secondary market, originating residential loans for sale to the FHLMC on a servicing retained basis. The Bank occasionally retains fixed-rate one- to four-family mortgage loans in its portfolio for yield and asset-liability management purposes.

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

     Emphasize the Origination of Commercial Real Estate and Commercial Business Loans. The Bank has hired additional commercial loan officers for the purpose of increasing the Bank's origination of commercial real estate and commercial business loans.

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

     Sharp increases or decreases in interest rates may adversely affect the Bank's earnings. Management of the Bank monitors the Bank's interest rate sensitivity through the use of a model provided for the Bank by FIMAC Solutions, LLC ("FIMAC"), a company that specializes in providing the financial services industry interest risk rate risk and balances sheet management services. Based on a rate shock analysis prepared by FIMAC, an immediate increase in interest rates of 200 basis points would increase the Bank's projected net interest income by approximately 3.4%, primarily because a larger portion of the Bank's interest rate sensitive assets than interest rate sensitive liabilities would reprice within a one year period. Similarly, an immediate 200 basis point decrease in interest rates would negatively affect net interest income by approximately 4.9%, as repricing would have the opposite effect. See "Quantitative Aspects of Market Risk" below for additional information. Management has sought to sustain the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Bank actively originates adjustable-rate loans for retention in its loan portfolio. Fixed-rate mortgage loans with maturities greater than seven years generally are originated for the immediate or future resale in the secondary mortgage market. At September 30, 2007, adjustable-rate mortgage loans constituted $185.3 million or 62.0%, of the Bank's total mortgage loan portfolio due after one year. Although the Bank has sought to originate ARM loans, the ability to originate such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer fixed-rate loans.

     Consumer loans and construction and land development loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Bank's exposure to fluctuations in interest rates. At September 30, 2007, the construction and land development, and consumer loan portfolios amounted to $186.3 million and $58.2 million, or 31.6% and 9.9% of total loans receivable (including loans held for sale), respectively.

     Quantitative Aspects of Market Risk. The model provided for the Bank by FIMAC estimates the changes in net portfolio value ("NPV") and net interest income in response to a range of assumed changes in market interest rates.
The model first estimates the level of the Bank's NPV (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment. In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates. The model then recalculates the Bank's NPV under different interest rate scenarios. The change in NPV under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk. The following table is provided by FIMAC based on data at September 30, 2007.

                   Net Interest Income(1)(2)       Current Market Value
  Projected    ------------------------------  -------------------------------
Interest Rate  Estimated  $ Change   % Change  Estimated  $ Change   % Change
  Scenario       Value    from Base  from Base   Value    from Base  from Base
-------------  ---------  ---------  --------- ---------  ---------  ---------
                                   (Dollars in thousands)

    +300        $27,600    $ 1,296      4.93%   $79,293    $(8,833)   (10.02)%
    +200         27,195        891      3.39     82,143     (5,983)    (6.79)
    +100         26,752        448      1.70     85,105     (3,021)    (3.43)
    BASE         26,304         --        --     88,126         --        --
    -100         25,911       (393)    (1.49)    90,136      2,010      2.28
    -200         25,014     (1,290)    (4.90)    88,409        283      0.32
    -300         23,879     (2,425)    (9.22)    84,752     (3,374)    (3.83)

-----------
(1) Does not include loan fees.
(2) Includes BOLI income, which is included in non-interest income on the Consolidated Financial Statements.

     Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit decay, and should not be relied upon as indicative of actual results. Furthermore, the computations do not reflect any actions management may undertake in response to changes in interest rates.

     In the event of a 200 basis point decrease in interest rates, the Bank would be expected to experience a 0.3% increase in NPV and a 4.9% decrease in net interest income. In the event of a 200 basis point increase in interest rates, a 6.8% decrease in NPV and a 3.4% increase in net interest income would be expected. Based upon the modeling described above, the Bank's asset and liability structure generally results in decreases in net interest income in a declining interest rate scenario and increases in net interest income in a rising rate scenario. This structure also generally results in decreases in NPV in a rising rate environment and increases in NVP when rates decrease by 200 basis points or less.

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

Comparison of Financial Condition at September 30, 2007 and September 30, 2006

     The Company's total assets increased by $67.8 million, or 11.7%, to $644.8 million at September 30, 2007 from $577.1 million at September 30, 2006, primarily attributable to a $90.7 million increase in net loans receivable. This increase was partially offset by a $17.5 million decrease in investment and mortgage-backed securities and a $6.1 million decrease in cash equivalents. This asset growth was primarily funded by a $36.9 million increase in FHLB advances and a $35.7 million increase in deposits.

     The Company's capital decreased by $4.8 million, or 6.1%, to $74.5 million at September 30, 2007 from $79.4 million at September 30, 2006 as the Company continued to manage its capital level through stock repurchases, dividends to shareholders and asset growth. During the year the Company repurchased 687,542 shares of its stock for $12.4 million and paid $2.7 million in dividends to its shareholders. These decreases to capital were partially offset by retained net income and funds received from stock option exercises.

     A more detailed explanation of the changes in significant balance sheet categories follows:

     Cash Equivalents: Cash equivalents decreased by $6.1 million or 26.9% to $16.7 million at September 30, 2007 from $22.8 million at September 30, 2006 as a portion of these liquid funds were used to fund loan growth and share repurchases.

     Investment Securities and Mortgage-backed Securities and FHLB Stock:
Investment and mortgage-backed securities (including FHLB stock) decreased by $17.5 million or 20.1% to $69.7 million at September 30, 2007 from $87.2 million at September 30, 2006, as a result of regular amortization and prepayments on mortgage-backed securities and the maturity or call of U.S. agency securities. For additional details on investments and mortgage-backed securities, see "Item 1, Business -- Investment Activities" and Note 3 of the Notes to the Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

     Loans Receivable and Loans Held for Sale, Net of Allowance for Loan
Losses: Net loans receivable, including loans held for sale, increased by $90.7 million or 21.4% to $515.3 million at September 30, 2007 from $424.7 million at September 30, 2006. The increase in the portfolio was primarily a result of a $33.0 million increase in construction loans (net of undisbursed portion of construction loans in process), a $31.1 million increase in land loans, a $17.5 million increase in multi-family loans, a $9.6 million increase in consumer loans, a $6.4 million increase commercial real estate loans and a $3.7 million increase in one- to four-family loans. These increases were partially offset by a $9.7 million decrease in commercial real estate loans.
A portion of the increase in multi-family loan category was a result of several loans secured by mixed-use properties being internally reclassified to the multi-family category from the commercial real estate category.

     Loan originations (including participation interest purchased) increased by 16.8% to $299.4 million for the year ended September 30, 2007 from $256.4 million for the year ended September 30, 2006. The Bank sold $29.9 million in fixed rate one- to four-family mortgage loans during the year ended September 30, 2007 compared to $26.4 million for the fiscal year ended September 30, 2006. For additional information on loans, see "Item 1, Business -- Lending Activities" and Note 4 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

     Premises and Equipment: Premises and equipment decreased by $155,000 to $16.6 million at September 30, 2007 from $16.7 million at September 30, 2006. The decrease was primarily as a result of depreciation and selling a land parcel in Grays Harbor County that had been previously held for expansion purposes. For additional information on premises and equipment, see "Item 2, Properties" and Note 6 of the Notes to Consolidated Financial Statements
contained in "Item 8, Financial Statements and Supplementary Data."      Other
Real Estate Owned ("OREO"): The Company did not have any OREO or other repossessed items at September 30, 2007. This compares to an OREO balance of $15,000 at September 30, 2006. The balance decreased as the land parcel held last year and other items added to OREO during the year had all been sold at September 30, 2007.

For additional information on OREOs, see "Item 1, Business -- Lending Activities - Nonperforming Assets" and Note 7 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

     Goodwill and Core Deposit Intangible ("CDI"): The amortized value of goodwill and CDI decreased by $285,000 to $6.9 million at September 30, 2007 from $7.2 million at September 30, 2006 due to scheduled amortization of CDI. The Bank recorded goodwill and CDI in connection with the October 2004 acquisition of seven branches and related deposits. For additional information of Goodwill and CDI, see Note 1 and Note 8 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

     Deposits: Deposits increased by $35.7 million, or 8.3%, to $466.7 million at September 30, 2007 from $431.1 million at September 30, 2006, primarily as a result of the addition of $24.1 million in brokered certificate of deposit accounts. The remainder of the increase was comprised of a $21.8 million increase in certificate of deposit accounts and a $5.7 million increase in money market accounts. These increases were partially offset by a $9.1 million decrease in N.O.W. checking accounts, a $3.8 million decrease in savings accounts, and a $2.9 million decrease in non-interest bearing accounts. For additional information on deposits, see "Item 1, Business -- Deposit Activities and Other Sources of Funds" and Note 9 of the Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

     FHLB Advances and Other Borrowings: FHLB advances and other borrowings increased by $49.5 million, or 57.4%, to $100.3 million at September 30, 2007 from $63.7 million at September 30, 2006 as the Bank used additional advances to fund loan portfolio growth. For additional information on borrowings, see "Item 1, Business -- Deposit Activities and Other Sources of Funds - Borrowings" and Notes 10 and 11 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

     Shareholders' Equity: Total shareholders' equity decreased by $4.8 million, or 6.1%, to $74.5 million at September 30, 2007 from $79.4 million at September 30, 2006, primarily as a result of share repurchases of $12.4 million and dividends to shareholders of $2.7 million. These decreases to shareholders' equity were partially offset by net income of $8.2 million, an increase of $1.9 million from the exercise of stock options and vesting associated with the Company's benefit plans, and a $217,000 net increase in the fair value of securities available for sale.

     During the year ended September 30, 2007 the Company repurchased 687,542 shares of its common stock for $12.4 million at an average price of $18.08 per share. The Company had 144,950 shares remaining to be purchased on its existing stock repurchase plan at September 30, 2007. Cumulatively, the Company has repurchased 7,638,984 shares (57.8%) of the 13,225,000 shares that were issued in its 1998 initial public offering, at an average price of $8.89
per share.   For additional information on shareholders' equity, see the
Consolidated Statements of Shareholders' Equity contained in "Item 8, Financial Statements and Supplementary Data."

Comparison of Operating Results for the Years Ended September 30, 2007 and
2006

     The Company's net income was nearly identical at $8.16 million for the years ended September 30, 2007 and 2006 as increased net interest income was offset by increased non-interest expense, increased provision for loan losses, and decreased non-interest income. Diluted earnings per share, however, increased by 4.5% to $1.17 for the year ended September 30, 2007 from $1.12 for the year ended September 30, 2006. The increased earnings per diluted share were primarily a result of a decrease in the weighted average number of shares outstanding as a result of share repurchases.

     The increased net interest income was primarily a result of a larger interest earning asset base due to an increased loan portfolio. The increase in net interest income attributable to a larger interest earning asset base was, however, partially offset by a decrease in the Company's net interest margin.

     The increased provision for loan losses was primarily the result of a larger loan portfolio and an increase in the level of loans classified as substandard. Net charge-offs remained low at only $11,000 during the year ended September 30, 2007, which is equivalent to 0.002% of average outstanding loans.

     The increased non-interest expense was primarily a result of increased employee costs and increased advertising expenses. The increased salary and employee benefit expenses were primarily because of a larger employee base and annual salary adjustments, and the increased advertising expenses were primarily the result of additional advertising campaigns.

     The decreased non-interest income was primarily a result of decreased income from service charges on deposit accounts and decreased fee income from the sale of non-deposit investment products.

     A more detailed explanation of the income statement categories is presented below.

     Net Income: Net income for the year ended September 30, 2007 increased by $6,000 to $8.16 million, or $1.17 per diluted share ($1.20 per basic share) from $8.16 million, or $1.12 per diluted share ($1.16 per basic share) for the year ended September 30, 2006. The $0.05 increase in diluted earnings per share for the year ended September 30, 2007 was primarily the result of a $1.53 million ($1.01 million net of income tax - $0.14 per diluted share) increase in net interest income and a lower number of weighted average shares outstanding which increased diluted earnings per share by approximately $0.05. These items were partially offset by a $686,000 ($439,000 net of income tax - $0.06 per diluted share) increase in the provision for loan losses, a $555,000 ($366,000 net of income tax - $0.05 per diluted share) increase in non-interest expense and a $282,000 ($186,000 net of income tax - $0.03 per diluted share) decrease in non-interest income.

     Net Interest Income: Net interest income increased by $1.53 million to $26.17 million for the year ended September 30, 2007 from $24.64 million for the year ended September 30, 2006, primarily due to a larger interest earning asset base. Total interest and dividend income increased by $6.49 million to $41.94 million for the year ended September 30, 2007 from $33.45 million for the year ended September 30, 2006 as average total interest earning assets increased by $56.10 million. The yield on interest earning assets increased to 7.51% for the year ended September 30, 2007 from 7.06% for the year ended September 30, 2006. Total interest expense increased by $4.96 million to $15.78 million for the year ended September 30, 2007 from $10.81 million for the year ended September 30, 2006 as average interest bearing liabilities increased by $51.79 million. The average rate paid on interest bearing liabilities increased to 3.33% for the year ended September 30, 2007 from 2.57% for the year ended September 30, 2006.

     The increase in net interest income attributable to a larger interest earning asset base was, however, partially offset by a compression of the Company's net interest margin. The net interest margin decreased 22 basis points to 4.69% for the year ended September 30, 2007 from 4.91% for the year ended September 30, 2006 as funding costs increased at a greater rate than
yields increased on interest earning assets.   This was primarily due to an
increased reliance on wholesale funding (FHLB advances and brokered deposits) and increased competition for deposits in the Company's primary market areas,
which increased overall funding costs.   Also factoring into the decrease in
this year's net interest margin was the collection of prepayment penalties and non-accrual interest last year which increased the net interest margin for the year ended September 30, 2006 by approximately 10 basis points.

     Provision for Loan Losses: The provision for loan losses increased to $686,000 for the year ended September 30, 2007 compared to no provision made during the year ended September 30, 2006. The provision for loan losses increased primarily due to an increase in the loan portfolio and an increase in the level of loans classified as substandard. The Bank had a net charge-off of $11,000 for the year ended September 30, 2007 compared to a net recovery of $23,000 for the year ended September 30, 2006. The net charge-offs (recoveries) to average outstanding loans ratio was 0.002% for the year ended September 30, 2007 and (0.006%) for the year ended September 30, 2006.

     The Bank has established a comprehensive methodology for determining the provision for loan losses. On a quarterly basis the Bank performs an analysis taking into consideration pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, historical loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of individual loans on non-accrual status, and other factors to determine the level of allowance for loan losses needed. The allowance for loan losses increased $675,000 to $4.80 million at September 30, 2007 from $4.12 million at September 30, 2006. The increased level of the allowance for loan losses was primarily attributable to a larger loan portfolio (loans receivable and loans held for sale), which increased by $90.7 million to $515.3 million at September 30, 2007 from $424.6 million at September 30, 2006. Also contributing to the increased allowance was an increase in the level of loans classified as substandard.

    Based on the comprehensive methodology, management deemed the allowance for loan losses of $4.80 million at September 30, 2007 (0.92% of loans receivable and 321.9% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. While the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Bank's financial condition and results of operations. For additional information,
see "Item 1, Business   Lending Activities Allowance for Loan Losses."

     Non-interest Income: Total non-interest income decreased by $282,000 to $5.96 million for the year ended September 30, 2007 from $6.24 million for the year ended September 30, 2006, primarily due to a $205,000 decrease in service charges on deposits and a $166,000 decrease in fees from the sale of non-deposit investment products, and a $30,000 decrease in gain on sale of loans. The decreased in income from service charges on deposits was primarily a result of a decrease in the number of customer overdrafts. The decrease in gross fees received from that sale of non-deposit investment products was primarily due to decreased sales and a change in the fee structure with the Bank's third-party vendor. These decreases were partially offset by a $112,000 increase in ATM transaction fees and an $80,000 increase in servicing income on loans sold.

     Non-interest Expense:   Total non-interest expense increased by $555,000
to $19.45 million for the year ended September 30, 2007 from $18.90 million for the year ended September 30, 2006. Non-interest expense increased in the current year primarily due to a $184,000 increase in salary and benefit expenses, a $155,000 increase in advertising expenses, a $69,000 increase in ATM expenses, a $49,000 increase in premises and equipment expense and smaller increases in several other expense categories. The increased salary and benefit expenses were primarily due to a larger employee base and annual salary adjustments and the increased advertising expenses were a result of additional advertising campaigns. Also contributing to the increase in non-interest expense was a $143,000 change in the other real estate operations expense category. This change was primarily due to larger gains on the sale of OREO properties that were included in this category during the 2006 fiscal year.

     These increases to non-interest expense were partially offset by a $143,000 decrease in professional fees. The decrease in professional fees was primarily a result of decreased consulting, legal, and audit related expenses.

     The Company's efficiency ratio improved to 60.54% for the year ended September 30, 2007 from 61.19% for the year ended September 30, 2006.

     Provision for Income Taxes: The provision for income taxes remained at $3.83 million for the years ended September 30, 2007 and 2006. The Company's effective tax rate was 31.92% for the year ended September 30, 2007 and 31.95% for the year ended September 30, 2006.

Comparison of Operating Results for the Years Ended September 30, 2006 and
2005

     The Company's net income increased by 23.3% to $8.16 million for the year ended September 30, 2006 from $6.62 million for the year ended September 30, 2005. Diluted earnings per share increased by 23.1% to $1.12 for the year ended September 30, 2006 from $0.91 for the year ended September 30, 2005.
The improved results were primarily a result of increased net interest income and increased non-interest income, which were partially offset by higher non-interest expenses.

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

     Net Income: Net income for the year ended September 30, 2006 increased by $1.54 million to $8.16 million, or $1.12 per diluted share ($1.16 per basic share) from $6.62 million, or $0.91 per diluted share ($0.91 per basic share) for the year ended September 30, 2005. The $0.21 increase in diluted earnings per share for the year ended September 30, 2006 was primarily the result of a $2.45 million ($1.62 million net of income tax - $0.22 per diluted share) increase in net interest income after provision for loan losses and a $171,000 ($113,000 net of income tax - $0.02 per diluted share) increase in non-interest income. These items were partially offset by a $360,000 ($238,000 net of income tax - $0.03 per diluted share) increase in non-interest expense.

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

     Provision for Loan Losses: The Bank did not make a provision for loan losses during the year ended September 30, 2006 as credit quality factors improved. This compares to a provision for loan losses of $141,000 for the year ended September 30, 2005. The provision for loan losses decreased primarily due to a decrease in the level of loans classified as substandard and an increase in the level of net recoveries. The Bank had a net recovery of $23,000 for the year ended September 30, 2006 compared to a net charge-off of $33,000 for the year ended September 30, 2005. The net charge-offs (recoveries) to average outstanding loans ratio was (0.01%) for the year ended September 30, 2006 and 0.01% for the year ended September 30, 2005.

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
                                      57


                                                         Year Ended September 30,
                            --------------------------------------------------------------------------------
                                        2007                       2006                       2005
                            --------------------------  ------------------------   -------------------------
                                      Interest                   Interest                   Interest
                            Average     and     Yield/  Average    and     Yield/  Average     and    Yield/
                            Balance  Dividends   Cost   Balance  Dividends  Cost   Balance  Dividends  Cost
                            -------  ---------  ------  -------  --------- ------  -------  --------- ------
                                                          (Dollars in thousands)
Interest-earning assets:
 Loans receivable (1)(2).. $477,029   $38,386    8.04%  $399,811  $31,397   7.85%  $378,113  $27,514   7.28%
 Mortgage-backed and
  investment securities...   37,411     1,529    4.09     55,373    2,152   3.89     54,541    1,962   3.60
 FHLB stock and equity
  securities .............   37,347     1,692    4.53     36,882    1,436   3.89     37,904    1,093   2.88
Federal funds sold........    5,030       260    5.17      8,414      389   4.62     11,653      282   2.42
 Interest-bearing
  deposits................    1,481        77    5.17      1,714       78   4.55      3,405       85   2.50
                           --------   -------           --------  -------          --------  -------
  Total interest-earning
   assets.................  558,298    41,944    7.51    502,194   35,452   7.06    485,616   30,936   6.37
Non-interest-earning
 assets...................   49,483                       52,037                     52,786
                           --------                     --------                   --------

  Total assets............ $607,781                     $554,231                   $538,402
                           ========                     ========                   ========

Interest-bearing
 liabilities:
 Savings accounts......... $ 60,124       425    0.71%  $ 62,255      442   0.71%  $ 61,798      438   0.71%
 Money market accounts....   46,013     1,186    2.58     43,204      711   1.65     50,337      626   1.24
 NOW accounts.............   82,323       638    0.77     91,507      684   0.75     95,471      657   0.69
 Certificates of deposit..  199,046     9,043    4.55    168,578    6,068   3.60    148,483    3,701   2.53
 Short-term borrowings(3).   35,206     1,954    5.55      4,664      218   4.67      5,875      236   4.02
 Long-term borrowings(4)..   50,393     2,532    5.02     51,109    2,691   5.27     54,662    2,951   5.40
                           --------   -------           --------  -------          --------  -------
  Total interest bearing
   liabilities............  473,105    15,778    3.33    421,317   10,814   2.57    416,626    8,609   2.07
Non-interest bearing
 liabilities..............   58,179                       55,870                     48,916
                           --------                     --------                   --------
  Total liabilities.......  531,284                      477,187                    465,542

Shareholders' equity......   76,497                       77,044                     72,860
                           --------                     --------                   --------
  Total liabilities and
   shareholders' equity... $607,781                     $554,231                   $538,402
                           ========                     ========                   ========

Net interest income.......            $26,166                     $24,638                    $22,327
                                      =======                     =======                    =======
Interest rate spread......                       4.18%                      4.49%                      4.30%
                                               ======                     ======                     ======
Net interest margin(5)....                       4.69%                      4.91%                      4.60%
                                               ======                     ======                     ======
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities..............                     118.01%                    119.20%                    116.56%
                                               ======                     ======                     ======

----------------
(1)  Does not include interest on loans 90 days or more past due.  Includes loans originated for sale.
     Amortized net deferred loan fees, late fees, extension fees and prepayment penalties (2007, $1,794;
     2006, $2,137; and 2005, $2,146) included with interest and dividends.
(2)  Average balance includes nonaccrual loans.
(3)  Includes FHLB advances and PCBB advances with original maturities of less than one year and other short-term borrowings-repurchase agreements.
(4)  Includes FHLB advances with original maturities of one year or greater.
(5)  Net interest income divided by total average interest earning assets.




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

                           Year Ended September 30,   Year Ended September 30,
                            2007 Compared to Year      2006 Compared to Year
                           Ended September 30, 2006   Ended September 30, 2005
                              Increase (Decrease)        Increase (Decrease)
                                    Due to                     Due to
                           ------------------------   ------------------------
                                             Net                         Net
                           Rate   Volume    Change    Rate    Volume    Change
                           ----   ------   --------   ----    ------    ------
                                             (In thousands)

Interest-earning assets:
 Loans receivable (1).... $   793   $6,196  $6,989    $2,252   $1,631  $3,883
 Investments and mortgage-
  backed securities......     (11)    (118)   (129)      161       29     190
 FHLB stock and equity
  securities.............       2       (3)     (1)      373      (30)    343
 Federal funds sold......     (38)    (585)   (623)      202      (95)    107
 Interest-bearing
  deposits...............     237       19     256        48      (55)     (7)
Total net change in
 income on interest-
 earning assets..........     983    5,509   6,492     3,036    1,480   4,516

Interest-bearing liabilities:
 Savings accounts........      --      (17)    (17)        1        3       4
 NOW accounts............      (3)     (43)    (46)       55      (28)     27
 Money market accounts...     424       51     475       182      (97)     85
 Certificate accounts....   2,356      619   2,975     1,964      403   2,367
 Short-term borrowings...      47    1,689   1,736        69      (87)    (18)
 Long-term borrowings....    (123)     (36)   (159)      (72)    (188)   (260)
                          -------   ------  ------    ------   ------  ------
Total net change in
 expense on interest-
 bearing liabilities.....   2,701    2,263   4,964     2,199        6   2,205
                          -------   ------  ------    ------   ------  ------
Net change in net
 interest income......... $(1,718)  $3,246  $1,528    $  837   $1,474  $2,311
                          =======   ======  ======    ======   ======  ======
----------------
(1) Excludes interest on loans 90 days or more past due. Includes loans originated for sale.

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

     The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2007, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 9.23%. At September 30, 2007, the Bank maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount equal to 30% of total assets, limited by available collateral, under which $99.7 million was outstanding. The Bank also maintained a $10.0 million overnight borrowing line with PCBB. At September 30, 2007, the Bank did not have an outstanding balance on this borrowing line.

     Liquidity management is both a short and long-term responsibility of the Bank's management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, and (iv) yields available on interest-bearing deposits. Excess liquidity is invested generally in interest-bearing
overnight deposits and other short-term government and agency obligations.   f
the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, PCCB and collateral for repurchase agreements.

     The Bank's primary investing activity is the origination of mortgage loans, which includes construction and land development loans. During the years ended September 30, 2007, 2006 and 2005, the Bank originated $235.7 million, $215.8 million, and $190.3 million of mortgage loans, respectively. At September 30, 2007, the Bank had loan commitments totaling $56.3 million and undisbursed loans in process totaling $65.7 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2007 totaled $208.3 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

     The Bank's liquidity is also affected by the volume of loans sold and loan principal payments. During the years ended September 30, 2007, 2006, and 2005, the Bank sold $29.9 million, $26.4 million, and $25.2 million in fixed rate, one- to four-family mortgage loans. The Bank also sold $6.7 million in participation loans during the year ended September 30, 2007 and $1.5 million in credit card loans during the year ended September 30, 2005. During the years ended September 30, 2007, 2006, and 2005, the Bank received $164.9 million, $177.0 million, and $160.7 million in principal repayments.

     The Bank's liquidity has been impacted by increases in deposit levels. During the years ended September 30, 2007, 2006 and 2005, deposits increased by $35.7 million, $19.4 million, and $92.1 million, respectively. The increase in deposits during the year ended September 30, 2005 was primarily a result of the acquisition of seven offices and related deposits from a competitor in October 2004.

     Investment and mortgage-backed securities, federal funds sold, and interest bearing deposits decreased to $69.8 million at September 30, 2007 from $89.5 million at September 30, 2006.

     Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At September 30, 2007, the Bank was in compliance with all applicable capital requirements. For additional details see Note 19 of the

Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data" and "Item 1, Business - Regulation of the Bank - Capital Requirements."

     Contractual obligations. The following table presents, as of September 30, 2007, the Company's significant fixed and determinable contractual obligations, within the categories described below, by payment date or contractual maturity. These contractual obligations, except for the operating lease obligations are included in the Consolidated Balance Sheet. The payment amounts represent those amounts contractually due at September 30, 2007.

                                            Payments due by period
                                ----------------------------------------------
                                          After     After
                                         1 year    3 years
                                Within   through   through    After
Contractual obligations         1 year   3 years   5 years   5 years    Total
                                ------   -------   -------   -------   -------
                                                (In thousands)
Short-term debt obligations... $30,000   $   --     $  --    $    --  $ 30,000
Long-term debt obligations....  15,069    4,628        --     50,000    69,697
Operating lease obligations...     219      310        --         --       529
Capital lease obligations.....       5        6        --         --        11
                               -------   ------     -----    -------  --------
  Total contractual
   obligations................ $45,293   $4,944     $  --    $50,000  $100,237
                               =======   ======     =====    =======  ========

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

Management's Report on Internal Control Over Financial Reporting

     The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     The Company's management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2007. Management's assessment of the effectiveness of the Company's internal control over financial reporting has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

 Report of Independent Registered Public Accounting Firm on Internal Control
                         Over Financial Reporting

McGladrey & Pullen
Certified Public Accountants

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors Shareholders
Timberland Bancorp, Inc.
Hoquiam, Washington

We have audited Timberland Bancorp, Inc. and Subsidiary internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Timberland Bancorp, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Timberland Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the annual consolidated financial statements of Timberland Bancorp, Inc. and Subsidiary and our report dated December 10, 2007, expressed an unqualified opinion.

/s/McGladrey & Pullen, LLP

Seattle, Washington
December 10, 2007

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARY

                  Index to Consolidated Financial Statements

                                                                     Page
                                                                     ----

Report of Independent Registered Public Accounting Firm............   65
Consolidated Balance Sheets as of September 30, 2007 and 2006......   66
Consolidated Statements of Income For the Years Ended
   September 30, 2007, 2006, and 2005..............................   67
Consolidated Statements of Shareholders' Equity For the
   Years Ended September 30, 2007, 2006 and 2005...................   68
Consolidated Statements of Cash Flows For the Years Ended
   September 30, 2007, 2006 and 2005...............................   69
Consolidated Statements of Comprehensive Income For the
   Years Ended September 30, 2007, 2006 and 2005...................   71
Notes to Consolidated Financial Statements.........................   72

McGladrey & Pullen
Certified Public Accountants


           Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders
Timberland Bancorp, Inc.
Hoquiam, Washington


We have audited the consolidated balance sheets of Timberland Bancorp, Inc. and Subsidiary as of September 30, 2007 and 2006, and the related consolidated statements of income, shareholders' equity, cash flows and comprehensive income for each of the three years in the period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Timberland Bancorp, Inc. and Subsidiary as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Timberland Bancorp, Inc. and Subsidiary's internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) and our report dated December 10, 2007, expressed an unqualified opinion on the effectiveness of Timberland Bancorp, Inc. and Subsidiary's internal control over financial reporting.


/s/McGladrey & Pullen, LLP


Seattle, Washington
December 10, 2007

Consolidated Balance Sheets
-----------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006
                                                            2007        2006
Assets
  Cash equivalents:
    Cash and due from financial institutions             $ 10,813   $ 14,870
    Interest-bearing deposits in other banks                2,082      2,519
    Federal funds sold                                      3,775      5,400
                                                           16,670     22,789

  Certificate of deposits ("CDs") held for investment         - -        100
  Mortgage-backed securities - held to maturity
    (market value $70 and $73)                                 71         75
  Investments and mortgage-backed securities -
    available for sale                                     63,898     81,408
  Federal Home Loan Bank ("FHLB") stock (at cost)           5,705      5,705

  Loans receivable, net of allowance for loan losses
    of $4,797 and $4,122                                  514,584    422,196
  Loans held for sale                                         757      2,449
                                                          515,341    424,645

  Premises and equipment, net                              16,575     16,730
  Other real estate owned ("OREO") and other
    repossessed items                                         - -         15
  Accrued interest receivable                               3,424      2,806
  Bank owned life insurance ("BOLI")                       12,415     11,951
  Goodwill                                                  5,650      5,650
  Core deposit intangible ("CDI")                           1,221      1,506
  Mortgage servicing rights                                 1,051        932
  Other assets                                              2,827      2,775

  Total assets                                           $644,848   $577,087

Liabilities and shareholders' equity

Liabilities
  Deposits:
    Demand, non-interest-bearing                         $ 54,962   $ 57,905
    Interest-bearing                                      411,773    373,156
    Total deposits                                        466,735    431,061

    FHLB advances                                          99,697     62,761
    Other borrowings: repurchase agreements                   595        947
    Other liabilities and accrued expenses                  3,274      2,953

    Total liabilities                                     570,301    497,722

    Commitments and contingencies (See Note 17)

Shareholders' equity
    Preferred stock, $0.01 par value; 50,000,000
      shares authorized; none issued                          - -        - -
    Common stock, $0.01 par value;
      50,000,000 shares authorized;
      2007 - 6,953,360 shares issued and outstanding
      2006 - 3,757,676 shares issued and outstanding
      on a pre-split basis                                     70         38
    Additional paid-in capital                              9,923     20,700
    Unearned shares issued to Employee Stock
      Ownership Plan ("ESOP")                              (3,040)    (3,305)
    Retained earnings                                      68,378     62,933
    Accumulated other comprehensive loss                     (784)    (1,001)
    Total shareholders' equity                             74,547     79,365

    Total liabilities and shareholders' equity           $644,848   $577,087

See notes to consolidated financial statements.

Consolidated Statements of Income
-----------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2007, 2006 and 2005
                                                2007        2006       2005
Interest and dividend income
  Loans receivable                            $38,386     $31,397    $27,514
  Investments and mortgage-backed securities    1,529       2,152      1,962
  Dividends from mutual funds and FHLB stock    1,692       1,436      1,093
  Interest-bearing deposits in banks              337         467        367
  Total interest and dividend income           41,944      35,452     30,936

Interest expense
  Deposits                                     11,292       7,905      5,422
  FHLB advances - short term                    1,905         169        205
  FHLB advances - long term                     2,532       2,691      2,951
  Other borrowings                                 49          49         31
  Total interest expense                       15,778      10,814      8,609

  Net interest income                          26,166      24,638     22,327

Provision for loan losses                         686         - -        141

  Net interest income after provision
    for loan losses                            25,480      24,638     22,186

Non-interest income
  Service charges on deposits                   2,776       2,981      2,822
  ATM transaction fees                          1,138       1,026        871
  BOLI net earnings                               464         449        430
  Gain on sale of loans, net                      356         386        728
  Servicing income on loans sold                  505         425        379
  Escrow fees                                      92         120        141
  Fee income from non-deposit investment sales    120         286         69
  Other                                           511         571        633
  Total non-interest income                     5,962       6,244      6,073

Non-interest expense
  Salaries and employee benefits               10,928      10,744     10,196
  Premises and equipment                        2,452       2,403      2,211
  Advertising                                     843         688        797
  OREO and other repossessed items
    expense (income)                              (13)       (156)        22
  ATM expenses                                    497         428        465
  Postage and courier                             478         486        529
  Amortization of CDI                             285         328        367
  State and local taxes                           571         564        436
  Professional fees                               650         793        714
  Other                                         2,760       2,618      2,799
  Total non-interest expense                   19,451      18,896     18,536

  Income before federal income taxes           11,991      11,986      9,723

Federal income taxes                            3,828       3,829      3,105

  Net income                                  $ 8,163     $ 8,157    $ 6,618

Earnings per common share
  Basic                                         $1.20       $1.16      $0.95
  Diluted                                        1.17        1.12       0.91

See notes to consolidated financial statements.


Consolidated Statements of Shareholders' Equity
-----------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2007, 2006 and 2005
                                                                                        Accumulated
                                                                                        Other
                                                                    Unearned            Compre-
                                                         Additional Shares              hensive
                                       Common Stock      Paid-in    Issued to Retained  Income
                                      Shares    Amount   Capital    ESOP      Earnings  (Loss)     Total

  Balance,
  September 30, 2004                7,764,140     $39    $24,330   ($4,362)   $52,967    ($157)    $72,817
Net income                                - -     - -        - -       - -      6,618      - -       6,618
Repurchase of common stock           (348,868)     (2)    (4,062)      - -        - -      - -      (4,064)
Exercise of stock options             104,602       1        813       - -        - -      - -         814
Cash dividends ($.31 per share)           - -     - -        - -       - -     (2,317)     - -      (2,317)
Earned ESOP shares                                - -        293       529        - -      - -         822
Management Recognition
  Development Plan ("MRDP")
  compensation expense                    - -     - -        666       - -        - -      - -         666
Unrealized holding loss on
  securities available for sale,
  net of tax                              - -     - -        - -       - -        - -     (714)       (714)

  Balance,
  September 30, 2005                7,519,874     $38    $22,040   ($3,833)   $57,268    ($871)    $74,642

Net income                                - -     - -        - -       - -      8,157      - -       8,157
Issuance of MRDP shares                12,000     - -        - -       - -        - -      - -         - -
Repurchase of common stock           (217,200)     (1)    (3,700)      - -        - -      - -      (3,701)
Exercise of stock options             200,678       1      1,827       - -        - -      - -       1,828
Cash dividends ($.33 per share)           - -     - -        - -       - -     (2,492)     - -      (2,492)
Earned ESOP shares                        - -     - -        480       528        - -      - -       1,008
MRDP compensation expense                 - -     - -          3       - -        - -      - -           3
Stock option compensation exp.            - -     - -         50       - -        - -      - -          50
Unrealized holding loss on
  securities available for sale,
  net of tax                              - -     - -        - -       - -        - -     (130)       (130)

  Balance,
  September 30, 2006                7,515,352     $38    $20,700   ($3,305)   $62,933  ($1,001)    $79,365

Net income                                - -     - -        - -       - -      8,163      - -       8,163
Stock split                               - -      36        - -       - -        (36)     - -         - -
Issuance of MRDP shares                15,080     - -        - -       - -        - -      - -         - -
Repurchase of common stock           (687,542)     (4)   (12,427)      - -        - -      - -     (12,431)
Exercise of stock options             110,470     - -      1,207       - -        - -      - -       1,207
Cash dividends ($.37 per share)           - -     - -       - -        - -     (2,682)     - -      (2,682)
Earned ESOP shares                                - -       354        265        - -      - -         619
MRDP compensation expense                         - -        64        - -        - -      - -          64
Stock option compensation exp.            - -     - -        25        - -        - -      - -          25
Unrealized holding gain on
  securities available for sale,
  net of tax                              - -     - -       - -        - -        - -      217         217

  Balance,
  September 30, 2007                6,953,360     $70   $ 9,923    ($3,040)   $68,378   ($ 784)    $74,547


See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2007, 2006 and 2005

                                               2007        2006        2005
Cash flows from operating activities
  Net income                                $   8,163   $   8,157  $   6,618
  Non-cash revenues, expenses, gains and losses
    included in net income:
     Depreciation                               1,038         998        933
     Deferred federal income taxes               (101)        226         64
     Amortization of core deposit intangible      285         328        367
     Earned ESOP shares                           265         528        529
     MRDP compensation expense                     59           7        537
     Stock option compensation expense             25          50        - -
     FHLB stock dividends                         - -         - -        (23)
     Stock option tax effect                      464         607        186
     Less stock option excess tax benefit        (354)       (494)       - -
     Gain on sale of OREO and other
       repossessed items, net                     (19)       (158)        (5)
     Gain on sale of loans                       (356)       (386)      (728)
     (Gain) loss on sale of premises
       and equipment                              (71)        (37)        13
     Provision for loan, OREO and other
       repossessed item losses                    686         - -        161
     Loans originated for sale                (27,845)    (26,153)   (26,528)
     Proceeds from loans held for sale         29,893      26,445     25,247
     Proceeds from credit card portfolio sale      - -        - -        264
     BOLI net earnings                           (464)       (449)      (430)
  Net change in accrued interest receivable
    and other assets, and other liabilities
    and accrued expenses                         (275)     (1,906)       397
  Net cash provided by operating activities    11,393       7,763      7,602

Cash flows from investing activities
  Net (increase) decrease in CD's held
    for investment                                100         100         (1)
  Activity in securities held to maturity:
    Maturities and prepayments                      3          27         62
  Activity in securities available for sale:
    Maturities and prepayments                 17,806       7,960      8,140
    Purchases                                     - -         - -    (38,977)
     Increase in loans receivable, net        (93,316)    (36,398)   (42,272)
  Additions to premises and equipment          (1,135)     (1,924)      (837)
  Purchase of branches, net of cash and
    cash equivalents                              - -         - -     76,630
  Proceeds from sale of OREO and other
    repossessed items                             105          680       549
  Proceeds from the disposition of premises
    and equipment                                 323           95         6
  Net cash provided (used) by investing
    activities                                (76,114)     (29,460)    3,300

(continued)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------
(concluded)  (Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2007, 2006 and 2005

                                                2007        2006       2005

Cash flows from financing activities
  Increase in deposits                      $  35,674   $  19,396    $ 5,600
  Proceeds from FHLB advances - long term      60,000      10,000       - -
  Repayment of FHLB advances - long term      (24,064)    (30,592)      (583)
  Net increase (decrease) in FHLB advances
    - short term                                1,000      21,000     (2,485)
  Net increase (decrease) in repurchase
    agreements                                   (352)        166        781
  Proceeds from exercise of stock options         744       1,221        628
  ESOP tax effect                                 354         480        293
  MRDP compensation tax effect                      5         (4)        129
  Stock option excess tax benefit                 354         494        - -
  Repurchase of common stock                  (12,431)     (3,701)    (4,064)
  Payment of dividends                         (2,682)     (2,492)    (2,317)
  Net cash provided (used) by financing
    activities                                 58,602      15,968     (2,018)

  Net increase (decrease) in cash equivalents  (6,119)     (5,729)     8,884

Cash equivalents
  Beginning of year                            22,789      28,518     19,634

  End of year                                $ 16,670    $ 22,789   $ 28,518


Supplemental disclosures of cash flow information
  Income taxes paid                          $  3,646    $  3,755   $  2,370
  Interest paid                                15,426      10,496      8,362

Supplemental disclosures of non-cash investing
  and financing activities
  Change in unrealized holding gain (loss) on
    securities available for sale, net of tax $   217   ($    130) ($    714)
  Loans transferred to OREO and other
    repossessed items                              71          28        625
  Shares issued to MRDP                           263         195        - -

Supplemental disclosures of branch purchase
  Premium paid for deposits                   $   - -    $    - -  ($  7,848)
  Fair value of assets acquired                   - -         - -     (2,064)
  Deposits assumed                                - -         - -     86,495
  Other liabilities assumed                       - -         - -         47

  Net cash provided by branch purchase        $   - -    $    - -   $ 76,630


See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
-----------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiaries
Years Ended September 30, 2007, 2006 and 2005


                                                2007        2006        2005


Comprehensive income
  Net income                                   $8,163      $8,157     $6,618
  Unrealized holding gain (loss) on
    securities available for sale, net of tax     217        (130)      (714)

  Total comprehensive income                   $8,380     $ 8,027     $5,904





See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006


Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Timberland Bancorp, Inc. ("Company"); its wholly owned subsidiary, Timberland Bank ("Bank"); and the Bank's wholly owned subsidiary, Timberland Service Corp. All significant intercompany transactions and balances have been eliminated.

Nature of Operations

The Company is a bank holding company which operates primarily through its subsidiary, the Bank. The Bank was established in 1915 and, through its 21 branches located in Grays Harbor, Pierce, Thurston, Kitsap, King and Lewis counties in Washington State, attracts deposits from the general public, and uses those funds, along with other borrowings, to provide residential real estate, construction and land development, commercial real estate, commercial business, and consumer loans to borrowers in western Washington, and to invest in investment securities and mortgage-backed securities.

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

Certain prior year amounts have been reclassified to conform to the 2007 presentation with no change to net income or shareholders' equity previously reported.

Stock Split

On June 5, 2007 the Company's common stock was split two-for-one in the form of a 100% stock dividend. Each shareholder of record as of May 22, 2007 received one additional share for every share owned. All per share amounts (including stock options) in the consolidated financial statements and accompanying notes were restated to reflect the split, except as otherwise noted.

Segment Reporting

The Company provides a broad range of financial services to individuals and companies located primarily in western Washington. These services include demand, time and savings deposits; real estate, business and consumer lending; escrow services; and investment advisory services. While the Company's chief decision maker monitors the revenue streams from the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's operations are considered by management to be one reportable operating segment.

(continued)

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006

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

Declines in the fair value of individual securities held to maturity and available for sale below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. Management evaluates individual securities for other than temporary impairment on a quarterly basis based on the securities' current credit quality, interest rates, term to maturity and management's intent and ability to hold the securities until the net book value is recovered. Management considers an investment security to be other than temporarily impaired if the decline in fair value is due to credit quality deterioration which management believes will affect repayment of the investment principal, or if for any other reason the Company does not have the ability and intent to hold the investment until the decline in fair value recovers. Any other than temporary declines in fair value are recognized in the statement of income as realized losses.

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

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006


Note 1 - Summary of Significant Accounting Policies (continued)

Allowance for Loan Losses

The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management's comprehensive analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectability may not be assured. The detailed analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are deemed impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the recorded value of that loan. The general component covers non-classified loans and classified loans that are not evaluated individually for impairment and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The appropriateness of the allowance for losses on loans is estimated based upon these factors and trends identified by management at the time financial statements are prepared.

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

Interest on Loans and Loan Fees

Interest on loans is accrued daily based on the principal amount outstanding. Allowances are established for uncollected interest on loans for which the interest is determined to be uncollectible. Generally, all loans past due (based on contractual terms) 90 days or more are placed on non-accrual status. Any interest income accrued at that time is reversed. Subsequent collections are applied proportionately to past due principal and interest, unless collectability of principal is in doubt, in which case all payments are applied to principal. Loans are removed from non-accrual status only when the loan is deemed current, and the collectability of principal and interest is no longer doubtful, or on one- to four-family loans, when the loan is less than 90 days delinquent.

(continued)

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006


Note 1 - Summary of Significant Accounting Policies (continued)

Interest on Loans and Loan Fees (concluded)

The Bank charges fees for originating loans. These fees and certain loan origination costs are deferred and the net is amortized to income, on the level-yield basis, over the loan term. If the loan is repaid prior to maturity, the remaining unamortized deferred loan origination fee is recognized in income at the time of repayment.

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

Goodwill

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is analyzed, at least annually, for impairment. An annual review is performed at the end of the third quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. If the fair value of the reporting unit exceeds the recorded value of the reporting unit, goodwill is not considered impaired and no additional analysis is necessary. As of June 30, 2007 the fair value of the reporting unit exceeded the recorded value. As of September 30, 2007, there have been no events or changes in the circumstances that would indicate a potential impairment.

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

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006


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

Valuations are periodically performed by management, and a charge to earnings is recorded if the recorded value of a property exceeds its estimated net realizable value.

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

The Bank currently calculates the bad debt deduction based on actual experience.

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

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006


Note 1 - Summary of Significant Accounting Policies (continued)

Cash Equivalents and Cash Flows

The Company considers amounts included in the balance sheets' captions "Cash and due from financial institutions", "Interest-bearing deposits in other banks" and "Federal funds sold" to be cash equivalents. Cash flows from
loans, deposits, FHLB advances   short term,  and other borrowings are
reported net.

Advertising

Costs for advertising and marketing are expensed as incurred.

Stock-Based Compensation

Prior to October 1, 2005, the Company accounted for stock-based compensation expense using the intrinsic value method as required by Accounting Principals Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. No compensation expense for stock options was reflected in net income for the fiscal year ended September 30, 2005, as all stock options granted had an exercise price equal to the market price of the underlying common stock at the date of the grant. In April 2005, the Company accelerated the vesting of 55,000 stock options that had an exercise price greater than the current market value. The vesting acceleration on these stock options increased the pro forma stock-based compensation expense by $54,000, net of tax for the year ended September 30, 2005. The Company accelerated the vesting primarily to reduce reported compensation expense in future periods.

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

As a result of adopting SFAS No. 123(R), the Company's net income was reduced by $17,000 and $33,000 respectively, for the fiscal years ended September 30, 2007 and 2006. Basic and diluted earnings per share for the fiscal years ended September 30, 2007 and 2006 were not changed by the additional expense.

(continued)

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006

Note 1 - Summary of Significant Accounting Policies (continued)

The following table provides pro forma disclosures for the fiscal year ended September 30, 2005 had the Company accounted for stock-based compensation under SFAS No. 123(R). The pro forma amounts are as follows (dollars in thousands, except per share amounts)
                                                                     2005

Net income, as reported                                            $6,618
Less total stock-based compensation expense determined
  under fair value method for all qualifying awards, net of tax       256

  Pro forma net income                                             $6,362

Earnings Per Share
  Basic:
    As reported                                                     $0.95
    Pro forma                                                        0.92
  Diluted:
    As reported                                                      0.91
    Pro forma                                                        0.88

The Company's stock compensation plans are described more fully in Note 15.

Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued under the Company's stock option plans and Management Recognition and Development Plan ("MRDP").

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Options for Financial Assets and Financial
Liabilities   Including an Amendment of FASB Statement No. 115.  This
Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The adoption of this Statement is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006

Note 1 - Summary of Significant Accounting Policies (concluded)

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on October 1, 2007 and does not expect FIN 48 to have a material impact on the Company's Consolidated Financial Statements.

Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances on hand or on deposit with the Federal Reserve Bank, based on a percentage of transaction account deposits. The amount of the reserve requirement balance for the years ended September 30, 2007 and 2006 was approximately $679,000 and $517,000, respectively.

Note 3 - Investments and Mortgage-Backed Securities

Investments and mortgage-backed securities have been classified according to management's intent (in thousands):

                                               Gross       Gross
                                   Amortized   Unrealized  Unrealized  Fair
                                   Cost        Gains       Losses      Value
September 30, 2007

Held to Maturity
  Mortgage-backed securities           $71      $ - -      ($1)          $70

Available for Sale
  Mortgage-backed securities       $13,148        $31    ($131)      $13,048
  Mutual funds                      32,938        - -   (1,063)       31,875
  U.S. agency securities            19,000        - -      (25)       18,975

  Total                            $65,086        $31  ($1,219)      $63,898

September 30, 2006

Held to Maturity
  Mortgage-backed securities           $75      $ - -      ($2)          $73

Available for Sale
  Mortgage-backed securities       $17,989        $14    ($400)      $17,603
  Mutual funds                      32,938        - -     (851)       32,087
  U.S. agency securities            31,997        - -     (279)       31,718

  Total                            $82,924        $14  ($1,530)      $81,408

(continued)
                                             79

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006

Note 3 - Investments and Mortgage-Backed Securities (concluded)

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of September 30, 2007 are as follows (in thousands):


                                  Less Than 12 Months    12 Months or Longer    Total
                                   Fair     Unrealized   Fair      Unrealized   Fair       Unrealized
Description of Securities          Value    Losses       Value     Losses       Value      Losses
Mutual funds                      $  - -    $ - -        $31,875   ($1,063)     $31,875    ($1,063)
Mortgage-backed securities            69       (1)         8,187      (130)       8,256       (131)
U.S. agency securities               - -      - -         18,975       (25)      18,975        (25)

Total                             $   69      ($1)       $59,037   ($1,218)     $59,106    ($1,219)





The Company has evaluated these securities and has determined that the decline in their value is temporary and is not related to any company or industry specific event. The unrealized losses are generally due to increases in the market interest rate environment. The fair value of the mortgage-backed securities and the U.S. agency securities is expected to recover as the securities approach their maturity date and / or as market interest rates change. The fair value of the mutual funds is expected to recover as interest rates decline and the yield curve regains a steeper slope. The Company has the ability and intent to hold the investments until the market value recovers.

Mortgage-backed and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral, retail repurchase agreements and other non-profit organization deposits totaled $31,869,000 and $49,513,000 at September 30, 2007 and 2006, respectively.

The contractual maturities of debt securities at September 30, 2007 are as follows (in thousands). Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

                                     Held to Maturity     Available for Sale
                                     ----------------     ------------------
                                      Amortized Fair        Amortized Fair
                                      Cost     Value        Cost      Value

Due within one year                 $  - -   $    - -    $ 10,009  $  9,990
Due after one year to five years       - -        - -       7,392     7,391
Due after five to ten years            - -        - -       2,331     2,332
Due after ten years                     71         70      12,416    12,310
Mutual funds                           - -        - -      32,938    31,875

   Total                            $   71   $     70    $ 65,086  $ 63,898

There were no gross realized gains or gross realized losses on sales of securities available for sale for the years ended September 30, 2007, 2006 and 2005.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006

Note 4 - Loans Receivable and Loans Held for Sale

Loans receivable and loans held for sale consisted of the following at September 30 (in thousands):

                                                           2007       2006

Mortgage loans:
  One- to four-family                                   $ 101,677   $ 96,260
  Multi-family                                             35,157     17,689
  Commercial                                              127,866    137,609
  Construction and land development                       186,261    146,855
  Land                                                     60,706     29,598
  Total mortgage loans                                    511,667    428,011

Consumer loans:
  Home equity and second mortgage                          47,269     37,435
  Other                                                    10,922     11,127
  Total consumer loans                                     58,191     48,562

Commercial business loans                                  18,164     11,803

  Total loans receivable                                  588,022    488,376

Less:
  Undisbursed portion of construction loans in process     65,673     59,260
  Deferred loan origination fees                            2,968      2,798
  Allowance for loan losses                                 4,797      4,122
                                                           73,438     66,180

  Loans receivable, net                                   514,584    422,196

Loans held for sale (one- to four-family)                     757      2,449

  Total loans receivable and loans held for sale         $515,341   $424,645

Certain related parties of the Bank, principally Bank directors and officers, were loan customers of the Bank in the ordinary course of business during the years ended September 30, 2007 and 2006. Activity in related party loans during the years ended September 30 is as follows (in thousands):

                                                            2007        2006

Balance, beginning of year                                 $2,622     $1,395
New loans                                                     490      1,495
Repayments                                                   (326)      (268)

     Balance, end of year                                  $2,786     $2,622

(continued)
                                          81

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006

Note 4 - Loans Receivable and Loans Held for Sale (concluded)

At September 30, 2007, 2006 and 2005, the Bank had non-accruing loans totaling $1,490,000, $80,000 and $2,926,000, respectively. All non-accrual loans are considered impaired. At September 30, 2007 and 2006, no loans were
90 days or more past due and still accruing interest.   Interest income
recognized on a cash basis on non-accrual loans for the years ended September 30, 2007, 2006 and 2005 was $58,000, $384,000 and $189,000, respectively. The average investment in non-accrual loans for the years ended September 30, 2007 and 2006 was $623,000 and $1,938,000, respectively.

An analysis of the allowance for loan losses for the years ended September 30 follows (in thousands):

                                                 2007       2006       2005

Balance, beginning of year                     $4,122      $4,099     $3,991
Provision for loan losses                         686         - -        141

Loans charged off                                 (12)         (2)       (50)
Recoveries                                          1          25         17
     Net recovery (charge-off)                    (11)         23        (33)

     Balance, end of year                      $4,797      $4,122     $4,099

Following is a summary of information related to impaired loans at September 30 (in thousands):

                                                  2007       2006       2005

Impaired loans without a valuation allowance   $   490     $   80     $2,601
Impaired loans with a valuation allowance        1,000        - -        325

                                               $ 1,490     $   80     $2,926

Valuation allowance related to impaired loans  $    75     $  - -     $   49


Note 5 - Loan Servicing

Loans serviced for the Federal Home Loan Mortgage Corporation and others are not included on the consolidated balance sheets. The principal amounts of those loans at September 30, 2007, 2006 and 2005 were $161,565,000,
$156,187,000 and $155,864,000, respectively.

Following is an analysis of the changes in mortgage servicing rights for the years ended September 30 (in thousands):

                                                2007         2006       2005

Balance, at beginning of year                 $   932       $ 928      $ 930
Additions                                         391         241        200
Amortization                                     (272)       (237)      (202)

  Balance, end of year                        $ 1,051       $ 932      $ 928

(continued)

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006


Note 5 - Loan Servicing (concluded)

At September 30, 2007, 2006 and 2005 the fair value of mortgage servicing rights totaled $1,958,000, $1,891,000 and $1,433,000, respectively. The fair values for 2007, 2006, and 2005 were estimated using premium rates of 9.58%, 9.59% and 9.62% and prepayment speed factors of 194, 204 and 313, respectively. There was no valuation allowance at September 30, 2007, 2006 or 2005.


Note 6 - Premises and Equipment

Premises and equipment consisted of the following at September 30 (in thousands):

                                                           2007        2006

Land                                                     $  3,760   $  3,760
Buildings and improvements                                 14,260     13,169
Furniture and equipment                                     6,302      5,506
Property held for future expansion                             40        299
Construction and purchases in progress                        160        890
                                                           24,522     23,624
Less accumulated depreciation                               7,947      6,894

     Total premises and equipment                        $ 16,575   $ 16,730

The Bank leases premises under operating leases. Rental expense of leased premises was $242,000, $207,000, and $199,000 for the years ended September 30, 2007, 2006 and 2005, respectively, which is included in premises and equipment expense.

Minimum net rental commitments under noncancellable leases having an original or remaining term of more than one year for future years ending September 30 are as follows (in thousands):

2008                                                                    $219
2009                                                                     159
2010                                                                     151
2011                                                                     - -

  Total minimum payments required                                       $529

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006


Note 7 - Other Real Estate Owned and Other Repossessed Items

Other real estate owned and other repossessed items consisted of the following at September 30 (in thousands):

                                                             2007       2006

Other real estate acquired through foreclosure                - -        $15

  Total other real estate owned and other repossessed items   - -        $15



Note 8 - Core Deposit Intangibles ("CDI")

During the year ended September 30, 2005, the Company recorded a core deposit intangible of $2,201,000 in connection with the October 2004 acquisition of seven branches and related deposits. Net unamortized core deposit intangible totaled $1,221,000 and $1,506,000 at September 30, 2007 and 2006,
respectively. Amortization expense related to the core deposit intangible for the years ended September 30, 2007 and 2006 was $285,000 and $328,000, respectively.

Amortization expense for the core deposit intangible for future years ending September 30 is estimated to be as follows (in thousands):

    2008                                                    $ 249
    2009                                                      217
    2010                                                      190
    2011                                                      167
    2012                                                      148
Thereafter                                                    250

    Total                                                  $1,221

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006


Note 9 - Deposits

Deposits consisted of the following at September 30 (in thousands):

                                                           2007       2006

Non-interest-bearing                                    $  54,962  $  57,905
NOW checking                                               80,372     89,509
Savings                                                    56,412     60,235
Money market accounts                                      48,068     42,378
Certificates of deposit                                   202,844    181,034
Certificates of deposit - brokered                         24,077        - -

  Total deposits                                         $466,735   $431,061

Certificates of deposit of $100,000 or greater totaled $67,316,000 and $52,851,000 at September 30, 2007 and 2006, respectively.


Scheduled maturities of certificates of deposit for future years ending September 30 are as follows (in thousands):

2008                                                                $208,330
2009                                                                  12,739
2010                                                                   3,304
2011                                                                     692
2012                                                                   1,735
Thereafter                                                               121

  Total                                                             $226,921

Interest expense by account type is as follows for the years ended September 30 (in thousands):

                                                2007       2006        2005

NOW checking                                  $   638      $  684     $  657
Savings                                           425         442        438
Money market accounts                           1,186         711        625
Certificates of deposit                         8,818       6,068      3,702
Certificates of deposit - brokered                225         - -        - -

  Total                                       $11,292      $7,905     $5,422

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006


Note 10 - Other Borrowings - Repurchase Agreements

Other borrowings at September 30, 2007 and 2006 consisted of overnight repurchase agreements with customers totaling $595,000 and $947,000, respectively.

Information concerning repurchase agreements is summarized as follows at September 30 (dollars in thousands):

                                                      2007             2006

  Average daily balance during the period           $   1,019       $  1,148
  Average daily interest rate during the period          4.61%          4.27%
  Maximum month-end balance during the period       $   4,460       $  1,895
  Weighted average rate at end of period                 4.42%          5.01%

  Securities underlying the agreements at the end of period:
    Recorded value                                  $   1,701       $  2,606
    Fair value                                          1,701          2,606

The securities underlying the agreements at September 30, 2007 were under the Company's control in safekeeping at third-party financial institutions.


Note 11 - Federal Home Loan Bank ("FHLB") Advances and Other Borrowing Lines

The Bank has long- and short-term borrowing lines with the FHLB of Seattle with total credit on the lines equal to 30% of the Bank's total assets, limited by available collateral. Borrowings are considered short-term when
the original maturity is less than one year.   FHLB advances consisted of the
following at September 30 (in thousands):


                                               2007             2006

Short-term                                  $  30,000         $  29,000
Long-term                                      69,697            33,761

  Total                                     $  99,697         $ 62,761

Information concerning short-term FHLB advances is summarized as follows at or for the year ended September 30 (dollars in thousands):

                                                         2007       2006

  Average daily balance during the period             $34,156   $  3,516
  Average daily interest rate during the period          5.58%      4.81%
  Maximum month-end balance during the period         $72,750  $  29,000
  Weighted average rate at end of the period             5.19%      5.49%

(continued)
                                  86

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006


Note 11 - Federal Home Loan Bank ("FHLB") Advances and Other Borrowing Lines (concluded)

The short-term borrowing as of September 30, 2007 matures in October 2007 and bears interest at 5.19%. The long-term borrowings mature at various dates through September 2017 and bear interest at rates ranging from 3.69% to 6.18%. Advances totaling $4,697,000 have monthly payments aggregating $6,000 plus interest. Under the Advances, Security and Deposit Agreement, virtually all of the Bank's assets, not otherwise encumbered, are pledged as collateral for advances. Principal reductions due for future years ending September 30 are as follows (in thousands):

2008                                                                 $45,069
2009                                                                   4,628
2010                                                                     - -
2011                                                                     - -
2012                                                                     - -
Thereafter                                                            50,000

                                                                     $99,697

A portion of these advances have a putable feature and may be called earlier by the FHLB than the above schedule indicates.

In addition, the Bank has a $10,000,000 overnight borrowing line with Pacific Coast Banker's Bank. The borrowing line may be reduced or withdrawn at any time. As of September 30, 2007 and 2006 the Bank did not have any outstanding advances on this borrowing line.


Note 12 - Other Liabilities and Accrued Expenses

Other liabilities and accrued expenses were comprised of the following at September 30 (in thousands):

                                                            2007        2006

Accrued deferred compensation and profit sharing
  plans payable                                            $  605     $  541
Accrued interest payable on deposits, FHLB advances
  and other borrowings                                      1,378      1,026
Accounts payable and accrued expenses - other               1,291      1,386

  Total other liabilities and accrued expenses             $3,274     $2,953


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

(continued)

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006


Note 13 - Federal Income Taxes (continued)

The components of the provision for income taxes at September 30 are as follows (in thousands):

                                                2007        2006        2005

Current                                        $3,929      $3,603     $3,041
Deferred                                        (101)         226         64

  Total federal income taxes                   $3,828      $3,829     $3,105


The components of the Company's prepaid federal income taxes and net deferred tax assets included in other assets as of September 30 are as follows (in thousands):


                                                            2007       2006

Prepaid federal income taxes                             $ 1,154    $   777
Net deferred tax assets                                      884        877

    Total                                                $ 2,038    $ 1,654

The components of the Company's deferred tax assets and liabilities at September 30 are as follows (in thousands):

                                                            2007       2006

Deferred Tax Assets
  Accrued interest on loans                              $      1   $      1
  Accrued vacation                                            106        145
  Deferred compensation                                        69         79
  Unearned ESOP shares                                        438        420
  Allowance for loan losses                                 1,679      1,454
  CDI                                                         189        141
  Unearned MRDP shares                                         26          2
  Net unrealized securities losses                            404        498
  Stock option compensation expense                            20         12
  Total deferred tax assets                                 2,932      2,752

Deferred Tax Liabilities
  FHLB stock dividends                                        906        906
  Depreciation                                                243        243
  Goodwill                                                    396        264
  Certificate of deposit valuation                             23         25
  Mortgage servicing rights                                   368        326
  Prepaid expenses                                            112        111
  Total deferred tax liabilities                            2,048      1,875

  Net deferred tax assets                                $    884   $    877


(continued)

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006


Note 13 - Federal Income Taxes (concluded)

The provision for federal income taxes for the years ended September 30 differs from that computed at the statutory corporate tax rate as follows (dollars in thousands):


                           2007               2006           2005
                      Amount   Percent   Amount  Percent   Amount   Percent

Taxes at
 statutory rate       $4,197    35.0%    $4,195   35.0%    $3,403    35.0%
BOLI income             (162)   (1.4)      (157)  (1.3)      (151)   (1.6)
Other - net             (207)   (1.7)      (209)  (1.8)      (147)   (1.5)

 Federal income
   taxes              $3,828    31.9%    $3,829   31.9%    $3,105    31.9%



Note 14 - Employee Stock Ownership and 401(k) Plan ("KSOP")

Effective October 3, 2007, the Bank established the Timberland Bank Employee Stock Ownership and 401(k) Plan ("KSOP") by combining the existing Timberland Bank Employee Stock Ownership Plan and the Timberland Bank 401(k) Profit Sharing Plan. The KSOP is comprised of two components, the Employee Stock Ownership Plan ("ESOP") and the 401(k) Plan. The KSOP benefits employees with at least one year of service who are 21 years of age or older. It may be funded by Bank contributions in cash or stock for the ESOP and in cash only for the 401(k) profit sharing. Employee vesting occurs over six years.

ESOP
----

The amount of the annual contribution is discretionary, except that it must be sufficient to enable the ESOP to service its debt. All dividends received by the ESOP are used to pay debt service. Dividends of $351,000, $326,000, and $306,000 were used to service the debt during the years ended September 30, 2007, 2006 and 2005, respectively. As of September 30, 2007, 134,372 ESOP shares had been distributed to participants.

In January 1998, the ESOP borrowed $7,930,000 from the Company to purchase 1,058,000 shares of common stock of the Company. The term of the loan was extended by 75 months in December 2006. The extension of the loan reduces the annual number of shares allocated to participants. The loan is being repaid primarily from the Bank's contributions to the ESOP and is scheduled to be fully repaid by March 31, 2019. The interest rate on the loan is 8.5%. Interest expense on the ESOP debt was $375,000, $411,000, and $454,000 for the years ended September 30, 2007, 2006 and 2005, respectively. The balance of the loan at September 30, 2007 was $4,293,000.

Shares held by the ESOP as of September 30 were classified as follows:

                                                  2007      2006       2005

Unallocated shares                              405,562   440,830    511,364
Shares released for allocation                  518,066   542,216    481,672

  Total ESOP shares                             923,628   983,046    993,036

The approximate fair market value of the Bank's unallocated shares at September 30, 2007, 2006 and 2005, was $6,347,000, $7,737,000 and $5,932,000,
respectively. Compensation expense recognized under the ESOP was $274,000, $683,000 and $516,000 for the years ended September 30, 2007, 2006 and 2005, respectively.

(continued)
                                         89

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006


Note 14 - Employee Stock Ownership and 401(K) Plan (concluded)

401(k)
------

Eligible employees may contribute up to the maximum established by the Internal Revenue Service. Contributions by the Bank are at the discretion of the board of directors except for a 3% Safe Harbor contribution which is mandatory per the plan. Bank contributions totaled $371,000, $558,000 and $641,000 for the years ended September 30, 2007, 2006 and 2005, respectively.


Note 15 - Stock Compensation Plans

Stock Options Plans
-------------------
Under the Company's stock option plans (1999 Stock Option Plan and 2003 Stock Option Plan), the Company may grant options for up to 1,622,500 shares of common stock to employees, officers and directors. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company's stock on the date of grant. The options vest over a ten-year period, which may be accelerated if the Company meets certain performance criteria. Generally, options vest in annual installments of 10% on each of the ten anniversaries from the date of grant and if the Company meets three of four established performance criteria the vesting is accelerated to 20% for that year. These four performance criteria are: (i) generating a return on assets which exceeds that of the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; (ii) generating an efficiency ratio which is less than that of the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; (iii) generating a net interest margin which exceeds the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; and
(iv) increasing the Company's earnings per share over the prior fiscal year. The Company performs the accelerated vesting analysis in February of each year based on the results of the most recently completed fiscal year. At September 30, 2007, options for 279,416 shares are available for future grant under these plans.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury rate of a similar term as the stock option at the particular grant date. The expected life is based on historical data, vesting terms, and estimated exercise dates. The expected dividend yield is based on the most recent quarterly dividend on an annualized basis. The expected volatility is based on historical volatility of the Company's stock price. There were no options granted during the fiscal years ended September 30, 2007, 2006 or 2005.

(continued)

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006


Note 15 - Stock Compensation Plans (continued)

Stock option activity is summarized in the following table:

                                                                 Weighted
                                                                Average
                                                    Number of     Exercise
                                                    Shares        Price


Outstanding September 30, 2004                      829,424       $ 6.82
Options exercised                                  (104,602)        6.01
  Outstanding September 30, 2005                    724,822         6.93

Options exercised                                  (200,678)        6.09
  Outstanding September 30, 2006                    524,144         7.26

Options exercised                                  (110,470)        6.73
Options forfeited                                    (1,000)        7.60
  Outstanding September 30, 2007                    412,674         7.39

The total grant date fair value of options that vested during the years ended September 30, 2007, 2006 and 2005 was $52,000, $65,000 and $192,000,
respectively.

A summary of unvested options as of September 30, 2007 and changes during the year ended September 30, 2007 were as follows:


                                                   Total Unvested Options
                                                   ------------------------
                                                                   Weighted
                                                                   Average
                                                                   Grant Date
                                                   Shares          Fair Value
Unvested options, beginning of period              45,008            $2.15
Vested                                             25,004             2.07
Forfeited                                           1,000             1.99
Unvested options, end of period                    19,004            $2.25


Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised for the years ended September 30 were as follows (in thousands):

                                               2007      2006      2005

Proceeds from options exercised              $   744   $1,221      $628
Related tax benefit recognized                   463      607       186
Intrinsic value of options exercised           1,231    1,785       613


(continued)

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006


Note 15 - Stock Compensation Plans (continued)

Additional information regarding options outstanding at September 30, 2007 is as follows:

                    Options Outstanding             Options Exercisable
                 ----------------------------- ------------------------------
                                    Weighted                      Weighted
                                    Average                       Average
                          Weighted  Remaining           Weighted  Remaining
Range of                  Average   Contractual         Average   Contractual
Exercise                  Exercise  Life                Exercise  Life
Prices           Number   Price     (Years)    Number   Price     (Years)

$ 6.00 - 6.19   233,810   $6.00      1.4       233,810    $6.00      1.4
  6.80 - 7.45    66,638    7.35      3.7        66,638     7.35      3.7
  7.60 - 7.98     6,000    7.91      4.6         4,000     7.91      4.6
  9.52           56,680    9.52      5.4        39,676     9.52      5.4
 11.46 - 11.63   49,546   11.51      6.3        49,546    11.51      6.3

                412,674   $7.39      3.0       393,670    $7.30      2.8

The aggregate intrinsic value of all options outstanding at September 30, 2007 was $3.41 million. At September 30, 2007, there were 19,004 unvested options, all of which are assumed to vest, with an aggregate intrinsic value of $120,000. The aggregate intrinsic value of all options that were exercisable at September 30, 2007 was $3.29 million.

Management Recognition and Development Plan ("MRDP")
----------------------------------------------------
In November 1998, the Board of Directors adopted the MRDP. In January 1999, shareholders approved the adoption of the MRDP for the benefit of employees, officers and directors of the Company. The objective of the MRDP is to retain personnel of experience and ability in key positions by providing them with a proprietary interest in the Company.

The MRDP allows for the issuance to participants of up to 529,000 shares of the Company's common stock. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. Awards under the MRDP are made in the form of restricted shares of common stock that are subject to restrictions on the transfer of ownership. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participants is recognized over a five-year vesting period, with 20% vesting on each of the five anniversaries from the date of the grant. There were no MRDP shares granted and no MRDP shares that vested during the year ended September 30, 2005. During the year ended September 30, 2006, there were 12,000 MRDP shares granted to officers with a weighted average grant date fair value of $16.22 and no shares vested. During the year ended September 30, 2007, there were 15,080 MRDP shares granted to officers and directors with a weighted average grant date fair value of $17.44 and 2,400 shares vested with an aggregate grant date fair value of $39,000. At September 30, 2007, there were 24,680 unvested MRDP shares with an aggregate grant date fair value of $419,000 and there were 92,066 shares available for future grant under the MRDP.

(continued)

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006


Note 15 - Stock Compensation Plans (concluded)

Expense for Stock Compensation Plans
------------------------------------
Compensation expense recorded in the financial statements for all stock-based plans were as follows for the years ended September 30 follows (in thousands):


                                         2007         2006         2005

Stock options                             $ 25         $  50        $ - -
MRDP stock grants                           66             8          556
Less: related tax benefit recognized       (31)          (20)        (189)

                                          $ 60         $  38        $ 367

The compensation expense yet to be recognized for stock based awards that been awarded but not vested for the years ending September 30 is as follows (in thousands):

                                   Stock
                    Stock          Grants          Total
                    Options        (MRDP)          Awards

2008                  $ 5          $ 92             $ 97
2009                    2            92               94
2010                    1            92               93
2011                   --            85               85
2012                   --            32               32

                      $ 8          $393             $401


Note 16 - Deferred Compensation Plans

The Bank has a deferred compensation/non-competition arrangement with its former chief executive officer, which provides monthly payments of $2,000 per month upon retirement. Payments under this agreement began in March 2004 and will continue until his death, at which time payments will continue to his surviving spouse until the earlier of her death or for 60 months. The present value of the payments as of September 30, 2007 and 2006, $153,000 and $177,000, respectively, has been accrued under the agreement and is included in other liabilities on the consolidated balance sheets.

The Company adopted the Timberland Bancorp, Inc. Directors Deferred Compensation Plan in 2004. This Plan allows directors to defer a portion of their monthly directors' fees until retirement with no income tax payable by the director until retirement benefits are received. The Company accrues interest on the liability at a rate of 1.00% over the Bank's one-year CD rate. The liability accrued for under the plan as of September 30, 2007 and 2006 was $10,000 and is included in other liabilities on the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of the Bank's commitments at September 30 is as follows (in thousands):

                                                            2007        2006
Undisbursed portion of construction
  loans in process (see Note 4)                           $65,673     $59,260
Undisbursed lines of credit                                20,522      18,479
Commitments to extend credit                               35,784      20,695

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, land, and income-producing commercial properties.

In March 2007 the Bank adopted the Timberland Bank Employee Severance Compensation Plan, which replaced the existing employee severance compensation agreement adopted in 1998. The new plan, which expires in 2017, was adopted to provide severance pay benefits to eligible employees in the event of a change in control of the Company or the Bank (as defined in the plan). In general, all employees (except those who have signed separate employment related agreements) with two or more years of service will be eligible to participate in the plan. Under the plan, in the event of a change in control of the Company or the Bank, eligible employees who are terminated or who terminate employment (but only upon the occurrence of events specified in the plan) within 12 months of the effective date of a change in control would be entitled to a payment based on years of service or officer rank with the Bank. The maximum payment for any eligible employee would be equal to 24 months of their current compensation.

In April 2007 the Bank and the Company entered into employment agreements with the Chief Executive Officer and the Chief Financial Officer. The employment agreements provide for a severance payment and other benefits if the officers are involuntarily terminated following a change in control of the Company or the Bank. The maximum value of the severance benefits under the employment agreements is 2.99 times the officer's average annual compensation during the five-year period prior to the effective date of the change in control.

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

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006


Note 18 - Significant Concentrations of Credit Risk

Most of the Bank's lending activity is with customers located in the state of Washington and involves real estate. At September 30, 2007, the Bank had $559,693,000 (including $65,673,000 of undisbursed construction loan proceeds) in loans secured by real estate, which represents 95.1% of the total loan portfolio. The real estate loan portfolio is primarily secured by one- to four-family properties, multi-family properties, land, and a variety of commercial real estate property types. At September 30, 2007, there were no concentrations of real estate loans to a specific industry or secured by a specific collateral type that equaled or exceeded 20% of the Bank's total loan portfolio, other than loans secured by one-to four-family properties. The ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region and the impact of those changes on the real estate market. The Bank typically maintains loan-to-value ratios of no greater than 90% on real estate loans.

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

At September 30, 2007, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

(continued)

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006


Note 19 - Regulatory Matters (concluded)

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

                                                            To be Well
                                                            Capitalized
                                                            Under Prompt
                                         Capital Adequacy   Corrective Action
                            Actual       Purposes           Provisions
                        Amount   Ratio   Amount   Ratio     Amount   Ratio

September 30, 2007
 Tier 1 capital
  (to average
  assets):
   Consolidated        $67,397   10.7%  $25,116    4.0%       N/A      N/A
   Timberland Bank      59,308    9.5    25,058    4.0      $31,323    5.0%
 Tier 1 capital
  (to risk-weighted
  assets):
   Consolidated         67,397   12.7    21,172    4.0        N/A      N/A
   Timberland Bank      59,308   11.2    21,154    4.0       31,731    6.0
 Total capital (to
  risk-weighted
  assets):
   Consolidated         72,194   13.6    42,344    8.0        N/A      N/A
   Timberland Bank      64,105   12.1    42,308    8.0       52,885   10.0

September 30, 2006
 Tier 1 capital (to
  average assets):
   Consolidated        $72,360   13.1%  $22,151    4.0%       N/A      N/A
   Timberland Bank      63,222   11.5    22,017    4.0      $27,521    5.0%
 Tier 1 capital (to
  risk-weighted
  assets):
   Consolidated         72,360   16.6    17,446    4.0        N/A      N/A
   Timberland Bank      63,222   14.6    17,314    4.0       25,970    6.0
 Total capital (to
  risk-weighted
  assets):
   Consolidated         76,482   17.5    34,892    8.0        N/A      N/A
   Timberland Bank      67,344   15.6    34,627    8.0       43,284   10.0

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

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006

Note 20 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - September 30
(In Thousands)
                                                             2007      2006
Assets
  Cash and due from financial institutions                 $    73   $   368
  Interest-bearing deposits in banks                         1,253       630
  Investments and mortgage-backed securities -
   available for sale                                        2,064     2,079
  Loan receivable from Bank                                  4,293     4,507
  Investment in Bank                                        66,434    70,211
  Other assets                                               1,906     1,648

  Total assets                                             $76,023   $79,443

Liabilities and shareholders' equity
  Loan payable to Bank                                     $ 1,400   $   - -
  Accrued expenses                                              76        78
  Shareholders' equity                                      74,547    79,365

  Total liabilities and shareholders' equity               $76,023   $79,443


Condensed Statements of Income - Years Ended September 30
(In Thousands)
                                                   2007      2006      2005
Operating income
  Interest-bearing deposits in banks             $    26   $    27   $    11
  Interest on loan receivable from Bank              375       411       454
  Dividends on investments                           108        91        66
  Dividends from Bank                             12,823     4,500     5,029
  Total operating income                          13,332     5,029     5,560

Non-Operating Income                                 - -         3       - -

Operating expenses                                   633       465       507

  Income before income taxes and equity
   in undistributed income of Bank                12,699     4,567     5,053

Federal income taxes (benefit)                      (166)      (91)      (96)

  Income before equity in undistributed income
   of Bank                                        12,865     4,658     5,149

Equity in undistributed income of bank
 (dividends in excess of income of bank)          (4,702)    3,499     1,469

  Net income                                     $ 8,163   $ 8,157   $ 6,618
(continued)

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006


Note 20 - Condensed Financial Information - Parent Company Only (concluded)

Condensed Statements of Cash Flows - Years Ended September 30
(In Thousands)

                                                  2007       2006       2005
Cash flows from operating activities
  Net income                                   $  8,163   $  8,157   $ 6,618
  Adjustments to reconcile net income to net
   cash provided:
    (Equity in undistributed income of Bank)
     dividends in excess of income of Bank        4,702     (3,499)   (1,469)
    ESOP shares earned                              265        528       529
    MRDP compensation expense                        59          7       537
    Stock option compensation expense                25         50       - -
    Stock option tax effect                         464        607       186
    Less stock option excess tax benefit           (354)      (494)      - -
    Other, net                                     (256)      (462)     (340)
Net cash provided by operating activities        13,068      4,894     6,061

Cash flows from investing activities
  Investment in Bank                               (698)    (1,062)   (1,377)
    Principal repayments on loan receivable
     from Bank                                      214        525       483
  Net cash used in investing activities            (484)      (537)     (894)

Cash flows from financing activities
  Increase in borrowings from Bank                1,400        - -       - -
  Proceeds from exercise of stock options           744      1,221       628
  Repurchase of common stock                    (12,431)    (3,701)   (4,064)
  Payment of dividends                           (2,682)    (2,492)   (2,317)
  ESOP tax effect                                   354        480       293
  MRDP compensation tax effect                        5         (4)      129
  Stock option tax effect                           354        494       - -
  Net cash used in financing activities         (12,256)    (4,002)   (5,331)

  Net increase (decrease) in cash                   328        355      (164)

Cash equivalents
  Beginning of year                                 998        643       807

  End of year                                   $ 1,326    $   998    $  643

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006


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

                                                   2007      2006       2005

Basic EPS Computation
  Numerator - net income                         $8,163     $8,157     $6,618

  Denominator - weighted average common
   shares outstanding                         6,775,822  7,032,662  6,950,800

  Basic EPS                                      $ 1.20     $ 1.16     $ 0.95


Diluted EPS Computation
  Numerator - net income                         $8,163     $8,157     $6,618

  Denominator - weighted average common
   shares outstanding                         6,775,822  7,032,662  6,950,800
  Effect of dilutive stock options              204,636    249,090    265,464
  Effect of dilutive MRDP shares                  1,649        144     39,714
  Weighted average common shares outstanding-
   assuming dilution                          6,982,107  7,281,896  7,255,978

  Diluted EPS                                    $ 1.17     $ 1.12     $ 0.91

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006


Note 22 - Comprehensive Income

Net unrealized gains and losses included in comprehensive income were computed as follows for the years ended September 30 (in thousands):

                                                        Tax
                                           Before-Tax   Expense    Net-of-Tax
                                           Amount       (Benefit)  Amount

2007
  Unrealized holding gains arising during
   the year                                   $329        $112       $217

  Net unrealized gains                        $329         112       $217


2006
  Unrealized holding losses arising during
   the year                                  ($196)       ($66)     ($130)


  Net unrealized losses                      ($196)       ($66)     ($130)

2005
  Unrealized holding losses arising during
   the year                                ($1,083)      ($369)     ($714)


  Net unrealized losses                    ($1,083)      ($369)     ($714)

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006


Note 23 - Fair Value of Financial Instruments

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

(continued)

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006

Note 23 - Fair Value of Financial Instruments (concluded)

The estimated fair value of financial instruments at September 30 were as follows (in thousands):

                                  2007                  2006
                                  Recorded    Fair      Recorded     Fair
                                  Amount      Value     Amount       Value
Financial Assets
  Cash and due from financial
   institutions and interest-
   bearing deposits in banks     $ 12,895   $ 12,895   $  17,489   $  17,489
  Federal funds sold                3,775      3,775       5,400       5,400
  Investments and mortgage-backed
   securities                      63,969     63,968      81,483      81,481
  FHLB stock                        5,705      5,705       5,705       5,705
  Loans receivable                515,341    510,924     424,645     416,518
  Accrued interest receivable       3,424      3,424       2,806       2,806


Financial Liabilities
  Deposits                       $466,735   $466,648    $431,061    $431,581
  FHLB advances - short term       30,000     30,000      29,000      29,000
  FHLB advances - long term        69,697     69,556      33,761      33,685
  Other borrowings: repurchase
   agreements                         595        595         947         947
  Accrued interest payable          1,378      1,378       1,026       1,026

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

Note 24 - Stock Repurchase Plan

The Company repurchased 687,542 shares of stock during the year ended September 30, 2007. The Company had 144,950 shares remaining to be purchased on its existing stock repurchase plan at September 30, 2007. It is anticipated that these remaining shares will be repurchased during the year ending September 30, 2008.

Note 25 - Subsequent Events

On October 23, 2007, the board of directors approved a dividend in the amount of $0.10 per share to be paid on November 27, 2007 to shareholders of record as of November 13, 2007.

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiaries
September 30, 2007 and 2006


Note 26 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data are presented for the quarters ended (in thousands, except per share amounts):


                          September 30,   June 30,   March 31,   December 31,
                          2007            2007       2007        2006

Interest and dividend
 income                     $11,197       $10,814    $10,168      $ 9,765
Interest expense             (4,453)       (4,156)    (3,680)      (3,489)
   Net interest income        6,744         6,658      6,488        6,276

Provision for loan losses      (270)         (260)      (156)         - -
Non-interest income           1,557         1,501      1,424        1,480
Non-interest expense         (4,854)       (4,761)    (4,939)      (4,897)

   Income before income
    taxes                     3,177         3,138      2,817        2,859

Federal income taxes          1,022         1,000        901          905

   Net income               $ 2,155       $ 2,138    $ 1,916      $ 1,954

Basic earnings per share    $ 0.330       $ 0.318    $ 0.279      $ 0.279
Diluted earnings per share    0.322         0.309      0.270        0.270



                          September 30,   June 30,   March 31,   December 31,
                          2007            2007       2007        2006

Interest and dividend
 income                     $ 9,283       $ 9,074    $ 8,649      $ 8,446
Interest expense             (3,023)       (2,786)    (2,587)      (2,418)
   Net interest income        6,260         6,288      6,062        6,028

Provision for loan losses       - -           - -        - -          - -
Non-interest income           1,653         1,528      1,508        1,555
Non-interest expense         (4,750)       (4,791)    (4,718)      (4,637)

   Income before income
    taxes                     3,163         3,025      2,852        2,946

Federal income taxes          1,019           964        906          940

   Net income               $ 2,144       $ 2,061    $ 1,946      $ 2,006

Basic earnings per share    $ 0.305       $ 0.292    $ 0.277      $ 0.286
Diluted earnings per share    0.295         0.282      0.267        0.276

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

     (b) Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not de detected.

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

Item 9B.  Other Information
---------------------------

     None.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information contained under the section captioned "Proposal I - Election of Directors" is included in the Company's Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

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

Code of Ethics

     The Board of Directors ratified its Code of Ethics for the Company's officers (including its senior financial officers), directors and employees during the year ended September 30, 2007. The Code of Ethics requires the Company's officers, directors and employees to maintain the highest standards of professional conduct. The Company's Code of Ethics was filed as an exhibit to its Annual Report on Form 10-K for the year ended September 30, 2003 and is available on our website at www.timberlandbank.com.

Item 11.   Executive Compensation
---------------------------------

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

     (d) Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Company's equity compensation plans as of September 30, 2007.

                                                                 Number of
                                                                 securities
                                                                 remaining
                                                                available for
                                                               future issuance
                                                                under equity
                   Number of securities   Weighted-average      compensation
                    to be issued upon     exercise price of   plans (excluding
                        exercise of           outstanding        securities
                   outstanding options,   options, warrants      reflected
Plan category      warrants and rights        and rights       in column (a))
-----------------  -------------------    -----------------   ----------------
                            (a)                   (b)                (c)
Equity compensation
 plans approved by
 security holders:

 Management
  Recognition and
  Development
  Plan............             --                $   --            92,066
 1999 Stock
  Option Plan.....        400,542                  7.26             3,678
 2003 Stock
  Option Plan.....         12,132                 11.63           275,738

Equity
 compensation
 plans not
 approved
 by security
 holders..........             --                    --                --

   Total..........        412,674                $ 7.39           371,482

Item 13.    Certain Relationships and Related Transactions, and Director
------------------------------------------------------------------------
Independence
------------

     The information contained under the section captioned "Meetings and Committees of the Board of Directors And Corporate Governance Matters - Corporate Governance - Related Party Transactions" and "Meetings and Committees of the Board of Directors and Corporate Governance Matters - Corporate Governance - Director Independence" are included in the Company's Proxy Statement and are incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services
------------------------------------------------

     The information contained under the section captioned "Independent Auditor" is included in the Company's Proxy Statement and is incorporated herein by reference.

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules
-------------------------------------------------

     (a)    Exhibits

            3.1   Articles of Incorporation of the Registrant (1)
            3.2   Bylaws of the Registrant (1)
            3.3   Amendment to Bylaws(2)
           10.1   Employee Severance Compensation Plan (3)
           10.2   Employee Stock Ownership Plan (4)
           10.3   1999 Stock Option Plan (5)
           10.4   2003 Stock Option Plan (6)
           10.5   Form of Incentive Stock Option Agreement (7)
           10.6   Form of Non-qualified Stock Option Agreement (7)
           10.7   Management Recognition and Development Plan (5)
           10.8   Form of Management Recognition and Development Award
                  Agreement (6)
           10.10  Employment Agreement with Michael R. Sand (8)
           10.11  Employment Agreement with Dean J. Brydon (8)
           14     Code of Ethics (9)

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

-----------------
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817).
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2002.
(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997; and to the Registrant's Current Report on Form 8-K dated April 13, 2007.
(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(5) Incorporated by reference to Exhibit 99 included in the Registrant's Registration Statement on Form S-8 (333-32386)
(6) Incorporated by reference to Exhibit 99.2 included in the Registrant's Registration Statement on Form S-8 (333-1161163)
(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2005.
(8) Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 13, 2007.
(9) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2003.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TIMBERLAND BANCORP, INC.



Date: December 10, 2007               By:/s/Michael R. Sand
                                        -------------------------------------
                                        Michael R. Sand
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURES                 TITLE                          DATE
         ----------                 -----                          ----



/s/Michael R. Sand      President, Chief Executive Officer   December 10, 2007
----------------------  and Director
Michael R. Sand         (Principal Executive Officer)



/s/Clarence E. Hamre    Chairman of the Board                December 10, 2007
----------------------
Clarence E. Hamre



/s/Dean J. Brydon       Chief Financial Officer              December 10, 2007
----------------------  (Principal Financial and
Dean J. Brydon          Accounting Officer)



/s/Andrea M. Clinton    Director                             December 10, 2007
----------------------
Andrea M. Clinton



/s/David A. Smith       Director                             December 10, 2007
----------------------
David A. Smith



/s/Harold L. Warren     Director                             December 10, 2007
----------------------
Harold L. Warren



/s/Jon C. Parker        Director                             December 10, 2007
----------------------
Jon C. Parker



/s/James C. Mason       Director                             December 10, 2007
----------------------
James C. Mason



/s/Ronald A. Robbel     Director                             December 10, 2007
----------------------
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

                                  Exhibit 21

                         Subsidiaries of the Registrant


Parent
---------------------------------

Timberland Bancorp, Inc.



                                        Percentage          Jurisdiction or
Subsidiaries                           of Ownership     State of Incorporation
---------------------------------      ------------     ----------------------

Timberland Bank                            100%               Washington

Timberland Service Corporation (1)         100%               Washington

------------------
(1) This corporation is a wholly-owned subsidiary of Timberland Bank.

                                   Exhibit 23

                           Consent of Accountants

McGladrey & Pullen
Certified Public Accountants

              CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We consent to the incorporation by reference in Registration Statements No. 333-32386 and No. 333-116163 on Form S-8 of Timberland Bancorp, Inc. of our reports dated December 10, 2007, relating to the consolidated financial statements and the effectiveness of internal control over financial reporting of Timberland Bancorp, Inc. which appear in this Form 10-K for the year ended September 30, 2007.

/s/McGladrey & Pullen, LLP

Seattle, Washington
December 10, 2007

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

Date: December 10, 2007

                                  /s/Michael R. Sand
                                  --------------------------------------
                                  Michael R. Sand
                                  Chief Executive Officer

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

Date: December 10, 2007

                                  /s/Dean J. Brydon
                                  --------------------------------------
                                  Dean J. Brydon
                                  Chief Financial Officer

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



/s/Michael R. Sand                          /s/Dean J. Brydon
------------------------------------        ---------------------------------
Michael R. Sand                             Dean J. Brydon
Chief Executive Officer                     Chief Financial Officer


Dated: December 10, 2007