Form 10-Q
period 2007-12-31
TIMBERLAND BANCORP INC
filed 2008-02-08
CIK 1046050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended December 31, 2007

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

Large accelerated filer     Accelerated Filer  X    Non-accelerated filer
                        ---                   ---                         ---

Indicate by check mark whether the registrant is a shell company (in Rule 12b-2 of the Exchange Act).
Yes       No X
    ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                    SHARES OUTSTANDING AT JANUARY 31, 2008
            -----                    --------------------------------------
Common stock, $.01 par value                       6,860,675

                                     INDEX

                                                                       Page
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets                      3

              Condensed Consolidated Statements of Income                4

              Condensed Consolidated Statements of Shareholders'
                Equity                                                   5

              Condensed Consolidated Statements of Cash Flows            6-7

              Condensed Consolidated Statements of Comprehensive
                Income                                                   8

              Notes to Condensed Consolidated Financial Statements       9-15

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        15-27

     Item 3.  Quantitative and Qualitative Disclosures about Market
              Risk                                                       28

     Item 4.  Controls and Procedures                                    28

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                          28

     Item 1A - Risk Factors                                              28

     Item 2.  Unregistered Sales of Equity Securities and Use of
              Proceeds                                                   29

     Item 3.  Defaults Upon Senior Securities                            29

     Item 4.  Submission of Matters to a Vote of Security Holders        29

     Item 5.  Other Information                                          29

     Item 6.  Exhibits                                                   29-30


SIGNATURES                                                               31

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------
                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    December 31, 2007 and September 30, 2007
                   Dollars in thousands, except share amounts

                                                December 31,    September 30,
                                                    2007            2007
                                                -----------------------------
Assets                                          (Unaudited)
Cash equivalents:
   Non-interest bearing                           $ 15,301        $ 10,813
   Interest bearing deposits in banks                  502           2,082
   Federal funds sold                                1,015           3,775
                                                  ------------------------
                                                    16,818          16,670
                                                  ------------------------

Investments and mortgage-backed securities:
  held to maturity                                      67              71
Investments and mortgage-backed securities:
  available for sale                                45,037          63,898
Federal Home Loan Bank ("FHLB") stock                5,705           5,705

Loans receivable                                   542,644         519,381
Loans held for sale                                    - -             757
Less: Allowance for loan losses                     (5,997)         (4,797)
                                                  ------------------------
     Net loans receivable                          536,647         515,341
                                                  ------------------------

Accrued interest receivable                          3,407           3,424
Premises and equipment                              16,512          16,575
Other real estate owned ("OREO") and other
  repossessed items                                    - -             - -
Bank owned life insurance ("BOLI")                  12,535          12,415
Goodwill                                             5,650           5,650
Core deposit intangible ("CDI")                      1,158           1,221
Mortgage servicing rights                            1,071           1,051
Other assets                                         1,987           2,827
                                                  ------------------------
     Total assets                                 $646,594        $644,848
                                                  ========================

Liabilities and shareholders' equity
Deposits                                          $461,247        $466,735
FHLB advances                                      106,380          99,697
Other borrowings: repurchase agreements                611             595
Other liabilities and accrued expenses               3,367           3,274
                                                  ------------------------
     Total liabilities                             571,605         570,301
                                                  ------------------------
Commitments and contingencies                          - -             - -

Shareholders' equity
Preferred stock, $.01 par value; 1,000,000 shares
 authorized; none issued
Common stock, $.01 par value; 50,000,000 shares
 authorized;
  December 31, 2007 - 6,917,675 shares issued
   and outstanding
  September 30, 2007 - 6,953,360 shares issued
   and outstanding                                      69              70
Additional paid in capital                           9,314           9,923
Unearned shares - Employee Stock Ownership Plan
  ("ESOP")                                          (2,974)         (3,040)
Retained earnings                                   69,300          68,378
Accumulated other comprehensive loss                  (720)           (784)
                                                  ------------------------
     Total shareholders' equity                     74,989          74,547
                                                  ------------------------
     Total liabilities and shareholders' equity   $646,594        $644,848
                                                  ========================

      See notes to unaudited condensed consolidated financial statements

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For the three months ended December 31, 2007 and 2006
                  Dollars in thousands, except per share amounts
                                  (unaudited)
                                                  Three Months Ended Dec. 31,
                                                      2007           2006
                                                    ----------------------
Interest and dividend income
Loans receivable                                    $10,764         $8,786
Investments and mortgage-backed securities              249            454
Dividends from mutual funds and FHLB stock              423            420
Federal funds sold                                       31             65
Interest bearing deposits in banks                       10             39
                                                    ----------------------
  Total interest and dividend income                 11,477          9,764
                                                    ----------------------
Interest expense
Deposits                                              3,334          2,589
FHLB advances - short term                              468            359
FHLB advances - long term                               748            523
Other borrowings                                          8             17
                                                    ----------------------
  Total interest expense                              4,558          3,488
                                                    ----------------------
  Net interest income                                 6,919          6,276
Provision for loan losses                             1,200             --
                                                    ----------------------
  Net interest income after provision for loan
   losses                                             5,719          6,276
                                                    ----------------------
Non-interest income
Service charges on deposits                             696            706
Gain on sale of loans, net                               92            107
BOLI net earnings                                       120            114
Servicing income on loans sold                          118            132
ATM transaction fees                                    299            263
Fee income from non-deposit investment sales             39             20
Other                                                   133            139
                                                    ----------------------
  Total non-interest income                           1,497          1,481
                                                    ----------------------
Non-interest expense
Salaries and employee benefits                        2,920          2,785
Premises and equipment                                  464            624
Advertising                                             182            177
Loss (gain) from other real estate operations           - -            (17)
ATM expenses                                            148            119
Postage and courier                                     118            105
Amortization of CDI                                      62             72
State and local taxes                                   151            139
Professional fees                                       147            177
Other                                                   659            716
                                                    ----------------------
  Total non-interest expense                          4,851          4,897
                                                    ----------------------

Income before federal income taxes                    2,365          2,860
Federal income taxes                                    750            906
                                                    ----------------------
  Net income                                        $ 1,615         $1,954
                                                    ======================
Earnings per common share:
  Basic                                             $  0.25         $ 0.28
  Diluted                                           $  0.24         $ 0.27
Weighted average shares outstanding:
  Basic                                           6,515,428      7,007,766
  Diluted                                         6,674,773      7,246,216
Dividends paid per share:
                                                    $  0.10         $ 0.09
      See notes to unaudited condensed consolidated financial statements

                         TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         For the year ended September 30, 2007 and the three months ended December 31, 2007
              Dollars in thousands, except per share amounts and common stock shares

                                                                                        Accumu-
                                                                                        lated
                                                                Unearned                Other
                                Common     Common   Additional  Shares                  Compre-
                             Stock Shares   Stock    Paid-In    Issued to   Retained    hensive
                             Outstanding   Amount    Capital    ESOP        Earnings    Loss        Total
                             -----------   -------   --------  ---------    --------    ------    ---------
Balance, Sept. 30, 2006       7,515,352       $38    $20,700    ($3,305)     $62,933   ($1,001)    $79,365

Net income                          - -       - -        - -        - -        8,163       - -       8,163
Stock split                         - -        36        - -        - -          (36)      - -         - -
Issuance of MRDP (1) shares      15,080       - -        - -        - -          - -       - -         - -
Repurchase of
  common stock                 (687,542)       (4)   (12,427)       - -          - -       - -     (12,431)
Exercise of stock options       110,470       - -      1,207        - -          - -       - -       1,207
Cash dividends
  ($.37 per share)                  - -       - -        - -        - -       (2,682)      - -      (2,682)
Earned ESOP shares                  - -       - -        354        265          - -       - -         619
MRDP compensation expense           - -       - -         64        - -          - -       - -          64
Stock option compensation exp.      - -       - -         25        - -          - -       - -          25
Unrealized holding gain on
  securities available
  for sale, net of tax              - -       - -        - -        - -          - -       217         217
Balance, Sept. 30, 2007       6,953,360       $70     $9,923    ($3,040)     $68,378     ($784)    $74,547

(Unaudited)
Net income                          - -       - -        - -        - -        1,615       - -       1,615
Stock split                         - -       - -        - -        - -          - -       - -         - -
Issuance of MRDP shares          14,315       - -        - -        - -          - -       - -         - -
Repurchase of
  common stock                  (50,000)       (1)      (702)       - -          - -       - -        (703)
Exercise of stock options           - -       - -        - -        - -          - -       - -         - -
Cash dividends
  ($.10 per share)                  - -       - -        - -        - -         (693)      - -        (693)
Earned ESOP shares                  - -       - -         62         66          - -       - -         128
MRDP compensation expense           - -       - -         30        - -          - -       - -          30
Stock option compensation exp.      - -       - -          1        - -          - -       - -           1
Unrealized holding gain on
  securities available
  for sale, net of tax              - -       - -        - -        - -          - -        64          64

Balance, Dec. 31, 2007        6,917,675       $69     $9,314    ($2,974)     $69,300     ($720)    $74,989

(1) 1998 Management Recognition and Development Plan.
                   See notes to unaudited condensed consolidated financial statements



                    TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended December 31, 2007 and 2006
                                 In thousands
                                  (unaudited)
                                               Three Months Ended December 31,
Cash flow from operating activities                    2007        2006
                                                    ---------------------
Net income                                          $  1,615     $  1,954
Non-cash revenues, expenses, gains and losses
 included in income:
  Provision for loan losses                            1,200          - -
  Depreciation                                           283          253
  Deferred federal income taxes                         (399)         - -
  Amortization of CDI                                     62           72
  Earned ESOP shares                                      66           66
  MRDP compensation expense                               30           11
  Stock option compensation expense                        1            7
  Stock option tax effect less excess tax benefit        - -           69
  Gain on sale of OREO, net                              - -          (18)
  Gain on the disposition of premises and equipment     (171)          (5)
  BOLI cash surrender value increase                    (120)        (114)
  Gain on sale of loans                                  (92)        (107)
  Increase (decrease) in deferred loan origination
   fees                                                  (40)          91
Loans originated for sale                             (6,564)      (5,944)
Proceeds from sale of loans                            7,413        7,245
Decrease in other assets, net                          1,225          871
Decrease (increase) in other liabilities and accrued
 expenses, net                                            93          (72)
                                                    ---------------------
Net cash provided by operating activities              4,602        4,379

Cash flow from investing activities
Proceeds from maturities of securities available
 for sale                                             18,938       11,821
Proceeds from maturities of securities held to
 maturity                                                  3            1
Increase in loans receivable, net                    (23,223)     (28,512)
Additions to premises and equipment                     (224)        (279)
Proceeds from the disposition of premises and
 equipment                                               175            5
Proceeds from sale of OREO                               - -           33
                                                    ---------------------
Net cash used in investing activities                 (4,331)     (16,931)

Cash flow from financing activities
Increase (decrease) in deposits, net                  (5,488)       3,188
Proceeds from FHLB advances - long term               25,000       30,000
Repayment of FHLB advances - long term               (15,017)         (15)
Decrease in FHLB advances - short term                (3,300)     (14,300)
Increase in repurchase agreements                         16          375
Proceeds from exercise of stock options                  - -          290
ESOP tax effect                                           62           95
Stock option excess tax benefit                          - -          150
Repurchase of common stock                              (703)      (4,176)
Payment of dividends                                    (693)        (678)
                                                    ---------------------
Net cash provided (used in) by financing activities     (123)      14,929

Net increase in cash equivalents                         148        2,377
Cash equivalents
  Beginning of period                                 16,670       22,789
                                                    ---------------------
  End of period                                     $ 16,818     $ 25,166
                                                    ---------------------

       See notes to unaudited condensed consolidated financial statements
                                 (continued)

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)
              For the three months ended December 31, 2007 and 2006
                                 In thousands
                                  (unaudited)

                                               Three Months Ended December 31,
                                                       2007        2006
                                                    ---------------------

Supplemental disclosure of cash flow information
  Income taxes paid                                  $  - -       $  833
  Interest paid                                       4,414        3,444

Supplemental disclosure of non-cash investing
 activities
  Change in unrealized holding gain on securities
   held for sale, net of tax                         $   64       $  127
  Loans transferred to OREO and other repossessed
   assets                                               - -            2

Supplemental disclosure of non-cash financing
 activities
  Shares issued to MRDP                              $  210       $   56


      See notes to unaudited condensed consolidated financial statements

                  TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            For the three months ended December 31, 2007 and 2006
                                In thousands
                                 (unaudited)




                                               Three Months Ended December 31,
                                                       2007        2006
                                                    ---------------------

Comprehensive income:
  Net income                                         $1,615       $1,954
  Unrealized holding gain on securities
   available for sale, net of tax                        64          127
                                                     -------------------

Total comprehensive income                           $1,679       $2,081
                                                     ===================



     See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007 ("2007 Form 10-K"). The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(f) Certain prior period amounts have been reclassified to conform to the December 31, 2007 presentation with no change to net income or shareholders' equity previously reported.

(2) EARNINGS PER SHARE
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options and awarded but not released MRDP shares. In accordance with

Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Bank's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At December 31, 2007 and 2006, there were 405,562 and 440,830 ESOP shares, respectively, that had not been allocated.

The following table is in thousands, except for share and per share data:

                                               Three Months Ended December 31,
                                                    2007         2006
                                                 ----------   ----------
Basic EPS computation
  Numerator - net income                         $    1,615   $    1,954
  Denominator - weighted average
    common shares outstanding                     6,515,428    7,007,766
                                                 ----------   ----------

Basic EPS                                        $     0.25   $     0.28
Diluted EPS computation
  Numerator - net income                         $    1,615   $    1,954
  Denominator - weighted average
    common shares outstanding                     6,515,428    7,007,766
Effect of dilutive stock options                    159,345      236,998
Effect of dilutive MRDP shares                          - -        1,452
                                                 ----------   ----------
Weighted average common shares
  and common stock equivalents                    6,674,773    7,246,216
                                                 ----------   ----------

Diluted EPS                                      $     0.24   $     0.27


(3) STOCK BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 123(R), Share Based Payment, which requires measurement of the compensation cost for all stock-based awards based on the grant-date fair value and recognition of compensation cost over the service period of stock-based awards. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation methodology previously utilized for options in footnote disclosures required under SFAS No. 123. The Company has adopted SFAS No. 123(R) using the modified prospective method, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition, for both new and existing stock-based awards.


(4) STOCK COMPENSATION PLANS
Stock Option Plans
------------------
Under the Company's stock option plans (i.e., the 1999 Stock Option Plan and the 2003 Stock Option Plan), the Company may grant options for up to a combined total of 1,622,500 shares of common stock to employees, officers and directors. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company's common stock on the date of grant. The options generally vest over a ten-year period, which may be accelerated if the Company meets certain performance criteria. Generally, options vest in annual installments 10% on each of the ten anniversaries from the date of the grant and if the Company meets three of four established performance criteria the vesting is accelerated to 20% for that year. These four performance criteria are: (i) generating a return on assets which exceeds that of the median of all thrifts in the 12th FHLB District having assets within

$250 million of the Company; (ii) generating an efficiency ratio which is less than that of the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; (iii) generating a net interest margin which exceeds the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; and (iv) increasing the Company's earnings per share over the prior fiscal year. The Company performs the accelerated vesting analysis in February of each year based on the results of the most recently completed fiscal year. At December 31, 2007, options for 279,416 shares are available for future grant under these plans.

Following is activity under the plans:
                                                     Three Months Ended
                                                      December 31, 2007
                                                  Total Options Outstanding
                                                  -------------------------

                                                                    Weighted
                                                         Weighted   Average
                                                         Average    Grant Date
                                                         Exercise   Fair
                                                Shares   Price      Value
                                               --------  --------   ----------
Options outstanding, beginning of period        412,674   $  7.39     $1.87
Exercised                                            --        --        --
Forfeited                                            --        --        --
Granted                                              --        --
                                                -------
Options outstanding, end of period              412,674   $  7.39     $1.87

Options exercisable, end of period              393,670   $  7.30     $1.85


                                                     Three Months Ended
                                                     December 31, 2006
                                                 Total Options Outstanding
                                                 -------------------------

                                                                    Weighted
                                                         Weighted   Average
                                                         Average    Grant Date
                                                         Exercise   Fair
                                                Shares   Price      Value
                                               --------  --------   ----------
Options outstanding, beginning of period        524,144   $  7.26     $1.85
Exercised                                       (48,300)     6.01      1.63
Granted                                              --        --        --
                                                -------
Options outstanding, end of period              475,844   $  7.38     $1.87
Options exercisable, end of period              431,836   $  7.23     $1.84


The aggregate intrinsic value of all options outstanding at December 31, 2007 was $1.98 million. The aggregate intrinsic value of all options that were exercisable at December 31, 2007 was $1.92 million. The aggregate intrinsic value of all options outstanding at December 31, 2006 was $5.32 million. The aggregate intrinsic value of all options that were exercisable at December 31, 2006 was $4.89 million.

At December 31, 2007 there were 19,004 unvested options, all of which are assumed to vest, with an aggregate intrinsic value of $54,000. There were no options that vested during the three months ended December 31, 2007. The total grant date fair value of options vested during the three months ended December 31, 2006 was $2,000.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:
                                                        Three Months Ended
                                                            December 31,
                                                            ------------
                                                           (In thousands)
                                                          2007        2006
                                                          ----        ----
Proceeds from options exercised                          $  --       $ 290
Related tax benefit recognized                              --         219
Intrinsic value of options exercised                        --         562


Options outstanding at December 31, 2007 were as follows:
                       Outstanding                      Exercisable
               -----------------------------   -------------------------------
                                 Weighted                         Weighted
                       Weighted  Average                Weighted  Average
Range                  Average   Remaining              Average   Remaining
Exercise               Exercise  Contractual            Exercise  Contractual
Prices         Shares  Price     Life (Years)  Shares   Price     Life (Years)
------------   ------  -------   -----------   ------   -------   -----------
$ 6.00-6.19   233,810  $ 6.00        1.0       233,810   $ 6.00       1.0
  6.80-7.45    66,638    7.35        2.9        66,638     7.35       2.9
  7.60-7.98     6,000    7.91        4.4         4,000     7.85       4.4
  9.53         56,680    9.52        5.2        39,676     9.52       5.2
 11.46-11.63   49,546   11.51        6.0        49,546    11.51       6.0
              -------                          -------
              412,674  $ 7.39        2.6       393,670   $ 7.30       2.4

There were no options granted during the three months ended December 31, 2007 and December 31, 2006.

Stock Grant Plans
-----------------
The Company adopted the MRDP in 1998, which was subsequently approved by shareholders in 1999 for the benefit of employees, officers and directors of the Company. The objective of the MRDP is to retain and attract personnel of experience and ability in key positions by providing them with a proprietary interest in the Company.

The MRDP allows for the issuance to participants of up to 529,000 shares of the Company's common stock. Shares may be purchased in the open market or may be issued from authorized and unissued shares. Awards under the MRDP are made in the form of restricted shares of common stock that are subject to restrictions on the transfer of ownership. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participants is recognized over a five-year vesting period, with 20% vesting
on each of the five anniversaries from the date of the grant.   During the
three months ended December 31, 2007, the Company awarded 14,315 MRDP shares to officers and directors. These shares had a weighted average grant date fair value of $14.69 per share. During the three months ended December 31, 2006 the Company awarded 3,080 shares to directors. These shares had a weighted average grant date fair value of $18.24 per share.

At December 31, 2007, there were a total of 38,379 unvested MRDP shares with an aggregated grant date fair value of $618,000. There were 616 MRDP shares that vested during the three months ended December 31, 2007 with an aggregated grant date fair value of $11,000. There were no MRDP shares that vested during the three months ended December 31, 2006. At December 31, 2007, there were 77,751 shares available for future award under the MRDP.


Expenses for Stock Compensation Plans
-------------------------------------
Compensation expenses for all stock-based plans were as follows:

                                          Three Months Ended December 31,
                                            2007                   2006
                                            ---------------------------
                                                  (In thousands)
                                     Stock       Stock      Stock       Stock
                                     Options     Grants     Options     Grants
                                     -------     ------     -------     ------
Compensation expense recognized in
 income                               $  1       $  34        $  7       $ 11
Related tax benefit recognized          --          12           2          4



The compensation expense yet to be recognized for stock based awards that have been awarded but not vested for the years ending September 30 is as follows (in thousands):
                                      Stock       Stock      Total
                                     Options      Grants     Awards
                                     -------      ------     ------
Remainder of 2008                     $  4         $100       $104
2009                                     2          134        136
2010                                     1          134        135
2011                                    --          127        127
2012                                    --           74         74
2013                                    --            3          3
                                      ----         ----       ----
Total                                 $  7         $572       $579


(5) INCOME TAXES
In June 2006, the Financial Accounting Standards Board ("FASB") issued
Interpretation No. 48, Accounting for Uncertainty in Income Taxes   an
Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on October 1, 2007 and it did not have a material impact on the Company's consolidated financial statements. As of December 31, 2007, the Company had an insignificant amount of unrecognized tax benefits.

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal examination by tax authorities for tax years before 2003. The Company's policy is to recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. The amount of interest and penalties accrued for the three months ended December 31, 2007 was immaterial.

(6) DIVIDEND / SUBSEQUENT EVENT
On January 22, 2008, the Company announced a quarterly cash dividend of $0.11 per common share, payable February 22, 2008, to shareholders of record as of the close of business on February 8, 2008.

(7) RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adoption of SFAS 157 on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for
Financial Assets and Financial Liabilities   Including an amendment of FASB
Statement No. 115. This Statement permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement is not expected to have a material impact on the Company's consolidated financial statements.


Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three months ended December 31, 2007. This analysis as well as other sections of this report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward looking statements may describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward looking statements as a result of a wide variety or range of factors including, but not limited to: interest rate fluctuations; economic conditions in the Company's primary market areas; deposit flows; demand for residential, commercial real estate, consumer, and other types of loans; real estate values; success of new products and services; technological factors affecting operations; and other risks detailed in the Company's reports filed with the SEC, including its 2007 Form 10-K. Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any forward-looking statements.

Overview

Timberland Bancorp, Inc., a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank, SSB upon the Bank's conversion from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank ("Conversion"). The Conversion was completed on January 12, 1998 through the sale and issuance of 13,225,000 shares of common stock by the Company. At December 31, 2007, the Company had total assets of $646.59 million and total shareholders' equity of $74.99 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank.

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

While the Company believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to significantly increase or decrease its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed elsewhere in this document. Although management believes the levels of the allowance as of both December 31, 2007 and September 30, 2007 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company's financial condition and results of operations.

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


Comparison of Financial Condition at December 31, 2007 and September 30, 2007

The Company's total assets increased by $1.75 million, or 0.3%, to $646.59 million at December 31, 2007 from $644.85 million at September 30, 2007, primarily attributable to a $21.31 million, or 4.1%, increase in net loans receivable. This increase was partially offset by an $18.87 million decrease in investment and mortgage-backed securities.

Total deposits decreased by $5.49 million, or 1.2%, to $461.25 million at December 31, 2007 from $466.74 million at September 30, 2007 primarily attributable to a decrease in non-interest bearing account balances, savings account balances and certificate of deposit account balances. These decreases were partially offset by an increase in N.O.W. checking account balances.

Shareholders' equity increased by $442,000, or 0.6%, to $74.99 million at December 31, 2007 from $74.55 million at September 30, 2007. The increase in shareholders' equity was primarily a result of retained net income, which was partially offset by share repurchases and cash dividends.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash Equivalents: Cash equivalents increased by $148,000, or 0.9%, to $16.82 million at December 31, 2007 from $16.67 million at September 30, 2007. The increase was primarily a result of an increase in non-interest bearing accounts, which were partially offset by a decrease in federal funds sold and interest bearing deposits in banks.

Investment Securities and Mortgage-backed Securities: Investment and mortgage-backed securities decreased by $18.87 million, or 29.5%, to $45.10 million at December 31, 2007 from $63.97 million at September 30, 2007, as a result of the maturity or call of U.S. agency securities and regular amortization and prepayments on mortgage-backed securities. At December 31, 2007, the Company's securities' portfolio was comprised of mutual funds of $31.85 million, U.S. agency securities of $1.0 million, and mortgage-backed securities of $12.19 million. The mutual funds invest primarily in mortgage-backed products and U.S. agency securities. For additional information, see the "Investment Securities" table included herein.

Loans: Net loans receivable increased by $21.31 million, or 4.1%, to $536.65 million at December 31, 2007 from $515.34 million at September 30, 2007. The increase in the portfolio was primarily a result of a $24.81 million increase in construction loans (net of undisbursed portion of construction loans in process) and a $3.67 million increase in multi-family loans. These increases were partially offset by a $3.67 million decrease in land loans and a $1.86 million decrease in commercial real estate loans.

Loan originations decreased to $65.51 million for the three months ended December 31, 2007 compared to $80.76 million for the three months ended December 31, 2006. The Bank also continued to sell longer-term fixed rate loans for asset liability management purposes. The Bank sold fixed rate one- to four-family mortgage loans totaling $7.41 million for the three months ended December 31, 2007 compared to $7.24 million for the three months ended December 31, 2006.

For additional information, see the sections entitled "Loan Portfolio Composition" and "Construction and Land Development Loan Portfolio Composition" included herein.

Premises and Equipment: Premises and equipment decreased to $16.51 million at December 31, 2007 from $16.58 million at September 30, 2007, primarily as a result of depreciation recorded on depreciable assets.

Goodwill and Core Deposit Intangible: The value of goodwill remained unchanged. The amortized value of core deposit intangible decreased to $1.16 million at December 31, 2007 from $1.22 million at September 30, 2007. The decrease is attributable to scheduled amortization of the core deposit intangible.

Deposits: Deposits decreased by $5.49 million, or 1.2%, to $461.25 million at December 31, 2007 from $466.74 million at September 30, 2007. The decrease was primarily a result of a $4.37 million decrease in non-interest bearing accounts, a $1.70 million decrease in certificate of deposit accounts and a $1.67 million decrease in savings accounts. These decreases were partially offset by an increase of $3.22 million in N.O.W. checking accounts. For additional information, see the section entitled "Deposit Breakdown" included herein.

FHLB Advances and Other Borrowings: FHLB advances and other borrowings increased by $6.70 million to $106.99 million at December 31, 2007 from $100.29 million at September 30, 2007 as the Bank used additional advances to fund loan portfolio growth. For additional information, see "FHLB Advance Maturity Schedule" included herein.

Shareholders' Equity: Total shareholders' equity increased by $442,000 to $74.99 million at December 31, 2007 from $74.55 million at September 30, 2007, primarily as a result of net income of $1.62 million. The increase from net income was partially offset by share repurchases of $703,000 and cash dividends to shareholders of $693,000.

During the three months ended December 31, 2007 the Company repurchased 50,000 shares of its common stock for $703,000, an average price of $14.06 per share. Cumulatively, the Company has repurchased 7,688,984 shares (58.1%) of the 13,225,000 shares that were issued in its 1998 initial public offering, at an average price of $8.93 per share. For additional information, see Item 2 of
Part II of this Form 10-Q.

Non-performing Assets: Non-performing assets to total assets were 0.60% at December 31, 2007 compared to 0.23% at September 30, 2007, as total non-performing assets increased to $3.91 million at December 31, 2007 from $1.49 million at September 30, 2007.

Total non-performing assets of $3.91 million at December 31, 2007 were comprised of 15 loans including eight single family speculative home loans totaling $3.19 million, two home equity consumer loans totaling $293,000, three land loans totaling $212,000, one commercial business loan for $120,000 and one commercial real estate loan for $90,000. The Company had no charge-offs during the three months ended December 31, 2007. For additional information, see the section entitled "Non-performing Assets" and "Activity in the Allowance for Loan Losses" included herein.

Investment Securities
---------------------
The following table sets forth the composition of the Company's investment securities portfolio.

                                  At December 31,          At September 30,
                                        2007                    2007
                                 Amount      Percent     Amount      Percent
                                 -------------------     -------------------
                                            (Dollars in thousands)
Held-to-maturity:
  Mortgage-backed securities    $    67        0.2%      $    71       0.1%

Available-for-sale (at fair value)
  U.S. agency securities            999        2.2        18,975      29.7
  Mortgage-backed securities     12,186       27.0        13,048      20.4
  Mutual funds                   31,852       70.6        31,875      49.8
                                -------      -----       -------     -----

Total portfolio                 $45,104      100.0%      $63,969     100.0%
                                =======      =====       =======     =====

Loan Portfolio Composition
--------------------------
The following table sets forth the composition of the Company's loan portfolio.

                                   At December 31,         At September 30,
                                        2007                    2007
                                 Amount      Percent     Amount      Percent
                                 -------------------     -------------------
                                            (Dollars in thousands)

Mortgage loans:
  One- to four-family (1)        $101,971     16.8%      $102,434     17.4%
  Multi-family                     38,828      6.4         35,157      6.0
  Commercial                      126,003     20.8        127,866     21.7
  Construction and
    land development              206,105     34.0        186,261     31.6
  Land                             57,033      9.4         60,706     10.3
                                 --------    -----       --------    -----
    Total mortgage loans          529,940     87.4        512,424     87.0
Consumer loans:
  Home equity and second
    mortgage                       47,071      7.8         47,269      8.0
  Other                            10,627      1.7         10,922      1.9
                                 --------    -----       --------    -----
                                   57,698      9.5         58,191      9.9

Commercial business loans          18,642      3.1         18,164      3.1
                                 --------    -----       --------    -----
        Total loans               606,280    100.0%       588,779    100.0%
                                             =====                   =====
Less:
  Undisbursed portion of
    construction loans in
    process                       (60,708)                (65,673)
  Deferred loan origination fees   (2,928)                 (2,968)
  Allowance for loan losses        (5,997)                 (4,797)
                                 --------                --------
Total loans receivable, net      $536,647                $515,341
                                 ========                ========

---------------
(1) Includes loans held-for-sale.

Construction and Land Development Loan Portfolio Composition
------------------------------------------------------------
The following table sets forth the composition of the Company's construction and land development loan portfolio.

                                   At December 31,         At September 30,
                                        2007                    2007
                                 Amount      Percent     Amount      Percent
                                 -------------------     -------------------
                                            (Dollars in thousands)

Custom and owner/builder const. $ 50,748      24.6%      $ 52,375     28.1%
Speculative construction          41,251      20.0         43,012     23.1
Commercial real estate            66,949      32.5         50,518     27.1
Multi-family                      22,060      10.7         18,064      9.7
Land development                  25,097      12.2         22,292     12.0
                                --------     -----       --------    -----
  Total construction loans      $206,105     100.0%      $186,261    100.0%
                                ========     =====       ========    =====


Activity in the Allowance for Loan Losses
-----------------------------------------
The following table sets forth information regarding activity in the allowance for loan losses.

                                                  Three Months Ended
                                                      December 31,
                                                  2007           2006
                                                  -------------------
                                                     (In thousands)
Balance at beginning of period                   $4,797         $4,122
Provision for loan losses                         1,200            - -
Loans charged off                                    --             (1)
Recoveries on loans previously charged off           --            - -
                                                 ------         ------
Net charge-off                                       --             (1)
                                                 ------         ------
Balance at end of period                         $5,997         $4,121
                                                 ======         ======

Non-performing Assets
---------------------
The following table sets forth information with respect to the Company's non-performing assets.

                                                  At                At
                                              December 31,     September 30,
                                                 2007              2007
                                              ------------------------------
                                                     (In thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family                         $    - -          $    252
Commercial real estate                              90                90
Construction and land development                3,193             1,000
Land                                               212                28
Consumer loans                                     293               - -
Commercial business loans                          120               120
                                              --------          --------
     Total                                       3,908             1,490
Accruing loans which are contractually
 past due 90 days or more:                         - -               - -
                                              --------          --------
     Total                                         - -               - -

Total of non-accrual and
90 days past due loans                           3,908             1,490

OREO and other
repossessed items                                  - -               - -
                                              --------          --------
     Total non-performing assets              $  3,908          $  1,490
                                              ========          ========

Restructured loans                               2,462               - -

Non-accrual and 90 days or more past
due loans as a percentage of loans
receivable (1)                                    0.72%             0.29%

Non-accrual and 90 days or more past
due loans as a percentage of total assets         0.60%             0.23%

Non-performing assets as a percentage
of total assets                                   0.60%             0.23%

Loans receivable (1)                          $542,644          $520,138
                                              ========          ========

Total assets                                  $646,594          $644,848
                                              ========          ========
------------
(1)  Includes loans held-for-sale and is before the allowance for loan losses.


Deposit Breakdown
-----------------

The following table sets forth the composition of the Company's deposit balances.

                                            At                     At
                                     December 31, 2007     September 30, 2007
                                     -----------------     ------------------
                                                (In thousands)

Non-interest bearing                     $ 50,590               $ 54,962
N.O.W. checking                            83,594                 80,372
Savings                                    54,738                 56,412
Money market accounts                      47,102                 48,068
Certificates of deposit under $100        133,676                159,605
Certificates of deposit $100 and over      68,527                 67,316
Certificates of deposit - brokered         23,020                     --
                                         --------               --------

               Total deposits            $461,247               $466,735
                                         ========               ========

FHLB Advance Maturity Schedule
------------------------------
The Bank has short- and long-term borrowing lines with the FHLB of Seattle with total credit on the lines equal to 30% of the Bank's total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. FHLB advances consisted of the following:

                                       At December 31,      At September 30,
                                            2007                 2007
                                     Amount     Percent    Amount     Percent
                                     ------------------    ------------------
                                             (Dollars in thousands)

Short-term                          $ 26,700     25.1%     $30,000     30.1%
Long-term                             79,680     74.9       69,697     69.9
                                    --------    -----      -------    -----

Total FHLB advances                 $106,380    100.0%     $99,697    100.0%
                                    ========    =====      =======    =====


The Bank's FHLB borrowings mature at various dates through September 2017 and
bear interest at rates ranging from 3.69% to 5.54%.   The weighted average
interest rate on FHLB borrowings at December 31, 2007 was 4.37%. Principal reduction amounts due for future years ending September 30 are as follows (in thousands):

Remainder of 2008     $ 26,753
2009                     4,627
2010                    15,000
2011                    10,000
2012                       - -
Thereafter              50,000
                      --------
Total                 $106,380
                      ========

A portion of these advances have a putable feature and may be called by the FHLB earlier than the above schedule indicates.


Comparison of Operating Results for the Three Months Ended December 31, 2007 and 2006

The Company's net income decreased by $339,000, or 17.3%, to $1.62 million for the quarter ended December 31, 2007 from $1.95 million for the quarter ended December 31, 2006. Diluted earnings per share decreased 11.1% to $0.24 for the quarter ended December 31, 2007 from $0.27 for the quarter ended December 31, 2006.

The decrease in diluted earnings per share was primarily a result of a $1.20 million increase in the provision for loan losses during the quarter ended December 31, 2007 compared to the quarter ended December 31, 2006. The increased provision was primarily a result of an increase in the level of non-performing loans, the reclassification of certain loans, continued loan portfolio growth, and a weakening in the housing market in certain market areas. The decrease in earnings per share attributable to the increased provision for loan losses was partially offset by increased net interest income and a decrease in the weighted average number of shares outstanding as a result of share repurchases.

A more detailed explanation of the income statement categories is presented below.

Net Income: Net income for the quarter ended December 31, 2007 decreased by $339,000, or 17.3%, to $1.62 million from $1.95 million for the quarter ended December 31, 2006. Earnings per diluted share for the quarter ended December 31, 2007 decreased to $0.24 from $0.27 for the quarter ended December 31, 2006. The $0.03 decrease in diluted earnings per share for the quarter ended December 31, 2007 was primarily a result of a $1.20 million ($780,000 net of income tax - $0.11 per diluted share) increase in the provision for loan losses. This decrease in earnings per share was partially offset by a $643,000 ($418,000 net of income tax - $0.06 per diluted share) increase in net interest income and a decrease in the number of weighted average shares outstanding ($0.02 per diluted share) primarily as a result of share repurchases.

Net Interest Income:   Net interest income increased by $643,000, or 10.2%, to
$6.92 million for the quarter ended December 31, 2007 from $6.28 million for the quarter ended December 31, 2006, primarily as a result of a larger
interest earning asset base.   Total interest and dividend income increased by
$1.71 million, or 17.5%, to $11.48 million for the quarter ended December 31, 2007 from $9.76 million for the quarter ended December 31, 2006 as average total interest earning assets increased by $73.06 million. The yield on interest earning assets increased to 7.62% for the quarter ended December 31, 2007 from 7.38% for the quarter ended December 31, 2006. Total interest expense increased by $1.07 million, or 30.7%, to $4.56 million for the quarter ended December 31, 2007 from $3.49 million for the quarter ended December 31, 2006 as average total interest bearing liabilities increased by $76.37 million. The average rate paid on interest bearing liabilities increased to 3.49% for the quarter ended December 31, 2007 from 3.13% for the quarter ended December 31, 2006. The net interest margin decreased to 4.59% for the quarter ended December 31, 2007 from 4.74% for the quarter ended December 31, 2006.

The margin compression was primarily attributable to increased funding costs which were greater than the increased yield on interest earning assets. Increased funding costs resulted from an increase in interest rates on deposits and an increased reliance on wholesale sources (FHLB advances and brokered deposits) to fund loan growth. For additional information, see the section entitled "Rate Volume Analysis" included herein.

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

                                  Three months ended December 31, 2007
                                         compared to three months
                                          ended December 31, 2006
                                            increase (decrease)
                                                   due to
                                                   ------

                                         Rate      Volume    Net Change
                                         ----      ------    ----------
                                                (In thousands)
Interest-earning assets:
  Loans receivable (1)                   ($1)      $1,979      $1,978
  Investments and
    mortgage-backed
    securities                            29         (235)       (206)
  FHLB stock and
    equity securities                    - -            3           3
  Federal funds sold                      (9)         (25)        (34)
  Interest-bearing
    deposits                              (5)         (23)        (28)
                                       -----       ------      ------
  Total net increase in
    income on interest-
    earning assets                        14        1,699       1,713

Interest-bearing liabilities:
  Savings accounts                       - -          (10)        (10)
  NOW accounts                            15           (6)          9
  Money market
    Accounts                              68           30          98
  Certificate accounts                   190          458         648
  Short-term borrowings                  (46)         146         100
  Long-term borrowings                  (110)         335         225
                                       -----       ------      ------

Total net increase
  in expense on interest
  bearing liabilities                    117          953       1,070

Net increase (decrease) in
  net interest income                  ($103)      $  746      $  643

(1) Includes loans originated for sale.

Provision for Loan Losses: A provision for loan losses of $1.20 million was made during the quarter ended December 31, 2007 compared to no provision made during the quarter ended December 31, 2006. The provision was made primarily as a result of an increase in non-performing loans, an increase in the level of loans classified as substandard and special mention under the Bank's loan grading system, and loan portfolio growth in higher risk loan categories such as construction loans.

The Bank has established a comprehensive methodology for determining the provision for loan losses. On a quarterly basis the Bank performs an analysis that considers pertinent factors underlying the quality of the loan portfolio. The factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of loans on non-accrual status, and other factors to determine an appropriate level of allowance for loan losses. Based on its comprehensive analysis, management deemed the allowance for loan losses of $6.00 million at December 31, 2007 (1.11% of loans receivable and 153% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. The allowance for loan losses was $4.12 million (0.91% of loans receivable and 1,724% of non-performing loans) at December 31, 2006. The Company had no charge-offs during the quarter ended December 31, 2007 and a net charge-off of $1,000 for the quarter ended December 31, 2006.

Non-performing loans increased by $2.42 million to $3.91 million during the quarter ended December 31, 2007 primarily as a result of two speculative construction builders becoming delinquent on their loans from the Bank. One builder has six single-family home construction loans ($343,000 average per loan) in Pierce County that became 90 days delinquent during the quarter, while the other builder had one single-family home construction loan ($521,000) in Pierce County that also become 90 days delinquent during the quarter.

Management also downgraded additional loans to its special mention and substandard loan grade classifications during the quarter ended December 31, 2007. Under the Bank's Classification of Assets Policy, special mention loans are defined as those credits deemed by management to have some potential weakness that deserve management's close attention. If left uncorrected these potential weaknesses may result in the deterioration of the payment prospects of the loan. Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Under the Bank's allowance for loan loss methodology loans classified as special mention or substandard are assumed to have more risk and therefore have higher loss factors associated with them. A majority of the loans downgraded during the quarter ended December 31, 2007 were to borrowers involved in construction and land development activities. As a result of a slowdown in the sales of one- to four-family homes and other uncertain economic conditions, management believes that certain speculative construction and land development loans have assumed a higher risk profile and were therefore downgraded during the quarter. During the quarter the Bank also restructured $2.46 million in loans to a speculative construction borrower by reducing the interest rates on the loans for a 90 day period.

For additional information, see the section entitled "Activity in the Allowance for Loan Losses" included herein.

Non-interest Income: Total non-interest income increased by $16,000, or 1.1%, to $1.50 million for the quarter ended December 31, 2007 from $1.48 million for the quarter ended December 31, 2006, primarily as a result of an increase in ATM transaction fees and an increase in fee income from the sale of non-deposit investment products. These increases were partially offset by a decrease in income from loan sales, a decrease in servicing income on loans sold, and a decrease in service charges on deposits.

Non-interest Expense: Total non-interest expense decreased by $46,000, or 0.9%, to $4.85 million for the quarter ended December 31, 2007 from $4.90 million for the quarter ended December 31, 2006. The decrease was primarily attributable to a $160,000 decrease in premises and equipment expense and a $30,000 decrease in professional fees. The decrease in premises and equipment expense was primarily attributable to an insurance settlement for damage to the Bank's previous data center facility that reduced expenses by $172,000 during the quarter. This decrease was partially offset by a $135,000 increase to salaries and employee benefit expense. The increased salary and benefit expense was attributable to annual salary adjustments (effective October 1, 2007) and the addition of several employees. The Company's efficiency ratio improved to 57.64% (or 59.68% if the $172,000 insurance settlement was removed) for the quarter ended December 31, 2007 from 63.13% for the quarter ended December 31, 2006.

Provision for Income Taxes: The provision for income taxes decreased to $750,000 for the quarter ended December 31, 2007 from $906,000 for the quarter ended December 31, 2006 primarily as a result of lower income before taxes. The Company's effective tax rate was 31.71% for the quarter ended December 31, 2007 and 31.68% for the quarter ended December 31, 2006.

Liquidity and Capital Resources
-------------------------------
The Company's primary sources of funds are customer deposits, brokered deposits, proceeds from principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, proceeds from maturing securities, FHLB advances, and other borrowings. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

An analysis of liquidity should include a review of the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2007. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchases of securities, and the net change in loans. Financing activities present the cash flows associated with the Company's deposit accounts, other borrowings and stock related transactions.

The Company's total cash equivalents increased by 0.9% to $16.82 million at December 31, 2007 from $16.67 million at September 30, 2007. The increase in liquid assets were primarily reflected in an increase in non-interest bearing cash equivalents and were partially offset by a decrease in federal funds sold and other interest bearing deposits in banks.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2007, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 9.20%. The Bank maintained an uncommitted credit facility with the FHLB of Seattle that provided for immediately available advances up to an aggregate amount equal to 30% of total assets, limited by available collateral, under which $106.38 million was outstanding at December 31, 2007. The Bank also has a $10.00 million overnight credit line with Pacific Coast Banker's Bank. At December 31, 2007, the Bank did not have any outstanding advances on this credit line.

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

The Bank's primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction and land development loans, land loans, consumer loans, and commercial business loans. At December 31, 2007, the Bank had loan commitments totaling $41.91 million and undisbursed loans in process totaling $60.71 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2007 totaled $207.00 million. Historically, the Bank has been able to retain a significant amount of its non-brokered certificates of deposit as they mature. At December 31, 2007, the Bank had $23.02 million in brokered certificate of deposit accounts, all of which are scheduled to mature in less than one year. As these brokered certificate of deposit accounts approach maturity, the Bank will evaluate its liquidity needs and the cost of other alternative funding sources before determining if additional brokered deposits will be acquired to replace the maturing brokered deposits.

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At December 31, 2007, the Bank was in compliance with all applicable capital requirements. For additional details see the section below entitled "Regulatory Capital."

Regulatory Capital
------------------
The following table compares the Bank's regulatory capital at December 31, 2007 to its minimum regulatory capital requirements at that date (Dollars in thousands):
                                                          Percent of
                                           Amount    Adjusted Total Assets (1)
                                           ------    ------------------------

Tier 1 (leverage) capital                  $59,799           9.32%
Tier 1 (leverage) capital requirement       25,664           4.00
                                           -------          -----
Excess                                     $34,135           5.32%
                                           =======          =====

Tier 1 risk adjusted capital               $59,799          10.93%
Tier 1 risk adjusted capital requirement    21,890           4.00
                                           -------          -----
Excess                                     $37,909           6.93%
                                           =======          =====

Total risk based capital                   $65,796          12.02%
Total risk based capital requirement        43,780           8.00
                                           -------          -----
Excess                                     $22,016           4.02%
                                           =======          =====

-----------------
(1) For the Tier 1 (leverage) capital, percent of total average assets calculation, total average of assets were $641.60 million. For the Tier 1 risk-based capital and total risk-based capital calculations, total risk-weighted assets were $547.26 million.

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                        KEY FINANCIAL RATIOS AND DATA
                 (Dollars in thousands, except per share data)

                                          For the Three Months Ended
                                 December 31,   September 30,   December 31,
                                        2007            2007           2006
                                 -------------------------------------------
PERFORMANCE RATIOS:
Return on average assets (1)         0.99%           1.36%          1.35%
Return on average equity (1)         8.61%          11.66%          9.94%
Net interest margin (1)              4.59%           4.60%          4.74%
Efficiency ratio                    57.64%          58.47%         63.13%


                                        At              At              At
                                 December 31,   September 30,   December 31,
                                        2007            2007           2006
                                 -------------------------------------------
ASSET QUALITY RATIOS:
Non-performing loans                $3,908          $1,490        $  239
OREO & other repossessed assets        - -              --             2
                                    ------          ------        ------
Total non-performing assets         $3,908          $1,490        $  241
Non-performing assets to total
 assets                               0.60%           0.23%         0.04%
Allowance for loan losses to
  non-performing loans                 153%            322%        1,724%
Restructured loans                  $2,462             - -           - -


Book value per share (2)            $10.84          $10.72        $10.53
Book value per share (3)            $11.50          $11.39        $11.19
Tangible book value per
 share (2) (4)                      $ 9.86          $ 9.73        $ 9.56
Tangible book value per
 share (3) (4)                      $10.46          $10.34        $10.16

------------------
(1)  Annualized
(2)  Calculation includes ESOP shares not committed to be released
(3)  Calculation excludes ESOP shares not committed to be released
(4) Calculation subtracts goodwill and core deposit intangible from the equity component

                                          For the Three Months Ended
                                 December 31,   September 30,   December 31,
                                        2007            2007           2006
                                 -------------------------------------------
AVERAGE BALANCE SHEET:
----------------------
Average total loans                $538,284       $509,166        $439,294
Average total interest earning
 assets                             602,628        586,056         529,572
Average total assets                650,893        634,762         580,114
Average total interest bearing
 deposits                           411,766        405,078         376,365
Average FHLB advances & other
 borrowings                         106,937         96,442          65,970
Average shareholders' equity         75,002         73,916          78,646

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There were no material changes in information concerning market risk from the information provided in the Company's Form 10-K for the fiscal year ended September 30, 2007.

Item 4.  Controls and Procedures
--------------------------------

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange
     Act) that occurred during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
Neither the Company nor the Bank is a party to any material legal proceedings at this time. Further, neither the Company nor the Bank is aware of the threat of any such proceedings. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 1A.  Risk Factors
----------------------
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2007 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------
     Not applicable


Stock Repurchases

The following table sets forth the shares repurchased by the Company during the quarter ended December 31, 2007:

                                                 Total No.
                                                 of Shares
                                                Purchased as   Maximum No.
                           Total                 Part of     of Shares that
                          No. of     Average     Publicly      May Yet Be
                          Shares    Price Paid   Announced   Purchased Under
       Period            Purchased   per Share    Plan (1)     the Plan(1)
-----------------------  ---------  ----------  -----------  ---------------

 10/01/2007 -
 10/31/2007                   - -         - -         - -        144,950

 11/01/2007 -
 11/30/2007                   - -         - -         - -        144,950

 12/01/2007 -
 12/31/2007                50,000       14.06      50,000        94,950

 Total                     50,000      $14.06      50,000        94,950

(1) On May 25, 2007, the Company announced a share repurchase plan authorizing the repurchase of up to 5% of its outstanding shares, or 356,950 shares. As of December 31, 2007, a total of 262,000 shares had been repurchased at an average price of $16.90 per share. All shares were repurchased through open market broker transactions and no shares were directly repurchased from directors or officers of the Company.


Item 3.  Defaults Upon Senior Securities
----------------------------------------
None to be reported.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None to be reported


Item 5.  Other Information
--------------------------
None to be reported.


Item 6.  Exhibits
-----------------
     (a)  Exhibits
          3.1   Articles of Incorporation of the Registrant (1)
          3.2   Bylaws of the Registrant (1)
          3.3   Amendment to Bylaws (2)
          10.1  Employee Severance Compensation Plan, as revised (3)

          10.2  Employee Stock Ownership Plan (3)
          10.3  1999 Stock Option Plan (4)
          10.4  Management Recognition and Development Plan (4)
          10.5  2003 Stock Option Plan (5)
          10.6  Form of Incentive Stock Option Agreement (6)
          10.7  Form of Non-qualified Stock Option Agreement (6)
          10.8  Form of Management Recognition and Development Award
                Agreement (6)
          10.9 Employment Agreement between the Company and the Bank and Michael R. Sand (7)
          10.10 Employment Agreement between the Company and the Bank and Dean
                J. Brydon (7)
          31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act
          31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act
          32 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act
          ---------------
         (1) Incorporated by reference to the Registrant's Registration Statement of Form S-1 (333- 35817).
         (2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2002.
         (3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997; and to the Registrant's Current Report on Form 8-K dated April 13, 2007, and to the Registrant's Current Report on Form 8-K dated December 18, 2007.
         (4) Incorporated by reference to the Registrant's 1999 Annual Meeting Proxy Statement dated December 15, 1998.
         (5) Incorporated by reference to the Registrant's 2004 Annual Meeting Proxy Statement dated December 24, 2003.
         (6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2005.
         (7) Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 13, 2007.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Timberland Bancorp, Inc.

Date:  February 6, 2008         By: /s/ Michael R. Sand
                                    -------------------------------
                                    Michael R. Sand
                                    Chief Executive Officer
                                    (Principal Executive Officer)



Date:  February 6, 2008         By: /s/ Dean J. Brydon
                                    -------------------------------
                                    Dean J. Brydon
                                    Chief Financial Officer
                                    (Principal Financial Officer)

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

Date: February 6, 2008


                                             /s/ Michael R. Sand
                                             -----------------------------
                                             Michael R. Sand
                                             Chief Executive Officer

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

Date: February 6, 2008


                                             /s/ Dean J. Brydon
                                             ----------------------------
                                             Dean J. Brydon
                                             Chief Financial Officer

                                   EXHIBIT 32
          Certification Pursuant to Section 906 of the Sarbanes Oxley Act





      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                           OF TIMBERLAND BANCORP, INC.
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
Section 1350), each of the undersigned hereby certifies in his capacity as an officer of Timberland Bancorp, Inc. (the "Company") and in connection with the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007 ("Report"), that:

     * the Report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and
     * the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in the Report.




/s/ Michael R. Sand                         /s/ Dean J. Brydon
----------------------------------          ------------------------------
Michael R. Sand                             Dean J. Brydon
Chief Executive Officer                     Chief Financial Officer


Date: February 6, 2008