Form 10-Q
period 2008-03-31
TIMBERLAND BANCORP INC
filed 2008-05-07
CIK 1046050

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Check one:


Large accelerated filer        Accelerated Filer   X
                        -----                    -----
Non-accelerated filer        Smaller reporting company
                      -----                            -----

Indicate by check mark whether the registrant is a shell company (in Rule 12b-2 of the Exchange Act).
Yes       No X
   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                    SHARES OUTSTANDING AT APRIL 30, 2008
            -----                    ------------------------------------
Common stock, $.01 par value                       6,880,553

                                     INDEX

                                                                     Page
PART I.   FINANCIAL INFORMATION                                      ----

     Item 1.  Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets                   3

              Condensed Consolidated Statements of Income             4

              Condensed Consolidated Statements of Shareholders'
              Equity                                                  5

              Condensed Consolidated Statements of Cash Flows         6-7

              Condensed Consolidated Statements of Comprehensive
              Income                                                  8


              Notes to Condensed Consolidated Financial Statements    9-14

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      14-29

     Item 3. Quantitative and Qualitative Disclosures about Market
             Risk                                                     30

     Item 4. Controls and Procedures                                  30

     Item 4T. Controls and Procedures                                 30

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                       30

     Item 1A - Risk Factors                                           31

     Item 2.  Unregistered Sales of Equity Securities and Use of
              Proceeds                                                31

     Item 3.  Defaults Upon Senior Securities                         31

     Item 4.  Submission of Matters to a Vote of Security Holders     31-32

     Item 5.  Other Information                                       32

     Item 6.  Exhibits                                                32

SIGNATURES                                                            33

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------

                  TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    March 31, 2008 and September 30, 2007
                  Dollars in thousands, except share amounts

                                                    March 31,    September 30,
                                                        2008             2007
                                                    -------------------------
Assets                                             (Unaudited)
Cash equivalents:
  Non-interest bearing                              $ 12,165         $ 10,813
  Interest bearing deposits in banks                     883            2,082
  Federal funds sold                                   1,220            3,775
                                                    -------------------------
                                                      14,268           16,670
                                                    -------------------------

Investments and mortgage-backed securities: held
 to maturity                                              60               71
Investments and mortgage-backed securities:
 available for sale                                   42,868           63,898
Federal Home Loan Bank ("FHLB") stock                  5,705            5,705

Loans receivable                                     549,593          519,381
Loans held for sale                                    4,949              757
Less: Allowance for loan losses                       (6,697)          (4,797)
                                                    -------------------------

     Net loans receivable                            547,845          515,341
                                                    -------------------------

Accrued interest receivable                            3,055            3,424
Premises and equipment                                16,470           16,575
Other real estate owned ("OREO") and other
 repossessed items                                       - -              - -
Bank owned life insurance ("BOLI")                    12,654           12,415
Goodwill                                               5,650            5,650
Core deposit intangible ("CDI")                        1,096            1,221
Mortgage servicing rights                              1,145            1,051
Other assets                                           3,697            2,827
                                                    -------------------------
     Total assets                                   $654,513         $644,848
                                                    =========================

Liabilities and shareholders' equity
Deposits                                            $469,837         $466,735
FHLB advances                                        105,663           99,697
Other borrowings: repurchase agreements                  815              595
Other liabilities and accrued expenses                 3,356            3,274
                                                    -------------------------
     Total liabilities                               579,671          570,301
                                                    -------------------------
Commitments and contingencies                            - -              - -

Shareholders' equity
Preferred stock, $.01 par value; 1,000,000 shares
 authorized; none issued                                 - -              - -
Common stock, $.01 par value; 50,000,000 shares
 authorized;
  March 31, 2008 - 6,876,653 shares issued and
   outstanding
  September 30, 2007 - 6,953,360 shares issued and
   outstanding                                            69               70
Additional paid in capital                             8,527            9,923
Unearned shares - Employee Stock Ownership Plan
 ("ESOP")                                             (2,908)          (3,040)
Retained earnings                                     70,125           68,378
Accumulated other comprehensive loss                    (971)            (784)
                                                    -------------------------
     Total shareholders' equity                       74,842           74,547
                                                    -------------------------
     Total liabilities and shareholders' equity     $654,513         $644,848
                                                    =========================

       See notes to unaudited condensed consolidated financial statements

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           For the three and six months ended March 31, 2008 and 2007
                 Dollars in thousands, except per share amounts
                                 (unaudited)

                                      Three Months              Six Months
                                     Ended March 31,          Ended March 31,
                                    2008        2007         2008       2007
                                  -------------------      ------------------
Interest and dividend income
Loans receivable                  $10,358      $9,283      $21,121    $18,070
Investments and mortgage-backed
 securities                           142         381          391        835
Dividends from mutual funds and
 FHLB stock                           395         413          818        833
Federal funds sold                     27          77           58        142
Interest bearing deposits in banks      4          14           14         53
                                  -------------------      ------------------
  Total interest and dividend
   income                          10,926      10,168       22,402     19,933
                                  -------------------      ------------------
Interest expense
Deposits                            3,117       2,657        6,450      5,247
FHLB advances - short term             66         288          534        647
FHLB advances - long term           1,066         725        1,814      1,248
Other borrowings                        6          10           14         27
                                  -------------------      ------------------
  Total interest expense            4,255       3,680        8,812      7,169
                                  -------------------      ------------------
  Net interest income               6,671       6,488       13,590     12,764
Provision for loan losses             700         156        1,900        156
                                  -------------------      ------------------
  Net interest income after
   provision for loan losses        5,971       6,332       11,690     12,608
                                  -------------------      ------------------
Non-interest income
Service charges on deposits           648         663        1,344      1,369
Gain on sale of loans, net            144          64          237        171
BOLI net earnings                     119         114          239        227
Servicing income on loans sold        179         115          297        246
ATM transaction fees                  302         272          601        535
Fee income from non-deposit
 investment sales                      17          41           56         61
Other                                 145         155          278        295
                                  -------------------      ------------------
  Total non-interest income         1,554       1,424        3,052      2,904
                                  -------------------      ------------------
Non-interest expense
Salaries and employee benefits      2,986       2,766        5,906      5,551
Premises and equipment                650         660        1,114      1,283
Advertising                           268         201          450        379
Loss (gain) from real estate
 operations                           - -         (11)         - -        (29)
ATM expenses                          142         107          291        226
Postage and courier                   130         130          247        235
Amortization of CDI                    62          71          124        143
State and local taxes                 147         133          298        272
Professional fees                     145         172          292        349
Other                                 676         710        1,335      1,426
                                  -------------------      ------------------
  Total non-interest expense        5,206       4,939       10,057      9,835
                                  -------------------      ------------------

Income before federal income
 taxes                              2,319       2,817        4,685      5,677
Federal income taxes                  734         901        1,484      1,807
                                  -------------------      ------------------
  Net income                      $ 1,585      $1,916      $ 3,201    $ 3,870
                                  ===================      ==================
Earnings per common share:
  Basic                           $  0.25      $ 0.28      $  0.49    $  0.56
  Diluted                         $  0.24      $ 0.27      $  0.48    $  0.54
Weighted average shares outstanding:
  Basic                         6,441,367   6,866,664    6,478,600  6,937,990
  Diluted                       6,560,806   7,083,420    6,618,101  7,165,712
Dividends paid per share:         $  0.11      $ 0.09      $  0.21    $  0.18
      See notes to unaudited condensed consolidated financial statements
                                       4

                               TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the year ended September 30, 2007 and the six months ended March 31, 2008
                 Dollars in thousands, except per share amounts and common stock shares

                                                                                        Accumu-
                                                                                        lated
                                                                Unearned                Other
                                Common     Common   Additional  Shares                  Compre-
                             Stock Shares   Stock    Paid-In    Issued to   Retained    hensive
                             Outstanding   Amount    Capital    ESOP        Earnings    Loss        Total
                             -----------   -------   --------  ---------    --------    ------    ---------
Balance, Sept. 30, 2006       7,515,352       $38    $20,700    ($3,305)     $62,933   ($1,001)    $79,365

Net income                          - -       - -        - -        - -        8,163       - -       8,163
Stock split                         - -        36        - -        - -          (36)      - -         - -
Issuance of MRDP (1) shares      15,080       - -        - -        - -          - -       - -         - -
Repurchase of
  common stock                 (687,542)       (4)   (12,427)       - -          - -       - -     (12,431)
Exercise of stock options       110,470       - -      1,207        - -          - -       - -       1,207
Cash dividends
  ($.37 per share)                  - -       - -        - -        - -       (2,682)      - -      (2,682)
Earned ESOP shares                  - -       - -        354        265          - -       - -         619
MRDP compensation expense           - -       - -         64        - -          - -       - -          64
Stock option compensation exp.      - -       - -         25        - -          - -       - -          25
Unrealized holding gain on
  securities available
  for sale, net of tax              - -       - -        - -        - -          - -       217         217

Balance, Sept. 30, 2007       6,953,360       $70     $9,923    ($3,040)     $68,378     ($784)    $74,547

(Unaudited)
Net income                          - -       - -        - -        - -        3,201       - -       3,201
Stock split                         - -       - -        - -        - -          - -       - -         - -
Issuance of MRDP shares          14,315       - -        - -        - -          - -       - -         - -
Repurchase of
  common stock                 (144,950)       (2)    (1,920)       - -          - -       - -      (1,922)
Exercise of stock options        53,928         1        346        - -          - -       - -         347
Cash dividends
  ($0.21 per share)                 - -       - -        - -        - -       (1,454)      - -      (1,454)
Earned ESOP shares                  - -       - -        105        132          - -       - -         237
MRDP compensation expense           - -       - -         71        - -          - -       - -          71
Stock option compensation exp.      - -       - -          2        - -          - -       - -           2
Unrealized holding loss on
  securities available
  for sale, net of tax              - -       - -        - -        - -          - -      (187)       (187)

Balance, March 31, 2008       6,876,653       $69     $8,527    ($2,908)     $70,125     ($971)    $74,842

(1) 1998 Management Recognition and Development Plan.
                 See notes to unaudited condensed consolidated financial statements



                    TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended March 31, 2008 and 2007
                            In thousands (unaudited)

                                                    Six Months Ended March 31,
Cash flow from operating activities                      2008       2007
                                                      --------------------

Net income                                            $  3,201    $  3,870
Non-cash revenues, expenses, gains and losses
 included in income:
  Provision for loan losses                              1,900         156
  Depreciation                                             565         505
  Deferred federal income taxes                           (399)       (178)
  Amortization of CDI                                      124         143
  Earned ESOP shares                                       132         133
  MRDP compensation expense                                 63          24
  Stock option compensation expense                          2          14
  Stock option tax effect less excess tax benefit            4          79
  Gain on sale of OREO, net                                - -         (18)
  Gain on the disposition of premises and equipment       (171)         (5)
  BOLI cash surrender value increase                      (239)       (227)
  Gain on sale of loans                                   (237)       (171)
  Increase (decrease) in deferred loan origination fees   (186)        205
Loans originated for sale                              (23,241)    (13,191)
Proceeds from sale of loans                             19,286      13,877
Decrease in other assets, net                              (71)       (430)

Decrease in other liabilities and accrued expenses, net     82          95
                                                      --------------------
Net cash provided by operating activities                  815       4,881

Cash flow from investing activities
Decrease in certificates of deposit held for investment    - -         100
Proceeds from maturities of securities available
 for sale                                               20,720      14,575
Proceeds from maturities of securities held to
 maturity                                                   10           2
Increase in loans receivable, net                      (30,026)    (56,191)
Additions to premises and equipment                       (464)       (511)
Proceeds from the disposition of premises and equipment    175           5
Proceeds from sale of OREO                                 - -          33
                                                      --------------------
Net cash used in investing activities                   (9,585)    (41,987)

Cash flow from financing activities
Increase in deposits, net                                3,102      13,061
Proceeds from FHLB advances - long term                 50,000      30,000
Repayment of FHLB advances - long term                 (15,034)     (5,031)
Decrease in FHLB advances - short term                 (29,000)      4,500
Increase (decrease) in repurchase agreements               220        (359)
Proceeds from exercise of stock options                    332         585
ESOP tax effect                                            105         190
MRDP compensation tax effect                                 8           2
Stock option excess tax benefit                             11         268
Repurchase of common stock                              (1,922)     (5,643)
Payment of dividends                                    (1,454)     (1,338)
                                                      --------------------

Net cash provided by financing activities                6,368      36,235

Net decrease in cash equivalents                        (2,402)       (871)
Cash equivalents
  Beginning of period                                   16,670      22,789
                                                      --------------------
  End of period                                       $ 14,268    $ 21,918
                                                      --------------------

       See notes to unaudited condensed consolidated financial statements
                                  (continued)

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)
                For the six months ended March 31, 2008 and 2007
                                 In thousands
                                  (unaudited)

                                                    Six Months Ended March 31,
                                                         2008       2007
                                                      --------------------

Supplemental disclosure of cash flow information
  Income taxes paid                                   $  2,361    $  1,714
  Interest paid                                          8,743       7,053

Supplemental disclosure of non-cash investing activities
  Change in unrealized holding gain (loss) on
   securities held for sale, net of tax                  ($187)   $   266
  Loans transferred to OREO and other repossessed
   assets                                                  - -         71

Supplemental disclosure of non-cash financing activities
  Shares issued to MRDP                               $    210    $    56






     See notes to unaudited condensed consolidated financial statements

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           For the three and six months ended March 31, 2008 and 2007
                                  In thousands
                                   (unaudited)


                                         Three Months         Six Months
                                        Ended March 31,     Ended March 31,
                                       2008       2007      2008       2007
                                      -----------------    ----------------
Comprehensive income:
  Net income                          $1,585     $1,916    $3,201    $3,870
  Unrealized holding gain (loss) on
   securities available for sale,
   net of tax                           (251)       139      (187)      266
                                      -----------------    ----------------


Total comprehensive income            $1,334     $2,055    $3,014    $4,136
                                      =================    ================




     See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007 ("2007 Form 10-K"). The results of operations for the six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(f) Certain prior period amounts have been reclassified to conform to the March 31, 2008 presentation with no change to net income or shareholders' equity previously reported.

(2) EARNINGS PER SHARE
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options and awarded but not released MRDP shares. In accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Bank's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At March 31, 2008 and 2007, there were 405,562 and 440,830 ESOP shares, respectively, that had not been allocated.

The following table is in thousands, except for share and per share data:

                                       Three Months            Six Months
                                      Ended March 31,        Ended March 31,
                                     2008        2007      2008          2007
                                     ----------------      ------------------
Basic EPS computation
  Numerator - net income            $1,585      $1,916      $3,201      $3,870
  Denominator - weighted average
    common shares outstanding    6,441,367   6,866,664   6,478,600   6,937,990
                                 ---------   ---------   ---------   ---------

Basic EPS                           $ 0.25      $ 0.28      $ 0.49      $ 0.56

Diluted EPS computation
  Numerator - net income            $1,585      $1,916      $3,201      $3,870
  Denominator - weighted average
    common shares outstanding    6,441,367   6,866,664   6,478,600   6,937,990
Effect of dilutive stock options   119,439     214,626     139,501     225,934
Effect of dilutive MRDP shares         - -       2,130         - -       1,788
                                 ---------   ---------   ---------   ---------
Weighted average common shares
  and common stock equivalents   6,560,806   7,083,420   6,618,101   7,165,712
                                 ---------   ---------   ---------   ---------

Diluted EPS                         $ 0.24      $ 0.27      $ 0.48      $ 0.54



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


(4) STOCK COMPENSATION PLANS
Stock Option Plans
------------------
Under the Company's stock option plans (i.e., the 1999 Stock Option Plan and the 2003 Stock Option Plan), the Company may grant options for up to a combined total of 1,622,500 shares of common stock to employees, officers and directors. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company's common stock on the date of grant. The options generally vest over a ten-year period, which may be accelerated if the Company meets certain performance criteria. Generally, options vest in annual installments 10% on each of the ten anniversaries from the date of the grant and if the Company meets three of four established performance criteria the vesting is accelerated to 20% for that year. These four performance criteria are: (i) generating a return on assets which exceeds that of the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; (ii) generating an efficiency ratio which is less than that of the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; (iii) generating a net interest margin which exceeds the median of all thrifts in the 12th FHLB District having assets within

$250 million of the Company; and (iv) increasing the Company's earnings per share over the prior fiscal year. The Company performs the accelerated vesting analysis in February of each year based on the results of the most recently completed fiscal year. At March 31, 2008, options for 279,416 shares are available for future grant under these plans.

Following is activity under the plans:

                                                      Six Months Ended
                                                       March 31, 2008
                                                  Total Options Outstanding
                                                  -------------------------

                                                                    Weighted
                                                         Weighted   Average
                                                         Average    Grant Date
                                                         Exercise   Fair
                                                Shares   Price      Value
                                               --------  --------   ----------
Options outstanding, beginning of period        412,674    $7.39      $1.87
Exercised                                        53,928     6.15       1.66
Forfeited                                            --       --         --
Granted                                              --       --         --
Options outstanding, end of period              358,746    $7.58      $1.90

Options exercisable, end of period              351,078    $7.55      $1.89


                                                       Six Months Ended
                                                        March 31, 2007
                                                  Total Options Outstanding
                                                  -------------------------

                                                                    Weighted
                                                         Weighted   Average
                                                         Average    Grant Date
                                                         Exercise   Fair
                                                Shares   Price      Value
                                               --------  --------   ----------
Options outstanding, beginning of period        524,144    $7.26      $1.85
Exercised                                       (84,958)    6.88       1.79
Forfeited                                        (1,000)    7.61       1.99
Granted                                              --       --         --
Options outstanding, end of period              438,186    $7.33      $1.86

Options exercisable, end of period              408,514    $7.23      $1.84


The aggregate intrinsic value of all options outstanding at March 31, 2008 was $1.46 million. The aggregate intrinsic value of all options that were exercisable at March 31, 2008 was $1.44 million. The aggregate intrinsic value of all options outstanding at March 31, 2007 was $4.51 million. The aggregate intrinsic value of all options that were exercisable at March 31, 2007 was $4.25 million.

At March 31, 2008 there were 7,668 unvested options, all of which are assumed to vest, with an aggregate intrinsic value of $20,000. There were 11,336 options that vested during the six months ended March 31, 2008 with an aggregate grant date fair value of $26,000. The were 14,336 options that vested during the six months ended March 31, 2007 with an aggregate grant date fair value of $31,000.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:
                                                        Six Months Ended
                                                            March 31,
                                                            --------
                                                         (In thousands)
                                                         2008      2007
                                                         ----      ----
Proceeds from options exercised                          $332      $585
Related tax benefit recognized                             15       347
Intrinsic value of options exercised                      351       938



Options outstanding at March 31, 2008 were as follows:
                       Outstanding                      Exercisable
               -----------------------------   -------------------------------
                                 Weighted                         Weighted
                       Weighted  Average                Weighted  Average
Range                  Average   Remaining              Average   Remaining
Exercise               Exercise  Contractual            Exercise  Contractual
Prices         Shares  Price     Life (Years)  Shares   Price     Life (Years)
------------   ------  -------   -----------   ------   -------   -----------
$ 6.00-6.19   189,882   $ 6.00       0.8      189,882    $ 6.00       0.8
  6.80-7.45    56,638     7.45       3.2       56,638      7.45       3.2
  7.60-7.98     6,000     7.91       4.1        4,000      7.91       4.1
  9.53         56,680     9.52       4.9       51,012      9.52       4.9
 11.46-11.63   49,546    11.51       5.8       49,546     11.51       5.8
              -------                         -------
              358,746   $ 7.58       2.6      351,078    $ 7.30       2.5

There were no options granted during the six months ended March 31, 2008 and March 31, 2007.

Stock Grant Plans
-----------------
The Company adopted the MRDP in 1998, which was subsequently approved by shareholders in 1999 for the benefit of employees, officers and directors of the Company. The objective of the MRDP is to retain and attract personnel of experience and ability in key positions by providing them with a proprietary interest in the Company.

The MRDP allows for the issuance to participants of up to 529,000 shares of the Company's common stock. Shares may be purchased in the open market or may be issued from authorized and unissued shares. Awards under the MRDP are made in the form of restricted shares of common stock that are subject to restrictions on the transfer of ownership. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participants is recognized over a five-year vesting period, with 20% vesting
on each of the five anniversaries from the date of the grant.   During the six
months ended March 31, 2008, the Company awarded 14,315 MRDP shares to officers and directors. These shares had a weighted average grant date fair value of $14.69 per share. During the six months ended March 31, 2007 the Company awarded 3,080 shares to directors. These shares had a weighted average grant date fair value of $18.24 per share.

At March 31, 2008, there were a total of 38,379 unvested MRDP shares with an aggregated grant date fair value of $618,000. There were 616 MRDP shares that vested during the six months ended March 31, 2008 with an aggregated grant date fair value of $11,000. There were no MRDP shares that vested during the six months ended March 31, 2007. At March 31, 2008, there were 77,751 shares available for future award under the MRDP.


Expenses for Stock Compensation Plans
-------------------------------------
Compensation expenses for all stock-based plans were as follows:
                                             Six Months Ended March 31,
                                             2008                2007
                                            ---------------------------
                                                  (In thousands)
                                     Stock       Stock      Stock       Stock
                                     Options     Grants     Options     Grants
                                     -------     ------     -------     ------
Compensation expense recognized in
 income                                 $2         $71        $13         $27
Related tax benefit recognized           1          24          5           9



The compensation expense yet to be recognized for stock based awards that have been awarded but not vested for the years ending September 30 is as follows (in thousands):

                                       Stock         Stock        Total
                                      Options        Grants       Awards
                                      -------        ------       ------
Remainder of 2008                       $ 3           $ 67         $ 70
2009                                      2            134          136
2010                                      1            134          135
2011                                     --            127          127
2012                                     --             74           74
2013                                     --              3            3
                                        ---           ----         ----
Total                                   $ 6           $539         $545


(5) INCOME TAXES
In June 2006, the Financial Accounting Standards Board ("FASB") issued
Interpretation No. 48, Accounting for Uncertainty in Income Taxes   an
Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on October 1, 2007, which did not have a material impact on the Company's consolidated financial statements. As of March 31, 2008, the Company had an insignificant amount of unrecognized tax benefits.

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal examination by tax authorities for tax years before 2003. The Company's policy is to recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. The amount of interest and penalties accrued for the six months ended March 31, 2008 was immaterial.

(6) DIVIDEND / SUBSEQUENT EVENT

On April 24, 2008, the Company announced a quarterly cash dividend of $0.11 per common share, payable May 22, 2008, to shareholders of record as of the close of business on May 8, 2008.

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


Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three and six months ended March 31, 2008. This analysis as well as other sections of this report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward looking statements may describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward looking statements as a result of a wide variety or range of factors including, but not limited to: interest rate fluctuations; economic conditions in the Company's primary market areas; deposit flows; demand for residential, commercial real estate, consumer, and other types of loans; real estate values; success of new products and services; technological factors affecting operations; and other risks detailed in the Company's reports filed with the SEC, including its 2007 Form 10-K. Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any forward-looking statements.

Overview

Timberland Bancorp, Inc., a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank, SSB upon the Bank's conversion from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank ("Conversion"). The Conversion was completed on January 12, 1998 through the sale and issuance of 13,225,000 shares of common stock by the Company. At March 31, 2008, the Company had total assets of $654.51 million and total shareholders' equity of $74.84 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank.

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

The Bank is a community-oriented bank which offers a variety of deposit and loan products to its customers. The Bank operates 21 branches (including its main office in Hoquiam) and a loan production office in the following market areas:

*    Grays Harbor County
*    Thurston County
*    Pierce County
*    King County
*    Kitsap County
*    Lewis County

Historically, the principal lending activity of the Bank has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences and loans for the construction of one- to four-family residences. The Bank does not participate in the subprime mortgage market. Since 1998, the Bank has emphasized its origination of construction and land development loans and commercial real estate loans and has increased its portfolio of commercial business loans.

In recent years, national real estate and home values have increased substantially, as a result of the generally strong national economy, speculative investing, and aggressive lending practices that provided loans to marginal borrowers (generally termed as "subprime" loans). The strong economy also resulted in strong increases in residential and commercial real estate valued and commercial and residential construction. The national residential lending market has experienced a noted slowdown in recent months, as loan delinquencies and foreclosure rates have increased. Nationally, foreclosures and delinquencies are also being driven by investor speculation in the states of Arizona, California, Florida and Nevada, while job losses and depressed economic conditions in Indiana, Michigan and Ohio have resulted in the highest level of seriously delinquent loans. Louisiana and Mississippi also have high residential loan delinquencies as a result of Katrina-related economic factors.

To date, Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties have not experienced the same level of residential or commercial loan delinquencies, as the states previously mentioned.


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

While the Company believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to significantly increase or decrease its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed elsewhere in this document. Although management believes the levels of the allowance as of both March 31, 2008 and September 30, 2007 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company's financial condition and results of operations.

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


Comparison of Financial Condition at March 31, 2008 and September 30, 2007

The Company's total assets increased by $9.66 million, or 1.5%, to $654.51 million at March 31, 2008 from $644.85 million at September 30, 2007, primarily attributable to a $32.50 million, or 6.3%, increase in net loans receivable. This increase was partially offset by a $21.04 million decrease in investment and mortgage-backed securities.

Total deposits increased by $3.10 million, or 0.7%, to $469.84 million at March 31, 2008 from $466.74 million at September 30, 2007 primarily attributable to an increase in N.O.W. checking account balances and savings account balances. These increases were partially offset by a decrease in non-interest bearing account balances and money market account balances.

Shareholders' equity increased by $295,000, or 0.4%, to $74.84 million at March 31, 2008 from $74.55 million at September 30, 2007. The increase in shareholders' equity was primarily a result of retained net income, which was partially offset by share repurchases and cash dividends.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash Equivalents: Cash equivalents decreased by $2.40 million, or 14.4%, to $14.27 million at March 31, 2008 from $16.67 million at September 30, 2007. The decrease was primarily a result of decreases in federal funds sold and interest bearing deposits in banks, which were partially offset by an increase in non-interest bearing balances.

Investment Securities and Mortgage-backed Securities: Investment and mortgage-backed securities decreased by $21.04 million, or 32.9%, to $42.93 million at March 31, 2008 from $63.97 million at September 30, 2007, as a result of the maturity or call of U.S. agency securities and regular amortization and prepayments on mortgage-backed securities. At March 31, 2008, the Company's securities' portfolio was comprised of mutual funds of $31.39 million and mortgage-backed securities of $11.54 million. At March 31, 2008 the mutual funds had gross unrealized losses of $1.55 million as the market value of the funds was below the amortized cost. These mutual funds invest primarily in highly rated mortgage-backed products and U.S. agency securities and their net asset values have been negatively impacted by the unusually large spreads in the market for mortgage-related products. The credit ratings of the underlying securities in the funds remain stable and the Company believes that the risk of principal loss is low. The two largest mutual fund holdings (ASARX and AULTX) in the portfolio comprise over 83% of the total mutual fund balance and currently have three star ratings from Morningstar, Inc. The Company believes that the market value of the underlying securities will recover as spreads narrow on mortgage-related securities. However, if the wide pricing spreads on mortgage-related products continues to persist or if the Company determines that the narrowing spreads do not positively affect the market value of these funds in the manner anticipated, the mutual funds may be deemed to be other than temporarily impaired and a non-cash charge to income may occur. For additional information, see the "Investment Securities" table included herein.

Loans: Net loans receivable increased by $32.50 million, or 6.3%, to $547.85 million at March 31, 2008 from $515.34 million at September 30, 2007. The increase in the portfolio was primarily a result of a $21.35 million increase in construction loans (net of undisbursed portion of construction loans in process), an $8.25 million increase in commercial real estate loans, a $5.68 million increase in one- to four-family loans (including an increase of $4.19 million in one- to four-family loans held for sale), a $2.78 million increase in multi-family loans, and a $2.01 million increase in commercial business loans. These increases were partially offset by a $5.55 million decrease in land loans and a $300,000 decrease in consumer loans.

Loan originations decreased to $124.47 million for the six months ended March 31, 2008 compared to $166.96 million for the six months ended March 31, 2007. The reduction in loan volume was primarily attributable to a slowdown in the northwest economy. The Bank also continued to sell longer-term fixed rate loans for asset liability management purposes. The Bank sold fixed rate one- to four-family mortgage loans totaling $19.29 million for the six months ended March 31, 2008 compared to $13.88 million for the six months ended March 31, 2007.

For additional information, see the sections entitled "Loan Portfolio Composition" and "Construction and Land Development Loan Portfolio Composition" included herein.

Premises and Equipment: Premises and equipment decreased to $16.47 million at March 31, 2008 from $16.58 million at September 30, 2007, primarily as a result of depreciation recorded on depreciable assets.

Goodwill and Core Deposit Intangible: The value of goodwill remained unchanged. The amortized value of core deposit intangible decreased to $1.10 million at March 31, 2008 from $1.22 million at September 30, 2007. The decrease is attributable to scheduled amortization of the core deposit intangible.

Deposits: Deposits increased by $3.10 million, or 0.7%, to $469.84 million at March 31, 2008 from $466.74 million at September 30, 2007. The increase was primarily a result of a $9.06 million increase in non-brokered certificate of deposit account balances, a $7.98 million increase in N.O.W. checking account balances, and an $800,000 increase in savings account balances. These increases were partially offset by $9.02 million decrease in brokered certificate of deposit account balances, a $4.89 million decrease in non-interest bearing account balances and an $824,000 decrease in money market account balances. For additional information, see the section entitled "Deposit Breakdown" included herein.

FHLB Advances and Other Borrowings: FHLB advances and other borrowings increased by $6.19 million to $106.48 million at March 31, 2008 from $100.29 million at September 30, 2007 as the Bank used additional advances to fund loan portfolio growth. For additional information, see "FHLB Advance Maturity Schedule" included herein.

Shareholders' Equity: Total shareholders' equity increased by $295,000 to $74.84 million at March 31, 2008 from $74.55 million at September 30, 2007, primarily as a result of net income of $3.20 million and proceeds from stock option exercises of $347,000. The increase from these items was partially offset by share repurchases of $1.92 million and cash dividends to shareholders of $1.45 million.

During the six months ended March 31, 2008 the Company repurchased 144,950 shares of its common stock for $1.92 million, an average price of $13.26 per share. Cumulatively, the Company has repurchased 7,783,934 shares (58.9%) of the 13,225,000 shares that were issued in its 1998 initial public offering, at an average price of $8.98 per share. For additional information, see Item 2 of Part II of this Form 10-Q.

Non-performing Assets: Non-performing assets to total assets increased to 0.98% at March 31, 2008 from 0.23% at September 30, 2007, as total non-performing assets increased to $6.39 million at March 31, 2008 from $1.49 million at September 30, 2007.

Total non-performing assets of $6.39 million at March 31, 2008 were comprised of 17 loans including 11 single family speculative home loans (ten of which were located in Pierce County) totaling $4.05 million, a $1.87 million participation interest in a land development loan located in Clark County, two home equity consumer loans totaling $183,000, one commercial real estate loan for $152,000, one commercial business loan for $119,000 and one land loan for $22,000. These non-performing loans represent eight credit relationships.
The Company had no charge-offs during the six months ended March 31, 2008, but the reserve for principal impairments on non-accrual loans was increased by $548,000 to $623,000 during this period. For additional information, see the section entitled "Non-performing Assets" and "Activity in the Allowance for Loan Losses" included herein.

Investment Securities
---------------------
The following table sets forth the composition of the Company's investment securities portfolio.

                                      At March 31,        At September 30,
                                          2008                  2007
                                    Amount    Percent     Amount    Percent
                                    -----------------     -----------------
                                            (Dollars in thousands)
Held-to-maturity:
  Mortgage-backed securities        $    60      0.1%      $    71     0.1%
Available-for-sale (at fair value)
  U.S. agency securities                - -      - -        18,975    29.7
  Mortgage-backed securities         11,476     26.7        13,048    20.4
  Mutual funds                       31,392     73.2        31,875    49.8
                                    -------    -----       -------   -----

Total portfolio                     $42,928    100.0%      $63,969   100.0%
                                    =======    =====       =======   =====




Loan Portfolio Composition
--------------------------
The following table sets forth the composition of the Company's loan portfolio.

                                      At March 31,        At September 30,
                                          2008                  2007
                                    Amount    Percent     Amount    Percent
                                    -----------------     -----------------
                                             (Dollars in thousands)
Mortgage loans:
  One- to four-family (1)         $108,117     17.6%     $102,434     17.4%
  Multi-family                      37,932      6.2        35,157      6.0
  Commercial                       136,112     22.2       127,866     21.7
  Construction and
    land development               197,384     32.2       186,261     31.6
  Land                              55,158      9.0        60,706     10.3
                                  --------    -----      --------    -----
    Total mortgage loans           534,703     87.2       512,424     87.0
Consumer loans:
  Home equity and second mortgage   47,003      7.7        47,269      8.0
  Other                             10,888      1.8        10,922      1.9
                                  --------    -----      --------    -----
                                    57,891      9.5        58,191      9.9

Commercial business loans           20,177      3.3        18,164      3.1
                                  --------    -----      --------    -----
       Total loans                 612,771    100.0%      588,779    100.0%
                                              =====                  =====

Less:
  Undisbursed portion of
   construction loans in
   process                         (55,447)               (65,673)
  Deferred loan origination fees    (2,782)                (2,968)
  Allowance for loan losses         (6,697)                (4,797)
                                  --------               --------
Total loans receivable, net       $547,845               $515,341
                                  ========               ========
________________
---------------
(1)  Includes loans held-for-sale.



Construction and Land Development Loan Portfolio Composition
------------------------------------------------------------
The following table sets forth the composition of the Company's construction and land development loan portfolio.

                                      At March 31,        At September 30,
                                          2008                  2007
                                    Amount    Percent     Amount    Percent
                                    -----------------     -----------------
                                             (Dollars in thousands)

Custom and owner/builder const.     $ 46,311    23.4%     $ 52,375     28.1%
Speculative construction              42,582    21.6        43,012     23.1

Commercial real estate                56,964    28.9        50,518     27.1
Multi-family                          21,941    11.1        18,064      9.7
Land development                      29,586    15.0        22,292     12.0
                                    --------   -----      --------    -----
   Total construction loans         $197,384   100.0%     $186,261    100.0%
                                    ========   =====      ========    =====




Activity in the Allowance for Loan Losses
-----------------------------------------
The following table sets forth information regarding activity in the allowance for loan losses.

                                                Three Months Ended
                                                     March 31,
                                                 2008         2007
                                                ------------------
                                                  (In thousands)
Balance at beginning of period                  $5,997      $4,121
Provision for loan losses                          700         156
Loans charged off                                  - -          (6)
Recoveries on loans previously charged off         - -           1
                                                ------      ------
Net charge-off                                     - -          (5)
                                                ------      ------
Balance at end of period                        $6,697      $4,272
                                                ======      ======


                                                 Six Months Ended
                                                     March 31,
                                                 2008         2007
                                                 -----------------
                                                   (In thousands)
Balance at beginning of period                  $4,797      $4,122
Provision for loan losses                        1,900         156
Loans charged off                                  - -          (7)
Recoveries on loans previously charged off         - -           1
                                                ------      ------
Net charge-off                                     - -          (6)
                                                ------      ------
Balance at end of period                        $6,697      $4,272
                                                ======      ======



Non-performing Assets
---------------------
The following table sets forth information with respect to the Company's non-performing assets.

                                                      At            At
                                                  March 31,    September 30,
                                                     2008          2007_____
                                                  -------------------------
                                                       (In thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family                              $    - -     $    252
  Commercial real estate                                152           90
  Construction and land development                   5,912        1,000
  Land                                                   22           28
Consumer loans                                          183          - -
Commercial business loans                               119          120
                                                   --------     --------

     Total                                            6,388        1,490

Accruing loans which are contractually
past due 90 days or more:                               - -          - -
                                                   --------     --------
      Total                                             - -          - -

Total of non-accrual and
90 days past due loans                                6,388        1,490

OREO and other
repossessed items                                       - -          - -
                                                   --------     --------
     Total non-performing assets                   $  6,388     $  1,490
                                                   ========     ========

Restructured loans                                 $  2,491     $    - -

Non-accrual and 90 days or more past
due loans as a percentage of loans
receivable (1)                                         1.15%        0.29%


Non-accrual and 90 days or more past
due loans as a percentage of total assets              0.98%        0.23%

Non-performing assets as a percentage
of total assets                                        0.98%        0.23%

Loans receivable (1)                               $554,542     $520,138
                                                   ========     ========

Total assets                                       $654,513     $644,848
                                                   ========     ========
______________
----------------
(1)  Includes loans held-for-sale and is before the allowance for loan losses.


Deposit Breakdown
-----------------
The following table sets forth the composition of the Company's deposit balances.

                                           At                   At
                                     March 31, 2008     September 30, 2007
                                     --------------     ------------------
                                                 (In thousands)

Non-interest bearing                    $ 50,068             $ 54,962
N.O.W. checking                           88,350               80,372
Savings                                   57,212               56,412
Money market accounts                     47,244               48,068
Certificates of deposit under $100       137,529              135,528
Certificates of deposit $100 and over     74,376               67,316
Certificates of deposit - brokered        15,058               24,077
                                        --------             --------

               Total deposits           $469,837             $466,735
                                        ========             ========

FHLB Advance Maturity Schedule
------------------------------
The Bank has short- and long-term borrowing lines with the FHLB of Seattle with total credit on the lines equal to 30% of the Bank's total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. FHLB advances consisted of the following:

                                 At March 31,         At September 30,
                                    2008                   2007
                             Amount     Percent      Amount    Percent
                             ------------------      -----------------
                                          (Dollars in thousands)

Short-term                   $  1,000       0.9%      $30,000     30.1%
Long-term                     104,663      99.1        69,697     69.9
                             --------     -----       -------    -----

Total FHLB advances          $105,663     100.0%      $99,697    100.0%
                             ========     =====       =======    =====


The Bank's FHLB borrowings mature at various dates through September 2017 and
bear interest at rates ranging from 3.35% to 5.54%.   The weighted average
interest rate on FHLB borrowings at March 31, 2008 was 4.21%. Principal reduction amounts due for future years ending September 30 are as follows (in thousands):

Remainder of 2008     $  1,036
2009                     4,627
2010                    20,000
2011                    20,000
2012                    10,000
Thereafter              50,000
                      --------
Total                 $105,663
                      ========

A portion of these advances have a putable feature and may be called by the FHLB earlier than the above schedule indicates.


Comparison of Operating Results for the Three and Six Months Ended March 31, 2008 and 2007

The Company's net income decreased by $331,000, or 17.3%, to $1.59 million for the quarter ended March 31, 2008 from $1.92 million for the quarter ended March 31, 2007. Diluted earnings per share decreased 11.1% to $0.24 for the quarter ended March 31, 2008 from $0.27 for the quarter ended March 31, 2007

The Company's net income decreased by $669,000, or 17.3%, to $3.20 million for the six months ended March 31, 2008 from $3.87 million for the six months
ended March 31, 2007.   Diluted earnings per share decreased 11.1% to $0.48
for the six months ended March 31, 2008 from $0.54 for the six months ended March 31, 2007.

The decreases in diluted earnings per share were primarily a result of increases in the provision for loan losses during the three and six months ended March 31, 2008. The increased provisions were primarily a result of an increase in the level of non-performing loans, the reclassification of certain loans, continued loan portfolio growth, and a weakening in the housing market in certain market areas. The decreases in earnings per share attributable to the increased provisions for loan losses were partially offset by increased net interest income and a decrease in the weighted average number of shares outstanding as a result of share repurchases.

A more detailed explanation of the income statement categories is presented below.

Net Income: Net income for the quarter ended March 31, 2008 decreased by $331,000, or 17.3%, to $1.59 million from $1.92 million for the quarter ended March 31, 2007. Earnings per diluted share for the quarter ended March 31, 2008 decreased to $0.24 from $0.27 for the quarter ended March 31, 2007. The $0.03 decrease in diluted earnings per share for the quarter ended March 31, 2008 was primarily a result of a $544,000 ($359,000 net of income tax - $0.05 per diluted share) increase in the provision for loan losses and a $267,000 ($176,000 net of income tax - $0.03 per diluted share) increase in non-interest expense. These decreases to earnings per share were partially offset by a $183,000 ($121,000 net of income tax - $0.02 per diluted share) increase in net interest income, a $130,000 ($86,000 net of income tax - $0.01 per diluted share) increase in non-interest income and a decrease in the number of weighted average shares outstanding ($0.02 per diluted share) primarily as a result of share repurchases.

Net income for the six months ended March 31, 2008 decreased by $669,000, or 17.3%, to $3.20 million from $3.87 million for the six months ended March 31, 2007. Earnings per diluted share for the six months ended March 31, 2008 decreased to $0.48 from $0.54 for the six months ended March 31, 2007. The $0.06 decrease in diluted earnings per share for the six months ended March 31, 2008 was primarily a result of a $1.74 million ($1.15 million net of income tax - $0.16 per diluted share) increase in the provision for loan losses and a $222,000 ($147,000 net of income tax - $0.02 per diluted share) increase in non-interest expense. These decreases to earnings per share were partially offset by an $826,000 ($545,000 net of income tax - $0.08 per diluted share) increase in net interest income, a $148,000 ($98,000 net of income tax - $0.01 per diluted share) increase in non-interest income and a decrease in the number of weighted average shares outstanding ($0.03 per diluted share) primarily as a result of share repurchases.

Net Interest Income:   Net interest income increased by $183,000, or 2.8%, to
$6.67 million for the quarter ended March 31, 2008 from $6.49 million for the quarter ended March 31, 2007. The increase in net interest income was primarily attributable to a larger interest earning asset base, which was partially offset by margin compression. Total interest and dividend income increased by $758,000, or 7.5%, to $10.93 million for the quarter ended March 31, 2008 from $10.17 million for the quarter ended March 31, 2007 as average total interest earning assets increased by $54.00 million. The yield on interest earning assets decreased to 7.27% for the quarter ended March 31, 2008 from 7.44% for the quarter ended March 31, 2007. Total interest expense increased by $575,000, or 15.6%, to $4.26 million for the quarter ended March 31, 2008 from $3.68 million for the quarter ended March 31, 2007 as average total interest bearing liabilities increased by $56.54 million. The average rate paid on interest bearing liabilities increased to 3.30% for the quarter ended March 31, 2008 from 3.23% for the quarter ended March 31, 2007. The net interest margin decreased to 4.44% for the quarter ended March 31, 2008 from 4.75% for the quarter ended March 31, 2007. The margin compression was primarily attributable to increased funding costs and a decreased yield on interest earning assets. Increased funding costs resulted primarily from an increased reliance on wholesale sources (FHLB advances and brokered deposits) to fund loan growth. The decreased yield in interest earning assets was primarily attributable to the significant interest rate decreases by the Federal Reserve during the quarter and a reversal of interest on loans placed in non-accrual status (which reduced the margin by approximately eight basis points). For additional information, see the section below entitled "Rate Volume Analysis."

Net interest income increased by $826,000, or 6.5%, to $13.59 million for the six months ended March 31, 2008 from $12.76 million for the six months ended March 31, 2007. The increase in net interest income was primarily attributable to a larger interest earning asset base, which was partially offset by margin compression. Total interest and dividend income increased by $2.47 million, or 12.4%, to $22.40 million for the six months ended March 31, 2008 from $19.93 million for the six months ended March 31, 2007 as average total interest earning assets increased by $63.64 million. The yield on interest earning assets increased to 7.45% for the six months ended March 31, 2008 from 7.41% for the six months ended March 31, 2007. Total interest expense increased by $1.64 million, or 22.9%, to $8.81 million for the six months ended March 31, 2008 from $7.17 million for the six months ended March 31, 2007 as average total interest bearing liabilities increased by $65.49 million. The average rate paid on interest bearing liabilities increased to 3.40% for the six months ended March

31, 2008 from 3.18% for the six months ended March 31, 2007. The net interest margin decreased to 4.52% for the six months ended March 31, 2008 from 4.74% for the six months ended March 31, 2007. The margin compression was primarily attributable to increased funding costs which were greater than the increased yield on interest earning assets. Increased funding costs resulted from an increase in interest rates on deposits and an increased reliance on wholesale sources (FHLB advances and brokered deposits) to fund loan growth. For additional information, see the section below entitled "Rate Volume Analysis."

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


                                             Three months ended                   Six months ended
                                               March 31, 2008                      March 31, 2008
                                           compared to three months            compared to six months
                                              ended March 31, 2007               ended March 31, 2007
                                              increase (decrease)                increase (decrease)
                                                    due to                             due to
                                                    ------                             ------
                                         Rate    Volume    Net Change       Rate    Volume     Net Change
                                         ----    ------    ----------       ----    ------     ----------
                                                                 (In thousands)
Interest-earning assets:
  Loans receivable (1)                  ($476)   $1,552      $1,076        ($62)    $3,112      $3,050
  Investments and
   mortgage-backed
   securities                              28      (267)       (239)          3       (447)       (444)
  FHLB stock and
   equity securities                      (20)        2         (18)        (12)        (3)        (15)
  Federal funds sold                      (26)      (25)        (51)        (33)       (50)        (83)
  Interest-bearing
   deposits                                (5)       (5)        (10)        (11)       (28)        (39)
                                         ----    ------      ------        ----     ------      ------
  Total net increase in
   income on interest-
   earning assets                        (499)    1,257         758        (115)     2,584       2,469

Interest-bearing
 liabilities:
  Savings accounts                         (1)       (9)        (10)        - -        (20)        (20)
  NOW accounts                             (2)       15          13          67         44         111
  Money market
   Accounts                                30         2          32          42        - -          42
  Certificate accounts                     37       387         424         255        815       1,070
  Short-term borrowings                   (60)     (165)       (225)        (87)       (40)       (127)
  Long-term borrowings                   (106)      447         341         (57)       624         567

Total net increase
 in expense on interest
 bearing liabilities                     (102)      677         575         220      1,423       1,643

Net increase (decrease) in



 net interest income                    ($397)   $  580      $  183       ($335)    $1,161      $  826

-----------------
(1) Excludes interest on loans 90 days or more past due.  Includes loans originated for sale.



Provision for Loan Losses: Provisions for loan losses of $700,000 and $1.90 million were made during the three and six months ended March 31, 2008 compared to a provision of $156,000 made during the three and six months ended March 31, 2007. The increased provisions were made primarily as a result of an increase in non-performing loans, an increase in the level of loans classified as substandard under the Bank's loan grading system, loan portfolio growth, and uncertainties in the housing market in certain market areas of the northwest.

The Bank has established a comprehensive methodology for determining the provision for loan losses. On a quarterly basis the Bank performs an analysis that considers pertinent factors underlying the quality of the loan portfolio. The factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of loans on non-accrual status, and other factors to determine an appropriate level of allowance for loan losses. Management's analysis, however, for the six months ended March 31, 2008, placed greater emphasis on the Bank's construction and land development loan portfolio and the effect of various factors such as geographic and loan type concentrations. The Bank also reviewed the national trend of declining home sales with potential housing market value depreciation. Based on its comprehensive analysis, management deemed the allowance for loan losses of $6.70 million at March 31, 2008 (1.21% of loans receivable and 105% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. The allowance for loan losses was $4.27 million (0.88% of loans receivable and 1,327% of non-performing loans) at March 31, 2007. The Company had no charge-offs during the three and six months ended March 31, 2008 and net recoveries of $5,000 and $6,000 for the three and six months ended March 31, 2007, respectively. While there were no charge-offs during the six months ended March 31, 2008, the reserve for principal impairments on non-accrual loans was increased by $548,000 to $623,000. Impairments may result in actual charge-offs in the future.

Non-performing loans increased by $4.90 million to $6.39 million during the six months ended March 31, 2008 primarily as a result of three speculative construction builders becoming delinquent on their loans (which totaled $2.98 million) from the Bank and a one-eighth participation interest of $1.87 million in a residential land development loan being placed on non-accrual status.

The $6.39 million in non-performing loans at March 31, 2008 were comprised of 17 loans including 11 single family speculative home loans totaling $4.05 million (which included one $1.00 million loan located in Pierce County, one $522,000 loan located in Pierce County, and eight loans located in Pierce County with balances ranging from $245,000 to $344,000, and one loan located in Grays Harbor County with an outstanding balance of $63,000), a $1.87 million participation interest in a land development loan located in Clark County, two home equity consumer loans totaling $183,000, one commercial real estate loan for $152,000, one commercial business loan for $119,000, and one land loan for $22,000. These non-performing loans represent eight credit relationships.

Management also downgraded additional loans to its substandard loan grade classifications during the six months ended March 31, 2008. Under the Bank's Classification of Assets Policy, substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Under the Bank's allowance for loan loss methodology loans classified as substandard are assumed to have more risk and therefore have higher loss factors associated with them. A majority of the loans downgraded during the six months ended March 31, 2008 were to borrowers involved in construction and land development activities. As a result of a slowdown in the sales of one- to four-family homes and other uncertain economic conditions, management believes that certain speculative construction and land development loans have assumed a higher risk profile and were therefore downgraded during the period. During the six months ended March 31, 2008 the Bank also restructured $2.49 million in loans to a speculative construction borrower by reducing the interest rates on the loans for a 90 day period.

Management believes that the allowance for loan losses as of March 31, 2008 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company's financial condition and results of operations. In addition, the determination of the amount of the Bank's allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination. For additional information, see the section entitled "Activity in the Allowance for Loan Losses" included herein.

Non-interest Income: Total non-interest income increased by $130,000, or 9.1%, to $1.55 million for the quarter ended March 31, 2008 from $1.42 million for the quarter ended March 31, 2007, primarily as a result of increased income from loan sales (gain on sale of loans and servicing income on loans sold). The sale of fixed rate one-to four-family mortgage loans totaled $11.87 million for the quarter ended March 31, 2008 compared to $6.63 million for the quarter ended March 31, 2007. The increase in loan sales was primarily attributable to lower interest rates for 30-year fixed rates loans which increased refinancing activity.

Total non-interest income increased by $148,000, or 5.1%, to $3.05 million for the six months ended March 31, 2008 from $2.90 million for the six months ended March 31, 2007, primarily as a result of increased income from loan sales (gain on sale of loans and servicing income on loans sold) and increased ATM transaction fees. The sale of fixed rate one-to four-family mortgage loans totaled $19.29 million for the six months ended March 31, 2008 compared to $13.88 million for the six months ended March 31, 2007. The increase in loan sales was primarily attributable to lower interest rates for 30-year fixed rate loans which increased refinancing activity.

Non-interest Expense: Total non-interest expense increased by $267,000, or 5.4%, to $5.21 million for the quarter ended March 31, 2008 from $4.94 million for the quarter ended March 31, 2007. The increase was primarily attributable to a $220,000 increase in salaries and employee benefits expense and a $67,000 increase in advertising expense. The increased salary and benefit expense was primarily attributable to annual salary adjustments (effective October 1, 2007) and the addition of several employees. The increased advertising expense was primarily attributable to marketing efforts associated with deposit gathering initiatives. The Company's efficiency ratio increased to 63.29% for the quarter ended March 31, 2008 from 62.42% for the quarter ended March 31, 2007.

Total non-interest expense increased by $222,000, or 2.3%, to $10.06 million for the six months ended March 31, 2008 from $9.84 million for the six months ended March 31, 2008. The increase was primarily attributable to a $355,000 increase in salaries and employee benefits expense and smaller increases in advertising expense and ATM expense. The increased salary and benefit expense was primarily attributable to annual salary adjustments (effective October 1, 2007) and the addition of several employees. The increased expenses were partially offset by a $169,000 decrease in premises and equipment expense.
The decrease in premises and equipment expense was primarily attributable to an insurance settlement for damage to the Bank's previous data center facility that reduced expenses $172,000. The Company's efficiency ratio improved to 60.43% for the six months ended March 31, 2008 from 62.78% for the six months ended March 31, 2007.

Provision for Income Taxes: The provision for income taxes decreased to $734,000 for the quarter ended March 31, 2008 from $901,000 for the quarter ended March 31, 2007 primarily as a result of lower income before taxes. The Company's effective tax rate was 31.65% for the quarter ended March 31, 2008 and 31.98% for the quarter ended March 31, 2007.

The provision for income taxes decreased to $1.48 million for the six months ended March 31, 2008 from $1.81 million for the six months ended March 31, 2007 primarily as a result of lower income before taxes. The Company's effective tax rate was 31.68% for the six months ended March 31, 2008 and 31.83% for the six months ended March 31, 2007.


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

An analysis of liquidity should include a review of the Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2008. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchases of securities, and the net change in loans. Financing activities present the cash flows associated with the Company's deposit accounts, other borrowings and stock related transactions.

The Company's total cash equivalents decreased by 14.4% to $14.27 million at March 31, 2008 from $16.67 million at September 30, 2007. The decrease in liquid assets was primarily reflected in a decrease in federal funds sold and a decrease in interest bearing deposits in banks and was partially offset by an increase in non-interest bearing cash equivalents.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2008, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 9.24%. The Bank maintained an uncommitted credit facility with the FHLB of Seattle that provided for immediately available advances up to an aggregate amount equal to 30% of total assets, limited by available collateral, under which $105.66 million was outstanding at March 31, 2008. The Bank also has a $10.00 million overnight credit line with Pacific Coast Banker's Bank ("PCBB"). At March 31, 2008, the Bank did not have any outstanding advances on this credit line.

Liquidity management is both a short and long-term responsibility of the Bank's management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, and (iv) yields available on interest-bearing deposits. Excess liquidity is invested generally in interest-bearing overnight deposits, federal funds sold, and other short-term investments. If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB of Seattle and PCBB.

The Bank's primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction and land development loans, land loans, consumer loans, and commercial business loans. At March 31, 2008, the Bank had loan commitments totaling $51.14 million and undisbursed loans in process totaling $55.45 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2008 totaled $206.73 million. Historically, the Bank has been able to retain a significant amount of its non-brokered certificates of deposit as they mature. At March 31, 2008, the Bank had $15.06 million in brokered certificate of deposit accounts, all of which are scheduled to mature in less than one year. As these brokered certificate of deposit accounts approach maturity, the Bank will evaluate its liquidity needs and the cost of other alternative funding sources before determining if additional brokered deposits will be acquired to replace the maturing brokered deposits.

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At March 31, 2008, the Bank was in compliance with all applicable capital requirements. For additional details see the section below entitled "Regulatory Capital."

Regulatory Capital
------------------
The following table compares the Bank's regulatory capital at March 31, 2008 to its minimum regulatory capital requirements at that date (Dollars in thousands):
                                                         Percent of
                                          Amount    Adjusted Total Assets (1)
                                          ------    ------------------------

Tier 1 (leverage) capital                $59,759           9.34%
Tier 1 (leverage) capital requirement     25,584           4.00
                                         -------          -----
Excess                                   $34,175           5.34%
                                         =======          =====


Tier 1 risk adjusted capital             $59,759          10.75%
Tier 1 risk adjusted capital requirement  22,243           4.00
                                         -------          -----
Excess                                   $37,516           6.75%
                                         =======          =====

Total risk based capital                 $66,448          11.95%
Total risk based capital requirement      44,486           8.00
                                         -------          -----
Excess                                   $21,962           3.95%
                                         =======          =====

-----------------
(1) For the Tier 1 (leverage) capital, percent of total average assets calculation, total average of assets were $639.59 million. For the Tier 1 risk-based capital and total risk-based capital calculations, total risk-weighted assets were $556.08 million.

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                        KEY FINANCIAL RATIOS AND DATA
                 (Dollars in thousands, except per share data)

                                         Three Months           Six Months
                                        Ended March 31,       Ended March 31,
                                       2008        2007      2008       2007
                                       ----------------      ---------------

PERFORMANCE RATIOS:
Return on average assets (1)           0.98%       1.28%     0.99%      1.32%
Return on average equity (1)           8.48%       9.91%     8.55%      9.92%
Net interest margin (1)                4.44%       4.75%     4.52%      4.74%
Efficiency ratio                      63.29%      62.42%    60.43%     62.78%


                                               At               At
                                            March 31,      September 30,
                                              2008             2007
                                            ---------------------------
ASSET QUALITY RATIOS:
Non-performing loans                         $ 6,388         $ 1,490
OREO and other repossessed assets                - -             - -
                                             -------         -------
Total non-performing assets                  $ 6,388         $ 1,490
Non-performing assets to total assets           0.98%           0.23%
Allowance for loan losses to
  non-performing loans                           105%            322%
Restructured loans                           $ 2,491             - -

Book value per share (2)                     $ 10.88         $ 10.72
Book value per share (3)                     $ 11.53         $ 11.39
Tangible book value per share (2) (4)        $  9.90         $  9.73
Tangible book value per share (3) (4)        $ 10.49         $ 10.34

-----------------
(1)  Annualized
(2)  Calculation includes ESOP shares not committed to be released
(3)  Calculation excludes ESOP shares not committed to be released
(4) Calculation subtracts goodwill and core deposit intangible from the equity component



                                         Three Months           Six Months
                                        Ended March 31,       Ended March 31,
                                       2008        2007      2008       2007
                                       ----------------      ---------------
AVERAGE BALANCE SHEET:
---------------------
Average total loans                   $546,349  $465,460  $ 542,295  $ 452,232
Average total interest earning assets  600,872   546,870    601,754    538,115
Average total assets                   647,851   597,015    649,225    588,470
Average total interest bearing
 deposits                              411,465   380,916    410,542    378,614
Average FHLB advances & other
 borrowings                            107,572    81,578    107,253     73,688
Average shareholders' equity            74,741    77,340     74,873     78,002

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There were no material changes in information concerning market risk from the information provided in the Company's Form 10-K for the fiscal year ended September 30, 2007.

Item 4.  Controls and Procedures
--------------------------------

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange
     Act) that occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all errors and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Item 4T. Controls and Procedures
--------------------------------

Not Applicable.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
Neither the Company nor the Bank is a party to any material legal proceedings at this time. Further, neither the Company nor the Bank is aware of the threat of any such proceedings. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 1A.  Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2007 Form 10-K.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------
     Not applicable


Stock Repurchases

The following table sets forth the shares repurchased by the Company during the quarter ended March 31, 2008:


                                                 Total No.
                                                 of Shares
                                                Purchased as   Maximum No.
                           Total                 Part of     of Shares that
                          No. of     Average     Publicly      May Yet Be
                          Shares    Price Paid   Announced   Purchased Under
       Period            Purchased   per Share    Plan (1)     the Plan(1)(2)
-----------------------  ---------  ----------  -----------  ---------------
01/01/2008 -
 01/31/2008                77,000      12.83       77,000         62,950

02/01/2008 -
 02/29/2008                17,950      12.84       17,950        361,418

03/01/2008 -
 03/01/2008                   - -        - -          - -        343,468

Total                      94,950     $12.83       94,950        343,468


(1) On February 22, 2008, the Company completed its previously announced share repurchase program. The Company repurchased 5% of its outstanding common shares or 356,950 shares, at an average price of $15.82 per share. All shares were repurchased through open market broker transactions and no shares were directly repurchased from directors or officers of the Company.

(2) On February 25, 2008, the Company announced a share repurchase plan authorizing the repurchase of up to 5% of its outstanding shares, or 343,468 shares. As of March 31, 2008 no shares under this plan had been repurchased.


Item 3.  Defaults Upon Senior Securities
----------------------------------------
None to be reported.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
The Company's 2007 Annual Meeting of Shareholders was held on January 22, 2008 at the Hoquiam Timberland Library, 420 7th Street, Hoquiam, Washington. The results of the vote on the election of directors for a three-year term, the only item presented at the meeting, were as follows:

                                     For                       Withheld
                         No. of Votes   Percentage   No. of Votes   Percentage
                         -------------------------   -------------------------

Jon C. Parker              3,864,432      76.96%      1,157,058       23.04%

James C. Mason             4,723,546      94.07%        297,944        5.93%

The following directors, who were not up for re-election at the Annual Meeting of Shareholders, will continue to serve as directors: Clarence E. Hamre, Andrea M. Clinton, Michael R. Sand, David A Smith, Harold L. Warren and Ronald
A. Robbel.


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

                                    Timberland Bancorp, Inc.

Date:  May 5, 2008           By:/s/ Michael R. Sand
                                -----------------------------------
                                    Michael R. Sand
                                    Chief Executive Officer
                                    (Principal Executive Officer)



Date:  May 5, 2008           By:/s/ Dean J. Brydon
                                -----------------------------------
                                    Dean J. Brydon
                                    Chief Financial Officer
                                    (Principal Financial Officer)

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

Date: May 5, 2008

                                           /s/ Michael R. Sand
                                           ----------------------------
                                           Michael R. Sand
                                           Chief Executive Officer

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

Date: May 5, 2008

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


     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
Section 1350), each of the undersigned hereby certifies in his capacity as an officer of Timberland Bancorp, Inc. (the "Company") and in connection with the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 ("Report"), that:

     * the Report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and
     * the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in the Report.





/s/ Michael R. Sand                          /s/ Dean J. Brydon
-------------------------------              ------------------------------
Michael R. Sand                              Dean J. Brydon
Chief Executive Officer                      Chief Financial Officer

Date: May 5, 2008