Form 10-Q
period 2008-06-30
TIMBERLAND BANCORP INC
filed 2008-08-08
CIK 1046050

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2008

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

                             (360) 533-4747
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X     No
                                                    -        ---
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ___ Accelerated Filer  X  Non-accelerated filer ___
 Smaller reporting company ___                ---

Indicate by check mark whether the registrant is a shell company (in Rule 12b-2 of the Exchange Act).
Yes ___  No  X
            ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS                            SHARES OUTSTANDING AT JULY  31, 2008
     -----                            ------------------------------------
Common stock, $.01 par value                       6,901,453

                                  INDEX

                                                                        Page
PART I.    FINANCIAL INFORMATION                                        ----

  Item 1.  Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets                         3

           Condensed Consolidated Statements of Income                   4

           Condensed Consolidated Statements of Shareholders' Equity     5

           Condensed Consolidated Statements of Cash Flows               6-7

           Condensed Consolidated Statements of Comprehensive Income     8

           Notes to Condensed Consolidated Financial Statements          9-20

  Item 2. Management's Discussion and Analysis of Financial Condition 20-33 and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk    34

  Item 4.  Controls and Procedures                                       34

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                             34

  Item 1A  Risk Factors                                                 35-38

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  38-39

  Item 3.  Defaults Upon Senior Securities                               39

  Item 4.  Submission of Matters to a Vote of Security Holders           39

  Item 5.  Other Information                                             39

  Item 6.  Exhibits                                                     39-40

SIGNATURES                                                               41


PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  June 30, 2008 and September 30, 2007
               Dollars in thousands, except share amounts

                                                       June 30,  September 30,
                                                        2008         2007
                                                       -------------------
Assets                                                     (Unaudited)
Cash equivalents:
     Non-interest bearing                            $ 14,776     $ 10,813
     Interest bearing deposits in banks                 3,196        2,082
     Federal funds sold                                 5,565        3,775
                                                     ---------------------
                                                       23,537       16,670
                                                     ---------------------
Investments and mortgage-backed securities: held
  to maturity                                          14,684           71
Investments and mortgage-backed securities:
  available for sale                                   18,828       63,898
Federal Home Loan Bank ("FHLB") stock                   5,705        5,705

Loans receivable                                      562,664      519,381
Loans held for sale                                     1,065          757
Less: Allowance for loan losses                        (7,076)      (4,797)
                                                     ---------------------
     Net loans receivable                             556,653      515,341
                                                     ---------------------
Accrued interest receivable                             2,932        3,424
Premises and equipment                                 16,286       16,575
Other real estate owned ("OREO") and other
  repossessed items                                       879           --
Bank owned life insurance ("BOLI")                     12,775       12,415
Goodwill                                                5,650        5,650
Core deposit intangible ("CDI")                         1,034        1,221
Mortgage servicing rights                               1,277        1,051
Other assets                                            3,514        2,827
                                                     ---------------------
     Total assets                                   $ 663,754    $ 644,848
                                                     =====================
Liabilities and shareholders' equity
Deposits                                            $ 479,934    $ 466,735
FHLB advances                                         104,645       99,697
Other borrowings: repurchase agreements                 1,007          595
Other liabilities and accrued expenses                  3,393        3,274
                                                     ---------------------
     Total liabilities                                588,979      570,301
                                                     ---------------------
Commitments and contingencies                              --           --

Shareholders' equity
Preferred stock, $.01 par value; 1,000,000
  shares authorized; none issued                           --           --
Common stock, $.01 par value; 50,000,000 shares
  authorized;
  June 30, 2008  6,901,453 shares issued and outstanding
  September 30, 2007 6,953,360 shares issued and
    outstanding                                            69           70
Additional paid in capital                              8,706        9,923
Unearned shares-Employee Stock Ownership Plan("ESOP")  (2,842)      (3,040)
Retained earnings                                      68,822       68,378
Accumulated other comprehensive income (loss)              20         (784)
                                                     ---------------------
     Total shareholders' equity                        74,775       74,547
                                                     ---------------------
     Total liabilities and shareholders' equity    $  663,754    $ 644,848
                                                     =====================
    See notes to unaudited condensed consolidated financial statements

                 TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          For the three and nine months ended June 30, 2008 and 2007
               Dollars in thousands, except per share amounts
                               (unaudited)
                                        Three Months Ended  Nine Months Ended
                                              June 30,           June 30,
Interest and dividend income             2008        2007     2008      2007
                                       -------------------   ----------------
Loans receivable                     $  9,825    $  9,981  $30,947   $28,050
Investments and mortgage-backed
  securities                              235         350      625     1,185
Dividends from mutual funds and
  FHLB stock                              272         426    1,090     1,259
Federal funds sold                         28          49       87       192
Interest bearing deposits in banks          8           8       22        61
                                       -------------------   ----------------
 Total interest and dividend income    10,368      10,814   32,771    30,747
                                       -------------------   ----------------
Interest expense
Deposits                                2,703       2,866    9,153     8,113
FHLB advances -- short term                57         651      591     1,298
FHLB advances -- long term              1,104         627    2,919     1,875
Other borrowings                            4          12       18        39
                                       -------------------   ----------------
 Total interest expense                 3,868       4,156   12,681    11,325
                                       -------------------   ----------------
 Net interest income                    6,500       6,658   20,090    19,422
Provision for loan losses                 500         260    2,400       416
 Net interest income after provision   -------------------   ----------------
  for loan losses                       6,000       6,398   17,690    19,006
Non-interest income                    -------------------   ----------------
Service charges on deposits               948         692    2,292     2,061
Gain on sale of loans, net                127          79      364       250
Loss on redemption of mutual funds     (2,822)         --   (2,822)       --
BOLI net earnings                         121         116      360       343
Servicing income on loans sold            234         127      531       373
ATM transaction fees                      329         295      930       830
Fee income from non-deposit investment
  sales                                    31          37       87        98
Other                                     139         155      417       450
                                       -------------------   ----------------
 Total non-interest income (loss)        (893)      1,501    2,159     4,405
Non-interest expense                   -------------------   ----------------
Salaries and employee benefits          2,812       2,752    8,718     8,303
Premises and equipment                    519         557    1,634     1,827
Advertising                               228         190      678       569
Loss (gain) from real estate operations    --           1       --       (14)
ATM expenses                              136         128      426       354
Postage and courier                       129         113      376       347
Amortization of CDI                        62          71      186       214
State and local taxes                     149         148      447       420
Professional fees                         175         175      467       524
Other                                     709         626    2,044     2,052
                                       -------------------   ----------------
 Total non-interest expense             4,919       4,761   14,976    14,596
                                       -------------------   ----------------
Income before federal income taxes        188       3,138    4,873     8,815
Federal income taxes                      734       1,000    2,218     2,806
                                       -------------------   ----------------
 Net income (loss)                   $  (546)    $  2,138  $ 2,655   $ 6,009
Earnings (loss) per common share:      ===================   ================
 Basic                               $ (0.08)      $ 0.32   $ 0.41    $ 0.88
 Diluted                             $ (0.08)      $ 0.31   $ 0.40    $ 0.85
Weighted average shares outstanding:
 Basic                             6,446,303   6,713,777 6,467,874 6,863,253
 Diluted                           6,524,818   6,910,165 6,587,120 7,080,530
Dividends paid per share:            $  0.11       $ 0.09   $ 0.32    $ 0.27
See notes to unaudited condensed consolidated financial statements

               TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the year ended September 30, 2007 and the nine months ended June 30, 2008
 Dollars in thousands, except per share amounts and common stock shares

                                                                                          Accumulated
                                                                                          Other
                                                                   Unearned               Compre-
                             Common         Common   Additional    Shares                 hensive
                             Stock Shares   Stock       Paid-In    Issued to  Retained    Income
                             Outstanding    Amount      Capital    ESOP       Earnings    (Loss)    Total
                             -----------    ------      -------    ----       --------    ------   -------
Balance, Sept. 30, 2006        7,515,352       $38      $20,700   ($3,305)     $62,933   ($1,001)  $79,365

Net income                            --        --           --        --        8,163        --     8,163
Stock split                           --        36           --        --          (36)       --        --
Issuance of MRDP (1) shares       15,080        --           --        --           --         -        --
Repurchase of
       common stock             (687,542)       (4)     (12,427)       --           --        --   (12,431)
Exercise of stock options        110,470        --        1,207        --           --        --     1,207
Cash dividends
      ($.37 per share)                --        --           --        --       (2,682)       --    (2,682)
Earned ESOP shares                    --        --          354       265           --        --       619
MRDP compensation expense             --        --           64        --           --        --        64
Stock option compensation exp.        --        --           25        --           --        --        25
Unrealized holding gain on
   securities available
   for sale, net of tax               --        --           --        --           --       217       217

Balance, Sept. 30, 2007        6,953,360       $70       $9,923   ($3,040)     $68,378     ($784)  $74,547

(Unaudited)
Net income                            --        --           --        --        2,655        --     2,655
Issuance of MRDP shares           20,315        --           --        --           --        --        --
Repurchase of
      common stock              (144,950)       (2)      (1,920)       --           --        --    (1,922)
Exercise of stock options         72,728         1          459        --           --        --       460
Cash dividends
     ($0.32 per share)                --        --           --        --       (2,211)       --    (2,211)
Earned ESOP shares                    --        --          132       198           --        --       330
MRDP compensation expense             --        --          109        --            -        --       109
Stock option compensation exp.        --        --            3        --           --         -         3
Unrealized holding gain (loss) on
      securities available
      for sale, net of tax            --        --           --         -           --       804       804

Balance, June 30, 2008         6,901,453       $69       $8,706   ($2,842)     $68,822       $20   $74,775

(1) 1998 Management Recognition and Development Plan.
        See notes to unaudited condensed consolidated financial statements
                                        5

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the nine months ended June 30, 2008 and 2007
                        In thousands (unaudited)

                                                   Nine Months Ended June 30,
Cash flow from operating activities                        2008         2007
                                                   -------------------------
Net income                                               $2,655       $6,009
Non-cash revenues, expenses, gains and losses
  included in income:
  Provision for loan losses                               2,400          416
  Depreciation                                              830          760
  Deferred federal income taxes                         (1,076)        (178)
  Amortization of CDI                                       186          214
  Earned ESOP shares                                        198          199
  MRDP compensation expense                                  97           36
  Stock option compensation expense                           3           19
  Stock option tax effect less excess tax benefit             4          110
  Gain on sale of OREO, net                                   -          (19)
  Gain on the disposition of premises and equipment        (294)         (64)
  BOLI cash surrender value increase                       (360)        (343)
  Gain on sale of loans                                    (364)        (250)
  Increase (decrease) in deferred loan origination fees    (103)         123
  Loss on sale of investment securities                   2,822           --
Loans originated for sale                               (35,253)     (20,102)
Proceeds from sale of loans                              35,309       21,636
Decrease (increase) in other assets, net                    226         (412)
Decrease in other liabilities and accrued expenses, net     119          449
                                                   -------------------------
Net cash provided by operating activities                 7,399        8,603

Cash flow from investing activities
Decrease in certificates of deposit held for investment      --          100
Proceeds from maturities of securities available for
  sale                                                   21,867       16,630
Proceeds from maturities of securities held to maturity      73            2
Proceeds from sale of securities available for sale       6,929           --
Increase in loans receivable, net                       (44,180)     (74,580)
Additions to premises and equipment                        (621)        (847)
Proceeds from the disposition of premises and equipment     374          324
Proceeds from sale of OREO                                   --           37
                                                   -------------------------
Net cash used in investing activities                   (15,558)     (58,334)

Cash flow from financing activities
Increase in deposits, net                                13,199        2,453
Proceeds from FHLB advances   long term                  50,000       30,000
Repayment of FHLB advances   long term                  (15,052)     (24,048)
Proceeds from FHLB advances   short term                (30,000)      43,750
Increase (decrease) in repurchase agreements                412         (172)
Proceeds from exercise of stock options                     444          744
ESOP tax effect                                             132          280
MRDP compensation tax effect                                 12           --
Stock option excess tax benefit                              12          353
Repurchase of common stock                               (1,922)     (11,236)
Payment of dividends                                     (2,211)      (1,991)
                                                   -------------------------
Net cash provided by financing activities                15,026       40,133

See notes to unaudited condensed consolidated financial statements (continued)

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)
            For the nine months ended June 30, 2008 and 2007
                              In thousands
                               (unaudited)


                                                   Nine Months Ended June 30,
                                                          2008          2007
                                                   -------------------------
Net (increase) decrease in cash equivalents              6,867        (9,958)
Cash equivalents
  Beginning of period                                   16,670        22,789
                                                   -------------------------
  End of period                                       $ 23,537      $ 13,191
                                                   -------------------------

Supplemental disclosure of cash flow information
  Income taxes paid                                   $  3,288        $2,674
  Interest paid                                         12,834        11,222

Supplemental disclosure of non-cash investing activities
  Change in unrealized holding gain (loss) on
     securities held for sale, net of tax             $    804      $    104
  Loans transferred to OREO and other repossessed
     assets                                                879            71
  Mutual funds redeemed for mortgage-backed
     securities                                         22,188            --

Supplemental disclosure of non-cash financing activities
  Shares issued to MRDP                               $    259      $    263

























   See notes to unaudited condensed consolidated financial statements

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
       For the three and nine months ended June 30, 2008 and 2007
                              In thousands
                               (unaudited)




                                       Three Months Ended   Nine Months Ended
                                             June 30,            June 30,
                                        2008        2007     2008       2007
Comprehensive income:                  ------------------   -----------------
  Net income (loss)                    $(546)     $2,138   $2,655     $6,009
  Unrealized holding gain (loss) on
    securities available for sale,
    net of tax                           991        (162)     804        104
                                       ------------------   -----------------
Total comprehensive income             $ 445      $1,976   $3,459     $6,113
                                       ==================   =================



























   See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007 ("2007 Form 10-K"). The results of operations for the nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(f) Certain prior period amounts have been reclassified to conform to the June 30, 2008 presentation with no change to net income or shareholders' equity previously reported.

(2) INVESTMENTS AND MORTGAGE-BACKED SECURITIES
Investments and mortgage-backed securities have been classified according to management's intent (in thousands):

                                             Gross        Gross
                                 Amortized   Unrealized   Unrealized   Fair
                                 Cost        Gains        Losses       Value
June 30, 2008

Held to Maturity
  Mortgage-backed securities       $14,656      $    1        ($30)  $14,627
  U.S. agency securities                28          --          (1)       27

  Total                            $14,684      $    1        ($31)  $14,654

Available for Sale
  Mortgage-backed securities       $17,797        $111        ($14)  $17,894
  Mutual funds                       1,000          --         (66)      934

  Total                            $18,797        $111        ($80)  $18,828

September 30, 2007

Held to Maturity
  Mortgage-backed securities       $    71      $   --         ($1)      $70

Available for Sale
  Mortgage-backed securities       $13,147         $31       ($131)  $13,047
  Mutual funds                      32,939         - -      (1,063)   31,876
  U.S. agency securities            19,000         - -         (25)   18,975

  Total                            $65,086         $31     ($1,219)  $63,898



The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of June 30, 2008 are as follows (in thousands):

                                          Less Than 12 Months   12 Months or Longer    Total
                                          Fair     Unrealized   Fair     Unrealized    Fair     Unrealized
Description of Securities                 Value        Losses   Value        Losses    Value        Losses

Held to Maturity
  U.S. agency securities             $      27           ($1)  $   --       $    -    $   27          ($1)
  Mortgage-backed securities            13,501           (30)      --             -   13,501          (30)

  Total                                 13,528           (31)      --             -   13,528          (31)

Available for Sale
  Mortgage-backed securities             7,602           (11)     124            (3)   7,726          (14)
  Mutual funds                              --            --      934           (66)     934          (66)

  Total                              $   7,602          ($11)  $1,058          ($69)  $8,660         ($80)


The Company has evaluated these securities and has determined that the decline in their value is temporary.
The unrealized losses are generally due to the unusually large spreads in the market for mortgage-related products.  The fair value of the mortgage-backed securities and the U.S. agency securities is expected to recover



as the securities approach their maturity date and/or as market interest rates decrease. The fair value of the mutual funds is expected to recover as spreads narrow on mortgage-related securities. The Company has the ability and intent to hold the investments until the market value recovers.

Mortgage-backed and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral, retail repurchase agreements and other non-profit organization deposits totaled $32,548,000 and $31,869,000 at June 30, 2008 and September 30, 2007,
respectively.

The contractual maturities of debt securities at June 30, 2008 are as follows (in thousands). Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

                                     Held to Maturity    Available for Sale
                                    Amortized    Fair    Amortized     Fair
                                    Cost        Value    Cost         Value
                                    -----------------    ------------------
Due within one year                 $   --     $   --    $   --      $   --
Due after one year to five years        15         15       688         690
Due after five to ten years             75         75       286         290
Due after ten years                 14,594     14,565    16,737      16,914
Mutual funds                            --         --     1,000         934

  Total                            $14,684    $14,655   $18,711     $18,828

There were gross realized losses on sales of securities available for sale for the three and nine months ended June 30, 2008 of $2,822,000 and no gross realized gains or losses for the three and nine months ended June 30, 2007.

(3) LOANS
Loans receivable and loans held for sale consisted of the following (dollars in thousands):
                                     At June 30,           At September 30,
                                        2008                    2007
                                 Amount      Percent     Amount      Percent
                                 -------------------     -------------------
Mortgage loans:
 One- to four-family (1)       $ 105,791       17.0%   $ 102,434       17.4%
     Multi-family                 37,465        6.0       35,157        6.0
     Commercial                  140,785       22.6      127,866       21.7
     Construction and land
       development               202,029       32.4      186,261       31.6
     Land                         56,489        9.0       60,706       10.3
     Total mortgage loans        542,559       87.0      512,424       87.0

Consumer loans:
 Home equity and second mortgage  46,771        7.5       47,269        8.0
 Other                            11,292        1.8       10,922        1.9
 Total consumer loans             58,063        9.3       58,191        9.9

Commercial business loans         23,307        3.7       18,164        3.1

 Total loans receivable          623,929      100.0%     588,779      100.0%

Less:
 Undisbursed portion of
   construction loans in process  57,335                  65,673
 Deferred loan origination fees    2,865                   2,968
 Allowance for loan losses         7,076                   4,797
                                  67,276                  73,438

 Total Loans receivable, net    $556,653                $515,341

-----------------------------------
(1)    Includes loans held-for-sale


Construction and Land Development Loan Portfolio Composition
------------------------------------------------------------
The following table sets forth the composition of the Company's construction and land development loan portfolio.
                                            At June 30,      At September 30,
                                               2008               2007
                                          Amount   Percent   Amount   Percent
                                          ----------------   ----------------
                                                 (Dollars in thousands)
Custom and owner/builder const.          $ 48,384    24.0%  $ 52,375    28.1%
Speculative construction                   36,979    18.3     43,012     23.1
Commercial real estate                     66,846    33.1     50,518     27.1
Multi-family                               19,044     9.4     18,064      9.7
Land development                           30,776    15.2     22,292     12.0
                                         --------   -----   --------    -----
    Total construction loans             $202,029   100.0%  $186,261    100.0%
                                         ========   =====   ========    =====

Allowance for Loan Losses
-------------------------
The following table sets forth information regarding activity in the allowance for loan losses.
                                                 Three Months Ended
                                                       June 30,
                                                2008            2007
                                                --------------------
                                                  (In thousands)
Balance at beginning of period                $ 6,697        $ 4,272
Provision for loan losses                         500            260
Loans charged off                                (121)            (3)
Recoveries on loans previously charged off         --             --
Net charge-offs                                  (121)            (3)
Balance at end of period                      $ 7,076        $ 4,529


                                                 Nine Months Ended
                                                      June 30,
                                                2008            2007
                                                --------------------
                                                    (In thousands)
Balance at beginning of period                $ 4,797        $ 4,122
Provision for loan losses                       2,400            416
Loans charged off                                (121)           (10)
Recoveries on loans previously charged off         --              1
                                                -----          -----
Net charge-offs                                  (121)            (9)
                                                -----          -----
Balance at end of period                      $ 7,076        $ 4,529
                                                =====          =====

At June 30, 2008 and September 30, 2007, the Bank had non-accruing loans totaling approximately $9,391,000 and $1,490,000, respectively. At June 30, 2008 and September 30, 2007, no loans were 90 days or more past due and still
accruing interest.   Interest income recognized on a cash basis on non-accrual
loans for the three months ended June 30, 2008 and 2007 was $8,000 and $11,000, respectively, and for the nine months ended June 30, 2008 and 2007 was $20,000 and $22,000, respectively. The average investment in non-accrual loans for the nine months ended June 30, 2008 and the year ended September 30, 2007 was $5,294,000 and $623,000, respectively.

Non-performing Assets
---------------------
The following table sets forth information with respect to the Company's non-performing assets.
                                                    At               At
                                                   June 30,      September 30,
                                                    2008             2007
                                                 ----------------------------
                                                      (In thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
   One- to four-family                           $   101          $   252
   Commercial real estate                            717               90
   Construction and land development               7,393            1,000
   Land                                              933               28
Consumer loans                                       233               --
Commercial business loans                             14              120
                                                --------          -------
     Total                                         9,391            1,490

Accruing loans which are contractually
past due 90 days or more:                             --               --
                                                --------          -------
             Total                                    --               --

Total of non-accrual and
90 days past due loans                             9,391            1,490

OREO and other
repossessed items                                    879               --
                                                --------          -------
     Total non-performing assets                $ 10,270          $ 1,490
                                                ========          =======

Restructured loans                              $     --          $    --

Non-accrual and 90 days or more past
due loans as a percentage of loans
receivable (1)                                     1.67%            0.29%


Non-accrual and 90 days or more past
due loans as a percentage of total assets          1.41%            0.23%

Non-performing assets as a percentage
of total assets                                    1.55%            0.23%


Loans receivable (1)                            $563,729         $520,138
                                                 =======          =======
Total assets                                    $663,754         $644,848
______________                                   =======          =======
(1) Includes loans held-for-sale and is before the allowance for loan losses.

Following is a summary of information related to impaired loans (in thousands):
                                                         At June 30,
                                                       2008      2007
                                                      ----------------

Impaired loans without a valuation allowance         $4,904     $ 982
Impaired loans with a valuation allowance             4,487        --

                                                     $9,391     $ 982

Valuation allowance related to impaired loans         $ 540     $  --


(4) EARNINGS PER SHARE
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options and awarded but not released MRDP shares. In accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Bank's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At June 30, 2008 and 2007, there were 405,562 and 440,830 ESOP shares, respectively, that had not been allocated.

The following table is in thousands, except for share and per share data:

                                       Three Months Ended   Nine Months Ended
                                             June 30,             June 30,
                                         2008       2007      2008       2007
                                         ---------------      ---------------
Basic EPS computation
  Numerator-net income (loss)          $ (546)   $ 2,138    $2,655     $6,009
  Denominator-weighted average
    common shares outstanding       6,446,303  6,713,777 6,467,874  6,863,253
                                    ---------  --------- ---------  ---------
Basic EPS                             $ (0.08)    $ 0.32    $ 0.41      $0.88

Diluted EPS computation
  Numerator-net income (loss)          $ (546)   $ 2,138   $ 2,655     $6,009
  Denominator-weighted average
    common shares outstanding       6,446,303  6,713,777 6,467,874  6,863,253
Effect of dilutive stock options(1)    78,515    193,827   119,246    215,232
Effect of dilutive MRDP shares             --      2,561         -      2,045
                                    ---------  --------- ---------  ---------
Weighted average common shares
  and common stock equivalents      6,524,818  6,910,165 6,587,120  7,080,530
                                    ---------  --------- ---------  ---------
Diluted EPS                           $ (0.08)    $ 0.31    $ 0.40     $ 0.85

(1) For the three months ended June 30, 2008, stock options of 49,546 were excluded from the computation ofdiluted earnings per share due to their anti-dilutive effect.

(5) STOCK BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 123(R), Share Based Payment, which requires measurement of the compensation cost for all stock-based awards based on the grant-date fair value and recognition of compensation cost over the service period of stock-based awards. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation methodology previously utilized for options in footnote disclosures required under SFAS No. 123. The Company has adopted SFAS No. 123(R) using the modified prospective method, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition, for both new and existing stock-based awards.


(6) STOCK COMPENSATION PLANS
Stock Option Plans Under the Company's stock option plans (i.e., the 1999 Stock Option Plan and the 2003 Stock Option Plan), the Company may grant options for up to a combined total of 1,622,500 shares of common stock to employees, officers and directors. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company's common stock on the date of grant. The options generally vest over a ten-year period, which may be accelerated if the Company meets certain performance criteria. Generally, options vest in 10% annual installments on each of the ten anniversaries from the date of the grant and if the Company meets three of four established performance criteria the vesting is accelerated to 20% for that year. These four performance criteria are: (i) generating a return on assets which exceeds that of the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; (ii) generating an efficiency ratio which is less than that of the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; (iii) generating a net interest margin which exceeds the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; and
(iv) increasing the Company's earnings per share over the prior fiscal year. The Company performs the accelerated vesting analysis in February of each year based on the results of the most recently completed fiscal year. At June 30, 2008, options for 279,416 shares are available for future grant under these plans.

Following is activity under the plans:
                                                    Nine Months Ended
                                                       June 30, 2008
                                                Total Options Outstanding
                                                -------------------------
                                                                    Weighted
                                                        Weighted    Average
                                                        Average     Grant Date
                                                        Exercise    Fair
                                             Shares     Price       Value
                                             ------     -----       -----
  Options outstanding, beginning of period  412,674   $  7.39       $1.87
  Exercised                                  72,728      6.12        1.66
  Forfeited                                      --        --          --
  Granted                                        --        --          --
                                            -------
  Options outstanding, end of period        339,946   $  7.67       $1.92

  Options exercisable, end of period        333,278   $  7.63       $1.91

                                                    Nine Months Ended
                                                       June 30, 2007
                                                Total Options Outstanding
                                                -------------------------
                                                                    Weighted
                                                        Weighted    Average
                                                        Average     Grant Date
                                                        Exercise    Fair
                                             Shares     Price       Value
                                             ------     -----       -----
  Options outstanding, beginning of period  524,144    $ 7.26       $1.85
  Exercised                                (110,470)     6.73        1.76
  Forfeited                                  (1,000)     7.61        1.99
  Granted                                        --        --          --
                                            -------
  Options outstanding, end of period        412,674    $ 7.39       $1.87

  Options exercisable, end of period        391,670    $ 7.30       $1.85


The aggregate intrinsic value of all options outstanding (with exercise prices below the stock's current fair market value) at June 30, 2008 was $395,000. The aggregate intrinsic value of all options (with exercise prices below the stock's current market value) that were exercisable at June 30, 2008 was $395,000. The aggregate intrinsic value of all options outstanding at June 30, 2007 was $3.43 million. The aggregate intrinsic value of all options that were exercisable at June 30, 2007 was $3.29 million.

At June 30, 2008 there were 6,668 unvested options, all of which are assumed to vest. The aggregate intrinsic value of unvested options (with exercise prices below the stock's current fair market value) was $100 on June 30, 2008.


There were 12,336 options that vested during the nine months ended June 30, 2008 with an aggregate grant date fair value of $28,000. There were 23,004 options that vested during the nine months ended June 30, 2007 with an aggregate grant date fair value of $48,000.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:
                                                Nine Months Ended
                                                     June 30,
                                                     -------
                                                 (In thousands)
                                              2008           2007
                                              ----           ----
   Proceeds from options exercised            $445          $ 744
   Related tax benefit recognized               15            463
   Intrinsic value of options exercised        451          1,231



Options outstanding at June 30, 2008 were as follows:
                      Outstanding                     Exercisable
               -----------------------------   ----------------------------
                                    Weighted                       Weighted
                      Weighted       Average          Weighted      Average
Range                  Average     Remaining            Average    Remaining
Exercise              Exercise   Contractual           Exercise   Contractual
Prices         Shares    Price   Life (Years)  Shares     Price   Life (Years)
-----------    ------  -------   -----------   ------  --------   -----------

$ 6.00-6.19   171,082   $ 6.00        0.6     171,082    $ 6.00      0.6
  6.80-7.45    56,638     7.45        2.9      56,638      7.45      2.9
  7.60-7.98     6,000     7.91        3.9       5,000      7.90      3.9
  9.53         56,680     9.52        4.7      51,012      9.52      4.7
 11.46-11.63   49,546    11.51        5.5      49,546     11.51      5.5
              -------                         -------
              339,946   $ 7.67        2.4     333,278    $ 7.63      2.4

There were no options granted during the nine months ended June 30, 2008 and June 30, 2007.

Stock Grant Plans
-----------------
The Company adopted the MRDP in 1998, which was subsequently approved by shareholders in 1999 for the benefit of employees, officers and directors of the Company. The objective of the MRDP is to retain and attract personnel of experience and ability in key positions by providing them with a proprietary interest in the Company.

The MRDP allows for the issuance to participants of up to 529,000 shares of the Company's common stock. Shares may be purchased in the open market or may be issued from authorized and unissued shares. Awards under the MRDP are made in the form of restricted shares of common stock that are subject to restrictions on the transfer of ownership. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participants is recognized over a five-year vesting period, with 20% vesting on each of the five anniversaries from the date of the grant. During the nine months ended June 30, 2008, the Company awarded 20,315 MRDP shares to officers and directors. These shares had a weighted average grant date fair value of $12.76 per share. During the nine months ended June 30, 2007 the Company awarded 15,080 shares to officers and directors. These shares had a weighted average grant date fair value of $17.44 per share.

At June 30, 2008, there were a total of 41,979 unvested MRDP shares with an aggregated grant date fair value of $667,000. There were 3,016 MRDP shares that vested during the nine months ended June 30, 2008 with an aggregated grant date fair value of $53,000. There were no MRDP shares that vested during the nine months ended June 30, 2007. At June 30, 2008, there were 71,751 shares available for future award under the MRDP.

Expenses for Stock Compensation Plans
-------------------------------------
Compensation expenses for all stock-based plans were as follows:
                                               Nine Months Ended June 30,
                                                2008               2007
                                               -------------------------
                                                     (In thousands)
                                          Stock     Stock    Stock     Stock
                                          Options   Grants   Options   Grants
                                          -------   ------   -------   ------
Compensation expense recognized in income    $  4    $  93      $ 19     $ 40
Related tax benefit recognized                  1       32         7       14


The compensation expense yet to be recognized for stock based awards that have been awarded but not vested for the years ending September 30 is as follows (in thousands):
                                         Stock          Stock         Total
                                         Options        Grants        Awards
                                         -------        ------        ------
Remainder of 2008                        $     1        $   36        $   37
2009                                           2           143           145
2010                                           1           143           144
2011                                          --           137           137
2012                                          --            84            84
2013                                          --            11            11
Total                                    $     4        $  554        $  558

(7) INCOME TAXES
In June 2006, the Financial Accounting Standards Board ("FASB") issued
Interpretation No. 48, Accounting for Uncertainty in Income Taxes   an
Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on October 1, 2007, which did not have a material impact on the Company's consolidated financial statements. As of June 30, 2008, the Company had an insignificant amount of unrecognized tax benefits.

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal examination by tax authorities for tax years before 2003. The Company's policy is to recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. The amount of interest and penalties accrued for the nine months ended June 30, 2008 was immaterial.

The components of the provision (benefit) for income taxes for the nine months ended June 30, 2008 and 2007 are as follows (in thousands):

                                             Nine Months Ended June 30,
                                                2008            2007
                                             -------------------------
Current                                    $    3,255        $ 2,984
Deferred                                       (1,037)          (178)
                                               ------         ------
     Total federal income taxes            $    2,218        $ 2,806

The components of the Company's prepaid federal income taxes and net deferred tax assets included in other assets as of June 30, 2008 and September 30, 2007 are as follows (in thousands):

                                            At June 30, At September 30,
                                                 2008           2007
                                               ------         ------
Prepaid federal income taxes                  $ 1,072        $ 1,154
Net deferred tax assets                         1,506            884
                                               ------         ------
     Total                                    $ 2,578        $ 2,038

The components of the Company's deferred tax assets and liabilities at June 30, 2008 and September 30, 2007 are as follows (in thousands):

                                           At June 30,   At September 30,
                                                 2008           2007
Deferred tax assets                              ----           ----
   Accrued interest on loans                 $     13       $      1

   Accrued vacation                               137            106
   Deferred compensation                           52             69
   Unearned ESOP shares                           448            438
   Allowance for loan losses                    2,476          1,679
   CDI                                            216            189
   Unearned MRDP shares                            47             26
   Net unrealized securities losses                --            404
   Capital loss carry-forward                     928             --
   Stock option compensation expense               21             20
                                                -----          -----
   Total deferred tax assets                    4,338          2,932

Deferred tax liabilities
   FHLB stock dividends                           906            906
   Depreciation                                   190            243
   Goodwill                                       494            396
   Certificate of deposit valuation                22             23
   Mortgage servicing rights                      447            368
   Net unrealized securities gains                 11             --
   Prepaid expenses                                91            112
                                                -----          -----
   Total deferred tax liabilities               2,161          2,048

   Valuation allowance for capital loss on
     sale of securities                          (671)            --
                                                -----          -----
   Net deferred tax assets                   $  1,506      $     884

The provision for federal income taxes for the nine months ended June 30, 2008 and 2007 differs from that computed at the statutory corporate tax rate as follows (in thousands):

                                                 Nine Months Ended June 30,
                                        2008                   2007
                                  Amount      Percent      Amount     Percent
                                  ------      -------      ------     -------
Taxes at statutory rate          $ 1,705         35.0%    $ 3,085       35.0%
Non-taxable BOLI income             (126)        (2.6)       (120)      (1.4)
Non-deductible capital loss          729         15.0          --         --
Other-net                            (90)        (1.9)       (159)      (1.8)

     Federal income taxes        $ 2,218         45.5%    $ 2,806       31.8%


(8) DIVIDEND / SUBSEQUENT EVENT
On July 8, 2008, the Company announced a quarterly cash dividend of $0.11 per common share, payable August 22, 2008, to shareholders of record as of the close of business on August 8, 2008.

On July 22, 2008, the Bank's Board of Directors approved plans to convert the Bank's loan production office located in Centralia Washington (Lewis County) into a full service branch that will be constructed in Chehalis, Washington (Lewis County). The Bank anticipates that the branch will open in early 2009.

(9) RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adoption of SFAS 157 on the Company's consolidated financial statements.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three and nine months ended June 30, 2008. This analysis as well as other sections of this report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward looking statements may describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could cause actual results to differ materially, include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs; changes in the general economic conditions, either nationally or in our market areas; changes in the level of general interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of the Company by the Federal Reserve and of the Bank by the Federal Deposit Insurance Corporation, the Washington Department of Financial Institutions or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses or to write-down assets; our ability to control operating costs and expenses; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial service companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended September 30, 2007. The Company undertakes no responsibility to update or revise any forward-looking statements.

Overview

Timberland Bancorp, Inc., a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank, SSB upon the Bank's conversion from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank ("Conversion"). The Conversion was completed on January 12, 1998 through the sale and issuance of 13,225,000 shares of common stock by the Company. At June 30, 2008, the Company had total assets of $663.75 million and total shareholders' equity of $74.78 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank.

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

The Bank is a community-oriented bank which offers a variety of deposit and loan products to its customers. The Bank operates 21 branches (including its main office in Hoquiam) and a loan production office (which is in the process of being converted to a full service branch) in the following market areas:

 *   Grays Harbor County
 *   Thurston County
 *   Pierce County
 *   King County
 *   Kitsap County
 *   Lewis County

Historically, the principal lending activity of the Bank has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences and loans for the construction of one- to four-family residences. The Bank does not participate in the subprime mortgage market. Since 2001, the Bank has expanded its business banking capabilities and has emphasized the origination of commercial real estate and commercial and industrial loans.

In recent years, national real estate and home values have increased substantially, as a result of the generally strong national economy, speculative investing, and aggressive lending practices that provided loans to marginal borrowers (generally termed as "subprime" loans). The strong economy also resulted in significant increases in residential and commercial real estate values and commercial and residential construction. The national and the Pacific Northwest residential lending market has experienced a noted slowdown in recent months, as loan delinquencies and foreclosure rates have increased. Nationally, foreclosures and delinquencies are also being driven by investor speculation in the states of Arizona, California, Florida and Nevada, while job losses and depressed economic conditions in Indiana, Michigan and Ohio have resulted in the highest level of seriously delinquent loans. Louisiana and Mississippi also have high residential loan delinquencies as a result of Katrina-related economic factors.

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

While the Company believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to significantly increase or decrease its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed elsewhere in this document. Although management believes the levels of the allowance as of both June 30, 2008 and September 30, 2007 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company's financial condition and results of operations.

Mortgage Servicing Rights. Mortgage servicing rights ("MSRs") are capitalized when acquired through the origination of loans that are subsequently sold with servicing rights retained and are amortized to servicing income on loans sold in proportion to and over the period of estimated net servicing income. The value of MSRs at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans. The estimated fair value is periodically evaluated for impairment by comparing actual cash flows and estimated cash flows from the servicing assets to those estimated at the time servicing assets were originated. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSRs portfolio. The Company's methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions. For example, the determination of fair value uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on the fair value. Thus, any measurement of MSRs' fair value is limited by the conditions existing and assumptions as of the date made. Those assumptions may not be appropriate if they are applied at different times.

Comparison of Financial Condition at June 30, 2008 and September 30, 2007

The Company's total assets increased by $18.91 million, or 2.9%, to $663.75 million at June 30, 2008 from $644.85 million at September 30, 2007, primarily attributable to a $41.31 million, or 8.0%, increase in net loans receivable and a $6.87 million, or 41.2% increase in cash equivalents. These increases were partially offset by a $30.46 million, or 47.6% decrease in investment and mortgage-backed securities.

Total deposits increased by $13.20 million, or 2.8%, to $479.93 million at June 30, 2008 from $466.74 million at September 30, 2007, primarily attributable to an increase in N.O.W. checking account balances, certificate of deposit account balances, and savings account balances. These increases were partially offset by a decrease in non-interest bearing account balances.

Shareholders' equity increased by $228,000, or 0.3%, to $74.78 million at June 30, 2008 from $74.55 million at September 30, 2007. The increase in shareholders' equity was primarily a result of retained net income, an increase in the accumulated other comprehensive income category and stock option exercises. These increases were partially offset by share repurchases and cash dividends.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash Equivalents: Cash equivalents increased by $6.87 million, or 41.2%, to $23.54 million at June 30, 2008 from $16.67 million at September 30, 2007. The increase was primarily a result of increases in non-interest bearings balances, federal funds sold and interest bearing deposits in banks.

Investment Securities and Mortgage-backed Securities: Investment and mortgage-backed securities decreased by $30.46 million, or 47.6%, to $33.51 million at June 30, 2008 from $63.97 million at September 30, 2007, as a result of the maturity or call of U.S. agency securities, regular amortization and prepayments on mortgage-backed securities, and the redemption of mutual funds. At June 30, 2008, the Company's securities' portfolio was comprised of mortgage-backed securities of $32.55 million (of which $14.66 million were classified as held to maturity), mutual funds of $934,000 and U.S. agency securities of $28,000.

During the quarter ended June 30, 2008, the Company redeemed its investment in the AMF family of mutual funds and recognized a $2.82 million non-recurring loss on the redemption. The net asset value of the mutual funds had declined primarily as a result of the uncertainty in spreads in the bond market for mortgage-related securities and downgrades to a small percentage of the underlying securities. The Company redeemed $29.12 million in mutual funds and received $22.19 million in underlying mortgage-backed securities and $6.93 million in cash. For additional information, see Note 2 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Loans: Net loans receivable increased by $41.31 million, or 8.0%, to $556.65 million at June 30, 2008 from $515.34 million at September 30, 2007. The increase in the portfolio was primarily a result of a $24.11 million increase in construction loans (net of undisbursed portion of construction loans in process), a $12.92 million increase in commercial real estate loans, a $5.14 million increase in commercial business loans, a $3.36 million increase in one- to four-family loans, and a $2.31 million increase in multi-family loans. The increase in construction loans has been primarily centered in commercial real estate, which increased $16.33 million and land development loans, which increased $8.48 million. Construction loans on a speculative
basis decreased $6.03 million during the nine months ended June 30, 2008.   A
$4.22 million decrease in land loans also partially offset the increases.

Loan originations decreased to $204.60 million for the nine months ended June 30, 2008 compared to $233.37 million for the nine months ended June 30, 2007. The reduction in loan volume was primarily attributable to a slowdown in the Pacific Northwest economy. The Bank also continued to sell longer-term fixed rate loans for asset liability management purposes. The Bank sold fixed rate one- to four-family mortgage loans totaling $35.31 million for the nine months ended June 30, 2008 compared to$21.64 million for the nine months ended June 30, 2007.

For additional information, see Note 3 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Premises and Equipment: Premises and equipment decreased to $16.29 million at June 30, 2008 from $16.58 million at September 30, 2007, primarily as a result of depreciation recorded on depreciable assets.

Goodwill and Core Deposit Intangible: The value of goodwill remained unchanged at $5.65 million at June 30, 2008 from September 30, 2007. The amortized value of core deposit intangible decreased to $1.03 million at June 30, 2008 from $1.22 million at September 30, 2007. The decrease is attributable to scheduled amortization of the core deposit intangible.

Deposits: Deposits increased by $13.20 million, or 2.8%, to $479.93 million at June 30, 2008 from $466.74 million at September 30, 2007. The increase was primarily a result of a $10.10 million increase in N.O.W. checking account balances, a $3.29 million increase in non-brokered certificate of deposit account balances, a $2.19 million increase in savings account balances and a $1.86 million increase in brokered certificate of deposit account balances. These increases were partially offset by a $4.26 million decrease in non-interest bearing account balances. For additional information, see the section entitled "Deposit Breakdown" included herein.

FHLB Advances and Other Borrowings: FHLB advances and other borrowings increased by $5.36 million to $105.65 million at June 30, 2008 from $100.29 million at September 30, 2007 as the Bank used additional advances to fund loan portfolio growth. For additional information, see "FHLB Advance Maturity Schedule" included herein.

Shareholders' Equity: Total shareholders' equity increased by $228,000 to $74.78 million at June 30, 2008 from $74.55 million at September 30, 2007, primarily as a result of net income of $2.65 million, an increase in the accumulated other comprehensive income equity category of $804,000, proceeds from stock option exercises of $460,000, and increases to additional paid in capital of $244,000 and unearned ESOP shares of $198,000 due to vesting associated with the Company's benefit plans. The increase from these items was partially offset by share repurchases of $1.92 million and cash dividends to shareholders of $2.21 million.

During the nine months ended June 30, 2008 the Company repurchased 144,950 shares of its common stock for $1.92 million, an average price of $13.26 per share. No shares were, however, repurchased during the quarter ended June 30, 2008. Cumulatively, the Company has repurchased 7,783,934 shares (58.9%) of the 13,225,000 shares that were issued in its 1998 initial public offering, at an average price of $8.98 per share. For additional information, see Item 2 of Part II of this Form 10-Q.

Non-performing Assets: Non-performing assets to total assets increased to 1.55% at June 30, 2008 from 0.23% at September 30, 2007, as non-performing loans ("NPLs") increased to $9.39 million at June 30, 2008 from $1.49 million at September 30, 2007 and OREO increased to $879,000.

Total NPLs of $9.39 million at June 30, 2008 were comprised of 31 loans including 16 single family speculative home loans (eleven located in Pierce County and five located in Thurston County) totaling $5.6 million, a $1.81 million participation interest in a land development loan located in Clark County, eight land loans totaling $933,000, one commercial real estate loan (located in Kitsap County) for $717,000, three home equity loans totaling $233,000, one single family home loan for $101,000 and one commercial business loan for $14,000. These non-performing loans represent 13 credit relationships. The Company had net charge-offs totaling $121,000 during the nine months ended June 30, 2008, and the reserve for principal impairments on non-accrual loans was increased by $465,000 to $540,000 during this period. Impairments may result in actual charge-offs in the future.

OREO increased to $879,000 at June 30, 2008 and consisted of one single-family residence in Pierce County.

For additional information, see Note 3 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Deposit Breakdown
-----------------

The following table sets forth the composition of the Company's deposit balances.

                                    At June 30, 2008    At September 30, 2007
                                    ----------------    ---------------------
                                                 (In thousands)

Non-interest bearing                    $ 50,701                 $ 54,962
N.O.W. checking                           90,476                   80,372
Savings                                   58,604                   56,412
Money market accounts                     48,082                   48,068
Certificates of deposit under $100       128,791                  135,528
Certificates of deposit $100 and over     77,343                   67,316
Certificates of deposit - brokered        25,937                   24,077
                                         -------                  -------
               Total deposits           $479,934                 $466,735
                                         =======                  =======

FHLB Advance Maturity Schedule
------------------------------
The Bank has short- and long-term borrowing lines with the FHLB of Seattle with total credit on the lines equal to 30% of the Bank's total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. FHLB advances consisted of the following:

                             At June 30,           At September 30,
                                2008                    2007
                         Amount      Percent      Amount      Percent
                         ------      -------      ------      -------
                                    (Dollars in thousands)
Short-term             $     --         0.0%     $30,000        30.1%
Long-term               104,645       100.0       69,697        69.9
                        -------       -----       ------       -----
Total FHLB advances    $104,645       100.0%     $99,697       100.0%
                        =======       =====       ======       =====

The Bank's FHLB borrowings mature at various dates through September 2017 and
bear interest at rates ranging from 3.49% to 5.54%.   The weighted average
interest rate on FHLB borrowings at June 30, 2008 was 4.22%. Principal reduction amounts due for future years ending September 30 are as follows (in thousands):

Remainder of 2008    $      18
2009                     4,627
2010                    20,000
2011                    20,000
2012                    10,000
Thereafter              50,000
                       -------
Total                $ 104,645
                       =======

A portion of these advances have a putable feature and may be called by the FHLB earlier than the above schedule indicates.


Comparison of Operating Results for the Three and Nine Months Ended June 30, 2008 and 2007

The Company reported a net loss of $(546,000) for the quarter ended June 30, 2008 compared to net income of $2.14 million for the quarter ended June 30, 2007. The loss was the result of a non-recurring impairment charge of $2.82 million ($2.59 million net of income tax) resulting from the redemption of the Company's investment in the AMF family of mutual funds. Diluted earnings per share decreased to a loss of $(0.08) for the quarter ended June 30, 2008 from earnings of $0.31 for the quarter ended June 30, 2007. The non-recurring impairment charge reduced diluted earnings per share by $0.39 for the quarter ended June 30, 2008.

The Company's net income decreased by $3.35 million, or 55.8%, to $2.66 million for the nine months ended June 30, 2008 from $6.01 million for the nine months ended June 30, 2007. Diluted earnings per share decreased 52.9% to $0.40 for the nine months ended June 30, 2008 from $0.85 for the nine months ended June 30, 2007.

The decreases in diluted earnings per share were primarily a result of a non-recurring impairment charge on the redemption of the Company's investment in the AMF family of mutual funds and increases in the provision for loan losses during the three and nine months ended June 30, 2008. The increased provisions were primarily a result of an increase in the level of non-performing loans, the reclassification of certain loans, continued loan portfolio growth, and a weakening in the housing market in certain market areas.

A more detailed explanation of the income statement categories is presented below.

Net Income: Earnings for the quarter ended June 30, 2008 decreased by $2.68 million to a loss of $(546,000) from $2.14 million for the quarter ended June 30, 2007. Earnings per diluted share for the quarter ended June 30, 2008 decreased to a loss of $(0.08) from $0.31 for the quarter ended June 30, 2007. The $0.39 decrease in diluted earnings per share for the quarter ended June 30, 2008 was primarily a result of a $2.82 million ($2.59 million net of income tax - $0.39 per diluted share) loss on the redemption of mutual funds, a $240,000 ($159,000 net of income tax - $0.02 per diluted share) increase in the provision for loan losses, a $158,000 ($104,000 net of income tax - $0.02 per diluted share) decrease in net interest income, and a $158,000 ($104,000 net of income tax - $0.02 per diluted share) increase in non-interest expense. These decreases to earnings per share were partially offset by a $428,000 ($282,000 net of income tax - $0.04 per diluted share) increase in non-interest income exclusive of the $2.82 million non-recurring impairment charge on the mutual fund redemption, and a decrease in the number of weighted average shares outstanding ($0.02 per diluted share) primarily as a result of share repurchases.

Net income for the nine months ended June 30, 2008 decreased by $3.35 million, or 55.8%, to $2.66 million from $6.01 million for the nine months ended June 30, 2007. Earnings per diluted share for the nine months ended June 30, 2008 decreased to $0.40 from $0.85 for the nine months ended June 30, 2007. The $0.45 decrease in diluted earnings per share for the nine months ended June 30, 2008 was primarily a result of a $2.82 million ($2.59 million net of income tax - $0.38 per diluted share) loss on the redemption of mutual funds, a $1.98 million ($1.31 million net of income tax - $0.18 per diluted share) increase in the provision for loan losses and a $380,000 ($251,000 net of income tax - $0.03 per diluted share) increase in non-interest expense. These decreases to earnings per share were partially offset by a $668,000 ($441,000 net of income tax - $0.06 per diluted share) increase in net interest income, a $576,000 ($380,000 net of income tax - $0.05 per diluted share) increase in non-interest income exclusive of the $2.82 million non-recurring impairment charge on the mutual fund redemption, and a decrease in the number of weighted average shares outstanding ($0.03 per diluted share) primarily as a result of share repurchases.

Net Interest Income:   Net interest income decreased by $158,000, or 2.4%, to
$6.50 million for the quarter ended June 30, 2008 from $6.66 million for the quarter ended June 30, 2007. The decrease in net interest income was primarily attributable to interest rate decreases, which compressed margins, and the reversal of interest on loans placed on non-accrual status. These decreases were, however, partially offset by a larger interest earning asset base. Total interest and dividend income decreased by $446,000, or 4.1%, to $10.37 million for the quarter ended June 30, 2008 from $10.81 million for the quarter ended June 30, 2007 as the yield on interest earning assets decreased to 6.75% from 7.58%. Total average interest earning assets increased by $43.78 million to $614.38 million for the quarter ended June 30, 2008 from $570.60 million for quarter ended June 30, 2007. Total interest expense decreased by $288,000, or 6.9%, to $3.87 million for the quarter ended June 30, 2008 from $4.16 million for the quarter ended June 30, 2007 as the average rate paid on interest bearing liabilities decreased to 2.96% for the quarter ended June 30, 2008 from 3.42% for the quarter ended June 30, 2007. Total average interest bearing liabilities increased by $39.32 million to $526.40 million for the quarter ended June 30, 2008 from $487.08 million for the
quarter ended June 30, 2007.   The net interest margin decreased to 4.23% for
the quarter ended June 30, 2008 from 4.67% for the quarter ended June 30, 2007. The margin compression was primarily attributable to significant interest rate decreases by the Federal Reserve which reduced the yield on interest earning assets at a faster pace than the Bank was able to reduce its funding costs. The reversal of interest income on loans placed on non-accrual status also contributed to the margin compression and reduced the net interest margin by approximately eight basis points during the quarter ended June 30, 2008. For additional information, see the section below entitled "Rate Volume Analysis."

Net interest income increased by $668,000, or 3.4%, to $20.09 million for the nine months ended June 30, 2008 from $19.42 million for the nine months ended June 30, 2007. The increase in net interest income was primarily attributable to a larger interest earning asset base, which was partially offset by margin compression. Total interest and dividend income increased by $2.02 million, or 6.6%, to $32.77 million for the nine months ended June 30, 2008 from $30.75 million for the nine months ended June 30, 2007 as average total interest earning assets increased by $57.01 million. The yield on interest earning assets decreased to 7.21% for the nine months ended June 30, 2008 from 7.47% for the nine months ended June 30, 2007. Total interest expense increased by $1.36 million, or 12.0%, to $12.68 million for the nine months ended June 30, 2008 from $11.33 million for the nine months ended June 30, 2007 as average total interest bearing liabilities increased by $58.61 million. The average rate paid on interest bearing liabilities decreased to 3.24% for the nine months ended June 30, 2008 from 3.26% for the nine months ended June 30, 2007. The net interest margin decreased to 4.42% for the nine months ended June 30, 2008 from 4.72% for the nine months ended June 30, 2007. The margin compression was primarily attributable to significant interest rate cuts by the Federal Reserve which reduced the yield on interest earnings assets at a greater level than the Bank was able to reduce its funding costs. The reversal of interest income on loans placed on non-accrual status also contributed to the margin compression and reduced the net interest margin by approximately eleven basis points during the nine months ended June 30, 2008. For additional information, see the section below entitled "Rate Volume Analysis."

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
                              Three months ended        Nine months ended
                                June 30, 2008            June 30, 2008
                           compared to three months   compared to nine months
                             ended June 30, 2007        ended June 30, 2007
                             increase (decrease)        increase (decrease)
                                   due to                     due to
                                   ------                     ------
                                              Net                      Net
                              Rate   Volume  Change    Rate   Volume  Change
                              ----   ------  ------    ----   ------  ------
                                            (In thousands)
Interest-earning assets:
Loans receivable(1)        ($1,407)  $1,252    $155)  ($105)  $3,001  $2,896

Investments and
  mortgage-backed
  securities                   220     (335)   (115)    (30)    (530)   (560)
FHLB stock and
  equity securities           (131)     (23)   (154)   (151)     (18)   (169)
Federal funds sold             (39)      17     (22)    (73)     (31)   (104)
Interest-bearing deposits       (7)       7      --     (22)     (17)    (39)
Total net increase (decrease)
  in income on interest-
  earning assets            (1,364)     918    (446)   (381)   2,405   2,024

Interest-bearing
  liabilities:
  Savings accounts              --       (5)     (5)     (3)     (23)    (26)
  NOW accounts                  22       15      37      67       12      79
  Money market Accounts        (92)       6     (86)     (3)      27      24
  Certificate accounts        (334)     225    (109)     17      946     963
  Short-term borrowings       (252)    (351)   (603)   (243)    (486)   (729)
  Long-term borrowings         (82)     560     478      --    1,045   1,045

Total net increase (decrease)
  in expense on interest
  bearing liabilities         (738)     450    (288)   (165)   1,521   1,356

Net increase (decrease) in
  net interest income        ($626)  $  468   ($158)  ($216)  $  884  $  668


(1) Excludes interest on loans 90 days or more past due. Includes loans originated for sale.

Provision for Loan Losses: Provisions for loan losses of $500,000 and $2.40 million were made during the three and nine months ended June 30, 2008 compared to provisions of $260,000 and $416,000 made during the three and nine months ended June 30, 2007. The increased provisions were made primarily as a result of an increase in non-performing loans, an increase in the level of performing loans classified as substandard to $12.70 million at June
30, 2008 compared to $7.32 million at September 30, 2007 under the Bank's loan grading system, loan portfolio growth, and uncertainties in the housing market in certain market areas of the Pacific Northwest.

The Bank has established a comprehensive methodology for determining the provision for loan losses. On a quarterly basis the Bank performs an analysis that considers pertinent factors underlying the quality of the loan portfolio. The factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of loans on non-accrual status, and other factors to determine an appropriate level of allowance for loan losses. Management's analysis, however, for the nine months ended June 30, 2008, placed greater emphasis on the Bank's construction and land development loan portfolio and the effect of various factors such as geographic and loan type concentrations. The Bank also reviewed the national trend of declining home sales with potential housing market value depreciation. Based on its comprehensive analysis, management deemed the allowance for loan losses of $7.08 million at June 30, 2008 (1.26% of loans receivable and 75% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. Loans placed on non-accrual status are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. The aggregate impairment amount determined at June 30, 2008 was $540,000. The allowance for loan losses was $4.53 million (0.90% of loans receivable and 461% of non-performing loans) at June 30, 2007. The Company had net charge-offs of $121,000 during the three and nine months ended June 30, 2008 and net charge-offs of $3,000 and $9,000 for the three and nine months ended June 30, 2007, respectively.

Non-performing loans increased by $7.90 million to $9.39 million during the nine months ended June 30, 2008 primarily as a result of five speculative construction builders becoming delinquent on their loans (which totaled
$5.58 million) from the Bank and a one-eighth participation interest of $1.81 million in a residential land development loan being placed on non-accrual status.

Management also downgraded additional loans to its substandard loan grade classifications during the nine months ended June 30, 2008. Under the Bank's Classification of Assets Policy, substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Under the Bank's comprehensive allowance for loan loss methodology loans classified as substandard are assumed to have more risk and therefore have higher loss factors associated with them. A majority of the loans downgraded during the nine months ended June 30, 2008 were to borrowers involved in construction and land development activities. As a result of a slowdown in the sales of one- to four-family homes and other uncertain economic conditions, management believes that certain speculative construction and land development loans have assumed a higher risk profile and were therefore downgraded during the period.

Management believes that the allowance for loan losses as of June 30, 2008 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company's financial condition and results of operations. In addition, the determination of the amount of the Bank's allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination. For additional information, see Note 3 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Non-interest Income: Total non-interest income decreased by $2.39 million to a loss of $(893,000) for the quarter ended June 30, 2008 from income of $1.50 million for the quarter ended June 30, 2007, primarily as a result of a $2.82 million non-recurring loss on the redemption of investments in the AMF family of mutual funds. Non-interest income, excluding the non-recurring mutual fund redemption loss increased by $428,000, or 28.5%, to $1.93 million for the quarter ended June 30, 2008 from $1.50 million for the quarter ended June 30, 2007. This increase was primarily a result of increased service charges on deposits and increased income from loan sales (gain on sale of loans and servicing income on loans sold). The increase in service charges on deposits was primarily a result of implementing a new automated overdraft decisioning system during the quarter and increasing the fee charged for overdrafts. The increased income from loan sales was primarily a result of an increase in the dollar value of residential mortgage loans sold in the secondary market during the quarter. The sale of fixed rate one-to four-family mortgage loans totaled $16.02 million for the quarter ended June 30, 2008 compared to $7.76 million for the quarter ended June 30, 2007. The increase in loan sales was primarily attributable to lower interest rates for 30-year fixed rates loans which increased refinancing activity.

Total non-interest income decreased by $2.25 million, or 51.0%, to $2.16 million for the nine months ended June 30, 2008 from $4.41 million for the nine months ended June 30, 2007, primarily as a result of a $2.82 million non-recurring loss on the redemption of investments in the AMF family of mutual
funds.   Non-interest income, excluding the non-recurring mutual fund redemption loss increased by $576,000, or 13.1% to $4.98 million for the nine months ended June 30, 2008 from $4.41 million for the nine months ended June 30, 2007. This increase was primarily a result of increased income from loan sales (gain on sale of loans and servicing income on loans sold), increased service charges on deposits and increased ATM transaction fees. The increase in income from loan sales was primarily a result of an increase in the dollar value of residential mortgage loans sold in the secondary market during the quarter. The sale of fixed rate one-to four-family mortgage loans totaled $35.31 million for the nine months ended June 30, 2008 compared to $21.64 million for the nine months ended June 30, 2007. The increase in loan sales was primarily attributable to lower interest rates for 30-year fixed rate loans which increased refinancing activity. The increase in service charges on deposits was primarily a result of implementing a new automated overdraft decisioning system and increasing the fee charged for overdrafts. The increase in ATM transaction fees was a result of increased ATM usage.

Non-interest Expense: Total non-interest expense increased by $158,000, or 3.3%, to $4.92 million for the quarter ended June 30, 2008 from $4.76 million for the quarter ended June 30, 2007. The increase was primarily attributable to a $60,000 increase in salaries and employee benefits expense, a $49,000 increase in deposit related expenses, and a $38,000 increase in advertising expense. The increased salary and benefit expense was primarily attributable to annual salary adjustments (effective October 1, 2007). The increased deposit related expenses were primarily attributable to expenses associated with several new deposit related programs. The increased advertising expense was primarily attributable to marketing efforts associated with deposit gathering initiatives. Partially offsetting these increased expenses was a $38,000 decrease in premises and equipment. The decrease in premises and equipment expense was primarily attributable to the sale of a building that previously served as a branch facility. The gain on the sale of the building resulted in a $123,000 decrease to premises and equipment expenses during the quarter ended June 30, 2008.

Total non-interest expense increased by $380,000, or 2.6%, to $14.98 million for the nine months ended June 30, 2008 from $14.60 million for the nine months ended June 30, 2008. The increase was primarily attributable to a $415,000 increase in salaries and employee benefits expense and smaller increases in advertising expense and ATM expense. The increased salary and benefit expense was primarily attributable to annual salary adjustments (effective October 1, 2007) and the addition of several employees. The increased expenses were partially offset by a $193,000 decrease in premises and equipment expense. The decrease in premises and equipment expense was primarily attributable to an insurance settlement for damage to the Bank's previous data center facility that reduced expenses $171,000 and a gain on the sale of a building that reduced expenses by $123,000. Provision for Income
Taxes: The provision for income taxes decreased to $734,000 for the quarter ended June 30, 2008 from $1.00 million for the quarter ended June 30, 2007 primarily as a result of lower income before taxes. The provision for income taxes was also impacted by the $2.82 million loss on the redemption of mutual funds. The redemption of the mutual funds resulted in a capital loss which can only be deducted for tax purposes to the extent that capital gains are realized within a three year carry back period and a five year carry forward period. The Company has estimated that it will have $679,000 in capital gains during the allowable tax periods to offset the capital loss. Therefore $2.14 million of the $2.82 million loss has been treated as non-deductible for tax purposes. The Company's effective tax rate exclusive of the mutual fund redemption loss (and associated tax impact) was 32.06% for the quarter ended June 30, 2008 and 31.87% for the quarter ended June 30, 2007.

The provision for income taxes decreased to $2.22 million for the nine months ended June 30, 2008 from $2.81 million for the nine months ended June 30, 2007 primarily as a result of lower income before taxes.

The Company's effective tax rate exclusive of the mutual fund redemption loss (and associated tax impact) was 31.83% for the nine months ended June 30, 2008 and 31.83% for the nine months ended June 30, 2007.

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

An analysis of liquidity should include a review of the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2008. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchases of securities, and the net change in loans. Financing activities present the cash flows associated with the Company's deposit accounts, other borrowings and stock related transactions.

The Company's total cash equivalents increased by 41.2% to $23.54 million at June 30, 2008 from $16.67 million at September 30, 2007. The increase in liquid assets was primarily reflected in an increase in federal funds sold, interest bearing deposits in banks and non-interest bearing cash equivalents.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2008, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 6.36%. The Bank maintained an uncommitted credit facility with the FHLB of Seattle that provided for immediately available advances up to an aggregate amount equal to 30% of total assets, limited by available collateral, under which $104.65 million was outstanding and $78.31 million was available for additional borrowings at June 30, 2008. The Bank also has a $10.00 million overnight credit line with Pacific Coast Banker's Bank ("PCBB"). At June 30, 2008, the Bank did not have any outstanding advances on this credit line.

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

The Bank's primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction and land development loans, land loans, consumer loans, and commercial business loans. At June 30, 2008, the Bank had loan commitments totaling $46.61 million and undisbursed loans in process totaling $57.34 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2008 totaled $186.71 million. Historically, the Bank has been able to retain a significant amount of its non-brokered certificates of deposit as they mature. At June 30, 2008, the Bank had $25.94 million in brokered certificate of deposit accounts, all of which are scheduled to mature in less than one year. As these brokered certificate of deposit accounts approach maturity, the Bank will evaluate its liquidity needs and the cost of other alternative funding sources before determining if additional brokered deposits will be acquired to replace the maturing brokered deposits.

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At June 30, 2008, the Bank was in compliance with all applicable capital requirements. For additional details see the section below entitled "Regulatory Capital."

Regulatory Capital
------------------
The following table compares the Company's and the Bank's actual capital amounts at June 30, 2008 to its minimum regulatory capital requirements at that date (dollars in thousands):

                                                             To Be Well
                                                             Capitalized
                                                             Under Prompt
                                            Capital Adequacy Corrective Action
                             Actual           Purposes         Provisions
                             Amount  Ratio    Amount  Ratio    Amount  Ratio

Tier 1 capital
 (to average assets):
 Consolidated               $68,005  10.41%  $26,133   4.00%      N/A    N/A
 Timberland Bank             60,205   9.23    26,078   4.00   $32,598   5.00%

Tier 1 capital
 (to risk-weighted assets):
 Consolidated                68,005  12.08    22,511   4.00       N/A    N/A
 Timberland Bank             60,205  10.71    22,480   4.00    33,719   6.00

Total capital
 (to risk-weighted assets):
 Consolidated                75,040  13.33    45,023   8.00       N/A    N/A
 Timberland Bank             67,240  11.96    44,959   8.00    56,199  10.00

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                      KEY FINANCIAL RATIOS AND DATA
              (Dollars in thousands, except per share data)

                                      Three Months Ended   Nine Months Ended
                                            June 30,            June 30,
                                       2008        2007     2008        2007
                                       ----------------     ----------------
PERFORMANCE RATIOS:
Return (loss) on average assets (1)   (0.33)%      1.38%    0.54%       1.34%
Return (loss) on average equity (1)   (2.91)%     11.24%    4.73%      10.36%
Net interest margin (1)                4.23%       4.67%    4.42%       4.72%
Efficiency ratio                      87.73%      58.35%   67.31%      61.26%



                                                  At             At
                                             June 30,  September 30,
                                                2008           2007
                                             ----------------------
ASSET QUALITY RATIOS:
Non-performing loans                         $ 9,391        $ 1,490
OREO and other repossessed assets                879             --
Total non-performing assets                  $10,270        $ 1,490
Non-performing assets to total assets           1.55%          0.23%
Allowance for loan losses to
   non-performing loans                           75%           322%
Restructured loans                           $    --             --

Book value per share (2)                     $ 10.83        $ 10.72
Book value per share (3)                     $ 11.46        $ 11.39
Tangible book value per share (2) (4)        $  9.87        $  9.73
Tangible book value per share (3) (4)        $ 10.44        $ 10.34

----------------
(1)  Annualized
(2)  Calculation includes ESOP shares not committed to be released
(3)  Calculation excludes ESOP shares not committed to be released
(4) Calculation subtracts goodwill and core deposit intangible from the equity component





                                     Three Months Ended     Nine Months Ended
                                           June 30,              June 30,
                                      2008        2007      2008        2007
                                      ----------------      ----------------
AVERAGE BALANCE SHEET:
Average total loans              $ 560,515   $ 494,137 $ 548,346   $ 466,200
Average total interest earning
  assets                           614,383     570,597   605,949     548,942
Average total assets               659,998     619,120   652,804     598,688
Average total interest bearing
  deposits                         415,495     388,610   412,904     381,946
Average FHLB advances & other
  borrowings                       110,903      98,467   109,794      82,139
Average shareholders' equity        74,956      76,087    74,901      77,364

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There were no material changes in information concerning market risk from the information provided in the Company's Form 10-K for the fiscal year ended September 30, 2007.


Item 4.  Controls and Procedures
--------------------------------
(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange
     Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and
     (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange
     Act) that occurred during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all errors and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings
----------------------------
Neither the Company nor the Bank is a party to any material legal proceedings at this time. Further, neither the Company nor the Bank is aware of the threat of any such proceedings. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 1A.   Risk Factors
Listed below are updates to the market risk information provided in the Company's Annual Report of Form 10-K for the fiscal year ended September 30, 2007 ("2007 Form 10-K"). These updates should be read in conjunction with the 2007 Form 10-K.


Our business is subject to general economic risks that could adversely impact our results of operations and financial condition.

 * Change in economic conditions, particularly a further economic slowdown in western Washington could hurt our business.
Our business is directly affected by market conditions, trends in the industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. In 2007, the housing and real estate sectors experienced an economic slowdown that has continued into 2008. Further deterioration in economic conditions, in particular within our primary market areas could result in the following consequences, among others, any of which could hurt our business materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decline; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing a customer's borrowing power and reducing the value of assets and collateral securing our loans.

 * Downturns in the real estate markets in our primary market areas could hurt our business.
Our business activities and credit exposure are primarily concentrated in western Washington. While we do not have any sub-prime loans, our construction and land development loan portfolios, our land loan portfolio, our commercial and multi-family loan portfolios and certain of our other loans have been affected by the downturn in the residential real estate market. We anticipate that further declines in the real estate markets in our primary market areas would hurt our business. If real estate values continue to decline the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans. The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

 * We may suffer losses in our loan portfolio despite our underwriting practices.
We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses.


Recent negative developments in the financial industry and credit markets may continue to adversely impact our financial condition and results of operations.

Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with substantially increased oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued in 2008. Many lending institutions, including us, have experienced substantial declines in the performance of their loans, including construction and land development loans and land loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the value of real estate collateral supporting many construction and land development loans, land loans, commercial loans, multi-family loans, and home mortgages have declined and may continue to decline. Bank and holding company stock prices have been negatively affected, as has the ability of banks and holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material effect on our financial condition and results of operations. In addition, as a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders. Negative developments in the financial industry and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate or sell loans, and adversely impact our results of operations and financial condition.

We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

For the nine months ended June 30, 2008 we recorded a provision for loan losses of $2.40 million compared to $416,000 for the nine months ended June 30, 2007, which reduced our net income for the nine months ended June 30, 2008. We also recorded net loan charge-offs of $121,000 for the nine months ended June 30, 2008 compared to $9,000 for the nine months ended June 30, 2007. We are experiencing increases in non-performing loans and credit losses. Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of western Washington. In addition, slowing sales have been a contributing factor to the increase in non-performing loans as well as the increase in delinquencies. At June 30, 2008 our total non-performing loans had increased to $9.39 million compared to $982,000 at June 30, 2007. While construction and land development loans represented 32.4% of our total loan portfolio at June 30, 2008 they represented 78.7% of our non-performing loans at that date. If current trends in the housing and real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses. Moreover, if a recession occurs, we expect that it would negatively impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses. An increase in our credit losses or our provision for loan losses would adversely affect our financial condition and results of operations.

Our loan portfolio is concentrated in loans with a higher risk of loss.

We originate construction and land development loans, land loans, commercial and multi-family mortgage loans, commercial business loans, consumer loans, and residential mortgage loans primarily within our market areas. Generally, these types of loans, other than the residential mortgage loans, have a higher risk of loss than the residential mortgage loans. We had approximately $518.13 million (including $57.34 million in undisbursed construction loans in process) outstanding in these types of higher risk loans at June 30, 2008. These loans have greater credit risk than residential real estate loans for a number of reasons, including those described below:

Construction and Land Development Loans. This type of lending contains the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment.
In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences. Loans on land under development or held for future construction also poses additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand conditions. As a result, this type of lending often involves the disbursement of substantial funds with repayment on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor themselves to repay principal and interest. At June 30, 2008, we had $202.03 million (including $57.34 million of undisbursed loans in process) or 32.4% of total loans in construction and land development loans.

Land Loans. These loans are secured by undeveloped land or improved lots and involve a greater risks than residential mortgage loans because these loans are more difficult to evaluate. If the estimate of property value proves to be inaccurate, in the event of default or foreclosure the Bank may be confronted with a property the value of which is insufficient to assure full repayment. Land loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate.

Commercial and Multi-family Mortgage Loans. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. Commercial and multi-family mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. At June 30, 2008, we had $178.25 million or 28.6% of total loans in commercial and multi-family mortgage loans.

Commercial Business Loans. Commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Most often, this collateral is accounts receivable, inventory, equipment or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At June 30, 2008, we had $23.3 million or 3.7% of total loans in commercial business loans.

Consumer Loans. Consumer loans include home equity lines of credit, second mortgage loans, automobile loans, boat loans, recreational vehicle loans and unsecured loans. The collateral securing consumer loans may not provide an adequate source of repayment of the loan due to, declining real estate values, depreciation, damage, or loss. In addition, consumer loan collections are generally dependent on the borrower's financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. At June 30, 2008, we had $58.06 million or 9.3% of total loans in consumer loans.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

If external funds were not available, this could adversely impact our growth and prospects.

We rely on deposits and advances from the FHLB of Seattle and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB of Seattle or market conditions were to change. Although we consider such sources of funds adequate for liquidity needs, there can be no assurance in this regard and we may be compelled to elect or seek additional sources of financing in the future. Likewise, we may seek additional debt in the future to achieve our long-term business objectives, in connection with future acquisitions or for other reasons. There can be no assurance additional borrowings, if sought, would be available to us or, if available, would be on favorable terms. If additional financing sources are unavailable or not available on reasonable terms, our financial condition, results of operations and future prospects could be materially adversely affected.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital. In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. Should we be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operation and prospects.


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
---------------------------------------------------------------------
     Not applicable


Stock Repurchases

The following table sets forth the shares repurchased by the Company during the quarter ended June 30,
2008:


Period       Total No.   Average Price   Total No. of Shares  Maximum No. of
             of Shares   Paid per Share  Purchased as Part   Shares that May
             Purchased                   of Publicly         Yet Be Purchased
                                         Announced Plan      Under the Plan(1)
04/01/2008-
04/30/2008        -            -               --                343,468

05/01/2008-
05/31/2008        -           --               --                343,468


06/01/2008-
06/30/2008       --           --               --                343,468

Total            --        $  --               --                343,468



(1) On February 25, 2008, the Company announced a share repurchase plan authorizing the repurchase of up to 5% of its outstanding shares, or 343,468 shares. As of June 30, 2008 no shares under this plan had been repurchased.


Item 3.   Defaults Upon Senior Securities
-----------------------------------------
None to be reported.


Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
None to be reported.

Item 5.   Other Information
---------------------------
None to be reported.


Item 6.   Exhibits
------------------
    (a)   Exhibits
          3.1   Articles of Incorporation of the Registrant (1)
          3.2   Bylaws of the Registrant (1)
          3.3   Amendment to Bylaws (2)
          10.1  Employee Severance Compensation Plan, as revised (3)
          10.2  Employee Stock Ownership Plan (3)
          10.3  1999 Stock Option Plan (4)
          10.4  Management Recognition and Development Plan (4)
          10.5  2003 Stock Option Plan (5)
          10.6  Form of Incentive Stock Option Agreement (6)
          10.7  Form of Non-qualified Stock Option Agreement (6)
          10.8  Form of Management Recognition and Development Award
                 Agreement (6)
          10.9 Employment Agreement between the Company and the Bank and Michael R. Sand (7)
          10.10 Employment Agreement between the Company and the Bank and Dean J. Brydon (7)
          31.1  Certification of Chief Executive Officer Pursuant to
                 Section 302 of the Sarbanes Oxley Act
          31.2  Certification of Chief Financial Officer Pursuant to
                 Section 302 of the Sarbanes Oxley Act
          32    Certifications of Chief Executive Officer and Chief
                 Financial Officer Pursuant to Section 906 of the
                 Sarbanes Oxley Act
          --------------------
          (1) Incorporated by reference to the Registrant's Registration Statement of Form S-1 (333- 35817).
          (2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2002.

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

                                         Timberland Bancorp, Inc.


Date:   August 6, 2008            By: ______________________________
                                         Michael R. Sand
                                         Chief Executive Officer
                                         (Principal Executive Officer)



Date:   August 6, 2008            By: ______________________________
                                         Dean J. Brydon
                                         Chief Financial Officer
                                         (Principal Financial Officer)

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

Date: August 6, 2008                         /s/Michael R. Sand
                                             ------------------
                                             Michael R. Sand
                                             Chief Executive Officer

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

Date: August 6, 2008                         /s/Dean J. Brydon
                                             ------------------
                                             Dean J. Brydon
                                             Chief Financial Officer

                               EXHIBIT 32
     Certification Pursuant to Section 906 of the Sarbanes Oxley Act





   CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                        OF TIMBERLAND BANCORP, INC.
        PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
Section 1350), each of the undersigned hereby certifies in his capacity as an officer of Timberland Bancorp, Inc. (the "Company") and in connection with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 ("Report"), that:

 * the Report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and
 * the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in the Report.



 /s/Michael R. Sand                          /s/Dean J. Brydon
  -----------------------                    -----------------------
  Michael R. Sand                            Dean J. Brydon
  Chief Executive Officer                    Chief Financial Officer


  Date: August 6, 2008