Form 10-K
period 2008-09-30
TIMBERLAND BANCORP INC
filed 2008-12-11
CIK 1046050

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended September 30, 2008

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:   0-23333

                            TIMBERLAND BANCORP, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Washington                                   91-1863696
----------------------------------------   -----------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                   Identification Number)

624 Simpson Avenue, Hoquiam, Washington                     98550
----------------------------------------   -----------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:          (360) 533-4747

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share        The Nasdaq Stock Market LLC
----------------------------------------   -----------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                              -----

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

         Large accelerated filer              Accelerated filer   X
                                 -----                          -----
         Non-accelerated filer                Smaller reporting company
                              -----                                     -----

     Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Act).  YES        NO   X
                                        -----     -----

     As of November 30, 2008, the Registrant had 6,980,329 shares of Common Stock issued and outstanding. The aggregate market value of the Common Stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the NASDAQ Global Select Market on March 31, 2008, was $80.1 million (6,876,653 shares at $11.65). For purposes of this calculation, Common Stock held by officers and directors of the Registrant and the Timberland Bank Employee Stock Ownership Plan and Trust are considered nonaffiliates.

                         DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (Part III).

                            TIMBERLAND BANCORP, INC.
                       2008 ANNUAL REPORT ON FORM 10-K
                              TABLE OF CONTENTS


PART I.                                                                   Page
                                                                          ----
     Item 1. Business

               General...................................................   1
               Market Area...............................................   1
               Lending Activities........................................   3
               Investment Activities.....................................  21
               Deposit Activities and Other Sources of Funds.............  22
               Bank Owned Life Insurance.................................  27
               Regulation of the Bank....................................  27
               Regulation of the Company.................................  36
               Taxation..................................................  38
               Competition...............................................  39
               Subsidiary Activities.....................................  39
               Personnel.................................................  40
               Executive Officers of the Registrant......................  40
     Item 1A. Risk Factors...............................................  41
               Business Risks............................................  41
               Risks Related to the U.S. Financial Industry..............  46
     Item 1B. Unresolved Staff Comments..................................  48
     Item 2. Properties..................................................  49
     Item 3. Legal Proceedings...........................................  51
     Item 4. Submission of Matters to a Vote of Security Holders.........  51
PART II.
     Item 5. Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities...........  51
     Item 6. Selected Financial Data.....................................  54
     Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................  56
               General...................................................  56
               Special Note Regarding Forward-Looking Statements.........  56
               Critical Accounting Policies and Estimates................  56
               New Accounting Pronouncements.............................  57
               Operating Strategy........................................  57
               Market Risk and Asset and Liability Management............  58
               Comparison of Financial Condition at September 30, 2007
               and September 30, 2006....................................  60
               Comparison of Operating Results for Years Ended
               September 30, 2007 and 2006...............................  61
               Comparison of Operating Results for Years Ended
               September 30, 2006 and 2005...............................  64
               Average Balances, Interest and Average Yields/Cost........  66
               Rate/Volume Analysis......................................  68
               Liquidity and Capital Resources...........................  69
               Effect of Inflation and Changing Prices...................  70
Item 7A. Quantitative and Qualitative Disclosures About Market Risk......  70
Item 8. Financial Statements and Supplementary Data......................  71
Item 9. Changes in and Disagreements With Accountants on Accounting and
        Financial Disclosure............................................. 115
Item 9A. Controls and Procedures......................................... 115
Item 9B. Other Information............................................... 115

PART III.

     Item 10. Directors, Executive Officers and Corporate Governance..... 115
     Item 11. Executive Compensation..................................... 116
     Item 12. Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters................. 116
     Item 13. Certain Relationships and Related Transactions, and
              Director Independence...................................... 117
     Item 14. Principal Accounting Fees and Services..................... 117
PART IV.
     Item 15. Exhibits, Financial Statement Schedules.................... 117

                                    PART I

Item 1.  Business

General

     Timberland Bancorp, Inc. ("Company"), a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank, SSB ("Bank") upon the Bank's conversion from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank ("Conversion"). The Conversion was completed on January 12, 1998 through the sale and issuance of 13,225,000 shares of common stock by the Company. At September 30, 2008, the Company had total assets of $681.9 million, total deposits of $498.6 million and total shareholders' equity of $74.8 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

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

     The Bank is a community-oriented bank which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on real estate mortgage loans. Lending activities have been focused primarily on the origination of loans secured by real estate, including an emphasis on construction loans, one- to four-family residential loans, multi-family loans, commercial real estate loans and land loans. The Bank originates adjustable-rate residential mortgage loans that do not qualify for sale in the secondary market under Federal Home Loan Mortgage Corporation ("FHLMC") guidelines. The Bank also originates commercial business loans and in 1998 established a business banking division to increase the origination of these loans.

     The Company maintains a website at www.timberlandbank.com. The information contained on that website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor's own internet access charges, the Company makes available free of charge through that website the Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after these materials have been electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC").

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

     Grays Harbor County has a population of 71,000 according to the U.S. Census Bureau 2007 estimates and a median family income of $52,600 according to 2008 HUD estimates. The economic base in Grays Harbor has been historically dependent on the timber and fishing industries. Other industries that support the economic base are tourism, agriculture, shipping, transportation and technology. According to the Washington State Employment Security Department, the unemployment rate in Grays Harbor County increased to 7.5% at September 30, 2008 from 6.2% at September 30, 2007. The median price of a resale home in Grays Harbor County for the quarter ended September 30, 2008 decreased 13.9% to $155,000 as compared to the quarter one year prior. The number of home sales decreased 13.0% for the quarter ended September 30, 2008 compared the same quarter one year earlier. The Bank has six branches (including its home office) located throughout the county. The recent slowdown in Grays Harbor County's real estate activity has had a negative effect on the Bank's profitability.

     Pierce County is the second most populous county in the state and has a population of 773,000 according to the U.S. Census Bureau 2007 estimates. The county's median family income is $66,200 according to 2008 HUD estimates. The economy in Pierce County is diversified with the presence of military related government employment (Fort Lewis Army Base and McChord Air Force Base), transportation and shipping employment (Port of Tacoma), and aerospace related employment (Boeing). According to the Washington State Employment Security Department, the unemployment rate for the Pierce County area increased to 5.9% at September 30, 2008 from 4.6% at September 30, 2007. The median price of a resale home in Pierce County for the quarter ended September 30, 2008 decreased 11.9% to $254,000 as compared to the quarter one year prior. The number of home sales decreased 24.0% for the quarter ended September 30, 2008 compared to the same quarter one year earlier. The Bank has five branches in Pierce County and these branches have historically been responsible for a substantial portion of the Bank's construction lending activities. The recent slowdown in Pierce County's real estate activity has had a negative effect on the Bank's construction lending opportunities and on the Bank's profitability.

     Thurston County has a population of 239,000 according to the U.S. Census Bureau 2007 estimates and a median family income of $66,300 according to 2008 HUD estimates. Thurston County is home of Washington State's capital (Olympia) and its economic base is largely driven by state government related employment. According to the Washington State Employment Security Department, the unemployment rate for the Thurston County area increased to 5.2% at September 30, 2008 from 4.2% at September 30, 2007. The median price of a resale home in Thurston County for the quarter ended September 30, 2008 decreased 7.2% to $251,000 as compared to the same quarter one year earlier. The number of home sales decreased 23.8% for the quarter ended September 30, 2008 compared to the same quarter one year earlier. The Bank has five branches in Thurston County. This county has historically had a stable economic base primarily attributable to the state government presence; however, the recent slowdown in Thurston County's real estate activity has had a negative effect on the Bank's construction lending opportunities and the Bank's profitability.

     Kitsap County has a population of 237,000 according to the U.S. Census Bureau 2007 estimates and a median family income of $69,900 according to 2008 HUD estimates. The Bank has two branches in Kitsap County. The economic base of Kitsap County is largely supported by military related government
employment through the United States Navy.   According to the Washington State
Employment Security Department, the unemployment rate for the Kitsap County area increased to 5.3% at September 30, 2008 from 4.3% at September 30, 2007. The median price of a resale home in Kitsap County for the quarter ended September 30, 2008 decreased 10.0% to $270,000, as compared to the same quarter one year earlier. The number of home sales decreased 23.3% for the quarter ended September 30, 2008 compared to the same quarter one year earlier. The recent slowdown in Kitsap County's real estate activity has had a negative effect on the Bank's lending opportunities.

     King County is the most populous county in the state and has a population of 1.9 million according to the U.S. Census Bureau 2007 estimates. The Bank has one branch in King County. The county's median family income is $81,400 according to 2008 HUD estimates. King County's economic base is diversified with many industries including shipping, transportation, aerospace (Boeing), computer technology and biotech industries. According to the Washington State Employment Security Department, the unemployment rate for the King County area increased to 4.6% at September 30, 2008 from 3.9% at September 30, 2007. The median price of a resale home in King County for the quarter ended September 30, 2008 decreased 9.5% to $427,000, as compared to the same quarter one year earlier. The number of home sales decreased 30.7% for the quarter ended September 30, 2008 compared to the same quarter one year earlier. The recent slowdown in King County's real estate activity has had a negative effect on the Bank's lending opportunities in this market.

     Lewis County has a population of 74,000 according to the U.S. Census Bureau 2007 estimates and a median family income of $52,600 according to 2008 HUD estimates. The economic base in Lewis County is supported by manufacturing, retail trade, local government and industrial services. According to the Washington State Employment Security Department, the unemployment rate in Lewis County increased to 7.7% at September 30, 2008 from 6.3% at September 30, 2007. The median price of a resale home in Lewis County for the quarter ended September 30, 2008 decreased 39.2% to $175,000, as compared to the same quarter one year earlier. The number of home sales decreased 43.6% for the quarter ended September 30, 2008 compared to the same quarter one year earlier. The Bank currently has two branches and a loan production office located in Lewis County. In August 2008, the Bank announced plans to open an additional full-service branch in Lewis County. The Bank's existing loan production office in Lewis County will be consolidated into the new facility, which is expected to open in 2009. The recent slowdown in Lewis County's real estate activity has had a negative effect on the Bank's lending opportunities in this market.

Lending Activities

     General. Historically, the principal lending activity of the Bank has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences and loans for the construction of one- to four-family residences. Since 1998, the Bank has emphasized its origination of construction and land development loans and commercial real estate loans. The Bank's net loans receivable, including loans held for sale, totaled $557.7 million at September 30, 2008, representing 81.8% of consolidated total assets, and at that date construction and land development loans (including undisbursed loans in process), and loans secured by commercial properties were $332.6 million, or 54.4%, of total loans. Construction and land development loans and commercial real estate loans typically have higher rates of return than one- to four-family loans; however, they also present a higher degree of risk. See "- Lending Activities - Construction and Land Development Lending" and "- Lending Activities - Commercial Real Estate Lending."

     The Bank's internal loan policy limits the maximum amount of loans to one borrower to 25% of its Tier 1 capital. At September 30, 2008, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $15.3 million under this policy. At September 30, 2008, the largest amount outstanding to any one borrower and the borrower's related entities was $16.6 million (including $2.4 million in undisbursed loans in process balance). The Board of Directors approved this exception to the borrowing limit because of the strength of the primary borrower and the borrower's related entities. These loans represent two condominium construction projects, several one- to four-family speculative construction projects, and commercial real estate holdings. All of the loans are secured by projects located in Grays Harbor County, except for one of the condominium construction projects which is located in Oregon. These loans were performing according to the required loan terms at September 30, 2008. The next largest amount outstanding to any one borrower and the borrower's related entities was $10.1 million (including $7.4 million in undisbursed loans in process balance.) These loans were secured by two mini-storage facilities being constructed in Pierce County and a one- to four-family home, all of which were performing according to terms at September 30, 2008. The Bank also had 88 borrowers or related borrowers with total loans outstanding in excess of $1.0 million at September 30, 2008.

     Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan as of the dates indicated.




                                                     At September 30,
                --------------------------------------------------------------------------------------------
                      2008               2007              2006               2005                2004
                ----------------   ----------------   ----------------   ----------------   ----------------
                Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                ------   -------   ------   -------   ------   -------   ------   -------   ------   -------
                                                  (Dollars in thousands)
Mortgage Loans:
 One- to four-
  family(1).... $112,299   18.35%  $102,434   17.40%  $ 98,709   20.11%  $101,763   23.24%  $ 99,835  25.25%
 Multi-family..   25,927    4.24     35,157    5.97     17,689    3.60     20,170    4.61     17,160   4.34
 Commercial....  146,223   23.90    127,866   21.72    137,609   28.04    124,849   28.51    108,276  27.39
 Construction
  and land
  development..  186,344   30.46    186,261   31.64    146,855   29.92    112,470   25.68    106,241  26.88
 Land..........   60,701    9.92     60,706   10.30     29,598    6.03     24,981    5.71     19,895   5.03
                --------  ------   --------  ------   --------  ------   --------  ------   -------- ------
  Total mortgage
   loans.......  531,494   86.87    512,424   87.03    430,460   87.70    384,233   87.75    351,407  88.89

Consumer Loans:
 Home equity
  and second
  mortgage.....   48,690    7.96     47,269    8.02     37,435    7.63     32,298    7.38     23,549   5.96
 Other.........   10,635    1.73     10,922    1.86     11,127    2.27      9,330    2.13      9,270   2.34
                --------  ------   --------  ------   --------  ------   --------  ------   -------- ------
                  59,325    9.69     58,191    9.88     48,562    9.90     41,628    9.51     32,819   8.30
Commercial
 business
 loans.........   21,018    3.44     18,164    3.09     11,803    2.40     12,013    2.74     11,098   2.81
                --------  ------   --------  ------   --------  ------   --------  ------   -------- ------
  Total loans..  611,837  100.00%   588,779  100.00%   490,825  100.00%   437,874  100.00%   395,324 100.00%
                --------  ======   --------  ======   --------  ======   --------  ======   -------- ======

Less:
 Undisbursed
  portion of
  construction
  loans in
  process......  (43,353)           (65,673)           (59,260)           (42,771)           (43,563)
 Deferred loan
  origination
  fees.........   (2,747)            (2,968)            (2,798)            (2,895)            (3,176)
 Allowance for
  loan losses..   (8,050)            (4,797)            (4,122)            (4,099)            (3,991)
                --------           --------           --------           --------           --------
Total loans
 receivable,
 net........... $557,687           $515,341           $424,645           $388,109           $344,594
                ========           ========           ========           ========           ========
-----------
(1)  Includes loans held-for-sale.




     Residential One- to Four-Family Lending. At September 30, 2008, $112.3 million, or 18.4%, of the Bank's loan portfolio consisted of loans secured by one- to four-family residences. The Bank originates both fixed-rate loans and adjustable-rate loans.

     Generally, one-to-four family fixed-rate loans and five and seven year balloon reset loans (which are loans that are originated with a fixed interest rate for the initial five or seven years, and thereafter incur one interest rate change in which the new rate remains in effect for the remainder of the loan term) are originated to meet the requirements for sale in the secondary market to the FHLMC. From time to time, however, a portion of these fixed-rate loans, which include five and seven year balloon reset loans, may be retained in the loan portfolio to meet the Bank's asset/liability management objectives. The Bank periodically retains some fixed rate loans including five and seven year balloon reset loans in its loan portfolio and classifies them as held-to-maturity. The Bank uses an automated underwriting program, which preliminarily qualifies a loan as conforming to FHLMC underwriting standards when the loan is originated. At

September 30, 2008, $61.1 million, or 54.4%, of the Bank's one- to four-family loan portfolio consisted of fixed-rate mortgage loans.

     The Bank also offers adjustable-rate mortgage ("ARM") loans. All of the Bank's ARM loans are retained in its loan portfolio rather than intended for sale. The Bank offers several ARM products which adjust annually after an initial period ranging from one to five years subject to a limitation on the annual increase of 2% and an overall limitation of 6%. These ARM products are priced utilizing the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.875% to 4.00%. Loans tied to the prime rate or to LIBOR indices typically do not have periodic, or lifetime adjustment limits. Loans tied to these indices normally have margins ranging from 0.0% to 3.0%. ARM loans held in the Bank's portfolio do not permit negative amortization of principal. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At September 30, 2008, $51.2 million, or 45.6%, of the Bank's one- to four- family loan portfolio consisted of ARM loans.

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

     The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or the purchase price. However, the Bank usually obtains private mortgage insurance ("PMI") on the portion of the principal amount that exceeds 80% of the appraised value of the security property. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is generally 80% (90% for loans originated for sale in the secondary market to the FHLMC). At September 30, 2008 three single family loans totaling $300,000 were not performing according to their terms. See "- Lending Activities - Non-performing Assets and Delinquencies."

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

     At September 30, 2008 and 2007, the composition of the Bank's construction and land development loan portfolio was as follows:

                                             At September 30,
                            ------------------------------------------------
                                      2008                     2007
                            -----------------------  -----------------------
                            Outstanding  Percent of  Outstanding  Percent of
                              Balance       Total      Balance       Total
                            -----------  ----------  -----------  ----------
                                              (In thousands)

Speculative construction...  $ 30,895      16.58%      $ 43,012      23.09%
Custom and owner/builder
 construction..............    47,168      25.31         52,375      28.12
Multi-family (including
 condominium)..............    40,509      21.74         27,584      14.81
Land development...........    28,152      15.11         22,292      11.97
Commercial real estate.....    39,620      21.26         40,998      22.01
                             --------     ------       --------     ------
  Total....................  $186,344     100.00%      $186,261     100.00%
                             ========     ======       ========     ======

     Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified and a sale is consummated. The Bank lends to approximately 45 builders located in the Bank's primary market area, each of which generally have one to eight speculative loans outstanding from the Bank during a 12 month period. Rather than originating lines of credit to home builders to construct several homes at once, the Bank generally originates and underwrites a separate loan for each home. Speculative construction loans are generally originated for a term of 12 months, with current rates ranging from the prime rate to the prime rate plus 1.5%, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property. During this 12 month period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance, a portion, or all of which may be paid from an interest reserve. At September 30, 2008, speculative construction loans totaled $30.9 million, or 16.6%, of the total construction loan portfolio. At September 30, 2008, the Bank had 14 borrowers each with aggregate outstanding speculative loan balances of more than $500,000. The largest aggregate outstanding balance to one borrower for speculative construction loans totaled $3.2 million (including $668,000 of undisbursed loans in process balance).
The largest outstanding balance for a single speculative loan was $1.5 million (including $69,000 of undisbursed loans in process balance) and was performing according to its terms. At September 30, 2008, 17 out of 91 speculative construction loans with an aggregate balance of $5.4 million were not performing according to their terms. These non-performing loans were located
in Pierce County, Thurston County and Lewis County.   See "- Lending
Activities - Non-performing Assets and Delinquencies."

     Unlike speculative construction loans, custom construction loans are made to home builders who, at the time of construction, have a signed contract with a home buyer who has a commitment to purchase the finished home. Custom construction loans are generally originated for a term of six to 12 months, with fixed interest rates currently ranging from 7.0% to 7.5% and with loan-to-value ratios of 80% of the appraised estimated value of the completed property or sales price, whichever is less. During the construction period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance, a portion, or all of which may be paid from an interest reserve.

     Owner/builder construction loans are originated to the home owner rather than the home builder as a single loan that automatically converts to a permanent loan at the completion of construction. The construction phase of an owner/builder construction loan generally lasts up to 12 months with fixed interest rates currently ranging from 7.0% to 7.5%, and with loan-to-value ratios of 80% (or up to 95% with PMI) of the appraised estimated value of the completed property. During the construction period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance, a portion, or all of which may be paid from an interest reserve. At the completion of construction, the loan converts automatically to either a fixed-rate mortgage loan, which conforms to secondary market standards, or an ARM loan for retention in the Bank's portfolio. At September 30, 2008, custom and owner/builder construction loans totaled $47.2 million, or 25.3%, of the total construction loan portfolio. At September 30, 2008, the largest outstanding custom and owner/builder construction loan had an outstanding balance of $1.1 million (including $550,000 of undisbursed loans in process balance) and was performing according to its terms.

     The Bank originates loans to real estate developers with whom it has established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities) (generally with ten to 50 lots). At September 30, 2008, the Bank had 24 land development loans totaling $28.2 million, or 15.1% of construction and land development loans receivable. Land development loans are secured by a lien on the property and typically made for a period of two to five years with fixed or variable interest rates, and are made with loan-to-value ratios generally not exceeding 75%. Monthly interest payments are required during the term of the loan. Land development loans are generally structured so that the Bank is repaid in full upon the sale by the borrower of approximately 80% of the subdivision lots. A majority of the Bank's land development loans are secured by property located in its primary market area. In addition, in the case of a corporate borrower, the Bank also generally obtains personal guarantees from corporate principals and reviews their personal financial statements. At September 30, 2008, the Bank had two land development loans totaling $4.5 million that were non-performing. The non-performing loans consisted of a
3.1 million loan secured by a land development project in Richland, Washington and a $1.4 million participation interest in a loan secured by a land development project in Clark County.

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

    The Bank also provides construction financing for multi-family and commercial properties. At September 30, 2008, these loans amounted to $80.1 million, or 43.0% of construction loans. These loans are secured by condominiums, apartment buildings, mini-storage facilities, office buildings and retail rental space predominantly located in the Bank's primary market area. At September 30, 2008, the largest outstanding multi-family construction loan was secured by a condominium project and had a balance of $6.0 million (including $123,000 of undisbursed loans in process balance) and was performing according to its terms. At September 30, 2008, the largest outstanding commercial real estate construction loan had a balance of $12.0 million (including $6.2 million of undisbursed loans in process balance). This loan was secured by two mini-storage facilities being constructed in Pierce County and was performing according to its terms.

     All construction loans must be approved by a member of one of the Bank's Loan Committees or the Bank's Board of Directors, or in the case of one- to four-family construction loans meeting FHLMC guidelines, by a qualified underwriter. See "- Lending Activities - Loan Solicitation and Processing." Prior to preliminary approval of any construction loan application, an independent fee appraiser inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project and analyzes the pro forma data and assumptions on the project. In the case of a speculative or custom construction loan, the Bank reviews the experience and expertise of the builder. After preliminary approval has been given, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project. In the event of cost overruns, the Bank generally requires that the borrower increase the funds available for construction by depositing its own funds into a secured savings account, the proceeds of which are used to pay construction costs.

     Loan disbursements during the construction period are made to the builder, materials' supplier or subcontractor, based on a line item budget. Periodic on-site inspections are made by qualified inspectors to document the reasonableness of draw requests. For most builders, the Bank disburses loan funds by providing vouchers to suppliers, which when used by the builder to purchase supplies are submitted by the supplier to the Bank for payment.

     The Bank regularly monitors the construction loan disbursements using an internal monitoring system which the Bank believes reduces many of the risks inherent with construction lending.

     The Bank originates construction loan applications primarily through customer referrals, contacts in the business community and occasionally real estate brokers seeking financing for their clients.

     Construction lending affords the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted with a project whose value is insufficient to assure full repayment and it may incur a loss. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder's ability to sell the property prior to the time that the construction loan is due. The Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures, and monitoring practices. The Bank's construction lending is primarily secured by properties in its primary market area, and changes in the local and state economies and real estate markets have adversely affected the Bank's construction loan portfolio.

    Multi-Family Lending. At September 30, 2008, the Bank had $25.9 million, or 4.2% of the Bank's total loan portfolio, secured by multi-family dwelling units (more than four units) located primarily in the Bank's primary market area. Multi-family loans are generally originated with variable rates of interest ranging from 2.00% to 3.50% over the one-year constant maturity U.S. Treasury Bill Index or a matched term FHLB advance, with principal and interest payments fully amortizing over terms of up to 30 years. At September 30, 2008, the largest multi-family loan had an outstanding principal balance of $5.1 million and was secured by an apartment building located in the Bank's primary market area. At September 30, 2008, this loan was performing according to its terms.

     The maximum loan-to-value ratio for multi-family loans is generally up to 80%. The Bank generally requests its multi-family loan borrowers with loan balances in excess of $750,000 to submit financial statements and rent rolls on the subject property annually. The Bank also inspects the subject property annually. The Bank generally imposes a minimum debt coverage ratio of approximately 1.20 times for loans secured by multi-family properties.

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

     Commercial Real Estate Lending. Commercial real estate loans totaled $146.2 million, or 23.9% of the total loan portfolio at September 30, 2008, and consisted of 338 loans. The Bank originated $29.3 million of commercial real-estate loans during the year ended September 30, 2008 compared to $35.9 million originated during the year ended September 30, 2007. The Bank originates commercial real estate loans generally at variable interest rates and these loans are secured by properties, such as restaurants, motels, mini-storage facilities, office buildings and retail/wholesale facilities, located in the Bank's primary market area. At September 30, 2008, the largest commercial real estate loan was secured by a commercial property located in Olympia, Washington, had a balance of $4.6 million and was performing according to its terms. At September 30, 2008, one commercial real estate loan with a balance of $714,000 was not performing according to its terms.
See "- Lending Activities - Non-performing Assets and Delinquencies."

     The Bank typically requires appraisals of properties securing commercial real estate loans. For loans that are less than $250,000, the Bank may use the tax assessed value and a property inspection in lieu of an appraisal. Appraisals are performed by independent appraisers designated by the Bank, all of which are reviewed by management. The Bank considers the quality and location of the real estate, the credit history of the borrower, the cash flow of the project and the quality of management involved with the property. The Bank generally imposes a minimum debt coverage ratio of approximately 1.20 for originated loans secured by income producing commercial properties. Loan-to-value ratios on commercial real estate loans are generally limited to not more than 80%. The Bank generally obtains loan guarantees from financially capable parties and reviews their personal financial statements.

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

     Land Lending. The Bank originates loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to sell as improved lots. At September 30, 2008, land loans totaled $60.7 million, or 9.9% of the Bank's total loan portfolio as compared to $60.7 million, or 10.3% of the Bank's total loan portfolio at September 30, 2007. Land loans originated by the Bank are generally fixed-rate loans and have maturities of five to ten years. The largest land loan had an outstanding balance of $3.0 million at September 30, 2008 and was performing according to its terms. At September 30, 2008, seven land loans totaling $726,000 were not performing according to their terms. See "- Lending Activities - Non-performing Assets and Delinquencies."

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

     Consumer Lending. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. Consumer loans include home equity lines of credit, second mortgage loans, savings account loans, automobile loans, boat loans, motorcycle loans, recreational vehicle loans and unsecured loans. Consumer loans are made with both fixed and variable interest rates and with varying terms. At September 30, 2008, consumer loans amounted to $59.3 million, or 9.7%, of the total loan portfolio.

     At September 30, 2008, the largest component of the consumer loan portfolio consisted of second mortgage loans and home equity lines of credit, which totaled $48.7 million, or 8.0%, of the total loan portfolio. Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others. The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property. The Bank occasionally solicits these loans. The loan- to-value ratio is typically 80% or less, when taking into account both the first and second mortgage loans. Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 15 years. Home equity lines of credit are generally made at interest rates tied to the prime rate or the 26 week Treasury Bill. Second mortgage loans and home equity lines of credit have greater credit risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Bank.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. The Bank believes that these risks are not as prevalent in the case of the Bank's consumer loan portfolio because a large percentage of the portfolio consists of second mortgage loans and home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to four-family residential mortgage loans. At September 30, 2008, three consumer loans totaling $160,000 were delinquent in excess of 90 days. See "- Lending Activities - Non-performing Assets and Delinquencies."

     Commercial Business Lending. Commercial business loans totaled $21.0 million, or 3.4% of the loan portfolio at September 30, 2008, and consisted of 126 loans. Commercial business loans are generally secured by business equipment, accounts receivable, inventory or other property and are made at variable rates of interest equal to a negotiated margin above the prime rate. The Bank also generally obtains personal guarantees from financially capable applicants based on a review of personal financial statements. The largest commercial business loan had an outstanding balance of $2.4 million at September 30, 2008 and was performing according to its terms. At September 30, 2008, one commercial business loan with a balance of $250,000 was not performing according to its terms. See "- Lending Activities - Non-performing Assets and Delinquencies."

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

     Loan Maturity. The following table sets forth certain information at September 30, 2008 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loans having no stated maturity and overdrafts are reported as due in one year or less.

                                 After     After    After
                                 1 Year   3 Years  5 Years
                         Within  Through  Through  Through   After
                         1 Year  3 Years  5 Years  10 Years 10 Years  Total
                         ------  -------  -------  -------- --------  -----
                                           (In thousands)
Mortgage loans:
 One- to four-family
  (1)................. $  1,248  $ 3,206  $ 3,461  $  8,444 $ 95,940 $112,299
 Multi-family.........    1,616       --    1,284    21,905    1,122   25,927
 Commercial...........   13,685    4,580   20,082    95,706   12,170  146,223
 Construction and land
   development(2).....  175,357   10,934       53        --       --  186,344
 Land.................   22,926   15,959   17,606     2,944    1,266   60,701
Consumer loans:
 Home equity and second
  mortgage............   13,394    2,068    1,935     6,899   24,394   48,690
 Other................    2,270    1,222    1,934       824    4,385   10,635
Commercial business
 loans................   12,455    2,554    2,979     2,109      921   21,018
                       --------  -------  -------  -------- -------- --------
 Total................ $242,951  $40,523  $49,334  $138,831 $140,198 $611,837
                       ========  =======  =======  ======== ======== --------

Less:
 Undisbursed portion
  of construction
  loans in process....                                                (43,353)
 Deferred loan
  origination fees....                                                 (2,747)
 Allowance for loan
  losses..............                                                 (8,050)
                                                                     --------
 Loans receivable,
  net.................                                               $557,687
                                                                     ========
-------------
(1)  Includes loans held-for-sale.
(2) Includes construction/permanent loans that convert to permanent mortgage loans once construction is completed.

     The following table sets forth the dollar amount of all loans due after one year from September 30, 2008, which have fixed interest rates and have floating or adjustable interest rates.

                                          Fixed      Floating or
                                          Rates   Adjustable Rates    Total
                                         -------  ----------------  ---------
                                                   (In thousands)
Mortgage loans:
 One- to four-family(1)............... $  60,142      $ 50,909      $111,051
 Multi-family.........................     5,612        18,699        24,311
 Commercial...........................    17,147       115,391       132,538
 Construction and land development....     5,819         5,168        10,987
 Land.................................    26,493        11,282        37,775
Consumer loans:
 Home equity and second mortgage......   25,408          9,888        35,296
 Other................................    8,213            152         8,365
Commercial business loans.............    4,034          4,529         8,563
                                       --------       --------      --------
   Total.............................. $152,868       $216,018      $368,886
                                       ========       ========      ========

-----------
(1)  Includes loans held-for-sale.

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

     Loan applications are initiated by loan officers and are required to be approved by an authorized loan underwriter, one of the Bank's Loan Committees or the Bank's Board of Directors. The Bank's Consumer Loan Committee, which consists of three underwriters, each of whom can approve one-to four-family mortgage loans and other consumer loans up to and including the current FHLMC single-family limit. Certain consumer loans up to and including $25,000 may be approved by individual loan officers and the Bank's Consumer Lending Department Manager may approve consumer loans up to and including $75,000.
The Bank's Regional Manager of Commercial Lending has individual lending authority for loans up to and including $250,000, excluding speculative construction loans and unsecured loans. The Bank's Commercial Loan Committee, which consists of the Bank's President, Chief Credit Administrator, Executive Vice President of Commercial Lending, Executive Vice President of Community Lending, and Regional Manager of Commercial Lending, may approve commercial real estate loans and commercial business loans up to and including $1.5 million. The Bank's President, Executive Vice President of Commercial Lending and Executive Vice President of Community Lending also have individual lending authority for loans up to and including $750,000. The Bank's Board Loan Committee, which consists of two rotating non-employee Directors and the Bank's President, may approve loans up to and including $3.0 million. Loans in excess of $3.0 million, as well as loans of any amount granted to a single borrower whose aggregate loans exceed $3.0 million, must be approved by the Bank's Board of Directors.

     Loan Originations, Purchases and Sales. During the years ended September 30, 2008 and 2007, the Bank's total gross loan originations were $258.6 million and $279.1 million, respectively. Periodically, the Bank purchases participation interests in construction and land development loans, commercial real estate loans, and multi-family loans, secured by properties generally located in Washington State, from other lenders. These purchases are underwritten to the Bank's underwriting guidelines and are without recourse to the seller other than for fraud. During the years ended September 30, 2008 and 2007, the Bank purchased loan participation interests of $2.9 million and $20.4 million, respectively. See "- Lending Activities - Construction and Land Development Lending" and "- Lending Activities - Multi-Family Lending."

     Consistent with its asset/liability management strategy, the Bank's policy generally is to retain in its portfolio all ARM loans originated and to sell fixed rate one-to four-family mortgage loans in the secondary market to the FHLMC; however, from time to time, a portion of fixed-rate loans may be retained in the Bank's portfolio to meet its asset-liability objectives.
Loans sold in the secondary market are generally sold on a servicing retained basis. At September 30, 2008, the Bank's loan servicing portfolio totaled $175.6 million.

     The Bank also periodically sells participation interests in construction and land development loans, commercial real estate loans, and land loans to other lenders. These sales are usually made to avoid concentrations in a particular loan type or concentrations to a particular borrower. The Bank sold $17.0 million in loan participation interests to other lenders during the year ended September 30, 2008.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                 Year Ended September 30,
                                               ----------------------------
                                                2008       2007       2006
                                               ------      -----     ------
Loans originated:                                    (In thousands)
 Mortgage loans:
  One- to four-family...................... $  45,844   $  33,252   $  33,483
  Multi-family.............................     4,710       4,397      3,037
  Commercial...............................    29,306      35,886     32,174
  Construction and land development........   118,186     127,082    129,623
  Land.....................................    25,858      35,066     17,518
 Consumer..................................    22,411      32,354     29,858
 Commercial business loans.................    12,268      11,020     10,559
                                            ---------   ---------  ---------
  Total loans originated...................   258,583     279,057    256,252

Loans purchased:
 Mortgage loans:
  One- to four-family......................        --          --         48
  Multi-family.............................        --       5,200          -
  Commercial...............................        --          --         79
  Construction and land development........     2,862      15,175          -
  Land.....................................        --          --         28
                                            ---------   ---------  ---------
   Total loans purchased...................     2,862      20,375        155
                                            ---------   ---------  ---------
     Total loans originated and purchased..   261,445     299,432    256,407

Loans sold:
 Whole loans sold..........................   (45,269)    (29,893)   (26,445)
 Participation loans sold..................   (17,035)     (6,650)        --
                                            ---------   ---------  ---------
 Total loans sold..........................   (62,304)    (36,543)   (26,445)

Loan principal repayments..................  (176,083)   (164,935)  (177,011)
Decrease (increase) in other items, net....    19,288      (7,258)   (16,415)
                                            ---------   ---------  ---------
Net increase in loans receivable........... $  42,346   $  90,696  $  36,536
                                            =========   =========  =========

     Loan Origination Fees. The Bank receives loan origination fees on a majority of its mortgage loans and commercial business loans. Loan fees are a percentage of the loan which are charged to the borrower for funding the loan. The amount of fees charged by the Bank is generally 0.0% to 2.0% of the loan amount. Current accounting principles generally accepted in the United States of America require fees received and certain loan origination costs for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. Deferred loan origination fees totaled $2.7 million at September 30, 2008.

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

     The Bank's Board of Directors is informed monthly as to the status of loans that are delinquent by more than 30 days, and the status of all foreclosed and repossessed property owned by the Bank.

     The following table sets forth information with respect to the Company's non-performing assets at the dates indicated.

                                              At September 30,
                              ----------------------------------------------
                               2008      2007      2006      2005      2004
                              ------    ------    ------    ------    ------
Loans accounted for on a                      (In thousands)
 non-accrual basis:
Mortgage loans:
 One- to four-family....... $    300  $    252  $     80  $  2,208  $    430
 Commercial................      714        90        --       261       640
 Construction and land
  development..............    9,840     1,000        --        -         --
 Land......................      726        28        --        23       322
Consumer loans.............      160        --        --       133        23
Commercial business loans..      250       120        --       301        27
                            --------  --------  --------  --------  --------

  Total....................   11,990     1,490        80     2,926     1,442

Accruing loans which are
 contractually past due 90
 days or more..............       --        --        --        --        --

Total of non-accrual and
 90 days past due loans....   11,990     1,490        80     2,926     1,442

Other real estate owned
 and other repossessed
 assets....................      511        --        15       509       421
                            --------  --------  --------  --------  --------
  Total non-performing
   assets (1).............. $ 12,501  $  1,490  $     95  $  3,435  $  1,863
                            ========  ========  ========  ========  ========

Troubled debt restructured
 loans..................... $    272  $     --  $     --   $     --  $     --

Non-accrual and 90 days
 or more past due loans as
 a percentage of loans
 receivable, net...........     2.12%     0.29%     0.02%     0.75%     0.41%

Non-accrual and 90 days
 or more past due loans as
 a percentage of total
 assets....................     1.76%     0.23%     0.01%     0.53%     0.31%

Non-performing assets as
 a percentage of total
 assets....................     1.83%     0.23%     0.02%     0.62%     0.40%

Loans receivable, net (2).. $565,737  $520,138   $428,767  $392,208  $348,585
                            ========  ========   ========  ========  ========

Total assets............... $681,883   $644,848  $577,087  $552,765  $460,419
                            ========  ========   ========  ========  ========

------------
(1) Includes non-accrual loans, other real estate owned and other repossessed assets.
(2)  Includes loans held-for-sale and is before the allowance for loan losses.

     The Bank's non-accrual loans increased by $10.5 million to $12.0 million at September 30, 2008 from $1.5 million at September 30, 2007, primarily as a result of a $8.8 million increase in construction and land development loans on non-accrual status, a $698,000 increase in land loans on non-accrual status and a $624,000 increase in commercial real estate loans on non-accrual status. The largest non-performing loan was secured by a land development project in

Richland, Washington and had a balance of $3.1 million at September 30, 2008. Management's evaluation of the collateral determined potential impairment of $523,000 existed at September 30, 2008, which was factored into the Bank's allowance for loan loss analysis.

     Additional interest income which would have been recorded for the year ended September 30, 2008 had non-accruing loans been current in accordance with their original terms totaled $584,000.

     Other Real Estate Owned and Other Repossessed Items. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until sold. When property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is recorded at the lower of the foreclosed amount or fair value, less estimated selling costs. At September 30, 2008, the Bank had $511,000 of other real estate owned and other repossessed items. This consisted of one single-family residence and two vehicles.

     Restructured Loans. Under accounting principles generally accepted in the United States of America, the Bank is required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructuring or loan modifications for a borrower does not necessarily always constitute troubled debt restructuring, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Bank had $272,000 in restructured loans at September 30, 2008.

     Other Loans of Concern. Loans not reflected in the table above, but where known information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans and leases as non-performing assets in the future are commonly referred to as "other loans of concern" or "potential problem loans." The amount included in potential problem loans results from an evaluation, on a loan-by-loan basis, of loans classified as "substandard" and "special mention," as those terms are defined under "Asset Classification" below. The amount of potential problem loans and non-performing loans was $42.8 million at September 30, 2008 and $15.7 million at September 30, 2007. The vast majority of these loans are collateralized. See "- Asset Classification" below for additional information regarding our problem loans.

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

     The aggregate amounts of the Bank's classified and special mention loans (as determined by the Bank), and of the Bank's allowances for loan losses at the dates indicated, were as follows:

                                          At September 30,
                                   ----------------------------
                                     2008      2007      2006
                                   -------    -------   -------
                                          (In thousands)

Loss.............................  $    --    $    --   $    --
Doubtful.........................       --         --        --
Substandard(1)(2)................   24,603      8,812     3,985
Special mention(1)...............   18,225      6,917     9,015
                                   -------    -------   -------
Total classified and special
  mention loans..................  $42,828    $15,729   $13,000
                                   =======    =======   =======

Allowance for loan losses........  $ 8,050    $ 4,797   $ 4,122

------------
(1) For further information concerning the change in classified assets, see "- Lending Activities - Non-performing Assets and Delinquencies."
(2)  Includes non-performing loans.

     The Bank's classified and special mention loans increased by $27.1 million from September 30, 2007 to September 30, 2008, primarily as a result of a $15.8 million increase in loans classified as substandard and an $11.3 million increase in loans classified as special mention.

     Special mention loan are defined as those credits deemed by management to have some potential weakness that deserve management's close attention. If left uncorrected these potential weaknesses may result in the deterioration of the payment prospects of the loan. Assets in this category are not adversely classified and currently do not expose the Bank to sufficient risk to warrant a substandard classification. Five individual loans comprise $12.8 million, or 70.3%, of the $18.2 million in loans classified as special mention. They include a $3.8 million loan secured by a commercial mixed-use building in Thurston County, a $3.5 million loan secured by a mini-storage facility in King County, a $2.4 million loan secured by commercial acreage in Kitsap County, a $1.6 million loan secured by commercial property in Grays Harbor County, and a $1.5 million loan secured by a speculative single family construction home on lake front property in Pierce County. At September 30, 2008 these loans were current and paying in accordance with their required terms.

     Substandard loans are classified as those loans that are inadequately protected by the current net worth, and paying capacity of the obligor, or of the collateral pledged. Assets classified as substandard have a well-defined weakness, or weaknesses that jeopardize the repayment of the debt. If the weakness, or weaknesses are not corrected there is the distinct possibility that some loss will be sustained. The aggregate amount of loans classified as substandard at September 30, 2008 increased by $15.8 million to $24.6 million from $8.8 million at September 30, 2007. At September 30, 2008, 68 loans were classified as substandard compared to 26 at September 30, 2007.

     Eight credit relationships comprise $19.7 million, or 80.1%, of the $24.6 million in loans classified as substandard (including non-performing loans). The largest of these eight relationships is with a long-time builder of the Bank who currently has $4.7 million (including $757,000 in undisbursed construction loans in process) in loans classified as substandard. These loans are secured by two land development projects, six single-family speculative construction homes, and a lien on the borrower's personal residence. The properties are located in Thurston and King Counties and were performing according to their terms at September 30, 2008.

     The next largest credit relationships classified as substandard are summarized below.

     * $3.3 million in loans secured by a 16-unit condominium project in Leavenworth, Washington. These loans were performing according to their terms at September 30, 2008.

     * $3.1 million loan secured by a land development project in Richland, Washington. This loan was not performing according to terms at September 30, 2008 and was on non-accrual status. Management's evaluation of the collateral determined potential impairment of $523,000 existed at September 30, 2008, which was factored into the Bank's allowance for loan loss analysis.

     * $2.6 million (including $81,000 of undisbursed construction loans in process) in loans secured by four completed single-family speculative homes on acreage, one single family speculative home in process and four land parcels, all of which are located in Thurston County. These loans were not performing according to their terms at September 30, 2008 and were on non-accrual status. Management's evaluation of the collateral determined potential impairment of $106,000 existed at September 30, 2008, which was factored into the Bank's allowance for loan loss analysis.

     * $2.0 million (including $127,000 in undisbursed construction loans in process) in loans secured by two completed single family speculative homes and four single family speculative homes, all of which are located in Pierce County. These loans were not performing according to their terms at September 30, 2008 and were on non-accrual status. Management's evaluation of the collateral, including costs to complete construction and market the properties determined that there was no impairment at September 30, 2008.

     * $1.4 million participation interest in a loan secured by a land development project in Clark County. This loan was not performing according to its terms at September 30, 2008 and was on non-accrual status. As part of management's evaluation of the collateral, $348,000 of the loan was charged off. This reduced the balance to $1.4 million at September 30, 2008.

     * $1.4 million loan secured by a nine-unit condominium project in Grays Habor County. This loan was 60 days past due at September 30, 2008.

    * $1.2 million commercial business loan secured by a mini-storage / RV facility on leased land in Pierce County. This loan was performing according to its terms at September 30, 2008.

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

     At September 30, 2008, the Bank's allowance for loan losses totaled $8.1 million. This represents 1.42% of the total loans receivable and 67.14% of non-performing loans. The Bank's allowance for loan losses as a percentage of total loans receivable has increased to 1.42% at September 30, 2008 from 0.92% at September 30, 2007 primarily due to uncertainties in the housing market and the economy, and an increased level of charge-offs (which has translated into higher loss factors assigned to certain loan categories), increased levels of non-performing loans, and increased levels of classified loans.

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

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                             Year Ended September 30,
                                  -------------------------------------------
                                   2008     2007      2006     2005     2004
                                  ------   ------    ------   ------   ------
                                              (Dollars in thousands)

Allowance at beginning of year... $4,797  $4,122     $4,099   $3,991  $ 3,891
Provision for loan losses........  3,900     686         --      141      167

Recoveries:
Mortgage loans:
 One- to four-family.............     --      --         --       --        6
Consumer loans:
 Home equity and second
  mortgage.......................     --      --         --        5       --
 Other...........................      1       1          5        3       16
Commercial business loans........     --      --         20        9        3
                                  ------  ------     ------   ------  -------
   Total recoveries..............      1       1         25       17       25

Charge-offs:
Mortgage loans:
 One- to four-family.............     --      --         --       --        6
 Multi-family....................     --      --         --        1       --
 Construction....................    648      --         --       --       --
Commercial business loans........     --      --         --       --        3
Land.............................     --      --         --        1       --

Consumer loans:
 Home equity and second
  mortgage.......................     --      --         --       --        9
 Other...........................     --      12          2       12       68
Commercial business loans........     --      --         --       36        6
                                  ------  ------     ------   ------  -------
   Total charge-offs.............    648      12          2       50       92
                                  ------  ------     ------   ------  -------
   Net charge-offs (recoveries)..    647      11        (23)      33       67
                                  ------  ------     ------   ------  -------

    Balance at end of year....... $8,050  $4,797     $4,122   $4,099   $3,991
                                  ======  ======     ======   ======   ======

Allowance for loan losses as a
 percentage of total loans
 receivable (net)(1) outstanding
 at the end of the year..........   1.42%   0.92%      0.96%    1.05%    1.14%

Net charge-offs (recoveries) as
 a percentage of average loans
 outstanding during the year.....   0.12%   0.00%     (0.01%)   0.01%    0.02%

Allowance for loan losses as a
 percentage of non-performing
 loans at end of year excluding
 troubled debt restructurings....  67.14% 321.95%  5,152.50%  140.09%  276.77%

-------------
(1) Total loans receivable (net) includes loans held for sale and is before the allowance for loan losses.

     The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.


                                                    At September 30,
              ----------------------------------------------------------------------------------------------
                     2008               2007               2006              2005                2004
              -----------------  ------------------  ----------------  -----------------  ------------------
                       Percent             Percent           Percent            Percent             Percent
                       of Loans            of Loans          of Loans           of Loans            of Loans
                       in                  in                in                 in                  in
                       Category            Category          Category           Category            Category
                       to Total            to Total          to Total           to Total            to Total
               Amount  Loans      Amount   Loans     Amount  Loans     Amount   Loans     Amount    Loans
              -------  --------  --------  --------  ------  --------  -------  --------  -------  ---------
                                                   (Dollars in thousands)

Mortgage loans:
 One- to four-
  family....... $  476   18.35%   $  396    17.40%   $  502    20.11%    $  494    23.24%   $  386   25.25%
 Multi-family..    248    4.24       200     5.97       112     3.60        194     4.61       242    4.34
 Commercial....  1,521   23.90     1,368    21.72     1,222    28.04      1,544    28.51     1,443   27.39
 Construction..  3,254   30.46     1,047    31.64       761    29.92        652    25.68       538   26.88
 Land..........  1,435    9.92       549    10.30       275     6.03        255     5.71       226    5.03
Non-mortgage
 loans:
 Consumer
  loans........    457    9.69       412     9.88       497     9.90        255     9.51       427    8.30
 Commercial
  business
  loans........    659    3.44       825     3.09       753     2.40        705     2.74       729    2.81
                ------  ------    ------   ------    ------   ------     ------   ------    ------  ------
  Total
   allowance
   for loan
   losses...... $8,050  100.00%   $4,797   100.00%   $4,122   100.00%    $4,099   100.00%   $3,991  100.00%
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

     At September 30, 2008, the Company's investment portfolio totaled $31.3 million, primarily consisting of $16.2 million of mortgage-backed securities available-for-sale, $936,000 of mutual funds available-for-sale, and $14.2 million of mortgaged-backed securities held-to-maturity. The Company does not maintain a trading account for any investments. This compares with a total investment portfolio of $64.0 million at September 30, 2007, primarily consisting of $31.9 million of mutual funds available-for-sale, $13.0 million of mortgage-backed securities available-for-sale, $19.0 million of U.S. agency securities available-for-sale, and $71,000 of securities held-to-maturity. In June 2008, the Company redeemed its $29.1 million investment in the AMF family of mutual funds and recognized a $2.8 million loss on the redemption. The net asset value of the mutual funds had declined primarily as a result of the uncertainty in spreads in the bond market for private label mortgage-related securities and credit downgrades to a small percentage of the underlying securities. As a result of the redemption, the Company received $22.2 million in underlying mortgaged-backed securities and $6.9 million in cash. The Company also had $19.0 million in U.S. agency securities that matured or were called during the year ended September 30, 2008. The Company used the proceeds from the security maturities and redemptions primarily to fund loan growth. The composition of the portfolios by type of security, at each respective date is presented in the following table.

                                          At September 30,
                      --------------------------------------------------------
                             2008               2007               2006
                      -----------------  -----------------  ------------------
                                Percent            Percent            Percent
                      Recorded    of     Recorded    of     Recorded    of
                        Value    Total     Value    Total     Value    Total
                      --------  -------  --------  -------  --------  --------
                                      (Dollars in thousands)
Held-to-Maturity:

 U.S. agency
  securities......... $    28     0.09%  $    --       --%   $    --       --%
 Mortgage-backed
  securities.........  14,205    45.34        71     0.11         75     0.09

Available-for-Sale
 (at fair value):

 U.S. agency
  securities.........      --       --    18,976    29.66     31,718    38.93
 Mortgage-backed
  securities.........  16,162    51.58    13,047    20.39     17,603    21.60
 Mutual funds........     936     2.99    31,875    49.84     32,087    39.38
                      -------   ------   -------   ------    -------   ------

Total portfolio...... $31,331   100.00%  $63,969   100.00%   $81,483   100.00%
                      =======   ======   =======   ======    =======   ======

     The following table sets forth the maturities and weighted average yields of the investment and mortgage-backed securities in the Company's investment securities portfolio at September 30, 2008. Mutual funds, which by their nature do not have maturities, are classified in the one year or less category.



                                                After One to        After Five to          After Ten
                         One Year or Less        Five Years           Ten Years              Years
                         ----------------     ----------------     ----------------     ----------------
                         Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield
                         ------     -----     ------     -----     ------     -----     ------     -----
                                                     (Dollars in thousands)
Held-to-Maturity:

U.S. agency securities..  $ --        --%      $ 14     3.25%       $ 14      3.98%      $    --      --%
Mortgage-backed
 securities.............    --        --          1     4.60          58      4.71        14,146     6.72

Available-for-Sale:

Mortgage-backed
 securities.............    --        --        576     5.03         283      5.93        15,303     4.45
Mutual funds............   936      4.21         --       --          --        --            --       --
                          ----      ----       ----     ----        ----      ----       -------     ----

Total portfolio.........  $936      4.21%      $591     4.99%       $355      5.68%      $29,449     5.52%
                          ====      ====       ====     ====        ====      ====       =======     ====




     There were no securities which had an aggregate book value in excess of 10% of the Company's total equity at September 30, 2008.

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

     Deposit Accounts. Substantially all of the Bank's depositors are residents of Washington. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including money market deposit accounts, checking accounts, regular savings accounts and certificates of deposit. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank actively seeks consumer and commercial checking accounts through a checking account acquisition marketing program that was implemented in 2000. At September 30, 2008, the Bank had 28.6% of total deposits in non-interest bearing accounts and NOW checking accounts.

     At September 30, 2008 the Bank had $73.1 million of jumbo certificates of deposit of $100,000 or more. The Bank also had brokered certificates of deposits totaling $26.0 million at September 30, 2008. The Bank believes that its jumbo certificates of deposit and its brokered deposits, which represented 19.9% of total deposits at September 30, 2008, present similar interest rate risk compared to its other deposits.

     The following table sets forth information concerning the Bank's deposits at September 30, 2008.

                                             Weighted               Percentage
                                              Average                of Total
Category                                   Interest Rate    Amount   Deposits
----------------------------------------   -------------  --------- ----------
                                                        (In thousands)

Non-interest bearing....................           --%    $ 51,955     10.42%
Negotiable order of withdrawal ("NOW")
 checking...............................         0.90       90,468     18.15
Savings.................................         0.70       56,391     11.31
Money market............................         2.40       70,379     14.11
                                                          --------    ------
 Subtotal                                        1.24      269,193     53.99

Certificates of Deposit(1)
----------------------------------------

Maturing within 1 year..................         3.72      175,817     35.26
Maturing after 1 year but within 2
 years..................................         3.54       46,407      9.31
Maturing after 2 years but within 5
 years..................................         3.93        6,759      1.36
Maturing after 5 years..................         3.40          396      0.08
                                                          --------    ------
 Total certificates of deposit..........         3.30      229,379     46.01
                                                 ----     --------    ------
  Total deposits........................         2.19%    $498,572    100.00%
                                                 ====     ========    ======

--------------
(1)   Based on remaining maturity of certificates.

     The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 2008. Jumbo certificates of deposit have principal balances of $100,000 or more and the rates paid on these accounts are generally negotiable.


     Maturity Period                            Amount
     -----------------------------------     ------------
                                            (In thousands)

     Three months or less...............        $26,413
     Over three through six months......         11,504
     Over six through twelve months.....         21,472
     Over twelve months.................         13,718
                                                -------
       Total............................        $73,107
                                                =======


     Deposit Flow.  The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                                              At September 30,
                        ------------------------------------------------------------------------------------
                                   2008                             2007                        2006
                        ------------------------------   -----------------------------   -------------------
                                  Percent                          Percent                          Percent
                                    of       Increase                of       Increase                of
                         Amount    Total    (Decrease)    Amount    Total    (Decrease)    Amount    Total
                        --------  -------   ----------   --------  --------  ----------   -------   --------
                                                        (Dollars in thousands)
Non-interest-bearing.... $ 51,955    10.42%   $(3,007)   $ 54,962    11.77%   $(2,943)    $ 57,905    13.43%
NOW checking............   90,468    18.15     10,096      80,372    17.22     (9,137)      89,509    20.77
Savings.................   56,391    11.31        (21)     56,412    12.09     (3,823)      60,235    13.97
Money market............   70,379    14.11     22,311      48,068    10.30      5,690       42,378     9.83
Certificates of deposit
 which mature:
  Within 1 year.........  175,817    35.26    (32,513)    208,330    44.63     54,391      153,939    35.71
  After 1 year, but
   within 2 years.......   46,407     9.31     33,668      12,739     2.73     (7,296)      20,037     4.65
  After 2 years, but
   within 5 years.......    6,759     1.36      1,028       5,731     1.23     (1,279)       7,010     1.63
  Certificates maturing
   thereafter...........      396     0.08        275         121     0.03         73           48     0.01
                         --------   ------   --------    --------   ------    -------     --------   ------

Total................... $498,572   100.00%  $ 31,837    $466,735   100.00%   $35,674     $431,061   100.00%
                         ========   ======   ========    ========   ======    =======     ========   ======



     Certificates of Deposit by Rates. The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated.

                                 At September 30,
                         ------------------------------
                           2008       2007       2006
                         --------   --------   --------
                                 (In thousands)

0.00 - 1.99%...........  $    866   $    676   $  2,176
2.00 - 3.99%...........   203,859     46,810     69,736
4.00 - 5.99%...........    24,274    179,008    108,636
6.00% - and over.......       380        427        486
                         --------   --------   --------
Total..................  $229,379   $226,921   $181,034
                         ========   ========   ========

     Certificates of Deposit by Maturities. The following table sets forth the amount and maturities of certificates of deposit at September 30, 2008.

                                            Amount Due
                           -------------------------------------------------
                                               After
                                      One to   Two to
                           Less Than    Two     Five       After
                           One Year    Years    Years    Five Years    Total
                           ---------  -------  -------   ----------   -------
                                            (In thousands)

0.00 - 1.99%............   $    803   $    63   $   --      $ --     $    866
2.00 - 3.99%............    160,090    37,830    5,543       396      203,859
4.00 - 5.99%............     14,914     8,199    1,161        --       24,274
6.00% and over..........         10       315       55        --          380
                           --------   -------   ------      ----     --------
Total...................   $175,817   $46,407   $6,759      $396     $229,379
                           ========   =======   ======      ====     ========

     Deposit Activities. The following table sets forth the savings activities of the Bank for the periods indicated.

                                             Year Ended September 30,
                                          ------------------------------
                                            2008       2007       2006
                                          --------   --------   --------
                                                  (In thousands)

Beginning balance.......................  $466,735   $431,061   $411,665
Net deposits before interest credited ..    20,075     24,382     11,491
Interest credited.......................    11,762     11,292      7,905
Net increase in deposits................    31,837     35,674     19,396
                                          --------   --------   --------
Ending balance..........................  $498,572   $466,735   $431,061
                                          ========   ========   ========

     Borrowings. Deposits are generally the primary source of funds for the Bank's lending and investment activities and for general business purposes. The Bank has the ability to use advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2008, the Bank maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of 30% of the Bank's total assets, limited by available collateral, under which $104.6 million was outstanding. The Bank also utilizes overnight repurchase agreements with customers. These overnight repurchase agreements are classified as other borrowings and totaled $758,000 at September 30, 2008, $595,000 at September 30, 2007 and $947,000 at
September 30, 2006. At September 30, 2008, the Bank also maintained a $10.0 million overnight borrowing line with PCBB under which there was no outstanding balance.

     The following table sets forth certain information regarding borrowings by the Bank at the end of and during the periods indicated:

                                                      At or For the
                                                Year Ended September 30,
                                              ----------------------------
                                               2008       2007       2006
                                              ------     ------     ------
                                                 (Dollars in thousands)

Average total borrowings...................  $108,858   $ 85,599    $55,773

 Weighted average rate paid on total
  borrowings...............................      4.27%      5.24%      5.22%

 Total borrowings outstanding at end of
  period...................................  $105,386   $100,292    $63,708

     The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated. Borrowings are considered short-term when the original maturity is less than one year.

                                                      At or For the
                                                Year Ended September 30,
                                              ----------------------------
                                               2008       2007       2006
                                              ------     ------     ------
                                                 (Dollars in thousands)
Maximum amount outstanding at any month end:
 FHLB advances..............................  $42,600    $72,750    $29,000
 Repurchase agreements......................    1,884      4,460      1,895
 PCBB advances..............................       --         --         --

Average outstanding during period:
 FHLB advances..............................  $13,366    $34,156    $ 3,516
 Repurchase agreements......................      943      1,019      1,148
 PCBB advances..............................       12         32         --
                                              -------    -------    -------
Total average outstanding during period.....  $14,321    $35,207    $ 4,664
                                              =======    =======    =======

Weighted average rate paid during period:
 FHLB advances..............................     4.44%      5.58%      4.81%
 Repurchase agreements......................     2.12       4.61       4.27
 PCBB advances..............................     5.27       6.45         --
Total weighted average rate paid during
 period.....................................     4.29%      5.55%      4.67%

Outstanding at end of period:
 FHLB advances..............................  $    --    $30,000    $29,000
 Repurchase agreements......................      758        595        947
 PCBB advances..............................       --         --         --
                                              -------    -------    -------
Total outstanding at end of period..........  $   758    $30,595    $29,947
                                              =======    =======    =======

Weighted average rate at end of period:
 FHLB advances..............................       --%      5.19%      5.49%
 Repurchase agreements......................     1.05       4.42       5.01
 PCBB advances..............................       --         --         --
Total weighted average rate at end of
 period.....................................     1.05%      5.17%      5.47%

Bank Owned Life Insurance

     The Bank has purchased life insurance policies covering certain officers. These policies are recorded at their cash surrender value, net of any policy premium charged. Increases in cash surrender value, net of policy premiums, and proceeds from death benefits are recorded in non-interest income. At September 30, 2008, the Bank had $12.9 million in bank owned life insurance.

Regulation of the Bank

     General. The Bank, as a state-chartered savings bank, is subject to regulation and oversight by the Division and the applicable provisions of Washington law and regulations of the Division adopted thereunder. The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve. State law and regulations govern the Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. Under state law, savings banks in Washington also generally have all of the powers that federal savings banks have under federal laws and regulations. The Bank is subject to periodic examination and reporting requirements by and of the Division and the FDIC.

     Insurance of Accounts and Regulation by the FDIC. The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.

     Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based upon supervisory and capital evaluations. Institutions are assessed at annual rates ranging from 5 to 43 basis points, respectively, depending on each institution's risk of default as measured by regulatory capital ratios and other supervisory measures. Under a proposal announced by the FDIC on October 7, 2008, the assessment rate schedule would be raised uniformly by 7 basis points (annualized) beginning on January 1, 2009. Beginning with the second quarter of 2009, changes would be made to the deposit insurance assessment system by requiring riskier institutions to pay a larger share. The proposal would impose higher assessment rates on institutions with a significant reliance on secured liabilities and on institutions which rely significantly on brokered deposits (but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth). The proposal would reduce assessment rates for institutions that hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 (defined below) capital.

     FDIC-insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarterly period ended September 30, 2008, the Financing Corporation assessment equaled 1.10 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

     The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of the Bank's deposit insurance.

     Prompt Corrective Action. The FDIC is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be undercapitalized. An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be significantly undercapitalized and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be critically undercapitalized. Subject to a narrow exception, the FDIC is required to appoint a receiver or conservator for a savings institution that is critically undercapitalized. FDIC regulations also require that a capital restoration plan be filed with the FDIC within 45 days of the date a savings institution receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FDIC also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     At September 30, 2008, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution's size and complexity and the nature and scope of its activities. The information security program also must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer, and ensure the proper disposal of customer and consumer information. Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to customer information in customer information systems. If the FDIC determines that the Bank fails to meet any standard prescribed by the guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard. FDIC regulations establish deadlines for the submission and review of such safety and soundness compliance plans. Management of the Bank is not aware of any conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

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

     The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. At September 30, 2008, the Bank had a Tier 1 leverage capital ratio of 9.2%. The FDIC retains the right to require an institution to maintain a higher capital level based on the institution's particular risk profile.

     FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks. At September 30, 2008, the Bank's ratio of total capital to risk-weighted assets was 12.3% and the ratio of Tier 1 capital to risk-weighted assets was 11.1%.

     The Division requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At September 30, 2008, the Bank had a net worth of 9.0% of total assets.

     The table below sets forth the Bank's capital position relative to its FDIC capital requirements at September 30, 2008. The definitions of the terms used in the table are those provided in the capital regulations issued by the FDIC, and the Bank has not been notified by the FDIC of any higher capital requirements specifically applicable to it.

                                                  At September 30, 2008
                                              -----------------------------
                                                        Percent of Adjusted
                                              Amount       Total Assets (1)
                                              ------    -------------------
                                                (Dollars in thousands)

Tier 1 (leverage) capital (2)...............  $61,326          9.2%
Tier 1 (leverage) capital requirement.......   26,649          4.0
                                              -------         ----
Excess......................................  $34,677          5.2%
                                              =======         ====

Tier 1 risk adjusted capital................  $61,326         11.1%
Tier 1 risk adjusted capital requirement....   22,192          4.0
                                              -------         ----
Excess......................................  $39,134          7.1%
                                              =======         ====

Total risk-based capital....................  $68,275         12.3%
Total risk-based capital requirement........   44,384          8.0
                                              -------         ----
Excess......................................  $23,891          4.3%
                                              =======         ====
------------
(1) For the Tier 1 (leverage) capital and Washington regulatory capital calculations, percent of total average assets of $666.2 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $554.8 million.

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

     Emergency Economic Stabilization Act of 2008. In October 2008, the EESA was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program ("TARP"). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program ("CPP"). Under the CPP, the Treasury will purchase debt or equity securities from participating institutions. The TARP also will include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. The Company has submitted an initial application for the sale of preferred shares equal to 3.0% of its risk-weighted assets.

     EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase expires at the end of 2009 and it not covered by deposit insurance premiums paid by the banking industry.

     Real Estate Lending Standards. FDIC regulations require the Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans. These standards, which must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions. The Bank's Board of Directors is required to review and approve the Bank's standards at least annually. The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans. Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan-to-value ratios should not exceed 100% of total capital, and the total of all loans for commercial, agricultural, multifamily or other non-one-to-four-family residential properties should not exceed 30% of total capital. Loans in excess of the supervisory loan-to-value ratio limitations must be identified in the Bank's records and reported at least quarterly to the Bank's Board of Directors. The Bank is in compliance with the record and reporting requirements. As of September 30, 2008, the Bank's aggregate loans in excess of the supervisory loan-to-value ratios were 19% of total capital and the Bank's loans on commercial, agricultural, multifamily or other non-one-to-four-family residential properties in excess of the supervisory loan-to-value ratios were 16% of total capital.

     Initiatives Prompted by the Subprime Mortgage Crisis. In response to the recent subprime mortgage crisis," federal and state regulatory agencies have focused attention on subprime and nontraditional mortgage products both with an aim toward enhancing the regulation of such loans and providing relief to adversely affected borrowers.

     Guidance on Subprime Mortgage Lending. On June 29, 2007, the federal banking agencies issued guidance on subprime mortgage lending to address issues related to certain mortgage products marketed to subprime borrowers, particularly adjustable rate mortgage products that can involve "payment shock" and other risky characteristics. Although the guidance focuses on subprime borrowers, the banking agencies note that institutions should look to the principles contained in the guidance when offering such adjustable rate mortgages to non-subprime borrowers. The guidance prohibits predatory lending programs; provides that institutions should underwrite a mortgage loan on the borrower's ability to repay the debt by its final maturity at the fully-indexed rate, assuming a fully amortizing repayment schedule; encourages reasonable workout arrangements with borrowers who are in default; mandates clear and balanced advertisements and other communications; encourages arrangements for the escrowing of real estate taxes and insurance; and states that institutions should develop strong control and monitoring systems. The guidance recommends that institutions refer to the Real Estate Lending Standards (discussed above) which provide underwriting standards for all real estate loans.

     The federal banking agencies announced their intention to carefully review the risk management and consumer compliance processes, policies and procedures of their supervised financial institutions and their intention to take action against institutions that engage in predatory lending practices, violate consumer protection laws or fair lending laws, engage in unfair or deceptive acts or practices, or otherwise engage in unsafe or unsound lending practices.

     Guidance on Loss Mitigation Strategies for Servicers of Residential Mortgages. On September 5, 2007, the federal banking agencies issued a statement encouraging regulated institutions and state-supervised entities that service residential mortgages to pursue strategies to mitigate losses while preserving homeownership to the extent possible and appropriate. The guidance recognizes that many mortgage loans, including subprime loans, have been transferred into securitization trusts and servicing for such loans is governed by contract documents. The guidance advises servicers to review governing documentation to determine the full extent of their authority to restructure loans that are delinquent or are in default or are in imminent risk of default.

     The guidance encourages that servicers take proactive steps to preserve homeownership in situations where there are heightened risks to homeowners losing their homes to foreclosures. Such steps may include loan modification; deferral of payments; extensions of loan maturities; conversion of adjustable rate mortgages into fixed rate or fully indexed, fully amortizing adjustable rate mortgages; capitalization of delinquent amounts; or any combination of these actions. Servicers are instructed to consider the borrower's ability to repay the modified obligation to final maturity according to its terms, taking into account the borrower's total monthly housing-related payments as a percentage of the borrower's gross monthly income, the borrower's other obligations, and any additional tax liabilities that may result from loan modifications. Where appropriate, servicers are encouraged to refer borrowers to qualified non-profit and other homeownership counseling services and/or to government programs that are able to work with all parties and avoid unnecessary foreclosures. The guidance states that servicers are expected to treat consumers fairly and to adhere to all applicable legal requirements.

     Consumer Relief Initiative for Borrowers. In October 2007, the Treasury Secretary announced the Homeowner Assistance Initiative to encourage mortgage servicers, mortgage counselors, government officials and non-profit groups to coordinate their efforts to help struggling borrowers restructure their mortgage payments and stay in their homes. The initiative, called HOPE NOW, is aimed at coordinating and improving outreach to borrowers, developing best practices for mortgage counselors across the country and ensuring that groups able to help homeowners work out new loan arrangements with lenders have adequate resources to carry out this mission.

     Economic Stimulus Act of 2008 and Housing and Economic Recovery Act of 2008. President Bush signed the Economic Stimulus Act of 2008 into law on February 13, 2008. While the main thrust of the act is to stimulate the economy, the act also temporarily increased the maximum size of mortgage loans (the conforming loan limit) that Fannie Mae and Freddie Mac may purchase from the current $417,000 cap to a maximum of $729,750 for certain loans made during the July 1, 2007 - December 31, 2008 period. The cap on the Federal Housing Administration's conforming loan limit for mortgage loans was raised from $362,000 to $729,750 for certain loans made on or before December 31, 2008. These changes are intended, among other purposes, to provide more liquidity and stability for the jumbo loan market. The Housing and Economic Recovery Act of 2008, signed by President Bush on July 30, 2008, was designed to address a variety of issues relating to the subprime mortgage crises. This act established a new conforming loan limit for Fannie Mae and Freddie Mac in high cost areas to 150% of the conforming loan limit, to take effect after the limits established by the Economic Stimulus Act of 2008 expire. The FHA's conforming loan limit has been increased from 95% to 110% of the area median home price up to 150% of the Fannie Mae/Freddie Mac conforming loan limit, to take effect at the same time. Among other things, the Housing and Economic Recovery Act of 2008 enhanced the regulation of Fannie Mae, Freddie Mac and Federal Housing Administration loans; established a new Federal Housing Finance Agency to replace the prior Federal Housing Finance Board and Office of Federal Housing Enterprise Oversight; will require enhanced mortgage disclosures; and will require a comprehensive licensing, supervisory, and tracking system for mortgage originators. Using its new powers, on September 7, 2008 the Federal Housing Finance Agency announced that it had put Fannie Mae and Freddie Mac under conservatorship. The Housing and Economic Recovery Act of 2008 also establishes the HOPE for Homeowners program, which is a new, temporary, voluntary program to back Federal Housing Administration-insured mortgages to distressed borrowers. The new mortgages offered by Federal Housing Administration-approved lenders will refinance distressed loans at a significant discount for owner-occupants at risk of losing their homes to foreclosure.

     New Regulations Establishing Protections for Consumers in the Residential Mortgage Market. The Federal Reserve Board has issued new regulations under the federal Truth-in-Lending Act and the Home Ownership and Equity Protection Act. For mortgage loans governed by the Home Ownership and Equity Protection Act, the new regulations further restrict prepayment penalties, and enhance the standards relating to the consumer's ability to repay. For a new category of closed-end "higher-priced" mortgage loans, the new regulations restrict prepayment penalties, and require escrows for property taxes and property-related insurance for most first lien mortgage loans. For all closed-end loans secured by a principal dwelling, the new regulations prohibit the coercion of appraisers; require the prompt crediting of payments; prohibit the pyramiding of late fees; require prompt responses to requests for pay-off figures; and require the delivery of transaction-specific Truth-in-Lending Act disclosures within three business days following the receipt of an application for a closed-end home loan. The new regulations also impose new restrictions on mortgage loan advertising for both open-end and closed-end products. In general, the new regulations are effective October 10, 2009, but the rules governing escrows for higher-priced mortgages are effective on April 1, 2010, and for higher-priced mortgage loans secured by manufactured housing, on October 1, 2010.

     Pending Legislation and Regulatory Proposals. As a result of the subprime mortgage crisis, federal and state legislative agencies are considering a broad variety of legislative and regulatory proposals covering mortgage loan products, loan terms and underwriting standards, risk management practices and consumer protection. It is unclear which, if any, of these initiatives will be adopted, what effect they will have on the Company or the Bank and whether any of these initiatives will change the competitive landscape in the mortgage industry.

     Guidance on Nontraditional Mortgage Product Risks. On September 29, 2006, the federal banking agencies issued guidance to address the risks posed by nontraditional residential mortgage products, that is, mortgage products that allow borrowers to defer repayment of principal or interest. The guidance instructs institutions to ensure that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower's ability to repay the debt by final maturity at the fully indexed rate and assuming a fully amortizing repayment schedule; requires institutions to recognize, for higher risk loans, the necessity of verifying the borrower's income, assets and liabilities; requires institutions to address the risks associated with simultaneous second-lien loans, introductory interest rates, lending to subprime borrowers, non-owner-occupied investor loans, and reduced documentation loans; requires institutions to recognize that nontraditional mortgages, particularly those with risk-layering features, are untested in a stressed environment; requires institutions to recognize that nontraditional mortgage products warrant strong controls and risk management standards, capital levels commensurate with that risk, and allowances for loan and lease losses that reflect the collectibility of the portfolio; and ensure that consumers have sufficient information to clearly understand loan terms and associated risks prior to making product and payment choices. The guidance recommends practices for addressing the risks raised by nontraditional mortgages, including enhanced communications with consumers, beginning when the consumer is first shopping for a mortgage; promotional materials and other product descriptions that provide information about the costs, terms, features and risks of nontraditional mortgages, including with respect to payment shock, negative amortization, prepayment penalties, and the cost of reduced documentation loans; more informative monthly statements for payment option adjustable rate mortgages; and specified practices to avoid. Subsequently, the federal banking agencies produced model disclosures that are designed to provide information about the costs, terms, features and risks of nontraditional mortgages.

     Guidance on Real Estate Concentrations. On December 6, 2006, the federal banking agencies issued a guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank's commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The FDIC and other bank regulatory agencies will be focusing their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

     * Total reported loans for construction, land development and other land represent 100% or more of the bank's capital; or

     * Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank's total capital and the outstanding balance of the bank's commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

     The strength of an institution's lending and risk management practices with respect to such concentrations will be taken into account in supervisory evaluation of capital adequacy.

    On March 17, 2008, the FDIC issued a release to re-emphasize the importance of strong capital and loan loss allowance levels and robust credit risk management practices for institutions with concentrated commercial real estate exposures. The FDIC suggested that institutions with significant construction and development and commercial real estate loan concentrations increase or maintain strong capital levels; ensure that loan loss allowances are appropriately strong; manage construction and development and commercial real estate loan portfolios closely; maintain updated financial and analytical information on their borrowers and collateral; and bolster the loan workout infrastructure.

     Temporary Liquidity Guaranty Program. Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program ("TLGP") on October 14, 2008. The TLGP includes the Transaction Account Guarantee Program, which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts ("TAGP"). Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The TLGP also includes the Debt Guarantee Program, under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies ("DGP"). The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the eligible entity's eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. The Company did not opt out of the program.

     Activities and Investments of Insured State-Financial Institutions. Federal law generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and
(iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

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

     Federal Reserve System. The Federal Reserve Board requires under Regulation D that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits (however,as of September 30, 2008, the reserve requirement for non-personal time deposits is 0%). These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. As of September 30, 2008, the Bank's deposit with the Federal Reserve and vault cash exceeded its Regulation D reserve requirements.

     Affiliate Transactions. The Company and the Bank are separate and distinct legal entities. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates, including their bank holding companies. Transactions deemed to be a "covered transaction" under
Section 23A of the Federal Reserve Act and between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of the bank subsidiary's capital and surplus and, with respect to the parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary's capital and surplus. Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that covered transactions and certain other transactions listed in
Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

     Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the FDIC. As a result of the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance and received a rating of "satisfactory" in its latest examination.

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

     Privacy Standards. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA"), which was enacted in 1999, modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. The Bank is subject to FDIC regulations implementing the privacy protection provisions of the GLBA. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter. The privacy policy must be provided to consumers before nonpublic personal information is shared with a nonaffiliated third party. Customers and certain consumers must be provided the right to opt out of the sharing of certain information by the Bank with both affiliates and non-affiliated third parties. FDIC regulations that became mandatory on October 1, 2008 limit the right of an affiliate of the Bank to use consumer information obtained from the Bank for marketing purposes, unless the consumer is provided with a clear and conspicuous notice of his/her right to opt out from that use and the consumer has not opted out. The Bank is also subject to state privacy laws, which may impose more stringent information sharing requirements. The Bank is in compliance with these requirements.

     Bank Secrecy Act and USA Patriot Act. The Bank Secrecy Act, or the BSA, is a law that is part of the federal government's framework to prevent and detect money laundering and to deter other criminal enterprises. Under the BSA, financial institutions such as the Bank are required to maintain certain records and file certain reports regarding domestic currency transactions and cross-border transporting of currency. Among other requirements, the BSA requires financial institutions to report imports and exports of currency in the amount of $10,000 or more and, in general, all cash transactions of $10,000 or more. The BSA also requires that financial institutions report to relevant law enforcement agencies any suspicious transactions potentially involving violations of law.

     The terrorist attacks in September 2001 impacted the financial services industry and led to the enactment of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act. Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, or IMLAFATA. Pursuant to IMLAFATA, an additional purpose was added to the BSA: "To assist in the conduct of intelligence or counter-intelligence activities, including analysis, to protect against international terrorism."

     IMLAFATA also significantly expanded the role of financial institutions in combating money laundering. In particular, it required financial institutions to establish anti-money laundering programs, which, at a minimum, include internal policies, procedures, and controls designed to prevent the institution from being used for money laundering; the designation of a BSA compliance officer; ongoing employee training; and an independent audit program to test the effectiveness of the institution's anti-money laundering programs. The FDIC and the other federal banking agencies promptly adopted regulations requiring each financial institution to establish comprehensive anti-money laundering compliance programs designed to assure compliance with the BSA and otherwise meeting the statutory requirements for such programs set forth in IMLAFATA. In addition, these regulations required each financial institution to establish a customer identification program to be implemented as part of the institution's anti-money laundering compliance program.
Failure to establish and maintain such BSA/anti-money laundering programs are grounds for the taking of enforcement actions by the federal banking regulators.

     IMLAFATA authorizes the Treasury Secretary, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and/or other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

     Among its other provisions, IMLAFATA requires each financial institution to (i) establish due diligence policies, procedures, and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks, and (ii) avoid establishing, maintaining, administering, or managing correspondent accounts in the U.S. for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities, and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. IMLAFATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. IMLAFATA also requires the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities in connection with a potential bank merger under the Bank Merger Act.

     Other Consumer Protection Laws and Regulations. The Bank is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers.
While the list set forth below is not exhaustive, these include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

     The Americans with Disabilities Act requires employers with 15 or more employees and all businesses operating "commercial facilities" or "public accommodations" to accommodate disabled employees and customers. The Americans with Disabilities Act has two major objectives: (i) to prevent discrimination against disabled job applicants, job candidates and employees, and (ii) to provide disabled persons with ready access to commercial facilities and public accommodations. Commercial facilities, such as the Bank, must ensure that all new facilities are accessible to disabled persons, and in some instances may be required to adapt existing facilities to make them accessible.

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

     The Bank Holding Company Act. Under the Bank Holding Company Act, the Company is supervised by the Federal Reserve. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, the Federal Reserve provides that bank holding companies should serve as a source of strength to its subsidiary banks by being prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both.

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

     Acquisitions. The BHCA prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Under the BHCA, the Federal Reserve is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. The list of activities determined by regulation to be closely related to banking within the meaning of the BHCA includes, among other things: operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

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

     The Company's total risk based capital must equal 8% of risk-weighted assets and one half of the 8%, or 4%, must consist of Tier 1 (core) capital and its Tier 1 (core) capital must equal 4% of total assets. As of September 30, 2008, the Company's total risk based capital was 13.6% of risk-weighted assets and its risk based capital of Tier 1 (core) capital was 12.4% of risk-weighted assets.

     Sarbanes-Oxley Act of 2002. As a public company, the Company is subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act of 2002 was signed into law by President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with several accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

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

     Distributions. To the extent that the Bank makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "- Regulation of the Bank - Dividends" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

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

     Washington Taxation. The Bank is subject to a business and occupation tax imposed under Washington law at the rate of 1.50% of gross receipts. Interest received on loans secured by mortgages or deeds of trust on residential properties is exempt from such tax.

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

Personnel

     As of September 30, 2008, the Bank had 254 full-time employees and 33 part-time and on-call employees. The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees is good.

Executive Officers of the Registrant

     The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

                  Executive Officers of the Company and Bank

                     Age at                      Position
                   September -------------------------------------------------
Name               30, 2008            Company                  Bank
-----------------  --------- -------------------------  ----------------------

Michael R. Sand       54     President and Chief        President and Chief
                              Executive Officer          Executive Officer

Dean J. Brydon        41     Executive Vice President,  Executive Vice
                              Chief Financial Officer    President, Chief
                              and Secretary              Financial Officer and
                                                         Secretary

Robert A. Drugge      57     Executive Vice President   Executive Vice
                                                         President and
                                                         Business Banking
                                                         Division Manager

John P. Norawong      43     Executive Vice President   Executive Vice
                                                         President and
                                                         Community Banking
                                                         Division  Manager

Marci A. Basich       39     Senior Vice President and  Senior Vice President
                             Treasurer                   and Treasurer

Kathie M. Bailey      57     Senior Vice President      Senior Vice President
                                                         and Chief Operations
                                                         Officer

Michael J. Scott      62                                Senior Vice President
                                                         and Chief Credit
                                                         Administrator

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

     Michael J. Scott has been affiliated with the Bank since January 2008 and has served as Senior Vice President and Chief Credit Administrator. Prior to joining Timberland, Mr. Scott was employed by Bank of America where he was a Senior Vice President and Senior Credit Products Officer for the past several years in both Seattle and Tacoma. He began his banking career at Seafirst in 1973, which was acquired by Bank America Corp. and became known as Bank of America.

Item 1A.  Risk Factors
----------------------

     We assume and manage a certain degree of risk in order to conduct our business strategy. In addition to the risk factors described below, other risks and uncertainties not specifically mentioned, or that are currently known to, or deemed to be immaterial by management, also may materially and adversely affect our financial position, results of operation and/or cash flows. Before making an investment decision, you should carefully consider the risks described below together with all of the other information included in this Form 10-K. If any of the circumstances described in the following risk factors actually occur to a significant degree, the value of our common stock could decline, and you could lose all or part of your investment.

Business Risks

Our business may be adversely affected by downturns in the local economies on which we depend that could adversely impact our results of operations and financial condition.

     Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. In 2007, the housing and real estate sectors experienced an economic slowdown that has continued into 2008. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse impacts on business:

     * A decrease in the demand for loans and other products and services offered by us;
     *     A decrease in the value of our loans held for sale;
     *     An increase or decrease in the usage of unfunded commitments; or
     * An increase in the number of our customers and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of non-performing assets, net charge-offs, provision for loan losses, and valuation adjustments on loans held for sale.

Downturns in the real estate markets in our primary market areas could hurt our business.

     Our business activities and credit exposure are primarily concentrated in our local market areas of Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis Counties. Our residential loan portfolio, and our commercial real estate and multi-family loan portfolio and a certain number of our other loans have been affected by the downturn in the residential real estate market. We anticipate that further declines in the real estate markets in our primary market areas will negatively impact our business. As of September 30, 2008, substantially all of our loan portfolio consisted of loans secured by real estate located in Washington. If real estate values continue to decline the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans. The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

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

Our loan portfolio includes increased risk due to changes in category composition of the portfolio. The percentage of loans secured by first mortgages on one-to four-family residential properties has decreased as the portfolio has been positioned into higher-yielding loan categories that typically involve a higher degree of risk.

     From September 30, 2004 through September 30, 2008, our total loans have grown by 54.8%. During this period the percentage of one- to four-family loans in the loan portfolio has decreased to 18.4% from 25.3%. Our commercial real estate loans, construction and land development loans, multi-family loans, land loans, commercial business loans, and consumer loans accounted for approximately 81.6% of our total loan portfolio as of September 30, 2008. We consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties, and therefore, may cause higher future loan losses. Accordingly, as a result of the inherent risks associated with these types of loans, and the unseasoned nature of a portion of these loans, it may become necessary to increase the level of our provision for loan losses. An increase in our provision for loan losses would reduce our profits.

     For further information concerning the risks associated with multi-family, and commercial real estate loans, construction loans, and consumer loans, see "Item 1. Business - Lending Activities."

We have increased our construction and land development lending which presents greater risk than one- to four-family and consumer lending.

     From September 30, 2004 through September 30, 2008, our total construction and land development loans have grown by 35.0%. During this period the percentage of construction and land development loans in the loan portfolio increased to 30.5% from 26.9%. Construction lending is generally considered to involve a higher level of risk as compared to single-family residential or consumer lending, as a result of the concentration of principal in a limited number of loans and borrowers, and the effects of general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences. Construction loans on land under development or held for future construction also poses additional risk because of the lack of income being produced by the property and the potential illiquid nature of the security.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

     Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investment securities and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivity of our assets and liabilities and the relationships of various interest rates to each other. Over any period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates. Changes in levels of market interest rates could materially adversely affect our net interest spread, asset quality, origination volume and overall profitability.

     Interest rates have recently decreased after increasing for several years. The U.S. Federal Reserve increased its target for the federal funds rate 17 times, from 1.00% to 5.25% during the period from June 30, 2004 to June 29, 2006. The target rate for federal funds remained at 5.25% until September 18, 2007 when the U.S. Federal Reserve began a series of nine rate reductions that lowered the target rate by 425 points to 1.00% on October 29, 2008. A sustained falling interest rate environment would negatively impact margins as the Bank has more interest earning assets that would adjust downward than interest-bearing liabilities that would adjust downward.

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

     The FDIC, along with the Federal Reserve and the Office of the Comptroller of the Currency, has issued final guidance for financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties and loans for construction, land development, and other land represent 300% or more of total capital and its construction loan portfolio has increase 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and increasing capital requirements. Based on the Bank's projected commercial real estate lending levels, it is considered to have a concentration in commercial real estate lending and must implement the practices outlined in the final guidance.

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

     We rely on customer deposits and advances from the FHLB of Seattle and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if our financial condition or the financial condition of the FHLB of Seattle or market conditions were to change. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our profitability would be adversely affected.

     Although we consider such sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable or are not available on reasonable terms, our growth and future prospects could be adversely affected.

If our allowance for loan losses is not sufficient to cover future loan losses, our earnings could decrease.

     We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review several factors including our loan loss and delinquency experience, underwriting practices, and economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover future losses in the loan portfolio, resulting in the need for greater additions to our allowance. Material additions to the allowance could materially decrease our net income. Our allowance for loan losses was 1.42% of total loans receivable (net) and 67.1% of non-performing loans at September 30, 2008.

     In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.

Our deposit insurance premiums are expected to increase substantially, which will adversely affect our profits.

     Our deposit insurance premiums during fiscal 2008 totaled $296,000.
These premiums were, however, offset by $166,000 in credits, leaving the net expense recorded for deposit insurance premiums during the year ended September 30, 2008 at $130,000. These credits were fully depleted during the quarter ended June 30, 2008. Those premiums are expected to increase in 2009 due to recent strains on the FDIC deposit insurance fund due to the cost of large bank failures and increase in the number of troubled banks. The current rates for FDIC assessments have ranged from 5 to 43 basis points, depending on the health of the insured institution. The FDIC has proposed increasing that assessment range to 12 to 50 basis points for the first quarter of 2009. For the remainder of 2009, it has proposed a range of 10 to 45 basis points for institutions that do not trigger risk factors for brokered deposits and unsecured debt and higher rates for those that do trigger those risk factors. The FDIC also proposed that it could increase assessment rates in the future without formal rulemaking.

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

    We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, such failures, interruptions or security breaches may still occur and, if they do occur, they may not be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

     We rely on third-party service providers for much of our communications, information, operating and financial control systems technology. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we may not be able to negotiate terms that are as favorable to us, or obtain services with similar functionality, as found in our existing systems, without the need to expend substantial resources, if at all. Any of these circumstances could have an adverse effect on our business.

We rely on dividends from subsidiaries for most of our revenue.

     The Company is a separate and distinct legal entity from its subsidiary. We receive substantially all of our revenue from dividends from our subsidiary. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the Company. Also, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. In the event the Bank is unable to pay dividends to the Company, we may not be able to service our debt, pay obligations or pay dividends on our common stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock and our ability to attract additional deposits.

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

Risks Related to the U.S. Financial Industry

Recently enacted legislation and other measures undertaken by the Treasury, the Federal Reserve and other governmental agencies to help stabilize the U.S. financial system or improve the housing market may not be successful.

     On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the "EESA"), which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program ("TARP"). EESA gives broad authority to Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assts that triggered the current economic crisis as well as other "troubled assets." EESA includes additional provisions directed at bolstering the economy, including:

     * Authority for the Federal Reserve to pay interest on depository institution balances;

     *     Mortgage loss mitigation and homeowner protection;

     * Temporary increase in FDIC insurance coverage from $100,000 to $250,000 through December 31, 2009; and

     * Authority to the SEC to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

      Pursuant to the TARP, the Treasury has the authority to, among other things, purchase up to $700 billion (of which $250 billion is currently available) of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. In addition, the Treasury has created a capital purchase program, under the TARP pursuant to which it is providing access to capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions that will serve as Tier I capital. The Company submitted an initial application for the sale of preferred shares equal to 3.0% of its risk-weighted assets.

     EESA also contains a number of significant employee benefit and executive compensation provisions, some of which apply to employee benefit plans generally, and others which impose on financial institutions that participate in the TARP program restrictions on executive compensation.

     EESA followed, and has been followed by, numerous actions by the Federal Reserve, Congress, Treasury, the SEC and others to address the currently liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate, including a 50 basis point decrease on October 8, 2008; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

     In addition, the Internal Revenue Service has issued an unprecedented wave of guidance in response to the credit crisis, including a relaxation of limits on the ability of financial institutions that undergo an "ownership change" to utilize their pre-change net operating losses and net unrealized built-in losses. The relaxation of these limits may make significantly more attractive the acquisition of financial institutions whose tax basis in their loan portfolios significantly exceeds the fair market value of those portfolios.

     On October 14, 2008, the FDIC announced the establishment of a temporary liquidity guarantee program to provide full deposit insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt issued by FDIC-insured institutions and their holding companies. Insured institutions are automatically covered by this program for the period commencing October 14, 2008 and will continue to be covered as long as they do not opt out of the program by December 5, 2008. We did not opt out of the program. Under the program, the FDIC will guarantee timely payment of newly issued senior unsecured debt issued on or before June 30, 2009. The debt includes all newly issued unsecured senior debt (e.g., promissory notes, commercial paper and inter-bank funding). The aggregate coverage for an institution may not exceed 125% of its debt outstanding on September 30, 2008 that was scheduled to mature before June 30. 2009, or for certain insured institutions, 2% of liabilities as of September 30, 2008. The guarantee will extend to June 30, 2012 even if the maturity of the debt is after that date. Many details of the program still remain to be worked out.

     The actual impact that EESA and such related measures undertaken to alleviate the liquidity and credit crisis will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced is unknown The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. The specific impact that such measures may have on us, and whether we will be eligible to obtain capital from the Treasury under the TARP program, is also unknown.

Difficult market conditions have adversely affected our industry.

     We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions such as our Company. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

     * We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

     * Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite our customers become less predictive of future behaviors.

     * The analysis we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments. Forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, may no longer be capable of accurate estimation. This may impact the reliability of our analysis.

     * Our ability to borrow from other financial institutions on favorable terms, or at all, could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

     * Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

     * We may be required to pay significantly higher deposit insurance premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Current levels of market volatility are unprecedented.

     The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. If current levels of market disruption and volatility continue or worsen our ability to access capital may be adversely affected which, in turn, could adversely affect our business, financial condition and results of operations.

Item 1B.  Unresolved Staff Comments
-----------------------------------

     Not applicable.

Item 2.  Properties
-------------------

     At September 30, 2008 the Bank operated 21 full service facilities and one loan production office. The following table sets forth certain information regarding the Bank's offices, all of which are owned, except for the Tacoma office, the Gig Harbor office, the Lacey office at 1751 Circle Lane SE, the Centralia loan production office, and the Check Processing Department office at 504 8th Street, which are leased.

                                              Approximate       Deposits at
Location                       Year Opened  Square Footage  September 30, 2008
---------------------------    -----------  --------------  ------------------
                                                              (In thousands)

Main Office:
624 Simpson Avenue                 1966          7,700           $111,367
Hoquiam, Washington 98550

Branch Offices:

300 N. Boone Street                1974          3,400             32,314
Aberdeen, Washington 98520

201Main Street South               2004          3,200             48,171
Montesano, Washington 98563

361 Damon Road                     1977          2,100             23,080
Ocean Shores, Washington 98569

2418 Meridian East                 1980          2,400             34,495
Edgewood, Washington 98371

202 Auburn Way South               1994          4,200             19,652
Auburn, Washington 98002

12814 Meridian East (South Hill)   1996          4,200             36,764
Puyallup, Washington 98373

1201 Marvin Road, N.E.             1997          4,400             13,169
Lacey, Washington 98516

101 Yelm Avenue W.                 1999          1,800             13,086
Yelm, Washington 98597

20464 Viking Way NW                1999          3,400              6,947
Poulsbo, Washington  98370

2419 224th Street E.               1999          3,900             17,785
Spanaway, Washington 98387

801 Trosper Road SW                2001          3,300             19,792
Tumwater, Washington 98512

7805 South Hosmer Street           2001          5,000             10,177
Tacoma, Washington 98408

                       (table continued on following page)

                                              Approximate       Deposits at
Location                       Year Opened  Square Footage  September 30, 2008
---------------------------    -----------  --------------  ------------------
                                                              (In thousands)

2401 Bucklin Hill Road              2003          4,000           12,108
Silverdale, Washington 98383

423 Washington Street SE            2003          3,000           11,799
Olympia, Washington 98501

3105 Judson St                      2004          2,700            7,276
Gig Harbor, Washington 98335

117 N. Broadway                     2004          3,700           13,599
Aberdeen, Washington 98520

313 West Waldrip                    2004          5,900           23,420
Elma, Washington 98541

1751 Circle Lane SE                 2004            900           11,192
Lacey, Washington 98503

101 2nd Street                      2004          1,800           17,640
Toledo, Washington 98591

209 NE 1st Street                   2004          3,400           14,739
Winlock, Washington 98586

Loan Production Office:

1641 Kresky Avenue, Suite 2         2006            800
Centralia, Washington 98531

Check Processing Facility:

504 8th Street                      2003          5,400
Hoquiam, Washington 98550

Loan Center/Data Center:

120 Lincoln Street                  2003          6,000
Hoquiam, Washington 98550

Other Properties:

305 8th Street(1)
Hoquiam, Washington 98550           2004          4,100

-----------
(1) Office at 305 8th Street, Hoquiam, Washington was consolidated into the office at 624 Simpson Avenue, Hoquiam, Washington on November 15, 2004. The building is currently being used for storage and other administrative purposes.

     Management believes that all facilities are appropriately insured and are adequately equipped for carrying on the business of the Bank.

     At September 30, 2008 the Bank operated 21 proprietary ATMs that are part of a nationwide cash exchange network.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2008.

                                    PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
---------------------------------------------------------------------------
and Issuer Purchases of Equity Securities
-----------------------------------------

     The Company's common stock is traded on the Nasdaq Global Market under the symbol "TSBK." As of November 30, 2008, there were 6,980,329 shares of common stock issued and approximately 650 shareholders of record. The following table sets forth the market price range of the Company's common stock for the years ended September 30, 2008 and 2007. This information was provided by the Nasdaq Stock Market. All amounts have been adjusted to reflect the two-for-one stock split, paid in the form of a 100% stock dividend, on June 5, 2007.



                                   High       Low     Dividends
                                 --------   -------   ---------
Fiscal 2008
First Quarter..................   $16.28    $11.85      $0.10
Second Quarter.................    13.00     10.55       0.11
Third Quarter..................    12.34      7.80       0.11
Fourth Quarter.................     9.40      5.90       0.11

                                   High       Low     Dividends
                                 --------   -------   ---------
Fiscal 2007
First Quarter..................   $18.94    $17.48      $0.09
Second Quarter.................    18.82     17.63       0.09
Third Quarter..................    18.61     15.70       0.09
Fourth Quarter.................    16.40     15.10       0.10

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

Stock Repurchases

     The Company has had various buy-back programs since January 1998. On February 25, 2008, the Company announced a plan to repurchase 343,468 shares of the Company's common stock. This was the Company's 16th stock repurchase plan. As of September 30, 2008, the Company had not repurchased any shares under this plan. Cumulatively, the Company has repurchased 7,783,934 shares at an average price of $8.98 per share. This represents 58.9% of the 13,225,000 shares that were issued when the Company went public in January 1998.

     The following table sets forth the Company's repurchases of its outstanding Common Stock during the fourth quarter of the year ended September 30, 2008.

                                                                 Maximum
                                                 Total Number   Number (or
                                                  of Shares    Approximate
                                                 Purchased as  Dollar Value)
                           Total                   Part of    of Shares that
                         Number of    Average     Publicly      May Yet Be
                          Shares     Price Paid   Announced     Purchased
       Period            Purchased    per Share     Plans     Under the Plans
-----------------------  ---------   ----------  -----------  ---------------
July 1, 2008 -
 July 31, 2008.........      --           --          --          343,468

August 1, 2008 -
 August 31, 2008.......      --           --          --          343,468

September 1, 2008 -
 September 30, 2008....      --           --          --          343,468
Total..................      --           --          --          343,468

     The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq U.S. Companies Index and with the SNL $250 to $500 Million Asset Thrift Index and the SNL $500 to $1 Billion Asset Thrift Index, peer group indices. Total return assumes the reinvestment of all dividends and that the value of the Company's Common Stock and each index was $100 on September 30, 2003.




[GRAPH APPEARS HERE]












                                           Period Ending
                    ----------------------------------------------------------
Index               09-30-03  09-30-04  09-30-05  09-30-06  09-30-07  09-30-08
------------------- --------  --------  --------  --------  --------  --------
Timberland Bancorp,
  Inc.............. $100.00    100.64    102.06    158.11    143.99    72.34
NASDAQ Composite...  100.00    106.25    120.41    126.39    151.18   117.06
SNL $250m-$500 M
 Thrift Index......  100.00    112.57    110.69    120.45    111.30    94.64
SNL $500m-$1 B
 Thrift Index......  100.00    112.71    114.99    133.59    128.75    96.40

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

                                              At September 30,
                               ---------------------------------------------
                                2008      2007      2006     2005      2004
                               ------    ------    ------   ------    ------
                                                 (In thousands)
SELECTED FINANCIAL CONDITION
 DATA:

Total assets................ $681,883  $644,848  $577,087  $552,765  $460,419
Loans receivable and loans
 held for sale, net.........  557,687   515,341   424,645   388,109   344,594
Investment securities
 available-for-sale.........       --    50,851    63,805    65,860    41,560
Investment securities
 held-to-maturity...........       28        --        --        --        --
Mortgage-backed securities
 held-to-maturity...........   14,205        71        75       104       174
Mortgage-backed securities
 available-for-sale.........   17,098    13,047    17,603    23,735    18,329
FHLB Stock..................    5,705     5,705     5,705     5,705     5,682
Cash and due from financial
 institutions, interest-
 bearing deposits in banks
 and fed funds sold.........   42,874    16,670    22,889    28,718    19,833
Deposits....................  498,572   466,735   431,061   411,665   319,570
FHLB advances...............  104,628    99,697    62,761    62,353    65,421
Shareholders' equity........   74,841    74,547    79,365    74,642    72,817


                                         Year Ended September 30,
                               ---------------------------------------------
                                2008      2007      2006     2005      2004
                               ------    ------    ------   ------    ------
                                   (In thousands, except per share data)
SELECTED OPERATING DATA:

Interest and dividend
 income.....................  $43,338   $41,944   $35,452   $30,936   $26,571
Interest expense............   16,413    15,778    10,814     8,609     7,325
                              -------   -------   -------   -------   -------
Net interest income.........   26,295    26,166    24,638    22,327    19,246
Provision for loan losses...    3,900       686        --       141       167
                              -------   -------   -------   -------   -------
Net interest income after
 provision for loan losses..   23,025    25,480    24,638    22,186    19,079
Non-interest income.........    4,178     5,962     6,244     6,073     4,576
Non-interest expense........   20,374    19,451    18,896    18,536    15,575
Income before income taxes..    6,829    11,991    11,986     9,723     8,080
Federal income taxes........    2,824     3,828     3,829     3,105     2,492
                              -------   -------   -------   -------   -------
Net income..................  $ 4,005   $ 8,163   $ 8,157   $ 6,618   $ 5,588
                              =======   =======   =======   =======   =======
Earnings per share (1):
  Basic.....................  $  0.62   $  1.20   $  1.16   $  0.95   $  0.77
  Diluted...................  $  0.61   $  1.17   $  1.12   $  0.91   $  0.73
Dividends per share (1).....  $  0.43   $  0.37   $  0.33   $  0.31   $  0.29
Dividend payout ratio.......    74.33%    32.86%    30.55%    35.01%    41.52%

------------------
(1) Have been restated to reflect the two-for-one split of common stock, in the form of a 100% stock dividend paid on June 5, 2007.

                                               At September 30,
                               ---------------------------------------------
                                2008      2007      2006     2005      2004
                               ------    ------    ------   ------    ------
OTHER DATA:

Number of real estate loans
 outstanding.................   3,261     3,295     3,005    3,022     2,857
Deposit accounts.............  53,501    53,166    51,392   51,496    40,348
Full-service offices.........      21        21        21       21        16


                                 At or For the Year Ended September 30,
                               ---------------------------------------------
                                2008      2007      2006     2005      2004
                               ------    ------    ------   ------    ------
KEY FINANCIAL RATIOS:

Performance Ratios:
 Return on average
  assets (1).................   0.61%     1.34%     1.47%    1.23%     1.24%
 Return on average
  equity (2).................   5.35     10.67     10.59     9.08      7.52
 Interest rate spread (3)....   3.98      4.18      4.49     4.30      4.30
 Net interest margin (4).....   4.41      4.69      4.91     4.60      4.67
 Average interest-earning
  assets to average
  interest-bearing
  liabilities................ 115.70    118.01    119.20   116.56    120.68
 Noninterest expense as a
  percent of average total
  assets.....................   3.10      3.20      3.41     3.44      3.46

 Efficiency ratio (5)........  65.50     60.54     61.19    65.27     65.38
 Book value per share (6).... $10.74    $10.72    $10.56   $ 9.93    $ 9.38
 Book value per share (7)....  11.34     11.39     11.22    10.65     10.14
Tangible book value per
 share (6)(8)................   9.79      9.73      9.61     8.93      9.38
Tangible book value per
 share (7)(8)................  10.34     10.34     10.21     9.58     10.14

Asset Quality Ratios:
 Non-accrual and 90 days
  or more past due loans
  as a percent of total
  loans receivable, net......   2.12%     0.29%     0.02%    0.75%     0.41%
 Non-performing assets as
  a percent of total
  assets (9).................   1.83      0.23      0.02     0.62      0.40
 Allowance for loan losses as
  a percent of total loans
  receivable, net (10).......   1.44      0.92      0.96     1.05      1.14
 Allowance for losses as a
  percent of non-performing
  loans (11).................  67.14    321.95  5,152.50   140.09    276.77
 Net charge-offs (recoveries)
  to average outstanding
  loans......................   0.12        --     (0.01)    0.01      0.02
Capital Ratios:
 Total equity-to-assets
  ratio......................  10.98%    11.56%    13.75%   13.50%    15.82%
 Tangible equity-to-assets
  ratio......................  10.00     10.49     12.51    12.15     15.82
 Average equity to average
  assets (12)................  11.47     12.58     13.90    13.53     16.52

--------------
(1)   Net income divided by average total assets.

(2)   Net income divided by average total equity.
(3) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(4) Net interest income (before provision for loan losses) as a percentage of average interest-earning assets.
(5) Other expenses (excluding federal income tax expense) divided by the sum of net interest income and noninterest income.
(6) Calculation includes Employee Stock Ownership Plan ("ESOP") shares not committed to be released.
(7)   Calculation excludes ESOP shares not committed to be released.
(8) Calculation subtracts goodwill and core deposit intangible from the equity component.
(9) Non-performing assets include non-accrual loans, other real estate owned and other repossessed assets.
(10) Loans receivable includes loans held for sale and is before the allowance for loan losses.
(11) Non-performing loans include non-accrual loans. Troubled debt restructured loans that are on accrual status are not included.
(12)  Average total equity divided by average total assets.

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

Special Note Regarding Forward-Looking Statements

     Management's Discussion and Analysis and Results of Operations and other portions of this Form 10-K contain certain "forward-looking statements" concerning future operations of the Company. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in this Annual Report. The Company has used "forward-looking statements" to describe future plans and strategies, including its expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control expenses, deposit flows, demand for mortgages and other loans, real estate values, vacancy rates, results of examinations by banking regulatory agencies, competition, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements. The Company does not undertake to update any "forward-looking statement" that may be made on behalf of the Company.

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

New Accounting Pronouncements

     For a discussion of new accounting pronouncements and their impact on the Company, see Note 1 of the Notes to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Operating Strategy

     The Company is a bank holding company which operates primarily through its subsidiary, the Bank. The Bank is a community-oriented bank which has traditionally offered a wide variety of savings products to its retail customers while concentrating its lending activities on real estate loans. The primary elements of the Bank's operating strategy include:

     Diversify Primary Market Area by Expanding Branch Office Network. In an effort to lessen its dependence on the Grays Harbor County market whose economy has historically been tied to the timber and fishing industries, the Bank has opened branch offices in Pierce, King, Thurston and Kitsap Counties. Pierce, King, Thurston and Kitsap Counties contain the Olympia, Bremerton, and Seattle-Tacoma metropolitan areas and their economies are more diversified with the presence of government, aerospace and computer technology industries. In October 2004, the Bank continued its geographic diversification by acquiring two branches in Lewis County as part of a seven-branch acquisition. In August 2008, the Bank announced plans to open an additional full-service branch in Lewis County. The Bank's existing loan production office in Lewis County will be consolidated into the new facility, which is expected to open in 2009.

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

     Emphasize Residential Mortgage Lending. The Bank has historically attempted to establish itself as a niche lender in its primary market areas by focusing a part of its lending activities on the origination of loans secured by one-to four-family residential dwellings, including loans for the construction of residential dwellings. In an effort to meet the credit needs of borrowers in its primary market areas, the Bank originates one- to four-family mortgage loans that do not qualify for sale in the secondary market under FHLMC guidelines. The Bank has also been an active participant in the secondary market, originating residential loans for sale to the FHLMC on a servicing retained basis. The Bank occasionally retains fixed-rate one- to four-family mortgage loans in its portfolio for yield and asset-liability management purposes.

     Emphasize the Origination of Commercial Real Estate and Commercial Business Loans. The Bank has hired additional commercial loan officers since 2006 for the purpose of increasing the Bank's origination of commercial real estate and commercial business loans.

     Increase the Consumer Loan Portfolio. In 2001 the Bank hired a consumer loan specialist to increase the origination of consumer loans. The consumer loans generated since that time have been secured primarily by real estate. The Bank expects to continue expanding its portfolio of consumer loans.

     Pursue Low Cost Core Deposits and Deposit Related Fee Income. The Bank has placed an emphasis on attracting commercial and personal checking accounts. These transactional accounts typically provide a lower cost of funding than certificates of deposit accounts and generate non-interest fee income. In October 2004, the Bank increased its transaction account base by acquiring seven branches and the related deposits.

Market Risk and Asset and Liability Management

     General. Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investment, deposit and borrowing activities. The Bank, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. Management actively monitors and manages its interest rate risk exposure. Although the Bank manages other risks, such as credit quality and liquidity risk, in the normal course of business management considers interest rate risk to be its most significant market risk that could potentially have the largest material effect on the Bank's financial condition and results of operations. The Bank does not maintain a trading account for any class of financial instruments nor does it engage in hedging activities. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk.

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

     Sharp increases or decreases in interest rates may adversely affect the Bank's earnings. Management of the Bank monitors the Bank's interest rate sensitivity through the use of a model provided for the Bank by FIMAC Solutions, LLC ("FIMAC"), a company that specializes in providing the financial services industry interest risk rate risk and balance sheet management services. Based on a rate shock analysis prepared by FIMAC, an immediate increase in interest rates of 200 basis points would increase the Bank's projected net interest income by approximately 5.7%, primarily because a larger portion of the Bank's interest rate sensitive assets than interest rate sensitive liabilities would reprice within a one year period. Similarly, an immediate 200 basis point decrease in interest rates would negatively affect net interest income by approximately 7.0%, as repricing would have the opposite effect. See "- Quantitative Aspects of Market Risk" below for additional information. Management has sought to sustain the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Bank actively originates adjustable-rate loans for retention in its loan portfolio. Fixed-rate mortgage loans with maturities greater than seven years generally are originated for the immediate or future resale in the secondary mortgage market. At September 30, 2008, adjustable-rate mortgage loans constituted $216.1 million or 58.6%, of the Bank's total mortgage loan portfolio due after one year. Although the Bank has sought to originate ARM loans, the ability to originate such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer fixed-rate loans.

     Consumer loans and construction and land development loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Bank's exposure to fluctuations in interest rates. At September 30, 2008, the construction and land development, and consumer loan portfolios amounted to $186.3 million and $59.3 million, or 30.5% and 9.7% of total loans receivable (including loans held for sale), respectively.

     Quantitative Aspects of Market Risk. The model provided for the Bank by FIMAC estimates the changes in net portfolio value ("NPV") and net interest income in response to a range of assumed changes in market interest rates.
The model first estimates the level of the Bank's NPV (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment. In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates. The model then recalculates the Bank's NPV under different interest rate scenarios. The change in NPV under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk. The following table is provided by FIMAC based on data at September 30, 2008.

                   Net Interest Income(1)(2)       Current Market Value
  Projected    ------------------------------  -------------------------------
Interest Rate  Estimated  $ Change   % Change  Estimated  $ Change   % Change
  Scenario       Value    from Base  from Base   Value    from Base  from Base
-------------  ---------  ---------  --------- ---------  ---------  ---------
                                   (Dollars in thousands)

    +300        $26,633    $ 2,059      8.38%   $80,443    $(7,750)   (8.79)%
    +200         25,981      1,407      5.72     82,749     (5,444)   (6.17)
    +100         25,330        756      3.07     85,849     (2,344)   (2.66)
    BASE         24,574         --        --     88,193         --       --
    -100         23,906       (668)    (2.72)    87,030     (1,163)   (1.32)
    -200         22,844     (1,730)    (7.04)    84,869     (3,324)   (3.77)
    -300         21,942     (2,632)   (10.71)    82,193     (6,000)   (6.80)

-------------
(1)  Does not include loan fees.
(2) Includes BOLI income, which is included in non-interest income on the Consolidated Financial Statements.

     Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit decay, and should not be relied upon as indicative of actual results. Furthermore, the computations do not reflect any actions management may undertake in response to changes in interest rates.

     In the event of a 200 basis point decrease in interest rates, the Bank would be expected to experience a 3.8% decrease in NPV and a 7.0% decrease in net interest income. In the event of a 200 basis point increase in interest rates, a 6.2% decrease in NPV and a 5.7% increase in net interest income would be expected. Based upon the modeling described above, the Bank's asset and liability structure generally results in decreases in net interest income in a declining interest rate scenario and increases in net interest income in a rising rate scenario. This structure also generally results in decreases in NPV in rising and declining rate scenarios.

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

Comparison of Financial Condition at September 30, 2008 and September 30, 2007

     The Company's total assets increased by $37.1 million, or 5.7%, to $681.9 million at September 30, 2008 from $644.8 million at September 30, 2007, primarily attributable to a $42.4 million increase in net loans receivable and a $26.2 million increase in cash equivalents. These increases were partially offset by a $32.7 million decrease in investment and mortgage-backed securities. This asset growth was primarily funded by a $31.9 million increase in deposits and a $4.9 million increase in FHLB advances.

     The Company's capital increased by $294,000, or 0.4%, to $74.8 million at September 30, 2008 from $74.5 million at September 30, 2007, primarily as a result of retained net income and proceeds from the exercise of stock options, reduced by the payment of cash dividends and share repurchases. The Company remains well capitalized with a total capital to risk-weighted assets ratio of 13.6% at September 30, 2008.

     A more detailed explanation of the changes in significant balance sheet categories follows:

     Cash Equivalents: Cash equivalents increased by $26.2 million or 157.2% to $42.9 million at September 30, 2008 from $16.7 million at September 30, 2007. The increase was primarily reflected in a $21.7 million increase in federal funds sold as the Company increased its liquidity position.

     Investment Securities and Mortgage-backed Securities and FHLB Stock:
Investment and mortgage-backed securities (including FHLB stock) decreased by $32.7 million or 46.8% to $37.0 million at September 30, 2008 from $69.7 million at September 30, 2007, primarily as the result of the maturity or call of U.S. agency securities, the redemption of mutual funds, and regular amortization and prepayments on mortgage-backed securities. In June 2008, the Company redeemed its $29.1 million investment in the AMF family of mutual funds for the underlying securities and cash, and recorded a loss of $2.8 million. The Company used the proceeds from the security maturities and prepayments to fund loan growth rather than reinvesting into investment securities. For additional details on investments and mortgage-backed securities, see "Item 1. Business - Investment Activities" and Note 3 of the Notes to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplemental Data."

     Loans Receivable and Loans Held for Sale, Net of Allowance for Loan
Losses: Net loans receivable, including loans held for sale, increased by $42.4 million or 8.2% to $557.7 million at September 30, 2008 from $515.3 million at September 30, 2007. The increase in the portfolio was primarily a result of a $22.4 million increase in construction loans (net of the undisbursed portion of construction loans in process), an $18.4 million increase in commercial real estate loans, a $9.9 million increase in one- to four-family mortgage loans, and a $2.9 million increase in commercial business loans. These increases were partially offset by a $9.2 million decrease in multi-family loans.

     Loan originations (including participation interests purchased) decreased by 12.7% to $261.4 million for the year ended September 30, 2008 from $299.4 million for the year ended September 30, 2007. The decrease in loan originations was primarily a result of lower demand for financing in the Bank's market areas due to a slowing economy and a tightening in the Bank's underwriting standards. The Bank sold $45.3 million in fixed rate one- to four-family mortgage loans during the year ended September 30, 2008 compared
to $29.9 million for the fiscal year ended September 30, 2007.    For
additional information on loans, see "Item 1. Business - Lending Activities" and Note 4 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

     Premises and Equipment: Premises and equipment increased by $309,000 to $16.9 million at September 30, 2008 from $16.6 million at September 30, 2007. The increase was primarily as a result of the purchase of land for the Bank's new branch facility that will be constructed in Lewis County, and remodeling costs associated with several branch offices. These increases were partially offset by depreciation and the sale of a building in Grays Harbor County that previously served as a branch facility. For additional information on premises and equipment, see "Item 2. Properties" and Note 6 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

     Other Real Estate Owned ("OREO"): OREO and other repossessed items totaled $511,000 at September 30, 2008 and consisted of one single family residence in Pierce County and two vehicles. The Company did not have any OREO or other repossessed items at September 30, 2007. For additional information on OREOs, see "Item 1. Business - Lending Activities - Non-performing Assets" and Note 7 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

     Goodwill and Core Deposit Intangible ("CDI"): Goodwill and CDI decreased by $249,000 to $6.6 million at September 30, 2008 from $6.9 million at September 30, 2007 due to scheduled amortization of CDI. The Company recorded goodwill and CDI in connection with the October 2004 acquisition of seven branches and related deposits. The Company performed its annual review of goodwill as of June 30, 2008 and determined that there was no impairment to goodwill. For additional information of Goodwill and CDI, see Note 1 and Note 8 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplemental Data."

     Deposits: Deposits increased by $31.9 million, or 6.8%, to $498.6 million at September 30, 2008 from $466.7 million at September 30, 2007, primarily due to a $22.3 million increase is money market accounts, a $10.1 million increase in N.O.W. checking accounts, and a $2.5 million increase in certificates of deposit accounts. These increases were partially offset by a $3.0 million decrease in non-interest bearing accounts. The increase in money market accounts was partially a result of a $10.5 million short-term deposit by a commercial customer that was transferred out of the deposit base and into the Bank's Certificate of Deposit Registry Service ("CDARS") program in early October 2008. For additional information on deposits, see "Item 1. Business - Deposit Activities and Other Sources of Funds" and Note 9 of the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

     FHLB Advances and Other Borrowings: FHLB advances and other borrowings increased by $5.1 million, or 5.1%, to $105.4 million at September 30, 2008 from $100.3 million at September 30, 2007 as the Bank used additional advances to fund loan portfolio growth. For additional information on borrowings, see "Item 1. Business - Deposit Activities and Other Sources of Funds - Borrowings" and Notes 10 and 11 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

     Shareholders' Equity: Total shareholders' equity increased by $294,000, or 0.4%, to $74.8 million at September 30, 2008 from $74.5 million at September 30, 2007, primarily as a result net income of $4.0 million and proceeds from the exercise of stock options of $857,000 and a $323,000 net increase in the fair value of investment securities available for sale.
These increases to shareholders' equity were partially offset by the payment of $3.0 million in cash dividends to shareholders and share repurchases of $1.9 million.

     During the year ended September 30, 2008 the Company repurchased 144,950 shares of its common stock for $1.9 million (an average price of $13.26 per share.) The Company had 343,468 shares remaining to be purchased on its existing stock repurchase plan at September 30, 2008. Cumulatively, the Company has repurchased 7,783,934 shares (58.9%) of the 13,225,000 shares that were issued in its 1998 initial public offering, at an average price of $8.98
per share.   For additional information on shareholders' equity, see the
Consolidated Statements of Shareholders' Equity contained in "Item 8. Financial Statements and Supplementary Data."

Comparison of Operating Results for the Years Ended September 30, 2008 and
2007

     The Company's net income decreased by $4.16 million, or 50.9%, to $4.01 million for the year ended September 30, 2008 from $8.16 million for the year ended September 30, 2007. The decrease was primarily as a result of increased provision for loan losses, decreased non-interest income due to a loss on the redemption of mutual funds, and increased non-interest expenses, which were partially offset by increased net interest income. Diluted earnings per share decreased by 47.9% to $0.61 for the year ended September 30, 2008 from $1.17 for the year ended September 30, 2007.

     The increased provision for loan losses was primarily a result of an increase in the level of non-performing loans, an increase in the level of performing loans classified as substandard under the Bank's loan grading system, loan portfolio growth, and uncertainties in the housing market in certain markets of the Pacific Northwest. Net charge-offs were $647,000 during the year ended September 30, 2008, which was equivalent to 0.12% of the average outstanding loans.

     The decreased non-interest income was primarily a result of a $2.82 million loss on the sale of securities, as the Company redeemed its investment in the AMF family of mutual funds in June 2008. This loss was partially offset by increased income from service charges on deposit accounts and increased income from loan sales.

     The increased non-interest expense was primarily a result of increased employee costs and increased deposit related expenses. The increased salary and employee benefit expenses were primarily a result of annual salary adjustments and increased insurance expenses. The increased deposit related expenses were primarily a result of the expenses associated with several new deposit related programs implemented during the year.

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

     Net Income: Net income for the year ended September 30, 2008 decreased by $4.16 million, or 50.9%, to $4.01 million, or $0.61 per diluted share ($0.62 per basic share) from $8.16 million, or $1.17 per diluted share ($1.20 per basic share) for the year ended September 30, 2007. The $0.56 decrease in diluted earnings per share for the year ended September 30, 2008 was primarily the result of a $2.82 million ($2.59 million net of income tax - $0.39 per diluted share) charge from the redemption of the Company's investment in the AMF family of mutual funds, a $3.21 million ($2.12 million net of income tax - $0.30 per diluted share) increase in the provision for loan losses, and a $923,000 ($609,000 net of income tax - $0.08 per diluted share) increase in non-interest expense. These items were partially offset by a $759,000 ($501,000 net of income tax - $0.07 per diluted share) increase in net interest income, a $1.04 million ($688,000 net of income tax - $0.10 per diluted share) increase in non-interest income, excluding the mutual fund redemption charge, and a lower number of weighted average shares outstanding which increased diluted earnings per share by approximately $0.04.

     Net Interest Income: Net interest income increased by $759,000, or 2.9%, to $26.93 million for the year ended September 30, 2008 from $26.17 million for the year ended September 30, 2007, primarily due to a larger interest earning asset base due to an increased loan portfolio. Total interest and dividend income increased by $1.39 million to $43.34 million for the year ended September 30, 2008 from $41.94 million for the year ended September 30, 2007 as average total interest earning assets increased by $52.84 million.
The yield on interest earning assets decreased to 7.09% for the year ended September 30, 2008 from 7.51% for the year ended September 30, 2007. Total interest expense increased by $635,000 to $16.41 million for the year ended September 30, 2008 from $15.78 million for the year ended September 30, 2007 as average interest bearing liabilities increased by $55.09 million. The average rate paid on interest bearing liabilities decreased to 3.11% for the year ended September 30, 2008 from 3.33% for the year ended September 30, 2007.

     The increase in net interest income attributable to a larger interest earning asset base was, however, partially offset by a compression of the Company's net interest margin. The net interest margin decreased 28 basis points to 4.41% for the year ended September 30, 2008 from 4.69% for the year ended September 30, 2007 as the yield on interest earnings assets decreased at a greater rate than funding costs were decreased. This was primarily a result of the decreasing interest rate environment which reduced yields on loans at a faster pace than the Bank was able to reduce deposit and borrowing costs.

     Provision for Loan Losses: The provision for loan losses increased by $3.21 million, or 468.5%, to $3.90 million for the year ended September 30, 2008 from $686,000 for the year ended September 30, 2007. The increased provision for loan losses was primarily a result of an increase in non-performing loans, an increase in the level of performing loans classified as substandard under the Bank's loan grading system, loan portfolio growth, and uncertainties in the housing market in certain markets of the Pacific Northwest. The Bank had a net charge-off of $647,000 for the year ended September 30, 2008 compared to a net charge-off of $11,000 for the year ended September 30, 2007. The net charge-offs to average outstanding loans ratio was 0.12% for the year ended September 30, 2008 and 0.002% for the year ended September 30, 2007.

     The Bank has established a comprehensive methodology for determining the provision for loan losses. On a quarterly basis the Bank performs an analysis taking into consideration pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, historical loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of individual loans on non-accrual status, and other factors to determine the level of allowance for loan losses needed. Management's analysis, however, for the year ended September 30, 2008, placed a greater emphasis on the Bank's construction and land development portfolio and the effect of various factors such as geographic and loan type concentrations. The Bank also reviewed the national trend of declining home sales with potential housing market value depreciation. The allowance for loan losses increased $3.25 million to $8.05 million at September 30, 2008 from $4.80 million at September 30, 2007. The increased level of the allowance for loan losses was primarily attributable to an increase in non-performing loans, an increase in the level of performing loans classified as substandard under the Bank's grading system, loan portfolio growth, and uncertainties in the housing market and economy.

     Based on the comprehensive methodology, management deemed the allowance for loan losses of $8.05 million at September 30, 2008 (1.42% of loans receivable and 67.1% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. While the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Bank's financial condition and results of operations. For additional information, see "Item 1. Business - Lending Activities - Allowance for Loan Losses."

     Non-interest Income: Total non-interest income decreased by $1.78 million, or 29.9%, to $4.18 million for the year ended September 30, 2008 from $5.96 million for the year ended September 30, 2007, primarily due to a $2.82 million loss on the redemption of investments in the AMF family of mutual funds.

     Non-interest income, excluding the mutual fund redemption loss increased by $1.04 million, or 17.4%, to $7.0 million for the year ended September 30, 2008 from $5.96 million from the year ended September 30, 2007. This increase was primarily a result of a $717,000 increase in service charges on deposit accounts and a $240,000 increase in income from loan sales (gain on sale of loans and servicing income on loans sold). The increase in service charges on deposit accounts was primarily a result of implementing a new automated overdraft decision system during the year and increasing the fee charged for overdrafts. The increase in income from loan sales was primarily a result of an increase in the dollar value of fixed rate one- to four-family mortgage loans sold during the year. The sale of fixed rate one-to four-family mortgage loans totaled $45.3 million for the year ended September 30, 2008 compared to $29.9 million for the year ended September 30, 2007.

     Non-interest Expense:   Total non-interest expense increased by $923,000,
or 4.7%, to $20.37 million for the year ended September 30, 2008 from $19.45 million for the year ended September 30, 2007. The increase was primarily attributable to a $641,000 increase in salary and benefit expenses and a $269,000 increase in deposit related expenses. Salary and benefit expenses increased primarily as a result of annual salary adjustments and increased health insurance expenses. Deposit related expenses increased primarily as a result of the expenses associated with several new deposit related programs implemented during the year and an increase in FDIC insurance expense recorded as the Bank's credit with the FDIC was fully depleted during the quarter ended June 30, 2008.

     The Company's efficiency ratio increased to 65.50% for the year ended September 30, 2008 from 60.54% for the year ended September 30, 2007. The efficiency ratio, excluding the mutual fund redemption loss, was 60.06% for the year ended September 30, 2008.

     Provision for Income Taxes: The provision for income taxes decreased by $1.01 million to $2.82 million for the year ended September 30, 2008 from $3.83 million for the year ended September 30, 2007 primarily as a result of lower income before taxes. The provision for income taxes for the year ended September 30, 2008 was also impacted by the $2.82 million loss on the redemption of mutual funds. The redemption of the mutual funds resulted in a capital loss which can only be deducted for tax purposes to the extent that capital gains are realized within a three year carry back period and a five year carry forward period. The Company has estimated that it will have $679,000 in capital gains during the allowable tax period to offset the capital loss. Therefore $2.14 million of the $2.82 million loss has been treated as non-deductible for tax purposes. The Company's effective tax rate was 41.35% (or 31.65% exclusive of the mutual fund redemption loss and associated tax impact) for the year ended September 30, 2008 and 31.92% for the year ended September 30, 2007.

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

     Net Interest Income: Net interest income increased by $1.53 million to $26.17 million for the year ended September 30, 2007 from $24.64 million for the year ended September 30, 2006, primarily due to a larger interest earning asset base due to an increased loan portfolio. Total interest and dividend income increased by $6.49 million to $41.94 million for the year ended September 30, 2007 from $35.45 million for the year ended September 30, 2006 as average total interest earning assets increased by $56.10 million.
The yield on interest earning assets increased to 7.51% for the year ended September 30, 2007 from 7.06% for the year ended September 30, 2006. Total interest expense increased by $4.96 million to $15.78 million for the year ended September 30, 2007 from $10.81 million for the year ended September 30, 2006 as average interest bearing liabilities increased by $51.79 million. The average rate paid on interest bearing liabilities increased to 3.33% for the year ended September 30, 2007 from 2.57% for the year ended September 30, 2006.

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

     Based on the comprehensive methodology, management deemed the allowance for loan losses of $4.80 million at September 30, 2007 (0.92% of loans receivable and 321.9% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. While the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Bank's financial condition and results of operations. For additional information, see "Item 1. Business - Lending Activities - Allowance for Loan Losses."

     Non-interest Income: Total non-interest income decreased by $282,000 to $5.96 million for the year ended September 30, 2007 from $6.24 million for the year ended September 30, 2006, primarily due to a $205,000 decrease in service charges on deposits and a $166,000 decrease in fees from the sale of non-deposit investment products, and a $30,000 decrease in gain on sale of loans. The decrease in income from service charges on deposits was primarily a result of a decrease in the number of customer overdrafts. The decrease in gross fees received from that sale of non-deposit investment products was primarily due to decreased sales and a change in the fee structure with the Bank's third-party vendor. These decreases were partially offset by a $112,000 increase in ATM transaction fees and an $80,000 increase in servicing income on loans sold.

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


                                                         Year Ended September 30,
                            --------------------------------------------------------------------------------
                                        2008                       2007                       2006
                            --------------------------  ------------------------   -------------------------
                                      Interest                   Interest                   Interest
                            Average     and     Yield/  Average    and     Yield/  Average     and    Yield/
                            Balance  Dividends   Cost   Balance  Dividends  Cost   Balance  Dividends  Cost
                            -------  ---------  ------  -------  --------- ------  -------  --------- ------
                                                          (Dollars in thousands)

Interest-earning assets:
 Loans receivable (1)(2).. $552,318   $40,924   7.41%   $477,029  $38,386   8.04%  $399,811  $31,397   7.85%
 Mortgage-backed and
  investment securities...   19,799     1,064   5.37      37,411    1,529   4.09     55,373    2,152   3.89
 FHLB stock and equity
  securities..............   29,201     1,123   3.85      37,347    1,692   4.53     36,882    1,436   3.89
 Federal funds sold.......    8,318       191   2.30       5,030      260   5.17      8,414      389   4.62
 Interest-bearing
  deposits................    1,499        36   2.40       1,481       77   5.17      1,714       78   4.55
                           --------   -------           --------  -------          --------  -------
   Total interest-earning
    assets................  611,135    43,338   7.09     558,298   41,944   7.51    502,194   35,452   7.06
Non-interest-earning
 assets...................   47,086                       49,483                     52,037
                           --------                     --------                   --------

   Total assets........... $658,221                     $607,781                   $554,231
                           ========                     ========                   ========

Interest-bearing
 liabilities:
 Savings accounts......... $ 56,461       398   0.70    $ 60,124      425   0.71%  $ 62,255      442   0.71%
 Money market accounts....   51,943     1,249   2.40      46,013    1,186   2.58     43,204      711   1.65
 NOW accounts.............   86,441       774   0.90      82,323      638   0.77     91,507      684   0.75
 Certificates of deposit..  224,493     9,342   4.16     199,046    9,043   4.55    168,578    6,068   3.60
 Short-term
  borrowings (3)..........   14,321       615   4.29      35,206    1,954   5.55      4,664      218   4.67
 Long-term
  borrowings (4)..........   94,537     4,035   4.27      50,393    2,532   5.02     51,109    2,691   5.27
                           --------   -------           --------  -------          --------  -------
   Total interest
    bearing
    liabilities...........  528,196    16,413   3.11     473,105   15,778   3.33    421,317   10,814   2.57
Non-interest bearing
 liabilities..............   55,150                       58,179                     55,870
                           --------                     --------                   --------
   Total liabilities......  583,346                      531,284                    477,187

Shareholders' equity......   74,875                       76,497                     77,044
                           --------                     --------                   --------
   Total liabilities
    and shareholders'
    equity................ $658,221                     $607,781                   $554,231
                           ========                     ========                   ========

Net interest income.......            $26,925                     $26,166                    $24,638
                                      =======                     =======                    =======

Interest rate spread......                      3.98%                       4.18%                      4.49%
                                              ======                      ======                     ======

Net interest margin (5)...                      4.41%                       4.69%                      4.91%
                                              ======                      ======                     ======

Ratio of average
 interest-earning assets
 to average interest-
 bearing liabilities......                    115.70%                     118.01%                    119.20%
                                              ======                      ======                     ======

---------------
(1)  Does not include interest on loans 90 days or more past due.  Includes loans originated for sale.
     Amortized net deferred loan fees, late fees, extension fees and prepayment penalties (2008, $1,804;
     2007, $1,794; and 2006, $2,137) included with interest and dividends.
(2)  Average balance includes nonaccrual loans.
(3)  Includes FHLB advances and PCBB advances with original maturities of less than one year and other short-term borrowings-repurchase agreements.
(4)  Includes FHLB advances with original maturities of one year or greater.
(5)  Net interest income divided by total average interest earning assets.



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

                           Year Ended September 30,   Year Ended September 30,
                            2008 Compared to Year      2007 Compared to Year
                           Ended September 30, 2007   Ended September 30, 2006
                              Increase (Decrease)        Increase (Decrease)
                                    Due to                     Due to
                           ------------------------   ------------------------
                                             Net                         Net
                           Rate   Volume    Change    Rate    Volume    Change
                           ----   ------   --------   ----    ------    ------
                                             (In thousands)

Interest-earning assets:
 Loans receivable (1)... $(3,201) $5,739   $ 2,538   $   793  $6,196   $6,989
 Investments and
  mortgage-backed
  securities............     391    (856)     (465)      (11)   (118)    (129)
 FHLB stock and equity
  securities............    (233)   (336)     (569)        2      (3)      (1)
 Federal funds sold.....    (188)    119       (69)      (38)   (585)    (623)
 Interest-bearing
  deposits..............     (42)      1       (41)      237      19      256
Total net change in
 income on interest-
 earning assets.........  (3,273)  4,667     1,394       983   5,509    6,492

Interest-bearing
 liabilities:
 Savings accounts.......      (1)    (26)      (27)       --     (17)     (17)
 NOW accounts...........     103      33       136        (3)    (43)     (46)
 Money market accounts..     (83)    146        63       424      51      475
 Certificate accounts...    (798)  1,097       299     2,356     619    2,975
 Short-term borrowings..    (370)   (969)   (1,339)       47   1,689    1,736
 Long-term borrowings...    (430)  1,933     1,503      (123)    (36)    (159)
                        --------  ------   -------   -------  ------   ------
Total net change in
 expense on interest-
 bearing liabilities....  (1,579)  2,214       635     2,701   2,263    4,964
                        --------  ------   -------   -------  ------   ------
Net change in net
 interest income........$(1,694)  $2,453   $   759   $(1,718) $3,246   $1,528
                        =======   ======   =======   =======  ======   ======

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

     The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2008, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 9.77%. At September 30, 2008, the Bank maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount equal to 30% of total assets, limited by available collateral, under which $104.6 million was outstanding. The Bank also maintained a $10.0 million overnight borrowing line with PCBB. At September 30, 2008, the Bank did not have an outstanding balance on this borrowing line.

     Liquidity management is both a short and long-term responsibility of the Bank's management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, and (iv) yields available on interest-bearing deposits. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, PCBB and collateral for repurchase agreements.

     The Bank's primary investing activity is the origination of mortgage loans, which includes construction and land development loans. During the years ended September 30, 2008, 2007 and 2006, the Bank originated $223.9 million, $235.7 million and $215.8 million of mortgage loans, respectively.
At September 30, 2008, the Bank had loan commitments totaling $40.6 million and undisbursed loans in process totaling $43.4 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2008 totaled $175.8 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

     The Bank's liquidity is also affected by the volume of loans sold and loan principal payments. During the years ended September 30, 2008, 2007 and 2006, the Bank sold $45.3 million $29.9 million and $26.4 million in fixed rate, one- to four-family mortgage loans, respectively. The Bank also sold $17.0 million in participation loans during the year ended September 30, 2008. During the years ended September 30, 2008, 2007, and 2006, the Bank received $176.1 million, $164.9 million and $177.0 million in principal repayments, respectively.

     The Bank's liquidity has been impacted by increases in deposit levels. During the years ended September 30, 2008, 2007 and 2006, deposits increased by $31.8 million, $35.7 million and $19.4 million, respectively.

     Investment and mortgage-backed securities, federal funds sold, and interest bearing deposits in other banks decreased to $60.2 million at September 30, 2008 from $69.8 million at September 30, 2007.

     Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At September 30, 2008, the Bank was in compliance with all applicable capital requirements. For additional details see Note 19 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" and "Item 1. Business - Regulation of the Bank - Capital Requirements."

     Contractual obligations. The following table presents, as of September 30, 2008, the Company's significant fixed and determinable contractual obligations, within the categories described below, by payment date or contractual maturity. These contractual obligations, except for the operating lease obligations are included in the Consolidated Balance Sheet. The payment amounts represent those amounts contractually due at September 30, 2008.

                                            Payments due by period
                                ----------------------------------------------
                                          After     After
                                         1 year    3 years
                                Within   through   through    After
Contractual obligations         1 year   3 years   5 years   5 years    Total
                                ------   -------   -------   -------   -------
                                                (In thousands)
Short-term debt obligations...  $  758   $    --   $    --   $    --  $    758
Long-term debt obligations....   4,628    40,000    10,000    50,000   104,628
Operating lease obligations...     228       286       134        --       648
Capital lease obligations.....       6        --        --        --         6
                                ------   -------   -------   -------  --------
  Total contractual
   obligations................  $5,620   $40,286   $10,134   $50,000  $106,040
                                ======   =======   =======   =======  ========

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

     The Company's management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2008. Management's assessment of the effectiveness of the Company's internal control over financial reporting has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

McGladrey & Pullen
Certified Public Accountants

 Report of Independent Registered Public Accounting Firm on Internal Control
                          Over Financial Reporting

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Timberland Bancorp, Inc.
Hoquiam, Washington

We have audited Timberland Bancorp, Inc.'s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Timberland Bancorp, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Timberland Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the annual consolidated financial statements of Timberland Bancorp, Inc. and Subsidiary and our report dated December 8, 2008, expressed an unqualified opinion.

/s/McGladrey & Pullen, LLP

Seattle, Washington
December 8, 2008

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARY

                   Index to Consolidated Financial Statements


                                                                         Page
                                                                         ----

Report of Independent Registered Public Accounting Firm................   74
Consolidated Balance Sheets as of September 30, 2008 and 2007..........   75
Consolidated Statements of Income For the Years Ended
   September 30, 2008, 2007, and 2006..................................   76
Consolidated Statements of Shareholders' Equity For the
   Years Ended September 30, 2008, 2007 and 2006.......................   77
Consolidated Statements of Cash Flows For the Years Ended
   September 30, 2008, 2007 and 2006...................................   78
Consolidated Statements of Comprehensive Income For the
   Years Ended September 30, 2008, 2007 and 2006.......................   80
Notes to Consolidated Financial Statements.............................   81

McGladrey & Pullen
Certified Public Accountants


           Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders
Timberland Bancorp, Inc.
Hoquiam, Washington


We have audited the consolidated balance sheets of Timberland Bancorp, Inc. and Subsidiary as of September 30, 2008 and 2007, and the related consolidated statements of income, shareholders' equity, cash flows and comprehensive income for each of the three years in the period ended September 30, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Timberland Bancorp, Inc. and Subsidiary as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Timberland Bancorp, Inc. and Subsidiary's internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) and our report dated December 8, 2008, expressed an unqualified opinion on the effectiveness of Timberland Bancorp, Inc. and Subsidiary's internal control over financial reporting.


/s/McGladrey & Pullen, LLP


Seattle, Washington
December 8, 2008

Consolidated Balance Sheets
------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007
                                                             2008      2007
Assets
  Cash equivalents:
    Cash and due from financial institutions              $ 14,013   $ 10,813
    Interest-bearing deposits in other banks                 3,431      2,082
    Federal funds sold                                      25,430      3,775
                                                            42,874     16,670

  Investments and mortgage-backed securities - held to
   maturity (market value $11,974 and $70)                  14,233         71
  Investments and mortgage-backed securities - available
   for sale                                                 17,098     63,898
  Federal Home Loan Bank ("FHLB") stock (at cost)            5,705      5,705

  Loans receivable, net of allowance for loan losses of
   $8,050 and $4,797                                       555,914    514,584
  Loans held for sale                                        1,773        757
                                                           557,687    515,341

  Premises and equipment, net                               16,884     16,575
  Other real estate owned ("OREO") and other repossessed
   items                                                        511       - -
  Accrued interest receivable                                 2,870     3,424
  Bank owned life insurance ("BOLI")                         12,902    12,415
  Goodwill                                                    5,650     5,650
  Core deposit intangible ("CDI")                               972     1,221
  Mortgage servicing rights                                   1,306     1,051
  Other assets                                                3,191     2,827

  Total assets                                             $681,883  $644,848

Liabilities and shareholders' equity

Liabilities
  Deposits:
    Demand, non-interest-bearing                           $ 51,955  $ 54,962
    Interest-bearing                                        446,617   411,773
    Total deposits                                          498,572   466,735

  FHLB advances                                             104,628    99,697
  Other borrowings: repurchase agreements                       758       595
  Other liabilities and accrued expenses                      3,084     3,274

  Total liabilities                                         607,042   570,301

  Commitments and contingencies (See Note 17)                   - -       - -

Shareholders' equity
  Preferred stock, $0.01 par value; 50,000,000 shares
   authorized; none issued                                      - -       - -
  Common stock, $0.01 par value; 50,000,000 shares authorized;
   2008 - 6,967,579 shares issued and outstanding
   2007 - 6,953,360 shares issued and outstanding                70        70
  Additional paid-in capital                                  8,602     9,923
  Unearned shares issued to Employee Stock Ownership
   Plan ("ESOP")                                             (2,776)   (3,040)
  Retained earnings                                          69,406    68,378
  Accumulated other comprehensive loss                         (461)     (784)
  Total shareholders' equity                                 74,841    74,547

  Total liabilities and shareholders' equity               $681,883  $644,848
  See notes to consolidated financial statements.

Consolidated Statements of Income
------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2008, 2007 and 2006
                                                     2008     2007     2006
Interest and dividend income
  Loans receivable                                $40,924   $38,386   $31,397
  Investments and mortgage-backed securities        1,064     1,529     2,152
  Dividends from mutual funds and FHLB stock        1,123     1,692     1,436
  Interest-bearing deposits in banks                  227       337       467
  Total interest and dividend income               43,338    41,944    35,452

Interest expense
  Deposits                                         11,763    11,292     7,905
  FHLB advances - short term                          593     1,905       169
  FHLB advances - long term                         4,035     2,532     2,691
  Other borrowings                                     22        49        49
  Total interest expense                           16,413    15,778    10,814

  Net interest income                              26,925    26,166    24,638

Provision for loan losses                           3,900       686       - -

  Net interest income after provision for loan
   losses                                          23,025    25,480    24,638

Non-interest income
  Service charges on deposits                       3,493     2,776     2,981
  ATM transaction fees                              1,251     1,138     1,026
  BOLI net earnings                                   486       464       449
  Gain on sale of loans, net                          432       356       386
  Loss on sale/redemption of mutual funds, net     (2,822)      - -       - -
  Servicing income on loans sold                      669       505       425
  Escrow fees                                           9        92       120
  Fee income from non-deposit investment sales        124       120       286
  Other                                               536       511       571
  Total non-interest income                         4,178     5,962     6,244

Non-interest expense
  Salaries and employee benefits                   11,569    10,928    10,744
  Premises and equipment                            2,307     2,452     2,403
  Advertising                                         897       843       688
  OREO and other repossessed items expense
   (income)                                            (3)      (13)     (156)
  ATM expenses                                        576       497       428
  Postage and courier                                 514       478       486
  Amortization of CDI                                 249       285       328
  State and local taxes                               622       571       564
  Professional fees                                   678       650       793
  Other                                             2,965     2,760     2,618
  Total non-interest expense                       20,374    19,451    18,896

  Income before federal income taxes                6,829    11,991    11,986

Federal income taxes                                2,824     3,828     3,829

  Net income                                      $ 4,005   $ 8,163   $ 8,157

Earnings per share
  Basic                                           $  0.62   $  1.20   $  1.16
  Diluted                                            0.61      1.17      1.12

See notes to consolidated financial statements.
                                       76

Consolidated Statements of Shareholders' Equity
------------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2008, 2007 and 2006
                                                                                        Accumulated
                                                                                        Other
                                                                   Unearned             Compre-
                                                       Additional  Shares               hensive
                                    Common    Stock    Paid-in     Issued to  Retained  Income
                                    Shares    Amount   Capital     ESOP       Earnings  (Loss)     Total

  Balance,
  September 30, 2005              7,519,874    $ 38     $22,040     ($3,833)   $57,268    ($871)   $74,642

Net income                              - -     - -         - -         - -      8,157      - -      8,157
Issuance of Management
  Recognition & Development
  Plan ("MRDP") shares               12,000     - -         - -         - -        - -      - -       - -
Repurchase of common stock         (217,200)     (1)     (3,700)        - -        - -      - -     (3,701)
Exercise of stock options           200,678       1       1,827         - -        - -      - -      1,828
Cash dividends ($.33 per share)         - -     - -         - -         - -     (2,492)     - -     (2,492)
Earned ESOP shares and tax effect               - -         480         528        - -      - -      1,008
MRDP compensation expense               - -     - -           3         - -        - -      - -          3
Stock option compensation exp.          - -     - -          50         - -        - -      - -         50
Unrealized holding loss on
  securities available for sale,
  net of tax                            - -     - -         - -         - -        - -     (130)      (130)

  Balance,
  September 30, 2006              7,515,352   $ 38      $20,700     ($3,305)   $62,933  ($1,001)   $79,365

Net income                              - -    - -          - -         - -      8,163      - -      8,163
Stock split                             - -     36          - -         - -        (36)     - -        - -
Issuance of MRDP shares              15,080    - -          - -         - -        - -      - -        - -
Repurchase of common stock         (687,542)    (4)     (12,427)        - -        - -      - -    (12,431)
Exercise of stock options           110,470    - -        1,207         - -        - -      - -      1,207
Cash dividends ($.37 per share)         - -    - -          - -         - -     (2,682)     - -     (2,682)
Earned ESOP shares and tax effect              - -          354         265        - -      - -        619
MRDP compensation expense                      - -           64         - -        - -      - -         64
Stock option compensation exp.          - -    - -           25         - -        - -      - -         25
Unrealized holding gain on
  securities available for sale,
  net of tax                            - -    - -          - -         - -        - -      217        217

  Balance,
  September 30, 2007              6,953,360   $ 70      $ 9,923     ($3,040)   $68,378   ($ 784)   $74,547

Net income                              - -    - -          - -         - -      4,005      - -      4,005
Issuance of MRDP shares              20,315    - -          - -         - -        - -      - -        - -
Repurchase of common stock         (144,950)    (1)      (1,920)        - -        - -      - -     (1,921)
Exercise of stock options           138,854      1          856         - -        - -      - -        857
Cash dividends ($.43 per share)         - -    - -          - -         - -     (2,977)     - -     (2,977)
Earned ESOP shares and tax effect              - -         (409)        264        - -      - -       (145)
MRDP compensation expense                      - -          147         - -        - -      - -        147
Stock option compensation exp.          - -    - -            5         - -        - -      - -          5
Unrealized holding gain on
  securities available for sale,
  net of tax                            - -    - -          - -         - -        - -      323        323

  Balance,
  September 30, 2008              6,967,579   $ 70      $ 8,602     ($2,776)   $69,406   ($ 461)   $74,841


See notes to consolidated financial statements.
                                                               77


Consolidated Statements of Cash Flows
------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2008, 2007 and 2006


                                                  2008       2007       2006
Cash flows from operating activities
  Net income                                   $  4,005   $  8,163   $  8,157
  Non-cash revenues, expenses, gains and losses
   included in net income:
    Depreciation                                  1,100      1,038        998
    Deferred federal income taxes                (1,217)      (101)       226
    Amortization of CDI                             249        285        328
    Earned ESOP shares                              264        265        528
    MRDP compensation expense                       131         59          7
    Stock option compensation expense                 5         25         50
    Stock option tax effect                          15        464        607
    Less stock option excess tax benefit            (11)      (354)      (494)
    Loss on redemption of mutual funds            2,600        - -        - -
    Loss on sale of mutual funds                    222        - -        - -
    Write-down on securities held-to-maturity         4        - -        - -
    Gain on sale of OREO and other repossessed
     items, net                                     (47)       (19)      (158)
    Gain on sale of loans                          (432)      (356)      (386)
    Gain on sale of premises and equipment         (288)       (71)       (37)
    Provision for loan losses                     3,900        686        - -
    Loans originated for sale                   (45,853)   (27,845)   (26,153)
    Proceeds from sale of loans held for sale    45,269     29,893     26,445
    BOLI net earnings                              (486)      (464)      (449)
  Net change in accrued interest receivable and
   other assets, and other liabilities and
   accrued expenses                                 520       (275)    (1,906)
  Net cash provided by operating activities       9,950     11,393      7,763

Cash flows from investing activities
  Net decrease in CDs held for investment           - -        100        100
  Activity in securities held to maturity:
    Maturities and prepayments                      579          3         27
  Activity in securities/mutual funds available
   for sale:
    Maturities and prepayments                   22,862     17,806      7,960
    Proceeds from sales                           6,929        - -        - -
  Increase in loans receivable, net             (46,413)   (93,316)   (36,398)
  Additions to premises and equipment            (1,495)    (1,135)    (1,924)
  Proceeds from sale of OREO and other
   repossessed items                                926        105        680
  Proceeds from the disposition of premises
   and equipment                                    374        323         95
  Net cash used by investing activities         (16,238)   (76,114)   (29,460)


(continued)

See notes to consolidated financial statements.
                                      78

Consolidated Statements of Cash Flows
------------------------------------------------------------------------------
(concluded)  (Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2008, 2007 and 2006


                                                  2008       2007       2006

Cash flows from financing activities
  Increase in deposits                         $ 31,837   $ 35,674   $ 19,396
  Proceeds from FHLB advances - long term        50,000     60,000     10,000
  Repayment of FHLB advances - long term        (15,069)   (24,064)   (30,592)
  Net increase (decrease) in FHLB advances -
   short term                                   (30,000)     1,000     21,000
  Net increase (decrease) in repurchase
   agreements                                       163       (352)       166
  Proceeds from exercise of stock options           841        744      1,221
  Earned ESOP shares and tax effect                (409)       354        480
  MRDP compensation tax effect                       16          5         (4)
  Stock option excess tax benefit                    11        354        494
  Repurchase of common stock                     (1,921)   (12,431)    (3,701)
  Payment of dividends                           (2,977)    (2,682)    (2,492)
  Net cash provided by financing activities      32,492     58,602     15,968

  Net increase (decrease) in cash equivalents    26,204     (6,119)    (5,729)

Cash equivalents
  Beginning of year                              16,670     22,789     28,518

  End of year                                  $ 42,874   $ 16,670   $ 22,789


Supplemental disclosures of cash flow
 information
  Income taxes paid                            $  4,120   $  3,646   $  3,755
  Interest paid                                  16,656     15,426     10,496

Supplemental disclosures of non-cash investing
 and financing activities
  Market value adjustment of securities held
   for sale, net of tax                        $    323   $    217     ($ 130)
  Loans transferred to OREO and other
   repossessed items                              1,404         71         28
  Shares issued to MRDP                             259        263        195
  Loans to facilitate sale of OREO                  257        - -        - -
  Mutual funds redeemed for mortgage-backed
   securities                                    22,188        - -        - -


See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2008, 2007 and 2006

                                                  2008       2007       2006

Comprehensive income
  Net income                                    $4,005     $8,163     $8,157
  Unrealized holding gain (loss) on
   securities available for sale, net of tax       323        217       (130)

  Total comprehensive income                    $4,328     $8,380     $8,027





See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007


Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Timberland Bancorp, Inc. ("Company"); its wholly owned subsidiary, Timberland Bank ("Bank"); and the Bank's wholly owned subsidiary, Timberland Service Corp. All significant intercompany transactions and balances have been eliminated.

Nature of Operations

The Company is a bank holding company which operates primarily through its subsidiary, the Bank. The Bank was established in 1915 and, through its 21 branches located in Grays Harbor, Pierce, Thurston, Kitsap, King and Lewis counties in Washington State, attracts deposits from the general public, and uses those funds, along with other borrowings, to provide residential real estate, construction and land development, commercial real estate, commercial business and consumer loans to borrowers primarily in western Washington and to a lesser extent, to invest in investment securities and mortgage-backed securities.

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

Certain prior year amounts have been reclassified to conform to the 2008 presentation with no change to net income or shareholders' equity previously reported.

Stock Split

On June 5, 2007, the Company's common stock was split two-for-one in the form of a 100% stock dividend. Each shareholder of record as of May 22, 2007 received one additional share for every share owned. All per share amounts (including stock options) in the consolidated financial statements and accompanying notes were restated to reflect the split, except as otherwise noted.

Segment Reporting

The Company provides a broad range of financial services to individuals and companies located primarily in western Washington. These services include demand, time and savings deposits; real estate, business and consumer lending; escrow services; and investment advisory services. While the Company's chief operating decision maker monitors the revenue streams from the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's operations are considered by management to be one reportable operating segment.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007

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

Declines in the fair value of individual securities available for sale below their cost that are other than temporary would result in write-downs of the individual securities that are recognized in the statement of income as realized losses. Management evaluates individual securities for other than temporary impairment on a quarterly basis based on the securities' current credit quality, interest rates, term to maturity and management's intent and ability to hold the securities until the net book value is recovered. Management considers an investment security to be other than temporarily impaired if the decline in fair value is due to credit quality deterioration which management believes will affect repayment of the investment principal, or if for any other reason the Company does not have the ability and intent to hold the investment until the decline in fair value recovers.

Investments and Mortgage-Backed Securities - Held to Maturity

Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method.

Declines in the fair value of individual securities held to maturity below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. Management evaluates individual securities for other than temporary impairment on a quarterly basis based on the securities' current credit quality, interest rates, term to maturity and management's intent and ability to hold the securities until the net book value is recovered. Management considers an investment security to be other than temporarily impaired if the decline in fair value is due to credit quality deterioration which management believes will affect repayment of the investment principal, or if for any other reason the Company does not have the ability and intent to hold the investment until the decline in fair value recovers. Any other than temporary declines in fair value are recognized in the statement of income as realized losses.

In addition, the Company accounts for mortgage-backed securities in its portfolio that did not have a "AA" rating or higher at the time of acquisition in accordance with the Emerging Issues Task Force ("EITF") 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.

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

(continued)
                                      82

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007


Note 1 - Summary of Significant Accounting Policies (continued)


Loans Receivable

Loans are stated at the amount of unpaid principal, reduced by the undisbursed portion of construction loans in process, deferred loan origination fees and an allowance for loan losses.

Troubled Debt Restructured Loans

A troubled debt restructured loan is a loan which the Bank, for reasons related to a borrower's financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider.

The loan terms which have been modified or restructured due to a borrower's financial difficulty, include but are not limited to a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals, renewals and rewrites. A troubled debt restructured loan would generally be considered impaired.

Impaired Loans

A loan is considered impaired when it is probable the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

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

(continued)
                                      83

Notes to Consolidated Financial Statements


Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007


Note 1 - Summary of Significant Accounting Policies (continued)

Allowance for Loan Losses (continued)

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

Interest on Loans and Loan Fees

Interest on loans is accrued daily based on the principal amount outstanding. For impaired loans, accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors that the borrower's financial condition is such that collection of interest is doubtful, and in no event when the loan is more than 90 days past due (based on contractual terms.) All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income. Subsequent collections on a cash basis are applied proportionately to past due principal and interest, unless collectability of principal is in doubt, in which case all payments are applied to principal. Loans are returned to accrual status when the loan is deemed current, and the collectability of principal and interest is no longer doubtful, or on one- to four-family loans, when the loan is less than 90 days delinquent.

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

Bank Owned Life Insurance ("BOLI")

Bank-owned life insurance policies are recorded at their cash surrender value less applicable cash surrender charges. Income from BOLI is recognized when earned.


(continued)
                                      84

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007


Note 1 - Summary of Significant Accounting Policies (continued)

Goodwill

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is analyzed annually for impairment. An annual review is performed at the end of the third quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. If the fair value of the reporting unit exceeds the recorded value of the reporting unit, goodwill is not considered impaired and no additional analysis is necessary. As of June 30, 2008 the fair value of the reporting unit exceeded the recorded value. As of September 30, 2008, there have been no events or changes in the circumstances that would indicate a potential impairment.

Core Deposit Intangible

The core deposit intangible is amortized to non-interest expense using an accelerated method over a ten-year period.

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

Other Real Estate Owned and Other Repossessed Items

Other real estate owned and other repossessed items consist of properties or assets acquired through or in lieu of foreclosure, and are recorded initially at the fair value of the properties less estimated costs of disposal. Costs relating to development and improvement of the properties or assets are capitalized while costs relating to holding the properties or assets are expensed.

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


(continued)
                                      85

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007


Note 1 - Summary of Significant Accounting Policies (continued)

Income Taxes

The Company files a consolidated federal income tax return with its Subsidiary. The Bank provides for income taxes separately and remits to the Company amounts currently due.

Deferred federal income taxes result from temporary differences between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements. These will result in differences between income for tax purposes and income for financial reporting purposes in future years. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established to reduce the net recorded amount of deferred tax assets if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized.

In June 2006, the Financial Accounting Standards Board ("FASB") issued
Interpretation No. 48, Accounting for Uncertainty in Income Taxes   an
Interpretation of FASB Statement No. 109 ("FIN 48"). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 on October 1, 2007. As of September 30, 2008 the Company recorded a liability of $25,000 for unrecognized taxes related to various state income tax matters.
It is the Company's policy to record any penalties or interest arising from federal or state taxes as a component of non-interest expense.

The Company is no longer subject to United States federal income tax examination by tax authorities for years ended on or before September 30, 2004.

Employee Stock Ownership Plan

The Bank sponsors a leveraged Employee Stock Ownership Plan ("ESOP"). The ESOP is accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plan. Accordingly, the debt of the ESOP is recorded as other borrowed funds of the Bank, and the shares pledged as collateral are reported as unearned shares issued to the employee stock ownership trust on the consolidated balance sheets. The debt of the ESOP is with the Company and is thereby eliminated in the consolidated financial statements. As shares are released from collateral, compensation expense is recorded equal to the average market price of the shares for the period, and the shares become available for earnings per share calculations. Dividends paid on unallocated shares reduce the Company's cash contributions to the ESOP.

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

(continued)
                                      86

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007


Note 1 - Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123(Revised), Share Based Payment, which requires measurement of the compensation cost for all stock-based awards based on the grant-date fair value and recognition of compensation cost over the service period of stock-based awards.

The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation methodology previously utilized for options in footnote disclosure required under SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of stock grants under the Management Recognition and Development Plan ("MRDP") is equal to the fair value of the shares at the grant date.

The Company's stock compensation plans are described more fully in Note 15.

Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued under the Company's stock option plans and MRDP unless such options are anti-dilutive.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Options for
Financial Assets and Financial Liabilities   Including an Amendment of FASB
Statement No. 115 ("SFAS 159"). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 on October 1, 2008 and does not expect it to have a material impact on the Company's Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles ("GAAP"), and expands disclosures about fair value measurements. This Statement expands other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 on October 1, 2008 and does not expect it to have a material impact on the Company's Consolidated Financial Statements.

In October 2008, the FASB issued Staff Position ("FSP") FAS No. 157-3, Determining Fair Value of a Financial Asset When the Market for That Asset Is
Not Active.   The FSP clarifies the application of SFAS 157, Fair Value
Measurements, when the market for a financial asset is not active. The FSP was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The Company adopted this FSP in October 2008 and does not expect it to have a material impact on the Company's Consolidated Financial Statements.

(continued)
                                      87

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007


Note 1 - Summary of Significant Accounting Policies (concluded)

Recent Accounting Pronouncements (concluded)

In June 2008 the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of this FSP is not expected to have a material impact on the Company's Consolidated Financial Statements.


Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances on hand or on deposit with the Federal Reserve Bank, based on a percentage of transaction account deposits. The amount of the reserve requirement balance for the years ended September 30, 2008 and 2007 was approximately $676,000 and $679,000, respectively.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007


Note 3 - Investments and Mortgage-Backed Securities

Investments and mortgage-backed securities have been classified according to management's intent (in thousands):

                                               Gross       Gross
                                   Amortized   Unrealized  Unrealized  Fair
                                   Cost        Gains       Losses      Value
September 30, 2008
Held to Maturity
  Mortgage-backed securities        $14,205      $  8      ($2,267)   $11,946
  U.S. agency securities                 28       - -          - -         28

  Total                             $14,233      $  8      ($2,267)   $11,974

Available for Sale
  Mortgage-backed securities        $16,806      $ 52        ($696)   $16,162
  Mutual funds                        1,000       - -          (64)       936

  Total                             $17,806      $ 52        ($760)   $17,098

September 30, 2007
Held to Maturity
  Mortgage-backed securities        $    71      $- -          ($1)   $    70

Available for Sale
  Mortgage-backed securities        $13,148      $ 31        ($131)   $13,048
  Mutual funds                       32,938       - -       (1,063)    31,875
  U.S. agency securities             19,000       - -          (25)    18,975

  Total                             $65,086      $ 31      ($1,219)   $63,898


The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of September 30, 2008, are as follows (in thousands):



                                  Less Than 12 Months    12 Months or Longer    Total
                                   Fair     Unrealized   Fair      Unrealized   Fair       Unrealized
Description of Securities          Value    Losses       Value     Losses       Value      Losses

Mutual funds                      $   - -    $   - -      $  936    ($64)       $   936       ($64)
Mortgage-backed securities         25,011     (2,961)        117      (2)        25,128     (2,963)
U.S. agency securities                - -        - -         - -     - -            - -        - -

Total                             $25,011    ($2,961)     $1,053    ($66)       $26,064    ($3,027)


(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007


Note 3 - Investments and Mortgage-Backed Securities (concluded)


The Company has evaluated these securities and has determined that the decline in their value is temporary and is not related to any specific company event. The unrealized losses are primarily due to unusually large spreads in the market for private label mortgage-related products. The fair value of the mortgage-backed securities is expected to recover as the securities approach their maturity date and / or as the pricing spreads narrow on mortgage-related securities. The Company has the ability and intent to hold the investments until the market value recovers.

Mortgage-backed and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral, retail repurchase agreements and other non-profit organization deposits totaled $23,001,000 and $31,869,000 at September 30, 2008 and 2007, respectively.

The contractual maturities of debt securities at September 30, 2008, are as follows (in thousands). Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions. Maturities for mortgage-backed securities are based on the last payment due date.


                                    Held to Maturity     Available for Sale
                                    ----------------     ------------------
                                    Amortized   Fair     Amortized   Fair
                                    Cost        Value    Cost        Value

Due within one year                $   - -   $   - -     $   - -    $   - -
Due after one year to five years        15        15         635        576
Due after five to ten years             72        71         278        283
Due after ten years                 14,146    11,888      15,893     15,303
Mutual funds                           - -       - -       1,000        936

   Total                           $14,233   $11,974     $17,806    $17,098


There were no gross realized gains on sales of securities for the years ended September 30, 2008, 2007 and 2006. Gross realized losses on sale and redemption of mutual funds classified as available for sale were $2,822,000 and gross realized losses on impaired securities held-to-maturity were $4,000 for the year ended September 30, 2008. There were no gross realized losses on sales of securities for the years ended September 30, 2007 and 2006. During the quarter ended June 30, 2008, the Company redeemed its investment in the AMF family of mutual funds and recognized a $2,822,000 loss on the redemption. The Company redeemed $29,120,000 in mutual funds and received $22,190,000 in underlying mortgage-backed securities and $6,930,000 in cash.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007


Note 4 - Loans Receivable and Loans Held for Sale

Loans receivable and loans held for sale consisted of the following at September 30 (in thousands):

                                                          2008        2007

Mortgage loans:
  One- to four-family                                   $110,526    $101,677
  Multi-family                                            25,927      35,157
  Commercial                                             146,223     127,866
  Construction and land development                      186,344     186,261
  Land                                                    60,701      60,706
  Total mortgage loans                                   529,721     511,667

Consumer loans:
  Home equity and second mortgage                         48,690      47,269
  Other                                                   10,635      10,922
  Total consumer loans                                    59,325      58,191

Commercial business loans                                 21,018      18,164

  Total loans receivable                                 610,064     588,022

Less:
  Undisbursed portion of construction loans in process    43,353      65,673
  Deferred loan origination fees                           2,747       2,968
  Allowance for loan losses                                8,050       4,797
                                                          54,150      73,438

  Loans receivable, net                                  555,914     514,584

Loans held for sale (one- to four-family)                  1,773         757

  Total loans receivable and loans held for sale        $557,687    $515,341

Certain related parties of the Bank, principally Bank directors and officers, were loan customers of the Bank in the ordinary course of business during the years ended September 30, 2008 and 2007. These loans were performing according to their terms at September 30, 2008 and 2007. Activity in related party loans during the years ended September 30 is as follows (in thousands):

                                                          2008        2007

Balance, beginning of year                                $2,786      $2,622
New loans                                                    486         490
Repayments                                                  (221)       (326)

    Balance, end of year                                  $3,051      $2,786


(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007


Note 4 - Loans Receivable and Loans Held for Sale (concluded)

At September 30, 2008, 2007 and 2006, the Bank had impaired loans totaling approximately $13,647,000, $1,490,000 and $80,000 respectively. At September 30, 2008, 2007 and 2006, no loans were 90 days or more past due and still accruing interest. Interest income recognized on impaired loans for the years ended September 30, 2008, 2007 and 2006 was $41,000, $58,000 and $384,000
respectively.   Interest income recognized on a cash basis on impaired loans for the years ended September 30, 2008, 2007 and 2006 was $21,000, $58,000 and $384,000, respectively. The average investment in impaired loans for the years ended September 30, 2008, 2007 and 2006 was $6,955,000, $623,000 and
$1,938,000 respectively. The Bank had $272,000 in trouble debt restructured loans that were included in impaired loans as of September 30, 2008. There were no trouble debt restructured loans as of September 30, 2007 and 2006. There were no commitments to lend additional funds on trouble debt restructured loans for the years ended September 30, 2008, 2007 and 2006.

An analysis of the allowance for loan losses for the years ended September 30 follows (in thousands):

                                                  2008        2007       2006

Balance, beginning of year                      $4,797      $4,122     $4,099
Provision for loan losses                        3,900         686        - -

Loans charged off                                 (648)        (12)        (2)
Recoveries                                           1           1         25
    Net recovery (charge-off)                     (647)        (11)        23

    Balance, end of year                        $8,050      $4,797     $4,122

Following is a summary of information related to impaired loans at September 30 (in thousands):

                                                  2008        2007       2006

Impaired loans without a valuation allowance   $ 8,872      $  490       $ 80
Impaired loans with a valuation allowance        4,775       1,000        - -

                                               $13,647      $1,490       $ 80

Valuation allowance related to impaired loans  $   790      $   75       $- -

Note 5 - Loan Servicing

Loans serviced for the Federal Home Loan Mortgage Corporation and others are not included on the consolidated balance sheets. The principal amounts of those loans at September 30, 2008, 2007 and 2006 were $175,619,000,
$161,565,000 and $156,187,000, respectively.

Following is an analysis of the changes in mortgage servicing rights for the years ended September 30 (in thousands):

                                                  2008        2007       2006
Balance, at beginning of year                   $1,051      $  932      $ 928
Additions                                          578         391        241
Amortization                                      (323)       (272)      (237)

    Balance, end of year                        $1,306      $1,051      $ 932

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007


Note 5 - Loan Servicing (concluded)

At September 30, 2008, 2007 and 2006, the fair value of mortgage servicing rights totaled $1,818,000, $1,958,000 and $1,891,000, respectively. The fair values for 2008, 2007, and 2006 were estimated using premium rates of 10.60%, 9.58% and 9.59%, and prepayment speed factors of 214, 194 and 204, respectively. There was no valuation allowance at September 30, 2008, 2007 or 2006.


Note 6 - Premises and Equipment

Premises and equipment consisted of the following at September 30 (in thousands):

                                                           2008       2007

Land                                                     $ 4,333    $ 3,760
Buildings and improvements                                14,229     14,260
Furniture and equipment                                    5,899      6,302
Property held for future expansion                           111         40
Construction and purchases in progress                       299        160
                                                          24,871     24,522
Less accumulated depreciation                              7,987      7,947

    Total premises and equipment                         $16,884    $16,575

The Bank leases premises under operating leases. Rental expense of leased premises was $241,000, $242,000, and $207,000 for September 30, 2008, 2007 and
2006, respectively, which is included in premises and equipment expense.

Minimum net rental commitments under noncancellable leases having an original or remaining term of more than one year for future years ending September 30 are as follows (in thousands):

2009                                                                    $228
2010                                                                     219
2011                                                                      67
2012                                                                      67
2013                                                                      67
Thereafter                                                               - -

  Total minimum payments required                                       $648

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007


Note 7 - Other Real Estate Owned and Other Repossessed Items

Other real estate owned and other repossessed items consisted of the following at September 30 (in thousands):

                                                               2008      2007

Real estate acquired through foreclosure                      $ 508      - -
Items acquired through repossession                               3      - -

  Total other real estate owned and other repossessed items   $ 511      - -


Note 8 - Core Deposit Intangibles ("CDI")

During the year ended September 30, 2005, the Company recorded a core deposit intangible of $2,201,000 in connection with the October 2004 acquisition of seven branches and related deposits. Net unamortized core deposit intangible totaled $972,000 and $1,221,000 at September 30, 2008 and 2007, respectively. Amortization expense related to the core deposit intangible for the years ended September 30, 2008, 2007 and 2006 was $249,000, $285,000 and $328,000,
respectively.

Amortization expense for the core deposit intangible for future years ending September 30 is estimated to be as follows (in thousands):

    2009                                                     $217
    2010                                                      190
    2011                                                      167
    2012                                                      148
    2013                                                      131
    Thereafter                                                119

    Total                                                    $972

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007


Note 9 - Deposits

Deposits consisted of the following at September 30 (in thousands):

                                                       2008        2007

Non-interest-bearing                                $ 51,955    $ 54,962
NOW checking                                          90,468      80,372
Savings                                               56,391      56,412
Money market accounts                                 70,379      48,068
Certificates of deposit                              203,420     202,844
Certificates of deposit - brokered                    25,959      24,077

  Total deposits                                    $498,572    $466,735

Certificates of deposit of $100,000 or greater totaled $73,107,000 and $67,316,000 at September 30, 2008 and 2007, respectively.


Scheduled maturities of certificates of deposit for future years ending September 30 are as follows (in thousands):

2009                                                                $175,817
2010                                                                  46,407
2011                                                                   1,629
2012                                                                   1,576
2013                                                                   3,554
Thereafter                                                               396

  Total                                                             $229,379

Interest expense by account type is as follows for the years ended September 30 (in thousands):

                                                2008        2007       2006

NOW checking                                  $   774     $   638     $  684
Savings                                           398         425        442
Money market accounts                           1,250       1,186        711
Certificates of deposit                         8,480       8,818      6,068
Certificates of deposit - brokered                861         225        - -

  Total                                       $11,763     $11,292     $7,905

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007


Note 10 - Other Borrowings - Repurchase Agreements

Other borrowings at September 30, 2008 and 2007 consisted of overnight repurchase agreements with customers totaling $758,000 and $595,000, respectively.

Information concerning repurchase agreements is summarized as follows at September 30 (dollars in thousands):

                                                          2008        2007

  Average daily balance during the period                $  943      $1,019
  Average daily interest rate during the period            2.12%       4.61%
  Maximum month-end balance during the period            $1,884      $4,460
  Weighted average rate at end of period                   1.05%       4.42%

  Securities underlying the agreements at the end of
   period:
    Recorded value                                       $1,614      $1,701
    Fair value                                            1,614       1,701

The securities underlying the agreements at September 30, 2008 were under the Company's control in safekeeping at third-party financial institutions.


Note 11 - Federal Home Loan Bank ("FHLB") Advances and Other Borrowing Lines

The Bank has long- and short-term borrowing lines with the FHLB of Seattle with total credit on the lines equal to 30% of the Bank's total assets, limited by available collateral. Borrowings are considered short-term when
the original maturity is less than one year.   FHLB advances consisted of the
following at September 30 (in thousands):


                                                      2008        2007

Short-term                                         $    - -     $30,000
Long-term                                           104,628      69,697

  Total                                            $104,628     $99,697

The long-term borrowings mature at various dates through September 2017 and bear interest at rates ranging from 3.49% to 5.54%. Advances totaling $4,628,000 have monthly payments aggregating $6,000 plus interest. Under the Advances, Security and Deposit Agreement, virtually all of the Bank's assets, not otherwise encumbered, are pledged as collateral for advances. Principal reductions due for future years ending September 30 are as follows (in thousands):

2009                                                                $  4,628
2010                                                                  20,000
2011                                                                  20,000
2012                                                                  10,000
2013                                                                     - -
Thereafter                                                            50,000
                                                                    $104,628

(continued)
                                       96

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007


Note 11 - Federal Home Loan Bank ("FHLB") Advances and Other Borrowing Lines (concluded)

A portion of the long-term advances have a putable feature and may be called earlier by the FHLB than the above schedule indicates.

The Bank also maintains a short-term $10,000,000 overnight borrowing line with Pacific Coast Banker's Bank. The borrowing line may be reduced or withdrawn at any time. As of September 30, 2008 and 2007, the Bank did not have any outstanding advances on this borrowing line.

Information concerning total short-term advances is summarized as follows at September 30 (dollars in thousands):

                                                         2008       2007

  Average daily balance during the period             $13,378    $34,187
  Average daily interest rate during the period          4.44%      5.58%
  Maximum month-end balance during the period         $42,600    $72,750
  Weighted average rate at end of the period              - -       5.19%


Note 12 - Other Liabilities and Accrued Expenses

Other liabilities and accrued expenses were comprised of the following at September 30 (in thousands):

                                                        2008        2007

Accrued deferred compensation and profit sharing
 plans payable                                         $ 454       $  605
Accrued interest payable on deposits, FHLB advances
 and other borrowings                                  1,135        1,378
Accounts payable and accrued expenses - other          1,495        1,291

  Total other liabilities and accrued expenses        $3,084       $3,274


Note 13 - Federal Income Taxes

The components of the provision for federal income taxes for the years ended September 30 are as follows (in thousands):

                                                2008        2007        2006

Current                                        $4,041      $3,929     $3,603
Deferred                                       (1,217)       (101)       226

  Total federal income taxes                   $2,824      $3,828     $3,829


(continued)
                                      97

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007


Note 13 - Federal Income Taxes (continued)


The components of the Company's prepaid federal income taxes and net deferred tax assets included in other assets as of September 30 are as follows (in thousands):


                                                        2008        2007

Prepaid federal income taxes                           $  525      $1,154
Net deferred tax assets                                 1,945         884
    Total                                              $2,470      $2,038


The components of the Company's deferred tax assets and liabilities at September 30 are as follows (in thousands):


                                                        2008        2007

Deferred Tax Assets
  Accrued interest on loans                            $    5      $    1
  Accrued vacation                                        115         106
  Deferred compensation                                    54          69
  Unearned ESOP shares                                    450         438
  Allowance for loan losses                             2,822       1,679
  CDI                                                     226         189
  Unearned MRDP shares                                     61          26
  Net unrealized securities losses                        248         404
  Capital loss carry-forward                              928         - -
  Stock option compensation expense                        21          20
  Total deferred tax assets                             4,930       2,932


Deferred Tax Liabilities
  FHLB stock dividends                                    906         906
  Depreciation                                            262         243
  Goodwill                                                527         396
  Certificate of deposit valuation                         21          23
  Mortgage servicing rights                               457         368
  Prepaid expenses                                        122         112
  Total deferred tax liabilities                        2,295       2,048


  Valuation allowance for capital loss on sale
   of securities                                         (690)        - -


  Net deferred tax assets                              $1,945      $  884


The Company has a capital loss carry forward in the amount of $2,643,000 that will expire in 2013.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007


Note 13 - Federal Income Taxes (concluded)

The provision for federal income taxes for the years ended September 30 differs from that computed at the statutory corporate tax rate as follows (dollars in thousands):

                                2008              2007              2006
                           Amount  Percent   Amount  Percent   Amount  Percent

Taxes at statutory rate    $2,390   35.0%    $4,197    35.0%   $4,195    35.0%
BOLI income                  (170)  (2.5)      (162)   (1.4)     (157)   (1.3)
Non-deductible capital
 loss                         750   11.0        - -     - -       - -     - -
Dividends on ESOP            (136)  (2.0)      (123)   (1.0)     (114)   (1.0)
Other - net                   (10)  (0.1)       (84)   (0.7)      (95)   (0.8)

  Federal income taxes     $2,824   41.4%    $3,828    31.9%   $3,829    31.9%


Note 14 - Employee Stock Ownership and 401(k) Plan ("KSOP")

Effective October 3, 2007, the Bank established the Timberland Bank Employee Stock Ownership and 401(k) Plan ("KSOP") by combining the existing Timberland Bank Employee Stock Ownership Plan (established in 1997) and the Timberland Bank 401(k) Profit Sharing Plan (established in 1970). The KSOP is comprised of two components, the Employee Stock Ownership Plan ("ESOP") and the 401(k) Plan. The KSOP benefits employees with at least one year of service who are 21 years of age or older. It may be funded by Bank contributions in cash or stock for the ESOP and in cash only for the 401(k) profit sharing. Employee vesting occurs over six years.

ESOP
----

The amount of the annual contribution is discretionary, except that it must be sufficient to enable the ESOP to service its debt. All dividends received by the ESOP are used to pay debt service. Dividends of $389,000, $351,000, and $326,000 were used to service the debt during the years ended September 30, 2008, 2007 and 2006, respectively. As of September 30, 2008, 164,229 ESOP shares had been distributed to participants.

In January 1998, the ESOP borrowed $7,930,000 from the Company to purchase 1,058,000 shares of common stock of the Company. The term of the loan was extended by 75 months in December 2006. The extension of the loan reduces the annual number of shares allocated to participants. The loan is being repaid primarily from the Bank's contributions to the ESOP and is scheduled to be fully repaid by March 31, 2019. The interest rate on the loan is 8.5%. Interest expense on the ESOP debt was $359,000, $375,000, and $411,000 for the years ended September 30, 2008, 2007 and 2006, respectively. The balance of the loan at September 30, 2008 was $4,063,000.

Shares held by the ESOP as of September 30 were classified as follows:

                                           2008      2007      2006

Unallocated s                             370,294   405,562   440,830
Shares released for allocation            523,477   518,066   542,216

  Total ESOP shares                       893,771   923,628   983,046

The approximate fair market value of the Bank's unallocated shares at September 30, 2008, 2007 and 2006, was $2,796,000, $6,347,000 and $7,737,000,
respectively. Compensation expense recognized under the ESOP was $7,000, $274,000 and $683,000 for the years ended September 30, 2008, 2007 and 2006, respectively.

(continued)                           99

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007


Note 14 - Employee Stock Ownership and 401(k) Plan ("KSOP") (concluded)

401(k)
------

Eligible employees may contribute up to the maximum established by the Internal Revenue Service. Contributions by the Bank are at the discretion of the board of directors except for a 3% safe harbor contribution which is mandatory per the plan. Bank contributions totaled $422,000, $371,000 and $558,000 for the years ended September 30, 2008, 2007 and 2006, respectively.


Note 15 - Stock Compensation Plans

Stock Options Plans
-------------------
Under the Company's stock option plans (1999 Stock Option Plan and 2003 Stock Option Plan), the Company may grant options for up to 1,622,500 shares of common stock to employees, officers and directors. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company's stock on the date of grant. The options vest over a ten-year period, which may be accelerated if the Company meets certain performance criteria. Generally, options vest in annual installments of 10% on each of the ten anniversaries from the date of grant and if the Company meets three of four established performance criteria the vesting is accelerated to 20% for that year. These four performance criteria are: (i) generating a return on assets which exceeds that of the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; (ii) generating an efficiency ratio which is less than that of the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; (iii) generating a net interest margin which exceeds the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; and
(iv) increasing the Company's earnings per share over the prior fiscal year. The Company performs the accelerated vesting analysis in February of each year based on the results of the most recently completed fiscal year. At September 30, 2008, options for 279,416 shares are available for future grant under these plans.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury rate of a similar term as the stock option at the particular grant date. The expected life is based on historical data, vesting terms, and estimated exercise dates. The expected dividend yield is based on the most recent quarterly dividend on an annualized basis. The expected volatility is based on historical volatility of the Company's stock price. There were no options granted during the fiscal years ended September 30, 2008, 2007 or 2006.

Stock option activity is summarized in the following table:
                                                                  Weighted
                                                                  Average
                                                      Number of   Exercise
                                                      Shares      Price

Outstanding September 30, 2005                        724,822      $ 6.93
Options exercised                                    (200,678)       6.09
  Outstanding September 30, 2006                      524,144        7.26

Options exercised                                    (110,470)       6.73
Options forfeited                                      (1,000)       7.60
  Outstanding September 30, 2007                      412,674        7.39

Options exercised                                    (138,854)       6.06
  Outstanding September 30, 2008                      273,820        8.07

(continued)                           100

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007


Note 15 - Stock Compensation Plans (continued)

The total fair value of shares that vested during the years ended September 30, 2008, 2007 and 2006 was $30,000, $52,000 and $65,000, respectively.

Proceeds related tax benefits realized from options exercised and intrinsic value of options exercised for the years ended September 30 were as follows (in thousands):

                                             2008        2007        2006

Proceeds from options exercised             $ 842       $ 744       $1,221
Related tax benefit recognized                 15         463          607
Intrinsic value of options exercised          531       1,231        1,785


Additional information regarding options outstanding at September 30, 2008, is as follows:

                    Options Outstanding             Options Exercisable
                 ----------------------------- ------------------------------
                                    Weighted                      Weighted
                                    Average                       Average
                          Weighted  Remaining           Weighted  Remaining
Range of                  Average   Contractual         Average   Contractual
Exercise                  Exercise  Life                Exercise  Life
Prices           Number   Price     (Years)    Number   Price     (Years)

$ 6.00          104,956   $ 6.00      0.3     104,956   $ 6.00       0.3
  7.45           56,638     7.45      2.7      56,638     7.45       2.7
  7.85 - 7.98     6,000     7.91      3.6       6,000     7.91       3.6
  9.52           56,680     9.52      4.4      51,012     9.52       4.4
 11.46 - 11.63   49,546    11.51      5.3      49,546    11.51       5.3
                273,820   $ 8.07      2.6     268,152   $ 8.04       2.6

The aggregate intrinsic value of all options outstanding at September 30, 2008 was $168,000. At September 30, 2008, there were 5,668 unvested options, all of which are assumed to vest, with an aggregate intrinsic value of $0. The aggregate intrinsic value of all options that were exercisable at September 30, 2008 was $168,000.


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

The MRDP allows for the issuance to participants of up to 529,000 shares of the Company's common stock. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. Awards under the MRDP are made in the form of restricted shares of common stock that are subject to restrictions on the transfer of ownership and are subject to a five-year vesting period. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participants is recognized over a five-year vesting period, with 20% vesting on each of the five anniversaries from the date of the grant.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007


Note 15 - Stock Compensation Plans (continued)


A summary of MRDP shares granted and vested for the years ended September 30, were as follows:

                                            2008         2007       2006

Shares granted                             20,315       15,080     12,000
Weighted average grant date fair value     $12.76       $17.44     $16.22

Shares vested                               5,416        2,400        - -
Aggregate vesting date fair value         $46,000      $39,000     $  - -


A summary of unvested MRDP shares as of September 30, 2008 and changes during the year ended September 30, 2008, were as follows:

                                                        Weighted Average
                                                              Grant Date
                                               Shares         Fair Value

Unvested shares, beginning of period           24,680         $16.97
Shares granted                                 20,315          12.76
Shares vested                                  (5,416)         16.90
Unvested shared, end of period                 39,579          14.82


At September 30, 2008, there were 39,579 unvested MRDP shares with an aggregate grant date fair value of $586,000 and there were 71,751 shares available for future grant under the MRDP.


Expense for Stock Compensation Plans
------------------------------------
Compensation expense recorded in the financial statements for all stock-based plans were as follows for the years ended September 30, (in thousands):

                                          2008         2007       2006

Stock options                             $  5         $ 25       $ 50
MRDP stock grants                          147           66          8
Less: related tax benefit recognized       (53)         (31)       (20)

                                          $ 99         $ 60       $ 38

(continued)
                                      102

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007


Note 15 - Stock Compensation Plans (concluded)

The compensation expense yet to be recognized for stock based awards that been awarded but not vested for the years ending September 30, is as follows (in thousands):


                            Stock
                       Stock     Grants    Total
                       Options   (MRDP)    Awards

2009                    $ 3       $143      $146
2010                     --        143       143
2011                     --        137       137
2012                     --         84        84
2013                     --         11        11

                        $ 3       $518      $521


Note 16 - Deferred Compensation Plans

The Bank has a deferred compensation/non-competition arrangement with its former chief executive officer, which provides monthly payments of $2,000 per month upon retirement. Payments under this agreement began in March 2004 and will continue until his death, at which time payments will continue to his surviving spouse until the earlier of her death or for 60 months. The present value of the payments as of September 30, 2008 and 2007, $129,000 and $153,000, respectively, has been accrued for under the agreement and is included in other liabilities on the consolidated balance sheets.

The Company adopted the Timberland Bancorp, Inc. Directors Deferred Compensation Plan in 2004. This plan allows directors to defer a portion of their monthly directors' fees until retirement with no income tax payable by the director until retirement benefits are received. The Company accrues interest on the liability at a rate of 1.00% over the Bank's one-year CD rate. The liability accrued for under the plan as of September 30, 2008 and 2007 was $10,000 and is included in other liabilities on the consolidated balance sheets.


Note 17 - Commitments and Contingencies

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk not recognized on the consolidated balance sheets.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of the Bank's commitments at September 30, is as follows (in thousands):
                                                            2008       2007

Undisbursed portion of construction loans in process
 (see Note 4)                                             $43,353    $65,673
Undisbursed lines of credit                                25,343     20,522
Commitments to extend credit                               15,281     35,784


(continued)
                                      103

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007


Note 17 - Commitments and Contingencies (continued)

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

In March 2007, the Bank adopted the Timberland Bank Employee Severance Compensation Plan, which replaced the existing employee severance compensation agreement adopted in 1998. The new plan, which expires in 2017, was adopted to provide severance pay benefits to eligible employees in the event of a change in control of the Company or the Bank (as defined in the plan). In general, all employees (except those who have signed separate employment related agreements) with two or more years of service will be eligible to participate in the plan. Under the plan, in the event of a change in control of the Company or the Bank, eligible employees who are terminated or who terminate employment (but only upon the occurrence of events specified in the plan) within 12 months of the effective date of a change in control would be entitled to a payment based on years of service or officer rank with the Bank. The maximum payment for any eligible employee would be equal to 24 months of their current compensation.

In April 2007, the Bank and the Company entered into employment agreements with the Chief Executive Officer and the Chief Financial Officer. The employment agreements provide for a severance payment and other benefits if the officers are involuntarily terminated following a change in control of the Company or the Bank. The maximum value of the severance benefits under the employment agreements is 2.99 times the officer's average annual compensation during the five-year period prior to the effective date of the change in control.

Because of the nature of its activities, the Company is subject to various pending and threatened legal actions which arise in the ordinary course of business. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the financial position of the Company.


Note 18 - Significant Concentrations of Credit Risk

Most of the Bank's lending activity is with customers located in the state of Washington and involves real estate. At September 30, 2008, the Bank had $580,184,000 (including $43,353,000 of undisbursed construction loan proceeds) in loans secured by real estate, which represents 94.8% of the total loan portfolio. The real estate loan portfolio is primarily secured by one- to four-family properties, multi-family properties, undeveloped land, and a variety of commercial real estate property types. At September 30, 2008, there were no concentrations of real estate loans to a specific industry or secured by a specific collateral type that equaled or exceeded 20% of the Bank's total loan portfolio, other than loans secured by one-to four-family properties. The ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region and the impact of those changes on the real estate market. The Bank typically maintains loan-to-value ratios of no greater than 90% on real estate loans.

The Bank believes its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks. Collateral and / or guarantees are required for all loans.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007


Note 19 - Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines of the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital classifications of the Company and the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios as defined in the regulations (set forth in the table below) of Tier 1 capital to average assets, and minimum ratios of Tier 1 and total capital to risk-weighted assets.

At September 30, 2008, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.





(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007


Note 19 - Regulatory Matters (concluded)


Restrictions on Retained Earnings

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

                                                            To be Well
                                                            Capitalized
                                                            Under Prompt
                                         Capital Adequacy   Corrective Action
                        Actual           Purposes           Provisions
                        Amount   Ratio   Amount   Ratio     Amount   Ratio

September 30, 2008
 Tier 1 capital
  (to average assets):
   Consolidated         $68,615   10.3%  $26,709   4.0%       N/A      N/A
   Timberland Bank       61,326    9.2    26,649   4.0       $33,311   5.0%
 Tier 1 capital
  (to risk-weighted
  assets):
   Consolidated          68,615   12.4    22,189   4.0        N/A      N/A
   Timberland Bank       61,326   11.1    22,192   4.0        33,288   6.0
 Total capital (to
  risk-weighted assets):
   Consolidated          75,563   13.6    44,378   8.0        N/A      N/A
   Timberland Bank       68,275   12.3    44,384   8.0        55,480  10.0

September 30, 2007
 Tier 1 capital
  (to average assets):
   Consolidated         $67,397   10.7%  $25,116   4.0%       N/A      N/A
   Timberland Bank       59,308    9.5    25,058   4.0       $31,323   5.0%
 Tier 1 capital
  (to risk-weighted
  assets):
   Consolidated          67,397   12.7    21,172   4.0        N/A      N/A
   Timberland Bank       59,308   11.2    21,154   4.0        31,731   6.0
 Total capital
  (to risk-weighted
  assets):
   Consolidated          72,194   13.6    42,344   8.0        N/A      N/A
   Timberland Bank       64,105   12.1    42,308   8.0        52,885  10.0


The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

At the time of conversion of the Bank from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank, the Bank established a liquidation account in an amount equal to its retained earnings of $23,866,000 as of June 30, 1997, the date of the latest statement of financial condition used in the final conversion prospectus. The liquidation account is maintained for the benefit of eligible account holders who have maintained their deposit accounts in the Bank after conversion. The liquidation account reduces annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases do not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank (and only in such an event), eligible depositors who have continued to maintain accounts will be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock. The Bank may not declare or pay cash dividends if the effect thereof would reduce its regulatory capital below the amount required for the liquidation account.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007

Note 20 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - September 30
(In Thousands)
                                                             2008       2007
Assets
  Cash and due from financial institutions                 $   280    $    73
  Interest-bearing deposits in banks                         2,903      1,253
  Investments and mortgage-backed securities (available
   for sale)                                                   - -      2,064
  Loan receivable from Bank                                  4,063      4,293
  Investment in Bank                                        67,552     66,434
  Other assets                                               1,345      1,906

    Total assets                                           $76,143    $76,023

Liabilities and shareholders' equity
  Loan payable to Bank                                     $   - -    $ 1,400
  Accrued expenses                                           1,302         76
  Shareholders' equity                                      74,841     74,547

    Total liabilities and shareholders' equity             $76,143    $76,023

Condensed Statements of Income - Years Ended September 30
(In Thousands)
                                                  2008       2007       2006
Operating income
  Interest-bearing deposits in banks             $   22     $   26    $   27
  Interest on loan receivable from Bank             359        375       411
  Dividends on investments                           65        108        91
  Loss on sale of investment securities
   available for sale ("AFS")                      (171)       - -       - -
  Dividends from Bank                             3,850     12,823     4,500
  Total operating income                          4,125     13,332     5,029

Non-operating income                               - -        - -          3

Operating expenses                                 589        633        465

  Income before income taxes and equity
   in undistributed income of Bank               3,536     12,699      4,567

Income taxes (benefit)                            (193)      (166)       (91)

  Income before equity in undistributed
   income of Bank                                3,729     12,865      4,658

Equity in undistributed income of bank
 (dividends in excess of income of Bank)           276     (4,702)     3,499

  Net income                                    $4,005     $8,163     $8,157
(continued)
                                      107

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007


Note 20 - Condensed Financial Information - Parent Company Only (concluded)

Condensed Statements of Cash Flows - Years Ended September 30 (In Thousands)

                                                  2008       2007       2006
Cash flows from operating activities
  Net income                                    $ 4,005   $  8,163    $ 8,157
  Adjustments to reconcile net income to net
   cash provided:
    (Equity in undistributed income of Bank)
     dividends in excess of income of Bank         (276)     4,702     (3,499)
    ESOP shares earned                              264        265        528
    MRDP compensation expense                       131         59          7
    Stock option compensation expense                 5         25         50
    Stock option tax effect                          15        464        607
    Less stock option excess tax benefit            (11)      (354)      (494)
    Loss on sale of securities AFS                  171        - -        - -
    Other, net                                    1,764       (256)      (462)
Net cash provided by operating activities         6,068     13,068      4,894

Cash flows from investing activities
  Investment in Bank                               (562)      (698)    (1,062)
  Proceeds from sale of securities AFS            1,959        - -        - -
  Principal repayments on loan receivable from
   Bank                                             230        214        525
  Net cash provided by (used in) investing
   activities                                     1,627       (484)      (537)

Cash flows from financing activities
  Increase (decrease) in borrowings from Bank    (1,400)      1,400       - -
  Proceeds from exercise of stock options           841         744     1,221
  Repurchase of common stock                     (1,920)    (12,431)   (3,701)
  Payment of dividends                           (2,977)     (2,682)   (2,492)
  ESOP tax effect                                  (409)        354       480
  MRDP compensation tax effect                       16           5        (4)
  Stock option tax effect                            11         354       494
  Net cash used in financing activities          (5,838)    (12,256)   (4,002)

  Net increase in cash                            1,857         328       355

Cash equivalents
  Beginning of year                               1,326         998       643

  End of year                                   $ 3,183    $  1,326   $   998

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007


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

                                               2008       2007       2006

Basic EPS Computation
  Numerator - net income                       $4,005      $8,163      $8,157

  Denominator - weighted average common
   shares outstanding                       6,475,385   6,775,822   7,032,662

  Basic EPS                                     $0.62       $1.20       $1.16


Diluted EPS Computation
  Numerator - net income                       $4,005      $8,163      $8,157

  Denominator - weighted average common
   shares outstanding                       6,475,385   6,775,822   7,032,662
  Effect of dilutive stock options             95,107     204,636     249,090
  Effect of dilutive MRDP shares                  - -       1,649         144
  Weighted average common shares
   outstanding-assuming dilution            6,570,492   6,982,107   7,281,896

  Diluted EPS                                   $0.61       $1.17       $1.12


For the year ended September 30, 2008, options to purchase 40,443 shares of common stock were outstanding but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, their effect would have been anti-dilutive. There were no options to purchase shares of common stock excluded from the computation of diluted earnings per share for the years ended September 30, 2007 and 2006.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007


Note 22 - Accumulated Other Comprehensive Income (Loss)

Net unrealized gains and losses included in accumulated other comprehensive income (loss) were computed as follows for the years ended September 30 (in thousands):

                                                       Tax
                                          Before-Tax   (Benefit)  Net-of-Tax
                                          Amount       Expense    Amount

2008
  Unrealized holding losses arising
   during the year                         ($2,329)     ($58)     ($2,271)
  Reclassification adjustment for
   losses included in net income             2,826       232        2,594

  Net unrealized gains                      $  497      $174       $  323


2007
  Unrealized holding gains arising
   during the year                          $  329      $112       $  217

  Net unrealized gains                      $  329      $112       $  217

2006
  Unrealized holding losses arising
   during the year                           ($196)     ($66)       ($130)

  Net unrealized losses                      ($196)     ($66)       ($130)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007


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

     Investments and Mortgage-Backed Securities
     The fair value of investments and mortgage-backed securities has been based on quoted market prices, dealer quotes, or discounted cash flows.

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

     Mortgage Servicing Rights ("MSRs")
     The fair value of the mortgage servicing rights was determined using a model, which incorporates the expected life of the loans, estimated cost to service the loans, servicing fees received and other factors. The Company calculates MSRs fair value by stratifying MSRs based on the predominant risk characteristics that include the underlying loan's interest rate, cash flows of the loan, origination date and term.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007


Note 23 - Fair Value of Financial Instruments (concluded)


     Off-Balance-Sheet Instruments
     The fair value of commitments to extend credit was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the customers. Since the majority of the Bank's off-balance-sheet instruments consist of variable-rate commitments, the Bank has determined they do not have a distinguishable fair value.


The estimated fair value of financial instruments at September 30, were as follows (in thousands):

                                  2008       Estimated   2007       Estimated
                                  Recorded   Fair        Recorded   Fair
                                  Amount     Value       Amount     Value

Financial Assets
  Cash and due from financial
   institutions and interest-
   bearing deposits in banks      $ 17,444   $ 17,444   $ 12,895    $ 12,895
  Federal funds sold                25,430     25,430      3,775       3,775
  Investments and mortgage-backed
   securities                       31,331     29,072     63,969      63,968
  FHLB stock                         5,705      5,705      5,705       5,705
  Loans receivable and loans
   held for sale                   557,687    558,379    515,341     510,924
  Accrued interest receivable        2,870      2,870      3,424       3,424
  Mortgage servicing rights          1,306      1,818      1,051       1,958

Financial Liabilities
  Deposits                        $498,572   $498,806   $466,735    $466,648
  FHLB advances - short term           - -        - -     30,000      30,000
  FHLB advances - long term        104,628    105,958     69,697      69,556
  Other borrowings: repurchase
   agreements                          758        758        595         595
  Accrued interest payable           1,135      1,135      1,378       1,378

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

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007


Note 24 - Stock Repurchase Plan

The Company repurchased 144,950 shares of stock during the year ended September 30, 2008. The Company had 343,468 shares remaining to be purchased on its existing stock repurchase plan at September 30, 2008.


Note 25 - Subsequent Events

On October 29, 2008, the Company's board of directors approved a dividend in the amount of $0.11 per share to be paid on November 26, 2008 to shareholders of record as of November 13, 2008.


Note 26 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data are presented for the quarters ended (in thousands, except per share amounts):



                           September 30,   June 30,    March 31,  December 31,
                           2008            2008        2008       2007
Interest and dividend
 income                     $10,567        $10,368     $10,926      $11,477
Interest expense             (3,732)        (3,868)     (4,255)      (4,558)
  Net interest income         6,835          6,500       6,671        6,919

Provision for loan losses    (1,500)          (500)       (700)      (1,200)
Non-interest income           2,019           (893)      1,555        1,497
Non-interest expense         (5,397)        (4,919)     (5,207)      (4,851)

  Income before income
   taxes                      1,957            188       2,319        2,365

Federal income taxes            607            733         734          750

  Net income                $ 1,350        $  (545)    $ 1,585      $ 1,615

Basic earnings per share    $ 0.208        $(0.085)    $ 0.246      $ 0.248
Diluted earnings per share    0.207         (0.084)      0.242        0.242



(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2008 and 2007


Note 26 - Selected Quarterly Financial Data (Unaudited) (concluded)


                           September 30,   June 30,    March 31,  December 31,
                           2007            2007        2007       2006

Interest and dividend
 income                      $11,197       $10,814     $10,168      $9,765
Interest expense              (4,453)       (4,156)     (3,680)     (3,489)
  Net interest income          6,744         6,658       6,488       6,276

Provision for loan losses       (270)         (260)       (156)        - -
Non-interest income            1,557         1,501       1,424       1,480
Non-interest expense          (4,854)       (4,761)     (4,939)     (4,897)

  Income before income
   taxes                       3,177         3,138       2,817       2,859

Federal income taxes           1,022         1,000         901         905

  Net income                 $ 2,155       $ 2,138     $ 1,916     $ 1,954

Basic earnings per share     $ 0.330       $ 0.318     $ 0.279     $ 0.279
Diluted earnings per share     0.322         0.309       0.270       0.270

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

  Not applicable.

Item 9A.  Controls and Procedures
---------------------------------

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this annual report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2008, are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     (b) Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not de detected.

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

Item 9B.  Other Information
---------------------------

  None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information contained under the section captioned "Proposal I - Election of Directors" is included in the Company's Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

     For information regarding the executive officers of the Company and the Bank, see "Item 1. Business - Executive Officers."

Compliance with Section 16(a) of the Exchange Act

     The information contained under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" is included in the Company's Proxy Statement and is incorporated herein by reference.

Audit Committee Financial Expert

     The Company has a separately designated standing Audit Committee, composed of Directors Mason, Robbel and Smith. Each member of the Audit Committee is "independent" as defined in the Nasdaq Stock Market listing standards. The Company's Board of Directors has designated Director Robbel as the Audit Committee financial expert, as defined in the SEC's Regulation S-K. Directors Mason, Robbel and Smith are independent as that term is used in Item 7(c) of Schedule 14A promulgated under the Exchange Act.

Code of Ethics

     The Board of Directors ratified its Code of Ethics for the Company's officers (including its senior financial officers), directors and employees during the year ended September 30, 2008. The Code of Ethics requires the Company's officers, directors and employees to maintain the highest standards of professional conduct. The Company's Code of Ethics was filed as an exhibit to its Annual Report on Form 10-K for the year ended September 30, 2003 and is available on our website at www.timberlandbank.com.

Item 11.  Executive Compensation
--------------------------------

     The information contained under the sections captioned "Executive Compensation" and "Directors' Compensation" is included in the Company's Proxy Statement and is incorporated herein by reference.

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

     (d) Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Company's equity compensation plans as of September 30, 2008.

                                                                 Number of
                                                                 securities
                                                                 remaining
                                                                available for
                                                               future issuance
                                                                under equity
                   Number of securities   Weighted-average      compensation
                    to be issued upon     exercise price of   plans (excluding
                        exercise of           outstanding        securities
                   outstanding options,   options, warrants      reflected
Plan category      warrants and rights        and rights       in column (a))
-----------------  -------------------    -----------------   ----------------
                            (a)                   (b)                (c)
Equity compensation
 plans approved by
 security holders:
 Management
  Recognition
   and Development
   Plan...........             --                $   --            71,751
 1999 Stock Option
  Plan............        261,688                  7.90             3,678
 2003 Stock Option
  Plan............         12,132                 11.63           275,738

Equity compensation
 plans not approved
 by security
 holders..........             --                    --                --

   Total..........        273,820                $ 8.07           351,167

Item 13.   Certain Relationships and Related Transactions, and Director
-----------------------------------------------------------------------
Independence
------------

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

                                  PART IV

Item 15.  Exhibits, Financial Statement Schedules
-------------------------------------------------

     (a)     Exhibits

             3.1   Articles of Incorporation of the Registrant (1)
             3.2   Amended and Restated Bylaws of the Registrant (2)
             3.3   Amendment to Bylaws(3)
            10.1   Employee Severance Compensation Plan (4)
            10.2   Employee Stock Ownership Plan (5)
            10.3   1999 Stock Option Plan (6)
            10.4   2003 Stock Option Plan (7)
            10.5   Form of Incentive Stock Option Agreement (8)
            10.6   Form of Non-qualified Stock Option Agreement (8)
            10.7   Management Recognition and Development Plan (6)
            10.8   Form of Management Recognition and Development Award
                   Agreement (7)
            10.10  Employment Agreement with Michael R. Sand (9)
            10.11  Employment Agreement with Dean J. Brydon (9)
            14     Code of Ethics (10)

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

-------------
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817).
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 18, 2007.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2002.
(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997; and to the Registrant's Current Report on Form 8-K dated April 13, 2007.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(6) Incorporated by reference to Exhibit 99 included in the Registrant's Registration Statement on Form S-8 (333-32386)
(7) Incorporated by reference to Exhibit 99.2 included in the Registrant's Registration Statement on Form S-8 (333-1161163)
(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2005.
(9) Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 13, 2007.
(10) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2003.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TIMBERLAND BANCORP, INC.


Date: December 9, 2008          By:/s/ Michael R. Sand
                                   ---------------------------------
                                   Michael R. Sand
                                   President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURES                        TITLE                         DATE

/s/ Michael R. Sand     President, Chief Executive Officer   December 9, 2008
----------------------   and Director (Principal Executive
Michael R. Sand          Officer)


/s/ Clarence E. Hamre   Chairman of the Board                December 9, 2008
----------------------
Clarence E. Hamre


/s/ Dean J. Brydon      Chief Financial Officer              December 9, 2008
----------------------   (Principal Financial and
Dean J. Brydon           Accounting Officer)


/s/ Andrea M. Clinton   Director                             December 9, 2008
----------------------
Andrea M. Clinton


/s/ David A. Smith      Director                             December 9, 2008
----------------------
David A. Smith


/s/ Jon C. Parker       Director                             December 9, 2008
----------------------
Jon C. Parker


/s/ James C. Mason      Director                             December 9, 2008
----------------------
James C. Mason


/s/ Ronald A. Robbel    Director                             December 9, 2008
----------------------
Ronald A. Robbel

                                EXHIBIT INDEX

Exhibit No.                     Description of Exhibit
-----------       ---------------------------------------------------

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

                                  Exhibit 21

                       Subsidiaries of the Registrant







Parent
----------------------------------

Timberland Bancorp, Inc.




                                       Percentage          Jurisdiction or
Subsidiaries                          of Ownership     State of Incorporation
-----------------------------------   ------------     ----------------------

Timberland Bank                           100%                Washington

Timberland Service Corporation (1)        100%                Washington

---------------
(1) This corporation is a wholly-owned subsidiary of Timberland Bank.

                                  Exhibit 23

                           Consent of Accountants

McGladrey & Pullen
Certified Public Accountants

          CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We consent to the incorporation by reference in Registration Statements No. 333-32386 and No. 333-116163 on Form S-8 of Timberland Bancorp, Inc. of our reports dated December 8, 2008, relating to the consolidated financial statements and the effectiveness of internal control over financial reporting of Timberland Bancorp, Inc. which appear in this Form 10-K for the year ended September 30, 2008.

/s/McGladrey & Pullen, LLP

Seattle, Washington
December 8, 2008

                                Exhibit 31.1

                           Certification Required
     by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934

I, Michael R. Sand, certify that:

1    I have reviewed this Annual Report on Form 10-K of Timberland Bancorp,
     Inc.;

2 Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3 Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4 The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5 The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: December 9, 2008

                                  /s/ Michael R. Sand
                                  --------------------------------
                                  Michael R. Sand
                                  Chief Executive Officer

                                 Exhibit 31.2

                           Certification Required
     by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934

I, Dean J. Brydon, certify that:

1    I have reviewed this Annual Report on Form 10-K of Timberland Bancorp,
     Inc.;

2 Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3 Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4 The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5 The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: December 9, 2008

                                  /s/ Dean J. Brydon
                                  --------------------------------
                                  Dean J. Brydon
                                  Chief Financial Officer

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


     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-K, that:

     1 the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     2 the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations, as of the dates and for the periods presented in the financial statements included in such report.



/s/ Michael R. Sand                     /s/ Dean J. Brydon
---------------------------------       --------------------------------
Michael R. Sand                         Dean J. Brydon
Chief Executive Officer                 Chief Financial Officer


Dated: December 9, 2008