Form 10-Q
period 2008-12-31
TIMBERLAND BANCORP INC
filed 2009-02-09
CIK 1046050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 2008

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

   Large accelerated filer [ ]     Accelerated Filer          [X]
   Non-accelerated filer   [ ]     Smaller reporting company  [ ]

Indicate by check mark whether the registrant is a shell company (in Rule 12b-2 of the Exchange Act).
Yes [ ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  CLASS                           SHARES OUTSTANDING AT January 31, 2009
  -----                           --------------------------------------
Common stock, $.01 par value                 7,045,036


<PAGR>


                                     INDEX

                                                                          Page
PART I.    FINANCIAL INFORMATION                                          ----

  Item 1.  Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets                           3

           Condensed Consolidated Statements of Income                     4

           Condensed Consolidated Statements of Shareholders' Equity       5

           Condensed Consolidated Statements of Cash Flows                 6-7

           Condensed Consolidated Statements of Comprehensive Income       8

           Notes to Condensed Consolidated Financial Statements            9-21

  Item 2.  Management's Discussion and Analysis of Financial Condition     21-33
            and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk      33

  Item 4.  Controls and Procedures                                         33-34

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                               34

  Item 1A - Risk Factors                                                   34-35

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     35

  Item 3.  Defaults Upon Senior Securities                                 36

  Item 4.  Submission of Matters to a Vote of Security Holders             36

  Item 5.  Other Information                                               36

  Item 6.  Exhibits                                                        36-37

SIGNATURES                                                                 38

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------
                      TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                      December 31, 2008 and September 30, 2008
                     (Dollars in thousands, except share amounts)

                                                    December 31,  September 30,
                                                          2008        2008
Assets                                              --------------------------
                                                    (Unaudited)
Cash equivalents:
     Non-interest bearing                           $  12,049       $   14,013
     Interest bearing deposits in banks                12,138            3,431
     Federal funds sold                                 9,725           25,430
                                                    --------------------------
                                                       33,912           42,874
                                                    --------------------------
Investments and mortgage-backed securities: held
  to maturity                                          12,891           14,233
Investments and mortgage-backed securities: available
  for sale                                             15,491           17,098
Federal Home Loan Bank ("FHLB") stock                   5,705            5,705

Loans receivable                                      563,312          563,964
Loans held for sale                                     2,410            1,773
Less: Allowance for loan losses                        (8,166)          (8,050)
                                                    --------------------------
  Net loans receivable                                557,556          557,687
                                                    --------------------------
Accrued interest receivable                             3,087            2,870
Premises and equipment                                 17,369           16,884
Other real estate owned ("OREO") and other
  repossessed items                                     1,266              511
Bank owned life insurance ("BOLI")                     13,023           12,902
Goodwill                                                5,650            5,650
Core deposit intangible ("CDI")                           918              972
Mortgage servicing rights                               1,336            1,306
Other assets                                            3,388            3,191
                                                    --------------------------
  Total assets                                     $  671,592       $  681,883
                                                    ==========================
Liabilities and shareholders' equity
Deposits                                           $  477,341       $  498,572
FHLB advances                                          99,609          104,628
Other borrowings: repurchase agreements                   714              758
Other liabilities and accrued expenses                  2,985            3,084
                                                    --------------------------
  Total liabilities                                   580,649          607,042
                                                    --------------------------
Commitments and contingencies                             - -              - -

Shareholders' equity
Preferred stock, $.01 par value; 1,000,000 shares
  authorized;                                             - -              - -
   December 31, 2008 - 16,641 shares, Series A,
     issued and outstanding
Common stock, $.01 par value; 50,000,000 shares
  authorized;                                              70               70
   December 31, 2008 - 7,028,015 shares issued and
     outstanding
   September 30, 2008 - 6,967,579 shares issued and
     outstanding
Additional paid in capital                             24,332            8,602
Unearned shares-Employee Stock Ownership Plan("ESOP")  (2,710)          (2,776)
Stock warrants                                          1,158              - -
Retained earnings                                      69,000           69,406
Accumulated other comprehensive loss                     (907)            (461)
                                                    --------------------------
  Total shareholders' equity                           90,943           74,841
                                                    --------------------------
  Total liabilities and shareholders' equity       $  671,592       $  681,883
                                                    ==========================

        See notes to unaudited condensed consolidated financial statements

                      TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                For the three months ended December 31, 2008 and 2007
                   (Dollars in thousands, except per share amounts)
                                  (unaudited)
                                                Three Months Ended December 31,
Interest and dividend income                                 2008        2007
                                                           -------------------
Loans receivable                                           $9,570     $10,764
Investments and mortgage-backed securities                    412         249
Dividends from mutual funds and FHLB stock                     10         423
Federal funds sold                                             24          31
Interest bearing deposits in banks                              9          10
                                                           -------------------
  Total interest and dividend income                       10,025      11,477
Interest expense                                           -------------------
Deposits                                                    2,496       3,334
FHLB advances - short term                                    - -         468
FHLB advances - long term                                   1,065         748
Other borrowings                                              - -           8
                                                           -------------------
  Total interest expense                                    3,561       4,558
                                                           -------------------
  Net interest income                                       6,464       6,919
Provision for loan losses                                   1,315       1,200
                                                           -------------------
  Net interest income after provision for loan losses       5,149       5,719
                                                           -------------------
Non-interest income
Service charges on deposits                                 1,150         696
Gain on sale of loans, net                                    164          92
Other than temporary impairment on securities              (1,170)        - -
BOLI net earnings                                             121         120
Servicing income on loans sold                                150         118
ATM transaction fees                                          288         299
Fee income from non-deposit investment sales                   28          39
Other                                                         175         133
                                                           -------------------
  Total non-interest income                                   906       1,497
                                                           -------------------
Non-interest expense
Salaries and employee benefits                              3,073       2,920
Premises and equipment                                        663         464
Advertising                                                   191         182
OREO and other repossessed items expense                       62         - -
ATM expenses                                                  125         148
Postage and courier                                           119         118
Amortization of CDI                                            54          62
State and local taxes                                         143         151
Professional fees                                             135         147
Other                                                         972         659
                                                           -------------------
  Total non-interest expense                                5,537       4,851
                                                           -------------------
Income before federal and state income taxes                  518       2,365
Federal income taxes                                          156         750
State income taxes                                              1          --
                                                           -------------------
  Net income                                              $   361     $ 1,615
                                                           ===================

Preferred stock dividend payable                          $    18     $    --
Net income available to common shareholders               $   343     $ 1,615

Earnings per common share:
  Basic                                                   $  0.05     $  0.25
  Diluted                                                 $  0.05     $  0.24
Weighted average common shares outstanding:
  Basic                                                 6,570,776   6,515,428
  Diluted                                               6,578,080   6,674,773
  Dividends paid per common share:                        $  0.11     $  0.10

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the year ended September 30, 2008 and the three months ended December 31, 2008
(Dollars in thousands, except per share amounts, common shares and preferred shares)

                                                                                                          Accumulated
                                                                                                          Other
                                                                          Unearned                        Compre-
                                          Preferred   Common Additional     Shares                        hensive
                      Preferred     Common    Stock    Stock    Paid-In  Issued to     Stock   Retained   Income
                         Shares     Shares   Amount   Amount    Capital       ESOP  Warrants   Earnings   (Loss)     Total
                         ------     ------   ------   ------    -------       ----  --------   --------   -------   -------
Balance, Sept. 30, 2007      --  6,953,360  $    --   $   70    $ 9,923    ($3,040)    $  --    $68,378     ($784)  $74,547

Net income                   --         --       --       --         --         --        --      4,005       -       4,005
Stock split                  --         --       --        -         --         --        --         --       --         --
Issuance of MRDP(1) shares   --     20,315       --       --         --         --        --         --       --         --
Repurchase of
  common stock               --   (144,950)      --       (1)    (1,920)        --        --         --       --     (1,921)
Exercise of stock options    --    138,854       --        1        856         --        --         --       --        857
Cash dividends
  ($.43 per common share)    --         --       --       --         --         --        --     (2,977)      --     (2,977)
Earned ESOP shares           --         --       --       --       (409)       264        --         --       --       (145)
MRDP compensation expense    --         --       --       --        147         --        --         --       --        147
Stock option
  compensation expense       --         --       --       --          5         --        --         --       --          5
Unrealized holding gain on
  securities available
  for sale, net of tax       --         --       --       --         --         --        --         --      323        323

Balance, Sept. 30, 2008      --  6,967,579   $   --     $ 70    $ 8,602    ($2,776)   $   --   $ 69,406    ($461)  $ 74,841

(Unaudited)
Net income                   --         --       --       --         --         --        --        361       --        361
Issuance of stock net of
  issuance cost          16,641         --       --       --     15,408         --     1,158         --       --     16,566
Issuance of MRDP shares      --     19,758       --       --         --         --        --         --       --         --
Repurchase of
  common stock               --         --       --        -         --         --        --         --       --         --
Exercise of stock options    --     40,678                --        284         --        --         --       --        284
Cash dividends
  ($0.11 per common share)   --         --       --       --         --         --        --       (767)      --       (767)
Earned ESOP shares            -         --       --       --         (9)        66        --         --        -         57
MRDP compensation expense    --         --       --       --         46         --        --         --       --         46
Stock option
  compensation expense       --         --       --       --          1         --        --         --       --          1
Unrealized holding gain (loss)
  on securities available
  for sale, net of tax       --         --       --       --         --         --        --         --     (446)      (446)

Balance,
December 31, 2008        16,641  7,028,015   $   --     $ 70   $ 24,332    ($2,710)  $ 1,158   $ 69,000    ($907)   $90,943

(1) 1998 Management Recognition and Development Plan.

                      See notes to unaudited condensed consolidated financial statements

                                                      5

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended December 31, 2008 and 2007
                                 (In thousands)
                                  (unaudited)
                                                Three Months Ended December 31,
Cash flow from operating activities                           2008        2007
                                                            -------------------
Net income                                                $    361    $  1,615
Non-cash revenues, expenses, gains and losses
 included in income:
  Provision for loan losses                                  1,315       1,200
  Depreciation                                                 273         283
  Deferred federal income taxes                                (41)       (399)
  Amortization of CDI                                           54          62
  Earned ESOP shares                                            66          66
  MRDP compensation expense                                     41          30
  Stock option compensation expense                              1           1
  Stock option tax effect less excess tax benefit               40          --
  Gain on sale of OREO, net                                     (2)         --
  Gain on the disposition of premises and equipment             --        (171)
  BOLI cash surrender value increase                          (121)       (120)
  Gain on sale of loans                                       (164)        (92)
  Decrease in deferred loan origination fees                   (69)        (40)
  Other than temporary impairment losses on securities       1,170          --
Loans originated for sale                                  (11,011)     (6,564)
Proceeds from sale of loans                                 10,539       7,413
Decrease (increase) in other assets, net                      (173)      1,225
Increase (decrease) in other liabilities and accrued
 expenses, net                                                 (99)         93
                                                            -------------------
Net cash provided by operating activities                    2,180       4,602

Cash flow from investing activities
Proceeds from maturities of securities available for sale      797      18,938
Proceeds from maturities of securities held to maturity        347           3
Increase in loans receivable, net                           (1,278)    (23,223)
Additions to premises and equipment                           (758)       (224)
Proceeds from the disposition of premises and equipment         --         175
Proceeds from sale of OREO                                       5          --
                                                            -------------------
Net cash used in investing activities                         (887)     (4,331)

Cash flow from financing activities
Decrease in deposits, net                                  (21,231)     (5,488)
Proceeds from FHLB advances - long term                         --      25,000
Repayment of FHLB advances - long term                      (5,019)    (15,017)
Proceeds from FHLB advances - short term                        --      (3,300)
Increase (decrease) in repurchase agreements                   (44)         16
Proceeds from exercise of stock options                        244          --
ESOP tax effect                                                 (9)         62
MRDP compensation tax effect                                     5          --
Repurchase of common stock                                      --        (703)
Issuance of stock warrants                                   1,158          --
Issuance of preferred stock                                 15,408          --
Payment of dividends                                          (767)       (693)
                                                            -------------------
Net cash used by financing activities                      (10,255)       (123)


 See notes to unaudited condensed consolidated financial statements (continued)

                      TIMBERLAND BANCORP, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)
               For the three months ended December 31, 2008 and 2007
                                 (In thousands)
                                  (unaudited)

                                                Three Months Ended December 31,
                                                              2008        2007
                                                            -------------------
Net (increase) decrease in cash equivalents                 (8,962)        148
Cash equivalents
  Beginning of period                                       42,874      16,670
                                                            -------------------
  End of period                                           $ 33,912    $ 16,818
                                                            -------------------
Supplemental disclosure of cash flow information
  Income taxes paid                                       $  1,002    $     --
  Interest paid                                              3,558       4,414
Supplemental disclosure of non-cash investing activities
  Change in unrealized holding gain (loss) on securities
    held for sale, net of tax                             $   (687)   $     64
  Loans transferred to OREO and other repossessed assets       800          --


Supplemental disclosure of non-cash financing activities
  Shares issued to MRDP                                   $    138    $    210
























     See notes to unaudited condensed consolidated financial statements

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              For the three months ended December 31, 2008 and 2007
                                 In thousands
                                 (unaudited)


                                                Three Months Ended December 31,
                                                              2008        2007
                                                            -------------------
Comprehensive income:
  Net income                                                $  361     $ 1,615
  Unrealized holding gain (loss) on securities
   available for sale, net of tax                             (446)         64
                                                            -------------------

Total comprehensive income (loss)                           $  (85)    $ 1,679
                                                            ===================



















      See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (unaudited)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2008 ("2008 Form 10-K"). The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year.

(b) Principles of Consolidation: The interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Timberland Bank ("Bank"), and the Bank's wholly-owned subsidiary, Timberland
Service Corp.   All significant inter-company balances have been eliminated in consolidation.

(c) Operating Segment: The Company provides a broad range of financial services to individuals and companies located primarily in western Washington. These services include demand, time and savings deposits; real estate, business and consumer lending; escrow services; and investment advisory services. While the Company's chief operating decision maker monitors the revenue streams from the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's operations are considered by management to be one reportable operating segment.

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

(e) Certain prior period amounts have been reclassified to conform to the December 31, 2008 presentation with no change to net income or shareholders' equity previously reported.

(2) U.S. TREASURY DEPARTMENT'S CAPITAL PURCHASE PROGRAM
On December 23, 2008, the Company received $16.64 million from the U.S. Treasury Department as a part of the Treasury's Capital Purchase Program. The Company sold $16.64 million in senior preferred stock, with a related warrant to purchase up to $2.50 million in common stock to the U.S. Treasury. The transaction is part of the Treasury's program to encourage qualified financial institutions to build capital to increase the flow of financing to businesses and consumers and to support the U.S. economy. The preferred stock will pay a 5.0% dividend for the first five years, after which the rate will increase to 9.0% if the preferred shares are not redeemed by the Company. In addition to the preferred shares, the Treasury received a warrant to purchase 370,899 shares of the Company's common stock at a price of $6.73 per share at any time during the next ten years.

(3) INVESTMENTS AND MORTGAGE-BACKED SECURITIES
Investments and mortgage-backed securities have been classified according to management's intent (in thousands):

                                                  Gross        Gross
                                   Amortized Unrealized   Unrealized       Fair
                                        Cost      Gains       Losses      Value
December 31, 2008

Held to Maturity ("HTM")
  Mortgage-backed securities        $ 12,864      $  10      ($3,949)  $  8,925
  U.S. agency securities                  27          3           --         30

  Total                             $ 12,891      $  13      ($3,949)  $  8,955

Available for Sale
  Mortgage-backed securities        $ 15,887      $  54      ($1,397)  $ 14,544
  Mutual funds                         1,000         --          (53)       947

  Total                             $ 16,887      $  54      ($1,450)  $ 15,491

September 30, 2008

Held to Maturity
  Mortgage-backed securities        $ 14,205      $   8      ($2,267)  $ 11,946
  U.S. agency securities                  28         --           --         28

  Total                             $ 14,233      $   8      ($2,267)  $ 11,974

Available for Sale
  Mortgage-backed securities        $ 16,806      $  52        ($696)  $ 16,162
  Mutual funds                         1,000         --          (64)       936

  Total                             $ 17,806      $  52        ($760)  $ 17,098


The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of December 31, 2008 are as follows (in thousands):


                              Less Than        12 Months or
                              12 Months        Longer             Total
                              ---------------- -----------------
                              Fair  Unrealized Fair   Unrealized Fair Unrealized
Description of Securities     Value  Losses    Value   Losses    Value  Losses

Held to Maturity
  U.S. agency securities      $  --  $   --    $  --   $   --    $  --  $   --
  Mortgage-backed securities  7,897  (3,949)      --       --    7,897  (3,949)

  Total                       7,897  (3,949)      --       --    7,897  (3,949)

Available for Sale
  Mortgage-backed securities 10,650  (1,394)     110       (3)  10,760  (1,397)
  Mutual funds                   --      --      947      (53)     947     (53)

  Total                     $10,650 ($1,394)  $1,057     ($56) $11,707 ($1,450)

During the quarter ended December 31, 2008 the Company recorded a $1.17 million other-than-temporary impairment charge on mortgage-backed securities. The Company has evaluated the remaining investments and mortgage-backed securities with unrealized losses at December 31, 2008 and has determined that the decline in value is temporary.

There were no gross realized gains or losses for the quarter ended December 31, 2007.

Mortgage-backed and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral, retail repurchase agreements and other non-profit organization deposits totaled $19.15 million and $23.00 million at December 31, 2008 and September 30, 2008, respectively.

The contractual maturities of debt securities at December 31, 2008 are as follows (in thousands). Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.


                                          Held to Maturity   Available for Sale
                                          Amortized  Fair     Amortized  Fair
                                          Cost       Value    Cost       Value
                                          ----------------    ----------------
Due within one year                     $   --     $    --   $   2      $    2
Due after one year to five years            14          16     591         468
Due after five to ten years                 68          69     269         273
Due after ten years                     12,809       8,870  15,025      13,801
Mutual funds                                --          --   1,000         947

  Total                                $12,891     $ 8,955 $16,887     $15,491


(4) FHLB STOCK
The Company views its investment in the FHLB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; 2) impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB. The FHLB of Seattle recently announced that it will likely report a risk-based capital deficiency as of December 31, 2008, and therefore will not pay a dividend for the fourth
quarter of 2008 and will not repurchase capital stock.   The FHLB noted their
primary concern with meeting the risk-based capital requirements relates to the potential impact of other-than-temporary impairment charges that they may be required to record on their private label mortgage back securities. While it appears that the FHLB of Seattle will be less than adequately capitalized as of December 31, 2008, the Company does not believe that its investment in the FHLB is impaired as of this date. However, this estimate could change in the near term if: 1) significant other-than-temporary losses are incurred on the mortgage backed securities causing a significant decline in their regulatory capital status; 2) the economic losses resulting from credit deterioration on the mortgage backed securities increases significantly and 3) capital preservation strategies being utilized by the FHLB become ineffective.

(5) LOANS
Loans receivable and loans held for sale consisted of the following (dollars in thousands):

                                         At December 31,    At September 30,
                                              2008               2008
                                         Amount  Percent    Amount    Percent
                                         ---------------    -----------------
Mortgage loans:

  One- to four-family (1)               $114,169   18.8%   $112,299   18.4%
  Multi-family                            26,449    4.4      25,927    4.2
  Commercial                             151,630   25.0     146,223   23.9
  Construction and land development      172,828   28.5     186,344   30.5
  Land                                    63,241   10.4      60,701    9.9
  Total mortgage loans                   528,317   87.1     531,494   86.9

Consumer loans:
  Home equity and second mortgage         49,895    8.2      48,690    8.0
  Other                                    9,838    1.6      10,635    1.7
  Total consumer loans                    59,733    9.8      59,325    9.7

Commercial business loans                 18,700    3.1      21,018    3.4

  Total loans receivable                 606,750  100.0%    611,837  100.0%

Less:
  Undisbursed portion of construction
    loans in process                      38,350             43,353
  Deferred loan origination fees           2,678              2,747
  Allowance for loan losses                8,166              8,050
                                          49,194             54,150

  Total Loans receivable, net           $557,556           $557,687

 _________________________
(1)    Includes loans held-for-sale


Construction and Land Development Loan Portfolio Composition
-------------------------------------------------------------
The following table sets forth the composition of the Company's construction and land development loan portfolio.

                                      At December 31,        At September 30,
                                            2008                   2008
                                      Amount    Percent      Amount    Percent
                                      -----------------      -----------------
                                               (Dollars in thousands)
Custom and owner/builder const.     $ 43,832      25.4%    $ 47,168      25.3%
Speculative construction              27,117      15.7       30,895      16.6
Commercial real estate                43,043      24.9       39,620      21.3
Multi-family                          32,117      18.6       40,509      21.7
  (including condominium)
Land development                      26,719      15.4       28,152      15.1
                                     -------     -----      -------     -----
    Total construction loans        $172,828     100.0%    $186,344     100.0%
                                     =======     =====      =======     =====

Allowance for Loan Losses
-------------------------
The following table sets forth information regarding activity in the allowance for loan losses.
                                                      Three Months Ended
                                                           December 31,
                                                       2008         2007
                                                      -------------------
                                                        (In thousands)
Balance at beginning of period                       $8,050       $4,797
Provision for loan losses                             1,315        1,200
Loans charged off                                    (1,199)          --
Recoveries on loans previously charged off               --           --
                                                     ------       ------
Net charge-offs                                      (1,199)          --
                                                     ------       ------
Balance at end of period                             $8,166       $5,997
                                                     ======       ======

At December 31, 2008 and December 31, 2007, the Bank had impaired loans totaling approximately $16.42 million and $3.91 million respectively. At December 31, 2008 and December 31, 2007 no loans were 90 days or more past due and still accruing interest. Interest income recognized on impaired loans for the quarters ended December 31, 2008 and 2007 were $93,000 and $1,000, respectively. Interest income recognized on a cash basis on impaired loans for the quarters ended December 31, 2008 and 2007, was $38,000, and $1,000, respectively. The average investment in impaired loans for the quarters ended December 31, 2008 and 2007 was $15.03 million and $2.70 million respectively. The Bank had no troubled debt restructured loans at December 31, 2008 or December 31, 2007 that were included in impaired loans.

Non-performing Assets
---------------------
The following table sets forth information with respect to the Company's non-performing assets.
                                                     At               At
                                                December 31,      September 30,
                                                    2008             2008
                                                ------------------------------
                                                        (In thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
   One- to four-family                          $    645         $    300
   Commercial real estate                          1,182              714
   Construction and land development               9,736            9,840
   Land                                            1,927              726
Consumer loans                                        30              160
Commercial business loans                             --              250
                                                 -------          -------
  Total                                           13,520           11,990
Accruing loans which are contractually
past due 90 days or more:                             --               --
                                                 -------          -------
             Total                                    --               --

Total of non-accrual and
90 days past due loans                            13,520           11,990

OREO and other
repossessed items                                  1,266              511
                                                 -------          -------
  Total non-performing assets (1)              $  14,786        $  12,501
                                                 =======          =======
Restructured loans                             $      --        $     272

Non-accrual and 90 days or more past
due loans as a percentage of loans
receivable                                         2.39%            2.12%

Non-accrual and 90 days or more past
due loans as a percentage of total assets          2.01%            1.76%

Non-performing assets as a percentage
of total assets                                    2.20%            1.83%

Loans receivable (2)                            $565,722         $565,737

Total assets                                    $671,592         $681,883
______________

(1) Includes non-accrual loans, other real estate owned and other repossessed assets
(2)  Includes loans held-for-sale and is before the allowance for loan losses


Following is a summary of information related to impaired loans (in thousands):


                                                       At December 31,
                                                      2008        2007
                                                      ----------------

Impaired loans without a valuation allowance     $  12,102    $  1,571
Impaired loans with a valuation allowance            4,318       2,337

                                                 $  16,420    $  3,908

Valuation allowance related to impaired loans    $     668    $    293


(6) GOODWILL
Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired and liabilities assumed. Goodwill is presumed to have an indefinite useful life and is analyzed annually for impairment. An annual test is performed at the end of the third quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. If the fair value of the Company's sole reporting unit exceeds the recorded value, goodwill is not considered impaired and no additional analysis is necessary. As of June 30, 2008, when the annual impairment test was performed, the fair value of the Company's reporting unit exceeded the recorded value.

One of the circumstances evaluated when determining if an impairment test of goodwill is needed more frequently than annually is the level of the Company's market capitalization (total common shares outstanding multiplied by current stock price) compared to the total equity applicable to common shareholders. While the Company's market capitalization at December 31, 2008 was below the total equity applicable to common shareholders, due to the length of time this shortfall the Company does not believe this was a triggering circumstance that would require an interim test of goodwill for impairment. Given the Company's net income and financial performance during the current quarter, management does not believe there were any other events or changes in the circumstances that would indicate a potential impairment of goodwill at December 31, 2008.

The Company's market capitalization decreased subsequent to December 31, 2008 by approximately $11.01 million to $41.35 million at January 31, 2009. Should the Company's market capitalization stay at this level or continue to decrease, an interim test of goodwill for impairment may be required before the scheduled annual impairment testing date. Accordingly, no assurance can be given that the Company will not have to recognize impairment of its goodwill in 2009. However, because goodwill is not included in the calculation of regulatory capital, the Company's and the Bank's regulatory capital ratios would not be affected by this potential non-cash goodwill impairment expense.

(7) EARNINGS PER COMMON SHARE
Basic earnings per common share ("EPS") is computed by dividing net income available for common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income available for common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options, outstanding warrants to purchase common stock and awarded but not released MRDP shares. In accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Bank's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At December 31, 2008 and 2007, there were 370,294 and 405,562 ESOP shares, respectively, that had not been allocated.

The following table is in thousands, except for share and per share data:

                                          Three Months Ended December 31,
                                                2008         2007
                                               -------------------
Basic EPS computation
  Numerator - net income                      $  361      $ 1,615
  Dividend on preferred stock                    (18)          --
                                               -----       ------
Net income available for common stock         $  343      $ 1,615

Denominator - weighted average
  common shares outstanding                6,570,776    6,515,428

Basic EPS                                     $ 0.05      $  0.25
Diluted EPS computation
Numerator - net income                        $  361      $ 1,615
Dividend on preferred stock                      (18)          --
                                               -----       ------
Net income available for common stock         $  343      $ 1,615

Denominator - weighted average
  common shares outstanding                6,570,776    6,515,428
Effect of dilutive stock options (a)           5,157      159,345
Effect of dilutive stock warrants              2,147           --
Effect of dilutive MRDP shares                    --           --
Weighted average common shares                 -----       ------
  and common stock equivalents             6,578,080    6,674,773

Diluted EPS                                   $ 0.05      $  0.24


___________________________________
(a) For the three months ended December 31, 2008, options to purchase 168,864 shares of common stock were outstanding but not included in the computation of diluted earnings per common share because the options' exercise prices were greater than the average market price of the common stock and, therefore, their effect would have been anti-dilutive. There were no options to purchase shares of common stock excluded from the computation of diluted earnings per share for the three months ended December 31, 2007.

(8) STOCK BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 123(R), Share Based Payment, which requires measurement of the compensation cost for all stock-based awards based on the grant-date fair value and recognition of compensation cost over the service period of stock-based awards. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation methodology previously utilized for options in footnote disclosures required under SFAS No. 123. The Company has adopted SFAS No. 123(R) using the modified prospective method, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition, for both new and existing stock-based awards.


(9) STOCK COMPENSATION PLANS
Stock Option Plans
------------------
Under the Company's stock option plans (i.e., the 1999 Stock Option Plan and the 2003 Stock Option Plan), the Company may grant options for up to a combined total of 1,622,500 shares of common stock to employees, officers and directors. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company's common stock on the date of grant.
Generally, options vest in 10% annual installments on each of the ten anniversaries from the date of the grant. However, if the Company meets three of four established performance criteria the vesting is accelerated to 20% for that year. These four performance criteria are: (i) generating a return on assets which exceeds that of the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; (ii) generating an efficiency ratio which is less than that of the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; (iii) generating a net interest margin which exceeds the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; and (iv) increasing the Company's earnings per share over the prior fiscal year. The Company performs the accelerated vesting analysis in February of each year based on the results of the most recently completed fiscal year. At December 31, 2008, options for 279,416 shares are available for future grant under these plans.

Following is activity under the plans:
                                                    Three Months Ended
                                                    December 31, 2008
                                                Total Options Outstanding
                                                -------------------------
                                                                    Weighted
                                                        Weighted    Average
                                                        Average     Grant Date
                                                        Exercise    Fair
                                              Shares    Price       Value
                                              ------    -------     -----
Options outstanding, beginning of period     273,820   $  8.07      $1.99
Exercised                                     40,678      6.00       1.63
Forfeited                                         --        --         --
Granted                                           --        --         --
                                             -------
Options outstanding, end of period           233,142   $  8.43      $2.05

Options exercisable, end of period           227,474   $  8.40      $2.04



The aggregate intrinsic value of all options (with exercise prices below the stock's current fair market value) outstanding and exercisable at December 31, 2008 was $93,000. The aggregate intrinsic value of all options outstanding at December 31, 2007 was $1.98 million. The aggregate intrinsic value of all options that were exercisable at December 31, 2007 was $1.92 million.

At December 31, 2008 there were 5,668 unvested options, all of which are assumed will vest. There was no aggregate intrinsic value of unvested options at December 31, 2008 as the exercise price was greater than the stock's current market value.

There were no options that vested during the three months ended December 31, 2008 or December 31, 2007.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:
                                                          Three Months Ended
                                                             December 31,
                                                             ------------
                                                           (In thousands)
                                                           2008         2007
                                                          ------       ------
   Proceeds from options exercised                          $244        $  --
   Related tax benefit recognized                             41           --
   Intrinsic value of options exercised                       40           --


Options outstanding at December 31, 2008 were as follows:

                      Outstanding                     Exercisable
               -----------------------------   ----------------------------
                                    Weighted                       Weighted
                      Weighted       Average          Weighted      Average
Range                  Average     Remaining            Average    Remaining
Exercise              Exercise   Contractual           Exercise   Contractual
Prices         Shares    Price   Life (Years)  Shares     Price   Life (Years)
-----------    ------  -------   -----------   ------  --------   -----------

$ 6.00         64,278  $  6.00       0.1       64,278   $  6.00       0.1
  6.80-7.45    56,638     7.45       2.4       56,638      7.45       2.9
  7.85-7.98     6,000     7.91       3.4        6,000      7.90       3.4
  9.52         56,680     9.52       4.2       51,012      9.52       4.2
 11.46-11.63   49,546    11.51       5.1       49,546     11.51       5.1
              -------                         -------
              233,142  $  8.43       2.8      227,374   $  8.40       2.7

There were no options granted during the three months ended December 31, 2008 and December 31, 2007.

Stock Grant Plans
-----------------
The Company adopted the MRDP in 1998, which was subsequently approved by shareholders in 1999 for the benefit of employees, officers and directors of the Company. The objective of the MRDP is to retain and attract personnel of experience and ability in key positions by providing them with a proprietary interest in the Company.

The MRDP allows for the issuance to participants of up to 529,000 shares of the Company's common stock. Shares may be purchased in the open market or may be issued from authorized and unissued shares. Awards under the MRDP are made in the form of restricted shares of common stock that are subject to restrictions on the transfer of ownership. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participants is recognized over a five-year vesting period, with 20% vesting on each of the five anniversaries from the date of the grant. During the three months ended December 31, 2008, the Company awarded 19,758 MRDP shares to officers and directors. These shares had a weighted average grant date fair value of $7.01 per share. During the three months ended December 31, 2007 the Company awarded

14,315 shares to officers and directors. These shares had a weighted average grant date fair value of $14.69 per share.

At December 31, 2008, there were a total of 55,858 unvested MRDP shares with an aggregated grant date fair value of $672,000. There were 3,479 MRDP shares that vested during the three months ended December 31, 2008 with an aggregated grant date fair value of $53,000. There were 616 MRDP shares that vested during the three months ended December 31, 2007 with an aggregated grant date fair value of $11,000. At December 31, 2008, there were 51,993 shares available for future award under the MRDP.


Expenses for Stock Compensation Plans
-------------------------------------
Compensation expenses for all stock-based plans were as follows:

                                            Three Months Ended December 31,
                                              2008                 2007
                                            ----------------------------
                                                     (In thousands)
                                          Stock     Stock    Stock     Stock
                                          Options   Grants   Options   Grants
                                          -------   ------   -------   ------

Compensation expense recognized in income  $    1    $  46   $     1  $    34
Related tax benefit recognized                 --       16        --       12


The compensation expense yet to be recognized for stock based awards that have been awarded but not vested for the years ending September 30 is as follows (in thousands):
                                         Stock          Stock         Total
                                         Options        Grants        Awards
                                         -------        ------        ------
Remainder of 2009                         $   2          $128           $130
2010                                         --           171            171
2011                                         --           165            165
2012                                         --           112            112
2013                                         --            38             38
2014                                         --             2              2
                                         -------        ------        ------
Total                                     $   2          $616           $618


(10) INCOME TAXES
The Company files a consolidated federal income tax return with its subsidiary, the Bank. The Bank provides for income taxes separately and remits to the Company amounts currently due.

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


(11) FAIR VALUE MEASUREMENTS
SFAS No. 157 defines fair value and establishes a framework for measuring fair value in accordance with GAAP. Fair value is the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 identifies three levels of inputs that may be used to measure fair value:

  Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

  Level 2: Significant other observable inputs other than quoted prices included within level 1, such as quoted prices in markets that are not active, and inputs other than quoted prices that are observable or can be corroborated by observable market data.

  Level 3: Significant unobservable inputs that reflect a Company's own assumptions about the assumptions market participants would use in pricing an asset or liability based on the best information available in the circumstances.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2008 (in thousands):

                                        Fair Value at December 31, 2008
                                      Level 1   Level 2   Level 3   Total
Available for Sale Securities         -------   -------   -------   -----
-----------------------------
Mutual Funds                          $   947   $    --   $   --  $   947
Mortgage-backed securities                 --    14,544       --   14,544
                                       ------    ------    -----   ------
Total                                 $   947   $14,544   $   --  $15,491


The following table summarizes the balance of assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2008, and the total losses resulting from these fair value adjustments for the three months ended December 31, 2008 (in thousands):

                                                                   Three Months
                                                                          Ended
                                                                    December 31,
                                   Fair Value at December 31, 2008         2008
                                   Level 1    Level 2    Level 3   Total Losses
                                   -------    -------    -------   ------------
Impaired Loans (a)                 $    --    $    --    $16,420      $   1,180
Mortgage-backed securities-HTM (b)      --        603         --          1,046
                                   -------    -------    -------   ------------
Total                              $    --    $   603    $16,420      $   2,226

_____________
(a) The loss represents charge offs on collateral dependent loans for fair value adjustments based on the fair value of the collateral. A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.
(b) The loss represents other than temporary impairment charges on held-to-maturity mortgaged backed securities.


(12) DIVIDEND / SUBSEQUENT EVENT
On January 27, 2009, the Company announced a quarterly cash dividend of $0.11 per common share, payable February 27, 2009, to shareholders of record as of the close of business on February 12, 2009.


(13) RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles ("GAAP"), and expands disclosures about fair value measurements. This Statement expands other accounting pronouncements that require or permit fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position ("FSP") No. FAS 157-2 ("FSP 157-2"), which delays the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities, to fiscal years beginning after November 15, 2008, and interim periods within those years. The delay is intended to allow additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. The Company has elected to apply the deferral provisions in FSP 157-2 and therefore only partially adopted the provisions of SFAS 157 on October 1, 2008. The Company's partial adoption of SFAS 157 on October 1, 2008 did not have a material impact on the Company's consolidated financial statements. See Footnote 11, "Fair Value Measurements" for further information. The Company has not adopted the provisions of SFAS 157 with respect to certain nonfinancial assets, such as other real estate owned. The Company will more fully adopt SFAS 157 with respect to such items effective October 1, 2009. The Company does not believe that such adoption will have a material impact on the consolidated financial statements, but will result in additional disclosures related to the fair value of nonfinancial assets.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS 159"). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement
objectives for accounting for financial instruments.   The Company adopted SFAS
159 on October 1, 2008 and elected not to fair value the Company's financial assets and liabilities at this time. The adoption of SFAS 159 did not have a material impact on the Company's consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of this FSP is not expected to have a material impact on the Company's Consolidated Financial Statements.

In October 2008, the FASB issued FSP FAS No. 157-3, Determining Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FAS 157-3"). The FSP clarifies the application of SFAS 157 when the market for a financial asset is not active. The FSP was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The Company's adoption of FAS 157-3 in October 2008 did not have a material impact on the Company's consolidated financial statements.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------
The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three months ended December 31, 2008. This analysis as well as other sections of this report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with forward looking statements. These forward looking statements may describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could cause actual results to differ materially, include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs; changes in the general economic conditions, either nationally or in our market areas; changes in the level of general interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of the Company by the Federal Reserve and of the Bank by the Federal Deposit Insurance Corporation, the Washington Department of Financial Institutions or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses or to write-down assets; our ability to control operating costs and expenses; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial service companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended September 30, 2008. The Company undertakes no responsibility to update or revise any forward-looking statements.

Overview

Timberland Bancorp, Inc., a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank, SSB upon the Bank's conversion from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank ("Conversion"). The Conversion was completed on January 12, 1998 through the sale and issuance of 13,225,000 shares of common stock by the Company. At December 31, 2008, the Company had total assets of $671.59 million and total shareholders' equity of $90.94 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank.

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

The Bank is a community-oriented bank which offers a variety of deposit and loan products to its customers. The Bank operates 21 branches (including its main office in Hoquiam) and a loan production office (which is in the process of being converted to a full service branch) in the following market areas:

 *  Grays Harbor County
 *  Thurston County
 *  Pierce County
 *  King County
 *  Kitsap County
 *  Lewis County

Historically, the principal lending activity of the Bank has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences and loans for the construction of one- to four-family residences. Since 2001, the Bank has expanded its business banking capabilities and has emphasized the origination of commercial real estate and commercial business loans.


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

While the Company believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to significantly increase or decrease its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed elsewhere in this document. Although management believes the levels of the allowance as of both

December 31, 2008 and September 30, 2008 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company's financial condition and results of operations.

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


Comparison of Financial Condition at December 31, 2008 and September 30, 2008

The Company's total assets decreased by $10.29 million, or 1.5%, to $671.59 million at December 31, 2008 from $681.88 million at September 30, 2008, primarily attributable to a decrease in cash equivalents and a decrease in investment and mortgage backed securities.

Total deposits decreased by $21.23 million, or 4.3%, to $477.34 million at December 31, 2008 from $498.57 million at September 30, 2008, primarily attributable to a decrease in money market account balances and jumbo certificate of deposit account balances.

Shareholders' equity increased by $16.10 million, or 21.5%, to $90.94 million at December 31, 2008 from $74.84 million at September 30, 2008. The increase in shareholders' equity was primarily a result of the sale of $16.64 million in senior preferred stock to the U.S. Treasury Department as part of the Treasury's Capital Purchase Program.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash Equivalents: Cash equivalents decreased by $8.96 million, or 20.9%, to $33.91 million at December 31, 2008 from $42.87 million at September 30, 2008. The decrease was primarily a result of a decrease in federal funds sold. The decrease in liquid assets was primarily a result of a large short-term deposit made by a commercial customer in August 2008 that was withdrawn for business purposes during the three months ended December 31, 2008 and correspondingly reduced the amount that the Bank had been holding in federal funds sold. The Bank also used a portion of its liquid assets to reduce its FHLB advances.

Investment Securities and Mortgage-backed Securities: Investment and mortgage-backed securities decreased by $2.95 million, or 9.4%, to $28.38 million at December 31, 2008 from $31.33 million at September 30, 2008. The decrease was primarily as a result of a $1.17 million other than temporary impairment ("OTTI") charge recorded on 17 private label mortgage-backed securities and regular amortization and prepayments on mortgage-backed securities. The securities, on which the impairments were recognized, were acquired from the in-kind redemption of the Bank's investment in the AMF family of mutual funds in June 2008.

At December 31, 2008, the Company's securities' portfolio was comprised of mortgage-backed securities of $27.41 million (of which $12.86 million were classified as held to maturity), mutual funds of $947,000 and U.S. agency securities of $27,000. For additional information, see Note 3 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Loans: Net loans receivable remained stable at $557.56 million at December 31, 2008 compared to $557.69 million at September 30, 2008. During the three months ended December 31, 2008, decreases in construction and land development loans and commercial business loans, were offset by increases in commercial real estate loans, land loans, and one-to-four family loans. The decrease in construction loans was primarily reflected in an $8.39 million decrease in multi-family and condominium construction loans, a $3.78 million decrease in speculative construction loans, a $3.34 million decrease in custom and owner / builder construction loans, and a $1.43 million decrease in land development loans; which were partially offset by a $3.42 million increase in commercial real estate loans.

Loan originations decreased to $43.9 million for the three months ended December 31, 2008 compared to $65.5 million for the three months ended December 31, 2007. The reduction in loan volume was primarily a result of lower demand for financing in the Bank's market areas due to a slowing economy and a
tightening in the Bank's underwriting standards.   However, the demand for
single family home refinance loans began to increase significantly during the latter part of December 2008 as a result of historically low interest rates. The Bank continues to sell longer-term fixed rate loans for asset liability management purposes. The Bank sold fixed rate one- to four-family mortgage loans totaling $10.54 million for the three months ended December 31, 2008 compared to $7.41 million for the three months ended December 31, 2007.

For additional information, see Note 5 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Premises and Equipment: Premises and equipment increased by $485,000, or 2.9%, to $17.37 million at December 31, 2008 from $16.88 million at September 30, 2008. The increase was primarily a result of capitalized construction costs on the Bank's new branch facility being constructed in Lewis County. The new branch is scheduled to open in May 2009.

Goodwill and Core Deposit Intangible: The value of goodwill remained unchanged at $5.65 million at December 31, 2008 from September 30, 2008. The amortized value of the core deposit intangible decreased to $918,000 at December 31, 2008 from $972,000 at September 30, 2008. The decrease is attributable to scheduled amortization of the core deposit intangible.

Deposits: Deposits decreased by $21.23 million, or 4.3%, to $477.34 million at December 31, 2008 from $498.57 million at September 30, 2008. The decrease was primarily a result of a $9.17 million decrease in money market account balances, an $8.83 million decrease in jumbo certificate of deposit account balances, a $1.32 million decrease in N.O.W. checking account balances, and a $1.31 million decrease in savings account balances. The decrease in money market account balances was primarily due to a large short-term deposit made by a commercial customer in the prior quarter that was withdrawn for business purposes during the quarter ended December 31, 2008. The decrease in jumbo certificate of deposit accounts balances was primarily due to the Company's decision to reduce its exposure to county government jumbo CD's in anticipation of receiving proceeds from the sale of preferred stock to the Treasury under the terms of its Capital Purchase Program. The cost of holding these public deposits increased during the quarter as the Federal Reserve decreased the yield on short-term investments through additional rate decreases. Reducing these jumbo certificate of deposit balances eliminated the negative interest carry associated with retaining them on the balance sheet. For additional information, see the section entitled "Deposit Breakdown" included herein.

FHLB Advances and Other Borrowings: FHLB advances and other borrowings decreased by $5.06 million, or 4.8%, to $100.32 million at December 31, 2008 from $105.39 million at September 30, 2008 as the Bank used a portion of it liquid assets to repay a portion of its FHLB advances. For additional information, see "FHLB Advance Maturity Schedule" included herein.

Shareholders' Equity: Total shareholders' equity increased by $16.10 million, or 21.5%, to $90.94 million at December 31, 2008 from $74.84 million at September 30, 2008. The increase was primarily a result of the sale of $16.64 million in senior preferred stock to the U.S. Treasury Department as part of the Treasury's Capital Purchase Program. As part of the transaction, the Company also issued to the Treasury warrants to purchase up to $2.5 million in common stock. The transaction is part of the Treasury's program to encourage qualified financial institutions to build capital to increase the flow of financing to businesses and consumers and to support the U.S. economy.

Also impacting shareholders' equity during the three months ended December 31, 2008 was the payment of $767,000 in cash dividends on common stock and a $446,000 increase in the accumulated other comprehensive loss equity category. These items were partially offset by net income of $361,000 and proceeds from stock option exercises of $284,000.

The Company did not repurchase any shares of its common stock during the three months ended December 31, 2008. As part of the Company's participation in the Treasury's Capital Purchase Program, the existing share repurchase plan announced on February 25, 2008 was suspended indefinitely. For additional information, see Item 2 of Part II of this Form 10-Q.

Non-performing Assets: Non-performing assets consist of non-accrual loans, OREO and other repossessed assets. Non-performing assets to total assets increased to 2.20% at December 31, 2008 from 1.83% at September 30, 2008, as non-accrual loans increased by $1.53 million to $13.52 million at December 31, 2008 from $11.99 million at September 30, 2008 and OREO and other repossessed assets increased by $755,000 to $1.27 million at December 31, 2008 from $511,000 at September 30, 2008.

Total non-accrual loans of $13.52 million at December 31, 2008 were comprised of 44 loans and 27 credit relationships. These 44 loans consisted of 15 single family speculative construction loans totaling $4.40 million (of which the largest has a balance of $395,00), a $2.60 million land development loan in Eastern Washington, a $1.36 million participation interest in a land development loan located in Clark County, 16 individual lot (land ) loans totaling $1.93 million, three commercial real estate loans totaling $1.18 million, a $1.39 million multi-family loan, three single family home loans totaling $328,000, three home equity consumer loans totaling $317,000 and a $31,000 consumer loan.

The Company had net charge-offs totaling $1.20 million for the quarter ended December 31, 2008. The charge-offs were associated with six relationships which primarily involved construction loans. In recognition of a real estate market that reflected lower valuations during the quarter, net charge-off consisted of the following:

* $464,000 to reduce exposure to the speculative construction inventory and land holdings of three contractors.
* $475,000 on one land development loan.
* $250,000 on one of the few unsecured loans in the portfolio.
* $6,000 on one auto loan.

OREO and other repossessed assets totaled $1.27 million at December 31, 2008 and consisted of three single family homes in Pierce County totaling $1.13 million, one single family home in Kitsap County at $102,000, one land parcel in Grays Harbor County at $28,000 and one vehicle at $5,000.

For additional information, see Note 5 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Deposit Breakdown
-----------------
The following table sets forth the composition of the Company's deposit balances.
                                                 At                    At
                                        December 31, 2008    September 30, 2008
                                                    (In thousands)

Non-interest bearing                       $  51,775             $  51,955
N.O.W. checking                               89,151                90,468
Savings                                       55,082                56,391
Money market accounts                         61,210                70,379
Certificates of deposit under $100           129,867               130,313
Certificates of deposit $100 and over         64,281                73,107
Certificates of deposit - brokered            25,975                25,959
                                            --------              --------
  Total deposits                           $ 477,341             $ 498,572
                                            ========              ========


FHLB Advance Maturity Schedule
------------------------------
The Bank has short- and long-term borrowing lines with the FHLB of Seattle with total credit on the lines equal to 30% of the Bank's total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. FHLB advances consisted of the following:

                           At December 31,            At September 30,
                                 2008                       2008
                          Amount      Percent        Amount      Percent
                          -------------------        -------------------
                                       (Dollars in thousands)

Short-term              $     --          --%      $     --          --%
Long-term                 99,609       100.0        104,628       100.0
                          ------       -----        -------       -----
Total FHLB advances     $ 99,609       100.0%      $104,628       100.0%
                          ======       =====        =======       =====

The Bank's FHLB borrowings mature at various dates through September 2017 and
bear interest at rates ranging from 3.49% to 5.54%.   The weighted average
interest rate on FHLB borrowings at December 31, 2008 was 4.17%. Principal reduction amounts due for future years ending September 30 are as follows (in thousands):

Remainder of 2009   $  4,609
2010                  20,000
2011                  20,000
2012                  10,000
2013                      --
Thereafter            45,000
                     -------
Total               $ 99,609
                     =======

A portion of these advances have a putable feature and may be called by the FHLB earlier than the above schedule indicates.

Comparison of Operating Results for the Three Months Ended December 31, 2008 and 2007

The Company's net income decreased by $1.25 million, or 77.6%, to $361,000 for the three months ended December 31, 2008 from $1.62 million for the three months ended December 31, 2007. Diluted earnings per common share decreased 79.2% to $0.05 for the three months ended December 31, 2008 from $0.24 for the three months ended December 31, 2007.

The decrease in net income and diluted earnings per common share was primarily a result of a $1.17 million other than temporary impairment charge on mortgage-backed securities, a $686,000 increase in non-interest expense, a $455,000 decrease in net interest income, and a $115,000 increase in the provision for loan losses. These items were partially offset by a $579,000 increase in non-interest income (excluding the impairment charge).

A more detailed explanation of the income statement categories is presented below.

Net Income: Net income for the quarter ended December 31, 2008 decreased by $1.25 million, or 77.6%, to $361,000 from $1.62 million for the quarter ended December 31, 2007. Earnings per diluted common share for the quarter ended December 31, 2008 decreased to $0.05 from $0.24 for the quarter ended December 31, 2007. The $0.19 decrease in diluted earnings per common share was primarily a result of a $1.17 million ($772,000 net of income tax - $0.12 per diluted common share) other than temporary impairment charge on mortgage-backed securities, a $686,000 ($453,000 net of income tax - $0.07 per diluted common share) increase in non-interest expense, a $455,000 ($300,000 net of income tax
- $0.05 per diluted common share) decrease in net interest income, and a $115,000 ($76,000 net of income tax - $0.01 per diluted common share) increase in the provision for loan losses. These decreases to earnings per common share were partially offset by a $579,000 increase ($382,000 net of income tax - $0.06 per diluted common share) in non-interest income (excluding the impairment charge).

Net Interest Income:   Net interest income decreased by $455,000 or 6.6%, to
$6.46 million for the quarter ended December 31, 2008 from $6.92 million for the quarter ended December 31, 2007. The decrease in net interest income was primarily attributable to interest rate decreases, which compressed margins, and the reversal of interest on loans placed on non-accrual status. These decreases were, however, partially offset by a larger interest earning asset base. Total interest and dividend income decreased by $1.45 million, or 12.7%, to $10.03 million for the quarter ended December 31, 2008 from $11.48 million for the quarter ended December 31, 2007 as the yield on interest earning assets decreased to 6.50% from 7.62%. Total average interest earning assets increased by $14.65 million to $617.28 million for the quarter ended December 31, 2008 from $602.63 million for quarter ended December 31, 2007. Total interest expense decreased by $997,000, or 21.9%, to $3.56 million for the quarter ended December 31, 2008 from $4.56 million for the quarter ended December 31, 2007 as the average rate paid on interest bearing liabilities decreased to 2.67% for the quarter ended December 31, 2008 from 3.49% for the quarter ended December 31, 2007. Total average interest bearing liabilities increased by $11.99 million to $530.69 million for the quarter ended December 31, 2008 from $518.70 million for the quarter ended December 31, 2007. The net interest margin decreased to 4.19% for the quarter ended December 31, 2008 from 4.59% for the quarter ended December 31, 2007. The margin compression was primarily attributable to significant interest rate decreases by the Federal Reserve which reduced the yield on interest earning assets at a faster pace than the Bank was able to reduce its funding costs. The reversal of interest income on loans placed on non-accrual status also contributed to the margin compression and reduced the net interest margin by approximately 11 basis points during the quarter ended December 31, 2008. For additional information, see the section below entitled "Rate Volume Analysis."

Rate Volume Analysis
The following table sets forth the effects of changing rates and volumes on the net interest income on the Company. Information is provided with respect to the
(i) effects on interest income attributable to change in volume (changes in volume multiplied by prior rate), and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change (sum of the prior columns). Changes in rate/volume have been allocated to rate and volume variances based on the absolute values of each.
                       Three months ended December 31, 2008
                            compared to three months
                            ended December 31, 2007
                              increase (decrease)
                                    due to
                                    ------
                                             Rate        Volume     Net Change
                                            ------       ------     ----------
                                                   (In thousands)
Interest-earning assets:
  Loans receivable (1)                     ($1,704)        $510        ($1,194)
  Investments and
     mortgage-backed securities                 83           80            163
  FHLB stock and equity securities            (212)        (201)          (413)
  Federal funds sold                           (42)          35             (7)
  Interest-bearing deposits                    (13)          12             (1)
  Total net increase in income              ------      -------         ------
     on interest-earning assets            ($1,888)         436        ($1,452)
  Interest-bearing liabilities:
     Savings accounts                           --            -             --
     NOW accounts                               18           22             40
     Money market accounts                    (118)          84            (34)
     Certificate accounts                     (787)         (56)          (843)
     Short-term borrowings                    (241)        (235)          (476)
     Long-term borrowings                      (17)         333            316
  Total net increase in expense             ------       ------         ------
     on interest bearing liabilities       ($1,145)         148          ($997)

  Net increase (decrease) in
     net interest income                     ($743)        $288          ($455)

  (1) Excludes interest on loans 90 days or more past due. Includes loans originated for sale.


Provision for Loan Losses: The provision for loan losses increased $115,000, or 9.6%, to $1.32 million for the quarter ended December 31, 2008 from $1.20 million for the quarter ended December 31, 2007. The increased provision was made primarily as a result of an increase in the level of net charge-offs, an increase in the level of potential principal impairment on non-performing loans, and uncertainties in the housing market in certain market areas of the Pacific Northwest.

The Bank has established a comprehensive methodology for determining the provision for loan losses. On a quarterly basis the Bank performs an analysis that considers pertinent factors underlying the quality of the loan portfolio. The factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses. Management's analysis, however, for the three months ended December 31, 2008, placed greater emphasis on the Bank's construction and land development loan portfolio and the effect of various factors such as geographic and loan type concentrations. The Bank also reviewed the national trend of declining home sales with potential housing market value depreciation. Based on its comprehensive analysis, management deemed the allowance for loan losses of $8.17 million at December 31, 2008 (1.44% of loans receivable and 60% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. The aggregate impairment amount determined at December 31, 2008 was $668,000. The allowance for loan losses was $6.00 million (1.11% of loans receivable and 153% of non-performing loans) at December 31, 2007. The Company had net charge-offs of $1.20 million during the three months ended December 31, 2008 and no charge-offs for the three months ended December 31, 2007.

Non-performing loans increased by $1.53 million during the current quarter to $13.52 million at December 31, 2008 from $11.99 million at September 30, 2008. Non-performing loans were comprised of 44 loans and 27 credit relationships.. Management's evaluation of these 44 loans determined that there was potential principal impairment of $668,000 on these non-performing loans. For additional information, see the section entitled "Non-performing Assets" included herein.

Management believes that the allowance for loan losses as of December 31, 2008 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company's financial condition and results of operations. In addition, the determination of the amount of the Bank's allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination. For additional information, see Note 5 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Non-interest Income: Total non-interest income decreased by $591,000 to $906,000 for the quarter ended December 31, 2008 from $1.50 million for the quarter ended December 31, 2007, primarily as a result of $1.17 million in other than temporary impairment charge.

Excluding the impairment charge, non-interest income increased by $579,000, or 38.7% to $2.08 million for the quarter ended December 31, 2008 from $1.50 million for the quarter ended December 31, 2007. This increase was primarily a result of a $454,000 increase in service charges on deposit accounts and a $104,000 increase in loan sale income (gain on sale of loans and servicing income on loans sold). The increase in service charge income was primarily a result of implementing an automated overdraft decisioning program in May 2008 and increasing the fee charged for overdrafts. The increased income from loan sales was primarily a result of an increase in the dollar value of residential mortgage loans sold in the secondary market during the quarter ended December 31, 2008. The sale of fixed rate one-to four-family mortgage loans totaled $10.54 million for the quarter ended December 31, 2008 compared to $7.41 million for the quarter ended December 31, 2007. The increase in loan sales was primarily attributable to lower interest rates for 30-year fixed rates loans which increased refinancing activity.

Non-interest Expense: Total non-interest expense increased by $686,000, or 14.1%, to $5.54 million for the quarter ended December 31, 2008 from $4.85 million for the quarter ended December 31, 2007. The increase was primarily attributable to a $219,000 increase in deposit related expenses, a $199,000 increase in premises and equipments expenses, a $153,000 increase in salaries and employee benefits expense, and a $62,000 increase in OREO related expenses. The increased deposit related expenses were primarily attributable to expenses associated with several new deposit related programs implemented and an increase in FDIC insurance expense. The increase reflected in premises and equipment expense was primarily a result of an insurance settlement received in December 2007 that reduced the Company's premises and equipment expense by $172,000 for the quarter ended December 31, 2007. The increased salary and benefit expense was primarily the result of annual salary adjustments (effective October 1, 2008) and increased employee insurance expenses.

Provision for Income Taxes: The provision for income taxes decreased to $157,000 for the quarter ended December 31, 2008 from $750,000 for the quarter ended December 31, 2007 primarily as a result of lower income before taxes. The Company's effective tax rate was 30.31% for the quarter ended December 31, 2008 and 31.71% for the quarter ended December 31, 2007.

Liquidity
---------
The Company's primary sources of funds are customer deposits, brokered deposits, proceeds from principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, proceeds from maturing securities, FHLB advances, and other borrowings. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

An analysis of liquidity should include a review of the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2008. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchases of securities, and the net change in loans. Financing activities present the cash flows associated with the Company's deposit accounts, other borrowings and stock related transactions.

The Company's total cash equivalents decreased by 20.9% to $33.91 million at December 31, 2008 from $42.87 million at September 30, 2008. The decrease in liquid assets was primarily reflected in a decrease in federal funds sold and non-interest bearing deposits and were partially offset by an increase in interest bearing deposits in banks.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2008, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 6.05%. The Bank maintained an uncommitted credit facility with the FHLB of Seattle that provided for immediately available advances up to an aggregate amount equal to 30% of total assets, limited by available collateral, under which $99.61 million was outstanding and $89.30 million was available for additional borrowings at December 31, 2008. The Bank also has a $10.00 million overnight credit line with Pacific Coast Banker's Bank ("PCBB"). At December 31, 2008, the Bank did not have any outstanding advances on this credit line.

The Bank has also elected to participate in the FDIC's Temporary Liquidity Guaranty Program ("TLGP"). The TLGP includes the Debt Guarantee Program ("DGP"), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions. The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is equal to 2% of the Bank's liabilities at September 30, 2008.

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

The Bank's primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction and land development loans, land loans, consumer loans, and commercial business loans. At December 31, 2008, the Bank had loan commitments totaling $41.50 million and undisbursed loans in process totaling $38.35 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2008 totaled $185.93 million. Historically, the Bank has been able to retain a significant amount of its non-brokered certificates of deposit as they mature. At December 31, 2008, the Bank had $25.98 million in brokered certificate of deposit accounts, all of which are scheduled to mature in less than one year. As these brokered certificate of deposit accounts approach maturity, the Bank will evaluate its liquidity needs and the cost of other alternative funding sources before determining if additional brokered deposits will be acquired to replace the maturing brokered deposits.

Capital Resources
-----------------
Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks),
(ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and
(iii) a ratio of total capital to risk weighted assets of at least 8.0%. At December 31, 2008, the Bank was in compliance with all applicable capital requirements.

Regulatory Capital
------------------
The following table compares the Company's and the Bank's actual capital amounts at December 31, 2008 to its minimum regulatory capital requirements at that date (dollars in thousands):
                                                        To Be Well Capitalized
                                                        Under Prompt
                                       Capital Adequacy Corrective Action
                      Actual           Purposes         Provisions
                      Amount  Ratio    Amount  Ratio    Amount  Ratio

Tier 1 capital (to average assets):

  Consolidated       $85,919  13.07%  $26,298   4.00%      N/A    N/A

  Timberland Bank     68,539  10.47    26,173   4.00   $32,716   5.00%

Tier 1 capital (to risk-weighted assets):

  Consolidated        85,919  15.47    22,209   4.00       N/A    N/A

  Timberland Bank     68,539  12.41    22,097   4.00    33,146   6.00

Total capital (to risk-weighted assets):

  Consolidated        92,874  16.73    44,418   8.00       N/A    N/A

  Timberland Bank     75,460  13.66    44,195   8.00    55,243  10.00

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                          KEY FINANCIAL RATIOS AND DATA
                  (Dollars in thousands, except per share data)

                                              For the Three Months Ended
                                       December 31, September 30,  December 31,
                                              2008          2008          2007
                                             ----------------------------------
PERFORMANCE RATIOS:
Return on average assets (a)                  0.22%         0.80%         0.99%
Return on average equity (a)                  1.88%         7.22%         8.61%
Net interest margin (a)                       4.19%         4.36%         4.59%
Efficiency ratio (b)                         75.13%        60.96%        57.64%



                                              At            At            At
                                       December 31, September 30,  December 31,
                                              2008          2008          2007
                                             ----------------------------------
ASSET QUALITY RATIOS:
Non-performing loans                       $ 13,520      $ 11,990     $  3,908
OREO & other repossessed assets               1,266           511           --
Total non-performing assets                $ 14,786      $ 12,501     $  3,908
Non-performing assets to total assets (c)      2.20%         1.83%        0.60%
Allowance for loan losses to
        non-performing loans                     60%           67%         153%
Restructured loans                         $     --      $    272     $  2,462


Capital Ratios:
Tier 1 leverage capital                       13.07%        10.28%       10.53%
Tier 1 risk based capital                     15.47%        12.37%       12.39%
Total risk based capital                      16.73%        13.62%       13.49%


Book Values:
Book value per share (d)                   $  10.58      $  10.74     $  10.84
Book value per share (e)                   $  11.16      $  11.34     $  11.50
Tangible book value per share (d) (f)      $   9.65      $   9.79     $   9.86
Tangible book value per share (e) (f)      $  10.17      $  10.34     $  10.46

______________________
(a)  Annualized
(b) Excluding the $1.17 million other than temporary impairment charge the efficiency ratio was 64.84% for the three months ended December 31, 2008
(c) Non-performing assets include non-accrual loans, other real estate owned and other repossessed assets
(d)  Calculation includes ESOP shares not committed to be released
(e)  Calculation excludes ESOP shares not committed to be released
(f) Calculation subtracts goodwill and core deposit intangible from the equity component

                                             For the Three Months Ended
                                       December 31, September 30,  December 31,
                                              2007          2007          2006
                                             ----------------------------------
AVERAGE BALANCE SHEET:
----------------------
Average total loans                       $ 538,284     $ 509,166      $439,294
Average total interest earning assets       602,628       586,056       529,572
Average total assets                        650,893       634,762       580,114
Average total interest bearing deposits     411,766       405,078       376,365
Average FHLB advances & other borrowings    106,937        96,442        65,970
Average shareholders' equity                 75,002        73,916        78,646



Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There were no material changes in information concerning market risk from the information provided in the Company's Form 10-K for the fiscal year ended September 30, 2008.


Item 4.  Controls and Procedures
--------------------------------
(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange
    Act) that occurred during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all errors and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the
                                      33
    policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.




PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings
-------------------------------
Neither the Company nor the Bank is a party to any material legal proceedings at this time. Further, neither the Company nor the Bank is aware of the threat of any such proceedings. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 1A.    Risk Factors
Listed below are updates to the market risk information provided in the Company's Annual Report of Form 10-K for the fiscal year ended September 30, 2008 ("2008 Form 10-K"). These updates should be read in conjunction with the 2008 Form 10-K.

Downturns in the real estate markets in our primary market areas could hurt our business and require increased levels of allowance for loan losses.

     Our business activities and credit exposures are primarily concentrated in our local market areas of Grays Harbor, Pierce, Thurston, King, Kitsap and Lewis Counties. Our residential loan portfolio, and our commercial real estate and multi-family loan portfolio and a certain number of our other loans have been affected by the downturn in the residential real estate market. Further declines in the real estate markets in our primary market areas may negatively impact our business. As of December 31, 2008, substantially all of our loan portfolio consisted of loans secured by real estate located in Washington. If real estate values continue to decline, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate may be diminished, and we would be more likely to suffer losses on defaulted loans. Therefore if real estate values continue to decline and as updated appraisals are received, the Bank may have to increase its allowance for loan losses. The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.


The securities purchase agreement between us and Treasury limits our ability to pay dividends on and repurchase our common stock.

     The securities purchase agreement between us and Treasury provides that prior to the earlier of (i) December 23, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of Treasury, (a) increase the cash dividend on our common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock (other than the Series A Preferred Stock) or trust preferred securities. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock. These restrictions, together with the potentially dilutive impact of the warrant described in the next risk factor, could have a negative
effect on the value of our common stock.   Moreover, holders of our common stock
are entitled to receive dividends only when, and if declared by our Board of Directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce or eliminate our common stock dividend in the future.

The Series A Preferred Stock impacts net income available to our common shareholders and earnings per common share, and the warrant we issued to Treasury may be dilutive to holders of our common stock.

The dividends declared on the Series A Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of Timberland Bancorp. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale to Treasury of the Series A Preferred Stock is exercised. The shares of common stock underlying the warrant represent approximately 5.0% of the shares of our common stock outstanding as of January 31, 2009 (including the shares issuable upon exercise of the warrant in total shares outstanding). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.


If other financial institutions holding deposits for government related entities in Washington state fail, we may be assessed a pro-rata share of the uninsured portion of the deposits by the State of Washington.

We participate in the Washington Public Deposit Protection Program by accepting deposits from local governments, school districts and other municipalities located in the state of Washington. Under the recovery provisions of the 1969 Public Deposit Protection Act, when a participating bank fails and has public entity deposits that are not insured by the FDIC, the remaining banks that participate in the program are assessed a pro-rata share of the uninsured deposits. Accordingly if other financial institutions participating in the program fail, we may be assessed a portion of the uninsured deposits they held for public entities located in Washington state.


Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds
------------------------------------------------------------------------
Not applicable


Stock Repurchases

The following table sets forth the shares repurchased by the Company during the three months ended December 31, 2008:

Period        Total No. of  Average Price  Total No. of         Maximum No. of
              Shares        Paid per       Shares Purchased as  Shares that May
              Purchased     Share          Part of Publicly     Yet Be Purchased
                                           Announced Plan       Under the Plan
                                                                   (1)
----------    ---------     -----------    --------------       --------------
10/01/2008 -       -              -                  -              343,468
10/31/2008

11/01/2008 -       -              -                  -              343,468
11/30/2008


12/01/2008 -       -               -                  -             343,468
12/31/2008

Total              -           $   -                 --             343,468

(1) On February 25, 2008, the Company announced a share repurchase plan authorizing the repurchase of up to 5% of its outstanding shares, or 343,468 shares. As of December 31, 2008 no shares under this plan had been repurchased. As part of the Company's participation in the Treasury's Capital Purchase Program this share repurchase program was suspended indefinitely.


Item 3.    Defaults Upon Senior Securities
------------------------------------------
None to be reported.


Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------
None to be reported.

Item 5.    Other Information
----------------------------
None to be reported.


Item 6.    Exhibits
-------------------
(a)  Exhibits
     3.1   Articles of Incorporation of the Registrant (1)
     3.2 Certificate of Designation relating to the Company's Fixed Rate Cumulative Perpetual Preferred Stock Series A (2)
     3.3   Bylaws of the Registrant (1)
     3.4   Amendment to Bylaws (3)
     4.1 Warrant to purchase shares of Company's common stock dated December 23, 2008 (2)
     4.2 Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated December 23, 2008 between the Company and the United States Department of the Treasury (2)
     10.1  Employee Severance Compensation Plan, as revised (4)
     10.2  Employee Stock Ownership Plan (4)
     10.3  1999 Stock Option Plan (5)
     10.4  Management Recognition and Development Plan (5)
     10.5  2003 Stock Option Plan (6)
     10.6  Form of Incentive Stock Option Agreement (7)
     10.7  Form of Non-qualified Stock Option Agreement (7)
     10.8  Form of Management Recognition and Development Award Agreement (7)
     10.9 Employment Agreement between the Company and the Bank and Michael R. Sand (8)
     10.10 Employment Agreement between the Company and the Bank and Dean J. Brydon (8)
     10.11 Form of Compensation Modification Agreements (2)
     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act
     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act
     32 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act

    _________________
 (1) Incorporated by reference to the Registrant's Registration Statement of Form S-1 (333- 35817).
 (2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 23, 2008.

 (3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2002.
 (4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997; and to the Registrant's Current Report on Form 8-K dated April 13, 2007, and to the Registrant's Current Report on Form 8-K dated December 18, 2007.
 (5) Incorporated by reference to the Registrant's 1999 Annual Meeting Proxy Statement dated December 15, 1998.
 (6) Incorporated by reference to the Registrant's 2004 Annual Meeting Proxy Statement dated December 24, 2003.
 (7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2005.
 (8)  Incorporated by reference to the Registrant's Current Report on Form 8-K
      dated April 13,   2007.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Timberland Bancorp, Inc.

Date:  February 5, 2009        By:/s/Michael R. Sand
                                  -------------------
                                  Michael R. Sand
                                  Chief Executive Officer
                                  (Principal Executive Officer)



Date:  February 5, 2009        By:/s/Dean J. Brydon
                                  ------------------
                                  Dean J. Brydon
                                  Chief Financial Officer
                                  (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit No.                Description of Exhibit

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act