Form 10-Q
period 2009-03-31
TIMBERLAND BANCORP INC
filed 2009-05-11
CIK 1046050

UNITED STATES
                            SECURITIES AND EXCHANGE
                                 COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes
   No
                                                                ----     ----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer        Accelerated Filer  X
                        ----                     ----
Non-accelerated filer          Smaller reporting company
                        ----                             ----

Indicate by check mark whether the registrant is a shell company (in Rule 12b-2 of the Exchange Act).
Yes       No X
    ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                      SHARES OUTSTANDING AT April 30, 2009
           -----                      ------------------------------------
Common stock, $.01 par value                       7,045,036

                                      INDEX

                                                                       Page
                                                                       ----
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets                       3

            Condensed Consolidated Statements of Income                 4-5

            Condensed Consolidated Statements of Shareholders'
             Equity                                                     6

            Condensed Consolidated Statements of Cash Flows             7-8

            Condensed Consolidated Statements of Comprehensive
             Income                                                     9

            Notes to Condensed Consolidated Financial Statements        10-25

   Item 2.  Management's Discussion and Analysis of Financial           25-39
             Condition and Results of Operations

   Item 3.  Quantitative and Qualitative Disclosures about Market
             Risk                                                       39

   Item 4.  Controls and Procedures                                     39-40

PART II.    OTHER INFORMATION

   Item 1.   Legal Proceedings                                          40

   Item 1A   Risk Factors                                               40-42

   Item 2.   Unregistered Sales of Equity Securities and Use of
              Proceeds                                                  42

   Item 3.   Defaults Upon Senior Securities                            42

   Item 4.   Submission of Matters to a Vote of Security Holders        42-43

   Item 5.   Other Information                                          43

   Item 6.   Exhibits                                                   43-44

SIGNATURES                                                              45

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------
                       TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        March 31, 2009 and September 30, 2008
                    (Dollars in thousands, except share amounts)
                                              March 31,          September 30,
                                                  2009                   2008
                                               -----------------------------
Assets                                      (Unaudited)
Cash equivalents:
  Non-interest bearing                         $ 10,001             $ 14,013
  Interest bearing deposits in banks             46,892                3,431
  Federal funds sold                                - -               25,430
                                               -----------------------------
                                                 56,893               42,874
                                               -----------------------------

Investments and mortgage-backed securities:
 held to maturity                                10,726               14,233
Investments and mortgage-backed securities:
 available for sale                              14,563               17,098
Federal Home Loan Bank ("FHLB") stock             5,705                5,705

Loans receivable                                558,644              563,964
Loans held for sale                               7,778                1,773
Less: Allowance for loan losses                 (12,049)              (8,050)
                                               -----------------------------
    Net loans receivable                        554,373              557,687
                                               -----------------------------

Accrued interest receivable                       2,913                2,870
Premises and equipment                           17,698               16,884
Other real estate owned ("OREO") and other
 repossessed items                                2,827                  511
Bank owned life insurance ("BOLI")               13,280               12,902
Goodwill                                          5,650                5,650
Core deposit intangible ("CDI")                     863                  972
Mortgage servicing rights                         1,912                1,306
Other assets                                      5,601                3,191
                                               -----------------------------
    Total assets                               $693,004             $681,883
                                               =============================

Liabilities and shareholders' equity
Deposits                                       $505,898             $498,572
FHLB advances                                    95,000              104,628
Other borrowings: repurchase agreements             689                  758
Other liabilities and accrued expenses            3,074                3,084
                                               -----------------------------
    Total liabilities                           604,661              607,042
                                               -----------------------------
Commitments and contingencies                       - -                  - -

Shareholders' equity
Preferred stock, $.01 par value; 1,000,000
 shares authorized;                              15,437                  - -
 March 31, 2009 - 16,641 shares, Series A,
  issued and outstanding
Common stock, $.01 par value; 50,000,000 shares
 authorized;                                     10,301                8,672
 March 31, 2009 - 7,045,036 shares issued and
  outstanding
 September 30, 2008 - 6,967,579 shares issued
  and outstanding
Unearned shares - Employee Stock Ownership Plan
 ("ESOP")                                        (2,644)              (2,776)
Retained earnings                                66,775               69,406
Accumulated other comprehensive income (loss)    (1,526)                (461)
                                               -----------------------------
    Total shareholders' equity                   88,343               74,841
                                               -----------------------------
    Total liabilities and shareholders' equity $693,004             $681,883
                                               =============================

       See notes to unaudited condensed consolidated financial statements

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                For the three and six months ended March 31, 2009 and 2008
                   (Dollars in thousands, except per share amounts)
                                    (unaudited)


                                        Three Months           Six  Months
                                       Ended March 31,        Ended March 31,
                                      2009         2008      2009        2008
                                     -------------------   ------------------
Interest and dividend income
Loans receivable                     $ 9,419    $ 10,358   $18,989    $21,121
Investments and mortgage-backed
 securities                              347         142       760        391
Dividends from mutual funds and
 FHLB stock                                9         395        19        818
Federal funds sold                         5          27        28         58
Interest bearing deposits in banks        21           4        30         14
                                     -------------------   ------------------
  Total interest and dividend income   9,801      10,926    19,826     22,402
                                     -------------------   ------------------

Interest expense
Deposits                               2,385       3,117     4,882      6,450
FHLB advances - short term               - -          66       - -        534
FHLB advances - long term                999       1,066     2,063      1,814
Other borrowings                         - -           6         1         14
                                     -------------------   ------------------
  Total interest expense               3,384       4,255     6,946      8,812
                                     -------------------   ------------------

  Net interest income                  6,417       6,671    12,880     13,590

Provision for loan losses              5,176         700     6,491      1,900
                                     -------------------   ------------------

  Net interest income after provision
   for loan losses                     1,241       5,971     6,389     11,690
                                     -------------------   ------------------

Non-interest income
Total other-than-temporary impairment
 ("OTTI") on securities               (1,742)        - -    (2,912)       - -
Less: portion recorded as other
 comprehensive income                    749         - -       749        - -
                                     -------               -------
Net OTTI loss recognized                (993)        - -    (2,163)       - -

Service charges on deposits            1,009         648     2,159      1,344
Gain on sale of loans, net               340         144       504        237
BOLI net earnings                        256         119       378        239
Servicing income on loans sold           703         179       853        297
ATM transaction fees                     306         302       594        601
Fee income from non-deposit
 investment sales                         16          17        44         56
Other                                    275         145       449        278
                                     -------------------   ------------------
  Total non-interest income            1,912       1,554     2,818      3,052
                                     -------------------   ------------------


See notes to unaudited condensed consolidated financial statements (continued)

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (concluded)
           For the three and six months ended March 31, 2009 and 2008
                (Dollars in thousands, except per share amounts)
                                  (unaudited)

                                        Three Months           Six  Months
                                       Ended March 31,        Ended March 31,
                                      2009         2008      2009        2008
                                     -------------------    ------------------
Non-interest expense
Salaries and employee benefits         2,826       2,986      5,899      5,906
Premises and equipment                   696         650      1,359      1,114
Advertising                              229         268        420        450
OREO and other repossessed items
 expense                                  99         - -        160        - -
ATM expenses                             161         142        286        291
Postage and courier                      126         130        244        247
Amortization of CDI                       54          62        109        124
State and local taxes                    154         147        297        298
Professional fees                        213         145        348        292
Other                                    884         676      1,855      1,335
                                     -------------------    ------------------
  Total non-interest expense           5,442       5,206     10,977     10,057
                                     -------------------    ------------------

Income (loss) before federal and
 state income taxes                   (2,289)      2,319     (1,770)     4,685
Provision (benefit) for Federal
 income taxes                           (897)        734       (742)     1,484
State income taxes                         1         - -          3        - -
  Net income (loss)                  $(1,393)     $1,585    $(1,031)    $3,201

Preferred stock dividends            $   208      $  - -    $   227     $  - -
                                     -------------------    ------------------
Net income (loss) available to
 common shareholders:                $(1,601)     $1,585    $(1,258)    $3,201
                                     ===================    ==================

Earnings (loss) per common share:
  Basic                              $(0.24)      $ 0.25    $ (0.19)    $ 0.49
  Diluted                            $(0.24)      $ 0.24    $( 0.19)    $ 0.48

Weighted average shares outstanding:
  Basic                           6,614,216    6,441,367  6,592,257  6,478,600
  Diluted                         6,614,216    6,560,806  6,592,257  6,618,101


Dividends paid per common share:     $ 0.11       $ 0.11     $ 0.22     $ 0.21


      See notes to unaudited condensed consolidated financial statements

                                   TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                          CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                For the year ended September 30, 2008 and the six months ended March 31, 2009
             (Dollars in thousands, except per share amounts, common shares and preferred shares)

                                                                                           Accumu-
                                                                                             lated
                                                                     Unearned                Other
                                               Preferred   Common      Shares              Compre-
                           Preferred    Common     Stock    Stock   Issued to   Retained   hensive
                              Shares    Shares    Amount    Amount       ESOP   Earnings   Loss       Total
                              ------    ------   -------    ------  ---------   --------  ---------   -----
Balance, Sept. 30, 2007          - -  6,953,360  $   - -   $ 9,993   $(3,040)    $68,378    $(784)  $74,547

Net income                       - -        - -      - -       - -       - -       4,005      - -     4,005
Stock split                      - -        - -      - -       - -       - -         - -      - -       - -
Issuance of MRDP(1) shares       - -     20,315      - -       - -       - -         - -      - -       - -
Repurchase of common stock       - -   (144,950)     - -    (1,921)      - -         - -      - -    (1,921)
Exercise of stock options        - -    138,854      - -       857       - -         - -      - -       857
Cash dividends ($.43 per
 common share)                   - -        - -      - -       - -       - -      (2,977)     - -    (2,977)
Earned ESOP shares               - -        - -      - -      (409)      264         - -      - -      (145)
MRDP compensation expense        - -        - -      - -       147       - -         - -      - -       147
Stock option compensation
 expense                         - -        - -      - -         5       - -         - -      - -         5
Unrealized holding gain on
 securities available for
 sale, net of tax                - -        - -      - -       - -       - -         - -      323       323

Balance, Sept. 30, 2008          - -  6,967,579  $   - -    $8,672   $(2,776)    $69,406    $(461)  $74,841

(Unaudited)
Net loss                         - -        - -      - -       - -       - -      (1,031)     - -    (1,031)
Issuance of preferred stock
 with attached common stock
 warrants                     16,641        - -   15,408     1,158       - -         - -      - -    16,566
Accretion of preferred stock
 discount                        - -        - -       29       - -       - -         (29)     - -       - -
Issuance of MRDP shares          - -     19,758      - -       - -       - -         - -      - -       - -
Exercise of stock options        - -     57,699      - -       392       - -         - -      - -       392
Cash dividends
  ($.22 per common share)        - -        - -      - -       - -       - -      (1,541)     - -    (1,541)
  (5% preferred stock)           - -        - -      - -       - -       - -        (121)     - -      (121)
Earned ESOP shares               - -        - -      - -       (16)      132         - -      - -       116
MRDP compensation expense        - -        - -      - -        93       - -         - -      - -        93
Stock option compensation
 expense                         - -        - -      - -         2       - -         - -      - -         2
Cumulative effect of
 adoption of FAS 115-2
 relating to impairment
 of debt securities              - -        - -      - -       - -       - -          91      (91)      - -
Unrealized holding loss on
 securities available for
 sale, net of tax                - -        - -      - -       - -       - -         - -      (488)    (488)
Other-than-temporary
 impairment on securities
 held-to-maturity, net of
 tax                             - -        - -      - -       - -       - -         - -      (486)    (486)

Balance,
March 31, 2009                16,641  7,045,036  $15,437   $10,301   $(2,644)    $66,775   $(1,526) $88,343


(1) 1998 Management Recognition and Development Plan.

                     See notes to unaudited condensed consolidated financial statements



                    TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended March 31, 2009 and 2008
                                (In thousands)
                                  (unaudited)
                                                   Six Months Ended March 31,
Cash flow from operating activities                      2009         2008
                                                       --------------------
Net income  (loss)                                     $(1,031)      $3,201
Non-cash revenues, expenses, gains and losses
 included in income:
  Provision for loan losse                               6,491        1,900
  Depreciation                                             555          565
  Deferred federal income taxes                         (1,245)        (399)
  Amortization of CDI                                      109          124
  Earned ESOP shares                                       132          132
  MRDP compensation expense                                 81           63
  Stock option compensation expense                          2            2
  Stock option tax effect less excess tax benefit           46            4
  Gain on sale of OREO, net                                 (2)         - -
  Gain on the disposition of premises and equipment        - -         (171)
  BOLI cash surrender value increase                      (378)        (239)
  Gain on sale of loans                                   (504)        (237)
  Decrease in deferred loan origination fees              (236)        (186)
  Other than temporary impairment losses on securities   2,163          - -
Loans originated for sale                              (77,057)     (23,241)
Proceeds from sale of loans                             71,556       19,286
Increase in other assets, net                           (1,347)         (71)
Increase (decrease) in other liabilities and accrued
 expenses, net                                            (136)          82
                                                       --------------------
Net cash provided (used) by operating activities          (801)         815

Cash flow from investing activities
Proceeds from maturities of securities available for
 sale                                                    1,667       20,720
Proceeds from maturities of securities held to maturity    903           10
Decrease (increase) in loans receivable, net               734      (30,026)
Additions to premises and equipment                     (1,369)        (464)
Proceeds from the disposition of premises and equipment    - -          175
Proceeds from sale of OREO                                  10          - -
                                                       --------------------
Net cash provided (used) in investing activities         1,945       (9,585)

Cash flow from financing activities
Increase in deposits, net                                7,326        3,102
Proceeds from FHLB advances - long term                    - -       50,000
Repayment of FHLB advances - long term                  (9,628)     (15,034)
Proceeds from FHLB advances - short term                   - -      (29,000)
Increase (decrease) in repurchase agreements               (69)         220
Proceeds from exercise of stock options                    345          332
ESOP tax effect                                            (16)         105
MRDP compensation tax effect                                12            8
Stock option excess tax benefit                            - -           11
Issuance of common stock                                     1          - -
Repurchase of common stock                                 - -       (1,922)
Issuance of stock warrants                               1,158          - -
Issuance of preferred stock                             15,408          - -
Payment of dividends                                    (1,662)      (1,454)
                                                       --------------------
Net cash provided by financing activities               12,875        6,368

See notes to unaudited condensed consolidated financial statements (continued)

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)
               For the six months ended March 31, 2009 and 2008
                                (In thousands)
                                 (unaudited)

                                                   Six Months Ended March 31,
                                                         2009         2008
                                                       --------------------

Net increase (decrease) in cash equivalents             14,019       (2,402)
Cash equivalents
  Beginning of period                                   42,874       16,670
                                                       --------------------
  End of period                                        $56,893      $14,268
                                                       --------------------

Supplemental disclosure of cash flow information
  Income taxes paid                                    $ 1,002      $ 2,361
  Interest paid                                          6,954        8,743

Supplemental disclosure of non-cash investing activities
  Change in unrealized holding loss on securities held
   for sale, net of tax                                $  (488)       ($187)
  Change in other-than-temporary impairment on
   securities, held-to-maturity, net of tax               (486)         - -
  Loans transferred to OREO and other repossessed
   assets                                                2,456          - -


Supplemental disclosure of non-cash financing activities
  Shares issued to MRDP                                $   138       $  210




     See notes to unaudited condensed consolidated financial statements

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               For the six months ended March 31, 2009 and 2008
                                In thousands
                                 (unaudited)


                                        Three Months           Six  Months
                                       Ended March 31,        Ended March 31,
                                      2009         2008      2009        2008
                                     -------------------    -----------------
Comprehensive income:
  Net income (loss)                 ($1,393)      $1,585   ($1,031)    $3,201
  Cumulative effect of adoption
   of FAS 115-2 relating to
   impairment of debt securities        (91)          - -      (91)       - -
  Unrealized holding loss on
   securities available for sale,
   net of tax                           (42)        (251)     (488)      (187)
  Other-than-temporary impairment on
   securities held-to-maturity, net
   of tax                              (486)         - -      (486)       - -
                                     -------------------    -----------------


Total comprehensive income (loss)   ($2,012)      $1,334   ($2,096)    $3,014
                                     ===================    =================




      See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (unaudited)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2008 ("2008 Form 10-K"). The results of operations for the six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(e) Certain prior period amounts have been reclassified to conform to the March 31, 2009 presentation with no change to net income or total shareholders' equity previously reported. Additional paid-in capital and stock warrants, which were previously reported as separate components in the shareholders' equity section are now reported as part of common stock and preferred stock.

(2) U.S. TREASURY DEPARTMENT'S CAPITAL PURCHASE PROGRAM
On December 23, 2008, the Company received $16.64 million from the U.S. Treasury Department as a part of the Treasury's Capital Purchase Program. The Company sold $16.64 million in senior preferred stock, with a related warrant to purchase up to $2.50 million in common stock to the U.S. Treasury. The transaction is part of the Treasury's program to encourage qualified financial institutions to build capital to increase the flow of financing to businesses and consumers and to support the U.S. economy. The preferred stock pays a 5.0% dividend for the first five years, after which the rate increases to 9.0% if the preferred shares are not redeemed by the Company. In addition to the preferred shares, the Treasury received a warrant to purchase 370,899 shares of the Company's common stock at a price of $6.73 per share at any time during the next ten years.

Preferred stock callable at the option of the Company is initially recorded at the amount of proceeds received. Any discount from the liquidation value is accreted to the expected call date and charged to retained earnings. This accretion is recorded using the level-yield method. Preferred dividends paid (declared and accrued) and any accretion is deducted from net income for computing income available to common shareholders and earnings per share computations.



(3) INVESTMENTS AND MORTGAGE-BACKED SECURITIES
Investments and mortgage-backed securities have been classified according to management's intent (in thousands):

                                                 Gross         Gross
                               Amortized    Unrealized    Unrealized      Fair
                                    Cost         Gains        Losses     Value
March 31, 2009

Held to Maturity ("HTM")
  Residential mortgage-backed
   securities                    $10,699        $ 113      ($4,032)    $ 6,780
  U.S. agency securities              27            3          - -          30

  Total                          $10,726        $ 116      ($4,032)    $ 6,810

Available for Sale
  Residential mortgage-backed
    securities                   $15,020        $ 169      ($1,583)    $13,606
  Mutual funds                     1,000          - -          (43)        957

  Total                          $16,020        $ 169      ($1,626)    $14,563

September 30, 2008

Held to Maturity
  Residential mortgage-backed
   securities                    $14,205        $   8      ($2,267)    $11,946
  U.S. agency securities              28          - -          - -          28

  Total                          $14,233        $   8      ($2,267)    $11,974

Available for Sale
  Residential mortgage-backed
   securities                    $16,806        $  52        ($696)    $16,162
  Mutual funds                     1,000          - -          (64)        936


  Total                          $17,806        $  52        ($760)    $17,098


The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2009 are as follows (in thousands):


                 Less Than 12 Months  12 Months or Longer   Total
                 -------------------  -------------------
Description of   Fair    Unrealized   Fair    Unrealized    Fair    Unrealized
 Securities      Value   Losses       Value   Losses        Value   Losses

Held to Maturity

  U.S. agency
   securities   $  - -    $  - -     $  - -    $ - -       $  - -    $  - -
  Residential
   mortgage-
   backed
   securities    6,032    (4,032)       - -      - -        6,032    (4,032)

  Total          6,032    (4,032)       - -      - -        6,032    (4,032)

Available for Sale
  Residential
   mortgage-
   backed
   securities    3,188    (1,582)        85       (1)       3,273    (1,583)
  Mutual funds     - -       - -        957      (43)         957       (43)

  Total         $3,188   ($1,582)    $1,042     ($44)      $4,230   ($1,626)

During the three and six months ended March 31, 2009 the Company recorded other-than-temporary impairment charges through earnings on residential mortgage-backed securities of $993,000 and $2.16 million, respectively. As discussed later in Note 13, effective January 1, 2009, the Company adopted Financial Accounting Standards Board Staff Position FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides for the bifurcation of other-than-temporary impairments into (i) amounts related to credit losses which are recognized through earnings, and (ii) amounts related to all other factors which are recognized as a component of other comprehensive income. As a result of adopting FAS 115-2, the Company recorded $749,000 in impairments not related to credit losses through other comprehensive income rather than through earnings during the three months ended March 31, 2009 and reclassified $91,000 from retained earnings to other comprehensive income related to impairment of debt securities at December 31, 2008 that were not due to credit losses.

To determine the component of the gross other-than-temporary impairment related to credit losses, the Company compared the amortized cost basis of each other-than-temporarily impaired security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. The revised expected cash flow estimates for individual securities are based primarily on an analysis of default rates, prepayment speeds and third-party analytic reports. Significant judgment of management is required in this analysis that includes, but is not limited to, assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans.

The following table summarized activity related to the amount of other-than-temporary impairments related to credit losses during the six months ended March 31, 2009:

                                   Other-Than-Temporary
                   Gross Other-    Impairments Included        Net Other-Than-
                 Than-Temporary  in Other Comprehensive  Temporary Impairments
                    Impairments           Income (Loss)   Included in Earnings
                    -----------           -------------   --------------------

September 30, 2008    $  - -               $  - -                $  - -
Additions due to
 change in expected
 cash flow             2,912                  749                 2,163
                      ------               ------                ------
Impact of change in
 accounting
 principle (1)                                 91                   (91)
March 31, 2009        $2,912               $  840               $ 2,072

(1) Represents a reclassification to other comprehensive income of other-than-temporary impairments on securities which were previously recorded in earnings at December 31, 2008.

During the three and six months ended March 31, 2009 the Company recorded a $7,000 realized loss on one held to maturity residential mortgage-backed security.

Residential mortgage-backed and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral, retail repurchase agreements and other non-profit organization deposits totaled $18.05 million and $23.00 million at March 31, 2009 and September 30, 2008, respectively.

The contractual maturities of debt securities at March 31, 2009 are as follows (in thousands). Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.


                                 Held to Maturity       Available for Sale
                                Amortized    Fair      Amortized      Fair
                                Cost         Value     Cost           Value
                                ------------------     --------------------

Due within one year             $   - -     $  - -     $   - -      $   - -
Due after one year to five
 years                               14         15         546          438
Due after five to ten years          65         67         261          273
Due after ten years              10,647      6,728      14,213       12,895
Mutual funds                        - -        - -       1,000          957

  Total                         $10,726     $6,810     $16,020      $14,563



(4) FHLB STOCK
The Company views its investment in the FHLB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; 2) impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB. The FHLB of Seattle reported a risk-based capital deficiency as of December 31, 2008, and therefore did not pay a dividend for the fourth quarter of 2008 and
will not repurchase capital stock in the near term.   The FHLB noted their
primary concern with meeting the risk-based capital requirements relates to the potential impact of other-than-temporary impairment charges that they may be required to record on their private label mortgage backed securities.
While the FHLB of Seattle was less than adequately capitalized as of December 31, 2008, the Company does not believe that its investment in the FHLB is impaired. However, this estimate could change in the near term if: 1) significant other-than-temporary losses are incurred on the mortgage backed securities causing a significant decline in their regulatory capital status;
2) the economic losses resulting from credit deterioration on the mortgage backed securities increases significantly and 3) capital preservation strategies being utilized by the FHLB become ineffective.


(5) LOANS
Loans receivable and loans held for sale consisted of the following (dollars in thousands):

                                        At March 31,        At September 30,
                                            2009                  2008
                                    Amount     Percent     Amount     Percent
                                    ------------------     ------------------

Mortgage loans:
  One- to four-family (1)          $120,519     19.9%     $112,299     18.4%
  Multi-family                       22,472      3.7        25,927      4.2
  Commercial                        164,778     27.2       146,223     23.9
  Construction and land
   development                      160,980     26.5       186,344     30.5
  Land                               67,388     11.1        60,701      9.9
  Total mortgage loans              536,137     88.4       531,494     86.9

Consumer loans:
  Home equity and second mortgage    43,948      7.2        48,690      8.0
  Other                              10,767      1.8        10,635      1.7
  Total consumer loans               54,715      9.0        59,325      9.7

Commercial business loans            15,624      2.6        21,018      3.4

  Total loans receivable            606,476    100.0%      611,837    100.0%

Less:
  Undisbursed portion of
   construction loans in process     37,543                 43,353
  Deferred loan origination fees      2,511                  2,747
  Allowance for loan losses          12,049                  8,050
                                     52,103                 54,150

  Total Loans receivable, net      $554,373               $557,687

---------------
(1)    Includes loans held-for-sale


Construction and Land Development Loan Portfolio Composition
------------------------------------------------------------
The following table sets forth the composition of the Company's construction and land development loan portfolio.

                                         At March 31,       At September 30,
                                            2009                 2008
                                      Amount    Percent    Amount    Percent
                                      -----------------    -----------------
                                              (Dollars in thousands)
Custom and owner / builder const.    $ 35,061     21.8%   $ 47,168     25.3%
Speculative construction               24,393     15.1      30,895     16.6
Commercial real estate                 47,642     29.6      39,620     21.3
Multi-family                           29,979     18.6      40,509     21.7
 (including condominium)
Land development                       23,905     14.9      28,152     15.1
                                     --------    -----    --------    -----
  Total construction loans           $160,980    100.0%   $186,344    100.0%
                                     ========    =====    ========    =====


Allowance for Loan Losses
-------------------------
The following table sets forth information regarding activity in the allowance for loan losses.

                                                 Three Months Ended
                                                      March 31,
                                                 2009           2008
                                                 -------------------
                                                    (In thousands)
Balance at beginning of period                 $ 8,166         $5,997
Provision for loan losses                        5,176            700
Allocated to commitments                          (126)           - -
Loans charged off                               (1,206)           - -
Recoveries on loans previously charged off          39            - -
                                               -------         ------
Net charge-offs                                 (1,167)           - -
                                               -------         ------
Balance at end of period                       $12,049         $6,697
                                               =======         ======


                                                   Six Months Ended
                                                        March 31,

                                                 2009           2008
                                                 -------------------
                                                    (In thousands)
Balance at beginning of period                   $ 8,050      $4,797
Provision for loan losses                          6,491       1,900
Allocated to commitments                            (126)        - -
Loans charged off                                 (2,405)        - -
Recoveries on loans previously charged off            39         - -
                                                 -------      ------
Net charge-offs                                   (2,366)        - -
                                                 -------      ------
Balance at end of period                         $12,049      $6,697
                                                 =======      ======


At March 31, 2009 and March 31, 2008, the Bank had impaired loans totaling approximately $40.29 million and $6.39 million respectively. At March 31, 2009 and March 31, 2008 no loans were 90 days or more past due and still accruing interest. Interest income recognized on impaired loans for the three months ended March 31, 2009 and 2008 was $235,000 and $72,000, respectively, and for the six months ended March 31, 2009 and 2008 was $328,000 and $74,000,
respectively.   Interest income recognized on a cash basis on impaired loans for the three months ended March 31, 2009 and 2008, was $94,000 and $72,000, respectively, and for the six months ended March 31, 2009 and 2008 was $132,000 and $74,000, respectively. The average investment in impaired loans for the six months ended March 31, 2009 and 2008 was $24.45 million and $3.93 million respectively. The Bank had no restructured loans at March 31, 2008 and March 31, 2009 that were included in impaired loans.

Non-performing Assets
---------------------
The following table sets forth information with respect to the Company's non-performing assets and restructured loans within the meaning of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

                                                    At               At
                                                 March 31,      September 30,
                                                   2009             2008
                                                 ----------------------------
                                                       (In thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family                            $    528        $    300
  Commercial real estate                            3,612             714
  Construction and land development                11,172           9,840
  Land                                              3,896             726
consumer loans                                         67             160
Commercial business loans                             592             250
                                                 --------        --------
    Total non-accrual loans                        19,867          11,990

Accruing loans which are contractually
past due 90 days or more:                             - -             - -
                                                 --------        --------
    Total                                             - -             - -

Total of non-accrual and
90 days past due loans                             19,867          11,990

Non-accrual investment securities                     310             - -

OREO and other repossessed items                    2,827             511
                                                 --------        --------
    Total non-performing assets (1)              $ 23,004        $ 12,501
                                                 ========        ========

Restructured loans                               $     --        $    272

Non-accrual and 90 days or more past
due loans as a percentage of loans
receivable                                           3.51%           2.12%

Non-accrual and 90 days or more past
due loans as a percentage of total assets            2.87%           1.76%

Non-performing assets as a percentage
of total assets                                      3.32%           1.83%

Loans receivable (2)                             $566,422        $565,737
                                                 ========        ========

Total assets                                     $693,004        $681,883
                                                 ========        ========
----------------
(1) Includes non-accrual loans, non-accrual investment securities, and other real estate owned and other repossessed assets. Loans classified as troubled debt restructurings are not included if they are still on accrual status.
(2)  Includes loans held-for-sale and is before the allowance for loan losses



Following is a summary of information related to impaired loans (in thousands):

                                                       At March 31,
                                                     2009        2008
                                                    ------------------

Impaired loans without a valuation allowance       $33,829     $5,578
Impaired loans with a valuation allowance            6,457        810
                                                   -------     ------
    Total impaired loans                           $40,286     $6,388

Valuation allowance related to impaired loans      $ 1,768     $  623


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

One of the circumstances evaluated when determining if an impairment test of goodwill is needed more frequently than annually is extent and duration that the Company's market capitalization (total common shares outstanding multiplied by current stock price) is less than total equity applicable to common shareholders.

During the quarter ended March 31, 2009, the Company's market capitalization decreased to a level that required a goodwill impairment test prior to the annual test. Therefore the Company engaged a third party firm to perform an interim test for goodwill impairment during the quarter ended March 31, 2009. The test concluded that recorded goodwill was not impaired. No assurance can be given that the Company will not record an impairment loss on goodwill in the near term.

(7) EARNINGS PER COMMON SHARE
Basic earnings per common share ("EPS") is computed by dividing net income available for common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items.
Diluted EPS is computed by dividing net income available for common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options, outstanding warrants to purchase common stock and restricted stock awards not yet vested. In accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Bank's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At March 31,2009 and 2008, there were 370,294 and 405,562 ESOP shares, respectively, that had not been allocated.

The following table is in thousands, except for share and per share data:

                                       Three Months           Six Months
                                      Ended March 31,        Ended March 31,
                                     2009        2008       2009        2008
                                     ----------------       ----------------

Basic EPS computation
  Numerator - net income (loss)   $(1,393)      $1,585    $(1,031)     $3,201
  Dividend on preferred stock         208          - -        227         - -
                                ---------    ---------  ---------   ---------
Net income (loss) available
 for common stock                 $(1,601)      $1,585    $(1,258)     $3,201
                                =========    =========  =========   =========

Denominator - weighted average
  common shares outstanding     6,614,216    6,441,367  6,592,257   6,478,600
                                ---------    ---------  ---------   ---------

Basic EPS                         $ (0.24)      $ 0.25    $ (0.19)     $ 0.49

Diluted EPS computation
  Numerator - net income
   (loss)                         $(1,393)      $1,585    $(1,031)     $3,201
  Dividend on preferred stock         208          - -        227         - -
                                ---------    ---------  ---------   ---------
Net income (loss) available
 for common stock                 $(1,601)      $1,585    $(1,258)     $3,201

Denominator - weighted average
 common shares outstanding      6,614,216    6,441,367  6,592,257   6,478,600
Effect of dilutive stock
 options (a) (b)                      - -      119,439        - -     139,501
Effect of dilutive stock
 warrants (c) (d)                     - -          - -        - -         - -
Effect of dilutive restricted
 shares                               - -          - -        - -         - -
                                ---------    ---------  ---------   ---------
Weighted average common shares
 and common stock equivalents   6,614,216    6,560,806  6,592,257   6,618,101
                                ---------    ---------  ---------   ---------

Diluted EPS                      $ (0.24)       $ 0.24    $ (0.19)     $ 0.48

----------------------
(a) For the three and six months ended March 31, 2009, options to purchase 201,003 and 168,864 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the options' exercise prices were greater than the average market price of the common stock and, therefore, their effect would have been anti-dilutive. There were no options to purchase shares of common stock excluded from the computation of diluted earnings per share for the three and months ended March 31, 2008.
(b) For the six months ended March 31, 2009, the effect of dilutive stock options was computed to be 2,607 shares. However, the dilutive effect of these stock options has been excluded from the diluted EPS computation for the six months ended March 31, 2009 because the Company reported a net loss for the period and, therefore, their effect would have been anti-dilutive.
(c) For the three and six months ended March 31, 2009, warrants to purchase 370,899 and 185,449 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the warrant's exercise prices were greater than the average market price of the common stock and, therefore, their effect would have been anti-dilutive. There were no warrants to purchase shares of common stock excluded from the computation of dilutive earnings per share for the three and six months ended March 31, 2008.
(d) For the six months ended March 31, 2009, the effect of dilutive stock warrants was computed to be 1,085 shares. However, the dilutive effect of these stock warrants has been excluded from the diluted EPS computation for the six months ended March 31, 2009 because the Company reported a net loss for the period and, therefore, their effect would have been anti-dilutive.


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


(9) STOCK COMPENSATION PLANS
Stock Option Plans
------------------
Under the Company's stock option plans (i.e., the 1999 Stock Option Plan and the 2003 Stock Option Plan), the Company may grant options for up to a combined total of 1,622,500 shares of common stock to employees, officers and directors. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company's common stock on the date of grant. Generally, options vest in 10% annual installments on each of the ten anniversaries from the date of the grant. However, if the Company meets three of four established performance criteria the vesting is accelerated to 20% for that year. These four performance criteria are: (i) generating a return on assets which exceeds that of the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; (ii) generating an efficiency ratio which is less than that of the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; (iii) generating a net interest margin which exceeds the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; and
(iv) increasing the Company's earnings per share over the prior fiscal year. At March 31, 2009, options for 275,738 shares are available for future grant under the 2003 Stock Option Plan.

Following is activity under the plans:
                                                     Six Months Ended
                                                      March 31, 2009
                                                Total Options Outstanding
                                                -------------------------

                                                                   Weighted
                                                        Weighted   Average
                                                        Average    Grant Date
                                                        Exercise   Fair
                                              Shares    Price      Value
                                              ------    --------   ----------
Options outstanding, beginning of period     273,820     $8.07      $1.99
Exercised                                     57,699      6.00       1.63
Forfeited                                     47,257      6.00       1.63
Granted                                           --        --         --
                                            --------
Options outstanding, end of period           168,864     $9.35      $2.21
Options exercisable, end of period           168,864     $9.35      $2.21



There was no aggregate intrinsic value of all options outstanding at March 31, 2009, as the exercise price of all options outstanding was greater than the stock's current market value. The aggregate intrinsic value of all options outstanding at March 31, 2008 was $1.46 million. The aggregate intrinsic value of all options that were exercisable at March 31, 2008 was $1.44 million.

At March 31, 2009, there were no unvested options.

There were 5,668 options that vested during the six months ended March 31, 2009 with an aggregate grant date fair value of $13,000. There were 11,336 options that vested during the six months ended March 31, 2008 with an aggregate grant date fair value of $26,000.


Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:
                                                         Six Months Ended
                                                             March 31,
                                                             ---------
                                                          (In thousands)
                                                       2009           2008
                                                       ----           ----
   Proceeds from options exercised                     $346           $332
   Related tax benefit recognized                        46             15
   Intrinsic value of options exercised                  56            351


Options outstanding at March 31, 2009 were as follows:
                       Outstanding                      Exercisable
               -----------------------------   -------------------------------
                                 Weighted                         Weighted
                       Weighted  Average                Weighted  Average
Range                  Average   Remaining              Average   Remaining
Exercise               Exercise  Contractual            Exercise  Contractual
Prices         Shares  Price     Life (Years)  Shares   Price     Life (Years)
------------   ------  -------   -----------   ------   -------   -----------

$ 6.80-7.45    56,638   $ 7.45       2.2       56,638   $ 7.45        2.2
  7.85-7.98     6,000     7.91       3.1        6,000     7.91        3.1
  9.52         56,680     9.52       3.9       56,680     9.52        3.9
 11.46-11.63   49,546    11.51       4.8       49,546    11.51        4.8
              -------                         -------
              168,864   $ 9.35       3.6      168,864   $ 9.35        3.6

There were no options granted during the six months ended March 31, 2009 and March 31, 2008.

Stock Grant Plans
-----------------
The Company adopted the Management Recognition and Development Plan ("MRDP") in 1998, which was subsequently approved by shareholders in 1999 for the benefit of employees, officers and directors of the Company. The objective of the MRDP is to retain and attract personnel of experience and ability in key positions by providing them with a proprietary interest in the Company.

The MRDP allows for the issuance to participants of up to 529,000 shares of the Company's common stock. Shares may be purchased in the open market or may be issued from authorized and unissued shares. Awards under the MRDP are made in the form of restricted shares of common stock that are subject to restrictions on the transfer of ownership. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participants is recognized over a five-year vesting period, with 20% vesting on each of the five anniversaries from the date of the grant. During the six months ended March 31, 2009, the Company awarded 19,758 MRDP shares to officers and directors. These shares had a weighted average grant date fair value of $7.01 per share. During the six months ended March 31, 2008 the Company awarded 14,315 MRDP shares to officers and directors. These shares had a weighted average grant date fair value of $14.69 per share.

At March 31, 2009, there were a total of 55,858 unvested MRDP shares with an aggregated grant date fair value of $672,000. There were 3,479 MRDP shares that vested during the six months ended March 31, 2009 with an aggregated grant date fair value of $53,000. There were 616 MRDP shares that vested during the six months ended March 31, 2008 with an aggregated grant date fair value of $11,000. At March 31, 2009, there were 51,993 shares available for future award under the MRDP.


Expenses for Stock Compensation Plans
-------------------------------------
Compensation expenses for all stock-based plans were as follows:
                                             Six Months Ended March 31,
                                            2009                  2008
                                     ------------------     ------------------
                                                    (In thousands)
                                     Stock       Stock      Stock       Stock
                                     Options     Grants     Options     Grants
                                     -------     ------     -------     ------
Compensation expense recognized
 in income                            $  2       $  93       $  2        $ 71
Related tax benefit recognized           1          32          1          24



The compensation expense yet to be recognized for stock based awards that have been awarded but not vested for the years ending September 30 is as follows (in thousands):
                                          Stock        Stock        Total
                                         Options       Grants       Awards
                                         -------       ------       ------
Remainder of 2009                          $  1         $  85        $  86
2010                                         --           171          171
2011                                         --           165          165

2012                                         --           112          112
2013                                         --            38           38
2014                                         --             2            2
                                           ----        ------        -----
Total                                      $  1        $  573        $ 574


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

The Company is no longer subject to United States federal income tax examination by tax authorities for years ended on or before September 30, 2004.

The components of the provision (benefit) for federal income taxes for the six months ended March 31, 2009 and 2008 are as follows (in thousands):

                                          Six Months Ended March 31,
                                          2009                 2008
                                          -------------------------
Current                                 ($1,987)              $1,085
Deferred                                  1,245                  399
                                         ------               ------

     Total federal income taxes           ($742)              $1,484

The components of the Company's prepaid federal income taxes and net deferred tax assets included in other assets as of March 31, 2009 and September 30, 2008 are as follows (in thousands):

                                       At March 31,      At September 30,
                                          2009                 2008
                                         ------               ------

Prepaid federal income taxes             $1,078               $  525
Net deferred tax assets                   3,714                1,945
                                         ------               ------

     Total                               $4,792               $2,470

The components of the Company's deferred tax assets and liabilities at March 31, 2009 and September 30, 2008 are as follows (in thousands):

                                             At March 31,    At September 30,
                                                 2009              2008
                                                ------            ------
Deferred tax assets
  Accrued interest on loans                     $   43            $    5
  Accrued vacation                                 140               115
  Deferred compensation                             35                54
  Unearned ESOP shares                             453               450
  Allowance for loan losses                      4,312             2,822
  CDI                                              237               226
  Unearned MRDP shares                              88                61
  Net unrealized securities losses                 772               248
  Capital loss carry-forward                       928               928
  Stock option compensation expense                 22                21
                                                ------            ------
  Total deferred tax assets                      7,030             4,930

Deferred tax liabilities
  FHLB stock dividends                             906               906
  Depreciation                                     303               262
  Goodwill                                         593               527
  Certificate of deposit valuation                  20                21
  Mortgage servicing rights                        669               457
  Prepaid expenses                                 132               122
                                                ------            ------
  Other                                              3               - -
  Total deferred tax liabilities                 2,626             2,295

  Valuation allowance for capital loss on
   sale of securities                             (690)             (690)
                                                ------            ------

  Net deferred tax assets                       $3,714            $1,945

The provision (benefit) for federal income taxes for the six months ended March 31, 2009 and 2008 differs from that computed at the statutory corporate tax rate as follows (in thousands):

                                             Six Months Ended March 31,
                                             2009                 2008
                                       Amount    Percent    Amount    Percent
                                       ------    -------    ------    -------
Taxes at statutory rate                ($620)    (35.0%)    $1,640     35.0%
Non-taxable BOLI income                 (132)     (7.4%)       (83)    (1.8%)
Other - net                               10       0.6%        (73)    (1.5%)

    Federal income taxes (benefit)     ($742)    (41.8%)    $1,484     31.7%



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

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at March 31, 2009 (in thousands):

                                                                   Six Months
                                                                        Ended
                                                                     March 31,
                                 Fair Value at March 31, 2009            2009
                                 Level 1    Level 2    Level 3   Total Losses
                                 -------    -------    -------   ------------
Available for Sale Securities
-----------------------------
Mutual Funds                      $ 957     $   - -    $   - -     $   - -
Mortgage-backed securities          - -      13,606        - -         124
                                  -----     -------    -------     -------
Total                             $ 957     $13,606    $   - -     $   124


The following table summarizes the balance of assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2009, and the total losses resulting from these fair value adjustments for the six months ended March 31, 2009 (in thousands):

                                                                   Six Months
                                                                        Ended
                                                                     March 31,
                                 Fair Value at March 31, 2009            2009
                                 Level 1    Level 2    Level 3   Total Losses
                                 -------    -------    -------   ------------
Impaired Loans (a)                $ - -     $   - -    $ 5,432      $2,366
Mortgage-backed securities -
 HTM (b)                            - -         358        - -       2,039
                                  -----     -------    -------      ------
Total                             $ - -     $   358    $ 5,432      $4,418


------------------
(a) The loss represents charge offs on collateral dependent loans for fair value adjustments based on the fair value of the collateral. A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.
(b) The loss represents other than temporary impairment charges on held-to-maturity mortgaged backed securities.


(12) DIVIDEND / SUBSEQUENT EVENT
On April 30, 2009, the Company announced a quarterly cash dividend of $0.11 per common share, payable May 29, 2009, to shareholders of record as of the close of business on May 15, 2009.

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

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ("FAS 115-2") This FSP amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FAS 115-2 provides for the bifurcation of other-than-temporary impairments into (i) amounts related to credit losses, which are recognized through earnings, and (ii) amounts related to all other factors which are recognized as a component of other comprehensive income. The Company adopted FAS 115-2 as of January 1, 2009. As a result of adopting FAS 115-2, the Company recorded $749,000 in impairments not related to credit losses through other comprehensive income rather than through earnings during the three months ended March 31, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for an Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, ("FAS 157-4"). This FSP provides additional guidance for fair value measures under FAS 157 in determining if the market for an asset or liability is inactive and accordingly, if quoted market prices may not be indicative of fair value. The Company adopted FAS 157-4 as of January 1, 2009 and it did not have a material impact on the Company's Consolidated Financial Statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, ("FAS 107-1"). This FSP is designed to enhance consistency in financial reporting by increasing the frequency of fair value disclosures. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not elect early adoption of this FSP. The adoption of FAS 107-1 is not expected to have a material impact on the Company's Consolidated Financial Statements.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three and six months ended March 31, 2009. This analysis as well as other sections of this report contains certain "forward-looking statements."

Certain matters discussed in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Federal Reserve and our bank subsidiary by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory polices and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended September 30, 2008. Any of the forward-looking statements that we make in this Form 10-Q and in the other public statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.



Overview

Timberland Bancorp, Inc., a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank, SSB upon the Bank's conversion from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank ("Conversion"). The Conversion was completed on January 12, 1998 through the sale and issuance of 13,225,000 shares of common stock by the Company. At March 31, 2009, the Company had total assets of $693.00 million and total shareholders' equity of $88.34 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank.

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

The Bank is a community-oriented bank which offers a variety of deposit and loan products to its customers. The Bank operates 21 branches (including its main office in Hoquiam) and a loan production office (which is in the process of being converted to a full service branch) in the following market areas in the state of Washington:

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


Critical Accounting Policies and Estimates

The Company has identified several accounting policies that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the portfolio. The allowance is based upon management's comprehensive analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, actual loss experience, current economic conditions, and detailed analysis of individual loans for which the full collectability may not be assured. The appropriate allowance for loan loss level is estimated based upon factors and trends identified by management at the time consolidated financial statements are prepared.

While the Company believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to significantly increase or decrease its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed elsewhere in this document. Although management believes the levels of the allowance as of both March 31, 2009 and September 30, 2008 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, results of examinations by the Company's or the Bank's regulators or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company's financial condition and results of operations.

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

Other-Than-Temporary Impairments in the Market Value of Investment Securities. Unrealized investment securities losses on available for sale and held to maturity securities are evaluated at least quarterly to determine whether declines in value should be considered "other than temporary" and therefore be subject to immediate loss recognition through earnings for the portion related to credit losses. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the recorded value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer, and the Company has the intent and the ability to hold the security for a sufficient time to recover the recorded value. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the carrying value primarily due to current market conditions and not deterioration in the financial condition of the issuer or the underlying collateral (in the case of mutual funds) and the Company has the intent and the ability to hold the security for a sufficient time to recover the recorded value. Other factors that may be considered in determining whether a decline in the value of either a debt or equity security is "other than temporary" include ratings by recognized rating agencies; capital strength and near-term prospects of the issuer and recommendation of investment advisors or market analysts. Therefore continued deterioration of market conditions could result in additional impairment losses recognized within the investment portfolio.


Comparison of Financial Condition at March 31, 2009 and September 30, 2008

The Company's total assets increased by $11.12 million, or 1.6%, to $693.00 million at March 31, 2009 from $681.88 million at September 30, 2008. The increase was primarily attributable to an increase in cash equivalents resulting from the sale of $16.64 million of preferred stock to the U.S. Treasury.

Net loans receivable decreased by $3.31 million, or 0.6%, to $554.37 million at March 31, 2009 from $557.69 million at September 30, 2008 primarily due to a decrease in construction and land development loan balances and commercial business loan balances.

Total deposits increased by $7.33 million, or 1.5%, to $505.90 million at March 31, 2009 from $498.57 million at September 30, 2008, primarily due to an increase in certificate of deposit account balances and N.O.W. checking account balances.

Shareholders' equity increased by $13.50 million, or 18.0%, to $88.34 million at March 31, 2009 from $74.84 million at September 30, 2008. The increase in shareholders' equity was primarily a result of the sale of $16.64 million in senior preferred stock to the U.S. Treasury Department as part of the Treasury's Capital Purchase Program.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash Equivalents: Cash equivalents increased by $14.02 million, or 32.7%, to $56.89 million at March 31, 2009 from $42.87 million at September 30, 2008, primarily as a result of an increase in interest bearing deposits in banks. The Bank increased its short-term liquidity position primarily as a result of the sale of $16.64 million of preferred stock to the U.S. Treasury and a $7.33 million increase in deposits.

Investment Securities and Mortgage-backed Securities: Investment and mortgage-backed securities decreased by $6.04 million, or 19.3%, to $25.29 million at March 31, 2009 from $31.33 million at September 30, 2008. The decrease was primarily as a result of regular amortization and prepayments on mortgage-backed securities, a $2.16 million other than temporary impairment ("OTTI") charge recorded on private label mortgage-backed securities, and a $749,000 decrease in market value adjusted through the other comprehensive loss equity account. The securities on which the impairments were recognized were acquired from the in-kind redemption of the Bank's investment in the AMF family of mutual funds in June 2008.

At March 31, 2009, the Company's securities' portfolio was comprised of mortgage-backed securities of $24.31 million (of which $10.70 million were classified as held to maturity), mutual funds of $957,000 and U.S. agency securities of $27,000. For additional information, see Note 3 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Loans: Net loans receivable decreased by $3.31 million, or 0.6% to $554.37 million at March 31, 2009 from $557.69 million at September 30, 2008. The decrease in the portfolio was primarily a result of a $19.55 million decrease in construction loans (net of undisbursed portion of construction loans in process), a $5.39 million decrease in commercial business loans, a $4.61 million decrease in consumer loans, a $3.46 million decrease in multi-family
loans, and a $4.00 million increase in the allowance for loan losses.   These
decreases to net loans receivable were partially offset by an $18.56 million increase in commercial real estate loans, an $8.22 million increase in one- to four-family loans (including a $6.01 million increase in one- to four-family loans held for sale), and a $6.69 million increase in land loans. The decrease in construction loans was primarily reflected in a $12.11 million decrease in custom and owner / builder construction loans, a $10.53 million decrease in multi-family and condominium construction loans, a $6.50 million decrease in speculative construction loans, and a $4.25 million decrease in land development loans; which were partially offset by an $8.02 million increase in commercial real estate construction loans.

Loan originations increased to $142.22 million for the six months ended March 31, 2009 compared to $124.47 million for the six months ended March 31, 2008. The increase in loan volume was primarily a result of increased demand to refinance one- to four-family mortgage loans at historically low interest rates. The Bank continued to sell longer-term fixed rate loans for asset liability management purposes and to generate non-interest income. The Bank sold fixed rate one- to four-family mortgage loans totaling $71.26 million for the six months ended March 31, 2009 compared to $19.29 million for the six months ended March 31, 2008.

For additional information, see Note 5 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Premises and Equipment: Premises and equipment increased by $814,000, or 4.8%, to $17.70 million at March 31, 2009 from $16.88 million at September 30, 2008. The increase was primarily a result of capitalized construction costs on the Bank's new branch facility being constructed in Lewis County. The new branch is scheduled to open in May 2009.

Goodwill and Core Deposit Intangible: The value of goodwill remained unchanged at $5.65 million at March 31, 2009 from September 30, 2008. The amortized value of the core deposit intangible decreased to $863,000 at March 31, 2009 from $972,000 at September 30, 2008. The decrease is attributable to scheduled amortization of the core deposit intangible.

Deposits: Deposits increased by $7.33 million, or 1.5%, to $505.90 million at March 31, 2009 from $498.57 million at September 30, 2008. The increase was primarily a result of a $10.18 million increase in certificate of deposit account balances, a $4.63 million increase in N.O.W. checking account balances and a $1.83 million increase in non-interest bearings account balances. These increases were partially offset by a $7.44 million decrease in money market account balances and a $1.87 million decrease in savings account balances.
For additional information, see the section entitled "Deposit Breakdown" included herein.

FHLB Advances and Other Borrowings: FHLB advances and other borrowings decreased by $9.70 million, or 9.2%, to $95.69 million at March 31, 2009 from $105.39 million at September 30, 2008 as the Bank used a portion of its liquid assets to repay maturing FHLB advances. For additional information, see "FHLB Advance Maturity Schedule" included herein.

Shareholders' Equity: Total shareholders' equity increased by $13.50 million, or 18.0%, to $88.34 million at March 31, 2009 from $74.84 million at September 30, 2008. The increase was primarily a result of the sale of $16.64 million in senior preferred stock to the U.S. Treasury Department as part of the Treasury's Capital Purchase Program. As part of the transaction, the Company also issued to the Treasury warrants to purchase up to $2.5 million in common stock. The transaction is part of the Treasury's program to encourage qualified financial institutions to build capital to increase the flow of financing to businesses and consumers and to support the U.S. economy. Also impacting shareholders' equity during the six months ended March 31, 2009 was a net loss of $1.03 million, the payment of $1.66 million in cash dividends on common and preferred stock and a $974,000 increase in the accumulated other comprehensive loss equity category.

The Company did not repurchase any shares of its common stock during the six months ended March 31, 2009. As part of the Company's participation in the Treasury's Capital Purchase Program, the existing share repurchase plan announced on February 25, 2008 was suspended indefinitely. For additional information, see Item 2 of Part II of this Form 10-Q.

Non-performing Assets: Non-performing assets consist of non-accrual loans, non-accrual investment securities, and OREO and other repossessed assets. At March 31, 2009 and September 30, 2008, no loans were 90 days or more past due and still accruing interest. Non-performing assets to total assets increased to 3.32% at March 31, 2009 from 1.83% at September 30, 2008, as non-accrual loans increased by $7.88 million to $19.87 million at March 31, 2009 from $11.99 million at September 30, 2008, OREO and other repossessed assets increased by $2.32 million to $2.83 million at March 31, 2009 from $511,000 at September 30, 2008 and non-accrual investment securities increased by $310,000.

Total non-accrual loans of $19.87 million at March 31, 2009 were comprised of 49 loans and 34 credit relationships. Included in these non-accrual loans were:
     * Four land development loans totaling $5.88 million (of which the largest had a balance of $2.60 million)
     * 18 individual lot / land loans totaling $3.90 million (of which the largest had a balance of $1.00 million)
     * 13 Single family speculative loans totaling $3.78 million (of which the largest had a balance of $451,000)
     * Six commercial real estate loans totaling $3.78 million (of which the largest had a balance of $1.39 million)
     *  One multi-family loan for $1.39 million
     * Three single family home loans totaling $595,000 (of which the largest had a balance of $334,000)
     *  Three commercial business loans totaling $592,000
     *  One single family construction loan for $123,000

The Company had net charge-offs totaling $2.37 million for the six months ended March 31, 2009. The charge-offs were primarily associated with construction and land development loans. In recognition of a real estate market that reflected lower valuations during the quarter, net charge-off consisted of the following:
     *  $1.04 million on three land development loans
     * $789,000 to reduce exposure to the speculative construction inventory and land holdings of five contractors
     *  $250,000 on one commercial business loan
     *  $145,000 on loans secured by land
     *  $100,000 on home equity loans
     *  $40,000 on a single family home loan
     *  $6,000 on one auto loan.

OREO and other repossessed assets totaled $2.83 million at March 31, 2009 and consisted of nine single family homes in Pierce County totaling $2.61 million, one single family home in Kitsap County at $87,000, three land parcels in Grays Harbor County totaling $126,000 and two vehicles totaling $6,000.

For additional information, see Note 5 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Deposit Breakdown
-----------------
The following table sets forth the composition of the Bank's deposit balances.
                                                At                 At
                                          March 31, 2009    September 30, 2008
                                          --------------    ------------------
                                                    (In thousands)

Non-interest bearing                         $ 53,783           $ 51,955
N.O.W. checking                                95,093             90,468
Savings                                        54,525             56,391
Money market accounts                          62,940             70,379
Certificates of deposit under $100            139,863            130,313
Certificates of deposit $100 and over          73,703             73,107
Certificates of deposit   brokered             25,991             25,959
                                             --------           --------

     Total deposits                          $505,898           $498,572
                                             ========           ========

FHLB Advance Maturity Schedule
------------------------------
The Bank has short- and long-term borrowing lines with the FHLB of Seattle with total credit on the lines equal to 30% of the Bank's total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. FHLB advances consisted of the following:

                                      At March 31,         At September 30,
                                          2009                  2008
                                    Amount     Percent    Amount     Percent
                                    ------------------    ------------------
                                            (Dollars in thousands)

Short-term                          $   - -       --%     $    - -       --%
Long-term                            95,000    100.0       104,628    100.0
                                    -------    -----      --------    -----

Total FHLB advances                 $95,000    100.0%     $104,628    100.0%
                                    =======    =====      ========    =====

The Bank's FHLB borrowings mature at various dates through September 2017 and
bear interest at rates ranging from 3.49% to 4.66%.   The weighted average
interest rate on FHLB borrowings at March 31, 2009 was 4.11%. Principal reduction amounts due for future years ending September 30 are as follows (in thousands):

Remainder of 2009     $   - -
2010                   20,000
2011                   20,000
2012                   10,000
2013                      - -
Thereafter             45,000
                      -------
Total                 $95,000
                      =======

A portion of these advances have a putable feature and may be called by the FHLB earlier than the above schedule indicates.

Comparison of Operating Results for the Three and Six Months Ended March 31, 2009 and 2008

The Company reported a net loss of $(1.39) million for the quarter ended March 31, 2009 compared to net income of $1.59 million for the quarter ended March 31, 2008. Diluted earnings per common share decreased to a loss of $(0.24) for the quarter ended March 31, 2009 from earnings of $0.24 for the quarter ended March 31, 2008. The decrease in net income and earnings per diluted common share was primarily a result of a $4.48 million increase in the provision for loan losses and a $993,000 OTTI charge on investment securities. These items were partially offset by a $1.35 million increase in non-interest income (excluding OTTI charges).

The Company reported a net loss of $(1.03) million for the six months ended March 31, 2009 compared to net income of $3.20 million for the six months ended March 31, 2008. Diluted earnings per common share decreased to a loss of $(0.19) for the six months ended March 31, 2009 from earnings of $0.48 for the six months ended March 31, 2008. The decrease in net income and earnings per diluted common share was primarily a result of a $4.59 million increase in the provision for loan losses and a $2.16 million OTTI charge on investment securities. These items were partially offset by a $1.93 million increase in non-interest income (excluding OTTI charges).

A more detailed explanation of the income statement categories is presented below.

Net Income: Earnings for the quarter ended March 31, 2009 decreased by $2.98 million, or 187.9%, to a net loss of $(1.39) million from net income of $1.59 million for the quarter ended March 31, 2008. Earnings available to common shareholders for the quarter ended March 31, 2009, adjusted for the dividend of $208,000 payable to the U.S. Treasury on preferred stock was a net loss of $(1.60) million. Earnings per diluted common share decreased to a loss of $(0.24) for the quarter ended March 31, 2009 from earnings of $0.24 for the quarter ended March 31, 2008. The $0.48 decrease in diluted earnings per common share was primarily a result of a $4.48 million ($2.95 million net of income tax - $0.45 per diluted common share) increase in the provision for loan losses, a $993,000 ($655,000 net of income tax - $0.10 per diluted common share) increase in OTTI charges, a $236,000 ($156,000 net of income tax - $0.02 per diluted common share) increase in non-interest expense, a $254,000 ($168,000 net of income tax - $0.02 per diluted common share) decrease in net interest income, and a $208,000 ($0.03 per diluted common share) increase in dividends payable to preferred shareholders. These decreases to earnings per diluted common share were partially offset by $1.35 million ($937,000 net of income tax - $0.14 per diluted common share) increase in non-interest income (excluding OTTI charges).

Earnings for the six months ended March 31, 2009 decreased by $4.23 million, or 132.2%, to a net loss of $(1.03) million from net income of $3.20 million for the six months ended March 31, 2008. Earnings available to common shareholders for the six months ended March 31, 2009, adjusted for the dividend of $227,000 payable to the U.S. Treasury on preferred stock was a net loss of $(1.26) million. Earnings per diluted common share decreased to a loss of $(0.19) for the six months ended March 31, 2009 from earnings of $0.48 for the six months ended March 31, 2008. The $0.67 decrease in diluted earnings per common share was primarily a result of a $4.59 million ($3.03 million net of income tax - $0.46 per diluted common share) increase in the provision for loan losses, a $2.16 million ($1.43 million net of income tax - $0.21 per diluted common share) increase in OTTI charges, a $920,000 ($607,000 net of income tax - $0.09 per diluted common share) increase in non-interest expense, a $710,000 ($469,000 net of income tax - $0.07 per diluted common share) decrease in net interest income, and a $227,000 ($0.03 per diluted common share) increase in dividends payable to preferred shareholders. These decreases to earnings per diluted common share were partially offset by $1.93 million ($1.27 million net of income tax - $0.19 per diluted common share) increase in non-interest income (excluding OTTI charges).

Net Interest Income:   Net interest income decreased by $254,000, or 3.8%, to
$6.42 million for the quarter ended March 31, 2009 from $6.67 million for the quarter ended March 31, 2008. The decrease in net interest income was primarily attributable to overall market interest rate decreases, which compressed margins, and the reversal of interest on loans placed on non-accrual status. These decreases were, however, partially offset by a larger interest earning asset base.

Total interest and dividend income decreased by $1.13 million, or 10.3%, to $9.8 million for the quarter ended March 31, 2009 from $10.93 million for the quarter ended March 31, 2008 as the yield on interest earning assets decreased to 6.20% from 7.27%. Total average interest earning assets increased by $31.61 million to $632.48 million for the quarter ended March 31, 2009 from $600.87 million for quarter ended March 31, 2008. Total interest expense decreased by $871,000, or 20.5%, to $3.38 million for the quarter ended March 31, 2009 from $4.26 million for the quarter ended March 31, 2008 as the average rate paid on interest bearing liabilities decreased to 2.58% for the quarter ended March 31, 2009 from 3.30% for the quarter ended March 31, 2008. Total average interest bearing liabilities increased by $13.64 million to $532.68 million for the quarter ended March 31, 2009 from $519.04 million for the quarter ended March 31, 2008. The net interest margin decreased to 4.06% for the quarter ended March 31, 2009 from 4.44% for the quarter ended March 31, 2008. The margin compression was primarily attributable to a full quarter's effect of interest rate decreases by the Federal Reserve in the previous quarter, which reduced the yield on interest earning assets at a faster pace than the Bank was able to reduce its funding costs. The reversal of interest income on loans placed on non-accrual status also contributed to the margin compression and reduced the net interest margin by approximately 17 basis points during the quarter ended March 31, 2009.

Net interest income decreased by $710,000 or 5.2%, to $12.88 million for the six months ended March 31, 2009 from $13.59 million for the six months ended March 31, 2008. The decrease in net interest income was primarily attributable to overall market interest rate decreases, which compressed margins, and the reversal of interest on loans placed on non-accrual status. These decreases were, however, partially offset by a larger interest earning asset base.

Total interest and dividend income decreased by $2.57 million, or 11.5%, to $19.83 million for the six months ended March 31, 2009 from $22.40 million for the six months ended March 31, 2008 as the yield on interest earning assets decreased to 6.35% from 7.45%. Total average interest earning assets increased by $23.15 million to $624.90 million for the six months ended March 31, 2009 from $601.75 million for six months ended March 31, 2008. Total interest expense decreased by $1.86 million, or 21.2%, to $6.95 million for the six months ended March 31, 2009 from $8.81 million for the six months ended March 31, 2008 as the average rate paid on interest bearing liabilities decreased to 2.62% for the six months ended March 31, 2009 from 3.40% for the six months ended March 31, 2008. Total average interest bearing liabilities increased by $13.98 million to $531.78 million for the six months ended March 31, 2009 from $517.80 million for the six months ended March 31, 2008. The net interest margin decreased to 4.12% for the six months ended March 31, 2009 from 4.52% for the six months ended March 31, 2008. The margin compression was primarily attributable to interest rate decreases by the Federal Reserve which reduced the yield on interest earning assets at a faster pace than the Bank was able to reduce its funding costs. The reversal of interest income on loans placed on non-accrual status also contributed to the margin compression and reduced the net interest margin by approximately 14 basis points during the six months ended March 31, 2009. For additional information, see the section below entitled "Rate Volume Analysis."

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

                            Three months ended          Six months ended
                              March 31, 2009             March 31, 2009
                        compared to three months     compared to six months
                           ended March 31, 2008       ended March 31, 2008
                           increase (decrease)        increase (decrease)
                                  due to                    due to
                                  ------                    ------
                         Rate   Volume   Net Change  Rate   Volume  Net Change
                        -----   ------   ----------  ----   ------  ----------
                                            (In thousands)
Interest-earning assets:
 Loans receivable (1)  $(1,355)  $ 416  $  (939)    $(2,333)  $201   $(2,132)
 Investments and
  mortgage-backed
  securities                25     180      205         105    264       369
 FHLB stock and
  equity securities       (198)   (188)    (386)       (410)  (389)     (799)
 Federal funds sold        (36)     14      (22)        (44)    14       (30)
 Interest-bearing
  deposits                  (6)     23       17         (11)    27        16
                       -------   -----  -------     -------  -----   -------
 Total net increase
  (decrease) in income
  on interest-earning
  assets                (1,570)    445   (1,125)     (2,693)   117    (2,576)
                       -------   -----  -------     -------  -----   -------

Interest-bearing
 liabilities:
 Savings accounts          - -      (2)      (2)        - -     (2)       (2)
 NOW accounts             (110)     68      (42)       (136)    61       (75)
 Money market
  Accounts                 - -      13       13          14     37        51
 Certificate accounts     (752)     51     (701)     (1,542)   - -    (1,542)
 Short-term borrowings     (37)    (35)     (72)       (274)  (273)     (547)
 Long-term borrowings      (27)    (40)     (67)         (6)   255       249
                       -------   -----  -------     -------  -----   -------

Total net increase
 (decrease) in expense
 on interest- bearing
 liabilities              (926)     55     (871)     (1,944)    78    (1,866)
                       -------   -----  -------     -------  -----   -------

Net increase (decrease)
 in net interest
 income                $  (644)  $ 390  $  (254)    $  (749) $  39   $  (710)
                       =======   =====  =======     =======  =====   =======

(1) Excludes interest on loans 90 days or more past due. Includes loans originated for sale.


Provision for Loan Losses: The provision for loan losses increased $4.48 million, or 639.4%, to $5.18 million for the quarter ended March 31, 2009 from $700,000 for the quarter ended March 31, 2008. The provision for loan losses increased $4.59 million, or 241.6%, to $6.49 million for the six months ended March 31, 2009 from $1.90 million for the six months ended March 31, 2008.
The increased provisions for the three and six months ended March 31, 2009 were made primarily as a result of an increase in the level of net charge-offs, an increase in the level of potential principal impairment on non-performing loans, an increase in the level of loans classified as substandard and uncertainties in the housing market in certain market areas of the Pacific Northwest.

The Bank has established a comprehensive methodology for determining the provision for loan losses. On a quarterly basis the Bank performs an analysis that considers pertinent factors underlying the quality of the loan portfolio. The factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses. Management's analysis, however, for the three and six months ended March 31, 2009, placed greater emphasis on the Bank's construction and land development loan portfolio and the effect of various factors such as geographic and loan type concentrations. The Bank also reviewed the national trend of declining home sales with potential housing market value depreciation. Based on its comprehensive analysis, management deemed the allowance for loan losses of $12.05 million at March 31, 2009 (2.13% of loans receivable and 61% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. The aggregate impairment amount determined at March 31, 2009 was $1.77 million. The allowance for loan losses was $6.70 million (1.21% of loans receivable and 105% of non-performing loans) at March 31, 2008. The Company had net charge-offs of $2.37 million during the six months ended March 31, 2009 and no charge-offs for the six months ended March 31, 2008.

Non-accrual and 90 day past due loans increased by $7.88 million to $19.87 million at March 31, 2009 from $11.99 million at September 30, 2008. Non-accrual loans were comprised of 49 loans and 34 credit relationships. Management's evaluation of these 49 loans determined that there was potential principal impairment of $1.77 million on these loans. For additional information, see the section entitled "Non-performing Assets" included herein.

Management believes that the allowance for loan losses as of March 31, 2009 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company's financial condition and results of operations. In addition, the determination of the amount of the Bank's allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination. For additional information, see Note 5 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Non-interest Income: Total non-interest income increased by $358,000, or 23.0%, to $1.91 million for the quarter ended March 31, 2009 from $1.55 million for the quarter ended March 31, 2008. Excluding the $993,000 OTTI charge recorded in the quarter ended March 31, 2009, non-interest income increased by $1.35 million, or 86.9% to $2.91 million for the quarter ended March 31, 2009 from $1.55 million for the quarter ended March 31, 2008. This increase was primarily a result of a $720,000 increase in loan sale income (gain on sale of loans and servicing income on loans sold), a $361,000 increase in service charges on deposit accounts and a $137,000 increase in BOLI net earnings. The increased income from loan sales was primarily a result of an increase in the dollar value of residential mortgage loans sold in the secondary market during the quarter ended March 31, 2009. The sale of fixed rate one-to four-family mortgage loans totaled $60.7 million for the quarter ended March 31, 2009 compared to $11.9 million for the quarter ended March 31, 2008. The increase in loan sales was primarily attributable to lower interest rates for 30-year fixed rates loans which increased refinancing activity. The increase in service charge income was primarily a result of implementing an automated overdraft decision-making program in May 2008 and increasing the fees charged for overdrafts. The increase in BOLI income was due to a $134,000 non-recurring gain associated with transferring a portion of the BOLI portfolio to a new insurance company.

Total non-interest income decreased by $234,000, or 7.7%, to $2.82 million for the six months ended March 31, 2009 from $3.05 million for the six months ended March 31, 2008. Excluding the $2.16 million OTTI charge recorded in the six months ended March 31, 2009, non-interest income increased by $1.93 million, or 63.2% to $4.98 million for the six months ended March 31, 2009 from $3.05 million for the six months ended March 31, 2008. This increase was primarily a result of an $823,000 increase in loan sale income (gain on sale of loans and servicing income on loans sold), an $815,000 increase in service charges on deposit accounts and a $139,000 increase in BOLI net earnings. The increased income from loan sales was primarily a result of an increase in the dollar value of residential mortgage loans sold in the secondary market during the quarter ended March 31, 2009. The sale of fixed rate one-to four-family mortgage loans totaled $71.3 million for the six months ended March 31, 2009 compared to $19.3 million for the six months ended March 31, 2008. The increase in loan sales was primarily attributable to lower interest rates for 30-year fixed rates loans which increased refinancing activity. The increase in service charge income was primarily a result of implementing an automated overdraft decision-making program in May 2008 and increasing the fees charged for overdrafts. The increase in BOLI income was due to a $134,000 non-recurring gain associated with transferring a portion of the BOLI portfolio to a new insurance company.

Non-interest Expense: Total non-interest expense increased by $236,000, or 4.5%, to $5.44 million for the quarter ended March 31, 2009 from $5.21 million for the quarter ended March 31, 2008. The increase was primarily attributable to a $195,000 increase in deposit related expenses and a $99,000 increase in OREO related expenses. The increased deposit related expenses were primarily attributable to expenses associated with several new deposit related programs implemented and an increase in FDIC insurance expense.

Total non-interest expense increased by $920,000, or 9.1%, to $10.98 million for the six months ended March 31, 2009 from $10.06 million for the six months ended March 31, 2008. The increase was primarily attributable to a $414,000 increase in deposit related expenses, a $245,000 increase in premises and equipment expense and a $160,000 increase in OREO related expenses. The increased deposit related expenses were primarily attributable to expenses associated with several new deposit related programs implemented and an increase in FDIC insurance expense. The increase reflected in premises and equipment expense was primarily a result of an insurance settlement received in December 2007 that reduced the Company's premises and equipment expense by $172,000 for the six months ended March 31, 2008.

Provision (Benefit) for Income Taxes: The provision (benefit) for income taxes decreased by $1.63 million to a net benefit of $896,000 for the quarter ended March 31, 2009 from an expense of $734,000 for the quarter ended March 31, 2008 primarily as a result of a net loss before taxes.. The Company's effective tax (benefit) rate was (39.14%) for the quarter ended March 31, 2009 and 31.65% for the quarter ended March 31, 2008.

The provision (benefit) for income taxes decreased by $2.22 million to a net benefit of $739,000 for the six months ended March 31, 2009 from an expense of $1.48 million for the six months ended March 31, 2008 primarily as a result of a net loss before taxes. The Company's effective tax (benefit) rate was (41.75%) for the six months ended March 31, 2009 and 31.68% for the six months ended March 31, 2008.

The change in the effective tax (benefit) rate is primarily due to the net loss before taxes and the non-taxable BOLI earnings which decreases the effective tax rate in periods with net income before taxes and increases the effective tax benefit in periods with a net loss before taxes. For additional information, see Note 10 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

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

An analysis of liquidity should include a review of the Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2009. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchases of securities, and the net change in loans. Financing activities present the cash flows associated with the Company's deposit accounts, other borrowings and stock related transactions.

The Company's total cash equivalents increased by $14.03 million, or 32.7% to $56.90 million at March 31, 2009 from $42.87 million at September 30, 2008. The increase in liquid assets was primarily reflected in an increase in interest bearing deposits which was partially offset by a decrease in cash and due from financial institutions and federal funds sold.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2009, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 11.17%. The Bank maintained an uncommitted credit facility with the FHLB of Seattle that provided for immediately available advances up to an aggregate amount equal to 30% of total assets, limited by available collateral, under which $95.00 million was outstanding and $85.82 million was available for additional borrowings at March 31, 2009. The Bank also has a $10.00 million overnight credit line with Pacific Coast Bankers' Bank ("PCBB"). At March 31, 2009, the Bank did not have any outstanding advances on this credit line.

The Bank has also elected to participate in the FDIC's Temporary Liquidity Guaranty Program ("TLGP"). The TLGP includes the Debt Guarantee Program ("DGP"), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions. The unsecured debt must be issued on or after October 14, 2008 and not later than October 31, 2009, and the guarantee is effective through the earlier of the maturity date or December 31, 2012. The DGP coverage limit is equal to 2% of the Bank's liabilities at September 30, 2008. At March 31, 2009, the Bank did not have any senior unsecured debt which was being guaranteed under the DGP.

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

The Bank's primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction and land development loans, land loans, consumer loans, and commercial business loans. At March 31, 2009, the Bank had loan commitments totaling $49.82 million and undisbursed loans in process totaling $37.54 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2009 totaled $205.98 million. Historically, the Bank has been able to retain a significant amount of its non-brokered certificates of deposit as they mature. At March 31, 2009, the Bank had $25.99 million in brokered certificate of deposit accounts or 5.1% of total deposits, all of which are scheduled to mature in less than one year. As these brokered certificate of deposit accounts approach maturity, the Bank will evaluate its liquidity needs and the cost of other alternative funding sources before determining if additional brokered deposits will be acquired to replace the maturing brokered deposits.

Capital Resources
-----------------
Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At March 31, 2009, the Bank was in compliance with all applicable capital requirements.

The following table compares the Company's and the Bank's actual capital amounts at March 31, 2009 to its minimum regulatory capital requirements at that date (dollars in thousands):

                                                             To Be Well
                                                             Capitalized
                                                             Under Prompt
                                          Capital Adequacy   Corrective Action
                        Actual            Purposes           Provisions
                        Amount   Ratio    Amount   Ratio     Amount   Ratio
Tier 1 capital (to
 average assets):

   Consolidated        $83,888   12.47%   $26,912   4.00%     N/A     N/A

   Timberland Bank      67,278   10.28     26,170   4.00    $32,713    5.00%

Tier 1 capital (to
 risk-weighted assets):

   Consolidated         83,888   15.01     22,354   4.00      N/A      N/A

   Timberland Bank      67,278   12.11     22,220   4.00     33,331    6.00

Total capital (to
 risk-weighted assets):

   Consolidated         90,936   16.27     44,708   8.00      N/A      N/A

   Timberland Bank      74,287   13.37     44,441   8.00     55,551   10.00

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                          KEY FINANCIAL RATIOS AND DATA
                  (Dollars in thousands, except per share data)

                                      Three Months Ended     Six Months Ended
                                            March 31,            March 31,
                                        2009        2008     2009        2008
                                        ----------------     ----------------
PERFORMANCE RATIOS:
Return (loss) on average assets (a)    (0.82%)      0.98%   (0.31%)      0.99%
Return (loss) on average equity (a)    (6.10%)      8.48%   (2.46%)      8.55%
Net interest margin (a)                 4.06%       4.44%    4.12%       4.52%
Efficiency ratio (b)                   65.34%      63.29%   69.93%      60.43%

                                               At              At          At
                                         March 31,   September 30,   March 31,
                                             2009            2008        2008
                                         ------------------------------------

ASSET QUALITY RATIOS:
Non-performing loans                      $19,867      $11,990        $6,388
Non-performing investment securities          310          - -           - -
OREO & other repossessed assets             2,827          511           - -
Total non-performing assets               $23,004      $12,501        $6,388

Non-performing assets to total assets (c)    3.32%        1.83%         0.98%
Allowance for loan losses to
 non-performing loans                          61%          67%          105%
Restructured loans                        $   - -      $   272        $2,491

Book Values:
Book value per share (d)                  $ 10.18      $ 10.58        $ 10.88
Book value per share (e)                  $ 10.72      $ 11.16        $ 11.53
Tangible book value per share (d) (f)     $  9.26      $  9.65        $  9.90
Tangible book value per share (e) (f)     $  9.75      $ 10.17        $ 10.49
-------------------
(a)  Annualized
(b) Calculation includes the OTTI charge incurred during the period ended March 31, 2009. Excluding OTTI charges the efficiency ratio was 58.38% for three months ended March 31, 2009 and 61.46% for the six months ended March 31, 2009.
(c) Non-performing assets include non-accrual loans, non-accrual investment securities, other real estate owned and other repossessed assets
(d)  Calculation includes ESOP shares not committed to be released
(e)  Calculation excludes ESOP shares not committed to be released
(f) Calculation subtracts goodwill and core deposit intangible from the equity component

                                      Three Months Ended     Six Months Ended
                                            March 31,            March 31,
                                        2009        2008     2009        2008
                                        ----------------     ----------------

AVERAGE BALANCE SHEET:
Average total loans                   $568,981   $546,349   $566,858  $542,295
Average total interest earning assets  632,479    600,872    624,898   601,754
Average total assets                   678,750    647,851    671,001   649,225
Average total interest bearing
 deposits                              434,896    411,465    432,657   410,542
Average FHLB advances & other
 borrowings                             97,786    107,572     99,124   107,253
Average shareholders' equity            91,368     74,741     83,951    74,873


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There were no material changes in information concerning market risk from the information provided in the Company's Form 10-K for the fiscal year ended September 30, 2008.


Item 4.  Controls and Procedures
--------------------------------

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2009 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all errors and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings
----------------------------
Neither the Company nor the Bank is a party to any material legal proceedings at this time. Further, neither the Company nor the Bank is aware of the threat of any such proceedings. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.



Item 1A.    Risk Factors
------------------------
Listed below are updates to the market risk information provided in the Company's Annual Report of Form 10-K for the fiscal year ended September 30, 2008 ("2008 Form 10-K"). These updates should be read in conjunction with the 2008 Form 10-K.

Downturns in the real estate markets in our primary market areas could hurt our business and require increased levels of allowance for loan losses.

     Our business activities and credit exposures are primarily concentrated in our local market areas of Grays Harbor, Pierce, Thurston, King, Kitsap and Lewis Counties. Our residential loan portfolio, and our commercial real estate and multi-family loan portfolio and a certain number of our other loans have been affected by the downturn in the residential real estate market. Further declines in the real estate markets in our primary market areas may negatively impact our business. As of March 31, 2009, substantially all of our loan portfolio consisted of loans secured by real estate located in Washington. If real estate values continue to decline, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate may be diminished, and we would be more likely to suffer losses on defaulted loans. Therefore if real estate values continue to decline and as updated appraisals are received, the Bank may have to increase its allowance for loan losses. The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could be reduced.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance. Material additions to our allowance could materially decrease our net income. Our allowance for loan losses was 2.13% of total loans, and 61% of non-performing loans at March 31, 2009. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our financial condition and results of operations.

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

The dividends declared on the Series A Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of Timberland Bancorp. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale to Treasury of the Series A Preferred Stock is exercised. The shares of common stock underlying the warrant represent approximately 5.0% of the shares of our common stock outstanding as of April 30, 2009 (including the shares issuable upon exercise of the warrant in total shares outstanding). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

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


Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
----------------------------------------------------------------------

     Not applicable


Stock Repurchases

The following table sets forth the shares repurchased by the Company during the three months ended March 31, 2009:


                                                 Total No.
                                                 of Shares
                                                Purchased as   Maximum No.
                           Total                 Part of     of Shares that
                          No. of     Average     Publicly      May Yet Be
                          Shares    Price Paid   Announced   Purchased Under
       Period            Purchased   per Share      Plan       the Plan(1)
-----------------------  ---------  ----------  -----------  ---------------
01/01/2009  -
 01/31/2009                   - -        - -          - -       343,468

02/01/2009 -
 02/28/2009                   - -        - -          - -       343,468

03/01/2009  -
 03/31/2009                   - -        - -          - -       343,468

Total                         - -    $   - -          - -       343,468


(1) On February 25, 2008, the Company announced a share repurchase plan authorizing the repurchase of up to 5% of its outstanding shares, or 343,468 shares. As of March 31, 2009 no shares under this plan had been repurchased. As part of the Company's participation in the Treasury's Capital Purchase Program this share repurchase program was suspended indefinitely.


Item 3.    Defaults Upon Senior Securities
------------------------------------------
None to be reported.


Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------
The Company's 2008 Annual Meeting of Shareholders was held on January 27, 2009 at the Hoquiam Timberland Library, 420 7th Street, Hoquiam, Washington. The results of the vote on the election of directors for a three-year term, the only item presented at the meeting, were as follows:

                                     For                      Withheld
                         No. of Votes  Percentage   No. of Votes    Percentage
                         ------------------------   --------------------------

Clarence E. Hamre          5,026,004      96.62%      175,697          3.38%

Andrea M. Clinton          4,724,320      90.82%      477,381          9.18%

Ronald A. Robbel           4,573,050      87.91%      628,651         12.09%

The following directors, who were not up for re-election at the Annual Meeting of Shareholders, will continue to serve as directors: James C. Mason, Jon C. Parker, Michael R. Sand and David A Smith. On February 28, 2009, Clarence E. Hamre retired as a director of the Company. Mr. Hamre's retirement was as a result of his reaching the Company's mandatory retirement age for directors as provided in the bylaws and not as a result of any disagreement with the Company.


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

                                    Timberland Bancorp, Inc.

Date:     May 7, 2009          By: /s/ Michael R. Sand
                                   ------------------------------
                                    Michael R. Sand
                                    Chief Executive Officer
                                    (Principal Executive Officer)



Date:   May 7, 2009            By: /s/ Dean J. Brydon
                                   -------------------------------
                                    Dean J. Brydon
                                    Chief Financial Officer
                                    (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit No.     Description of Exhibit

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act