Form 10-Q
period 2009-06-30
TIMBERLAND BANCORP INC
filed 2009-08-10
CIK 1046050

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 2009

                                   OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Transition Period From       to      .
                                             ------  ------

                     Commission file number 0-23333

                        TIMBERLAND BANCORP, INC.
         (Exact name of registrant as specified in its charter)

                          Washington91-1863696
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files). Yes        No
                                                                ---       ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large                   Accelerated     Non-accelerated     Smaller reporting
accelerated filer       Filer    X_     filer               company
                  ---           ---           ---                   ---

Indicate by check mark whether the registrant is a shell company (in Rule
12b-2 of the Exchange Act).  Yes       No  X
                                 ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS                           SHARES OUTSTANDING AT JULY 31, 2009
     -----                           -----------------------------------
Common stock, $.01 par value                       7,045,036

                                        INDEX

                                                                        Page
PART I.   FINANCIAL INFORMATION                                         ----

  Item 1.   Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets                        3

            Condensed Consolidated Statements of Income                  4-5

            Condensed Consolidated Statements of Shareholders' Equity    6

            Condensed Consolidated Statements of Cash Flows              7-8

            Condensed Consolidated Statements of Comprehensive Income    9

            Notes to Condensed Consolidated Financial Statements         10-27

  Item 2. Management's Discussion and Analysis of Financial Condition 27-42 and Results of Operations

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk   42

  Item 4.   Controls and Procedures                                      42

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                            43

  Item 1A   Risk Factors                                                 43-44

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds  45

  Item 3.   Defaults Upon Senior Securities                              45

  Item 4.   Submission of Matters to a Vote of Security Holders          45

  Item 5.   Other Information                                            45

  Item 6.   Exhibits                                                     45-46

SIGNATURES                                                               47

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------

                      TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 2009 and September 30, 2008
                   (Dollars in thousands, except share amounts)


                                                 June 30,       September 30,
                                                     2009                2008
                                                 --------------------------
Assets                                          (Unaudited)
Cash equivalents:
  Non-interest bearing                           $  12,118       $   14,013
  Interest bearing deposits in banks                31,853            3,431
  Federal funds sold                                   - -           25,430
                                                 --------------------------
                                                    43,971           42,874
                                                 --------------------------
Investments and mortgage-backed securities: held
  to maturity                                       10,196           14,233
Investments and mortgage-backed securities:
  available for sale                                13,898           17,098
Federal Home Loan Bank ("FHLB") stock                5,705            5,705

Loans receivable                                   555,961          563,964
Loans held for sale                                  2,245            1,773
Less: Allowance for loan losses                    (12,440)          (8,050)
                                                 --------------------------
   Net loans receivable                            545,766          557,687

Accrued interest receivable                          2,918            2,870
Premises and equipment                              18,174           16,884
Other real estate owned ("OREO") and other
  repossessed items                                  7,698              511
Bank owned life insurance ("BOLI")                  13,403           12,902
Goodwill                                             5,650            5,650
Core deposit intangible ("CDI")                        809              972
Mortgage servicing rights ("MSRs")                   2,366            1,306
Other assets                                         4,938            3,191
                                                 --------------------------
   Total assets                                  $ 675,492        $ 681,883
                                                 ==========================

Liabilities and shareholders' equity
Deposits                                         $ 487,419        $ 498,572
FHLB advances                                       95,000          104,628
Other borrowings: repurchase agreements                666              758
Other liabilities and accrued expenses               3,652            3,084
                                                 --------------------------
   Total liabilities                               586,737          607,042
                                                 --------------------------
Commitments and contingencies                          - -              - -

Shareholders' equity
  Preferred stock, $.01 par value; 1,000,000
   shares authorized;                               15,487              - -
    June 30, 2009 - 16,641 shares, Series A,
     issued and outstanding
  Common stock, $.01 par value; 50,000,000
   shares authorized;                               10,328            8,672
    June 30, 2009 - 7,045,036 shares issued
     and outstanding
    September 30, 2008 - 6,967,579 shares
     issued and outstanding
Unearned shares - Employee Stock Ownership
  Plan ("ESOP")                                     (2,578)          (2,776)
Retained earnings                                   66,802           69,406
Accumulated other comprehensive loss                (1,284)            (461)
                                                 --------------------------
   Total shareholders' equity                       88,755           74,841
                                                 --------------------------
   Total liabilities and shareholders' equity    $ 675,492        $ 681,883
                                                 ==========================

     See notes to unaudited condensed consolidated financial statements

                      TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            For the three and nine months ended June 30, 2009 and 2008
                 (Dollars in thousands, except per share amounts)
                                      (unaudited)

                                            Three Months       Nine Months
                                            Ended June 30,     Ended June 30,
                                            2009     2008      2009     2008
                                         ----------------    ----------------
Interest and dividend income
Loans receivable                         $ 9,240  $ 9,825    $28,229  $30,947
Investments and mortgage-backed
  securities                                 322      235      1,081      625
Dividends from mutual funds and FHLB stock     9      272         29    1,090
Federal funds sold                             8       28         36       87
Interest bearing deposits in banks            32        8         62       22
                                         ----------------    ----------------
   Total interest and dividend income      9,611   10,368     29,437   32,771
                                         ----------------    ----------------
Interest expense
Deposits                                   2,440    2,703      7,321    9,153
FHLB advances - short term                   - -       57        - -      591

FHLB advances - long term                    979    1,104      3,042    2,919
Other borrowings                             - -        4          1       18
                                         ----------------    ----------------
   Total interest expense                  3,419    3,868     10,364   12,681
                                         ----------------    ----------------

   Net interest income                     6,192    6,500     19,073   20,090

Provision for loan losses                  1,000      500      7,491    2,400
                                         ----------------    ----------------
    Net interest income after provision
      for loan losses                      5,192    6,000     11,582   17,690
                                         ----------------    ----------------
Non-interest income
Total other-than-temporary impairment
  ("OTTI") on securities                    (881)     - -     (3,044)     - -
Less: portion recorded as other
   comprehensive loss (before income)        756      - -        756      - -
                                         ----------------    ----------------
Net OTTI loss recognized                    (125)     - -     (2,288)     - -

Service charges on deposits                1,066      948      3,224    2,292
Gain on sale of loans, net                 1,170      343      2,471      827
Loss on redemption of mutual funds           - -   (2,822)       - -   (2,822)
BOLI net earnings                            123      121        501      360
Servicing income on loans sold                20       18         76       68
Valuation allowance on MSRs                 (169)     - -       (169)     - -
ATM transaction fees                         326      329        920      930
Fee income from non-deposit investment sales  24       31         68       87
Other                                        239      139        688      417
                                         ----------------    ----------------
   Total non-interest income               2,674     (893)     5,491    2,159
                                         ----------------    ----------------

See notes to unaudited condensed consolidated financial statements (continued)

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (concluded)
          For the three and nine months ended June 30, 2009 and 2008
               (Dollars in thousands, except per share amounts)
                                  (unaudited)

                                         Three Months        Nine Months
                                         Ended June 30,      Ended June 30,
                                         2009      2008      2009       2008
                                       ---------------     -------------------

Non-interest expense
Salaries and employee benefits         2,919     2,812      8,818       8,718
Premises and equipment                   719       519      2,079       1,634
Advertising                              252       228        672         678
OREO and other repossessed items
  expense                                391       - -        552         - -
ATM expenses                             162       136        448         426
FDIC insurance expense                   400        25        586          51
Postage and courier                      203       129        448         376
Amortization of CDI                       54        62        163         186
State and local taxes                    152       149        449         447
Professional fees                        199       175        547         467
Other                                    922       684      2,589       1,993
 Total non-interest expense            6,373     4,919     17,351      14,976

Income (loss) before federal and state
  income taxes                         1,493       188       (278)      4,873

Provision (benefit) for federal
  income taxes                           434       734       (309)      2,218
State income taxes                         1       - -          4         - -
                                      ----------------    -------------------
 Net income (loss)                    $1,058    $ (546)   $    27      $2,655
                                      ================    ===================

Preferred stock dividends             $  210    $  - -    $   437      $  - -
Preferred stock discount accretion        79       - -         79         - -
                                      ----------------    -------------------
Net income (loss) available to
  common shareholders:                $  769    $ (546)   $  (489)     $2,655
                                      ================    ===================

Earnings (loss) per common share:
  Basic                               $ 0.12    $(0.08)   $ (0.07)     $ 0.41
  Diluted                             $ 0.12    $(0.08)   $ (0.07)     $ 0.40

Weighted average common shares
outstanding:
  Basic                            6,645,229  6,446,303  6,609,915  6,467,874
  Diluted                          6,645,229  6,524,818  6,609,915  6,587,120

Dividends paid per common share:      $ 0.11     $ 0.11     $ 0.33     $ 0.32

     See notes to unaudited condensed consolidated financial statements


                     TIMBERLAND BANCORP, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the year ended September 30, 2008 and the nine months ended June 30, 2009
(Dollars in thousands, except per share amounts, common shares and preferred shares)


                                                                                           Accumu-
                                                                                             lated
                                                                     Unearned                Other
                                               Preferred   Common      Shares              Compre-
                           Preferred    Common     Stock    Stock   Issued to   Retained   hensive
                              Shares    Shares    Amount    Amount       ESOP   Earnings   Loss       Total
                              ------    ------   -------    ------  ---------   --------  ---------   -----
Balance, Sept. 30, 2007          - -  6,953,360  $   - -   $ 9,993   $(3,040)    $68,378    $(784)  $74,547
Net income                       - -        - -      - -       - -       - -       4,005      - -     4,005
Stock split                      - -        - -      - -       - -       - -         - -      - -       - -
Issuance of MRDP(1) shares       - -     20,315      - -       - -       - -         - -      - -       - -
Repurchase of common stock       - -   (144,950)     - -    (1,921)      - -         - -      - -    (1,921)
Exercise of stock options        - -    138,854      - -       857       - -         - -      - -       857
Cash dividends ($.43 per
 common share)                   - -        - -      - -       - -       - -      (2,977)     - -    (2,977)
Earned ESOP shares               - -        - -      - -      (409)      264         - -      - -      (145)
MRDP compensation expense        - -        - -      - -       147       - -         - -      - -       147
Stock option compensation
 expense                         - -        - -      - -         5       - -         - -      - -         5
Unrealized holding gain on
 securities available for
 sale, net of tax                - -        - -      - -       - -       - -         - -      323       323

Balance, Sept. 30, 2008          - -  6,967,579  $   - -    $8,672   $(2,776)    $69,406    $(461)  $74,841

(Unaudited)
Net income                       - -        - -      - -       - -       - -          27      - -        27
Issuance of preferred stock
 with attached
 common stock warrants        16,641        - -   15,408     1,158       - -         - -      - -    16,566
Accretion of preferred stock
  discount                       - -        - -       79       - -       - -         (79)     - -       - -
Issuance of MRDP (1) shares      - -     19,758      - -       - -       - -         - -      - -       - -
Exercise of stock options        - -     57,699      - -       392       - -         - -      - -       392
Cash dividends
  ($0.33 per common share)       - -        - -      - -       - -       - -      (2,315)     - -    (2,315)
  (5% preferred stock)           - -        - -      - -       - -       - -        (328)     - -      (328)
Earned ESOP shares               - -        - -      - -       (55)      198         - -      - -       143
MRDP compensation expense        - -        - -      - -       159       - -         - -      - -       159
Stock option compensation
  expense                        - -        - -      - -         2       - -         - -      - -         2
Cumulative effect of adoption
  of FAS 115-2 relating to
  impairment of debt securities  - -        - -      - -       - -       - -          91      (91)      - -
Unrealized holding loss on
  securities available for
  sale, net of tax               - -        - -      - -       - -       - -         - -     (241)     (241)
OTTI on securities held-to-
  maturity, net of tax           - -        - -      - -       - -       - -         - -     (491)     (491)

Balance,
June 30, 2009                 16,641  7,045,036  $15,487   $10,328   $(2,578)    $66,802  $(1,284)  $88,755



(1) 1998 Management Recognition and Development Plan ("MRDP").

See notes to unaudited condensed consolidated financial statements

                 TIMBERLAND BANCORP, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the nine months ended June 30, 2009 and 2008
                             (In thousands)
                               (unaudited)

                                                            Nine Months
                                                           Ended June 30,
Cash flow from operating activities                      2009          2008
                                                       ---------------------
Net income                                             $     27       $2,655
Non-cash revenues, expenses, gains and
losses included in income:
  Provision for loan losses                               7,491        2,400
  Depreciation                                              843          830
  Deferred federal income taxes                          (1,263)      (1,076)
  Amortization of CDI                                       163          186
  Earned ESOP shares                                        198          198
  MRDP compensation expense                                 141           97
  Stock option compensation expense                           2            3
  Stock option tax effect less excess tax benefit            46            4
  Gain on sale of OREO, net                                  (3)         - -
  Gain on the disposition of premises and equipment         - -         (294)
  BOLI cash surrender value increase                       (501)        (360)
  Gain on sale of loans                                  (2,471)        (827)
  Decrease in deferred loan origination fees               (421)        (103)
  OTTI losses on securities                               2,288        2,822
Loans originated for sale                              (139,176)     (34,790)
Proceeds from sale of loans                             141,175       35,309
Increase (decrease) in other assets, net                 (1,245)         226
Increase in other liabilities and accrued expenses, net     442          119
                                                       ---------------------
Net cash provided by operating activities                 7,736        7,399

Cash flow from investing activities
Proceeds from maturities of securities available for sale 2,719       21,867
Proceeds from maturities of securities held to maturity   1,367           73
Proceeds from sale of securities available for sale         - -        6,929
Increase in loans receivable, net                        (2,055)     (44,180)
Additions to premises and equipment                      (2,133)        (621)
Proceeds from the disposition of premises and equipment     - -          374
Proceeds from sale of OREO                                  104          - -
                                                       ---------------------
Net cash provided by (used in) investing activities           2      (15,558)

Cash flow from financing activities
Increase (decrease) in deposits, net                    (11,153)      13,199
Proceeds from FHLB advances   long term                     - -       50,000
Repayment of FHLB advances   long term                   (9,628)     (15,052)
Repayment of FHLB advances   short term                     - -      (30,000)
Increase (decrease) in repurchase agreements                (92)         412
Proceeds from exercise of stock options                     345          444
ESOP tax effect                                             (55)         132
MRDP compensation tax effect                                 18           12
Stock option excess tax benefit                             - -           12
Issuance of common stock                                      1          - -
Repurchase of common stock                                  - -       (1,922)
Issuance of stock warrants                                1,158          - -
Issuance of preferred stock                              15,408          - -
Payment of dividends                                     (2,643)      (2,211)
                                                       ---------------------
Net cash provided by (used in) financing activities      (6,641)      15,026

See notes to unaudited condensed consolidated financial statements
(continued)

                 TIMBERLAND BANCORP, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)
            For the nine months ended June 30, 2009 and 2008
                             (In thousands)
                               (unaudited)

                                                            Nine Months
                                                           Ended June 30,
                                                         2009          2008
                                                       ---------------------

Net increase in cash equivalents                          1,097        6,867
Cash equivalents
  Beginning of period                                    42,874       16,670
                                                       ---------------------
  End of period                                        $ 43,971     $ 23,537
                                                       ---------------------

Supplemental disclosure of cash flow information
  Income taxes paid                                    $  1,002     $  3,288
  Interest paid                                          10,407       12,834

Supplemental disclosure of non-cash investing activities
  Change in unrealized holding loss on securities
   held for sale, net of tax                           $   (241)    $    804
  Change in OTTI on securities, held-to-maturity,
   net of tax                                              (491)         - -
  Mutual funds redeemed for mortgage-backed securities      - -       22,188
  Loans transferred to OREO and other repossessed assets  7,504          879

Supplemental disclosure of non-cash financing activities
  Shares issued to MRDP                                $    138     $    259

      See notes to unaudited condensed consolidated financial statements

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               For the nine months ended June 30, 2009 and 2008
                                 In thousands
                                  (unaudited)


                                            Three Months       Nine Months
                                            Ended June 30,     Ended June 30,
                                            2009     2008      2009     2008
                                         ----------------     ----------------
Comprehensive income:
  Net income (loss)                      $  1,058   ($546)    $    27   $2,655
  Cumulative effect of adoption of
    FAS 115-2 relating to impairment
    of debt securities                        (91)    - -         (91)     - -
  Unrealized holding gain (loss) on
    securities available for sale,
    net of tax                                246     991        (241)     804
  OTTI on securities held-to-maturity,
    net of tax                                 (4)    - -        (491)     - -
                                         ----------------     ----------------
Total comprehensive income (loss)        $  1,209   $ 445     $  (796)  $3,459
                                         ========  ======     =======   ======

       See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, which are in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2008 ("2008 Form 10-K"). The results of operations for the nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(e) Certain prior period amounts have been reclassified to conform to the June 30, 2009 presentation with no change to net income or total shareholders' equity previously reported. Additional paid-in capital and stock warrants, which were previously reported as separate components in the shareholders' equity section are now reported as part of common stock and preferred stock.

(2) U.S. TREASURY DEPARTMENT'S CAPITAL PURCHASE PROGRAM
On December 23, 2008, the Company received $16.64 million from the U.S. Treasury Department ("Treasury") as a part of the Treasury's Capital Purchase Program. The Company sold $16.64 million in senior preferred stock, with a related warrant to purchase up to $2.50 million in common stock to the U.S. Treasury. The transaction is part of the Treasury's program to encourage qualified financial institutions to build capital to increase the flow of financing to businesses and consumers and to support the U.S. economy. The preferred stock pays a 5.0% dividend for the first five years, after which the rate increases to 9.0% if the preferred shares are not redeemed by the Company. In addition to the preferred shares, the Treasury received a warrant to purchase 370,899 shares of the Company's common stock at a price of $6.73 per share at any time during the next ten years.

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


(3) INVESTMENTS AND MORTGAGE-BACKED SECURITIES
Investments and mortgage-backed securities have been classified according to management's intent (in thousands):
                                                 Gross         Gross
                               Amortized    Unrealized    Unrealized     Fair
                                    Cost         Gains        Losses    Value
                               ---------    ----------    ----------   -------
June 30, 2009

Held to Maturity ("HTM")
  Residential mortgage-backed
    securities                  $10,169         $ 20        ($3,721)  $ 6,468
  U.S. agency securities             27            1            - -        28
                                -------         ----         ------   -------
  Total                         $10,196         $ 21        ($3,721)  $ 6,496

Available for Sale
  Residential mortgage-backed
    securities                  $13,978         $189        ($1,223)   12,944
  Mutual funds                    1,000          - -            (46)      954
                                -------         ----         ------   -------
  Total                         $14,978         $189        ($1,269)  $13,898

September 30, 2008

Held to Maturity
  Residential mortgage-backed
    securities                  $14,205         $  8        ($2,267)  $11,946
  U.S. agency securities             28          - -            - -        28
                                -------         ----         ------   -------
  Total                         $14,233         $  8        ($2,267)  $11,974

Available for Sale
  Residential mortgage-backed
    securities                  $16,806         $ 52          ($696)  $16,162
  Mutual funds                    1,000          - -            (64)      936
                                -------         ----         ------   -------
  Total                         $17,806         $ 52          ($760)  $17,098

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of June 30, 2009 are as follows (in thousands):

                 Less Than 12 Months  12 Months or Longer
                 -------------------  -------------------   Total
Description of   Fair    Unrealized   Fair    Unrealized    Fair    Unrealized
 Securities      Value   Losses       Value   Losses        Value   Losses
                 -----   ------       -----   ------        -----   ------
Held to Maturity
 U.S. agency
  securities    $  - -    $  - -     $  - -    $   - -      $  - -   $   - -
 Residential
  mortgage-backed
  securities       698      (173)     4,768     (3,548)      5,466    (3,721)
                ------    ------     ------    -------      ------   -------
  Total         $  698    $ (173)    $4,768    $(3,548)     $5,466   $(3,721)

Available for Sale
 Residential
  mortgage-backed
   securities    1,398       (10)     2,656     (1,213)      4,054    (1,223)
 Mutual funds      - -       - -        954        (46)        954       (46)
                ------    ------     ------    -------      ------   -------
 Total          $1,398      ($10)    $3,610    ($1,259)     $5,008   ($1,269)

During the three and nine months ended June 30, 2009 the Company recorded OTTI charges through earnings on residential mortgage-backed securities of $125,000 and $2.29 million, respectively. As discussed later in Note 13, effective January 1, 2009, the Company adopted Financial Accounting Standards Board ("FASB") Staff Position FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides for the bifurcation of OTTI into (i) amounts related to credit losses which are recognized through earnings, and (ii) amounts related to all other factors which are recognized as a component of other comprehensive income.

To determine the component of the gross OTTI related to credit losses, the Company compared the amortized cost basis of each OTTI security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. The revised expected cash flow estimates for individual securities are based primarily on an analysis of default rates, prepayment speeds and third-party analytic reports. Significant judgment of management is required in this analysis that includes, but is not limited to, assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans. The following table presents a summary of the significant inputs utilized to measure management's estimate of the credit loss component on OTTI securities as of June 30, 2009.
                                                 Range
                                          ---------------------     Weighted
                                          Minimum       Maximum      Average

Constant prepayment rate                     0.0%        15.0%        12.5%
Collateral default rate                     13.2%        63.0%        23.2%
Loss severity rate                          23.4%        40.5%        26.6%

The following table presents the OTTI losses for the three and nine months ended June 30, 2009. There were no similar OTTI losses recorded during the three or nine months ended June 30, 2008 (in thousands).

                                     Three months ended     Nine months ended
                                       June 30 ,2009         June 30, 2009
                                  --------------------   --------------------
                                   Held To   Available    Held To   Available
                                  Maturity   For Sale    Maturity   For Sale
                                  --------   ---------   --------   ---------

Total OTTI losses                   $ 881      $ - -        $2,920   $ 124
Portion of OTTI losses
 recognized in other comprehensive
 loss (before taxes) (1)              756        - -           756     - -
Net impairment losses recognized    -----      -----        ------   -----
 in earnings (2)                    $ 125      $ - -        $2,164   $ 124
                                    =====      =====        ======   =====
----------
(1) Represents OTTI losses related to all other factors.
(2) Represent OTTI losses related to credit losses.

The following table presents a roll forward of the credit loss component of held to maturity debt securities that have been written down for OTTI with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in other comprehensive loss (in thousands).

Balance, March 31, 2009              $2,163
Additions:
  Initial OTTI credit losses             29
  Subsequent OTTI credit losses          96
                                     ------
Balance, June 30, 2009               $2,288
                                     ======

During the three and nine months ended June 30, 2009 the Company recorded a $17,000 and $24,000 realized loss on one held to maturity residential mortgage-backed security.

Residential mortgage-backed and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral, retail repurchase agreements and other non-profit organization deposits totaled $16.68 million and $23.00 million at June 30, 2009 and September 30, 2008, respectively.

The contractual maturities of debt securities at June 30, 2009 are as follows (in thousands). Expected maturities may differ from scheduled maturities as a result of the prepayment of principal or call provisions.

                                   Held to Maturity       Available for Sale
                                  ------------------     --------------------
                                  Amortized    Fair      Amortized      Fair
                                  Cost         Value     Cost           Value
                                  ------------------     --------------------
Due within one yea  r             $   - -     $  - -     $   - -      $   - -
Due after one year to five years       14         14         495          402
Due after five to ten years            61         62         252          264
Due after ten years                10,094      6,420      13,231       12,278
Mutual funds                          - -        - -       1,000          954
                                  -------     ------     -------      -------
  Total                           $10,169     $6,496     $14,978      $13,898


(4) FHLB STOCK
The Company views its investment in the FHLB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; 2) the impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB. The FHLB of Seattle reported a risk-based capital deficiency as of March 31, 2009, and therefore did not pay a dividend for the first quarter of 2009 and will
not repurchase capital stock in the near term.   The FHLB noted its primary
concern with meeting the risk-based capital requirements relates to the potential impact of OTTI charges that they may be required to record on their private label mortgage-backed securities. While the FHLB of Seattle was less than adequately capitalized as of March 31, 2009, the Company does not believe that its investment in the FHLB is impaired. However, this estimate could change in the near term if: 1) significant other-than-temporary losses are incurred on the FHLB's mortgage-backed securities causing a significant decline in its regulatory capital status; 2) the economic losses resulting from credit deterioration on the FHLB's mortgage-backed securities increases significantly or 3) capital preservation strategies being utilized by the FHLB become ineffective. As of the date of this Quarterly Report on Form 10-Q, the FHLB of Seattle has not reported its results for the quarter ended June 30, 2009.

(5) LOANS
Loans receivable and loans held for sale consisted of the following (dollars in thousands):

                                        At June 30,         At September 30,
                                           2009                   2008
                                    Amount     Percent     Amount     Percent
                                    ------------------     ------------------
Mortgage loans:
 One- to four-family (1)            $110,338     18.7%     $112,299     18.4%
 Multi-family                         25,702      4.4        25,927      4.2
 Commercial                          178,941     30.3       146,223     23.9
 Construction and land development   142,006     24.1       186,344     30.5
 Land                                 65,736     11.1        60,701      9.9
                                    --------    -----      --------    -----
 Total mortgage loans                522,723     88.6       531,494     86.9

Consumer loans:
 Home equity and second mortgage      41,950      7.1        48,690      8.0
 Other                                10,107      1.7        10,635      1.7
                                    --------    -----      --------    -----
 Total consumer loans                 52,057      8.8        59,325      9.7

Commercial business loans             15,199      2.6        21,018      3.4
                                    --------    -----      --------    -----

 Total loans receivable              589,979    100.0%      611,837    100.0%
                                    ========    =====      ========    =====
Less:
 Undisbursed portion of
   construction loans in process      29,447                 43,353
 Deferred loan origination fees        2,326                  2,747
 Allowance for loan losses            12,440                  8,050
                                    --------               --------

                                      44,213                 54,150

 Total Loans receivable, net        $545,766               $557,687
                                    ========               ========
--------------
(1)    Includes loans held-for-sale.


Construction and Land Development Loan Portfolio Composition
------------------------------------------------------------
The following table sets forth the composition of the Company's construction and land development loan portfolio.
                                        At June 30,          At September 30,
                                           2009                   2008
                                    Amount     Percent      Amount    Percent
                                    ------------------      -----------------
                                             (Dollars in thousands)

Custom and owner / builder const.  $ 34,373      24.2%     $ 47,168     25.3%
Speculative construction             19,332      13.6        30,895     16.6
Commercial real estate               42,056      29.6        39,620     21.3
Multi-family
 (including condominium)             25,631      18.1        40,509     21.7
Land development                     20,614      14.5        28,152     15.1
                                   --------     -----      --------    -----
  Total construction loans         $142,006     100.0%     $186,344    100.0%
                                   ========     =====      ========    =====
Allowance for Loan Losses
-------------------------
The following table sets forth information regarding activity in the allowance for loan losses.
                                                 Three Months Ended
                                                       June 30,
                                                 2009           2008
                                               -----------------------
                                                    (In thousands)
Balance at beginning of period                 $12,049         $6,697
Provision for loan losses                        1,000            500
Allocated to commitments                           - -            - -
Loans charged off                                 (646)          (121)
Recoveries on loans previously charged off          37            - -
                                               -------         ------
Net charge-offs                                   (609)          (121)
                                               -------         ------
Balance at end of period                       $12,440         $7,076
                                               =======         ======

                                                  Nine Months Ended
                                                       June 30,
                                                 2009           2008
                                               -----------------------
                                                    (In thousands)
Balance at beginning of period                 $ 8,050         $4,797
Provision for loan losses                        7,491          2,400
Allocated to commitments                          (126)           - -
Loans charged off                               (3,051)          (121)
Recoveries on loans previously charged off          76            - -
                                               -------         ------
Net charge-offs                                 (2,975)          (121)
                                               -------         ------
Balance at end of period                       $12,440         $7,076
                                               =======         ======

Impaired Loans
--------------
A loan is considered impaired when it is probable that the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the market value of the collateral if the loan is considered collateral dependent. Impaired loans not considered to be collateral dependent are measured based on the present value of expected future cash flows.

The categories of non-accrual loans and impaired loans overlap, although they are not coextensive. The Bank considers all circumstances regarding the loan and borrower on an individual basis when determining whether an impaired loan should be placed on non-accrual status, such as the financial strength of the borrower, the collateral value, reasons for the delay, payment record, the amount past due and the number of days past due.

At June 30, 2009 and 2008, the Bank had impaired loans totaling approximately $45.01 million and $9.39 million respectively. At June 30, 2009 the Bank had three loans totaling $830,000 that were 90 days or more past due and still accruing interest. At June 30, 2008 no loans were 90 days or more past due and still accruing interest. Interest income recognized on impaired loans for the three months ended June 30, 2009 and 2008 was $581,000 and $8,000, respectively, and for the nine months ended June 30, 2009 and 2008 was
$713,000 and $20,000, respectively.   Interest income recognized on a cash
basis on impaired loans for the three months ended June 30, 2009 and 2008, was $317,000 and $8,000, respectively, and for the nine months ended June 30, 2009 and 2008 was $449,000 and $20,000, respectively. The average investment in impaired loans for the nine months ended June 30, 2009 and 2008 was $28.84 million and $5.29 million respectively. The Bank had no restructured loans at June 30, 2008 and June 30, 2009 that were included in impaired loans.

Following is a summary of information related to impaired loans (in thousands):

                                                        At June 30,
                                                      2009       2008
                                                    ------------------

Impaired loans without a valuation allowance        $32,147     $4,904
Impaired loans with a valuation allowance            12,863      4,487
                                                    -------     ------
 Total impaired loans                               $45,010     $9,391

Valuation allowance related to impaired loans       $ 2,392     $  540

Non-performing Assets
---------------------
The following table sets forth information with respect to the Company's non-performing assets and restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS" or "Statement") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

                                                     At             At
                                                  June 30,     September 30,
                                                    2009           2008
                                                  --------------------------
                                                       (In thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family                            $    911       $    300
  Commercial real estate                            5,501            714
  Construction and land development                15,419          9,840
  Land                                              3,097            726
Consumer loans                                         92            160
Commercial business loans                              93            250
                                                 --------       --------
     Total non-accrual loans                       25,113         11,990

Accruing loans which are contractually
past due 90 days or more:                             830            - -
                                                 --------       --------
     Total                                            830            - -

Total of non-accrual and
90 days past due loans                             25,943         11,990

Non-accrual investment securities                     175            - -

OREO and other repossessed items                    7,698            511
                                                 --------       --------
     Total non-performing assets (1)             $ 32,986       $ 12,501
                                                 ========       ========

Restructured loans                               $     --       $    272

Non-accrual and 90 days or more past
due loans as a percentage of loans
receivable                                           4.65%          2.12%

Non-accrual and 90 days or more past
due loans as a percentage of total assets            3.84%          1.76%

Non-performing assets as a percentage
of total assets                                      4.88%          1.83%

Loans receivable (2)                             $558,206       $565,737
                                                 ========       ========

Total assets                                     $675,492       $681,883
                                                 ========       ========

----------------
(1) Includes non-accrual loans, non-accrual investment securities, and other real estate owned and other repossessed assets. Loans considered impaired are not included if they are still on accrual status. Loans classified as troubled debt restructurings are not included if they are still on accrual status.
(2)  Includes loans held-for-sale and is before the allowance for loan losses.


(6) GOODWILL
Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired and liabilities assumed. Goodwill is presumed to have an indefinite useful life and is analyzed annually for impairment. An annual test is performed during the third quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. If the fair value of the Company's sole reporting unit exceeds the recorded value, goodwill is not considered impaired and no additional analysis is necessary.

One of the circumstances evaluated when determining if an impairment test of goodwill is needed more frequently than annually is the extent and duration that the Company's market capitalization (total common shares outstanding multiplied by current stock price) is less than the total equity applicable to common shareholders. During the quarter ended March 31, 2009, the Company's market capitalization decreased to a level that required a goodwill impairment test prior to the annual test. Therefore, the Company engaged a third party firm to perform an interim test for goodwill impairment during the quarter ended March 31, 2009. The test concluded that recorded goodwill was not impaired. The Company updated the interim test for goodwill impairment internally during the quarter ended June 30, 2009 and concluded that recorded goodwill was not impaired. No assurance can be given that the Company will not record an impairment loss on goodwill in the near term.

(7) EARNINGS PER COMMON SHARE
Basic earnings per common share ("EPS") is computed by dividing net income available for common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items.
Diluted EPS is computed by dividing net income available for common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options, outstanding warrants to purchase common stock and restricted stock awards not yet vested. In accordance with Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Bank's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At June 30, 2009 and 2008, there were 339,117 and 405,562 ESOP shares, respectively, that had not been allocated.

The following table is in thousands, except for share and per share data:

                               Three Months Ended        Nine Months Ended
                                     June 30,                 June 30,
                                2009        2008         2009        2008
                            ----------------------    -----------------------
Basic EPS computation
  Numerator - net income
   (loss)                   $    1,058  $     (546)   $       27   $    2,655
  Less: Preferred stock
   dividend                        210         - -           437          - -
  Less: Preferred stock
   discount                         79         - -            79          - -
                            ----------  ----------    ----------   ----------
Net income (loss) available
  for common stock          $      769  $     (546)   $     (489)  $    2,655
                            ==========  ==========    ==========   ==========

Denominator - weighted
  average common shares
  outstanding                6,645,229   6,446,303     6,609,915    6,467,874
                            ----------  ----------    ----------   ----------

Basic EPS                      $  0.12     $ (0.08)      $ (0.07)     $  0.41

Diluted EPS computation
  Numerator - net income
  (loss)                    $    1,058  $     (546)   $       27   $    2,655
  Less: Preferred stock
   dividend                        210         - -           437          - -
  Less: Preferred stock
   discount                         79         - -            79          - -
                            ----------  ----------    ----------   ----------
Net income (loss) available
  for common stock          $      769  $     (546)   $     (489)  $    2,655
                            ==========  ==========    ==========   ==========
Denominator - weighted
 average common shares
 outstanding                 6,645,229   6,446,303     6,609,915    6,467,874
Effect of dilutive stock
 options (1) (2)                   - -      78,515           - -      119,246
Effect of dilutive stock
 warrants (3) (4)                  - -         - -           - -          - -
Effect of dilutive
 restricted shares                 - -         - -           - -          - -
                            ----------  ----------    ----------   ----------
Weighted average common
 shares and common stock
 equivalents                 6,645,229   6,524,818     6,609,915    6,587,120
                            ----------  ----------    ----------   ----------

Diluted EPS                    $  0.12     $ (0.08)      $ (0.07)      $ 0.40

-------------------
(1) For the three and nine months ended June 30, 2009, options to purchase 168,864 and 179,577 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the options' exercise prices were greater than the average market price of the common stock and, therefore, their effect would have been anti-dilutive. For the three and nine months ended June 30, 2008, options to purchase 49,546 and 16,515 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the options' exercise prices were greater than the average market price of the common stock and, therefore, their effect would have been anti-dilutive.
(2) For the nine months ended June 30, 2009, the effect of dilutive stock options was computed to be 1,738 shares. However, the dilutive effect of these stock options has been excluded from the diluted EPS computation for the nine months ended June 30, 2009 because the Company reported a net loss available for common shareholders for the period and, therefore, their effect would have been anti-dilutive.
(3) For the three and nine months ended June 30, 2009, warrants to purchase 370,899 and 247,266 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the warrant's exercise prices were greater than the average market price of the common stock and, therefore, their effect would have been anti-dilutive. There were no warrants to purchase shares of common stock excluded from the computation of dilutive earnings per share for the three and nine months ended June 30, 2008.
(4) For the nine months ended June 30, 2009, the effect of dilutive stock warrants was computed to be 724 shares. However, the dilutive effect of these stock warrants has been excluded from the diluted EPS computation for the nine months ended June 30, 2009 because the Company reported a net loss available for common shareholders for the period and, therefore, their effect would have been anti-dilutive.


(8) STOCK BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share Based Payment, which requires measurement of the compensation cost for all stock-based awards based on the grant-date fair value and recognition of compensation cost over the service period of stock-based awards. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the

Company's valuation methodology previously utilized for options in footnote disclosures required under SFAS No. 123. The Company has adopted SFAS No. 123(R) using the modified prospective method, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition, for both new and existing stock-based awards.


(9) STOCK COMPENSATION PLANS
Stock Option Plans
------------------
Under the Company's stock option plans (i.e., the 1999 Stock Option Plan and the 2003 Stock Option Plan), the Company may grant options for up to a combined total of 1,622,500 shares of common stock to employees, officers and directors. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company's common stock on the date of grant. Generally, options vest in 10% annual installments on each of the ten anniversaries from the date of the grant. However, if the Company meets three of four established performance criteria the vesting is accelerated to 20% for that year. These four performance criteria are: (i) generating a return on assets which exceeds that of the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; (ii) generating an efficiency ratio which is less than that of the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; (iii) generating a net interest margin which exceeds the median of all thrifts in the 12th FHLB District having assets within $250 million of the Company; and
(iv) increasing the Company's earnings per share over the prior fiscal year. At June 30, 2009, options for 275,738 shares are available for future grant under the 2003 Stock Option Plan.

Following is activity under the plans:

                                                     Nine Months Ended
                                                        June 30, 2009
                                                 Total Options Outstanding
                                                 -------------------------
                                                                   Weighted
                                                        Weighted   Average
                                                        Average    Grant Date
                                                        Exercise   Fair
                                              Shares    Price      Value
                                              ------    --------   ----------
Options outstanding, beginning of period      273,820    $ 8.07      $1.99
Exercised                                      57,699      6.00       1.63
Forfeited                                      47,257      6.00       1.63
Granted                                            --        --         --
                                              -------
Options outstanding, end of period            168,864    $ 9.35      $2.21

Options exercisable, end of period            168,864    $ 9.35      $2.21

There was no aggregate intrinsic value of all options outstanding at June 30, 2009, as the exercise price of all options outstanding was greater than the stock's current market value. The aggregate intrinsic value of all options outstanding at June 30, 2008 was $395,000. The aggregate intrinsic value of all options that were exercisable at June 30, 2008 was $395,000.

At June 30, 2009, there were no unvested options.

There were 5,668 options that vested during the nine months ended June 30, 2009 with an aggregate grant date fair value of $13,000. There were 12,336 options that vested during the nine months ended June 30, 2008 with an aggregate grant date fair value of $28,000.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:
                                                            Nine Months Ended
                                                                 June 30,
                                                                 --------
                                                              (In thousands)
                                                             2009       2008
                                                             ----       ----
Proceeds from options exercised                              $346       $445
Related tax benefit recognized                                 46         15
Intrinsic value of options exercised                           56        451

Options outstanding at June 30, 2009 were as follows:

                       Outstanding                      Exercisable
               -----------------------------   -------------------------------
                                 Weighted                         Weighted
                       Weighted  Average                Weighted  Average
Range                  Average   Remaining              Average   Remaining
Exercise               Exercise  Contractual            Exercise  Contractual
Prices         Shares  Price     Life (Years)  Shares   Price     Life (Years)
------------   ------  -------   -----------   ------   -------   -----------

$ 6.80-7.45    56,638   $ 7.45        1.9      56,638    $ 7.45       1.9
  7.85-7.98     6,000     7.91        2.9       6,000      7.91       2.9
  9.52         56,680     9.52        3.7      56,680      9.52       3.7
  11.46-11.63  49,546    11.51        4.5      49,546     11.51       4.5
              -------                         -------
              168,864   $ 9.35        3.3     168,864    $ 9.35       3.3

There were no options granted during the nine months ended June 30, 2009 and June 30, 2008.


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

The MRDP allows for the issuance to participants of up to 529,000 shares of the Company's common stock. Shares may be purchased in the open market or may be issued from authorized and unissued shares. Awards under the MRDP are made in the form of restricted shares of common stock that are subject to restrictions on the transfer of ownership. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participants is recognized over a five-year vesting period, with 20% vesting on each of the five anniversaries from the date of the grant. During the nine months ended June 30, 2009, the Company awarded 19,758 MRDP shares to officers and directors. These shares had a weighted average grant date fair value of $7.01 per share. During the nine months ended June 30, 2008 the Company awarded 20,315 MRDP shares to officers and directors. These shares had a weighted average grant date fair value of $12.76 per share.

At June 30, 2009, there were a total of 52,258 unvested MRDP shares with an aggregated grant date fair value of $620,000. There were 7,079 MRDP shares that vested during the nine months ended June 30, 2009 with an aggregated grant date fair value of $104,000. There were 3,016 MRDP shares that vested during the nine months ended June 30, 2008 with an aggregated grant date fair value of $53,000. At June 30, 2009, there were no shares available for future awards under the MRDP.

Expenses for Stock Compensation Plans
-------------------------------------
Compensation expenses for all stock-based plans were as follows:

                                                Nine Months Ended June 30,
                                                  2009             2008
                                                  ---------------------
                                                      (In thousands)
                                            Stock     Stock    Stock     Stock
                                           Options   Grants   Options   Grants
                                           -------   ------   -------   ------
Compensation expense recognized in income    $ 2      $ 159     $ 4      $ 93
Related tax benefit recognized                --         34       1        32

The compensation expense yet to be recognized for stock based awards that have been awarded but not vested for the years ending September 30 is as follows (in thousands):
                                           Stock       Stock      Total
                                          Options      Grants     Awards
                                          -------      ------     ------
Remainder of 2009                          $  --        $ 43       $ 43
2010                                          --         171        171
2011                                          --         165        165
2012                                          --         112        112
2013                                          --          38         38
2014                                          --           2          2
                                           -----        ----       ----
Total                                      $  --        $531       $531


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

The Company is no longer subject to United States federal income tax examination by tax authorities for years ended on or before September 30, 2004.

The components of the provision (benefit) for federal income taxes for the nine months ended June 30, 2009 and 2008 are as follows (in thousands):

                                      Nine Months Ended June 30,
                                         2009          2008
                                        ------        ------

Current                                 $  954       $ 3,255
Deferred                                (1,263)        1,037
                                        ------       -------

    Total federal income taxes         ($  309)      $ 2,218

The components of the Company's prepaid federal income taxes and net deferred tax assets included in other assets as of June 30, 2009 and September 30, 2008 are as follows (in thousands):

                                            At June 30,      At September 30,
                                               2009                2008
                                              ------              ------

Prepaid federal income taxes                  $  627              $  525
Net deferred tax assets                        3,603               1,945
                                              ------              ------

    Total                                     $4,230              $2,470

The components of the Company's deferred tax assets and liabilities at June 30, 2009 and September 30, 2008 are as follows (in thousands):

                                            At June 30,      At September 30,
                                               2009                2008
                                              ------              ------
Deferred tax assets
  Accrued interest on loans                    $ 37                $  5
  Accrued vacation                              150                 115
  Deferred compensation                          35                  54
  Unearned ESOP shares                          454                 450
  Allowance for loan losses                   4,434               2,822
  CDI                                           243                 226
  Unearned MRDP shares                          105                  61
  Net unrealized securities losses              643                 248
  Capital loss carry-forward                    928                 928
  Reserve for deposit overdrafts                  3                 - -
  Stock option compensation expense              22                  21
                                             ------              ------
  Total deferred tax assets                   7,054               4,930

Deferred tax liabilities
  FHLB stock dividends                          906                 906
  Depreciation                                  299                 262
  Goodwill                                      626                 527
  Certificate of deposit valuation               20                  21
  Mortgage servicing rights                     828                 457
  Prepaid expenses                               82                 122
                                             ------              ------
  Total deferred tax liabilities              2,761               2,295

  Valuation allowance for capital loss on
   sale of securities                          (690)               (690)
                                             ------              ------
  Net deferred tax assets                    $3,603              $1,945

The provision (benefit) for federal income taxes for the nine months ended June 30, 2009 and 2008 differs from that computed at the statutory corporate tax rate as follows (in thousands):

                                              Nine Months Ended June 30,
                                               2009               2008
                                         Amount   Percent   Amount    Percent
                                         ------   -------   ------    -------

Taxes at statutory rate                 ($  97)   (35.0%)   $1,705     35.0%
Non-taxable BOLI income                   (175)   (62.9%)     (126)    (2.6%)
Non-deductible capital loss                                    729     15.0%
Other - net                                (37)   (13.3%)      (90)    (1.9%)

   Federal income taxes (benefit)        ($309)  (111.2%)   $2,218     45.5%


(11) FAIR VALUE MEASUREMENTS

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

    Cash and Due from Financial Institutions, Interest-Bearing Deposits in
    ----------------------------------------------------------------------
    Banks, and Federal Funds Sold
    -----------------------------
    The recorded amount is a reasonable estimate of fair value.

    Investments and Mortgage-Backed Securities
    ------------------------------------------
    The fair value of investments and mortgage-backed securities has been based on quoted market prices, dealer quotes, or discounted cash flows.

    Federal Home Loan Bank Stock
    ----------------------------
    The recorded value of stock holdings approximates fair value.

    Loans Receivable and Loans Held for Sale
    ----------------------------------------
    Fair value of loans at June 30, 2009 is estimated based on comparable market statistics. Loan portfolio sales reported by the FDIC for the period January 1, 2007 through June 30, 2009 were used as the basis for comparable market statistics. Fair value of loans at September 30, 2008 was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities. Prepayments are based on the historical experience of the Bank. The fair value calculation of loans at September 30, 2008 was prior to the Company's partial adoption of SFAS No. 157, Fair Value Measurements.

    The effect of changing the fair value calculation method for loans receivable and loans held for sale as a result of partially adopting SFAS No. 157, Fair Value Measurements on October 1, 2008 is shown in the following table (in thousands):

                                                                June 30, 2009
                                                                -------------
    Estimated fair value using methodology in place prior
     to the partial adoption of SFAS 157                          $ 544,766
    Change in estimated fair value due to partial adoption
     of SFAS 157                                                   (170,154)
                                                                  ---------
    Estimated fair value                                          $ 374,612

    Deposits
    --------
    The fair value of deposits with no stated maturity date is included at the amount payable on demand. The fair value of fixed maturity certificates of deposit is estimated by discounting future cash flows using the rates currently offered by the Bank for deposits of similar remaining maturities.

    Federal Home Loan Bank Advances
    -------------------------------
    The fair value of borrowed funds is estimated by discounting the future cash flows of the borrowings at a rate which approximates the current offering rate of the borrowings with a comparable remaining life.

    Other Borrowings: Repurchase Agreements
    ---------------------------------------
    The recorded value of repurchase agreements approximates fair value.

    Accrued Interest
    ----------------
    The recorded amounts of accrued interest approximate fair value.

    Mortgage Servicing Rights ("MSRs")
    ---------------------------------
    The fair value of the mortgage servicing rights was determined using a model, which incorporates the expected life of the loans, estimated cost to service the loans, servicing fees received and other factors. The Company calculates MSRs fair value by stratifying MSRs based on the predominant risk characteristics that include the underlying loan's interest rate, cash flows of the loan, origination date and term.

    Off-Balance-Sheet Instruments
    -----------------------------
    The fair value of commitments to extend credit was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the customers. Since the majority of the Company's off-balance-sheet instruments consist of variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

The estimated fair value of financial instruments were as follows (in thousands):
                                      June 30, 2009       September 30, 2008
                                   --------------------   -------------------
                                              Estimated             Estimated
                                   Recorded        Fair   Recorded       Fair
                                     Amount       Value     Amount      Value

Financial Assets
  Cash and due from financial
   institutions and interest-
   bearing deposits in banks       $ 43,971   $ 43,971    $ 17,444   $ 17,444
  Federal funds sold                    - -        - -      25,430     25,430
  Investments and mortgage-backed
   securities                        24,452     20,394      31,331     29,072
  FHLB stock                          5,705      5,705       5,705      5,705
  Loans receivable and loans held
   for sale (1)                     544,766    374,612     557,687    550,329
  Accrued interest receivable         2,918      2,918       2,870      2,870
  Mortgage servicing rights           2,366      2,366       1,306      1,818

Financial Liabilities
  Deposits                         $487,419   $489,466    $498,572   $498,806
  FHLB advances - short term            - -        - -         - -        - -
  FHLB advances - long term          95,000     96,313     104,628    105,958
  Other borrowings: repurchase
   agreements                           666       666          758        758
  Accrued interest payable            1,092     1,092        1,135      1,135

-----------
(1) For additional information see major assumptions for "Loans Receivable and Loans Held for Sale" above the estimated fair value of financial instruments table.

SFAS No. 157 defines fair value and establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles ("GAAP"). Fair value is the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 identifies three levels of inputs that may be used to measure fair value:

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

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at June 30, 2009 (in thousands):

                                                                  Nine Months
                                                                        Ended
                                                                      June 30,
                                   Fair Value at June 30, 2009           2009
                                 Level 1     Level 2    Level 3  Total Losses
                                 -------     -------    -------  ------------
Available for Sale Securities
-----------------------------
Mutual Funds                      $ 954      $   - -    $   - -     $ - -
Mortgage-backed securities          - -       12,944        - -       124
                                  -----      -------    -------     -----
Total                             $ 954      $12,944    $   - -     $ 124

The following table summarizes the balance of assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2009, and the total losses resulting from these fair value adjustments for the nine months ended June 30, 2009 (in thousands):

                                                                  Nine Months
                                                                        Ended
                                                                      June 30,
                                   Fair Value at June 30, 2009           2009
                                 Level 1     Level 2    Level 3  Total Losses
                                 -------     -------    -------  ------------
Impaired Loans (1)                $ - -       $ - -     $10,695     $2,975
Mortgage-backed securities -
 HTM (2)                            - -         175         - -      2,164
                                  -----       -----     -------     ------
Total                             $ - -       $ 175     $10,695     $5,139

---------------------
(1) The loss represents charge offs on collateral dependent loans for fair value adjustments based on the fair value of the collateral. A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.
(2) The loss represents OTTI charges on held-to-maturity mortgage-backed securities.

(12) DIVIDEND / SUBSEQUENT EVENT

On July 31, 2009, the Company announced a quarterly cash dividend of $0.06 per common share, payable August 28, 2009, to shareholders of record as of the
close of business on August 14, 2009.   There were no other subsequent events
requiring disclosure as of the filing date of August 10, 2009.


(13) RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This Statement expands other accounting pronouncements that require or permit fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position ("FSP") No. FAS 157-2 ("FSP 157-2"), which delays the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities, to fiscal years beginning after November 15, 2008, and interim periods within those years. The delay is intended to allow additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. The Company has elected to apply the deferral provisions in FSP 157-2 and therefore only partially adopted the provisions of SFAS 157 on October 1, 2008. The Company's partial adoption of SFAS 157 on October 1, 2008 did not have a material impact on the Company's consolidated financial statements. See Footnote 11, "Fair Value Measurements," for further information. The Company has not adopted the provisions of SFAS 157 with respect to certain nonfinancial assets, such as other real estate owned. The Company will more fully adopt SFAS 157 with respect to these items effective October 1, 2009. The Company does not believe that the adoption of the additional provisions of SFAS 157 will have a material impact on its consolidated financial statements, but will result in additional disclosures related to the fair value of nonfinancial assets.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of this FSP is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ("FAS 115-2") This FSP amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTIs on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTIs of equity securities. FAS 115-2 provides for the bifurcation of OTTIs into (i) amounts related to credit losses, which are recognized through earnings, and (ii) amounts related to all other factors which are recognized as a component of other comprehensive income. The Company adopted FAS 115-2 as of January 1, 2009. As a result of adopting FAS 115-2, the Company recorded $397,000 in impairments not related to credit losses through other comprehensive income rather than through earnings for the six months ended June 30, 2009.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FAS 107-1"). This FSP is designed to enhance consistency in financial reporting by increasing the frequency of fair value disclosures. The Company adopted the provisions of FAS 107-1 as of June 30, 2009 and it did not have a material impact on the Company's Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. The objective of SFAS No. 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the Statement defines: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 as of June 30, 2009 did not have a material impact on the Company's condensed consolidated financial statements.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three and nine months ended June 30, 2009. This analysis as well as other sections of this report contains certain "forward-looking statements."

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


Overview

Timberland Bancorp, Inc., a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank, SSB upon the Bank's conversion from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank ("Conversion"). The Conversion was completed on January 12, 1998 through the sale and issuance of 13,225,000 shares of common stock by the Company. At June 30, 2009, the Company had total assets of $675.49 million and total shareholders' equity of $88.76 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank.

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

The Bank is a community-oriented bank which offers a variety of deposit and loan products to its customers. The Bank operates 22 branches (including its main office in Hoquiam) in the following market areas in the state of Washington:

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

While the Company believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to significantly increase or decrease its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed elsewhere in this document. Although management believes the levels of the allowance as of both June 30, 2009 and September 30, 2008 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, results of examinations by the Company's or the Bank's regulators or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company's financial condition and results of operations.

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

OTTIs (Other-Than-Temporary Impairments) in the Market Value of Investment Securities. Unrealized investment securities losses on available for sale and held to maturity securities are evaluated at least quarterly to determine whether declines in value should be considered "other than temporary" and therefore be subject to immediate loss recognition through earnings for the portion related to credit losses. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the recorded value primarily as a result of changes in interest rates, when there has not been significant deterioration in the financial condition of the issuer, and the Company has the intent and the ability to hold the security for a sufficient time to recover the recorded value. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the recorded value primarily as a result of current market conditions and not a result of deterioration in the financial condition of the issuer or the underlying collateral (in the case of mutual funds) and the Company has the intent and the ability to hold the security for a sufficient time to recover the recorded value. Other factors that may be considered in determining whether a decline in the value of either a debt or equity security is "other than temporary" include ratings by recognized rating agencies; capital strength and near-term prospects of the issuer, and recommendation of investment advisors or market analysts. Therefore, continued deterioration of current market conditions could result in additional impairment losses recognized within the Company's investment portfolio.


Comparison of Financial Condition at June 30, 2009 and September 30, 2008

The Company's total assets decreased by $6.39 million, or 0.9%, to $675.49 million at June 30, 2009 from $681.88 million at September 30, 2008. The decrease was primarily attributable to a decrease in net loans receivable and investment securities, which were partially offset by increases in OREO, premises and equipment, cash equivalents and MSRs.

Net loans receivable decreased by $11.92 million, or 2.1%, to $545.77 million at June 30, 2009 from $557.69 million at September 30, 2008 primarily as a result of a decrease in construction and land development loan balances, home equity loan balances, commercial business loan balances and an increase in the allowance for loan losses.

Total deposits decreased by $11.15 million, or 2.2%, to $487.42 million at June 30, 2009 from $498.57 million at September 30, 2008, primarily as a result of a decrease in brokered certificate of deposit account balances and money market account balances. These decreases were partially offset by increases in N.O.W. checking account balances and non-brokered certificate of deposit account balances.

Shareholders' equity increased by $13.91 million, or 18.6%, to $88.76 million at June 30, 2009 from $74.84 million at September 30, 2008. The increase in shareholders' equity was primarily a result of the sale of $16.64 million in senior preferred stock to the U.S. Treasury Department as part of the Treasury's Capital Purchase Program.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash Equivalents: Cash equivalents increased by $1.10 million, or 2.6%, to $43.97 million at June 30, 2009 from $42.87 million at September 30, 2008, primarily as a result of an increase in interest bearing deposits in banks. The increase in interest bearing deposits in banks was partially offset by a decrease in federal funds sold.

Investment Securities and Mortgage-backed Securities: Investment and mortgage-backed securities decreased by $7.24 million, or 23.1%, to $24.09 million at June 30, 2009 from $31.33 million at September 30, 2008. The decrease was primarily as a result of regular amortization and prepayments on mortgage-backed securities, a $3.04 million OTTI charge recorded on private label mortgage-backed securities and a $372,000 decrease in market value on available for sale securities adjusted through the other comprehensive loss equity account. The securities on which the OTTI charges were recognized were acquired from the in-kind redemption of the Bank's investment in the AMF family of mutual funds in June 2008.

At June 30, 2009, the Company's securities' portfolio was comprised of mortgage-backed securities of $23.11 million (of which $10.20 million were classified as held to maturity), mutual funds of $954,000 and U.S. agency securities of $27,000. For additional information, see Note 3 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Loans: Net loans receivable decreased by $11.92 million, or 2.1% to $545.77 million at June 30, 2009 from $557.69 million at September 30, 2008. The decrease in the portfolio was primarily a result of a $30.42 million decrease in construction loans (net of undisbursed portion of construction loans in process), a $7.27 million decrease in consumer loans, a $5.82 million decrease in commercial business loans, a $1.96 million decrease in one- to four-family loans (including loans held for sale) and a $4.39 million increase in the
allowance for loan losses.   These decreases to net loans receivable were
partially offset by a $32.72 million increase in commercial real estate loans and a $5.04 million increase in land loans. The decrease in construction loans was primarily the result of a $14.88 million decrease in multi-family and condominium construction loans, a $12.80 million decrease in custom and owner / builder construction loans, an $11.56 million decrease in one- to four-family speculative construction loans, and a $7.54 million decrease in land development loans; which were partially offset by a $2.44 million increase in commercial real estate construction loans.

Loan originations increased to $236.99 million for the nine months ended June 30, 2009 from $204.60 million for the nine months ended June 30, 2008. The increase in loan volume was primarily a result of increased demand to refinance one- to four-family mortgage loans at historically low interest rates. The Bank continued to sell longer-term fixed rate loans for asset liability management purposes and to generate non-interest income. The Bank sold fixed rate one- to four-family mortgage loans totaling $140.88 million for the nine months ended June 30, 2009 compared to $35.31 million for the nine months ended June 30, 2008.

For additional information, see Note 5 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Premises and Equipment: Premises and equipment increased by $1.29 million, or 7.6%, to $18.17 million at June 30, 2009 from $16.88 million at September 30, 2008. The increase was primarily a result of capitalized construction costs on the Bank's new branch facility in Lewis County, which opened in May 2009.

Goodwill and Core Deposit Intangible: The value of goodwill at $5.65 million at June 30, 2009 remained unchanged from September 30, 2008. The amortized value of the core deposit intangible decreased to $809,000 at June 30, 2009 from $972,000 at September 30, 2008. The $163,000 decrease is attributable to scheduled amortization of the CDI.

Deposits: Deposits decreased by $11.15 million, or 2.2%, to $487.42 million at June 30, 2009 from $498.57 million at September 30, 2008. The decrease was primarily a result of a $25.96 million decrease in brokered certificate of deposit account balances, an $8.39 million decrease in money market account balances and a $1.80 million decrease in non-interest bearing account balances. These decreases were partially offset by an $11.72 million increase in N.O.W. checking account balances and a $13.37 million increase in non-brokered certificate of deposit account balances. For additional information, see the section entitled "Deposit Breakdown" included herein.

FHLB Advances and Other Borrowings: FHLB advances and other borrowings decreased by $9.72 million, or 9.2%, to $95.66 million at June 30, 2009 from $105.39 million at September 30, 2008 as the Bank used a portion of its liquid assets to repay maturing FHLB advances. For additional information, see "FHLB Advance Maturity Schedule" included herein.

Shareholders' Equity: Total shareholders' equity increased by $13.91 million, or 18.6%, to $88.76 million at June 30, 2009 from $74.84 million at September 30, 2008. The increase was primarily a result of the sale of $16.64 million in senior preferred stock to the U.S. Treasury Department as part of the Treasury's Capital Purchase Program. As part of the transaction, the Company also issued warrants to the Treasury to purchase up to $2.5 million in common stock. The transaction is part of the Treasury's program to encourage qualified financial institutions to build capital to increase the flow of financing to businesses and consumers and to support the U.S. economy.

Also impacting shareholders' equity during the nine months ended June 30, 2009 was the payment of $2.64 million in cash dividends on common and preferred stock and an $823,000 increase in the accumulated other comprehensive loss equity category.

The Company did not repurchase any shares of its common stock during the nine months ended June 30, 2009. As part of the Company's participation in the Treasury's Capital Purchase Program, the existing share repurchase plan announced on February 25, 2008 was suspended indefinitely. For additional information, see Item 2 of Part II of this Form 10-Q.

Non-performing Assets: Non-performing assets consist of non-accrual loans, non-accrual investment securities, and OREO and other repossessed assets. At June 30, 2009, three loans totaling $830,000 were 90 days or more past due and still accruing interest. At September 30, 2008, no loans were 90 days or more past due and still accruing interest. Non-performing assets to total assets increased to 4.88% at June 30, 2009 from 1.83% at September 30, 2008, as non-accrual loans increased by $13.12 million to $25.11 million at June 30, 2009 from $11.99 million at September 30, 2008, OREO and other repossessed assets increased by $7.19 million to $7.70 million at June 30, 2009 from $511,000 at September 30, 2008 and non-accrual investment securities increased by $175,000.

Total non-accrual loans of $25.11 million at June 30, 2009 were comprised of 46 loans and 38 credit relationships. Included in these non-accrual loans were:

    * Five land development loans totaling $5.88 million (of which the largest had a balance of $2.12 million)
    * Two condominium construction loans totaling $5.68 million (of which the largest had a balance of $4.29 million)
    * Eight commercial real estate loans totaling $5.50 million (of which the largest had a balance $1.65 million)
    * 13 land loans totaling $3.38 million (of which the largest had a balance of $986,000)
    * Seven single family home loans totaling $2.32 million (of which the largest had a balance of $995,000)
    * Seven single family speculative loans totaling $2.17 million (of which the largest had a balance of $546,000)
    *   Two commercial business loans totaling $93,000
    *   Two home equity loans totaling $92,000.

The Company had net charge-offs totaling $2.98 million for the nine months ended June 30, 2009. The charge-offs were primarily associated with construction and land development loans. In recognition of a real estate market that reflected lower valuations during the period, net charge-offs consisted of the following:
    *   $1.38 million on land development loans
    *   $1.02 million on single family speculative construction loans
    *   $250,000 on one commercial business loan
    *   $174,000 on loans secured by land
    *   $100,000 on home equity loans
    *   $41,000 on a single family home loan
    *   $13,000 on other consumer loans.

OREO and other repossessed assets totaled $7.70 million at June 30, 2009 and consisted of 27 individual properties representing 11 relationships. The properties consisted of 17 single family homes totaling $4.77 million, one land development project with a balance of $2.26 million and nine land loans totaling $665,000.

For additional information, see Note 5 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Deposit Breakdown
-----------------
The following table sets forth the composition of the Bank's deposit balances.

                                             At                  At
                                        June 30, 2009     September 30, 2008
                                        -------------     ------------------
                                                   (In thousands)

Non-interest bearing                      $ 50,153           $ 51,955
N.O.W. checking                            102,186             90,468
Savings                                     56,303             56,391
Money market accounts                       61,992             70,379
Certificates of deposit under $100         140,924            130,313
Certificates of deposit $100 and over       75,861             73,107
Certificates of deposit - brokered             - -             25,959
                                          --------           --------
Total deposits                            $487,419           $498,572


FHLB Advance Maturity Schedule
------------------------------
The Bank has short- and long-term borrowing lines with the FHLB of Seattle with total credit on the lines equal to 30% of the Bank's total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. FHLB advances consisted of the following:

                                          At June 30,        At September 30,
                                             2009                  2008
                                       Amount    Percent    Amount     Percent
                                       -----------------    ------------------
                                               (Dollars in thousands)

Short-term                            $   - -        --%    $    - -       --%
Long-term                              95,000     100.0      104,628    100.0
                                      -------     -----     --------    -----

Total FHLB advances                   $95,000     100.0%    $104,628    100.0%
                                      =======     =====     ========    =====

The Bank's FHLB borrowings mature at various dates through September 2017 and
bear interest at rates ranging from 3.49% to 4.66%.   The weighted average
interest rate on FHLB borrowings at June 30, 2009 was 4.11%. Principal reduction amounts due for future years ending September 30 are as follows (in thousands):

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


Comparison of Operating Results for the Three and Nine Months Ended June 30, 2009 and 2008

The Company reported net income of $1.06 million for the quarter ended June 30, 2009 compared to a net loss of $(546,000) for the quarter ended June 30, 2008. Diluted earnings per common share increased to $0.12 for the quarter ended June 30, 2009 from a loss of $(0.08) for the quarter ended June 30, 2008. The increase in net income and earnings per diluted common share was primarily attributable to a $3.57 million increase in non-interest income for the quarter ended June 30, 2009 as non-interest income for the quarter ended June 30, 2008 was reduced by a $2.82 million loss on the redemption of mutual
funds.   Partially offsetting the increased non-interest income for the current quarter was a $1.45 million increase in non-interest expense, a $500,000 increase in provision for loan losses and a $308,000 decrease in net interest income.

The Company reported net income of $27,000 for the nine months ended June 30, 2009 compared to net income of $2.66 million for the nine months ended June 30, 2008. However, income available to common shareholders after adjusting for the preferred stock dividend and the preferred stock discount accretion was a loss of $(489,000) for the nine months ended June 30, 2009. Diluted earnings per common share decreased to a loss of $(0.07) for the nine months ended June 30, 2009 from earnings of $0.40 for the nine months ended June 30, 2008. The decrease in net income and earnings per diluted common share was primarily a result of a $5.09 million increase in the provision for loan losses, a $2.38 million increase in non-interest expense, a $2.29 million OTTI charge on investment securities and a $1.02 million decrease in net interest income. These items were partially offset by a $2.80 million increase in non-interest income (excluding OTTI charges and loss on redemption of mutual funds).

A more detailed explanation of the income statement categories is presented below.

Net Income: Earnings for the quarter ended June 30, 2009 increased by $1.60 million, or 293.8%, to $1.06 million from a net loss of $(546,000) for the quarter ended June 30, 2008. Earnings available to common shareholders for the quarter ended June 30, 2009, adjusted for preferred stock dividends of $210,000 and preferred stock discount accretion of $79,000 was $769,000. Earnings per diluted common share increased to $0.12 for the quarter ended June 30, 2009 from a net loss of $(0.08) for the quarter ended June 30, 2008. The $0.20 increase in diluted earnings per common share was primarily a result of a $2.82 million ($2.59 million net of income tax - $0.40 per diluted common share) decrease in loss on redemption of mutual funds and an $870,000 ($574,000 net of income tax - $0.09 per diluted common share) increase in non-interest income (excluding OTTI charges and loss on redemption of mutual funds). These increases to earnings per diluted common share were partially offset by a $1.45 million ($960,000 net of income tax - $0.15 per diluted common share) increase non-interest expense, a $500,000 ($330,000 net of income tax - $0.05 per diluted common share) increase in the provision for loan losses, a $449,000 ($296,000 net of income tax - $0.04 per diluted common share) decrease in net interest income, a $125,000 ($83,000 net of income tax - $0.01 per diluted common share) increase in OTTI charges and a $289,000 ($0.04 per diluted common share) increase in preferred stock dividends and preferred stock discount accretion.

Earnings for the nine months ended June 30, 2009 decreased by $2.63 million, or 99.0%, to net income of $27,000 from net income of $2.66 million for the nine months ended June 30, 2008. Earnings available to common shareholders for the nine months ended June 30, 2009, adjusted for preferred stock dividends of $437,000 and preferred stock discount accretion of $79,000 was a net loss or $(489,000). Earnings per diluted common share decreased to a loss of $(0.07) for the nine months ended June 30, 2009 from earnings of $0.40 for the nine months ended June 30, 2008. The $0.47 decrease in diluted earnings per common share was primarily a result of a $5.09 million ($3.36 million net of income tax - $0.51 per diluted common share) increase in the provision for loan losses, a $2.29 million ($1.51 million net of income tax - $0.23 per diluted common share) increase in OTTI charges, a $2.38 million ($1.57 million net of income tax - $0.24 per diluted common share) increase in non-interest expense, a $1.02 million ($671,000 net of income tax - $0.10 per diluted common share) decrease in net interest income, and a $516,000 ($0.07 per diluted common share) increase in preferred stock dividends and preferred stock discount accretion. These decreases to earnings per diluted common share were partially offset by a $2.82 million ($2.59 million net of income tax - $0.40 per diluted common share) decrease in loss on redemption of mutual funds and a $2.80 million ($1.85 million net of income tax - $0.28 per diluted common share) increase in non-interest income (excluding OTTI charges and loss on redemption of mutual funds).

Net Interest Income:   Net interest income decreased by $308,000, or 4.7%, to
$6.19 million for the quarter ended June 30, 2009 from $6.50 million for the quarter ended June 30, 2008. The decrease in net interest income was primarily attributable to an increase in non-accrual loans and lower overall market interest rates.

Total interest and dividend income decreased by $757,000, or 7.3%, to $9.61 million for the quarter ended June 30, 2009 from $10.37 million for the quarter ended June 30, 2008 as the yield on interest earning assets decreased to 5.99% from 6.75%. Total average interest earning assets increased by $27.09 million to $641.47 million for the quarter ended June 30, 2009 from $614.38 million for quarter ended June 30, 2008. Total interest expense decreased by $449,000, or 11.6%, to $3.42 million for the quarter ended June 30, 2009 from $3.87 million for the quarter ended June 30, 2008 as the average rate paid on interest bearing liabilities decreased to 2.51% for the quarter ended June 30, 2009 from 2.96% for the quarter ended June 30, 2008. Total average interest bearing liabilities increased by $20.19 million to $546.59 million for the quarter ended June 30, 2009 from $526.40 million for the quarter ended June 30, 2008. The net interest margin decreased to 3.86% for the quarter ended June 30, 2009 from 4.23% for the quarter ended June 30, 2008. The margin compression was primarily attributable to the reversal of interest income on loans placed on non-accrual status during the quarter ended June 30, 2009 and lower overall market interest rates. The reversal of interest income on loans placed on non-accrual status during the quarter ended June 30, 2009 reduced the net interest margin by approximately 22 basis points.

Net interest income decreased by $1.02 million or 5.1%, to $19.07 million for the nine months ended June 30, 2009 from $20.09 million for the nine months ended June 30, 2008. The decrease in net interest income was primarily attributable to overall market interest rate decreases, which compressed margins, and the reversal of interest on loans placed on non-accrual status. These decreases were, however, partially offset by a larger interest earning asset base.

Total interest and dividend income decreased by $3.33 million, or 10.2%, to $29.44 million for the nine months ended June 30, 2009 from $32.77 million for the nine months ended June 30, 2008 as the yield on interest earning assets decreased to 6.23% from 7.21%. Total average interest earning assets increased by $24.47 million to $630.42 million for the nine months ended June 30, 2009 from $605.95 million for nine months ended June 30, 2008. Total interest expense decreased by $2.32 million, or 18.3%, to $10.36 million for the nine months ended June 30, 2009 from $12.68 million for the nine months ended June 30, 2008 as the average rate paid on interest bearing liabilities decreased to 2.58% for the nine months ended June 30, 2009 from 3.24% for the nine months ended June 30, 2008. Total average interest bearing liabilities increased by $14.02 million to $536.72 million for the nine months ended June 30, 2009 from $522.70 million for the nine months ended June 30, 2008. The net interest margin decreased to 4.03% for the nine months ended June 30, 2009 from 4.42% for the nine months ended June 30, 2008. The margin compression was primarily attributable to interest rate decreases by the Federal Reserve which reduced the yield on interest earning assets at a faster pace than the Bank was able to reduce its funding costs. The reversal of interest income on loans placed on non-accrual status also contributed to the margin compression and reduced the net interest margin by approximately 17 basis points during the nine months ended June 30, 2009. For additional information, see the section below entitled "Rate Volume Analysis."

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

                            Three months ended         Nine months ended
                              June 30, 2009              June 30, 2009
                        compared to three months    compared to nine months
                           ended June 30, 2008        ended June 30, 2008
                           increase (decrease)        increase (decrease)
                                  due to                    due to
                                  ------                    ------
                         Rate   Volume   Net Change  Rate   Volume  Net Change
                        -----   ------   ----------  ----   ------  ----------
                                           (In thousands)
Interest-earning assets:
Loans receivable (1)    $(613)   $  28     $(585)  $(2,647)  $ (72)  $(2,719)
Investments and
 mortgage-backed
 securities              (107)     194        87         9     448       457
FHLB stock and
 equity securities       (132)    (131)     (263)     (541)   (520)   (1,061)
Federal funds sold        (40)      20       (20)      (50)     (1)      (51)
Interest-bearing
 deposits                 (11)      35        24       (10)     50        40
                        -----    -----     -----   -------   -----   -------
Total net increase
 (decrease) in income
 on interest-earning
 assets                  (903)     146      (757)   (3,239)    (95)   (3,334)
                        -----    -----     -----   -------   -----   -------
Interest-bearing
 liabilities:
 Savings accounts         - -       (4)       (4)      - -      (5)       (5)
 NOW accounts              49       25        74        62      63       125
 Money market
  Accounts                (43)      60        17      (110)     52       (58)
 Certificate accounts    (482)     132      (350)   (1,854)    (39)   (1,893)
 Short-term borrowings    (31)     (30)      (61)     (304)   (303)     (607)
 Long-term borrowings     (66)     (59)     (125)       (3)    124       121
                        -----    -----     -----   -------   -----   -------

Total net increase
 (decrease) in expense
 on interest-bearing
 liabilities             (573)     124      (449)   (2,209)   (108)   (2,317)
                        -----    -----     -----   -------   -----   -------
Net increase (decrease)
 in net interest
 income                 $(330)   $  22     $(308)  $(1,030)  $  13   $(1,017)
                        =====    =====     =====   =======   =====   =======

(1) Excludes interest on loans 90 days or more past due. Includes loans originated for sale.

Provision for Loan Losses: The provision for loan losses increased $500,000, or 100.0%, to $1.00 million for the quarter ended June 30, 2009 from $500,000 for the quarter ended June 30, 2008. The provision for loan losses increased $5.09 million, or 212.1%, to $7.49 million for the nine months ended June 30, 2009 from $2.40 million for the nine months ended June 30, 2008. The increased provisions for the three and nine months ended June 30, 2009 were made primarily as a result of an increase in the level of net charge-offs, an increase in the level of potential principal impairment on non-performing loans, an increase in the level of loans classified as substandard and uncertainties in the housing market in certain market areas of the Pacific Northwest.

The Bank has established a comprehensive methodology for determining the provision for loan losses. On a quarterly basis the Bank performs an analysis that considers pertinent factors underlying the quality of the loan portfolio. The factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses. Management's analysis, however, for the three and nine months ended June 30, 2009, placed greater emphasis on the Bank's construction and land development loan portfolio and the effect of various factors such as geographic and loan type concentrations. The Bank also reviewed the national trend of declining home sales with potential housing market value depreciation. Based on its comprehensive analysis, management deemed the allowance for loan losses of $12.44 million at June 30, 2009 (2.23% of loans receivable and 50% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. The aggregate impairment amount determined at June 30, 2009 was $2.39 million. The allowance for loan losses was $7.08 million (1.26% of loans receivable and 75% of non-performing loans) at June 30, 2008. The Company had net charge-offs of $2.98 million during the nine months ended June 30, 2009 and net charge-offs of $121,000 for the nine months ended June 30, 2008.

Non-accrual and 90 day past due loans increased by $13.95 million to $25.94 million at June 30, 2009 from $11.99 million at September 30, 2008. Non-accrual loans were comprised of 46 loans and 38 credit relationships. Management's evaluation of these 46 loans determined that there was potential principal impairment of $2.39 million on these loans. For additional information, see the section entitled "Non-performing Assets" included herein.

Management believes that the allowance for loan losses as of June 30, 2009 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company's financial condition and results of operations. In addition, the determination of the amount of the Bank's allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their analysis of information available to them at the time of their examination. For additional information, see Note 5 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Non-interest Income: Total non-interest income increased by $3.57 million, or 399.4%, to $2.67 million for the quarter ended June 30, 2009 from a loss of $(893,000) for the quarter ended June 30, 2008. Excluding the $125,000 OTTI charge recorded in the quarter ended June 30, 2009 and the $2.82 million loss on redemption of mutual funds during the quarter ended June 30, 2008, non-interest income increased by $870,000, or 45.1% to $2.80 million for the quarter ended June 30, 2009 from $1.93 million for the quarter ended June 30, 2008. This increase was primarily a result of a $827,000 increase in gain on sale of loans and a $118,000 increase in service charges on deposit accounts. The increased income from loan sales was primarily a result of an increase in the dollar value of residential mortgage loans sold in the secondary market during the quarter ended June 30, 2009. The sale of fixed rate one-to four-family mortgage loans totaled $69.62 million for the quarter ended June 30, 2009 compared to $16.02 million for the quarter ended June 30, 2008. The increase in loan sales was primarily attributable to lower interest rates for 30-year fixed rates loans which increased refinancing activity. The increase in service charge income was primarily a result of implementing an automated overdraft decision-making program in May 2008 and increasing the fees charged for overdrafts. These increases to non-interest income were partially offset by a $169,000 valuation allowance on MSRs recorded during the quarter ended June 30, 2009. The valuation allowance adjusted the recorded value of MSRs to the current market value as determined by a third party valuation company.

Total non-interest income increased by $3.33 million, or 154.3%, to $5.49 million for the nine months ended June 30, 2009 from $2.16 million for the nine months ended June 30, 2008. Excluding the $2.29 million OTTI charge recorded in the nine months ended June 30, 2009 and the $2.28 million loss on redemption of mutual funds during the nine months ended June 30, 2008, non-interest income increased by $2.80 million, or 56.2% to $7.78 million for the nine months ended June 30, 2009 from $4.98 million for the nine months ended June 30, 2008. This increase was primarily a result of a $1.64 million increase in gain on sale of loans, a $932,000 increase in service charges on deposit accounts and a $141,000 increase in BOLI net earnings. The increased income from loan sales was primarily a result of an increase in the dollar value of residential mortgage loans sold in the secondary market during the nine months ended June 30, 2009. The sale of fixed rate one-to four-family mortgage loans totaled $140.88 million for the nine months ended June 30, 2009 compared to $35.31 million for the nine months ended June 30, 2008. The increase in loan sales was primarily attributable to lower interest rates for 30-year fixed rates loans which increased refinancing activity. The increase in service charge income was primarily a result of implementing an automated overdraft decision-making program in May 2008 and increasing the fees charged for overdrafts. The increase in BOLI income was attributable to a $134,000 non-recurring gain associated with transferring a portion of the BOLI portfolio to a new insurance company in March 2009. These increases to non-interest income were partially offset by a $169,000 valuation allowance on MSRs recorded during the nine months ended June 30, 2009. The valuation allowance adjusted the recorded value of MSRs to the current market value as determined by a third party valuation company.


Non-interest Expense: Total non-interest expense increased by $1.45 million, or 29.6%, to $6.37 million for the quarter ended June 30, 2009 from $4.92 million for the quarter ended June 30, 2008. The increase was primarily attributable to a $375,000 increase in FDIC insurance expense (including a special FDIC assessment of $300,000), a $391,000 increase in OREO related expenses, a $200,000 increase in premises and equipment expenses, a $128,000 increase in loan monitoring and foreclosure related expenses (which are included in the other non-interest expense category), and a $107,000 increase in salaries and employee benefits.

Total non-interest expense increased by $2.38 million, or 15.9%, to $17.35 million for the nine months ended June 30, 2009 from $14.98 million for the nine months ended June 30, 2008. The increase was primarily attributable to a $552,000 increase in OREO related expenses, a $535,000 increase in FDIC insurance expense (including a $300,000 special FDIC assessment), a $445,000 increase in premises and equipment expenses, a

$252,000 increase in deposit related expenses (which are included in the other non-interest expense category) and a $210,000 increase in loan monitoring and foreclosure related expenses (which are included in the other non-interest
expense category).   The increases in OREO related expenses and foreclosure
expenses were primarily a result of increased OREO properties held and an increase in foreclosure activity. The increase reflected in premises and equipment expenses was primarily a result of an insurance settlement received in December 2007 and the sale of a building in March 2008 that reduced expenses for the nine months ended June 30, 2008 by a combined $295,000.
Also contributing to the increase in premises and equipment expenses was the opening in May 2009 of a full service branch facility in Lewis County.

Provision (Benefit) for Income Taxes: The provision for income taxes decreased by $299,000 to $435,000 for the quarter ended June 30, 2009 from $734,000 for the quarter ended June 30, 2008. The provision for income taxes for the quarter ended June 30, 2008 was impacted by the $2.82 million loss on the redemption of mutual funds. The redemption of the mutual funds resulted in a capital loss which can only be deducted for tax purposes to the extent that capital gains are realized within a three year carry back period and a five year carry forward period. The Company estimated that it would have $679,000 in capital gains during the allowable tax periods to offset the capital loss. Therefore, $2.14 million of the $2.82 million loss has been
treated as non-deductible for tax purposes.   The Company's effective tax rate
was 29.1% for the quarter ended June 30, 2009 and 32.1% exclusive of the mutual fund redemption loss and associated tax benefit for the quarter ended June 30, 2008. The decrease in the effective tax rate was primarily attributable to an increased percentage of income before taxes that was non-taxable and an increase in tax credit items.

The provision (benefit) for income taxes decreased by $2.52 million to a net benefit of $305,000 for the nine months ended June 30, 2009 from a provision of $2.22 million for the nine months ended June 30, 2008. The decrease was
primarily a result of decreased earnings before taxes.   For additional
information, see Note 10 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

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

An analysis of liquidity should include a review of the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2009. The condensed consolidated statement of cash flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchases of securities, and the net change in loans. Financing activities present the cash flows associated with the Company's deposit accounts, other borrowings and stock related transactions.

The Company's total cash equivalents increased by $1.1 million, or 2.6% to $43.97 million at June 30, 2009 from $42.87 million at September 30, 2008.
The increase in liquid assets was primarily reflected in an increase in interest bearing deposits which was partially offset by a decrease in cash and due from financial institutions and federal funds sold.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2009, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 8.12%. The Bank maintained an uncommitted credit facility with the FHLB of Seattle that provided for immediately available advances up to an aggregate amount equal to 30% of total assets, limited by available collateral, under which $95.00 million was outstanding and $83.10 million was available for additional borrowings at June 30, 2009. The Bank also has a $10.00 million overnight credit line with Pacific Coast Bankers' Bank ("PCBB"). At June 30, 2009, the Bank did not have any outstanding advances on this credit line.

The Bank has also elected to participate in the FDIC's Temporary Liquidity Guaranty Program ("TLGP"). The TLGP includes the Debt Guarantee Program ("DGP") under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions. The unsecured debt must be issued on or after October 14, 2008 and not later than October 31, 2009, and the guarantee is effective through the earlier of the maturity date or December 31, 2012. The DGP coverage limit is equal to 2% of the Bank's liabilities at September 30, 2008. At June 30, 2009, the Bank did not have any senior unsecured debt which was being guaranteed under the DGP.

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

The Bank's primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, land loans, consumer loans, and commercial business loans. At June 30, 2009, the Bank had loan commitments totaling $54.03 million and undisbursed loans in process totaling $29.45 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2009 totaled $180.03 million. Historically, the Bank has been able to retain a significant amount of its non-brokered certificates of deposit as they mature. At June 30, 2009, the Bank had no brokered certificate of deposit accounts.


Capital Resources
-----------------
Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At June 30, 2009, the Bank was in compliance with all applicable capital requirements.

The following table compares the Company's and the Bank's actual capital amounts at June 30, 2009 to its minimum regulatory capital requirements at that date (dollars in thousands):

                                                             To Be Well
                                                             Capitalized
                                          Capital            Under Prompt
                                          Adequacy           Corrective Action
                        Actual            Purposes           Provisions
                        Amount   Ratio    Amount   Ratio     Amount   Ratio
Tier 1 capital
 (to average assets):
  Consolidated         $83,923   12.30%  $27,294   4.00%       N/A      N/A
  Timberland Bank       68,301   10.17    26,869   4.00      $33,587    5.00%

Tier 1 capital (to
 risk-weighted assets):

  Consolidated          83,923   14.94    22,476   4.00        N/A      N/A

  Timberland Bank       68,301   12.21    22,368   4.00       33,552    6.00

Total capital (to
 risk-weighted assets):
  Consolidated          91,014   16.20    44,951   8.00        N/A      N/A
  Timberland Bank       75,358   13.46    44,736   8.00       55,920   10.00

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                           KEY FINANCIAL RATIOS AND DATA
                    (Dollars in thousands, except per share data)

                                      Three Months Ended     Nine Months Ended
                                            June 30,             June 30,
                                        2009       2008       2009      2008
                                        ---------------       --------------
PERFORMANCE RATIOS:
Return (loss) on average assets (1)     0.61%     (0.33%)     0.01%     0.54%
Return (loss) on average equity (1)     4.79%     (2.91%)     0.04%     4.73%
Net interest margin (1)                 3.86%      4.23%      4.03%     4.42%
Efficiency ratio (2)                   71.88%     87.73%     70.64%    67.31%

                                                 At             At         At
                                            June 30,  September 30,   June 30,
                                               2009           2008       2008
                                            ---------------------------------
ASSET QUALITY RATIOS:
Non-performing loans                        $25,113      $11,990      $ 9,391
Non-performing investment securities            175          - -          - -
OREO & other repossessed assets               7,698          511          879
                                            -------      -------      -------
Total non-performing assets                 $32,986      $12,501      $10,270

Non-performing assets to total assets (3)      4.88%        1.83%        1.55%
Allowance for loan losses to
  non-performing loans                           50%          67%          75%
Restructured loans                          $   - -      $   272      $   - -
Past due 90 days and still accruing         $   830      $   - -      $   - -

Book Values:
Book value per share (4)                    $ 10.39      $ 10.74      $ 10.83
Book value per share (5)                    $ 10.76      $ 11.34      $ 11.46
Tangible book value per share (4) (5)       $  9.33      $  9.79      $  9.87
Tangible book value per share (5) (6)       $  9.80      $ 10.34      $ 10.44

----------------
(1)  Annualized
(2) Calculation includes the OTTI charge incurred during the period ended June 30, 2009. Excluding OTTI charges the efficiency ratio was 70.88% for three months ended June 30, 2009 and 64.62% for the nine months ended June 30, 2009.
(3) Non-performing assets include non-accrual loans, non-accrual investment securities, other real estate owned and other repossessed assets
(4)  Calculation includes ESOP shares not committed to be released
(5)  Calculation excludes ESOP shares not committed to be released
(6) Calculation subtracts goodwill and core deposit intangible from the equity component

                                      Three Months Ended     Nine Months Ended
                                            June 30,             June 30,
                                        2009       2008       2009      2008
                                        ---------------       --------------
AVERAGE BALANCE SHEET:
---------------------
Average total loans                   $562,105   $560,515   $565,274  $548,346
Average total interest earning
 assets (1)                            641,468    614,383    630,421   605,949
Average total assets                   688,411    659,998    676,809   652,804
Average total interest bearing
 deposits                              450,974    415,495    438,762   412,904
Average FHLB advances & other
 borrowings                             95,612    110,903     97,954   109,794
Average shareholders' equity            88,433     74,956     85,445    74,901

------------
(1) Includes loans on non-accrual status

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There were no material changes in information concerning market risk from the information provided in the Company's Form 10-K for the fiscal year ended September 30, 2008.


Item 4.  Controls and Procedures
--------------------------------

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2009 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange
     Act) that occurred during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all errors and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
Neither the Company nor the Bank is a party to any material legal proceedings at this time. Further, neither the Company nor the Bank is aware of the threat of any such proceedings. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.



Item 1A.   Risk Factors
Listed below are updates to the risk factors provided in the Company's Annual Report of Form 10-K for the fiscal year ended September 30, 2008 ("2008 Form 10-K"). These updates should be read in conjunction with the 2008 Form 10-K.

Downturns in the real estate markets in our primary market areas could hurt our business and require increased levels of allowance for loan losses.

     Our business activities and credit exposures are primarily concentrated in our local market areas of Grays Harbor, Pierce, Thurston, King, Kitsap and Lewis Counties. Our residential loan portfolio, and our commercial real estate and multi-family loan portfolio and a certain number of our other loans have been affected by the downturn in the residential real estate market. Further declines in the real estate markets in our primary market areas may negatively impact our business. As of June 30, 2009, substantially all of our loan portfolio consisted of loans secured by real estate located in Washington. If real estate values continue to decline, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate may be diminished, and we would be more likely to suffer losses on defaulted loans. Therefore if real estate values continue to decline and as updated appraisals are received, the Bank may have to increase its allowance for loan losses. The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.


Our provision for loan losses have increased significantly and we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

     For the quarter and nine months ended June 30, 2009 we recorded a provision for loan losses of $1.00 million and $7.49 million, respectively, compared to $500,000 and $2.40 million for the comparable periods of fiscal 2008, respectively. We also recorded net loan charge-offs of $609,000 and $2.98 million for the quarter and nine months ended June 30, 2009, respectively, compared to $121,000 for each of the comparable periods in fiscal 2008, respectively. We are experiencing increased loan delinquencies and credit losses this fiscal year. At June 30, 2009 our total non-performing assets had increased to $32.99 million from $12.50 million at September 30, 2008. Further, our portfolio is concentrated in construction and land loans and commercial real estate loans, most of which have a higher risk of loss than residential mortgage loans. If current trends in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses. Moreover, if a prolonged recession occurs we expect that it could severely impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses. As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could adversely affect our financial condition and results of operations, perhaps materially.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could be reduced.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance. Material additions to our allowance could materially decrease our net income. Our allowance for loan losses was 2.23% of total loans, and 50% of non-performing loans at June 30, 2009. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our financial condition and results of operations.


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

Stock Repurchases

The following table sets forth the shares repurchased by the Company during the three months ended June 30, 2009:

                                                 Total No.
                                                 of Shares
                                                Purchased as   Maximum No.
                           Total                 Part of     of Shares that
                          No. of     Average     Publicly      May Yet Be
                          Shares    Price Paid   Announced   Purchased Under
       Period            Purchased   per Share      Plan       the Plan(1)
-----------------------  ---------  ----------  -----------  ---------------
04/01/2009 -
 04/30/2009                  - -         - -          - -        343,468

05/01/2009 -
 05/31/2009                  - -         - -          - -        343,468

06/01/2009 -
 06/30/2009                  - -         - -          - -        343,468

Total                        - -      $  - -          - -        343,468

(1) On February 25, 2008, the Company announced a share repurchase plan authorizing the repurchase of up to 5% of its outstanding shares, or 343,468 shares. As of June 30, 2009 no shares under this plan had been repurchased. As part of the Company's participation in the Treasury's Capital Purchase Program this share repurchase program was suspended indefinitely.


Item 3.   Defaults Upon Senior Securities
-----------------------------------------
None to be reported.


Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------
None to be reported


Item 5.   Other Information
---------------------------
None to be reported.


Item 6.   Exhibits
------------------
     (a)  Exhibits
          3.1  Articles of Incorporation of the Registrant (1)
          3.2 Certificate of Designation relating to the Company's Fixed Rate Cumulative Perpetual Preferred Stock Series A (2)
          3.3  Bylaws of the Registrant (1)
          3.4  Amendment to Bylaws (3)
          4.1 Warrant to purchase shares of Company's common stock dated December 23, 2008 (2)
          4.2 Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated December 23, 2008 between the Company and the United States Department of the Treasury (2)

         10.1  Employee Severance Compensation Plan, as revised (4)
         10.2  Employee Stock Ownership Plan (4)
         10.3  1999 Stock Option Plan (5)
         10.4  Management Recognition and Development Plan (5)
         10.5  2003 Stock Option Plan (6)
         10.6  Form of Incentive Stock Option Agreement (7)
         10.7  Form of Non-qualified Stock Option Agreement (7)
         10.8  Form of Management Recognition and Development Award Agreement
               (7)
         10.9 Employment Agreement between the Company and the Bank and Michael R. Sand (8)
         10.10 Employment Agreement between the Company and the Bank and Dean
               J. Brydon (8)
         10.11 Form of Compensation Modification Agreements (2)
         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act
         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act
         32 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act

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

                                    Timberland Bancorp, Inc.


Date:   August 10, 2009             By: /s/ Michael R. Sand
                                        --------------------------
                                        Michael R. Sand
                                        Chief Executive Officer
                                        (Principal Executive Officer)


Date:   August 10, 2009             By: /s/ Dean J. Brydon
                                        --------------------------
                                        Dean J. Brydon
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                EXHIBIT INDEX

Exhibit No.                  Description of Exhibit

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act