Form 10-K
period 2009-09-30
TIMBERLAND BANCORP INC
filed 2009-12-14
CIK 1046050

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended September 30, 2009             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:   0-23333

                           TIMBERLAND BANCORP, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Washington                               91-1863696
---------------------------------------    -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification
 incorporation or organization)                         Number)

624 Simpson Avenue, Hoquiam, Washington                  98550
---------------------------------------    -----------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:       (360) 533-4747
                                           -----------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share          The Nasdaq Stock Market LLC
---------------------------------------    -----------------------------------
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

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit
and post such files)   YES        NO
                  -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     X
                               -----

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

     Large accelerated filer                 Accelerated filer
                              -----                             -----
     Non-accelerated filer                   Smaller reporting company    X
                              -----                                     -----

     Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Act).  YES         NO   X
                                        -----      -----

     As of November 30, 2009, the Registrant had 7,045,036 shares of Common Stock issued and outstanding. The aggregate market value of the Common Stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the NASDAQ Global Select Market on March 31, 2009, was $36.4 million (7,045,036 shares at $5.16). For purposes of this calculation, Common Stock held by officers and directors of the Registrant and the Timberland Bank Employee Stock Ownership Plan and Trust are considered nonaffiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (Part III).

                           TIMBERLAND BANCORP, INC.
                      2009 ANNUAL REPORT ON FORM 10-K
                              TABLE OF CONTENTS

PART I.                                                                Page
   Item 1. Business

             General..................................................    1
             Recent Developments......................................    1
             Market Area..............................................    2
             Lending Activities.......................................    3
             Investment Activities....................................   22
             Deposit Activities and Other Sources of Funds............   23
             Bank Owned Life Insurance................................   28
             Regulation of the Bank...................................   28
             Regulation of the Company................................   36
             Taxation.................................................   38
             Competition..............................................   39
             Subsidiary Activities....................................   39
             Personnel................................................   39
             Executive Officers of the Registrant.....................   39
   Item 1A. Risk Factors..............................................   40
   Item 1B. Unresolved Staff Comments.................................   50
   Item 2. Properties.................................................   51
   Item 3. Legal Proceedings..........................................   52
   Item 4. Submission of Matters to a Vote of Security Holders........   52
PART II.
   Item 5. Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities..........   53
   Item 6. Selected Financial Data....................................   56
   Item 7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................   58
             General..................................................   58
             Special Note Regarding Forward-Looking Statements........   58
             Critical Accounting Policies and Estimates...............   59
             New Accounting Pronouncements............................   60
             Operating Strategy.......................................   61
             Market Risk and Asset and Liability Management...........   61
             Comparison of Financial Condition at September 30,
             2009 and September 30, 2008..............................   63
             Comparison of Operating Results for Years Ended
             September 30, 2009 and 2008..............................   65
             Comparison of Operating Results for Years Ended
             September 30, 2008 and 2007..............................   68
             Average Balances, Interest and Average Yields/Cost.......   71
             Rate/Volume Analysis.....................................   73
             Liquidity and Capital Resources..........................   73
             Effect of Inflation and Changing Prices..................   75
   Item 7A. Quantitative and Qualitative Disclosures About Market
            Risk......................................................   75
   Item 8. Financial Statements and Supplementary Data................   76
   Item 9. Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure...................................  129
   Item 9A. Controls and Procedures...................................  129
   Item 9B. Other Information.........................................  129

PART III.
   Item 10. Directors, Executive Officers and Corporate Governance
   Item 11. Executive Compensation....................................  129
   Item 12. Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters................  130
   Item 13. Certain Relationships and Related Transactions, and
            Director Independence.....................................  130
   Item 14. Principal Accounting Fees and Services....................  131
PART IV.
   Item 15. Exhibits, Financial Statement Schedules...................  131

                                    PART I

Item 1.  Business

General

     Timberland Bancorp, Inc. ("Company"), a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank, SSB ("Bank") upon the Bank's conversion from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank ("Conversion"). The Conversion was completed on January 12, 1998 through the sale and issuance of 13,225,000 shares of common stock by the Company. At September 30, 2009, the Company had total assets of $701.7 million, total deposits of $505.7 million and total shareholders' equity of $87.2 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

     The Bank was established in 1915 as "Southwest Washington Savings and Loan Association." In 1935, the Bank converted from a state-chartered mutual savings and loan association to a federally chartered mutual savings and loan association, and in 1972, changed its name to "Timberland Federal Savings and Loan Association." In 1990, the Bank converted to a federally chartered mutual savings bank under the name "Timberland Savings Bank, FSB." In 1991, the Bank converted to a Washington-chartered mutual savings bank and changed its name to "Timberland Savings Bank, SSB." On December 29, 2000, the Bank changed its name to "Timberland Bank." The Bank's deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1937. The Bank is regulated by the Washington Department of Financial Institutions, Division of Banks ("Division" or "DFI") and the FDIC.

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

Recent Developments

     In December 2009, the FDIC determined that the Bank required supervisory attention and agreed to terms on a pending Memorandum of Understanding, or MOU, with the Bank. The terms of the MOU restrict the Bank from certain activities, and require that the Bank obtain the prior written approval, or nonobjection, of the FDIC and/or the DFI to engage in certain activities. For additional information regarding the MOU, see "Item 1A, Risk Factors -- Risks Related to Our Business -- We are required to comply with the terms of a pending memorandum of understanding issued by the FDIC and the Division and lack of compliance could result in additional regulatory actions."

Market Area

     The Bank considers Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis Counties, Washington as its primary market areas. The Bank conducts operations from:

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

     *    three branch offices in Lewis County (Winlock, Toledo and Chehalis).

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

     Grays Harbor County has a population of 71,000 according to the U.S. Census Bureau 2008 estimates and a median family income of $54,500 according to 2009 HUD estimates. The economic base in Grays Harbor has been historically dependent on the timber and fishing industries. Other industries that support the economic base are tourism, agriculture, shipping, transportation and technology. According to the Washington State Employment Security Department, the unemployment rate in Grays Harbor County increased to 11.9% at September 30, 2009 from 7.5% at September 30, 2008. The median price of a resale home in Grays Harbor County for the quarter ended September 30, 2009 decreased 13.2% to $134,500 as compared to the quarter one year prior. The number of home sales decreased 29.5% for the quarter ended September 30, 2009 compared the same quarter one year earlier. The Bank has six branches (including its home office) located throughout the county. The recent downturn in Grays Harbor County's economy and the decline in real estate values have had a negative effect on the Bank's profitability in this market area.

     Pierce County is the second most populous county in the state and has a population of 786,000 according to the U.S. Census Bureau 2008 estimates. The county's median family income is $68,100 according to 2009 HUD estimates. The economy in Pierce County is diversified with the presence of military related government employment (Fort Lewis Army Base and McChord Air Force Base), transportation and shipping employment (Port of Tacoma), and aerospace related employment (Boeing). According to the Washington State Employment Security Department, the unemployment rate for the Pierce County area increased to 9.0% at September 30, 2009 from 5.9% at September 30, 2008. The median price of a resale home in Pierce County for the quarter ended September 30, 2009 decreased 9.6% to $230,000 as compared to the quarter one year prior. The number of home sales increased 11.6% for the quarter ended

September 30, 2009 compared the same quarter one year earlier. The Bank has five branches in Pierce County and these branches have historically been responsible for a substantial portion of the Bank's construction lending activities. The recent downturn in Pierce County's economy and the decline in real estate values have had a negative effect on the Bank's profitability in this market area.

     Thurston County has a population of 245,000 according to the U.S. Census Bureau 2008 estimates and a median family income of $70,000 according to 2009 HUD estimates. Thurston County is home of Washington State's capital (Olympia) and its economic base is largely driven by state government related employment. According to the Washington State Employment Security Department, the unemployment rate for the Thurston County area increased to 7.2% at September 30, 2009 from 5.2% at September 30, 2008. The median price of a resale home in Thurston County for the quarter ended September 30, 2009 decreased 3.0% to $243,100 as compared to the same quarter one year earlier. The number of home sales increased 1.5% for the quarter ended September 30, 2009 compared to the same quarter one year earlier. The Bank has five branches in Thurston County. This county has historically had a stable economic base primarily attributable to the state government presence; however the downturn in Thurston County's economy and the decline in real estate values have had a negative effect on the Bank's profitability in this market area.

     Kitsap County has a population of 240,000 according to the U.S. Census Bureau 2008 estimates and a median family income of $70,900 according to 2009 HUD estimates. The Bank has two branches in Kitsap County. The economic base of Kitsap County is largely supported by military related government
employment through the United States Navy.   According to the Washington State
Employment Security Department, the unemployment rate for the Kitsap County area increased to 7.3% at September 30, 2009 from 5.3% at September 30, 2008. The median price of a resale home in Kitsap County for the quarter ended September 30, 2009 decreased 7.4% to $249,900, as compared to the same quarter one year earlier. The number of home sales increased 14.2% for the quarter ended September 30, 2009 compared to the same quarter one year earlier. The recent downturn in Kitsap County's economy and the decline in real estate values have had a negative effect on the Bank's profitability in this market area.

     King County is the most populous county in the state and has a population of 1.9 million according to the U.S. Census Bureau 2008 estimates. The Bank has one branch in King County. The county's median family income is $84,300 according to 2009 HUD estimates. King County's economic base is diversified with many industries including shipping, transportation, aerospace (Boeing), computer technology and biotech industries. According to the Washington State Employment Security Department, the unemployment rate for the King County area increased to 8.8% at September 30, 2009 from 4.6% at September 30, 2008. The median price of a resale home in King County for the quarter ended September 30, 2009 decreased 10.5% to $382,000, as compared to the same quarter one year earlier. The number of home sales increased 14.2% for the quarter ended September 30, 2009 compared to the same quarter one year earlier. The recent downturn in King County's economy and the decline in real estate values have had a negative effect on the Bank's profitability in this market area.

     Lewis County has a population of 74,000 according to the U.S. Census Bureau 2008 estimates and a median family income of $54,000 according to 2009 HUD estimates. The economic base in Lewis County is supported by manufacturing, retail trade, local government and industrial services. According to the Washington State Employment Security Department, the unemployment rate in Lewis County increased to 12.1% at September 30, 2009 from 7.7% at September 30, 2008. The median price of a resale home in Lewis County for the quarter ended September 30, 2009 decreased 6.7% to $163,300, as compared to the same quarter one year earlier. The number of home sales increased 16.7% for the quarter ended September 30, 2009 compared to the same quarter one year earlier. The Bank currently has three branches located in Lewis County after it consolidated its loan production office into a new full service branch in May 2009. The recent downturn in Lewis County's economy and the decline in real estate values have had a negative effect on the Bank's profitability in this market area.

Lending Activities

     General. Historically, the principal lending activity of the Bank has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences, loans secured by commercial real estate and loans for the construction of one- to four-family residences. The Bank's net loans receivable, including loans held for sale, totaled $547.2 million at September 30, 2009, representing 77.9% of consolidated total assets, and at that date construction and land development loans (including undisbursed loans in process), and loans secured by commercial properties were $327.9 million, or 55.1%, of total loans. Construction and land development loans and commercial real estate loans typically have higher rates of return than one- to four-family loans; however, they also present a higher degree of risk. See "- Lending Activities - Construction and Land Development Lending" and "- Lending Activities - Commercial Real Estate Lending."

     The Bank's internal loan policy limits the maximum amount of loans to one borrower to 25% of its Tier 1 capital. At September 30, 2009, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $17.0 million under this policy. At September 30, 2009, the largest amount outstanding to any one borrower and the borrower's related entities was $11.8 million (including $371,000 in undisbursed loans in process balance). These loans represent two condominium construction projects, several one- to four-family speculative construction projects, and commercial real estate holdings. All of the loans are secured by projects located in Grays Harbor County, except for one of the condominium construction projects which is located in Clatsop County, Oregon. These loans were performing according to the required loan repayment terms at September 30, 2009. The next largest amount outstanding to any one borrower and the borrower's related entities was $11.5 million (including $3.6 million in undisbursed loans in process balance.) These loans were secured by commercial buildings being constructed in Pierce County and a land parcel, all of which were performing according to loan repayment terms at September 30, 2009.

     Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan as of the dates indicated.





                                                     At September 30,
                --------------------------------------------------------------------------------------------
                      2009               2008              2007               2006                2005
                ----------------   ----------------   ----------------   ----------------   ----------------
                Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                ------   -------   ------   -------   ------   -------   ------   -------   ------   -------
                                                  (Dollars in thousands)
Mortgage Loans:
 One- to four-
  family(1)....$110,556   18.58%  $112,299   18.35%  $102,434   17.40%  $ 98,709   20.11%  $101,763   23.24%
 Multi-family..  25,638    4.31     25,927    4.24     35,157    5.97     17,689    3.60     20,170    4.61
 Commercial.... 188,205   31.62    146,223   23.90    127,866   21.72    137,609   28.04    124,849   28.51
 Construction
  and land.....
  development   139,728   23.48    186,344   30.46    186,261   31.64    146,855   29.92    112,470   25.68
 Land..........  65,642   11.03     60,701    9.92     60,706   10.30     29,598    6.03     24,981    5.71
               --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
  Total mortgage
   loans....... 529,769   89.02    531,494   86.87    512,424   87.03    430,460   87.70    384,233   87.75

Consumer Loans:
 Home equity
  and second
  mortgage.....  41,746    7.01     48,690    7.96     47,269    8.02     37,435    7.63     32,298    7.38
 Other.........   9,827    1.66     10,635    1.73     10,922    1.86     11,127    2.27      9,330    2.13
               --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
  Total consumer
   loans.......  51,573    8.67     59,325    9.69     58,191    9.88     48,562    9.90     41,628    9.51
Commercial
 business
 loans.........  13,775    2.31     21,018    3.44     18,164    3.09     11,803    2.40     12,013    2.74
               --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
  Total loans.. 595,117  100.00%   611,837  100.00%   588,779  100.00%   490,825  100.00%   437,874  100.00%
               --------  ======   --------  ======   --------  ======   --------  ======   --------  ======

Less:
 Undisbursed
  portion of
  construction
  loans in
  process...... (31,298)           (43,353)           (65,673)           (59,260)           (42,771)
 Deferred loan
  origination
  fees.........  (2,439)            (2,747)            (2,968)            (2,798)            (2,895)
 Allowance for
  loan losses.. (14,172)            (8,050)            (4,797)            (4,122)            (4,099)
               --------           --------           --------           --------           --------
Total loans
 receivable,
 net...........$547,208           $557,687           $515,341           $424,645           $388,109
               ========           ========           ========           ========           ========

-----------
(1) Includes loans held-for-sale.




    Residential One- to Four-Family Lending. At September 30, 2009, $110.6 million, or 18.6%, of the Bank's loan portfolio consisted of loans secured by one- to four-family residences. The Bank originates both fixed-rate loans and adjustable-rate loans.

    Generally, one-to-four family fixed-rate loans and five and seven year balloon reset loans (which are loans that are originated with a fixed interest rate for the initial five or seven years, and thereafter incur one interest rate change in which the new rate remains in effect for the remainder of the loan term) are originated to meet the requirements for sale in the secondary market to the FHLMC. From time to time, however, a portion of these fixed-rate loans, which include five and seven year balloon reset loans, may be retained in the loan portfolio to meet the Bank's asset/liability management objectives. The Bank periodically retains some fixed rate loans including five and seven year balloon reset loans in its loan portfolio and classifies them as held-to-maturity. The Bank uses an automated underwriting program, which preliminarily qualifies a loan as conforming to FHLMC underwriting standards when the loan is originated. At September 30, 2009, $55.9 million, or 50.6%, of the Bank's one- to four-family loan portfolio consisted of fixed-rate mortgage loans.

    The Bank also offers adjustable-rate mortgage ("ARM") loans. All of the Bank's ARM loans are retained in its loan portfolio and not sold. The Bank offers several ARM products which adjust annually after an initial period ranging from one to five years subject to a limitation on the annual increase of 2% and an overall limitation of 6%. These ARM products are priced utilizing the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.875% to 4.00%. Loans tied to the prime rate or to LIBOR indices typically do not have periodic, or lifetime adjustment limits. Loans tied to these indices normally have margins ranging up to 3.5%. ARM loans held in the Bank's portfolio do not permit negative amortization of principal. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.
The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At September 30, 2009, $54.7 million, or 49.4%, of the Bank's one- to four- family loan portfolio consisted of ARM loans.

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

    The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or the purchase price. However, the Bank usually obtains private mortgage insurance ("PMI") on the portion of the principal amount that exceeds 80% of the appraised value of the security property. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is generally 80% (90% for loans originated for sale in the secondary market to the FHLMC). At September 30, 2009 seven single family loans totaling $1.34 million were not performing according to their terms. See "- Lending Activities - Non-performing Assets and Delinquencies."

    Construction and Land Development Lending. Prompted by unfavorable economic conditions in its primary market area in the 1980s, the Bank sought to establish a market niche and, as a result, began originating construction loans outside of Grays Harbor County. In recent periods, construction lending activities have been primarily in the Pierce, King, Thurston, Grays Harbor, and Kitsap County markets.

    The Bank currently originates three types of residential construction loans: (i) custom construction loans, (ii) owner/builder construction loans and (iii) speculative construction loans (on a very limited basis). The Bank believes that its computer tracking system has enabled it to establish processing and disbursement procedures to meet the needs of these borrowers. The Bank also originates construction loans for the development of multi-family and commercial properties.

    At September 30, 2009 and 2008, the composition of the Bank's construction and land development loan portfolio was as follows:

                                             At September 30,
                            ------------------------------------------------
                                      2009                     2008
                            -----------------------  -----------------------
                            Outstanding  Percent of  Outstanding  Percent of
                              Balance       Total      Balance       Total
                            -----------  ----------  -----------  ----------
                                              (In thousands)
Custom and owner/builder
 construction..............  $ 35,414      25.34%      $ 47,168     25.31%
Speculative construction...    16,959      12.14         30,895     16.58
Multi-family (including
 condominium)..............    18,800      13.46         40,509     21.74
Land development...........    19,158      13.71         28,152     15.11
Commercial real estate.....    49,397      35.35         39,620     21.26
                             --------     ------       --------    ------
  Total....................  $139,728     100.00%      $186,344    100.00%
                             ========     ======       ========    ======

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

    Owner/builder construction loans are originated to the home owner rather than the home builder as a single loan that automatically converts to a permanent loan at the completion of construction. The construction phase of an owner/builder construction loan generally lasts up to 12 months with fixed interest rates currently ranging from 7.0% to 7.5%, and with loan-to-value ratios of 80% (or up to 95% with PMI) of the appraised estimated value of the completed property. During the construction period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance, a portion, or all of which may be paid from an interest reserve. At the completion of construction, the loan converts automatically to either a fixed-rate mortgage loan, which conforms to secondary market standards, or an ARM loan for retention in the Bank's portfolio. At September 30, 2009, custom and owner/builder construction loans totaled $35.4 million, or 25.3%, of the total construction loan portfolio. At September 30, 2009, the largest outstanding custom and owner/builder construction loan had an outstanding balance of $1.1 million (including $71,000 of undisbursed loans in process balance) and was performing according to its repayment terms.

    Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified and a sale is consummated. Historically, the Bank has originated loans to approximately 50 builders located in the Bank's primary market area, each of which generally would have one to eight speculative loans outstanding from the Bank during a 12 month period. Rather than originating lines of credit to home builders to construct several homes at once, the Bank generally originates and underwrites a separate loan for each home. Speculative construction loans are generally originated for a term of 12 months, with current rates ranging from 6.5% to 7.5%, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property. During this 12 month period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance, a portion, or all of which may be paid from an interest reserve. At September 30, 2009, speculative construction loans totaled $17.0 million, or 12.1%, of the total construction loan portfolio. At September 30, 2009, the Bank had nine borrowers each with aggregate outstanding speculative loan balances of more than $500,000. The largest aggregate outstanding balance to one borrower for speculative construction loans totaled $3.2 million (including $86,000 of undisbursed loans in process balance), all of which were performing according to the loan repayment terms. The largest outstanding balance for a single speculative loan was $746,000 and was performing according to its terms. At September 30, 2009, eight out of 53 speculative construction loans with an aggregate balance of $3.4 million were not performing according to their terms. These non-performing loans were
located in Pierce County, Thurston County and King County.   See "- Lending
Activities - Non-performing Assets and Delinquencies."

    The Bank historically originated loans to real estate developers with whom it has established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities) (generally with ten to 50 lots). The Bank is not currently originating any new land development loans. At September 30, 2009, the Bank had 18 land development loans totaling $19.2 million, or 13.7% of construction and land development loans receivable. Land development loans are secured by a lien on the property and typically made for a period of two to five years with fixed or variable interest rates, and are made with loan-to-value ratios generally not exceeding 75%. Monthly interest payments are required during the term of the loan. Land development loans are generally structured so that the Bank is repaid in full upon the sale by the borrower of approximately 80% of the subdivision lots. A majority of the Bank's land development loans are secured by property located in its primary market area. In addition, in the case of a corporate borrower, the Bank also generally obtains personal guarantees from corporate principals and reviews their personal financial statements. At September 30, 2009, the Bank had seven land development loans totaling $8.8 million that were non-performing. The non-performing loans consisted of:

    * Four loans totaling $5.5 million secured by land development projects in King County;
    * Two loans totaling $1.6 million secured by land development projects in Pierce County;
    * One loan with a balance of $876,000 secured by a land development project in Thurston County; and
    * An $804,000 participation interest in a loan secured by a land development project in Clark County.

    Land development loans secured by land under development involve greater risks than one- to four-family residential mortgage loans because these loans are advanced upon the predicted future value of the developed property upon completion. If the estimate of the future value proves to be inaccurate, in the event of default and foreclosure the Bank may be confronted with a property the value of which is insufficient to assure full repayment. The Bank has historically attempted to minimize this risk by generally limiting the maximum loan-to-value ratio on land loans to 75% of the estimated developed value of the secured property. The Bank is not currently originating any new land development loans.

    The Bank also provides construction financing for multi-family and commercial properties. At September 30, 2009, these loans amounted to $18.8 million, or 13.5% of construction loans. These loans are secured by condominiums, apartment buildings, mini-storage facilities, office buildings and retail rental space predominantly located in the Bank's primary market area. At September 30, 2009, the largest outstanding multi-family construction loan was secured by a condominium project and had a balance of $4.1 million (including $12,000 of undisbursed loans in process balance) and was performing according to its repayment terms. At September 30, 2009, the largest outstanding commercial real estate construction loan had a balance of $6.3 million (including $2.0 million of undisbursed loans in process balance). This loan was secured by a medical office facility being constructed in Pierce County and was performing according to its repayment terms.

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

    Construction lending affords the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted with a project whose value is insufficient to assure full repayment and it may incur a loss. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder's ability to sell the property prior to the time that the construction loan is due. The Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures, and monitoring practices. The Bank's construction loans are primarily secured by properties in its primary market area, and changes in the local and state economies and real estate markets have adversely affected the Bank's construction loan portfolio.

    Multi-Family Lending. At September 30, 2009, the Bank had $25.6 million, or 4.3% of the Bank's total loan portfolio, secured by multi-family dwelling units (more than four units) located primarily in the Bank's primary market area. Multi-family loans are generally originated with variable rates of interest ranging from 2.00% to 3.50% over the one-year constant maturity U.S. Treasury Bill Index or a matched term FHLB advance, with principal and interest payments fully amortizing over terms of up to 30 years. At September 30, 2009, the largest multi-family loan had an outstanding principal balance of $5.0 million and was secured by an apartment building located in the Bank's primary market area. At September 30, 2009, this loan was performing according to its terms.

    The maximum loan-to-value ratio for multi-family loans is generally limited to not more than 80%. The Bank generally requests its multi-family loan borrowers with loan balances in excess of $750,000 to submit financial statements and rent rolls on the subject property annually. The Bank also inspects the subject property annually. The Bank generally imposes a minimum debt coverage ratio of approximately 1.20 times for loans secured by multi-family properties.

    Multi-family mortgage lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by multi-family properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. If the borrower is other than an individual, the Bank also generally obtains personal guarantees from the principals based on a review of personal financial statements.

    Commercial Real Estate Lending. Commercial real estate loans totaled $188.2 million, or 31.6% of the total loan portfolio at September 30, 2009. The Bank originated $43.8 million of commercial real-estate loans during the year ended September 30, 2009 compared to $29.3 million originated during the year ended September 30, 2008. The Bank originates commercial real estate loans generally at variable interest rates and these loans are secured by properties, such as restaurants, motels, mini-storage facilities, office buildings and retail/wholesale facilities, located in the Bank's primary market area. At September 30, 2009, the largest commercial real estate loan was secured by a mini-storage facility in Pierce County, had a balance of $4.5 million and was 60 days past due. At September 30, 2009, seven commercial real estate loans totaling $5.0 million were not performing according to their terms. See "- Lending Activities - Non-performing Assets and Delinquencies."

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

    Land Lending. The Bank originates loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to sell as improved lots. At September 30, 2009, land loans totaled $65.6 million, or 11.0% of the Bank's total loan portfolio as compared to $60.7 million, or 9.9% of the Bank's total loan portfolio at September 30, 2008. Land loans originated by the Bank are generally fixed-rate loans and have maturities of five to ten years. The largest land loan had an outstanding balance of $3.0 million at September 30, 2009 and was performing according to its repayment terms. At September 30, 2009, 16 land loans totaling $5.0 million were not performing according to their terms. See "- Lending Activities - Non-performing Assets and Delinquencies."

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

    Consumer Lending. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. Consumer loans include home equity lines of credit, second mortgage loans, savings account loans, automobile loans, boat loans, motorcycle loans, recreational vehicle loans and unsecured loans. Consumer loans are made with both fixed and variable interest rates and with varying terms. At September 30, 2009, consumer loans amounted to $51.6 million, or 8.7%, of the total loan portfolio.

    At September 30, 2009, the largest component of the consumer loan portfolio consisted of second mortgage loans and home equity lines of credit, which totaled $41.7 million, or 7.0%, of the total loan portfolio. Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others. The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property. The Bank occasionally solicits these loans. The loan- to-value ratio is typically 80% or less, when taking into account both the first and second mortgage loans. Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 15 years. Home equity lines of credit are generally made at interest rates tied to the prime rate or the 26 week Treasury Bill. Second mortgage loans and home equity lines of credit have greater credit risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Bank.

    Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. The Bank believes that these risks are not as prevalent in the case of the Bank's consumer loan portfolio because a large percentage of the portfolio consists of second mortgage loans and home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to four-family residential mortgage loans. At September 30, 2009, nine consumer loans totaling $258,000 were delinquent in excess of 90 days. See "- Lending Activities - Non-performing Assets and Delinquencies."

    Commercial Business Lending. Commercial business loans totaled $13.8 million, or 2.3% of the loan portfolio at September 30, 2009, and consisted of 117 loans. Commercial business loans are generally secured by business equipment, accounts receivable, inventory or other property and are made at variable rates of interest equal to a negotiated margin above the prime rate. The Bank also generally obtains personal guarantees from the principals based on a review of personal financial statements. The largest commercial business loan had an outstanding balance of $1.1 million at September 30, 2009 and was performing according to its terms. At September 30, 2009, two commercial business loans totaling $65,000 were not performing according to their repayment terms. See "- Lending Activities - Non-performing Assets and Delinquencies."

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

    Loan Maturity. The following table sets forth certain information at September 30, 2009 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loans having no stated maturity and overdrafts are reported as due in one year or less.

                                 After     After    After
                                 1 Year   3 Years  5 Years
                         Within  Through  Through  Through   After
                         1 Year  3 Years  5 Years  10 Years 10 Years  Total
                         ------  -------  -------  -------- --------  -----
                                           (In thousands)
Mortgage loans:
 One- to four-family
  (1)................. $  1,835  $ 2,941  $ 3,544  $  8,381 $ 93,855 $110,556
 Multi-family.........    4,672    1,817      689    17,386    1,074   25,638
 Commercial...........   14,878   10,127   28,531   122,766   11,903  188,205
 Construction and land
  development(2)......  139,265      114      349        --       --  139,728
 Land.................   35,889   12,553   12,524     2,980    1,696   65,642
Consumer loans:
 Home equity and
  second mortgage.....   11,539    1,578      910     5,782   21,937   41,746
 Other................    2,693    1,330    1,242       509    4,053    9,827
Commercial business
 loans................    5,427    4,128      695     2,087    1,438   13,775
                       --------  -------  -------  -------- -------- --------
 Total................ $216,198  $34,588  $48,484  $159,891 $135,956  595,117
                       ========  =======  =======  ======== ======== ========
Less:
 Undisbursed portion
  of construction
  loans in process....                                                (31,298)
 Deferred loan
  origination fees....                                                 (2,439)
 Allowance for loan
  losses..............                                                (14,172)
Loans receivable,                                                    --------
  net.................                                               $547,208
                                                                     ========
-----------
(1)  Includes $630,000 of loans held-for-sale.
(2) Includes construction/permanent loans that convert to permanent mortgage loans once construction is completed.

    The following table sets forth the dollar amount of all loans due after one year from September 30, 2009, which have fixed interest rates and have floating or adjustable interest rates.

                                         Fixed     Floating or
                                         Rates   Adjustable Rates   Total
                                        -------  ----------------  -------
                                                  (In thousands)
Mortgage loans:
 One- to four-family(1)............... $ 54,083      $ 54,638     $108,721
 Multi-family.........................    2,455        18,512       20,967
 Commercial...........................   22,916       150,411      173,327
 Construction and land development....      348           114          462
 Land.................................   24,300         5,453       29,753
Consumer loans:
 Home equity and second mortgage......   20,428         9,779       30,207
 Other................................    6,972           162        7,134
Commercial business loans.............    4,223         4,125        8,348
                                       --------      --------     --------
  Total............................... $135,725      $243,194     $378,919
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

    Loan Originations, Purchases and Sales. During the years ended September 30, 2009 and 2008, the Bank's total gross loan originations were $295.3 million and $258.6 million, respectively. Periodically, the Bank purchases participation interests in construction and land development loans, commercial real estate loans, and multi-family loans, secured by properties generally located in Washington State, from other lenders. These purchases are underwritten to the Bank's underwriting guidelines and are without recourse to the seller other than for fraud. During the years ended September 30, 2009 and 2008, the Bank purchased loan participation interests of $1.6 million and $2.9 million, respectively. See "- Lending Activities - Construction and Land Development Lending" and "- Lending Activities - Multi-Family Lending."

    Consistent with its asset/liability management strategy, the Bank's policy generally is to retain in its portfolio all ARM loans originated and to sell fixed rate one-to four-family mortgage loans in the secondary market to the FHLMC; however, from time to time, a portion of fixed-rate loans may be retained in the Bank's portfolio to meet its asset-liability objectives.
Loans sold in the secondary market are generally sold on a servicing retained basis. At September 30, 2009, the Bank's loan servicing portfolio totaled $251.8 million.

    The Bank also periodically sells participation interests in construction and land development loans, commercial real estate loans, and land loans to other lenders. These sales are usually made to avoid concentrations in a particular loan type or concentrations to a particular borrower. The Bank did not sell any loan participation interests to other lenders during the year ended September 30, 2009.

    The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                  Year Ended September 30,
                                            --------------------------------
                                               2009        2008       2007
                                            ---------   ---------  ---------
Loans originated:                                     (In thousands)
 Mortgage loans:
  One- to four-family...................... $ 165,972   $  45,844  $  33,252
  Multi-family.............................     1,036       4,710      4,397
  Commercial...............................    43,821      29,306     35,886
  Construction and land development........    56,287     118,186    127,082
  Land.....................................     6,519      25,858     35,066
 Consumer..................................    14,080      22,411     32,354
 Commercial business loans.................     7,601      12,268     11,020
                                            ---------   ---------  ---------
  Total loans originated...................   295,316     258,583    279,057

Loans purchased:
 Mortgage loans:
  One- to four-family......................        --          --         --
  Multi-family.............................        --          --      5,200
  Commercial...............................     1,606          --         --
  Construction and land development........        --       2,862     15,175
  Land.....................................        --          --         --
                                            ---------   ---------  ---------
   Total loans purchased...................     1,606       2,862     20,375
                                            ---------   ---------  ---------
    Total loans originated and purchased...   296,922     261,445    299,432

Loans sold:
 Whole loans sold..........................  (162,913)    (45,269)   (29,893)
 Participation loans sold..................        --     (17,035)    (6,650)
                                            ---------   ---------  ---------
 Total loans sold..........................  (162,913)    (62,304)   (36,543)

Loan principal repayments..................  (150,729)   (176,083)  (164,935)
Decrease (increase) in other items, net....     6,241      19,288     (7,258)
                                            ---------   ---------  ---------
Net increase (decrease) in loans
  receivable............................... $ (10,479)  $  42,346  $  90,696
                                            =========   =========  =========

     Loan Origination Fees. The Bank receives loan origination fees on many of its mortgage loans and commercial business loans. Loan fees are a percentage of the loan which are charged to the borrower for funding the loan. The amount of fees charged by the Bank is generally 0.0% to 2.0% of the loan amount. Current accounting principles generally accepted in the United States of America require fees received and certain loan origination costs for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. Unamortized deferred loan origination fees totaled $2.4 million at September 30, 2009.

     Non-performing Loans and Delinquencies. The Bank assesses late fees or penalty charges on delinquent loans of approximately 5% of the monthly loan payment amount. A majority of loan payments are due on the first day of the month; however, the borrower is given a 15 day grace period to make the loan payment. When a mortgage loan borrower fails to make a required payment when due, the Bank institutes collection procedures. A notice is mailed to the borrower 16 days after the date the payment is due. Attempts to contact the borrower by telephone generally begin on or before the 30th day of delinquency. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. Before the 90th day of delinquency, attempts are made to establish (i) the cause of the delinquency, (ii) whether the cause is temporary, (iii) the attitude of the borrower toward the debt, and (iv) a mutually satisfactory arrangement for curing the default.

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

    The following table sets forth information with respect to the Company's non-performing assets at the dates indicated.

                                            At September 30,
                              ----------------------------------------------
                               2009      2008      2007      2006      2005
                              ------    ------    ------    ------    ------
Loans accounted for on a
 non-accrual basis:                           (In thousands)
Mortgage loans:
 One- to four-family........ $  1,343  $    300  $    252  $     80  $  2,208
 Commercial.................    5,004       714        90        --       261
 Construction and land
  development...............   17,594     9,840     1,000        --        --
 Land.......................    5,023       726        28        --        23
 Consumer loans.............      258       160        --        --       133
 Commercial business loans..       65       250       120        --       301
                             --------  --------  --------  --------  --------

   Total....................   29,287    11,990     1,490        80     2,926

Accruing loans which are
 contractually past due 90
 days or more...............      796        --        --        --        --

Total of non-accrual and 90
 days past due loans........   30,083    11,990     1,490        80     2,926

Non-accrual investment
 securities.................      477        --        --        --        --

Other real estate owned and
 other repossessed assets...    8,185       511        --        15       509
                             --------  --------  --------  --------  --------
   Total non-performing
    assets (1).............. $ 37,949  $ 12,501  $  1,490  $     95  $  3,435
                             ========  ========  ========  ========  ========

Troubled debt restructured
 loans (2).................. $  9,492  $    272  $     --  $     --  $     --

Non-accrual and 90 days or
 more past due loans as a
 percentage of loans
 receivable, net............     5.36%     2.12%     0.29%     0.02%     0.75%

Non-accrual and 90 days or
 more past due loans as a
 percentage of total assets.     4.28%     1.76%     0.23%     0.01%     0.53%

Non-performing assets as a
 percentage of total assets.     5.41%     1.83%     0.23%     0.02%     0.62%

Loans receivable, net (3)... $561,380  $565,737  $520,138  $428,767  $392,208
                             ========  ========  ========  ========  ========
Total assets................ $702,547  $681,883  $644,848  $577,087  $552,765
                             ========  ========  ========  ========  ========
------------
(1) Includes non-accrual loans, non-accrual investment securities, other real estate owned and other repossessed assets. Loans considered impaired are not included if they are still on accrual status. Loans classified as troubled debt restructurings are not included if they are on accrual status.
(2) At September 30, 2009, troubled debt restructured loans totaling $9,492 were on non-accrual status and included in total non-performing assets.
(3)  Includes loans held-for-sale and is before the allowance for loan losses.

    The Bank's non-accrual loans increased by $17.3 million to $29.3 million at September 30, 2009 from $12.0 million at September 30, 2008, primarily as a result of a $7.8 million increase in construction and land development loans on non-accrual status, a $4.3 million increase in land loans on non-accrual status and a $4.3 million increase in commercial real estate loans on non-accrual status. The largest non-performing loan was secured by a condominium construction project in King County and had a balance of $3.7 million at September 30, 2009. Management's evaluation of the collateral determined no impairment existed at September 30, 2009. A discussion of our largest non-performing loans is set forth below under "Asset Classification."

    Additional interest income which would have been recorded for the year ended September 30, 2009 had non-accruing loans been current in accordance with their original terms totaled $2.1 million.

    Other Real Estate Owned and Other Repossessed Items. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until sold. When property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value less estimated costs to sell, which becomes the new cost. Subsequent to foreclosure, the property is recorded at the lower of the cost or fair value, less estimated selling costs. At September 30, 2009, the Bank had $8.2 million of other real estate owned and other repossessed items consisting of 26 individual properties representing 14 relationships. The properties consisted of 12 single family homes totaling $3.5 million, one land development project with a balance of $2.3 million, a multi-family property with a balance of $1.1 million, ten land parcels totaling $734,000 and two commercial real estate properties totaling $612,000.

    Restructured Loans. Under accounting principles generally accepted in the United States of America, the Bank is required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructuring or loan modifications for a borrower does not necessarily always constitute troubled debt restructuring, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Bank had restructured loans totaling $9.5 million at September 30, 2009, all of which were on non-accrual status.

    Impaired Loans. A loan is considered impaired when it is probable the Bank will be unable to collect all contractual principal and interest payments due in accordance with the original or modified terms of the loan agreement. Impaired loans are measured based on the estimated fair value of the collateral less estimated cost to sell if the loan is considered collateral dependent. Impaired loans not considered to be collateral dependent are measured based on the present value of expected future cash flows.

    The categories of non-accrual loans and impaired loans overlap, although they are not coextensive. The Bank considers all circumstances regarding the loan and borrower on an individual basis when determining whether an impaired loan should be placed on non-accrual status, such as the financial strength of the borrower, the collateral value, reasons for delay, payment record, the amount of past due and the number of days past due. At September 30, 2009, the Bank had $47.6 million in impaired loans. For additional information on impaired loans, see Note 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

    Other Loans of Concern. Loans not reflected in the table above, but where known information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans as non-performing assets in the future are commonly referred to as "other loans of concern" or "potential problem loans." The amount included in potential problem loans results from an evaluation, on a loan-by-loan basis, of loans classified as "substandard" and "special mention," as those terms are defined under "Asset Classification" below. The amount of potential problem loans and non-performing loans was $84.9 million at September 30, 2009 and $42.8 million at September 30, 2008. The vast majority of these loans are collateralized by real estate. See "- Asset Classification" below for additional information regarding our problem loans.

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

    The aggregate amounts of the Bank's classified and special mention loans (as determined by the Bank), and of the Bank's allowances for loan losses at the dates indicated, were as follows:

                                          At September 30,
                                   -----------------------------
                                     2009       2008       2007
                                   -------    -------    -------
                                          (In thousands)

Loss.............................  $    --    $    --    $    --
Doubtful.........................       --         --         --
Substandard(1)(2)................   63,188     24,603      8,812
Special mention(1)...............   21,711     18,225      6,917
                                   -------    -------    -------
Total classified and special
  mention loans..................  $84,899    $42,828    $15,729
                                   =======    =======    =======

Allowance for loan losses........  $14,172    $ 8,050    $ 4,797

----------------
(1) For further information concerning the change in classified assets, see "- Lending Activities - Non-performing Assets and Delinquencies."
(2)  Includes non-performing loans.

     The Bank's classified and special mention loans increased by $42.1 million from September 30, 2008 to September 30, 2009, primarily as a result of a $38.6 million increase in loans classified as substandard and a $3.5 million increase in loans classified as special mention.

      Special mention loan are defined as those credits deemed by management to have some potential weakness that deserve management's close attention. If left uncorrected these potential weaknesses may result in the deterioration of the payment prospects of the loan. Assets in this category are not adversely classified and currently do not expose the Bank to sufficient risk to warrant a substandard classification. Seven individual loans comprise $14.3 million, or 65.8%, of the $21.7 million in loans classified as special mention. They include a $4.3 million loan secured by a multi-family building in King County, a $3.2 million loan secured by a mixed-use building in Thurston County, a $2.5 million loan secured by a multi-family construction project in Grays Harbor County, a $1.2 million loan secured by land in Thurston County, a $1.1 million commercial business loan to a mini-storage facility business in Pierce County, a $1.1 million loan secured by a commercial building in Grays Harbor County, and a $945,000 loan secured by a motel in Grays Harbor County. At September 30, 2009 these loans were current and paying in accordance with their required terms.

      Substandard loans are classified as those loans that are inadequately protected by the current net worth, and paying capacity of the obligor, or of the collateral pledged. Assets classified as substandard have a well-defined weakness, or weaknesses that jeopardize the repayment of the debt. If the weakness, or weaknesses are not corrected there is the distinct possibility that some loss will be sustained. The aggregate amount of loans classified as substandard at September 30, 2009 increased by $38.6 million to $63.1 million from $24.6 million at September 30, 2008. At September 30, 2009, 121 loans were classified as substandard compared to 68 at September 30, 2008.

     Fifteen credit relationships comprise $42.4 million, or 67.1%, of the $63.2 million in loans classified as substandard (including non-performing loans). These credit relationships classified as substandard are summarized below.

     * $8.5 million in loans secured by two mini-storage facilities and a commercial building site. One of the facilities is located in King County and one is located in Pierce County. The commercial building lot is located in Pierce County adjacent to the mini-storage facility. These three loans were considered impaired at September 30, 2009. Management's evaluation of the collateral determined that there was no principal impairment.

     * $5.9 million in loans secured by three land parcels and two land development projects in King County. These loans were considered impaired at September 30, 2009, primarily due to decreased appraisal valuations. Management's evaluation of the collateral determined a potential principal impairment of $1.9 million existed at September 30, 2009 which was factored into the Bank's allowance for loan loss analysis.

     * $2.1 million in loans secured by two land development projects in King County. Management's evaluation of the collateral supporting the two loans determined that a potential impairment of $1.0 million existed at September 30, 2009 which was factored into the Bank's allowance for loan loss analysis. This borrower is also a guarantor on two of the loans noted in the bullet point directly above in the amount of $2.0 million.

     * $3.7 million loan secured by condominium units located in King County. At September 30, 2009 the loan was not performing in accordance with its terms and was considered impaired. Management's evaluation of the collateral determined that there was no principal impairment.

     * $2.7 million loan secured by commercial building lots in Kitsap County. The loan was considered impaired at September 30, 2009. Management's evaluation of the collateral determined that there was no principal impairment.

     * $3.2 million participation interest in a condominium conversion loan in King County. The loan was considered impaired at September 30, 2009. Management's evaluation of the collateral and the guarantors' financial capacity determined that there was no principal impairment.

     * $2.5 million loan secured by commercial/industrial land in Lewis County. The loan was considered impaired at September 30, 2009. Management's evaluation of the collateral determined that there was no principal impairment.

     * $2.4 million loan secured by condominium units in King County that was performing in accordance with its repayment terms at September 30, 2009.

     * $2.3 million in loans secured by two speculative single family residential houses and seven building lots in King County. These loans were considered impaired at September 30, 2009 primarily due to decreased appraisal valuations. Management's evaluation of the collateral determined a potential principal impairment of $465,000 existed at September 30, 2009 which was factored into the Bank's allowance for loan loss analysis.

     * $1.7 million in loans secured by a residential plat and a completed single family dwelling in Pierce County which were not performing in accordance with their terms at September 30, 2009. Management's evaluation of the collateral determined that there was no principal impairment.

     * $1.7 million loan secured by a motel and recreational vehicle park in Grays Harbor County. The loan was considered impaired at September 30, 2009. Management's evaluation of the collateral determined that there was no principal impairment.

     * $1.6 million loan secured by residential condominiums and excess land in Oregon which was performing in accordance with its terms at September 30, 2009.

     * $1.4 million loan secured by a commercial building in Pierce County. The loan was considered impaired at September 30, 2009.
          Management's evaluation of the collateral determined that there was no principal impairment.

     * $1.4 million loan secured by commercial building lots in Lewis County that was performing in accordance with its repayment terms at September 30, 2009.

     * $1.3 million in loans secured by a single family house nearing completion and three commercial condominium units in Pierce County that were performing in accordance with their repayment terms at September 30, 2009.

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

     At September 30, 2009, the Bank's allowance for loan losses totaled $14.2 million. This represents 2.52% of the total loans receivable and 48.39% of non-performing loans. The Bank's allowance for loan losses as a percentage of total loans receivable has increased to 2.52% at September 30, 2009 from 1.42% at September 30, 2008 primarily due to uncertainties in the housing market and the economy, and an increased level of charge-offs (which has translated into higher loss factors assigned to certain loan categories), increased levels of non-performing loans, and increased levels of classified loans.

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

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                           Year Ended September 30,
                                 --------------------------------------------
                                   2009     2008      2007     2006     2005
                                 -------   ------   ------    ------   ------
                                            (Dollars in thousands)

Allowance at beginning of year...$ 8,050   $4,797   $4,122    $4,099   $3,991
Provision for loan losses........ 10,734    3,900      686        --      141
Allocated to loan commitments....   (169)      --       --        --       --

Recoveries:
Mortgage loans:
 Land............................     83       --       --        --       --
Consumer loans:
 Home equity and second mortgage.     --       --       --        --        5
 Other...........................      5        1        1         5        3
Commercial business loans........     --       --       --        20        9
                                 -------   ------   ------    ------   ------
   Total recoveries                   88        1        1        25       17

Charge-offs:
Mortgage loans:
 One- to four-family.............     46       --       --        --       --
 Multi-family....................     --       --       --        --        1
 Construction....................  3,108      648       --        --       --
 Commercial......................    235       --       --        --       --
 Land............................    705       --       --        --        1

Consumer loans:
 Home equity and second mortgage.    162       --       --        --       --
 Other...........................     25       --       12         2       12
Commercial business loans........    250       --       --        --       36
                                 -------   ------   ------    ------   ------
 Total charge-offs...............  4,531      648       12         2       50
                                 -------   ------   ------    ------   ------
 Net charge-offs (recoveries)....  4,443      647       11       (23)      33
                                 -------   ------   ------    ------   ------

 Balance at end of year..........$14,172   $8,050   $4,797    $4,122   $4,099
                                 =======   ======   ======    ======   ======

Allowance for loan losses as a
 percentage of total loans
 receivable (net)(1) outstanding
 at the end of the year..........   2.52%    1.42%    0.92%     0.96%    1.05%

Net charge-offs (recoveries) as
 a percentage of average loans
 outstanding during the year.....   0.79%    0.12%    0.00%    (0.01%)   0.01%

Allowance for loan losses as a
 percentage of non-performing
 loans at end of year excluding
 troubled debt restructurings....  48.39%   67.14%  321.95% 5,152.50%  140.09%

------------
(1) Total loans receivable (net) includes loans held for sale and is before the allowance for loan losses.


    The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

                                                    At September 30,
              ----------------------------------------------------------------------------------------------
                     2009               2008               2007              2006                2005
              -----------------  ------------------  ----------------  -----------------  ------------------
                       Percent             Percent           Percent            Percent             Percent
                       of Loans            of Loans          of Loans           of Loans            of Loans
                       in                  in                in                 in                  in
                       Category            Category          Category           Category            Category
                       to Total            to Total          to Total           to Total            to Total
               Amount  Loans      Amount   Loans     Amount  Loans     Amount   Loans     Amount    Loans
              -------  --------  --------  --------  ------  --------  -------  --------  -------  ---------
                                                   (Dollars in thousands)
Mortgage loans:
 One- to four-
  family.......$   616    18.58%  $  476     18.35%   $  396    17.40%   $  502    20.11%  $  494    23.24%
 Multi-family..    431     4.31      248      4.24       200     5.97       112     3.60      194     4.61
 Commercial....  2,719    31.63    1,521     23.90     1,368    21.72     1,222    28.04    1,544    28.51
 Construction..  5,132    23.48    3,254     30.46     1,047    31.64       761    29.92      652    25.68
 Land..........  3,348    11.03    1,435      9.92       549    10.30       275     6.03      255     5.71

Non-mortgage loans:
 Consumer
  loans........  1,216     8.66      457      9.69       412     9.88       497     9.90      255     9.51
 Commercial
  business
  loans........    710     2.31      659      3.44       825     3.09       753     2.40      705     2.74
               -------   ------   ------    ------    ------   ------    ------   ------   ------   ------
  Total
   allowance
   for loan
   losses......$14,172   100.00%  $8,050    100.00%   $4,797   100.00%   $4,122   100.00%  $4,099   100.00%
               =======   ======   ======    ======    ======   ======    ======   ======   ======   ======



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

    At September 30, 2009, the Company's investment portfolio totaled $20.6 million, primarily consisting of $12.5 million of mortgage-backed securities available-for-sale, $968,000 of mutual funds available-for-sale, and $7.1 million of mortgaged-backed securities held-to-maturity. The Company does not maintain a trading account for any investments. This compares with a total investment portfolio of $31.3 million at September 30, 2008, primarily consisting of $936,000 of mutual funds available-for-sale, $16.2 million of mortgage-backed securities available-for-sale, and $14.2 million of mortgage-backed securities held-to-maturity. The composition of the portfolios by type of security, at each respective date is presented in the following table.

                                          At September 30,
                      --------------------------------------------------------
                             2008               2007               2006
                      -----------------  -----------------  ------------------
                                Percent            Percent            Percent
                      Recorded    of     Recorded    of     Recorded    of
                        Value    Total     Value    Total     Value    Total
                      --------  -------  --------  -------  --------  --------
                                      (Dollars in thousands)
Held-to-Maturity:

 U.S. agency
  securities........  $    27     0.13%  $    28     0.09%  $    --       --%
 Mortgage-backed
  securities........    7,060    34.34    14,205    45.34        71     0.11

Available-for-Sale
 (at fair value):

 U.S. agency
  securities........       --       --        --       --    18,976    29.66
 Mortgage-backed
  securities........   12,503    60.82    16,162    51.58    13,047    20.39
 Mutual funds.......      968     4.71       936     2.99    31,875    49.84
                      -------   ------   -------   ------   -------   ------

Total portfolio.....  $20,558   100.00%  $31,331   100.00%  $63,969   100.00%
                      =======   ======   =======   ======   =======   ======

    The following table sets forth the maturities and weighted average yields of the investment and mortgage-backed securities in the Company's investment securities portfolio at September 30, 2009. Mutual funds, which by their nature do not have maturities, are classified in the one year or less category.




                                                After One to        After Five to          After Ten
                         One Year or Less        Five Years           Ten Years              Years
                         ----------------     ----------------     ----------------     ----------------
                         Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield
                         ------     -----     ------     -----     ------     -----     ------     -----
                                                     (Dollars in thousands)
Held-to-Maturity:

U.S. agency securities... $ --         --%    $ 14       3.25%      $ 14      3.98%     $    --       --%
Mortgage-backed
 securities..............   --         --       --         --         43      4.66        7,016     5.31

Available-for-Sale:

Mortgage-backed
 securities..............   --         --      418       2.11        256      5.92       11,829     3.35
Mutual funds.............  968       3.78       --         --         --        --           --       --
                          ----       ----     ----       ----       ----      ----      -------     ----

Total portfolio.......... $968       3.78%    $432       2.14%      $313      5.65%     $18,845     4.01%
                          ====       ====     ====       ====       ====      ====      =======     ====





    There were no securities which had an aggregate book value in excess of 10% of the Company's total equity at September 30, 2009. At September 30, 2009, the Company had 29 private label mortgage backed securities totaling $477,000 on non-accrual status. For additional information regarding investment securities, see "Item 1A, Risk Factors - Risks Related to Our Business - Other-than-temporary impairment charges in our investment securities portfolio could result in significant losses and adversely affect our continuing operations" and Note 3 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Deposit Activities and Other Sources of Funds

    General. Deposits and loan repayments are the major sources of the Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Seattle, the Federal Reserve Bank ("FRB") and Pacific Coast Bankers' Bank ("PCBB") may be used to compensate for reductions in the availability of funds from other sources.

    Deposit Accounts. Substantially all of the Bank's depositors are residents of Washington. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including money market deposit accounts, checking accounts, regular savings accounts and certificates of deposit. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank actively seeks consumer and commercial checking accounts through a checking account acquisition marketing program that was implemented in 2000. At September 30, 2009, the Bank had 33.2% of total deposits in non-interest bearing accounts and NOW checking accounts.

    At September 30, 2009 the Bank had $77.9 million of jumbo certificates of deposit of $100,000 or more. The Bank also had brokered certificates of deposits totaling $3.8 million at September 30, 2009. The $3.8 million in brokered deposits consisted of reciprocal deposits in the Certificate of Deposits Account Registry Service ("CDARS") program. The Bank believes that its jumbo certificates of deposit and its brokered deposits, which represented 16.2% of total deposits at September 30, 2009, present similar interest rate risk compared to its other deposits.

    The following table sets forth information concerning the Bank's deposits at September 30, 2009.

                                             Weighted               Percentage
                                              Average                of Total
Category                                   Interest Rate    Amount   Deposits
----------------------------------------   -------------  --------- ----------
                                                        (In thousands)

Non-interest bearing.......................        -%      $ 50,295     9.95%
Negotiable order of withdrawal ("NOW")
 checking..................................     1.05        117,357    23.21
Savings....................................     0.71         58,609    11.59
Money market...............................     1.68         62,478    12.36
 Subtotal..................................     1.14        288,739    57.11

Certificates of Deposit(1)
----------------------------------------
Maturing within 1 year                          2.51        182,285    36.04
Maturing after 1 year but within 2 years...     2.71         22,587     4.47
Maturing after 2 years but within 5 years..     3.64         11,734     2.32
Maturing after 5 years.....................     2.75            316     0.06
 Total certificates of deposit.............     2.59        216,922    42.89
                                                ----       --------   ------
  Total deposits...........................     1.76%      $505,661   100.00%
                                                ====       ========   ======

-------------
(1)   Based on remaining maturity of certificates.

    The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 2009. Jumbo certificates of deposit have principal balances of $100,000 or more and the rates paid on these accounts are generally negotiable.


       Maturity Period                         Amount
       -----------------------------------    --------
                                           (In thousands)

       Three months or less...............     $23,459
       Over three through six months......      16,934
       Over six through twelve months.....      26,117
       Over twelve months.................      11,416
                                               -------
         Total............................     $77,926
                                               =======


    Deposit Flow.  The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.


                                                              At September 30,
                        ------------------------------------------------------------------------------------
                                   2009                             2008                        2007
                        ------------------------------   -----------------------------   -------------------
                                  Percent                          Percent                          Percent
                                    of       Increase                of       Increase                of
                         Amount    Total    (Decrease)    Amount    Total    (Decrease)    Amount    Total
                        --------  -------   ----------   --------  --------  ----------   -------   --------
                                                        (Dollars in thousands)
Non-interest-bearing     $ 50,295    9.95%   $(1,660)     $ 51,955    10.42%    $ (3,007)  $ 54,962   11.77%
NOW checking              117,357   23.21     26,889        90,468    18.15       10,096     80,372   17.22
Savings                    58,609   11.59      2,218        56,391    11.31          (21)    56,412   12.09
Money market               62,478   12.36     (7,901)       70,379    14.11       22,311     48,068   10.30
Certificates of deposit
 which mature:
  Within 1 year           182,285   36.04      6,468       175,817    35.26      (32,513)   208,330   44.63
  After 1 year, but
   within 2 years          22,587    4.47    (23,820)       46,407     9.31       33,668     12,739    2.73
  After 2 years, but
   within 5 years          11,734    2.32      4,975         6,759     1.36        1,028      5,731    1.23
  Certificates maturing
   thereafter                 316    0.06        (80)          396     0.08          275        121    0.03
                         --------  ------     ------      --------   ------     --------   --------  ------

Total                    $505,661  100.00%    $7,089      $498,572   100.00%    $ 31,837   $466,735  100.00%
                         ========  ======     ======      ========   ======     ========   ========  ======



    Certificates of Deposit by Rates. The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated.


                                                At September 30,
                                         ------------------------------
                                           2009       2008       2007
                                         --------   --------   --------
                                                (In thousands)
0.00 - 1.99%...........................  $ 59,466   $    866   $    676
2.00 - 3.99%...........................   146,513    203,859     46,810
4.00 - 5.99%...........................    10,569     24,274    179,008
6.00% - and over.......................       374        380        427
                                         --------   --------   --------
Total..................................  $216,922   $229,379   $226,921
                                         ========   ========   ========


    Certificates of Deposit by Maturities. The following table sets forth the amount and maturities of certificates of deposit at September 30, 2009.

                                            Amount Due
                           -------------------------------------------------
                                               After
                                      One to   Two to
                           Less Than    Two     Five       After
                           One Year    Years    Years    Five Years    Total
                           ---------  -------  -------   ----------   -------
                                            (In thousands)
0.00 - 1.99%.............. $ 55,350   $ 3,865  $   169      $ 82     $ 59,466
2.00 - 3.99%..............  117,421    18,325   10,533       234      146,513
4.00 - 5.99%..............    9,200       337    1,032        --       10,569
6.00% and over............      314        60       --        --          374
                           --------   -------  -------      ----     --------
Total..................... $182,285   $22,587  $11,734      $316     $216,922
                           ========   =======  =======      ====     ========

    Deposit Activities. The following table sets forth the savings activities of the Bank for the periods indicated.

                                            Year Ended September 30,
                                         ------------------------------
                                           2009       2008       2007
                                         --------   --------   --------
                                                (In thousands)
Beginning balance....................... $498,572   $466,735   $431,061
Net deposits (withdrawals) before
  interest credited.....................   (2,383)    20,075     24,382
Interest credited.......................    9,472     11,762     11,292
                                         --------   --------   --------
Net increase in deposits................    7,089     31,837     35,674
                                         --------   --------   --------
Ending balance.......................... $505,661   $498,572   $466,735
                                         ========   ========   ========

    Borrowings. Deposits and loan repayments are generally the primary source of funds for the Bank's lending and investment activities and for general business purposes. The Bank has the ability to use advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2009, the Bank maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of 30% of the Bank's total assets, limited by available collateral, under which $95.0 million was outstanding.

The Bank also utilizes overnight repurchase agreements with customers. These overnight repurchase agreements are classified as other borrowings and totaled $777,000 at September 30, 2009. The Bank also maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.
At September 30, 2009, the Bank had $10.0 million outstanding and $6.3 million in unused borrowing capacity on this borrowing line. The Bank has also been approved for a $10.0 million overnight borrowing line with PCBB. The borrowing line must be collateralized. At September 30, 2009, the Bank had not pledged any collateral for this borrowing line and there was no outstanding balance.

    The following table sets forth certain information regarding borrowings by the Bank at the end of and during the periods indicated:

                                                 At or For the
                                             Year Ended September 30,
                                         ------------------------------
                                           2009       2008       2007
                                         --------   --------   --------
                                             (Dollars in thousands)
 Average total borrowings..............  $ 97,393   $108,858    $ 85,599

 Weighted average rate paid on total
  borrowings...........................      4.14%      4.27%       5.24%

 Total borrowings outstanding at end
  of period............................  $105,777   $105,386    $100,292

    The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the periods indicated. Borrowings are considered short-term when the original maturity is less than one year.
                                                At or For the
                                           Year Ended September 30,
                                         ------------------------------
                                           2009       2008       2007
                                         --------   --------   --------
                                             (Dollars In thousands)
Maximum amount outstanding at any
 month end:
  FHLB advances......................... $    --     $42,600    $72,750
  Repurchase agreements.................     844       1,884      4,460
  PCBB advances.........................      --          --         --
  FRB advances..........................  10,000          --         --

Average outstanding during period:
  FHLB advances.........................      15     $13,366    $34,156
  Repurchase agreements.................     624         943      1,019
  PCBB advances.........................       6          12         32
  FRB advances..........................      27          --         --
                                         -------     -------    -------
Total average outstanding during
 period................................. $   672     $14,321    $35,207
                                         =======     =======    =======

Weighted average rate paid during period:
  FHLB advances.........................    0.71%       4.44%      5.58%
  Repurchase agreements.................    0.08        2.12       4.61
  PCBB advances.........................    1.48        5.27       6.45
  FRB advances..........................    0.50          --         --
Total weighted average rate paid during
 period.................................    0.12        4.29%      5.55%

                        (table continued on following page)

                                                At or For the
                                           Year Ended September 30,
                                         ------------------------------
                                           2009       2008       2007
                                         --------   --------   --------
                                             (Dollars In thousands)
Outstanding at end of period:
  FHLB advances......................... $    --     $    --    $30,000
  Repurchase agreements.................     777         758        595
  PCBB advances.........................      --          --         --
  FRB advances..........................  10,000          --         --
                                         -------     -------    -------
Total outstanding at end of period...... $10,777     $   758    $30,595
                                         =======     =======    =======

Weighted average rate at end of period:
  FHLB advances.........................      --%       --%       5.19%
  Repurchase agreements.................    0.05      1.05        4.42
  PCBB advances.........................      --        --          --
  FRB advances..........................    0.50        --          --
Total weighted average rate at end of
 period.................................    0.50%     1.05%       5.17%

Bank Owned Life Insurance

    The Bank has purchased life insurance policies covering certain officers. These policies are recorded at their cash surrender value, net of any policy premium charged. Increases in cash surrender value, net of policy premiums, and proceeds from death benefits are recorded in non-interest income. At September 30, 2009, the Bank had $12.9 million in bank owned life insurance.

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

    In December 2009, the FDIC and the Division agreed to terms on an informal supervisory agreement, a MOU, which will be reviewed for approval by the Board on December 22, 2009. The MOU restricts certain operations of the Bank and requires the Bank to maintain a higher level of regulatory capital. The Board and Bank management do not believe that this agreement will constrain the Bank's business plan and furthermore, we believe that the Bank is currently in compliance with many of the requirements through its normal business operations. These requirements will remain in effect until modified or terminated by the FDIC and the Division. For more information about the MOU
and its impact on the Bank, see "Item 1A, Risk Factors   Risks Related to Our
Business   We are required to comply with the terms of a pending memoranda of understanding issued by the FDIC and the Division and lack of compliance could result in additional regulatory actions."

    Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises. The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system.

    In October 2008, the Emergency Economic Stabilization Act of 2008 ("EESA") was enacted which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program ("TARP"). EESA gives broad authority to Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other "troubled assets." EESA includes additional provisions directed at bolstering the economy, including:

    * Authority for the Federal Reserve to pay interest on depository institution balances;
    *    Mortgage loss mitigation and homeowner protection;
    * Temporary increase in FDIC insurance coverage from $100,000 to $250,000 through December 31, 2013; and
    * Authority to the Securities and Exchange Commission (the "SEC") to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

    Under the TARP, the Treasury has created a capital purchase program ("CPP"), pursuant to which it is providing access to capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions that will serve as Tier 1 capital.

    On December 23, 2008, pursuant to the CPP established by the United States Department of the Treasury (the "Treasury"), the Company issued and sold to the Treasury for an aggregate purchase price of $16.6 million in cash (i) 16,641 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $.01 per share, having a liquidation preference of $1,000 per share (the "Series A Preferred Stock"), and (ii) a ten-year warrant to purchase up to 370,889 shares of common stock, par value $.01 per share, of the Company ("Common Stock"), at an initial exercise price of $6.73 per share, subject to certain anti-dilution and other adjustments (the "Warrant").

    The Series A Preferred Stock pays cumulative dividends at a rate of 5% per annum on the liquidation preference for the first five years, and thereafter at a rate of 9% per annum. The Series A Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable in the unlikely event of any future liquidation or dissolution of the Company. Prior to December 23, 2011, unless the Company has redeemed the Series A Preferred Stock or the Treasury has transferred the Series A Preferred Stock to a third party, the consent of the Treasury will be required for the Company to increase its Common Stock dividend above the amount of the last quarterly cash dividend per share declared on the Common Stock on October 29, 2008, or repurchase its Common Stock or other equity or capital securities, other than in certain circumstances specified in the Securities Purchase Agreement (the "Agreement") entered into between the parties.

    The Warrant is immediately exercisable. The Warrant provides for the adjustment of the exercise price and the number of shares of Common Stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Common Stock, and upon certain issuances of Common Stock at or below a specified price relative to the then-current market price of Common Stock. The Warrant expires ten years from the issuance date. If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than the purchase price of the Series A Preferred Stock from one or more "qualified equity offerings," the number of shares of Common Stock issuable pursuant to the Treasury's exercise of the Warrant will be reduced by one-half of the original number of shares, taking into account all adjustments, underlying the Warrant. Pursuant to the Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

    EESA also contains a number of significant employee benefit and executive compensation provisions, some of which apply to employee benefit plans generally, and others which impose on financial institutions that participate in the CPP restrictions on executive compensation.

    EESA followed, and has been followed by, numerous actions by the Federal Reserve, Congress, Treasury, the SEC and others to address the liquidity and credit crisis that has followed the sub-prime crisis that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

    In addition, the Internal Revenue Service has issued an unprecedented wave of guidance in response to the credit crisis, including a relaxation of limits on the ability of financial institutions that undergo an "ownership change" to utilize their pre-change net operating losses and net unrealized built-in losses. The relaxation of these limits may make it significantly more attractive to acquire financial institutions whose tax basis in their loan portfolios significantly exceeds the fair market value of those portfolios.

    Temporary Liquidity Guaranty Program. Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program ("TLGP") on October 14, 2008. The TLGP includes the Transaction Account Guarantee Program, which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts ("TAGP"). Institutions participating in the TAGP pay a 10 basis point fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The TLGP also includes the Debt Guarantee Program ("DGP"), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. The Company did not opt out of the program. At September 30, 2009, the DGP coverage limit is equal to 2% of the Bank's liabilities; however, the Bank did not have any senior unsecured debt which was being guaranteed under the DGP at that time.

    Insurance of Accounts and Regulation by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

    The Bank is a member of the Deposit Insurance Fund ("DIF"), which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC, backed by the full faith and credit of the United States Government. Under new legislation, during the period from October 3, 2008 through December 31, 2013, the basic deposit insurance limit is $250,000, instead of the $100,000 limit in effect previously.

    The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories applied to its deposits subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. Under FDIC's risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV. Initial base assessment rates are subject to adjustments based on an institution's unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV. Rates increase uniformly by 3 basis points effective January 1, 2011.

    In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC imposed a special assessment of 5 basis points on the amount of each depository institution's assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regular quarterly premiums) as of June 30, 2009, which was collected on September 30, 2009.

    As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC has adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which is due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments are measured at the institution's assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and are based on the institution's assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 13, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely.

    The FDIC estimates that the reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) will reach the designated reserve ratio of 1.15% by 2017 as required by statute.

    FDIC insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarterly period ended September 30, 2009, the Financing Corporation assessment equaled 1.02 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

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

    Prompt Corrective Action. Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution's category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors. The federal banking agencies have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a Tier 1 risk-based capital ratio of not less than 4%, and a leverage ratio of not less than 4%. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.

    Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by institutions to comply with applicable capital requirements would, if unremedied, result in progressively more severe restrictions on their respective activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

    At September 30, 2009, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

    Capital Requirements. Federally insured savings institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. FDIC regulations recognize two types, or tiers, of capital: core ("Tier 1") capital and supplementary ("Tier 2") capital. Tier 1 capital generally includes common shareholders' equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is limited to 100% of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50% of Tier 1 capital.

    The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. At September 30, 2009, the Bank had a Tier 1 leverage capital ratio of 10.1%. The FDIC retains the right to require a particular institution to maintain a higher capital level based on the its particular risk profile.

    FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks. At September 30, 2009, the Bank's ratio of total capital to risk-weighted assets was 13.3% and the ratio of Tier 1 capital to risk-weighted assets was 12.0%.

    The Division requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At September 30, 2009, the Bank had a net worth of 9.5% of total assets.

    The table below sets forth the Bank's capital position relative to its FDIC capital requirements at September 30, 2009. The definitions of the terms used in the table are those provided in the capital regulations issued by the FDIC and reflect the higher Tier 1 leverage capital ratio that the Bank will be required to comply with in connection with the pending MOU. As previously discussed, in December 2009, the Bank reached an agreement with the FDIC and DFI on the terms of a pending MOU. For additional information regarding the MOU, see "Item 1A, Risk Factors -- Risks Related to Our Business -- We are required to comply with the terms of a memoranda of understanding issued by the FDIC and the Division and lack of compliance could result in additional regulatory actions."
                                                    At September 30, 2009
                                                -----------------------------
                                                          Percent of Adjusted
                                                Amount     Total Assets (1)
                                                ------    -------------------
                                                (Dollars in thousands)

Tier 1 (leverage) capital (2)................  $67,780           10.1%
Tier 1 (leverage) capital requirement (3)....   66,934           10.0
                                               -------           ----
Excess.......................................  $   846            0.1%
                                               =======           ====

Tier 1 risk adjusted capital.................  $67,780           12.0%
Tier 1 risk adjusted capital requirement.....   22,576            4.0
                                               -------           ----
Excess.......................................  $45,204            8.0%
                                               =======           ====

Total risk-based capital.....................  $74,923           13.3%
Total risk-based capital requirement.........   45,152            8.0
                                               -------           ----
Excess.......................................  $29,771            5.3%
                                               =======           ====
------------
(1) For the Tier 1 (leverage) capital and Washington regulatory capital calculations, percent of total average assets of $669.3 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $566.5 million.
(2) As a Washington-chartered savings bank, the Bank is subject to the capital requirements of the FDIC and the Division. The FDIC requires state-chartered savings banks, including the Bank, to have a minimum leverage ratio of Tier 1 capital to total assets of at least 3%, provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating any significant growth, are required to maintain a ratio of 1% to 2% above the stated minimum, with an absolute total capital to risk-weighted assets of at least 8%. Under the pending MOU, the Bank will be required to maintain at least a 10.0% Tier 1 leverage capital ratio.
(3) Reflects the higher Tier 1 leverage capital ratio that the Bank will be required to comply with under the agreed upon terms of the pending MOU. At September 30, 2009 the Bank's required Tier 1 (leverage) capital requirement was 4.0%, or $26,774.

    Events beyond the control of the Bank, such as a downturn in the economy in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its capital requirements under the MOU. See "Item 1A, Risk Factors --Risks Related to Our Business -- We are required to comply with the terms of a memoranda of understanding issued by the FDIC and the Division and lack of compliance could result in additional regulatory actions."

    Real Estate Lending Standards. FDIC regulations require the Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans. These standards, which must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions. The Bank's Board of Directors is required to review and approve the Bank's standards at least annually. The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans. Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan-to-value ratios should not exceed 100% of total capital, and the total of all loans for commercial, agricultural, multifamily or other non-one-to-four-family residential properties should not exceed 30% of total capital. Loans in excess of the supervisory loan-to-value ratio limitations must be identified in the Bank's records and reported at least quarterly to the Bank's Board of Directors. The Bank is in compliance with the record and reporting requirements. As of September 30, 2009, the Bank's aggregate loans in excess of the supervisory loan-to-value ratios were 22% of total capital and the Bank's loans on commercial, agricultural, multifamily or other non-one-to-four-family residential properties in excess of the supervisory loan-to-value ratios were 17% of total capital.

    Activities and Investments of Insured State-Chartered Financial Institutions. Federal law generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

    Washington state has enacted a law regarding financial institution parity. Primarily, the law affords Washington-chartered commercial banks the same powers as Washington-chartered savings banks. In order for a bank to exercise these powers, it must provide 30 days notice to the Director of the Washington Division of Financial Institutions and the Director must authorize the requested activity. In addition, the law provides that Washington-chartered commercial banks may exercise any of the powers that the Federal Reserve has determined to be closely related to the business of banking and the powers of national banks, subject to the approval of the Director in certain situations. The law also provides that Washington-chartered savings banks may exercise any of the powers of Washington-chartered commercial banks, national banks and federally-chartered savings banks, subject to the approval of the Director in certain situations. Finally, the law provides additional flexibility for Washington-chartered commercial and savings banks with respect to interest rates on loans and other extensions of credit. Specifically, they may charge the maximum interest rate allowable for loans and other extensions of credit by federally-chartered financial institutions to Washington residents.

    Environmental Issues Associated With Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), a federal statute that generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste. However, Congress asked to protect secured creditors by providing that the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this "secured creditor exemption" has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.

    To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

    Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to reserve requirements, as are any non-personal time deposits at a savings bank. As of September 30, 2009, the Bank's deposit with the Federal Reserve and vault cash exceeded its Regulation D reserve requirements.

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

    Community Reinvestment Act. Banks are also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency to assess a bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, an assessment is required of any bank which has applied to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. The Bank received a "satisfactory" rating during its most recent examination.

    Dividends. Dividends from the Bank constitute the major source of funds for dividends which may be paid by the Company shareholders. The amount of dividends payable by the Bank to the Company depends upon the Bank's earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Washington law, the Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (i) the amount required for liquidation accounts or (ii) the net worth requirements, if any, imposed by the Director of the Division. In addition, dividends on the Bank's capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of the Bank, without the approval of the Director of the Division.

    The amount of dividends actually paid during any one period will be strongly affected by the Bank's management policy of maintaining a strong capital position. Federal law further provides that no insured depository institution may pay a cash dividend if it would cause the institution to be "undercapitalized," as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice.

    Privacy Standards. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA") modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. The Bank is subject to FDIC regulations implementing the privacy protection provisions of the GLBA. These regulations require the Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices.

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

    Interstate Banking. The Federal Reserve must approve an application of bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period, not exceeding five years, specified by the law of the host state. Nor may the Federal Reserve approve an application if the applicant controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state that may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the federal law.

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

    Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Under the terms of the pending MOU the Bank may not pay dividends to its holding company without the prior consent of the FDIC and the Division.

    Stock Repurchases. Bank holding companies, except for certain "well-capitalized" and highly rated bank holding companies, are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve may disapprove a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.

    Capital Requirements. The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets.

    The Company's total risk based capital must equal 8% of risk-weighted assets and one half of the 8%, or 4%, must consist of Tier 1 (core) capital and its Tier 1 (core) capital must equal 4% of total assets. As of September 30, 2009, the Company's total risk based capital was 15.9% of risk-weighted assets and its risk based capital of Tier 1 (core) capital was 14.7% of risk-weighted assets.

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

    Audits. The Company is no longer subject to United States federal tax examination by tax authorities for years ended on or before September 30, 2004.

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

Personnel

    As of September 30, 2009, the Bank had 255 full-time employees and 35 part-time and on-call employees. The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees is good.

Executive Officers of the Registrant

    The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

                 Executive Officers of the Company and Bank

                     Age at                      Position
                   September -------------------------------------------------
Name               30, 2009            Company                  Bank
-----------------  --------- -------------------------  ----------------------

Michael R. Sand        55    President and Chief        President and Chief
                              Executive Officer           Executive Officer

Dean J. Brydon         42    Executive Vice President,  Executive Vice
                             Chief Financial Officer    President, Chief
                              and Secretary              Financial Officer and
                                                         Secretary

Robert A. Drugge       58    Executive Vice President   Executive Vice
                                                         President and
                                                         Business Banking
                                                         Division Manager

John P. Norawong       44    Executive Vice President   Executive Vice
                                                         President and
                                                         Community Banking
                                                         Division Manager

                   (table continued on following page)

                     Age at                      Position
                   September -------------------------------------------------
Name               30, 2009            Company                  Bank
-----------------  --------- -------------------------  ----------------------

Marci A. Basich        40    Senior Vice President and  Senior Vice President
                              Treasurer                  and Treasurer

Kathie M. Bailey       58    Senior Vice President      Senior Vice President
                                                         and Chief Operations
                                                         Officer

Michael J. Scott       63                               Senior Vice President
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

Item 1A.  Risk Factors
----------------------

    We assume and manage a certain degree of risk in order to conduct our business strategy. In addition to the risk factors described below, other risks and uncertainties not specifically mentioned, or that are currently known to, or deemed to be immaterial by management, also may materially and adversely affect our financial position, results of operations and/or cash flows. Before making an investment decision, you should carefully consider the risks described below together with all of the other information included in this Form 10-K. If any of the circumstances described in the following risk factors actually occur to a significant degree, the value of our common stock could decline, and you could lose all or part of your investment.

We are required to comply with the terms of a pending memorandum of understanding issued by the FDIC and the Division and lack of compliance could result in additional regulatory actions.

    In December 2009, the FDIC and the Division determined that the Bank required supervisory attention and reached an agreement on a Memorandum of Understanding, or MOU, with the Bank. Under the terms of the MOU, the Bank, without the prior written approval, or nonobjection, of the FDIC and/or the DFI, may not:

     * appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers;
     *  pay cash dividends to its holding company, Timberland Bancorp, Inc.;
        and
     * engage in any transactions that would materially change the balance sheet composition including growth in total assets of five percent or more or significant changes in funding sources, such as by increasing brokered deposits.

     Other material provisions of the order require the Bank and the Company to:

     * maintain Tier 1 Capital of not less than 10.0% of the Bank's adjusted total assets pursuant to Part 325 of the FDIC Rules and Regulations, and maintain capital ratios above "well capitalized" thresholds as defined under Section 325.103 of the FDIC Rules and Regulations;
     * maintain a fully funded allowance for loan and lease losses, the adequacy of which shall be deemed to be satisfactory to the FDIC and the DFI;
     * formulate and implement a written profit plan acceptable to the FDIC and the DFI;
     * eliminate from its books all assets classified "Loss" that have not been previously collected or charged-off;
     * reduce the dollar volume by 50% the assets classified "Substandard" and "Doubtful" at April 30, 2009;
     * develop a written plan for reducing the aggregate amount of its acquisition, development and construction loans; and
     * revise, adopt and fully implement a written liquidity and funds management policy.

     Following the effective date of the MOU, the Bank is required to provide the FDIC and DFI with progress reports regarding its compliance with the provisions of the MOU. The MOU will remain in effect until stayed, modified, terminated or suspended by the FDIC and the Division. If the FDIC and the Division were to determine that the Bank was not in compliance with the MOU, they would have available various remedies, including among others, the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to direct an increase in capital, to restrict the growth of the Bank, to remove officers and/or directors, and to assess civil monetary penalties. Management of the Bank has been taking action and implementing programs to comply with the requirements of the MOU. Although compliance with the MOU will be determined by the FDIC and the Division, management believes that the Bank has complied in all material respects with the provisions of the MOU required to be complied with as of the date of this report. The FDIC may determine, however, in its sole discretion that the issues raised by the MOU have not been addressed satisfactorily, or that any current or past actions, violations or deficiencies could be the subject of further regulatory enforcement actions. Such enforcement actions could involve penalties or limitations on our business at the Bank and negatively affect our ability to implement our business plan, as well as our financial condition and results of operations.

The current economic recession in the market areas we serve may continue to adversely impact our earnings and could increase the credit risk associated with our loan portfolio.

     Substantially all of our loans are to businesses and individuals in the state of Washington. A continuing decline in the economies of the our local market areas of Grays Harbor, Pierce, Thurston, King, Kitsap and Lewis counties in which we operate, and which we consider to be our primary market areas, could have a material adverse effect on our business, financial condition, results of operations and prospects. In particular, Washington has experienced substantial home price declines and increased foreclosures and have experienced above average unemployment rates.

     A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

     *  loan delinquencies, problem assets and foreclosures may increase;

     *  demand for our products and services may decline;

     * collateral for loans made may decline further in value, in turn reducing customers' borrowing power, reducing the value of assets and collateral associated with existing loans; and

     * the amount of our low-cost or non-interest bearing deposits may decrease.

Our real estate construction and land development loans are based upon estimates of costs and the value of the completed project.

     We make real estate construction loans to individuals and builders, primarily for the construction of residential properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At September 30, 2009, construction and land development loans totaled $139.7 million, or 23.5% of our total loan portfolio, of which $71.2 million were for residential real estate projects. Approximately $35.4 million of our residential construction loans were made to finance the construction of owner-occupied homes and are structured to be converted to permanent loans at the end of the construction phase. Land development loans, which are loans made with land as security, totaled $19.2 million, or 3.2%, of our total loan portfolio at September 30, 2009. In general, construction and land development lending involves additional risks because of the inherent difficulty in estimating a property's value both before and at completion of the project as well as the estimated cost of the project. Construction costs may exceed original estimates as a result of increased materials, labor or other costs. In addition, because of current uncertainties in the residential real estate market, property values have become more difficult to determine than they have historically been. Construction loans and land development loans often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest. These loans are also generally more difficult to monitor. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. At September 30, 2009, $17.0 million of our construction portfolio was comprised of speculative one-to-four family construction loans. Approximately $17.6 million, or 12.6%, of our total real estate construction and land development loans were non-performing at September 30, 2009.

Our emphasis on commercial real estate lending may expose us to increased lending risks.

     Our current business strategy includes the expansion of commercial real estate lending. This type of lending activity, while potentially more profitable than single-family residential lending, is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. In our primary market of southwest Washington, the housing market has slowed, with weaker demand for housing, higher inventory levels and longer marketing times. A further downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.

     At September 30, 2009, we had $188.2 million and $25.6 million of commercial and multi-family real estate mortgage loans, respectively, representing 31.6% and 4.3%, respectively, of our total loan portfolio.
These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower's project is reduced as a result of leases not being obtained or renewed, the borrower's ability to repay the loan may be impaired. Commercial real estate loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

     A secondary market for most types of commercial real estate and construction loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans.
As a result of these characteristics, if we foreclose on a commercial real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral. Accordingly, charge-offs on commercial and multi-family real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

    The FDIC, the Federal Reserve and the Office of Thrift Supervision have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our commercial real estate loan balance represents 300% or more of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Repayment of our commercial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

     At September 30, 2009, we had $13.8 million or 2.3% of total loans in commercial loans. Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.
Our business may be adversely affected by credit risk associated with residential property.

     At September 30, 2009, $152.3 million, or 25.6% of our total loan portfolio, was secured by one-to-four single-family mortgage loans and home equity loans. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the Washington housing market has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. Continued declines in both the volume of real estate sales and the sales prices coupled with the current recession and the associated increases in unemployment may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity, and damage our financial condition and business operations.

High loan-to-value ratios on a portion of our residential mortgage loan portfolio exposes us to greater risk of loss.

     Many of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have reduced equity because either we originated upon purchase a first mortgage with an 80% loan-to-value ratio or have originated a home equity loan with a combined loan-to-value ratio of up to 90%, and home values in our market areas have, on average, declined. Residential loans with high loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale. As a result, these loans may experience higher rates of delinquencies, defaults and losses.

Our provision for loan losses has increased substantially and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.

     For the fiscal year ended September 30, 2009 we recorded a provision for loan losses of $10.7 million, compared to $3.9 million for the fiscal year ended September 30, 2008. We also recorded net loan charge-offs of $4.4 million for the fiscal year ended September 30, 2009 compared to $647,000 for the year ended September 30, 2008. We are experiencing increasing loan delinquencies and credit losses. Our nonperforming loans and assets generally reflect unique operating difficulties for individual borrowers rather than weakness in the overall economy of the Pacific Northwest; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans. Slower sales in certain market areas and excess inventory in the housing market have been the primary causes of the increase in delinquencies and foreclosures for residential construction and land development loans, which represent 60.1% of our nonperforming assets at September 30, 2009. At September 30, 2009 our total nonperforming loans had increased to $29.3 million compared to $12.0 million at September 30, 2008. Further, our portfolio is concentrated in construction and land loans and commercial and commercial real estate loans, all of which have a higher risk of loss than residential mortgage loans.

     Moreover, until general economic conditions improve and if current trends in housing and real estate markets continue, we expect that we will continue to experience significantly higher than normal delinquencies and credit losses. As a result, we could be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could have a material adverse effect on our financial condition and results of operations.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

     Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

    *  the cash flow of the borrower and/or the project being financed;

    * changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;

    *  the duration of the loan;

    *  the credit history of a particular borrower; and

    *  changes in economic and industry conditions.

     We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

    * our general reserve, based on our historical default and loss experience and certain macroeconomic factors based on management's expectations of future events; and

    * our specific reserve, based on our evaluation of nonperforming loans and their underlying collateral.

     The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Our allowance for loan losses was 2.52% of gross loans held for investment and 48.39% of nonperforming loans at September 30, 2009. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and our capital.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

     We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property is taken in as other real estate owned ("OREO"), and at certain other times during the assets holding period. Our net book value ("NBV") in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset's NBV over its fair value. If our valuation process is incorrect, the fair value of our investments in real estate may not be sufficient to recover our NBV in such assets, resulting in the need for additional charge-offs.

Additional material charge-offs to our investments in real estate could have a material adverse effect on our financial condition and results of operations.

     In addition, bank regulators periodically review our OREO and may require us to recognize further charge-offs. Any increase in our charge-offs, as required by such regulators, may have a material adverse effect on our financial condition and results of operations.

Other-than-temporary impairment charges in our investment securities portfolio could result in significant losses and adversely affect our continuing operations.

     During the year ended September 30, 2009, we recognized a $5.9 million non-cash other than temporary impairment ("OTTI") charge on private label mortgage backed securities we hold for investment. At September 30, 2009 the fair value of these securities was $3.2 million. Management concluded that the decline of the estimated fair value below the cost of these securities was other than temporary and recorded a credit loss of $3.6 million through non-interest income. We determined the remaining decline in value was not related to specific credit deterioration. We closely monitor our investment securities for changes in credit risk. The valuation of our investment securities also is influenced by external market and other factors, including implementation of Securities and Exchange Commission and Financial Accounting Standards Board guidance on fair value accounting, default rates on residential mortgage securities, rating agency actions, and the prices at which observable market transactions occur. The current market environment significantly limits our ability to mitigate our exposure to valuation changes in our investment securities by selling them. Accordingly, if market conditions deteriorate further and we determine our holdings of our private label mortgage backed securities or other investment securities are OTTI, our future earnings, shareholders' equity, regulatory capital and continuing operations could be materially adversely affected.

An increase in interest rates, change in the programs offered by the FHLMC or our ability to qualify for their programs may reduce our mortgage revenues, which would negatively impact our non-interest income.

     The sale of residential mortgage loans to the FHLMC provides a significant portion of our non-interest income. Any future changes in their program, our eligibility to participate in such program, the criteria for loans to be accepted or laws that significantly affect the activity of the FHLMC could, in turn, materially adversely affect our results of operations if we could not find other purchasers. Further, in a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold. This would result in a decrease in mortgage revenues and a corresponding decrease in non-interest income. In addition, our results of operations are affected by the amount of non-interest expense associated with our loan sale activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.

Our real estate lending also exposes us to the risk of environmental liabilities.

     In the course of our business, we may foreclose and take title to real estate, and we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial.

     In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition and results of operations could be materially and adversely affected.

Fluctuating interest rates can adversely affect our profitability.

     Our profitability is dependent to a large extent upon net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. Changes in interest rates also can affect: (1) our ability to originate and/or sell loans; (2) the value of our interest-earning assets, which would negatively impact shareholders' equity, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

     Additionally, a substantial majority of our real estate secured loans held are adjustable-rate loans. Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, increasing the possibility of default.

Increases in deposit insurance premiums and special FDIC assessments will hurt our earnings.

     Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (seven cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to five basis points on each institution's assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution's assessment base. Our FDIC deposit insurance expense for the year ended September 30, 2009 was $778,000, including the special assessment of $300,000 recorded in June 2009 and paid on September 30, 2009. This compares to our FDIC deposit insurance expense of $130,000 for the year ended September 30, 2008.

     In addition, the FDIC may impose additional emergency special assessments, of up to five basis points per quarter on each institution's assets minus Tier 1 capital if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the Deposit Insurance Fund reserve ratio due to institution failures. The latest date possible for imposing any such additional special assessment is December 31, 2009, with collection on March 30, 2010. Any additional emergency special assessment imposed by the FDIC will hurt our earnings. Additionally, the FDIC has adopted a rule that requires financial institutions to prepay on December 30, 2009 its estimated amount of its quarterly risk-based assessments for the fourth quarter of 2009 and for all quarters throught the end of 2012. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely. This prepayment rule will not immediately impact our earnings as the payment would be expensed over time.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

     Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and advances from the FHLB of Seattle ("FHLB"), the Federal Reserve Bank of San Francisco ("FRB") and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general - such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington markets where our loans are concentrated or adverse regulatory action against us.

     Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Although we consider our sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, our financial condition, results of operations, growth and future prospects could be materially adversely affected. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

     We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. At some point, we may need to raise additional capital to support continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our financial condition and liquidity could be materially and adversely affected.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations, including changes that may restrict our ability to foreclose on single-family home loans and offer overdraft protection.

     We are subject to extensive examination, supervision and comprehensive regulation by the FDIC and the Washington Department of Financial Institutions. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds, and the banking system as a whole, and not holders of our common stock. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal and state regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

     New legislation proposed by Congress may give bankruptcy courts the power to reduce the increasing number of home foreclosures by giving bankruptcy judges the authority to restructure mortgages and reduce a borrower's payments. Property owners would be allowed to keep their property while working out their debts. Other similar bills placing additional temporary moratoriums on foreclosure sales or otherwise modifying foreclosure procedures to the benefit of borrowers and the detriment of lenders may be enacted by either Congress or the State of Washington in the future. These laws may further restrict our collection efforts on one-to-four single-family loans. Additional legislation proposed or under consideration in Congress would give current debit and credit card holders the chance to opt out of an overdraft protection program and limit overdraft fees which could result in additional operational costs and a reduction in our non-interest income.

     Further, our regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by financial institutions and holding companies in the performance of their supervisory and enforcement duties. In this regard, banking regulators are considering additional regulations governing compensation which may adversely affect our ability to attract and retain employees. On June 17, 2009, the Obama Administration published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system. The reform plan proposes, among other matters, the creation of a new federal agency, the Consumer Financial Protection Agency, that would be dedicated to protecting consumers in the financial products and services market. The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, and compensation practices. If implemented, the foregoing regulatory reforms may have a material impact on our operations. However, because the legislation needed to implement the President's reform plan has not been introduced, and because the final legislation may differ significantly from the legislation proposed by the Administration, we cannot determine the specific impact of regulatory reform at this time.

We may experience future goodwill impairment, which could reduce our earnings.

     We performed our test for goodwill impairment for fiscal year 2009, but no impairment was identified. Our assessment of the fair value of goodwill is based on an evaluation of current purchase transactions, discounted cash flows from forecasted earnings, our current market capitalization, and a valuation of our assets. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect and an impairment of goodwill was deemed to exist, we would be required to write down our assets resulting in a charge to earnings, which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital.

Our investment in Federal Home Loan Bank stock may become impaired.

     At September 30, 2009, we owned $5.7 million in FHLB stock. As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is carried at cost, and it is subject to recoverability testing per accounting guidance for the impairment of long-lived assets. The FHLB recently announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the "FHFA"), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has not paid a dividend since the fourth quarter of 2008. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet. As a result, we have not recorded an other-than-temporary impairment on our investment in FHLB stock. However, continued deterioration in the FHLB's financial position may result in impairment in the value of those securities. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

Risks specific to our participation in TARP.

    Because of our participation in the TARP CPP we are subject to restrictions on compensation paid to our executives. Pursuant to the terms of the TARP CPP we adopted certain standards for executive compensation and corporate governance for the period during which the Treasury holds an investment in us. These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. Pursuant to the American Recovery and Reinvestment Act and its implementing regulations, further compensation restrictions have been imposed on us with respect to our senior executive officers and other most highly compensated employees, including significant limitations on our ability to pay incentive compensation and make severance payments. Such restrictions and any future limitations on compensation that may be adopted could adversely affect our ability to hire and retain the most qualified management and other personnel.

     The securities purchase agreement between us and Treasury limits our ability to pay dividends on and repurchase our common stock. The securities purchase agreement between us and Treasury provides that prior to the earlier of (i) December 23, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of Treasury, (a) increase the cash dividend on our common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than the Series A Preferred Stock or any trust preferred securities. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock. These restrictions, together with the potentially dilutive impact of the warrant described in the next risk factor, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce or eliminate our common stock dividend in the future.

     The Series A Preferred Stock impacts net income available to our common shareholders and earnings per common share and the warrant we issued to Treasury may be dilutive to holders of our common stock. The dividends declared on the Series A Preferred Stock reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale of the Series A Preferred Stock is exercised. The shares of common stock underlying the warrant represent approximately 5.0% of the shares of our common stock outstanding as of September 30, 2009 (including the shares issuable upon exercise of the warrant in total shares outstanding). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

Item 1B.  Unresolved Staff Comments
-----------------------------------

     Not applicable.

Item 2.  Properties
-------------------

     At September 30, 2009 the Bank operated 22 full service facilities. The following table sets forth certain information regarding the Bank's offices, all of which are owned, except for the Tacoma office, the Gig Harbor office and the Lacey office at 1751 Circle Lane SE, which are leased.

                                              Approximate       Deposits at
Location                       Year Opened  Square Footage  September 30, 2009
---------------------------    -----------  --------------  ------------------
                                                              (In thousands)
Main Office:

624 Simpson Avenue                 1966          7,700            $82,342
Hoquiam, Washington 98550

Branch Offices:

300 N. Boone Street                1974          3,400             33,085
Aberdeen, Washington 98520

201Main Street South               2004           3200             31,573
Montesano, Washington 98563

361 Damon Road                     1977          2,100             23,317
Ocean Shores, Washington 98569

2418 Meridian East                 1980          2,400             37,197
Edgewood, Washington 98371

202 Auburn Way South               1994          4,200             24,686
Auburn, Washington 98002

12814 Meridian East (South Hill)   1996          4,200             29,766
Puyallup, Washington 98373

1201 Marvin Road, N.E.             1997          4,400             15,798
Lacey, Washington 98516

101 Yelm Avenue W.                 1999          1,800             13,046
Yelm, Washington 98597

20464 Viking Way NW                1999          3,400              8,780
Poulsbo, Washington  98370

2419 224th Street E.               1999          3,900             23,676
Spanaway, Washington 98387

801 Trosper Road SW                2001          3,300             23,434
Tumwater, Washington 98512

7805 South Hosmer Street            2001          5,000            20,271
Tacoma, Washington 98408

2401 Bucklin Hill Road              2003          4,000            25,636
Silverdale, Washington 98383

423 Washington Street SE            2003          3,000            15,478
Olympia, Washington 98501

                          (table continued on following page)

                                              Approximate       Deposits at
Location                       Year Opened  Square Footage  September 30, 2009
---------------------------    -----------  --------------  ------------------
                                                              (In thousands)

3105 Judson St                      2004          2,700           $13,520
Gig Harbor, Washington 98335

117 N. Broadway                     2004          3,700            14,473
Aberdeen, Washington 98520

313 West Waldrip                    2004          5,900            19,588
Elma, Washington 98541

1751 Circle Lane SE                 2004            900            12,496
Lacey, Washington 98503

101 2nd Street                      2004          1,800            19,643
Toledo, Washington 98591

209 NE 1st Street                   2004          3,400            15,207
Winlock, Washington 98586

714 W. Main Street                  2009          4,600             2,649
Chehalis, Washington 98532

Loan Center/Data Center:

120 Lincoln Street                  2003          6,000
Hoquiam, Washington 98550

Other Properties:

305 8th Street(1)
Hoquiam, Washington 98550           2004          4,100

----------
(1) Office at 305 8th Street, Hoquiam, Washington was consolidated into the office at 624 Simpson Avenue, Hoquiam, Washington on November 15, 2004. The building is currently being used for storage and other administrative purposes.

     Management believes that all facilities are appropriately insured and are adequately equipped for carrying on the business of the Bank.

     At September 30, 2009 the Bank operated 23 proprietary ATMs that are part of a nationwide cash exchange network.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2009.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and
------------------------------------------------------------------------------
Issuer Purchases of Equity Securities
-------------------------------------

     The Company's common stock is traded on the Nasdaq Global Market under the symbol "TSBK." As of November 30, 2009, there were 7,045,036 shares of common stock issued and approximately 622 shareholders of record. The following table sets forth the market price range of the Company's common stock for the years ended September 30, 2009 and 2008. This information was provided by the Nasdaq Stock Market.

                              High      Low     Dividends
                            -------   -------   ---------
Fiscal 2009
-----------
First Quarter..............  $7.99     $5.10     $0.11
Second Quarter.............   7.93      1.94      0.11
Third Quarter..............   6.00      3.57      0.11
Fourth Quarter.............   5.63      3.90      0.06

                              High      Low     Dividends
                            -------   -------   ---------
Fiscal 2008
-----------
First Quarter.............. $16.28    $11.85     $0.10
Second Quarter.............  13.00     10.55      0.11
Third Quarter..............  12.34      7.80      0.11
Fourth Quarter.............   9.40      5.90      0.11

Dividends

     Dividend payments by the Company are dependent primarily on dividends received by the Company from the Bank. Under federal regulations, the dollar amount of dividends the Bank may pay is dependent upon its capital position and recent net income. Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the FDIC regulations. However, institutions that have converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the mutual to stock conversion. In addition, the Bank is subject to restrictions on its ability to pay dividends to its holding company under the terms of the pending MOU. See "Item 1A, Risk Factors -- Risks Related to Our Business -- We are required to comply with the terms of a memoranda of understanding issued by the FDIC and the Division and lack of compliance could result in additional regulatory actions." Further, the Company also is subject to restrictions on its ability to pay dividends pursuant to the terms of the securities purchase agreement between the Company and the U.S. Treasury. For additional information, see Item 1A, "Risk Factors -- Risks specific to our participation in TARP."

Equity Compensation Plan Information

     The equity compensation plan information presented under subparagraph (d) in Part III, Item 12. of this Form 10-K is incorporated herein by reference.

Stock Repurchases

     The Company has had various buy-back programs since January 1998. On February 25, 2008, the Company announced a plan to repurchase 343,468 shares of the Company's common stock. This was the Company's 16th stock repurchase plan. As of September 30, 2009, the Company had not repurchased any shares under this plan. The Company is subject to restrictions on its ability to repurchase its common stock pursuant to the terms of the securities purchase agreement between the Company and the U.S. Treasury. For additional information, see Item 1A, "Risk Factors - Risks specific to our participation in TARP." Cumulatively, the Company has repurchased 7,783,934 shares at an average price of $8.98 per share. This represents 58.9% of the 13,225,000 shares that were issued when the Company went public in January 1998.

     The following table sets forth the Company's repurchases of its outstanding Common Stock during the fourth quarter of the year ended September 30, 2009.

                                                                 Maximum
                                                 Total Number   Number (or
                                                  of Shares    Approximate
                                                 Purchased as  Dollar Value)
                           Total                   Part of    of Shares that
                         Number of    Average     Publicly      May Yet Be
                          Shares     Price Paid   Announced     Purchased
       Period            Purchased    per Share     Plans     Under the Plans
-----------------------  ---------   ----------  -----------  ---------------
July 1, 2009 -
 July 31, 2009.........       --           --          --         343,468

August 1, 2009 -
 August 31, 2009.......       --           --          --         343,468

September 1, 2009 -
 September 30, 2009....       --           --          --         343,468

Total..................       --           --          --         343,468


--------------
(1) As part of the Company's participation in the Treasury's Capital Purchase Program the repurchase program announced on February 25, 2008 was suspended indefinitely.

     The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq U.S. Companies Index and with the SNL $250 to $500 Million Asset Thrift Index and the SNL $500 to $1 Billion Asset Thrift Index, peer group indices. Total return assumes the reinvestment of all dividends and that the value of the Company's Common Stock and each index was $100 on September 30, 2004.





[GRAPH APPEARS HERE]





                                         Period Ending
                    ----------------------------------------------------------
Index               09-30-04  09-30-05  09-30-06  09-30-07  09-30-08  09-30-09
------------------  --------  --------  --------  --------  --------  --------
Timberland Bancorp,
 Inc..............   $100.00   101.42    157.11    143.08      71.88    47.44
NASDAQ Composite..    100.00   113.44    119.06    142.42     110.28   111.89
SNL $250m-$500 M
 Thrift Index.....    100.00    98.33    107.00     98.87      84.07    78.82
SNL $500m-$1 B
 Thrift Index.....    100.00   102.03    118.53    114.23      85.53    71.61


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

                                              At September 30,
                                ---------------------------------------------
                                 2009     2008      2007      2006      2005
                                ------   ------    ------    ------    ------
                                                (In thousands)
SELECTED FINANCIAL CONDITION DATA:

Total assets.................$701,676  $681,883  $644,848  $577,087  $552,765
Loans receivable and loans
 held for sale, net.......... 547,208   557,687   515,341   424,645   388,109
Investment securities
 available-for-sale..........      --        --    50,851    63,805    65,860
Investment securities
 held-to-maturity............      27        28        --        --        --
Mortgage-backed securities
 held-to-maturity............   7,060    14,205        71        75       104
Mortgage-backed securities
 available-for-sale..........  13,471    17,098    13,047    17,603    23,735
FHLB Stock...................   5,705     5,705     5,705     5,705     5,705
Cash and due from financial
 institutions, interest-
 bearing deposits in banks
 and fed funds sold.........   66,462    42,874    16,670    22,789    28,718
Certificates of deposit
 held for investment........    3,251        --        --       100        --
Deposits....................  505,661   498,572   466,735   431,061   411,665
FHLB advances...............   95,000   104,628    99,697    62,761    62,353
Federal Reserve Bank
 advances...................   10,000        --        --        --        --
Shareholders' equity........   87,199    74,841    74,547    79,365    74,642

                                            Year Ended September 30,
                                ---------------------------------------------
                                 2009     2008      2007      2006      2005
                                ------   ------    ------    ------    ------
                                    (In thousands, except per share data)
SELECTED OPERATING DATA:

Interest and dividend
  income....................  $38,801   $43,338   $41,944   $35,452   $30,936
Interest expense............   13,504    16,413    15,778    10,814     8,609
                              -------   -------   -------   -------   -------
Net interest income.........   25,297    26,295    26,166    24,638    22,327
Provision for loan losses...   10,734     3,900       686        --       141
                              -------   -------   -------   -------   -------
Net interest income after...
 provision for loan losses..   14,563    23,025    25,480    24,638    22,186
Non-interest income.........    6,949     4,178     5,962     6,244     6,073
Non-interest expense........   22,739    20,374    19,451    18,896    18,536
Income (loss) before
  income taxes..............   (1,227)    6,829    11,991    11,986     9,723
Provision (benefit) for
 federal and state income
 taxes......................     (985)    2,824     3,828     3,829     3,105
                              -------   -------   -------   -------   -------
Net income (loss)...........  $  (242)  $ 4,005   $ 8,163   $ 8,157   $ 6,618
                              =======   =======   =======   =======   =======
Preferred stock dividends...  $   643   $    --   $    --   $    --   $    --
Preferred stock accretion...      129        --        --        --        --
                              -------   -------   -------   -------   -------
Net income (loss) available
 to common shareholders.....  $(1,014)  $ 4,005   $ 8,163   $ 8,157   $ 6,618
                              =======   =======   =======   =======   =======
Earnings (loss) per common
 share (1):
  Basic.....................  $ (0.15)  $  0.62   $  1.20   $  1.16   $  0.95
  Diluted...................  $ (0.15)  $  0.61   $  1.17   $  1.12   $  0.91
Dividends per common share
 (1)........................  $  0.39   $  0.43   $  0.37   $  0.33   $  0.31

Dividend payout ratio (2)...     N/A      74.33%    32.86%    30.55%    35.01%

-----------------
(1) Has been restated to reflect the two-for-one split of common stock, in the form of a 100% stock dividend paid on June 5, 2007.
(2) Cash dividends to common shareholders divided by net income (loss) available to common shareholders.

                                              At September 30,
                                ---------------------------------------------
                                 2009     2008      2007      2006      2005
                                ------   ------    ------    ------    ------
OTHER DATA:

Number of real estate loans
 outstanding..................   3,062    3,261     3,295     3,005     3,022
Deposit accounts..............  53,941   53,501    53,166    51,392    51,496
Full-service offices..........      22       21        21        21        21

                                    At or For the Year Ended September 30,
                                ---------------------------------------------
                                 2009     2008      2007      2006      2005
                                ------   ------    ------    ------    ------
KEY FINANCIAL RATIOS:

Performance Ratios:
 Return (loss) on average
  assets (1)..................  (0.04)%    0.61%     1.34%     1.47%     1.23%
 Return (loss) on average
  equity (2)..................  (0.28)     5.35     10.67     10.59      9.08
 Interest rate spread (3).....   3.64      3.98      4.18      4.49      4.30
 Net interest margin (4)......   4.01      4.41      4.69      4.91      4.60
 Average interest-earning
  assets to average interest-
  bearing liabilities......... 117.42    115.70    118.01    119.20    116.56
 Noninterest expense as a
  percent of average total
  assets......................   3.35      3.10      3.20      3.41      3.44
 Efficiency ratio (5).........  70.52     65.42     60.54     61.19     65.27
 Book value per share (6).....  10.17    $10.74    $10.72    $10.56    $ 9.93
 Book value per share (7).....  10.68     11.34     11.39     11.22     10.65
Tangible book value per share
 (6)(8).......................   9.26      9.79      9.73      9.61      8.93
Tangible book value per share
 (7)(8).......................   9.72     10.34     10.34     10.21      9.58

Asset Quality Ratios:
 Non-accrual and 90 days or
  more past due loans as a
  percent of total loans
  receivable, net.............   5.36%     2.12%     0.29%     0.02%     0.75%
 Non-performing assets as a
  percent of total assets (9).   5.41      1.83      0.23      0.02      0.62
 Allowance for loan losses as
  a percent of total loans
  receivable, net (10)........   2.59      1.44      0.92      0.96      1.05
 Allowance for losses as a
  percent of non-performing
  loans (11)..................  48.39     67.14    321.95  5,152.50    140.09
 Net charge-offs (recoveries)
  to average outstanding
  loans.......................   0.79      0.12               (0.01)     0.01
Capital Ratios:
 Total equity-to-assets
  ratio.......................  12.43%    10.98%   11.56%     13.75%    13.50%
 Tangible equity-to-assets
   ratio......................   9.30     10.00    10.49      12.51     12.15
 Average equity to average
  assets......................  12.72     11.47    12.58      13.90     13.53

-----------
(1)  Net income divided by average total assets.
(2)  Net income divided by average total equity.
(3) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(4) Net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

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

Special Note Regarding Forward-Looking Statements

     These forward-looking statements are intended to be covered by the safe harbor for forward- looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact and often include the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the FDIC and the Division or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; our compliance with regulatory enforcement actions; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; legislative or regulatory changes that adversely affect our business including changes in regulatory polices and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this Form 10-K.

     Any forward-looking statements are based upon management's beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this annual report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2010 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company's operating and stock price performance.

Critical Accounting Policies and Estimates

      The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America ("GAAP") in the preparation of the Company's Consolidated Financial Statements. The Company has identified five policies, that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements. These policies relate to the methodology for the determination of the allowance for loan losses, the valuation of mortgage servicing rights ("MSRs"), the determination of other than temporary impairments in the market value of investment securities, the determination of goodwill impairment and the determination of the recorded value of other real estate owned. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussion and Analysis contained herein and in the notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K. In particular, Note 1 of the Notes to Consolidated Financial Statements, "Summary of Significant Accounting Policies," generally describes the Company's accounting policies. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the Company's Consolidated Financial Statements to these critical policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.

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

      The estimated fair value is evaluated at least annually by a third party firm for impairment by comparing actual cash flows and estimated cash flows from the servicing assets to those estimated at the time servicing assets were originated. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSRs' portfolio. The Company's methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions. For example, the determination of fair value uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on the fair value. Thus, any measurement of MSRs' fair value is limited by the conditions existing and assumptions as of the date made. Those assumptions may not be appropriate if they are applied at different times.

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

     Goodwill. Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is analyzed annually for impairment. An annual review is performed at the end of the third quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. If the fair value of the Company's sole reporting unit exceeds the recorded value of the reporting unit, goodwill is not considered impaired and no additional analysis is necessary.

     One of the circumstances evaluated when determining if an impairment test of goodwill is needed more frequently than annually is the extent and duration that the Company's market capitalization (total common shares outstanding multiplied by current stock price) is less than the total equity applicable to common shareholders. During the quarter ended March 31, 2009, the Company's market capitalization decreased to a level that required a goodwill impairment test prior to the annual test. Therefore, the Company engaged a third party firm to perform an interim test for goodwill impairment during the quarter ended March 31, 2009. The test concluded that recorded goodwill was not impaired. The Company updated the interim test for goodwill impairment internally during the quarter ended June 30, 2009 and concluded that recorded goodwill was not impaired. As of September 30, 2009, there have been no events or changes in the circumstances that would indicate a potential impairment. No assurance can be given, however, that the Company will not record an impairment loss on goodwill in the future.

     Other Real Estate Owned and Other Repossessed Items. Other real estate owned and other repossessed items consist of properties or assets acquired through or in lieu of foreclosure, and are recorded initially at the fair value of the properties less estimated costs of disposal. Costs relating to development and improvement of the properties or assets are capitalized while costs relating to holding the properties or assets are expensed. Valuations are periodically performed by management, and a charge to earnings is recorded if the recorded value of a property exceeds its estimated net realizable value.

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

      Diversify Primary Market Area by Expanding Branch Office Network. In an effort to lessen its dependence on the Grays Harbor County market whose economy has historically been tied to the timber and fishing industries, the Bank has opened branch offices in Pierce, King, Thurston and Kitsap Counties. Pierce, King, Thurston and Kitsap Counties contain the Olympia, Bremerton, and Seattle-Tacoma metropolitan areas and their economies are more diversified with the presence of government, aerospace and computer technology industries. In October 2004, the Bank continued its geographic diversification by acquiring two branches in Lewis County as part of a seven-branch acquisition. In August 2008, the Bank announced plans to open an additional full-service branch in Lewis County, which opened in May 2009. With the construction of this new branch office, the Bank's existing loan production office in Lewis County was consolidated into the new facility.

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

      Emphasize Residential Mortgage Lending. The Bank has historically attempted to establish itself as a niche lender in its primary market areas by focusing a part of its lending activities on the origination of loans secured by one- to four-family residential dwellings, including loans for the construction of residential dwellings. In an effort to meet the credit needs of borrowers in its primary market areas, the Bank originates one- to four-family mortgage loans that do not qualify for sale in the secondary market under FHLMC guidelines. The Bank has also been an active participant in the secondary market, originating residential loans for sale to the FHLMC on a servicing retained basis. The Bank occasionally retains fixed-rate one- to four-family mortgage loans in its portfolio for yield and asset-liability management purposes.

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

      Sharp increases or decreases in interest rates may adversely affect the Bank's earnings. Management of the Bank monitors the Bank's interest rate sensitivity through the use of a model provided for the Bank by FIMAC Solutions, LLC ("FIMAC"), a company that specializes in providing the financial services industry interest risk rate risk and balance sheet management services. Based on a rate shock analysis prepared by FIMAC based on data at September 30, 2009, an immediate increase in interest rates of 200 basis points would increase the Bank's projected net interest income by approximately 2.1%, primarily because a larger portion of the Bank's interest rate sensitive assets than interest rate sensitive liabilities would reprice within a one year period. Similarly, an immediate 200 basis point decrease in interest rates would negatively affect net interest income by approximately 3.8%, as repricing would have the opposite effect. See "- Quantitative Aspects of Market Risk" below for additional information. Management has sought to sustain the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Bank actively originates adjustable-rate loans for retention in its loan portfolio. Fixed-rate mortgage loans with maturities greater than seven years generally are originated for the immediate or future resale in the secondary mortgage market. At September 30, 2009, adjustable-rate mortgage loans constituted $229.1 million or 68.8%, of the Bank's total mortgage loan portfolio due after one year. Although the Bank has sought to originate ARM loans, the ability to originate such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer fixed-rate loans.

      Consumer loans and construction and land development loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Bank's exposure to fluctuations in interest rates. At September 30, 2009, the construction and land development, and consumer loan portfolios amounted to $139.7 million and $51.6 million, or 23.5% and 8.7% of total loans receivable (including loans held for sale), respectively.

      Quantitative Aspects of Market Risk. The model provided for the Bank by FIMAC estimates the changes in net portfolio value ("NPV") and net interest income in response to a range of assumed changes in market interest rates.
The model first estimates the level of the Bank's NPV (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment. In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates. The model then recalculates the Bank's NPV under different interest rate scenarios. The change in NPV under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk. The following table is provided by FIMAC based on data at September 30, 2009.

                   Net Interest Income(1)(2)       Current Market Value
 Hypothetical  ------------------------------  -------------------------------
Interest Rate  Estimated  $ Change   % Change  Estimated  $ Change   % Change
  Scenario       Value    from Base  from Base   Value    from Base  from Base
-------------  ---------  ---------  --------- ---------  ---------  ---------
(Basis Points)                     (Dollars in thousands)

    +300         $24,411    $ 690       2.91%   $80,626     $(8,526)   (9.56)%
    +200          24,226      505       2.13     83,917      (5,235)   (5.87)
    +100          24,077      356       1.50     87,568      (1,584)   (1.78)
    BASE          23,721       --         --     89,152          --       --
    -100          23,466     (255)     (1.08)    89,188          36     0.04
    -200          22,825     (896)     (3.78)    90,902       1,750     1.96
    -300          21,447   (2,274)     (9.59)    95,279       6,127     6.87

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

    In the event of a 200 basis point decrease in interest rates, the Bank would be expected to experience a 2.0% increase in NPV and a 3.8% decrease in net interest income. In the event of a 200 basis point increase in interest rates, a 5.9% decrease in NPV and a 2.1% increase in net interest income would be expected. Based upon the modeling described above, the Bank's asset and liability structure generally results in decreases in net interest income in a declining interest rate scenario and increases in net interest income in a rising rate scenario. This structure also generally results in decreases in NPV in rising rate scenarios and increases in NPV in declining rate scenarios.

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

Comparison of Financial Condition at September 30, 2009 and September 30, 2008

    The Company's total assets increased by $19.8 million, or 2.9%, to $701.7 million at September 30, 2009 from $681.9 million at September 30, 2008, primarily attributable to a $26.8 million increase in cash equivalents and certificate of deposits held for investment, a $7.7 million increase in OREO and other repossessed items, a $1.3 million increase in mortgage servicing rights and a $1.2 million increase in premises and equipment. This increase was partially offset by a $10.5 million decrease in net loans receivable and a $10.8 million decrease in investment and mortgage-backed securities. This asset growth was primarily funded by a $7.1 million increase in deposits increased capital from the sale of senior preferred stock.

    The Company's capital increased by $12.4 million, or 16.5%, to $87.2 million at September 30, 2009 from $74.8 million at September 30, 2008, primarily as a result of the sale of $16.6 million in senior preferred stock to the U.S. Treasury Department as part of the Treasury's Capital Purchase Program. The Company remains well capitalized with a total capital to risk-weighted assets ratio of 15.9% at September 30, 2009.

    A more detailed explanation of the changes in significant balance sheet categories follows:

    Cash Equivalents and Certificate of Deposits Held for Investment: Cash equivalents and certificate of deposits held for investment increased by $26.2 million, or 62.6%, to $69.7 million at September 30, 2009 from $42.9 million at September 30, 2008. The increase in cash equivalents was primarily due to the Company's decision to increase its liquidity position.

    Investment Securities and Mortgage-backed Securities and FHLB Stock:
Investment and mortgage-backed securities (including FHLB stock) decreased by $10.8 million, or 29.1%, to $26.3 million at September 30, 2009 from $37.0 million at September 30, 2008. The decrease was primarily as a result of regular amortization and prepayments on mortgage-backed securities and a $5.9 million gross impairment charge recorded on private label mortgage-backed securities. The securities on which the OTTI charges were recognized were acquired from the in-kind redemption of the Bank's investment in the AMF family of mutual funds in June 2008 and the impairment charge was recorded through earnings for the credit related portion and through other comprehensive loss for the non-credit related portion. For additional details on investments and mortgage-backed securities, see "Item 1, Business Investment Activities" and Note 3 of the Notes to the Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

    Loans Receivable and Loans Held for Sale, Net of Allowance for Loan
Losses: Net loans receivable, including loans held for sale, decreased by $10.5 million or 1.9% to $547.2 million at September 30, 2009 from $557.7 million at September 30, 2008. The decrease in the portfolio was primarily a result of a $34.6 million decrease in construction loans (net of the undisbursed portion of construction loans in process), a $7.8 million decrease in consumer loans, a $7.2 million decrease in commercial business loans, a $1.7 million decrease in one- to four-family mortgage loans and a $6.1 million increase in the allowance for loan losses. These decreases were partially offset by a $42.0 million increase in commercial real estate loan and a $4.9 million increase in land loans.

    Loan originations (including participation interests purchased) increased by 11.8% to $295.3 million for the year ended September 30, 2009 from $261.4 million for the year ended September 30, 2008. The Bank sold $162.9 million in fixed rate one- to four-family mortgage loans during the year ended September 30, 2009 compared to $45.3 million for the fiscal year ended
September 30, 2008.    For additional information on loans, see "Item 1,
Business Lending Activities" and Note 4 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

    Premises and Equipment: Premises and equipment increased by $1.2 million, or 6.9%, to $18.0 million at September 30, 2009 from $16.9 million at September 30, 2008. The increase was primarily as a result of the construction of the Bank's new branch facility in Chehalis, Washington and remodeling costs associated with several branch offices. These increases were partially offset by depreciation and the sale of a portion of the Bank's Edgewood branch office property in lieu of an eminent domain action to facilitate a road widening project. For additional information on premises and equipment, see "Item 2, Properties" and Note 6 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

    Other Real Estate Owned ("OREO"): OREO and other repossessed items increased by $7.7 million, or 1,501.8% to $8.2 million at September 30, 2009 from $511,000 at September 30, 2008. The balance was comprised of 26 individual properties representing 14 relationships. The largest OREO property had a balance of $2.31 million and consisted of a 78 lot plat located in Richland, Washington. For additional information on OREO, see "Item 1,
Business Lending Activities   Nonperforming Assets" and Note 7 of the Notes to
Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

    Goodwill and Core Deposit Intangible ("CDI"): The value of goodwill at $5.7 million at September 30, 2009 remained unchanged from September 30, 2008. The amortized value of CDI decreased by $217,000 to $755,000 at September 30, 2009 from $972,000 at September 30, 2008 due to scheduled amortization. The Company recorded goodwill and CDI in connection with the October 2004 acquisition of seven branches and related deposits. The Company performed its annual review of goodwill as of June 30, 2009 and determined that there was no impairment to goodwill. For additional information of goodwill and CDI, see Note 1 and Note 8 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

    Deposits: Deposits increased by $7.09 million, or 1.4%, to $505.7 million at September 30, 2009 from $498.6 million at September 30, 2008, primarily due to a $26.9 million increase in N.O.W. checking account balances, a $9.7 million increase in non-brokered certificate of deposit account balances and a $2.2 million increase in savings account balances. These increases were partially offset by a $22.2 million decrease in brokered certificate of deposit account balances, a $7.9 million decrease in money market account balances, and a $1.7 million decrease in non-interest checking account balances. For additional information on deposits, see "Item 1, Business Deposit Activities and Other Sources of Funds" and Note 9 of the Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

    FHLB Advances and Other Borrowings: FHLB advances and other borrowings increased by $391,000, or 0.4%, to $105.8 million at September 30, 2008 from $105.4 million at September 30, 2009 as the Bank used additional advances to fund a small portion of asset growth. For additional information on borrowings, see "Item 1, Business Deposit Activities and Other Sources of
Funds   Borrowings" and Notes 10 and 11 of the Notes to Consolidated Financial
Statements contained in "Item 8, Financial Statements and Supplementary Data."

    Shareholders' Equity: Total shareholders' equity increased by $12.4 million, or 16.5%, to $87.2 million at September 30, 2009 from $74.8 million at September 30, 2008. The increase was primarily a result of the sale of $16.6 million in senior preferred stock to the U.S. Treasury Department as part of the Treasury's Capital Purchase Program. As part of the transaction, the Company also issued warrants to the Treasury to purchase up to $2.5 million in common stock. The transaction is part of the Treasury's program to encourage qualified financial institutions to build capital to increase the flow of financing to businesses and consumers and to support the U.S. economy.

    Also impacting shareholders' equity during the year ended September 30, 2009 was the payment of $3.3 million in cash dividends on common and preferred stock and a $994,000 increase in the accumulated other comprehensive loss equity category. For additional information on shareholders' equity, see the Consolidated Statements of Shareholders' Equity contained in "Item 8, Financial Statements and Supplementary Data."

Comparison of Operating Results for the Years Ended September 30, 2009 and
2008

    The Company's net income decreased by $4.25 million, or 106.0%, to a net loss of $(242,000) for the year ended September 30, 2009 from net income of $4.01 million for the year ended September 30, 2008. Income available to common stock after adjusting for the preferred stock dividend and the preferred stock discount accretion was a loss of $(1.01 million) for the year ended September 30, 2009 compared to income of $4.01 million available to common stock for the year ended September 30, 2008. The decrease was primarily as a result of increased provision for loan losses, decreased net interest income, and increased non-interest expenses, which were partially offset by increased non-interest income. Diluted earnings per common share decreased by 124.6% to a loss of $(0.15) for the year ended September 30, 2009 from $0.61 for the year ended September 30, 2008.

    The increased provision for loan losses was primarily a result of an increase in net charge-offs, an increase in impaired loans, an increase in the level of performing loans classified as substandard under the Bank's loan grading system, and uncertainties in real estate values in the Pacific Northwest. Net charge-offs totaled $4.44 million during the year ended September 30, 2009, which was equivalent to 0.79% of the average outstanding loans.

    The decreased net interest income was primarily attributable to an increase in non-accrual loans and lower overall market interest rates, which compressed the Company's net interest margin. The net interest margin decreased 40 basis points to 4.01% for the year ended September 30, 2009 from 4.41% for the year ended September 30, 2008.

    The increased non-interest expense was primarily attributable to an increase in FDIC insurance expense, an increase in OREO related expenses, an increase in loan monitoring and foreclosure related expenses and increases in premises and equipment expenses.

    The increased non-interest income was primarily a result of increased gains on sale of loans, increased service charges on deposit accounts and increased BOLI net earnings partially offset by net OTTI losses on private label mortgage backed securities. The increased income from loan sales was primarily a result of an increase in the dollar amount of residential mortgage loans sold in the secondary market for the year ended September 30, 2009. The increase in loan sales was primarily attributable to lower interest rates for 30-year fixed rate loans which increased refinancing activity.

    A more detailed explanation of the income statement categories is presented below.

    Net Income: Net income for the year ended September 30, 2009 decreased by $4.25 million, or 106.0%, to a net loss of $(242,000) from net income of $4.01 million for the year ended September 30, 2008. Income available to common stockholders after adjusting for preferred stock dividends and preferred stock discount accretion was a loss of $(1.01 million), or $(0.15) per diluted common share for the year ended September 30, 2009 compared to net income of $4.01 million, or $0.61 per diluted common share for the year ended September 30, 2008.

    The $0.76 decrease in diluted earnings per common share for the year ended September 30, 2009 was primarily the result of a $6.83 million ($4.51 million net of income tax - $0.69 per diluted common share) increase in the provision for loan losses, a $2.39 million ($1.58 million net of income tax - $0.24 per diluted common share) increase in non-interest expense, a $1.63 million ($1.07 million net of income tax - $0.16 per diluted common share) decrease in net interest income and a $772,000 increase in preferred stock dividends and preferred stock accretion which decreased earnings by approximately $0.12 per diluted common share. These items were partially offset by a $2.77 million increase in non-interest income which increased diluted earnings per common share by approximately $0.45.

    Net Interest Income: Net interest income decreased by $1.63 million, or 6.0%, to $25.30 million for the year ended September 30, 2009 from $26.93 million for the year ended September 30, 2008. The decrease in net interest income was primarily attributable to an increase in non-accrual loans and lower overall market interest rates.

    Total interest and dividend income decreased by $4.54 million to $38.80 million for the year ended September 30, 2009 from $43.34 million for the year ended September 30, 2008 as the yield on interest earning assets decreased to 6.15% from 7.09%. Total average interest earning assets (including non-accrual loans) increased by $20.11 million to $631.25 million for the year ended September 30, 2009 from $611.14 million for the year ended September 30, 2008. Non-accrual loans increased by $17.30 million to $29.29 million at September 30, 2009 from $11.99 million at September 30, 2008.

    Total interest expense decreased by $2.91 million to $13.50 million for the year ended September 30, 2009 from $16.41 million for the year ended September 30, 2008 as the average rate paid on interest-bearing liabilities decreased to 2.51% for the year ended September 30, 2009 from 3.11% for the year ended September 30, 2008. Total interest bearing liabilities increased by $9.34 million to $537.54 million for the year ended September 30, 2009 from $528.20 million for the year ended September 30, 2008.

    The net interest margin decreased 40 basis points to 4.01% for the year ended September 30, 2009 from 4.41% for the year ended September 30, 2008 as the yield on interest earnings assets decreased at a greater rate than funding costs decreased. This was primarily a result of the decreasing interest rate environment which reduced yields on loans at a faster pace than the Bank was able to reduce deposit and borrowing costs. The reversal of interest income on loans placed on non-accrual status contributed to the margin compression and reduced the net interest margin by approximately 18 basis points for the year ended September 30, 2009.

    Provision for Loan Losses: The provision for loan losses increased by $6.83 million, or 175.2%, to $10.73 million for the year ended September 30, 2009 from $3.90 million for the year ended September 30, 2008. The increased provision for loan losses was primarily a result of an increase in net charge-offs, an increase in impaired loans, an increase in the level of performing loans classified as substandard under the Bank's loan grading system, and uncertainties in the housing market in certain markets of the Pacific Northwest. The Bank had net charge-offs of $4.44 million for the year ended September 30, 2009 compared to net charge-offs of $647,000 for the year ended September 30, 2008. The net charge-offs to average outstanding loans ratio was 0.79% for the year ended September 30, 2009 and 0.12% for the year ended September 30, 2008.

    The Bank has established a comprehensive methodology for determining the provision for loan losses. On a quarterly basis the Bank performs an analysis taking into consideration pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of individual loans on non-accrual status, and other factors to determine the level of the allowance for loan losses. Management's analysis, however, for the year ended September 30, 2009, placed a greater emphasis on the Bank's construction and land development portfolio and the effect of various factors such as geographic and loan type concentrations. The Bank also reviewed the national and regional trends of declining home sales with potential housing market value depreciation. The allowance for loan losses increased by $6.12 million to $14.17 million at September 30, 2009 from $8.05 million at September 30, 2008. The increased level of the allowance for loan losses was primarily attributable to an increase in impaired loans, an increase in the level of performing loans classified as substandard under the Bank's grading system, and uncertainties in the housing market and economy.

    Based on the comprehensive methodology, management deemed the allowance for loan losses of $14.17 million at September 30, 2009 (2.52% of loans receivable and 48.4% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. While the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Bank's financial condition and results of operations. For additional information, see "Item 1, Business - Lending Activities Allowance for Loan Losses."

    Non-interest Income: Total non-interest income increased by $2.77 million, or 66.3%, to $6.95 million for the year ended September 30, 2009 from $4.18 million for the year ended September 30, 2008. This increase was primarily a result of a $2.82 million decrease in loss on the redemption of mutual funds, $1.82 million increase in gain on sale of loans, an $819,000 increase in service charges on deposit accounts, a $479,000 increase in BOLI net earnings and $139,000 in income recorded for property easements sold. These increases to non-interest income were partially offset by a $3.62 million increase in net OTTI losses recorded during the year ended September 30, 2009.

    The $2.82 million loss on mutual funds recorded during the year ended September 30, 2008 was a result of the redemption of investments in the AMF family of mutual funds for the underlying securities and cash. The net OTTI charges of $3.62 million recorded during the year ended September 30, 2009 were on private label mortgage backed securities that were acquired from the in-kind redemption from the AMF family of mutual funds in 2008.

    The increased income from loan sales was primarily a result of an increase in the dollar amount of residential mortgage loans sold in the secondary market for the year ended September 30, 2009. The sale of one-to four-family mortgage loans totaled $162.6 million for the year ended September 30, 2009 compared to $45.3 million for the year ended September 30, 2008. The increase in loan sales was primarily attributable to lower interest rates for 30-year fixed rate loans which increased refinancing activity. The increase in service charges on deposit accounts was primarily a result of implementing a new automated overdraft decision system in May 2008 and increasing the fee charged for overdrafts. The increase in BOLI income was attributable to a $337,000 death claim benefit and a $134,000 gain from moving a number of the Bank's BOLI policies to a new insurance carrier.

    Non-interest Expense:   Total non-interest expense increased by $2.39
million, or 11.7%, to $22.74 million for the year ended September 30, 2009 from $20.35 million for the year ended September 30, 2008. The increase was primarily attributable to a $648,000 increase in FDIC insurance expense (including a special FDIC assessment of $391,000, a $646,000 increase in OREO related expenses, a $204,000 increase in loan monitoring and foreclosure related expenses (which are included in the other non-interest expense category), a $267,000 increase in premises and equipment expense, a $232,000 increase in salary and benefit expenses, and a $143,000 increase in deposit related expenses (which are included in the other non-interest expense category).

    The increase in OREO related expenses and foreclosure expenses were primarily a result of an increase in the number of OREO properties held and an increase in foreclosure activity. The increase in premises and equipment expenses was partially attributable to the addition of a full service branch facility in Chehalis, Washington. Also contributing to the change in premises and equipment expense was an insurance settlement and the sale of a building in the prior fiscal year which reduced premises and equipments expenses by a combined $295,000 for the year ended September 30, 2008. The Bank also recorded a capital gain on the sale of bank owned property in the current fiscal year which reduced premises and equipment expenses by $235,000 for the year ended September 30, 2009. The increased salary and benefit expenses were primarily a result of annual salary adjustments and increased insurance expenses. The increased deposit related expenses were primarily a result of the expenses associated with several new deposit related programs.

    The Company's efficiency ratio increased to 70.52% for the year ended September 30, 2009 from 65.42% for the year ended September 30, 2008.

    Provision (Benefit) for Federal Income Taxes: The provision for federal income taxes decreased by $3.81 million to a net benefit of $982,000 for the year ended September 30, 2009 from $2.82 million for the year ended September 30, 2008 primarily as a result of lower income before taxes. The benefit for federal income taxes for the year ended September 30, 2009 was impacted by an increased level of non-taxable income, primarily attributable to the increase in BOLI net earnings. The income tax benefit for the year ended September 30, 2009 was also increased by approximately $180,000 due to adjustments made to the Company's deferred tax valuation allowance for a previous non-deductible capital loss carry forward.

    The provision for federal income taxes for the year ended September 30, 2008 was impacted by the $2.82 million loss on the redemption of mutual funds. The redemption of the mutual funds resulted in a capital loss which can only be deducted for tax purposes to the extent that capital gains are realized within a three year carry back period and a five year carry forward period. The Company estimated that it would have $679,000 in capital gains during the allowable tax period to offset the capital loss. Therefore $2.14 million of the $2.82 million loss was treated as non-deductible for tax purposes for the year ended September 30, 2008. The Company's effective tax rate was 41.35% (or 31.65% exclusive of the mutual fund redemption loss and associated tax impact) for the year ended September 30, 2008.

Comparison of Operating Results for the Years Ended September 30, 2008 and
2007

    The Company's net income decreased by $4.16 million, or 50.9%, to $4.01 million for the year ended September 30, 2008 from $8.16 million for the year ended September 30, 2007. The decrease was primarily as a result of increased provision for loan losses, decreased non-interest income due to a loss on the redemption of mutual funds, and increased non-interest expenses, which were partially offset by increased net interest income. Diluted earnings per common share decreased by 47.9% to $0.61 for the year ended September 30, 2008 from $1.17 for the year ended September 30, 2007.

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

    Net Income: Net income for the year ended September 30, 2008 decreased by $4.16 million, or 50.9%, to $4.01 million, or $0.61 per diluted common share ($0.62 per basic common share) from $8.16 million, or $1.17 per diluted common share ($1.20 per basic common share) for the year ended September 30, 2007. The $0.56 decrease in diluted earnings per common share for the year ended September 30, 2008 was primarily the result of a $2.82 million ($2.59 million net of income tax - $0.39 per diluted common share) charge from the redemption of the Company's investment in the AMF family of mutual funds, a $3.21 million ($2.12 million net of income tax - $0.30 per diluted common share) increase in the provision for loan losses, and a $923,000 ($609,000 net of income tax - $0.08 per diluted common share) increase in non-interest expense. These items were partially offset by a $759,000 ($501,000 net of income tax - $0.07 per diluted common share) increase in net interest income, a $1.04 million ($688,000 net of income tax - $0.10 per diluted common share) increase in non-interest income, excluding the mutual fund redemption charge, and a lower number of weighted average shares outstanding which increased diluted earnings per common share by approximately $0.04.

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

    Non-interest income, excluding the mutual fund redemption loss increased by $1.04 million, or 17.4%, to $7.0 million for the year ended September 30, 2008 from $5.96 million from the year ended September 30, 2007. This increase was primarily a result of a $717,000 increase in service charges on deposit accounts and a $262,000 increase in gain on sale of loans. The increase in service charges on deposit accounts was primarily a result of implementing a new automated overdraft decision system during the year and increasing the fee charged for overdrafts. The increase in income from loan sales was primarily a result of an increase in the dollar value of fixed rate one- to four-family mortgage loans sold during the year. The sale of fixed rate one-to four-family mortgage loans totaled $45.3 million for the year ended September 30, 2008 compared to $29.9 million for the year ended September 30, 2007.

    Non-interest Expense:   Total non-interest expense increased by $898,000,
or 4.6%, to $20.35 million for the year ended September 30, 2008 from $19.45 million for the year ended September 30, 2007. The increase was primarily attributable to a $641,000 increase in salary and benefit expenses and a $269,000 increase in deposit related expenses. Salary and benefit expenses increased primarily as a result of annual salary adjustments and increased health insurance expenses. Deposit related expenses increased primarily as a result of the expenses associated with several new deposit related programs implemented during the year and an increase in FDIC insurance expense recorded as the Bank's credit with the FDIC was fully depleted during the quarter ended June 30, 2008.

    The Company's efficiency ratio increased to 65.42% for the year ended September 30, 2008 from 60.54% for the year ended September 30, 2007. The efficiency ratio, excluding the mutual fund redemption loss, was 60.06% for the year ended September 30, 2008.

    Provision for Federal Income Taxes: The provision for federal income taxes decreased by $1.01 million to $2.82 million for the year ended September 30, 2008 from $3.83 million for the year ended September 30, 2007 primarily as a result of lower income before taxes. The provision for federal income taxes for the year ended September 30, 2008 was also impacted by the $2.82 million loss on the redemption of mutual funds. The redemption of the mutual funds resulted in a capital loss which can only be deducted for tax purposes to the extent that capital gains are realized within a three year carry back period and a five year carry forward period. The Company has estimated that it will have

$679,000 in capital gains during the allowable tax period to offset the capital loss. Therefore $2.14 million of the $2.82 million loss has been treated as non-deductible for tax purposes. The Company's effective tax rate was 41.35% (or 31.65% exclusive of the mutual fund redemption loss and associated tax impact) for the year ended September 30, 2008 and 31.92% for the year ended September 30, 2007.

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


                                                         Year Ended September 30,
                            --------------------------------------------------------------------------------
                                        2009                        2008                       2007
                            --------------------------  ------------------------   -------------------------
                                      Interest                   Interest                   Interest
                            Average     and     Yield/  Average    and     Yield/  Average     and    Yield/
                            Balance  Dividends   Cost   Balance  Dividends  Cost   Balance  Dividends  Cost
                            -------  ---------  ------  -------  --------- ------  -------  --------- ------
                                                          (Dollars in thousands)
Interest-earning assets:
 Loans receivable (1)(2)..  $564,741   $37,248   6.60%   $552,318  $40,924   7.41%  $477,029  $38,386  8.04%
 Mortgage-backed and
  investment securities...    25,762     1,379   5.35      19,799    1,064   5.37     37,411    1,529  4.09
 FHLB stock and equity
  securities..............     6,655        38   0.57      29,201    1,123   3.85     37,347    1,692  4.53
 Federal funds sold.......     9,032        36   0.40       8,318      191   2.30      5,030      260  5.17
 Interest-bearing
  deposits................    24,964        99   0.40       1,499       36   2.40      1,481       77  5.17
                            --------   -------           --------  -------          --------  -------
  Total interest-earning
   assets.................   631,154    38,800   6.15     611,135   43,338   7.09    558,298   41,944  7.51
Non-interest-earning
 assets...................    47,851                       47,086                     49,483
                            --------                     --------                   --------

   Total assets...........  $679,005                     $658,221                   $607,781
                            ========                     ========                   ========

Interest-bearing liabilities:
 Savings accounts.........  $ 55,814   $   394   0.71    $ 56,461      398   0.70   $ 60,124      425  0.71%
 Money market accounts....    61,777     1,036   1.68      51,943    1,249   2.40     46,013    1,186  2.58
 NOW accounts.............    97,879     1,031   1.05      86,441      774   0.90     82,323      638  0.77
 Certificates of deposit..   224,673     7,011   3.12     224,493    9,342   4.16    199,046    9,043  4.55
 Short-term borrowings(3).       672         1   0.12      14,321      615   4.29     35,206    1,954  5.55
 Long-term borrowings (4).    96,721     4,031   4.17      94,537    4,035   4.27     50,393    2,532  5.02
                            --------   -------           --------  -------          --------  -------
  Total interest bearing
   liabilities............   537,536    13,504   2.51     528,196   16,413   3.11    473,105   15,778  3.33
Non-interest bearing
 liabilities..............    55,086                       55,150                     58,179
                            --------                     --------                   --------
   Total liabilities......   592,622                      583,346                    531,284

Shareholders' equity......    86,383                       74,875                     76,497
                            --------                     --------                   --------
  Total liabilities and
   shareholders' equity...  $679,005                     $658,221                   $607,781
                            ========                     ========                   ========

Net interest income.......             $25,296                     $26,925                    $26,166
                                       =======                     =======                    =======
Interest rate spread......                       3.64%                       3.98%                     4.18%
                                               ======                      ======                    ======

Net interest margin (5)...                       4.01%                       4.41%                     4.69%
                                               ======                      ======                    ======
Ratio of average interest-
 earning assets to average
 interest-bearing
 liabilities..............                     117.42%                     115.70%                   118.01%
                                               ======                      ======                    ======

--------------
(1) Does not include interest on loans 90 days or more past due.  Includes loans originated for sale.
    Amortized net deferred loan fees, late fees, extension fees and prepayment penalties (2009, $1,229;
    2008, $1,804; and 2007, $1,794) included with interest and dividends.
(2) Average balance includes nonaccrual loans.
(3) Includes FHLB, FRB and PCBB advances with original maturities of less than one year and other short-term borrowings-repurchase agreements.
(4) Includes FHLB advances with original maturities of one year or greater.
(5) Net interest income divided by total average interest earning assets.


Rate/Volume Analysis

    The following table sets forth the effects of changing rates and volumes on net interest income on the Company. Information is provided with respect to the (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate), and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change (sum of the prior columns). Changes in both rate and volume have been allocated to rate and volume variances based on the absolute values of each.

                           Year Ended September 30,   Year Ended September 30,
                            2009 Compared to Year      2008 Compared to Year
                           Ended September 30, 2008   Ended September 30, 2007
                              Increase (Decrease)        Increase (Decrease)
                                    Due to                     Due to
                           ------------------------   ------------------------
                                             Net                         Net
                           Rate   Volume    Change    Rate    Volume    Change
                           ----   ------   --------   ----    ------    ------
                                             (In thousands)
Interest-earning assets:
 Loans receivable (1)... $(4,579)  $ 903  $(3,676)  $(3,201)  $5,739  $ 2,538
 Investments and mortgage-
  backed securities.....      (4)    319      315       391     (856)    (465)
 FHLB stock and equity
  securities............    (569)   (516)  (1,085)     (233)    (336)    (569)
 Federal funds sold.....    (170)     15     (155)     (188)     119      (69)
 Interest-bearing
  deposits..............     (54)    117       63       (42)       1      (41)
Total net change in
 income on interest-
 earning assets.........  (5,376)    838   (4,538)   (3,273)   4,667    1,394

Interest-bearing
 liabilities:
 Savings accounts.......       1      (5)      (4)       (1)     (26)     (27)
 NOW accounts...........     147     110      257       103       33      136
 Money market accounts..    (422)    209     (213)      (83)     146       63
 Certificate accounts...  (2,339)      8   (2,331)     (798)   1,097      299
 Short-term borrowings..    (310)   (304)    (614)     (370)    (969)  (1,339)
 Long-term borrowings...     (96)     92       (4)     (430)   1,933    1,503
                         -------   -----  -------   -------   ------   ------
Total net change in
 expense on interest-
 bearing liabilities....  (3,019)    110   (2,909)   (1,579)   2,214      635
                         -------   -----  -------   -------   ------   ------
Net change in net
 interest income........ $(2,357)  $ 728  $(1,629)  $(1,694)  $2,453   $  759
                         =======   =====  =======   =======   ======   ======
-------------
(1) Excludes interest on loans 90 days or more past due. Includes loans originated for sale.

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

    The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2009, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 12.25%. At September 30, 2009, the Bank maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount equal to 30% of total assets, limited by available collateral, under which $95.0 million was outstanding. The Bank also maintains a short-tem borrowing line with the Federal Reserve Bank with total credit based on eligible collateral. At September 30, 2009 the Bank had $10.0 million outstanding on this borrowing line. The Bank has also been approved for a $10.0 million borrowing line with the PCBB. The borrowing line must be collateralized. At September 30, 2009, the Bank had not pledged any collateral for this borrowing line and there was no outstanding balance.

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

    The Bank's primary investing activity is the origination of mortgage loans. During the years ended September 30, 2009, 2008 and 2007, the Bank originated $273.6 million, $223.9 million and $235.7 million of mortgage loans, respectively. At September 30, 2009, the Bank had loan commitments totaling $44.1 million and undisbursed loans in process totaling $31.3 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2009 totaled $182.3 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

    The Bank's liquidity is also affected by the volume of loans sold and loan principal payments. During the years ended September 30, 2009, 2008 and 2007, the Bank sold $162.9 million, $45.3 million and $29.9 million in fixed rate, one- to four-family mortgage loans, respectively. During the years ended September 30, 2009, 2008 and 2007, the Bank received $152.3 million, $176.1 million and $164.9 million in principal repayments, respectively.

    The Bank's liquidity has been impacted by increases in deposit levels. During the years ended September 30, 2009, 2008 and 2007, deposits increased by $7.1 million, $31.8 million and $35.7 million, respectively.

    Cash equivalents, certificate of deposits held for investment and investment and mortgage-backed securities increased to $90.3 million at September 30, 2009 from $74.2 million at September 30, 2008.

    Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. The Bank is required to maintain at least a 10.0% Tier 1 leverage capital ratio pursuant to the MOU. At September 30, 2009, the Bank was in compliance with all applicable capital requirements, including the higher Tier 1 leverage capital ratio required by the MOU . For additional details see
Note 19 of the Notes to Consolidated Financial Statements contained in "Item
8. Financial Statements and Supplementary Data" and "Item 1. Business - Regulation of the Bank - Capital Requirements."

    Contractual obligations. The following table presents, as of September 30, 2009, the Company's significant fixed and determinable contractual obligations, within the categories described below, by payment date or contractual maturity. These contractual obligations, except for the operating lease obligations are included in the Consolidated Balance Sheet. The payment amounts represent those amounts contractually due at September 30, 2009.

                                            Payments due by period
                                ----------------------------------------------
                                                    After
                                 Less    1 year    3 years
                                 than    through   through    After
Contractual obligations         1 year   3 years   5 years   5 years    Total
                                ------   -------   -------   -------   -------
                                               (In thousands)
Short-term debt obligations... $10,777   $    --    $  --   $    --  $ 10,777
Long-term debt obligations....  20,000    30,000       --    45,000    95,000
Operating lease obligations...     219       134       67        --       420
                               -------   -------     ----   -------  --------
  Total contractual
   obligations................ $30,996   $30,134     $ 67   $45,000  $106,197
                               =======   =======     ====   =======  ========


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

    The Company's management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2009. Management's assessment of the effectiveness of the Company's internal control over financial reporting has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

McGladrey & Pullen
Certified Public Accountants

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Timberland Bancorp, Inc.
Hoquiam, Washington

We have audited Timberland Bancorp, Inc.'s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Timberland Bancorp, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that
(a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Timberland Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the annual consolidated financial statements of Timberland Bancorp, Inc. and Subsidiary and our report dated December 14, 2009, expressed an unqualified opinion.

/s/McGladrey & Pullen, LLP

Seattle, Washington
December 14, 2009

                  TIMBERLAND BANCORP, INC. AND SUBSIDIARY

                Index to Consolidated Financial Statements


                                                                    Page
                                                                    ----


Report of Independent Registered Public Accounting Firm...........   79
Consolidated Balance Sheets as of September 30, 2009 and 2008.....   80
Consolidated Statements of Operations For the Years Ended
   September 30, 2009, 2008, and 2007.............................   81
Consolidated Statements of Shareholders' Equity For the
   Years Ended September 30, 2009, 2008 and 2007..................   83
Consolidated Statements of Cash Flows For the Years Ended
   September 30, 2009, 2008 and 2007..............................   85
Consolidated Statements of Comprehensive Income (Loss) For the
   Years Ended September 30, 2009, 2008 and 2007..................   87
Notes to Consolidated Financial Statements........................   88

                       [McGladrey & Pullen, LLP Letterhead]

       Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders Timberland Bancorp, Inc.

We have audited the consolidated balance sheets of Timberland Bancorp, Inc. and Subsidiary as of September 30, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, cash flows and comprehensive income for each of the three years in the period ended September 30, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Timberland Bancorp, Inc. and Subsidiary as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Timberland Bancorp, Inc. and Subsidiary's internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 14, 2009, expressed an unqualified opinion on the effectiveness of Timberland Bancorp, Inc. and Subsidiary's internal control over financial reporting.

/s/McGladrey & Pullen, LLP

Seattle, Washington
December 14, 2009

Consolidated Balance Sheets
------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008                                 2009      2008

Assets
  Cash equivalents:
    Cash and due from financial institutions            $  10,205  $  14,013
    Interest-bearing deposits in other banks               56,257      3,431
    Federal funds sold                                        - -     25,430
                                                           66,462     42,874
  Certificate of deposits ("CDs") held for
    investment, (at cost)                                   3,251        - -
  Investments and mortgage-backed securities - held
    to maturity (fair value $6,215 and $11,974)             7,087     14,233
  Investments and mortgage-backed securities -
    available for sale                                     13,471     17,098
  Federal Home Loan Bank of Seattle ("FHLB")
    stock (at cost)                                         5,705      5,705

  Loans receivable, net of allowance for loan
    losses of $14,172 and $8,050                          546,578    555,914
  Loans held for sale                                         630      1,773
                                                          547,208    557,687

  Premises and equipment, net                              18,046     16,884
  Other real estate owned ("OREO") and
    other repossessed items, net                            8,185        511
  Accrued interest receivable                               2,805      2,870
  Bank owned life insurance ("BOLI")                       12,918     12,902
  Goodwill                                                  5,650      5,650
  Core deposit intangible ("CDI")                             755        972
  Mortgage servicing rights                                 2,618      1,306
  Other assets                                              7,515      3,191

  Total assets                                           $701,676   $681,883

Liabilities and shareholders' equity

Liabilities
  Deposits:
    Demand, non-interest-bearing                        $  50,295  $  51,955
    Interest-bearing                                      455,366    446,617
    Total deposits                                        505,661    498,572

  FHLB advances                                            95,000    104,628
  Federal Reserve Bank advances                            10,000        - -
  Other borrowings: repurchase agreements                     777        758
  Other liabilities and accrued expenses                    3,039      3,084

  Total liabilities                                       614,477    607,042

  Commitments and contingencies (See Note 17)                 - -        - -

Shareholders' equity
  Preferred stock, $0.01 par value; 1,000,000 shares
    authorized;
    2009 - 16,641 shares, Series A,
    issued and outstanding, $1,000 liquidation value       15,554        - -
  Common stock, $0.01 par value; 50,000,000 shares
    authorized;
    2009 - 7,045,036 shares issued and outstanding
    2008 - 6,967,579 shares issued and outstanding         10,315      8,672
  Unearned shares issued to Employee Stock
    Ownership Plan ("ESOP")                                (2,512)    (2,776)
  Retained earnings                                        65,854     69,406
  Accumulated other comprehensive loss                     (2,012)      (461)
  Total shareholders' equity                               87,199     74,841

  Total liabilities and shareholders' equity             $701,676   $681,883


See notes to consolidated financial statements.

Consolidated Statements of Operations
------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2009, 2008 and 2007

                                                2009       2008         2007
Interest and dividend income

  Loans receivable                            $37,249     $40,924    $38,386
  Investments and mortgage-backed securities    1,379       1,064      1,529
  Dividends from mutual funds and FHLB stock       38       1,123      1,692
  Interest-bearing deposits in banks              135         227        337
  Total interest and dividend income           38,801      43,338     41,944

Interest expense

  Deposits                                      9,472      11,763     11,292
  FHLB advances - short term                      - -         593      1,905
  FHLB advances - long term                     4,031       4,035      2,532
  Other borrowings                                  1          22         49
  Total interest expense                       13,504      16,413     15,778

  Net interest income                          25,297      26,925     26,166

Provision for loan losses                      10,734       3,900        686

  Net interest income after provision
    for loan losses                            14,563      23,025     25,480

Non-interest income

  Total impairment loss on
    investment securities                      (5,896)        - -        - -
  Less: portion recorded as other
    comprehensive loss (before taxes)           2,274         - -        - -
  Net impairment loss on investment
    securities                                 (3,622)        - -        - -
  Service charges on deposits                   4,312       3,493      2,776
  ATM transaction fees                          1,261       1,251      1,138
  BOLI net earnings                               965         486        464
  Gain on sale of loans, net                    2,828       1,011        749
  Loss on sale/redemption of mutual funds, net    - -      (2,822)       - -
  Servicing income on loans sold                  103          90        112
  Escrow fees                                     158           9         92
  Fee income from non-deposit investment sales    102         124        120
  Other                                           842         536        511
  Total non-interest income                     6,949       4,178      5,962


   See notes to consolidated financial statements.

------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2009, 2008 and 2007

                                                2009        2008       2007
Non-interest expense

  Salaries and employee benefits               11,801      11,569     10,928
  Premises and equipment                        2,574       2,307      2,452
  Advertising                                     895         897        843
  OREO and other repossessed items
    expense (income)                              643          (3)       (13)
  ATM expenses                                    613         576        497
  Postage and courier                             549         514        478
  Amortization of CDI                             217         249        285
  State and local taxes                           604         622        571
  Professional fees                               745         678        650
  FDIC Insurance                                  778         130         52
  Other                                         3,320       2,810      2,708
  Total non-interest expense                   22,739      20,349     19,451


Income (loss) before federal and state
  income taxes                                 (1,227)      6,854     11,991


Provision (benefit) for federal income taxes    (982)       2,824      3,828
Provision (benefit) for state income taxes        (3)          25        - -


  Net income (loss)                          $  (242)     $ 4,005    $ 8,163

Preferred stock dividends                    $    643     $   - -    $   - -
Preferred stock accretion                         129         - -        - -

Net Income (loss) available to common
  shareholders                               $ (1,014)    $ 4,005    $ 8,163

Earnings (loss) per share common share
  Basic                                        $(0.15)      $0.62      $1.20
  Diluted                                       (0.15)       0.61       1.17


See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
------------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2009, 2008 and 2007

                                                                                     Accumulated
                                                                Unearned                 Other
                                          Preferred    Common    Shares                 Compre-
                   Preferred   Common       Stock      Stock    Issued to   Retained    hensive
                    Shares     Shares      Amount      Amount     ESOP      Earnings     Loss        Total
                    ------     ------      ------      ------     ----      --------     ----        -----
Balance, Sept.
  30, 2006            - -    7,515,352    $    - -    $20,738    $(3,305)    $62,933    $(1,001)    $79,365

Net income            - -          - -         - -        - -        - -       8,163        - -       8,163
Stock split           - -          - -         - -         36        - -         (36)       - -         - -
Issuance of MRDP(1)
  shares              - -       15,080         - -        - -        - -         - -        - -         - -
Repurchase of common
  stock               - -     (687,542)        - -    (12,431)       - -         - -        - -     (12,431)
Exercise of stock
  options             - -      110,470         - -      1,207        - -         - -        - -       1,207
Cash dividends
  ($0.37 per common
  share)              - -          - -         - -        - -        - -      (2,682)       - -      (2,682)
Earned ESOP shares    - -          - -         - -        354        265         - -        - -         619
MRDP compensation
  expense             - -          - -         - -         64        - -         - -        - -          64
Stock option compen-
  sation expense      - -          - -         - -         25        - -         - -        - -          25
Unrealized holding
  gain on securities
  available for
  sale, net of tax    - -          - -         - -        - -        - -         - -        217         217

Balance, Sept.
  30, 2007            - -    6,953,360     $   - -    $ 9,993    $(3,040)    $68,378      $(784)    $74,547
Net income            - -          - -         - -        - -        - -       4,005        - -       4,005
Issuance of MRDP(1)
  shares              - -       20,315         - -        - -        - -         - -        - -         - -
Repurchase of
  common stock        - -     (144,950)        - -     (1,921)       - -         - -        - -      (1,921)
Exercise of stock
  options             - -      138,854         - -        857        - -         - -        - -         857
Cash dividends ($0.43
  per common share)   - -          - -         - -        - -        - -      (2,977)       - -      (2,977)
Earned ESOP shares    - -          - -         - -       (409)       264         - -        - -        (145)
MRDP compensation
  expense             - -          - -         - -        147        - -         - -        - -         147
Stock option compen-
  sation expense      - -          - -         - -          5        - -         - -        - -           5
Unrealized holding
  gain on securities
  available for
  sale, net of tax    - -          - -         - -        - -        - -         - -        323         323


Balance, Sept.
  30, 2008            - -    6,967,579     $   - -    $ 8,672    $(2,776)    $69,406      $(461)    $74,841


(1) 1998 Management Recognition and Development Plan ("MRDP").

See notes to consolidated financial statements.



Consolidated Statements of Shareholders' Equity (continued)
------------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2009, 2008 and 2007


                                                                                     Accumulated
                                                                Unearned                 Other
                                          Preferred    Common    Shares                 Compre-
                   Preferred   Common       Stock      Stock    Issued to   Retained    hensive
                    Shares     Shares      Amount      Amount     ESOP      Earnings     Loss        Total
                    ------     ------      ------      ------     ----      --------     ----        -----
Balance, Sept.
  30, 2008            - -    6,967,579     $   - -    $ 8,672    $(2,776)    $69,406      $(461)    $74,841

Net loss              - -         - -          - -        - -        - -        (242)       - -        (242)
Issuance of
  preferred stock
  with attached
  common stock
  warrants         16,641         - -       15,425      1,158        - -         - -        - -      16,583
Accretion of
  preferred stock
  discount            - -         - -          129        - -        - -        (129)       - -         - -
Issuance of MRDP
  (1) shares          - -      19,758          - -        - -        - -         - -        - -         - -
Exercise of stock
  options             - -      57,699          - -        392        - -         - -        - -         392
Cash dividends
  ($0.39 per common
    share)            - -         - -          - -        - -        - -      (2,736)       - -      (2,736)
  (5% preferred
    stock)            - -         - -          - -        - -        - -        (536)       - -        (536)
Earned ESOP shares    - -         - -          - -        (47)       264         - -        - -         217
MRDP compensation
  expense             - -         - -          - -        137        - -         - -        - -         137
Stock option compen-
  sation expense      - -         - -          - -          3        - -         - -        - -           3
Cumulative effect
  of FASB guidance
  regarding recogni-
  tion of other than
  temporary impairment
  ("OTTI")            - -         - -          - -        - -        - -         91         (91)        - -
Unrealized holding
  gain on securities
  available for sale,
  net of tax          - -         - -          - -        - -        - -        - -          18          18
OTTI on securities
  held-to-maturity,
  net of tax          - -         - -          - -        - -        - -        - -      (1,478)     (1,478)

Balance, Sept.
  30, 2009         16,641   7,045,036      $15,554    $10,315    $(2,512)   $65,854     $(2,012)    $87,199


(1) 1998 Management Recognition and Development Plan ("MRDP").


See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2009, 2008 and 2007

                                                2009        2008       2007
Cash flows from operating activities
  Net income (loss)                          $   (242)   $  4,005   $  8,163
  Non-cash revenues, expenses, gains and
    losses included in net income:
     Depreciation                               1,136       1,100      1,038
     Deferred federal income taxes             (1,813)     (1,217)      (101)
     Amortization of CDI                          217         249        285
     Earned ESOP shares                           264         264        265
     MRDP compensation expense                    169         131         59
     Stock option compensation expense              3           5         25
     Stock option tax effect                       46          15        464
     Less stock option excess tax benefit         - -        (11)      (354)
     Loss on redemption of mutual funds           - -       2,600        - -
     Loss on sale of mutual funds                 - -         222        - -
     OTTI losses on securities                  3,622         - -        - -
     Gain on sale of OREO and other
       repossessed items, net                     (60)        (47)       (19)
     Gain on sale of loans                     (2,828)       (432)      (356)
     Gain on sale of premises and equipment      (233)       (288)       (71)
     Provision for loan losses                 10,734       3,900        686
     Valuation of OREO                            306          14        - -
     Loans originated for sale               (158,942)    (45,853)   (27,845)
     Proceeds from sale of loans held
       for sale                               162,913      45,269     29,893
     BOLI net earnings                           (965)       (486)      (464)
     Increase (decrease) in deferred loan
       origination fees                          (308)       (221)       170

  Net change in accrued interest receivable
    and other assets, and other liabilities
    and accrued expenses                       (2,546)        731       (445)
  Net cash provided by operating activities    11,473       9,950     11,393

Cash flows from investing activities
  Net increase (decrease) in CDs held
    for investment                             (3,251)        - -        100
  Activity in securities held to maturity:
    Maturities and prepayments                  1,763         579          3
  Activity in securities/mutual funds
  available for sale:
    Maturities and prepayments                  3,451      22,862     17,806
  Proceeds from sales                             - -       6,929        - -
  Increase in loans receivable, net           (11,158)    (46,413)   (93,316)
  Additions to premises and equipment          (2,347)     (1,495)    (1,135)
  Proceeds from sale of OREO and other
    repossessed items                           2,317         926        105
  Proceeds from the disposition of premises
    and equipment                                 282         374        323
  Net cash used by investing activities        (8,943)    (16,238)   (76,114)

(continued)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
------------------------------------------------------------------------------
(concluded)  (Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2009, 2008 and 2007

                                               2009         2008      2007

Cash flows from financing activities
  Increase in deposits                      $   7,089    $ 31,837   $ 35,674
  Proceeds from FHLB advances - long term         - -      50,000     60,000
  Repayment of FHLB advances - long term       (9,628)    (15,069)   (24,064)
  Net increase (decrease) in FHLB advances
    - short term                                  - -     (30,000)     1,000
  Net increase in Federal Reserve Bank
    advances - short term                      10,000         - -        - -
  Net increase (decrease) in repurchase
    agreements                                     19         163       (352)
  Proceeds from exercise of stock options         346         841        744
  ESOP tax effect                                (47)        (409)       354
  MRDP compensation tax effect                   (32)          16          5
  Stock option excess tax benefit                 - -          11        354
  Repurchase of common stock                      - -      (1,921)   (12,431)
  Issuance of stock warrants                    1,158         - -        - -
    Issuance of preferred stock                15,425         - -        - -
  Payment of dividends                         (3,272)     (2,977)    (2,682)
  Net cash provided by financing activities    21,058      32,492     58,602

  Net increase (decrease) in cash equivalents  23,588      26,204     (6,119)

Cash equivalents
  Beginning of year                            42,874      16,670     22,789

  End of year                                $ 66,462    $ 42,874   $ 16,670

Supplemental disclosures of cash flow
  information
  Income taxes paid                         $   1,452   $   4,120  $   3,646
  Interest paid                                13,674      16,656     15,426

Supplemental disclosures of non-cash investing
  and financing activities
  Change in unrealized holding loss on
    securities held for sale,
    net of tax                              $      18   $     323  $     217
  Change in other-than-temporary impairment
    on securities, held-to-maturity,
    net of tax                                 (1,478)        - -        - -
  Loans transferred to OREO and other
    repossessed items                          10,237       1,404         71
  Shares issued to MRDP                           138         259        263
  Loans originated to facilitate sale of OREO   1,021         257        - -
  Mutual funds redeemed for mortgage-backed
    securities                                    - -       22,188       - -


See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)
------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2009, 2008 and 2007

                                               2009        2008       2007
Comprehensive income
  Net income (loss)                          $  (242)     $4,005     $8,163
  Cumulative effect of FASB guidance
  relating to impairment of debt
  securities                                     (91)        - -        - -
  Unrealized holding gain (loss) on
    securities available for sale, net
    of tax                                        18         323        217
  OTTI on securities held-to-maturity,
    net of tax                                (1,478)        - -        - -

  Total comprehensive income (loss)          $(1,793)     $4,328     $8,380


See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Timberland Bancorp, Inc. ("Company"); its wholly owned subsidiary, Timberland Bank ("Bank"); and the Bank's wholly owned subsidiary, Timberland Service Corp. All significant intercompany transactions and balances have been eliminated.

Nature of Operations

The Company is a bank holding company which operates primarily through its subsidiary, the Bank. The Bank was established in 1915 and, through its 22 branches located in Grays Harbor, Pierce, Thurston, Kitsap, King and Lewis counties in Washington State, attracts deposits from the general public, and uses those funds, along with other borrowings, to provide residential real estate, construction, commercial real estate, land, commercial business and consumer loans to borrowers primarily in western Washington and to a lesser extent, to invest in investment securities and mortgage-backed securities.

Consolidated Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and practices within the banking industry. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the determination of other-than-temporary impairments in the estimated fair value of investment securities and FHLB stock, the valuation of mortgage servicing rights, the valuation of OREO and the determination of goodwill impairment.

Certain prior year amounts have been reclassified to conform to the 2009 presentation with no change to net income or shareholders' equity previously reported.

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

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 1 - Summary of Significant Accounting Policies (continued)

U.S Treasury Department's Capital Purchase Program

On December 23, 2008, the Company received $16.64 million from the U.S. Treasury Department ("Treasury") as part of the Treasury's Capital Purchase Program. The Company sold to the Treasury $16.64 million in senior preferred stock, with a related warrant to purchase 370,899 shares of the Company's common stock at a price of $6.73 per share at any time during the next ten years. The transaction is part of the Treasury's program to encourage qualified financial institutions to build capital to increase the flow of financing to businesses and consumer and to support the U.S. economy. The preferred stock pays a 5.0% dividend for the first five years, after which the rate increases to 9.0% if the preferred shares are not redeemed by the Company.

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

Investments and Mortgage-Backed Securities

Investments and mortgage-backed securities are classified upon acquisition as either held to maturity or available for sale. Securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reflected at amortized cost. Securities classified as available for sale are reflected at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income/loss, net of tax effects. Premiums and discounts are amortized to earnings by the interest method over the contractual life of the securities. Gains and losses on sale of securities are recognized on the trade date and determined using the specific identification method.

In estimating whether there are any other than temporary impairment losses, management considers 1) the length of time and the extent to which the fair value has been less than amortized cost, 2) the financial condition and near term prospects of the issuer, 3) the impact of changes in market interest rates and 4) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Declines in the fair value of individual securities available for sale that are deemed to be other than temporary are reflected in earnings when identified. The fair value of the security then becomes the new cost basis. For individual securities where the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other than temporary decline in the fair value of the security related to 1) credit loss is recognized in earnings and 2) market or other factors is recognized in other comprehensive income or loss. Credit loss is recorded if the present value of cash flows is less than the amortized cost. For individual securities where the Company intends to sell the security or more likely than not will not recover all of its amortized cost, the other than temporary impairment is recognized in earnings equal to the entire difference between the securities cost basis and its fair value at the balance sheet date. For individual securities that credit loss has been recognized in earnings, interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized. Interest received after accruals have been suspended is recognized on a cash basis.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 1 - Summary of Significant Accounting Policies (continued)

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

The Company views its investment in the FHLB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; 2) the impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB. As of September 30, 2009, the FHLB of Seattle reported that it had met all of its regulatory capital requirements, but remained classified as "undercapitalized" by its regulator, the Federal Housing Finance Agency. The FHLB will not pay a dividend or repurchase capital stock while it is classified as undercapitalized. While the FHLB was classified as undercapitalized as of September 30, 2009, the Company does not believe that its investment in the FHLB is impaired. However, this estimate could change in the near term if: 1) significant other-than-temporary losses are incurred on the FHLB's mortgage-backed securities causing a significant decline in its regulatory capital status; 2) the economic losses resulting from credit deterioration on the FHLB's mortgage-backed securities increases significantly or 3) capital preservation strategies being utilized by the FHLB become ineffective.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are stated in the aggregate at the lower of cost or estimated fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains or losses on sales of loans are recognized at the time of sale. The gain or loss is the difference between the net sales proceeds and the recorded value of the loans, including any remaining unamortized deferred loan origination fees.

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


(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008

Note 1 - Summary of Significant Accounting Policies (continued)

Impaired Loans

A loan is considered impaired when it is probable the Bank will be unable to collect all contractual principal and interest payments due in accordance with the original or modified terms of the loan agreement. Impaired loans are measured based on the estimated fair value of the collateral less estimated cost to sell if the loan is considered collateral dependent. Impaired loans not considered to be collateral dependent are measured based on the present value of expected future cash flows.

The categories of non-accrual loans and impaired loans overlap, although they are not coextensive. The Bank considers all circumstances regarding the loan and borrower on an individual basis when determining whether an impaired loan should be placed on non-accrual status, such as the financial strength of the borrower, the collateral value, reasons for delay, payment record, the amount of past due and the number of days past due.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management's comprehensive analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectability may not be assured. The detailed analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific and general components. The specific component relates to loans that are deemed impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the recorded value of that loan. The general component covers non-classified loans and classified loans that are not evaluated individually for impairment and is based on historical loss experience adjusted for qualitative factors. The appropriateness of the allowance for losses on loans is estimated based upon these factors and trends identified by management at the time financial statements are prepared.

In accordance with the Financial Accounting Standards Board ("FASB") guidance for Receivables, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Smaller balance homogenous loans, such as residential mortgage loans and consumer loans, may be collectively evaluated for potential loss. When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when, as an alternative, the current fair value of the collateral, reduced by costs to sell, is used. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest and net deferred loan origination fees or costs), an impairment is recognized by creating or adjusting an allocation of the allowance for loan losses. Uncollected accrued interest is reversed against interest income. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.

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

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 1 - Summary of Significant Accounting Policies (continued)

Allowance for Loan Losses (concluded)

The ultimate recovery of all loans is susceptible to future market factors beyond the Bank's control. These factors may result in losses or recoveries differing significantly from those provided in the consolidated financial statements. The Bank experienced significant declines in current valuations for real estate collateral for the year ended September 30, 2009. If real estate values continue to decline and as updated appraisals are received, the Bank may need to increase the allowance for loan losses appropriately. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Interest on Loans and Loan Fees

Interest on loans is accrued daily based on the principal amount outstanding. Generally, the accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest (based on contractual terms), unless they are well secured and in the process of collection. All interest accrued but not collected for loans that are placed on non-accrual status or charged off is reversed against interest income. Subsequent collections on a cash basis are applied proportionately to past due principal and interest, unless collectability of principal is in doubt, in which case all payments are applied to principal. Loans are returned to accrual status when the loan is deemed current, and the collectability of principal and interest is no longer doubtful, or on one- to four-family loans, when the loan is less than 90 days delinquent.

The Bank charges fees for originating loans. These fees, net of certain loan origination costs, are deferred and amortized to income, on the level-yield basis, over the loan term. If the loan is repaid prior to maturity, the remaining unamortized deferred loan origination fee is recognized in income at the time of repayment.

Mortgage Servicing Rights

Mortgage servicing rights are capitalized at estimated fair value when acquired through the origination of loans that are subsequently sold with the servicing rights retained and are amortized to servicing income on loans sold in proportion to and over the period of estimated net servicing income. The value of mortgage servicing rights at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans. The estimated fair value is periodically evaluated for impairment by comparing actual cash flows and estimated future cash flows from the servicing assets to those estimated at the time servicing assets were originated. Fair values are estimated using discounted cash flows based on current market rates of interest. For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Company stratifies its capitalized mortgage servicing rights based on product type, interest rate and term of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceed their fair value. Impairment if deemed temporary is recognized through a valuation allowance to the extent that fair value is less than the recorded amount.


(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 1 - Summary of Significant Accounting Policies (continued)

Bank Owned Life Insurance ("BOLI")

Bank-owned life insurance policies are recorded at their cash surrender value less applicable cash surrender charges. Income from BOLI is recognized when earned.

Goodwill

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is analyzed annually for impairment. An annual review is performed at the end of the third quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. If the fair value of the Company's sole reporting unit exceeds the recorded value of the reporting unit, goodwill is not considered impaired and no additional analysis is necessary.

One of the circumstances evaluated when determining if an impairment test of goodwill is needed more frequently than annually is the extent and duration that the Company's market capitalization (total common shares outstanding multiplied by current stock price) is less than the total equity applicable to common shareholders. During the quarter ended March 31, 2009, the Company's market capitalization decreased to a level that required a goodwill impairment test prior to the annual test. Therefore, the Company engaged a third party firm to perform an interim test for goodwill impairment during the quarter ended March 31, 2009. The test concluded that recorded goodwill was not impaired. The Company updated the interim test for goodwill impairment internally during the quarter ended June 30, 2009 and concluded that recorded goodwill was not impaired. As of September 30, 2009, there have been no events or changes in the circumstances that would indicate a potential impairment. No assurance can be given, however, that the Company will not record an impairment loss on goodwill in the future.

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

Impairment of Long-Lived Assets

Long-lived assets, consisting of premises and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the recorded amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the recorded amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the recorded amount of the assets exceeds the recovery amount or estimated fair value of the assets. No events or changes in circumstances have occurred causing management to evaluate the recoverability of the Bank's long-lived assets.

 (continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


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

In June 2006, the FASB issued guidance related to accounting for uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company
adopted the provisions outlined in the guidance on October 1, 2007.   It is
the Company's policy to record any penalties or interest arising from federal or state taxes as a component of non-interest expense.

The Company is no longer subject to United States federal income tax examination by tax authorities for years ended on or before September 30, 2004.

(continued)
                                        94

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 1 - Summary of Significant Accounting Policies (continued)

Employee Stock Ownership Plan

The Bank sponsors a leveraged Employee Stock Ownership Plan ("ESOP"). The ESOP is accounted for in accordance with the accounting requirements for stock compensation. Accordingly, the debt of the ESOP is recorded as other borrowed funds of the Bank, and the shares pledged as collateral are reported as unearned shares issued to the employee stock ownership trust on the consolidated balance sheets. The debt of the ESOP is with the Company and is thereby eliminated in the consolidated financial statements. As shares are released from collateral, compensation expense is recorded equal to the average market price of the shares for the period, and the shares become
available for earnings per share calculations.   Dividends paid on unallocated
shares reduce the Company's cash contributions to the ESOP.

Cash Equivalents and Cash Flows

The Company considers amounts included in the balance sheets' captions "Cash and due from financial institutions", "Interest-bearing deposits in other banks" and "Federal funds sold", all of which mature within ninety days, to be
cash equivalents.  Cash flows from loans, deposits, FHLB advances   short
term, and other borrowings are reported net.

Advertising

Costs for advertising and marketing are expensed as incurred.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with FASB requirements for stock compensation. The guidance requires measurement of the compensation cost for all stock-based awards based on the grant-date fair value and recognition of compensation cost over the service period of stock-based awards.

The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation methodology previously utilized for options in footnote disclosure required by the guidance for stock compensation. The fair value of stock grants under the MRDP is equal to the fair value of the shares at the grant date.

The Company's stock compensation plans are described more fully in Note 15.

Earnings (Loss) Per Common Share

Basic earnings per common share exclude dilution and are computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options, outstanding warrants to purchase common stock and restricted stock awards not yet vested.

(continued)
                                        95

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 1 - Summary of Significant Accounting Policies (continued)

Related Party Transactions

The Chairman of the Board for the Bank and the Company is a member of the law firm that provides general counsel to the Bank. Legal fees paid to this law firm for the years ended September 30, 2009, 2008 and 2007 totaled $125,000, $62,000 and $44,000, respectively.

Recent Accounting Pronouncements

In June 2009, the FASB issued FAS 168, "The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles replacement of FAS 162" (the "Codification"). The Codification supersedes all existing accounting and reporting standards other than the rules of the Securities and Exchange Commission (the "SEC"). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. Updates to the Codification are being issued as Accounting Standards Updates, which will also provide background information about the guidance, and provide the basis for conclusions on changes in the Codification. The Codification became effective for the Company on July 1, 2009 and did not have a material impact on the Company's consolidated financial statements.

In September 2006, the FASB issued a statement on fair value measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This statement expands other accounting pronouncements that require or permit fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued a staff position, which delays the effective date of the September 2006 statement on fair value measurements for certain nonfinancial assets and nonfinancial liabilities, to fiscal years beginning after November 15, 2008, and interim periods within those years. The delay is intended to allow additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of the guidance. The Company has elected to apply the deferral provisions in the February 2008 staff position and therefore only partially adopted the provisions of the September 2006 statement on fair value measurements on October 1, 2008. The Company's partial adoption of the September 2006 statement on fair value measurements on October 1, 2008 did not have a material impact on the Company's consolidated financial statements. See Footnote 23, "Fair Value of Financial Instruments," for further information. The Company has not adopted the provisions of the fair value guidance with respect to certain nonfinancial assets, such as other real estate owned. The Company will more fully adopt the fair value statement guidance with respect to these items effective October 1, 2009. The Company does not believe that the adoption of the additional provisions will have a material impact on its consolidated financial statements, but will result in additional disclosures related to the fair value of nonfinancial assets.

In June 2008, the FASB issued a staff position on determining whether instruments granted in share-based payment transactions are participating securities. The guidance clarifies that all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are required to be included in computing basic and diluted earnings per common share under the two-class method. This staff position is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of this staff position will not have a material impact on the Company's consolidated financial statements.


(continued)
                                        96

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 1 - Summary of Significant Accounting Policies (concluded)

Recent Accounting Pronouncements (concluded)

In April 2009, the FASB issued staff positions on the recognition and presentation of Other-Than-Temporary Impairments ("OTTI"), determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, and interim disclosures about fair value of financial instruments. For debt securities, the guidance differentiates credit driven and market driven OTTI. Only the portion of the impairment loss representing credit losses is recognized in earnings as an OTTI. The balance of the impairment is recognized as a charge to other comprehensive income (loss). A non-credit related OTTI charge to other comprehensive income / loss for securities classified as held to maturity is amortized from accumulated other comprehensive income / loss back to the security over the securities remaining life. Financial statement presentation requires segregation of accumulated comprehensive income for non-credit OTTI charges on held to maturity and available for sale securities from other components of accumulated comprehensive income (loss). Additional guidance was included for the determination of whether a market for an asset is not active and when a price for a transaction is not distressed. The Company elected to early adopt this staff position as of January 1, 2009. As a result of adopting this FASB guidance regarding recognition of OTTI, the Company recorded $1.37 million in impairments not related to credit losses through other comprehensive income
(loss) rather than through earnings for the year ended September 30, 2009.
The Company also reclassified $91,000 from retained earnings to other comprehensive loss related to impairment charges on private residential collateralized mortgage obligations at December 31, 2008 that were not due to credit losses.

In April 2009, the FASB issued a staff position on interim disclosures about fair value of financial instruments to enhance consistency in financial reporting by increasing the frequency of fair value disclosures. The Company adopted the provisions of this staff position as of June 30, 2009 and it did not have a material impact on the Company's consolidated financial statements.

In May 2009, the FASB issued guidance on subsequent events that standardizes accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the Statement defines: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted this guidance as of June 30, 2009 and it did not have a material impact on the Company's condensed consolidated financial statements.

Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances on hand or on deposit with the Federal Reserve Bank, based on a percentage of transaction account deposits. The amount of the reserve requirement balance for the years ended September 30, 2009 and 2008 was approximately $206,000 and $676,000, respectively.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 3 - Investments and Mortgage-Backed Securities

Investments and mortgage-backed securities have been classified according to management's intent (in thousands):


                                                Gross       Gross
                                    Amortized   Unrealized  Unrealized  Fair
                                    Cost        Gains       Losses      Value
September 30, 2009

Held to Maturity
 Residential mortgage-backed
   securities                      $ 7,060     $   26       $(900)     $ 6,186
 U.S. agency securities                 27          2         - -           29

   Total                           $ 7,087     $   28       $(900)     $ 6,215

Available for Sale
 Residential mortgage-backed
   securities                      $13,152     $  221       $(870)     $12,503
 Mutual funds                        1,000        - -         (32)         968

   Total                           $14,152     $  221       $(902)     $13,471

September 30, 2008

Held to Maturity
 Residential mortgage-backed
   securities                      $14,205     $    8     $(2,267)     $11,946
 U.S. agency securities                 28        - -         - -           28

   Total                           $14,233     $    8     $(2,267)     $11,974

Available for Sale
 Residential mortgage-backed
   securities                      $16,806     $   52     $  (696)     $16,162
 Mutual funds                        1,000        - -         (64)         936

   Total                           $17,806     $   52     $  (760)     $17,098


(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 3 - Investments and Mortgage-Backed Securities (continued)


The following table summarizes the estimated fair value and gross unrealized losses for all securities and the length of time the unrealized losses existed as of September 30, 2009 (in thousands):




                                 Less Than 12 Months      12 Months or Longer            Total
                                ----------------------- ------------------------ ------------------------
                                       Fair  Unrealized        Fair   Unrealized         Fair  Unrealized
Description of Securities       Count  Value   Losses   Count  Value    Losses   Count   Value   Losses

Held to Maturity
  Residential mortgage-
    backed securities            11    $ 429    $(14)     70   $ 2,767  $(886)     81   $ 3,196   $(900)
  U.S. agency securities        - -      - -     - -     - -       - -    - -     - -      - -      - -

Total                            11    $ 429    $(14)     70   $ 2,767  $(886)     81   $ 3,196   $(900)


Available for Sale
  Residential mortgage-           1    $ 224    $ (2)     11   $ 2,524  $(868)     12   $ 2,748   $(870)
    backed securities
  Mutual funds                  - -      - -     - -     - -       968    (32)    - -       968     (32)

Total                             1    $ 224    $ (2)     11   $ 3,492  $(900)     12   $ 3,716   $(902)




During the year ended September 30, 2009, the Company recorded net OTTI charges through earnings on residential mortgage-backed securities of $3,622,000. There were no OTTI charges recorded during the year ended September 30, 2008. As discussed earlier in Note 1, effective January 1, 2009, the Company adopted Financial Accounting Standards Board Recognition of Other Than-Temporary Impairments, which provides for the bifurcation of OTTI into (i) amounts related to credit losses which are recognized through earnings and (ii) amounts related to all other factors which are recognized as a component of other comprehensive income (loss).

To determine the component of the gross OTTI related to credit losses, the Company compared the amortized cost basis of each OTTI security to the present value of its revised expected cash flows. The revised expected cash flow estimates for individual securities are based primarily on an analysis of default rates, prepayment speeds, house price assumptions and third-party analytic reports. Significant judgment of management is required in this analysis that includes, but is not limited to, assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 3 - Investments and Mortgage-Backed Securities (continued)


The following table presents a summary of the significant inputs utilized to measure management's estimates of the credit loss component on OTTI securities as of September 30, 2009:


                                          Range
                                 ----------------------    Weighted
                                 Minimum        Maximum     Average

Constant prepayment rate           6.00%         15.00%      10.86%
Collateral default rate            6.78%         59.62%      25.36%
Loss severity rate                14.25%         52.02%      33.99%

The following table presents the OTTI losses for the year ended September 30, 2009. There were no similar OTTI losses recorded during the years ended September 30, 2008 or 2007 (in thousands).

                                                  Held to      Available
                                                  Maturity     For Sale

Total OTTI losses                                  $ 5,669       $ 227

Portion of OTTI losses recognized in
  Other comprehensive loss (before taxes) (1)        2,274         - -

Net impairment losses recognized in earnings (2)   $ 3,395       $ 227

------------------------
  (1) Represents OTTI losses related to all other factors.
  (2) Represents OTTI losses related to credit losses.

The following table presents a roll forward of the credit loss component of held to maturity debt securities that have been written down for OTTI with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in other comprehensive loss (in thousands).

Balance, September 30, 2008       $       - -

Additions:
  Initial OTTI credit losses            2,365
  Subsequent OTTI credit losses         1,030

Balance, September 30, 2009           $ 3,395

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 3 - Investments and Mortgage-Backed Securities (concluded)

The Company has evaluated these securities and has determined that the decline in their value is temporary. The unrealized losses are primarily due to unusually large spreads in the market for private label mortgage-related products. The fair value of the mortgage-backed securities is expected to recover as the securities approach their maturity date and/or as the pricing spreads narrow on mortgage-related securities. The Company has the ability and the intent to hold the investments until the market value recovers.

There were no gross realized gains on sales of securities for the years ended September 30, 2009, 2008 and 2007. During the year ended September 30, 2009 the Company recorded a $76,000 realized loss on four held to maturity residential mortgage-backed securities. During the year ended September 30, 2008 there were gross realized losses on the sale and redemption of mutual funds classified as available for sale in the amount of $2,822,000 and gross realized losses on held to maturity residential mortgage-backed securities of $4,000. During the year ended September 30, 2008, the Company redeemed its investment in the AMF family of mutual funds and recognized a $2,822,000 loss on the redemption. The Company redeemed $29,120,000 in mutual funds and received $22,190,000 in underlying mortgage-backed securities and $6,930,000 in cash. There were no gross unrealized losses on sales of securities for the year ended September 30, 2007.

Mortgage-backed and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral, retail repurchase agreements and other non-profit organization deposits totaled $16,400,000 and $23,001,000 at September 30, 2009 and 2008, respectively.

The contractual maturities of debt securities at September 30, 2009, are as follows (in thousands). Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions. Maturities for mortgage-backed securities are based on the last payment due date.

                                       Held to Maturity   Available for Sale
                                       ----------------   ------------------
                                       Amortized   Fair   Amortized   Fair
                                       Cost        Value  Cost        Value

Due within one year                    $  - -    $  - -  $   - -    $   - -
Due after one year to five years           14        14      444        418
Due after five to ten years                57        59      243        256
Due after ten years                     7,016     6,142   12,465     11,829
Mutual funds                              - -       - -    1,000        968

   Total                               $7,087    $6,215  $14,152    $13,471

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 4 - Loans Receivable and Loans Held for Sale

Loans receivable and loans held for sale consisted of the following at September 30 (in thousands):

                                                             2009       2008

Mortgage loans:
  One- to four-family                                   $ 109,926  $ 110,526
  Multi-family                                             25,638     25,927
  Commercial                                              188,205    146,223
  Construction and land development                       139,728    186,344
  Land                                                     65,642     60,701
  Total mortgage loans                                    529,139    529,721

Consumer loans:
  Home equity and second mortgage                          41,746     48,690
  Other                                                     9,827     10,635
  Total consumer loans                                     51,573     59,325

Commercial business loans                                  13,775     21,018

  Total loans receivable                                  594,487    610,064

Less:
  Undisbursed portion of construction loans in process     31,298     43,353
  Deferred loan origination fees                            2,439      2,747
  Allowance for loan losses                                14,172      8,050
                                                           47,909     54,150

  Loans receivable, net                                   546,578    555,914

Loans held for sale (one- to four-family)                     630      1,773

  Total loans receivable and loans held for sale         $547,208   $557,687

Certain related parties of the Bank, principally Bank directors and officers, were loan customers of the Bank in the ordinary course of business during the years ended September 30, 2009 and 2008. These loans were performing according to their terms at September 30, 2009 and 2008. Activity in related party loans during the years ended September 30 is as follows (in thousands):

                                                             2009       2008

Balance, beginning of year                                 $3,051     $2,786
New loans                                                     291        486
Repayments                                                 (1,561)      (221)

  Balance, end of year                                     $1,781     $3,051

(continued)
                                        102

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 4 - Loans Receivable and Loans Held for Sale (concluded)

At September 30, 2009, 2008 and 2007, the Bank had impaired loans totaling approximately $47,622,000, $13,647,000 and $1,490,000 respectively. Interest income recognized on impaired loans for the years ended September 30, 2009, 2008 and 2007 was $803,000, $41,000 and $58,000 respectively. Interest income recognized on a cash basis on impaired loans for the years ended September 30, 2009, 2008 and 2007 was $647,000, $21,000 and $58,000, respectively. The average investment in impaired loans for the years ended September 30, 2009, 2008 and 2007 was $32,597,000, $6,955,000 and $623,000 respectively. The Bank had $9,492,000 in troubled debt restructured loans on non-accrual status and included in impaired loans at September 30, 2009. The Bank had $1,433,000 in commitments to lend additional funds on these loans. The Bank had $272,000 in troubled debt restructured loans included in impaired loans at September 30, 2008 and there were no commitments to lend additional funds on these loans. The Bank had no troubled debt restructurings included in impaired loans at September 30, 2007.

An analysis of the allowance for loan losses for the years ended September 30 follows (in thousands):

                                                 2009        2008       2007

Balance, beginning of year                   $  8,050      $4,797     $4,122
Provision for loan losses                      10,734       3,900        686
Allocated to commitments                         (169)         --         --

Loans charged off                              (4,531)       (648)       (12)
Recoveries                                         88           1          1
  Net charge-off                               (4,443)       (647)       (11)

  Balance, end of year                        $14,172      $8,050     $4,797

Following is a summary of information related to impaired loans at September 30 (in thousands):

                                                 2009         2008      2007

Impaired loans without a valuation allowance $ 35,557      $ 8,872    $  490
Impaired loans with a valuation allowance      12,065        4,775     1,000

                                             $ 47,622      $13,647    $1,490

An analysis of the valuation allowance related to impaired loans for the years ended September 30 follows (in thousands):

                                               2009         2008        2007

Balance, beginning of year                   $    790      $    75    $  - -
Additions                                       5,648        1,631        78
Deductions:
  Charged off to allowance for loan losses     (1,838)        (647)       (2)
  Other reductions                               (765)        (269)       (1)

Balance, end of year                         $  3,835      $   790    $   75

At September 30, 2009, 2008 and 2007, the Bank had non-accruing loans totaling $29,287,000, $11,990,000 and $1,490,000, respectively. All non-accrual loans are considered impaired. The Bank had $796,000 in loans that were on 90 days or more past due and still accruing interest at September 30, 2009. At September 30, 2008 and 2007, no loans were 90 days or more past due and still accruing interest.

(continued)
                                        103

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 5 - Loan Servicing

Loans serviced for the Federal Home Loan Mortgage Corporation are not included on the consolidated balance sheets. The principal amounts of those loans at September 30, 2009, 2008 and 2007 were $251,837,000, $175,807,000 and
$161,565,000, respectively.

Following is an analysis of the changes in mortgage servicing rights for the years ended September 30 (in thousands):

                                                     2009      2008      2007

Balance, at beginning of year                     $ 1,306   $ 1,051   $   932
Additions                                           1,785       578       391
Amortization                                         (473)     (323)     (272)
Valuation allowance                                  (169)      - -       - -
Recovery of valuation allowance                       169       - -       - -

  Balance, end of year                            $ 2,618   $ 1,306   $ 1,051

At September 30, 2009, 2008 and 2007, the fair value of mortgage servicing rights totaled $2,650,000, $1,820,000 and $1,958,000, respectively. The fair values for 2009, 2008, and 2007 were estimated using premium rates of 10.52%, 10.60% and 9.58%, and prepayment speed factors of 185, 214 and 194, respectively. There was no valuation allowance at September 30, 2009, 2008 or 2007.


Note 6 - Premises and Equipment

Premises and equipment consisted of the following at September 30 (in thousands):

                                                              2009      2008

Land                                                       $ 4,291   $ 4,333
Buildings and improvements                                  15,860    14,229
Furniture and equipment                                      6,594     5,899
Property held for future expansion                             110       111
Construction and purchases in progress                          71       299
                                                            26,926    24,871
Less accumulated depreciation                                8,880     7,987

  Total premises and equipment                             $18,046   $16,884

The Bank leases premises under operating leases. Rental expense of leased premises was $243,000, $241,000, and $242,000 for September 30, 2009, 2008 and
2007, respectively, which is included in premises and equipment expense.


(continued)
                                        104

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 6 - Premises and Equipment (concluded)

Minimum net rental commitments under noncancellable leases having an original or remaining term of more than one year for future years ending September 30 are as follows (in thousands):

2010                                                        $219
2011                                                          67
2012                                                          67
2013                                                          67
Thereafter                                                   - -

   Total minimum payments required                          $420

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.


Note 7 - OREO and Other Repossessed Items

The following table presents the activity related to OREO and other repossessed items at September 30 (in thousands):

                                       September 30, 2009   September 30, 2008
                                        Amount    Number     Amount    Number

Beginning Balance                       $   511       2      $  - -       - -
Additions to OREO and other
 repossessed items                       10,005      37       1,404         3
Capitalized improvements                    232
Lower of cost or fair value losses         (306)                (14)
Disposition of OREO and other
 repossessed items                       (2,257)    (13)       (879)       (1)

   Ending Balance                       $ 8,185      26      $  511         2

At September 30, 2009, OREO consisted of 26 properties in Washington, with balances ranging from $5,000 to $2,314,000. At September 30, 2008, OREO consisted of two properties. The Bank recorded a gain on sale of OREO and other repossessed items for the years ended September 30, 2009, 2008 and 2007 of $60,000, $47,000 and $14,000, respectively.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 8 - Core Deposit Intangibles ("CDI")

During the year ended September 30, 2005, the Company recorded a core deposit intangible of $2,201,000 in connection with the October 2004 acquisition of seven branches and related deposits. Net unamortized core deposit intangible totaled $755,000 and $972,000 at September 30, 2009 and 2008, respectively. Amortization expense related to the core deposit intangible for the years ended September 30, 2009, 2008 and 2007 was $217,000, $249,000 and $285,000,
respectively.

Amortization expense for the core deposit intangible for future years ending September 30 is estimated to be as follows (in thousands):

    2010                                                    $190
    2011                                                     167
    2012                                                     148
    2013                                                     131
    2014                                                     116
    Thereafter                                                 3

    Total                                                   $755


Note 9 - Deposits

Deposits consisted of the following at September 30 (in thousands):

                                                             2009       2008

Non-interest-bearing                                     $ 50,295   $ 51,955
NOW checking                                              117,357     90,468
Savings                                                    58,609     56,391
Money market accounts                                      62,478     70,379
Certificates of deposit                                   213,168    203,420
Certificates of deposit   brokered                          3,754     25,959

  Total deposits                                         $505,661   $498,572

Certificates of deposit of $100,000 or greater totaled $77,926,000 and $73,107,000 at September 30, 2009 and 2008, respectively.


(continued)
                                        106

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 9 - Deposits (concluded)

Scheduled maturities of certificates of deposit for future years ending September 30 are as follows (in thousands):

2010                                                                $182,285
2011                                                                  22,587
2012                                                                   2,420
2013                                                                   3,603
2014                                                                   5,711
Thereafter                                                               316

  Total                                                             $216,922

Interest expense by account type is as follows for the years ended September 30 (in thousands):

                                                    2009       2008      2007

NOW checking                                      $1,031    $   774   $   638
Savings                                              394        398       425
Money market accounts                              1,036      1,250     1,186
Certificates of deposit                            6,387      8,480     8,818
Certificates of deposit - brokered                   624        861       225

  Total                                           $9,472    $11,763   $11,292


Note 10 - Other Borrowings - Repurchase Agreements

Other borrowings at September 30, 2009 and 2008 consisted of overnight repurchase agreements with customers totaling $777,000 and $758,000, respectively.

Information concerning repurchase agreements is summarized as follows at September 30 (dollars in thousands):

                                                           2009        2008

  Average daily balance during the period                 $ 624      $  943
  Average daily interest rate during the period            0.08%       2.12%
  Maximum month-end balance during the period             $ 844      $1,884
  Weighted average rate at end of period                   0.05%       1.05%

  Securities underlying the agreements at the end of
   period:
    Recorded value                                       $  826      $1,614
    Fair value                                              826       1,614

The securities underlying the agreements at September 30, 2009 were under the Company's control in safekeeping at third-party financial institutions.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 11 - Federal Home Loan Bank ("FHLB") Advances and Other Borrowing Lines

The Bank has long- and short-term borrowing lines with the FHLB of Seattle with total credit on the lines equal to 30% of the Bank's total assets, limited by available collateral. Borrowings are considered short-term when
the original maturity is less than one year.   FHLB advances consisted of the
following at September 30 (in thousands):


                                                      2009          2008

Short-term                                         $   - -      $    - -
Long-term                                           95,000       104,628
  Total                                            $95,000      $104,628

The long-term borrowings mature at various dates through September 2017 and bear interest at rates ranging from 3.49% to 4.66%. Under the Advances, Security and Deposit Agreement, virtually all of the Bank's assets, not otherwise encumbered, are pledged as collateral for advances. Principal reductions due for future years ending September 30 are as follows (in thousands):

2010                                                                $ 20,000
2011                                                                  20,000
2012                                                                  10,000
2013                                                                     - -
2014                                                                     - -
Thereafter                                                            45,000
                                                                    $ 95,000

A portion of the long-term advances have a putable feature and may be called earlier by the FHLB than the above schedule indicates.

The Bank also maintains a short-term borrowing line with the Federal Reserve Bank with total credit based on eligible collateral. As of September 30, 2009 the Bank had a borrowing capacity of $16,325,000 of which, one note in the amount of $10,000,000 was outstanding. The borrowing matures on October 1, 2009 and bears an interest rate of 0.50%. The Bank did not have this borrowing line available at September 30, 2008.

The Bank has also been approved for a $10,000,000 overnight borrowing line with Pacific Coast Bankers' Bank. The borrowing line may be reduced or withdrawn at any time and must be collateralized. As of September 30, 2009 and 2008, the Bank did not have any outstanding advances on this borrowing line. As of September 30, 2009, the Bank did not have any collateral pledged for this borrowing line.

Information concerning total short-term advances is summarized as follows at September 30 (dollars in thousands):

                                                       2009          2008

  Average daily balance during the period           $    48       $13,378
  Average daily interest rate during the period        0.69%         4.44%
  Maximum month-end balance during the period       $10,000       $42,600
  Weighted average rate at end of the period           0.50%          - -

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 12 - Other Liabilities and Accrued Expenses

Other liabilities and accrued expenses were comprised of the following at September 30 (in thousands):

                                                           2009        2008

Accrued deferred compensation and profit sharing plans
 payable                                                 $  188      $  454
Accrued interest payable on deposits, FHLB advances and
 other borrowings                                           965       1,135
Accounts payable and accrued expenses - other             1,886       1,495

  Total other liabilities and accrued expenses           $3,039      $3,084


Note 13 - Federal Income Taxes

The components of the provision (benefit) for federal income taxes for the years ended September 30 were as follows (in thousands):
                                               2009        2008         2007

Current                                     $   831     $ 4,041      $ 3,929
Deferred                                     (1,813)     (1,217)        (101)

  Total federal income taxes                $  (982)    $ 2,824      $ 3,828


The components of the Company's prepaid federal income taxes and net deferred tax assets included in other assets as of September 30 were as follows (in thousands):

                                                           2009        2008

Prepaid federal income taxes                             $  543      $  525
Net deferred tax assets                                   4,545       1,945
Total                                                    $5,088      $2,470


(continued)
                                        109

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 13 - Federal Income Taxes (concluded)

The components of the Company's deferred tax assets and liabilities at September 30 were as follows (in thousands):

                                                        2009         2008

Deferred Tax Assets
  Accrued interest on loans                           $  147       $    5
  Accrued vacation                                       120          115
  Deferred compensation                                   35           54
  Unearned ESOP shares                                   455          450
  Allowance for loan losses                            5,019        2,817
  OREO appraisal losses                                   60            5
  CDI                                                    250          226
  Unearned MRDP shares                                   111           61
  Net unrealized securities losses                     1,035          248
  Capital loss carry-forward                             846          928
  Stock option compensation expense                       22           21
  Reserve for deposit overdrafts                           2          - -
  Total deferred tax assets                            8,102        4,930

Deferred Tax Liabilities
  FHLB stock dividends                                   906          906
  Depreciation                                           444          262
  Goodwill                                               659          527
  Certificate of deposit valuation                        20           21
  Mortgage servicing rights                              916          457
  Prepaid expenses                                       102          122
  Total deferred tax liabilities                       3,047        2,295


  Valuation allowance for capital loss on sale
   of securities                                        (510)        (690)


  Net deferred tax assets                             $4,545       $1,945


The Company has a capital loss carry forward in the amount of $2,255,000 that will expire in 2013.

The provision (benefit) for federal income taxes for the years ended September 30 differs from that computed at the statutory corporate tax rate as follows (dollars in thousands):

                                2009              2008              2007
                           Amount  Percent   Amount  Percent   Amount  Percent

Taxes at statutory rate    $(429)   (35.0)%  $2,390    35.0%   $4,197    35.0%
BOLI income                 (337)   (27.4)     (170)   (2.5)     (162)   (1.4)
Non-deductible capital
 loss                        - -      - -       750    11.0       - -     - -
Dividends on ESOP           (121)    (9.9)     (136)   (2.0)     (123)   (1.0)
Other - net                  (95)    (7.7)      (10)   (0.1)      (84)   (0.7)

  Federal income taxes     $(982)   (80.0)%  $2,824    41.4%   $3,828    31.9%

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


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

ESOP
----

The amount of the annual contribution is discretionary, except that it must be sufficient to enable the ESOP to service its debt. All dividends received by the ESOP are used to pay debt service. Dividends of $331,000, $389,000, and $351,000 were used to service the debt during the years ended September 30, 2009, 2008 and 2007, respectively. As of September 30, 2009, 172,193 ESOP shares had been distributed to participants.

In January 1998, the ESOP borrowed $7,930,000 from the Company to purchase 1,058,000 shares of common stock of the Company. The term of the loan was extended by 75 months in December 2006. The extension of the loan reduces the annual number of shares allocated to participants. The loan is being repaid primarily from the Bank's contributions to the ESOP and is scheduled to be fully repaid by March 31, 2019. The interest rate on the loan is 8.5%. Interest expense on the ESOP debt was $337,000, $359,000, and $375,000 for the years ended September 30, 2009, 2008 and 2007, respectively. The balance of the loan at September 30, 2009 was $3,811,000.

Shares held by the ESOP as of September 30 were classified as follows:

                                               2009        2008       2007

Unallocated shares                          335,052     370,294     405,562
Shares released for allocation              550,755     523,477     518,066

   Total ESOP shares                        885,807     893,771     923,628

The approximate fair market value of the Bank's unallocated shares at September 30, 2009, 2008 and 2007, was $1,555,000, $2,796,000 and $6,347,000,
respectively. Compensation benefit recognized under the ESOP for the year ended September 30, 2009 was $138,000 and compensation expense recognized for the years ended September 30, 2008 and 2007 was $7,000 and $274,000 respectively.

401(k)
-----

Eligible employees may contribute up to the maximum established by the Internal Revenue Service. Contributions by the Bank are at the discretion of the board of directors except for a 3% safe harbor contribution which is mandatory per the plan. Bank contributions totaled $475,000, $422,000 and $371,000 for the years ended September 30, 2009, 2008 and 2007, respectively.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 15 - Stock Compensation Plans

Stock Options Plans
-------------------
Under the Company's stock option plans (1999 Stock Option Plan and 2003 Stock Option Plan), the Company may grant options for up to 1,622,500 shares of common stock to employees, officers and directors. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company's stock on the date of grant. The options granted vest over a ten-year period, which may be accelerated if the Company meets certain performance criteria. At September 30, 2009, there were no unvested options. At September 30, 2009, options for 275,738 shares were available for future grant under the 2003 Stock Option Plan.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury rate of a similar term as the stock option at the particular grant date. The expected life is based on historical data, vesting terms, and estimated exercise dates. The expected dividend yield is based on the most recent quarterly dividend on an annualized basis. The expected volatility is based on historical volatility of the Company's stock price. There were no options granted during the fiscal years ended September 30, 2009, 2008 or 2007.

Stock option activity is summarized as follows:

                                                                  Weighted
                                                                  Average
                                                    Number of     Exercise
                                                     Shares       Price

Outstanding September 30, 2006                       524,144       $ 7.26
Options exercised                                   (110,470)        6.73
Options forfeited                                     (1,000)        7.60
  Outstanding September 30, 2007                     412,674         7.39

Options exercised                                   (138,854)        6.06
  Outstanding September 30, 2008                     273,820         8.07

Options exercised                                    (57,699)        6.00
Options forfeited                                    (47,257)        6.00
  Outstanding September 30, 2009                     168,864         9.35


Note 15 - Stock Compensation Plans (continued)

The total fair value of shares that vested during the years ended September 30, 2009, 2008 and 2007 was $13,000, $30,000 and $52,000, respectively.

Proceeds and related tax benefits realized from options exercised and intrinsic value of options exercised for the years ended September 30 were as follows (in thousands):

                                              2009        2008        2007

Proceeds from options exercised              $ 346       $ 842       $ 744
Related tax benefit recognized                  46          15         463
Intrinsic value of options exercised            56         531       1,231

(continued)
                                        112

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 15 - Stock Compensation Plans (continued)

Additional information regarding options outstanding at September 30, 2009, is as follows:

                    Options Outstanding             Options Exercisable
                 ----------------------------- ------------------------------
                                    Weighted                      Weighted
                                    Average                       Average
                          Weighted  Remaining           Weighted  Remaining
Range of                  Average   Contractual         Average   Contractual
Exercise                  Exercise  Life                Exercise  Life
Prices           Number   Price     (Years)    Number   Price     (Years)

$ 7.45           56,638     7.45       1.7     56,638     7.45        1.7
  7.85 - 7.98     6,000     7.91       2.6      6,000     7.91        2.6
  9.52           56,680     9.52       3.4     56,680     9.52        3.4
 11.46 - 11.63   49,546    11.51       4.3     49,546    11.51        4.2

                168,864   $ 9.35       3.1    168,864   $ 9.35        3.1

There was no aggregate intrinsic value of all options outstanding at September 30, 2009, as the exercise price of all options outstanding was greater than the stock's current market value. The aggregate intrinsic value of all options outstanding and exercisable at September 30, 2008 was $168,000.


Stock Grant Plan
----------------
The Company adopted the Management Recognition and Development Plan ("MRDP") in 1998, which was subsequently approved by the shareholders in 1999 for the benefit of employees, officers and directors of the Company. The objective of the MRDP is to retain personnel of experience and ability in key positions by providing them with a proprietary interest in the Company.

The MRDP allowed for the issuance to participants of up to 529,000 shares of the Company's common stock. Awards under the MRDP have been made in the form of restricted shares of common stock that are subject to restrictions on the transfer of ownership and are subject to a five-year vesting period. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participants is recognized over a five-year vesting period, with 20% vesting on each of the five anniversaries from the date of the grant. At September 30, 2009, there were no shares available for future awards under the MRDP.

A summary of MRDP shares granted and vested for the years ended September 30, were as follows:

                                              2009         2008        2007
Shares granted                              19,758       20,315      15,080
Weighted average grant date fair value       $7.01       $12.76      $17.44

Shares vested                                9,479        5,416       2,400
Aggregate vesting date fair value          $46,000      $46,000     $39,000

(continued)
                                        113

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 15 - Stock Compensation Plans (concluded)

A summary of unvested MRDP shares as of September 30, 2009 and changes during the year ended September 30, 2009, were as follows:

                                                     Weighted Average
                                                           Grant Date
                                           Shares          Fair Value

Unvested shares, beginning of period       39,579            $14.82
Shares granted                             19,758              7.01
Shares vested                              (9,479)            15.13
                                          -------
Unvested shared, end of period             49,858             11.66


At September 30, 2009, there were 49,858 unvested MRDP shares with an aggregate grant date fair value of $582,000. At September 30, 2009 there were no shares available for future grant under the MRDP.


Expense for Stock Compensation Plans
------------------------------------
Compensation expense recorded in the financial statements for all stock-based plans were as follows for the years ended September 30, (in thousands):


                                           2009         2008        2007
Stock options                              $  3         $  5        $ 25
MRDP stock grants                           137          147          66
Less: related tax benefit recognized        (49)         (53)        (31)

                                           $ 91         $ 99        $ 60


The compensation expense yet to be recognized for stock based awards that been awarded but not vested for the years ending September 30, is as follows (in thousands):

                                                 Stock
                                     Stock       Grants      Total
                                     Options     (MRDP)      Awards

2010                                    --         171         171
2011                                    --         165         165
2012                                    --         111         111
2013                                    --          38          38
2014                                    --           2           2

                                      $ --        $487        $487

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 16 - Deferred Compensation Plans

The Bank has a deferred compensation/non-competition arrangement with its former chief executive officer, which provides monthly payments of $2,000 per month upon retirement. Payments under this agreement began in March 2004 and will continue until his death, at which time payments will continue to his surviving spouse until the earlier of her death or for 60 months. The present value of the payments as of September 30, 2009 and 2008, $105,000 and $129,000, respectively, has been accrued for under the agreement and is included in other liabilities on the consolidated balance sheets.

The Company adopted the Timberland Bancorp, Inc. Directors Deferred Compensation Plan in 2004. This plan allows directors to defer a portion of their monthly directors' fees until retirement with no income tax payable by the director until retirement benefits are received. The Company accrues interest on the liability at a rate of 1.00% over the Bank's one-year CD rate. There was no liability accrued under this plan at September 30, 2009. The liability accrued as of September 30, 2008 was $10,000 and is included in other liabilities on the consolidated balance sheets.


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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of the Bank's commitments at September 30, is as follows (in thousands):

                                                              2009       2008

Undisbursed portion of construction loans in process
 (see Note 4)                                              $31,298    $43,353
Undisbursed lines of credit                                 27,609     25,343
Commitments to extend credit                                16,513     15,281
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


(continued)
                                        115

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 17 - Commitments and Contingencies (concluded)

In March 2007, the Bank adopted the Timberland Bank Employee Severance Compensation Plan, which replaced the existing employee severance compensation agreement adopted in 1998. The new plan, which expires in 2017, was adopted to provide severance pay benefits to eligible employees in the event of a change in control of the Company or the Bank (as defined in the plan). In general, all employees (except those who are restricted from receiving golden parachute payments in any amount under the compensation limitations for participants in the Treasury's Capital Purchase Program) with two or more years of service will be eligible to participate in the plan. Under the plan, in the event of a change in control of the Company or the Bank, eligible employees who are terminated or who terminate employment (but only upon the occurrence of events specified in the plan) within 12 months of the effective date of a change in control would be entitled to a payment based on years of service or officer rank with the Bank. The maximum payment for any eligible employee would be equal to 24 months of their current compensation.

Because of the nature of its activities, the Company is subject to various pending and threatened legal actions which arise in the ordinary course of business. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the financial position of the Company.


Note 18 - Significant Concentrations of Credit Risk

Most of the Bank's lending activity is with customers located in the state of Washington and involves real estate. At September 30, 2009, the Bank had $571,515,000 (including $31,298,000 of undisbursed construction loan proceeds) in loans secured by real estate, which represents 96.0% of the total loan portfolio. The real estate loan portfolio is primarily secured by one- to four-family properties, multi-family properties, undeveloped land, and a variety of commercial real estate property types. At September 30, 2009, there were no concentrations of real estate loans to a specific industry or secured by a specific collateral type that equaled or exceeded 20% of the Bank's total loan portfolio, other than loans secured by one-to four-family properties. The ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region and the impact of those changes on the real estate market. The Bank typically maintains loan-to-value ratios of no greater than 90% on real estate loans. Collateral and / or guarantees are required for all loans.


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

(continued)
                                        116

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 19 - Regulatory Matters (concluded)

At September 30, 2009, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

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

                                                            To be Well
                                                            Capitalized
                                                            Under Prompt
                                         Capital Adequacy   Corrective Action
                        Actual           Purposes           Provisions
                        Amount   Ratio   Amount   Ratio     Amount   Ratio

September 30, 2009
  Tier 1 capital (to
   average assets):
    Consolidated      $83,196    12.2%  $27,182    4.0%        N/A     N/A
    Timberland Bank    67,780    10.1    26,774    4.0     $33,467     5.0%
  Tier 1 capital
   (to risk-weighted
   assets)
    Consolidated       83,196    14.7    22,683    4.0         N/A     N/A
    Timberland Bank    67,780    12.0    22,576    4.0      33,864     6.0
  Total capital (to
   risk-weighted
   assets):
    Consolidated       90,372    15.9    45,366    8.0         N/A     N/A
    Timberland Bank    74,923    13.3    45,152    8.0      56,440    10.0

September 30, 2008
  Tier 1 capital (to
   average assets):
    Consolidated      $68,615    10.3%  $26,709    4.0%        N/A     N/A
    Timberland Bank    61,326     9.2    26,649    4.0     $33,311     5.0%
  Tier 1 capital (to
   risk-weighted
   assets):
    Consolidated       68,615    12.4    22,189    4.0         N/A     N/A
    Timberland Bank    61,326    11.1    22,192    4.0      33,288     6.0
  Total capital (to
   risk-weighted
   assets):
    Consolidated       75,563    13.6    44,378    8.0         N/A     N/A
    Timberland Bank    68,275    12.3    44,384    8.0      55,480    10.0

In October 2009, the Bank was informed by the FDIC that it would be required to maintain Tier 1 Capital in an amount as to equal or exceed 10.0% of the Bank's adjusted total assets.


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

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008

Note 20 - Condensed Financial Information - Parent Company Only


Condensed Balance Sheets - September 30
(In Thousands)

                                                          2009        2008
Assets

  Cash and due from financial institutions             $   350     $   280
  Interest-bearing deposits in banks                    10,603       2,903
  Loan receivable from Bank                              3,811       4,063
  Investment in Bank                                    71,784      67,552
  Other assets                                             798       1,345

  Total assets                                         $87,346     $76,143


Liabilities and shareholders' equity

  Accrued expenses                                     $   147     $ 1,302
  Shareholders' equity                                  87,199      74,841

  Total liabilities and shareholders' equity           $87,346     $76,143





(continued)
                                        118

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008

Note 20 - Condensed Financial Information - Parent Company Only (continued)


Condensed Statements of Income - Years Ended September 30
(In Thousands)


                                                    2009       2008      2007
Operating income
  Interest-bearing deposits in banks            $    25     $    22   $    26
  Interest on loan receivable from Bank             338         359       375
  Dividends on investments                          - -          65       108
  Loss on sale of investment securities
   available for sale ("AFS")                       - -        (171)      - -
  Dividends from Bank                               416       3,850    12,823
  Total operating income                            779       4,125    13,332

Non-operating income                                 37         - -       - -

Operating expenses                                  642         589       633

  Income before income taxes and equity
   in undistributed income of Bank                  174       3,536    12,699

Provision (benefit) for income taxes               (200)       (193)     (166)

  Income before equity in undistributed income
   (loss) of Bank                                   374       3,729    12,865

Equity in undistributed income (loss) of bank
 (dividends in excess of income of Bank)           (616)        276    (4,702)

  Net income (loss)                             $  (242)    $ 4,005   $ 8,163

Preferred stock dividends                       $   643     $   - -   $   - -
Preferred stock accretion                           129         - -       - -

Net income (loss) available to common
 shareholders                                   $(1,014)    $ 4,005   $ 8,163




(continued)
                                        119

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 20 - Condensed Financial Information - Parent Company Only (concluded)

Condensed Statements of Cash Flows - Years Ended September 30
(In Thousands)

                                                  2009       2008       2007
Cash flows from operating activities
  Net income (loss)                            $  (242)   $ 4,005   $  8,163
  Adjustments to reconcile net income to net
   cash provided:
    (Equity in undistributed income of Bank)
     dividends in excess of income of Bank         616       (276)     4,702
    ESOP shares earned                             264        264        265
    MRDP compensation expense                      169        131         59
    Stock option compensation expense                3          5         25
    Stock option tax effect                         46         15        464
    Less stock option excess tax benefit           - -        (11)      (354)
    Loss on sale of securities AFS                 - -        171        - -
    Other, net                                    (608)     1,764       (256)
Net cash provided by operating activities          248      6,068     13,068

Cash flows from investing activities
  Investment in Bank                            (6,308)      (562)      (698)
  Proceeds from sale of securities AFS             - -      1,959        - -
  Principal repayments on loan receivable
   from Bank                                       252        230        214
  Net cash provided by (used in) investing
   activities                                   (6,056)     1,627       (484)

Cash flows from financing activities
  Increase (decrease) in borrowings from Bank      - -     (1,400)     1,400
  Proceeds from exercise of stock options          346        841        744
  Repurchase of common stock                       - -     (1,920)   (12,431)
  Payment of dividends                          (3,272)    (2,977)    (2,682)
  ESOP tax effect                                  (47)      (409)       354
  MRDP compensation tax effect                     (32)        16          5
  Stock option tax effect                          - -         11        354
  Issuance of preferred stock                   15,425        - -        - -
  Issuance of stock warrants                     1,158        - -        - -
  Net cash provided by (used in) financing
   activities                                   13,578     (5,838)   (12,256)

  Net increase in cash                           7,770      1,857        328

Cash equivalents
  Beginning of year                              3,183      1,326        998

  End of year                                  $10,953    $ 3,183   $  1,326

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008

Note 21 - Earnings (Loss) Per Common Share Disclosures

Basic earnings (loss) per common share ("EPS") are computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options, assumed conversion of outstanding stock warrants and from assumed vesting of shares awarded but not released under the Company's MRDP. In accordance with FASB guidance for stock compensation, shares owned by the Bank's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing EPS. Information regarding the calculation of basic and diluted EPS for the years ended September 30 is as follows (dollars in thousands, except per share amounts):

                                              2009         2008        2007
Basic EPS Computation
  Numerator - net income (loss)              $(242)      $4,005      $8,163
  Less: Preferred stock dividends              643          - -         - -
  Less: Preferred stock discount               129          - -         - -
  Net income (loss) available for common
   stock                                   $(1,014)      $4,005      $8,163

  Denominator - weighted average common
   shares outstanding                    6,621,399    6,475,385   6,775,822
  Basic EPS                                $(0.15)        $0.62       $1.20

Diluted EPS Computation
  Numerator - net income (loss)             $(242)       $4,005      $8,163
  Less: Preferred stock dividends             643           - -         - -
  Less: Preferred stock discount              129           - -         - -
  Net income (loss) available for common
   stock                                  $(1,014)       $4,005      $8,163

  Denominator - weighted average common
   shares outstanding                   6,621,399     6,475,385   6,775,822
  Effect of dilutive stock options            - -        95,107     204,636
  Effect of dilutive MRDP shares              - -           - -       1,649
  Effect of dilutive stock warrants           - -           - -         - -
  Weighted average common shares
   outstanding-assuming dilution        6,621,399     6,570,492   6,982,107

  Diluted EPS                              $(0.15)        $0.61       $1.17

For the year ended September 30, 2009, options to purchase 176,899 shares of common stock were outstanding but not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares and, therefore, their effect would have been anti-dilutive. There were 40,443 outstanding options to purchase shares of common stock excluded from the computation of diluted EPS for the year ended September 30, 2008. There were no options to purchase shares of common stock excluded from the computation of diluted EPS for the year ended September 30, 2007.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 21 - Earnings (Loss) Per Common Share Disclosures (concluded)

For the year ended September 30, 2009, the effect of dilutive stock options was computed to be 1,300 shares. However, the dilutive effect of these options has been excluded from the diluted EPS computation for the year ended September 30, 2009 because the Company reported a net loss available for common stock for that period and, therefore, their effect would have been anti-dilutive.

For the year ended September 30, 2009, warrants to purchase 278,174 shares of common stock were outstanding but not included in the computation of diluted EPS because the warrant's exercise prices were greater than the average market price of the common shares and, therefore, their effect would have been anti-dilutive. There were no warrants to purchase shares of common stock outstanding for the years ended September 30, 2008 and 2007.

For the year ended September 30, 2009, the effect of dilutive warrants was computed to be 541 shares. However, the dilutive effect of these warrants has been excluded from the diluted EPS computation for the year ended September 30, 2009 because the Company reported a net loss available for common stock for that period and, therefore, their effect would have been anti-dilutive.



Note 22 - Accumulated Other Comprehensive Income (Loss)

Net unrealized gains and losses included in accumulated other comprehensive income (loss) were computed as follows for the years ended September 30 (in thousands):

                                                2009       2008      2007
Unrealized gain (loss) on securities:

  Net unrealized holding gain (loss) from
   available for sale
    Securities                               $    28    $(2,329)    $ 329
  Cumulative effect of adoption of FASB
   guidance regarding recognition of OTTI       (140)       - -       - -
  OTTI on HTM securities recognized in other
   comprehensive income                       (2,274)       - -       - -
  Reclassification adjustment from losses
   included in net income                        - -      2,826       - -

Unrealized gain (loss), net of
 reclassification adjustment, before income
 tax                                          (2,386)       497       329

Income tax provision (benefit)                  (835)       174       112

Net unrealized gains (losses)                $(1,551)   $   323     $ 217

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 23 - Fair Value of Financial Instruments

The FASB Disclosures About Fair Value of Financial Instruments, requires disclosure of estimated fair values for financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. Major assumptions, methods and fair value estimates for the Company's significant financial instruments are set forth below:

   Cash and Due from Financial Institutions, Interest-Bearing Deposits in Banks and Federal Funds Sold
   The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to carry value.

   Certificate of Deposits Held for Investment
   The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to carry value.

   Investments and Mortgage-Backed Securities
   The fair value of investments and mortgage-backed securities are based upon the assumptions market participants would use in pricing the security.
   Such assumptions include observable and unobservable inputs such as quoted market prices, dealer quotes, or discounted cash flows.

   Federal Home Loan Bank Stock
   FHLB of Seattle stock is not publically traded, however the recorded value of the stock holdings approximates the fair value, as the FHLB is required to pay par value upon re-acquiring this stock.

   Loans Receivable and Loans Held for Sale
   Fair value of loans receivable at September 30, 2009 is estimated based on comparable market statistics. Loan portfolio sales reported by the FDIC for the period January 1, 2007 through September 30, 2009 were used as the basis for comparable market statistics.

   Fair value of loans receivable at September 30, 2008 was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities. Prepayments are based on the historical experience of the Bank. The fair value calculation of loans receivable at September 30, 2008 was prior to the Company's partial adoption of updated FASB guidance for fair value measurements.

   The effect of changing the fair value calculation method for loans receivable as a result of partially adopting the updated FASB guidance for fair value measurements on October 1, 2009 is shown in the following table (in thousands):
                                                         September 30, 2009
   Estimated fair value using methodology in place
    prior to the partial adoption of updated FASB
    guidance for fair value measurements                      $ 561,336
   Change in estimated fair value due to partial
    adoption of updated guidance                               (203,914)
                                                              ---------
   Estimated fair value                                       $ 357,422

 (continued)
                                        123

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 23 - Fair Value of Financial Instruments (continued)

   Loans Held for Sale
   The fair value has been based on quoted market prices obtained from the Federal Home Loan Mortgage Corporation.

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

   Federal Reserve Bank Advances
   The recorded value of Federal Reserve Bank advances approximates the fair value due to the short-term nature of the borrowings.

   Other Borrowings: Repurchase Agreements
   The recorded value of repurchase agreements approximates fair value due to the short-term nature of the borrowings.

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


(continued)
                                        124

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008

Note 23 - Fair Value of Financial Instruments (continued)

The estimated fair value of financial instruments at September 30, were as follows (in thousands):

                                  2009       Estimated   2008       Estimated
                                  Recorded   Fair        Recorded   Fair
                                  Amount     Value       Amount     Value
Financial Assets
  Cash and due from financial
   institutions and interest-
   bearing deposits in banks     $ 66,462    $ 66,462    $ 17,444   $ 17,444
  Federal funds sold                  - -         - -      25,430     25,430
  Certificate of deposits, held
   for investment                   3,251       3,251         - -        - -
  Investments and mortgage-backed
   securities                      20,558      19,686      31,331     29,072
  FHLB stock                        5,705       5,705       5,705      5,705
  Loans receivable and loans held
   for sale                       546,578     357,422     555,914    556,568
  Loans held for sale                 630         648       1,773      1,811
  Accrued interest receivable       2,805       2,805       2,870      2,870
  Mortgage servicing rights         2,618       2,650       1,306      1,818

Financial Liabilities
  Deposits                       $505,661    $507,465    $498,572   $498,806
  FHLB advances - long term        95,000      99,414     104,628    105,958
  Federal Reserve Bank
   advances - short term           10,000      10,000         - -        - -
  Other borrowings: repurchase
   agreements                         777         777         758        758
  Accrued interest payable            965         965       1,135      1,135

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair value of the Company's financial instruments will change when interest rate levels change and that change may either be favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed interest rate obligations are less likely to prepay in a rising interest rate environment and more likely to prepay in a falling interest rate environment. Conversely, depositors who are receiving fixed interest rates are more likely to withdraw funds before maturity in a rising interest rate environment and less likely to do so in a falling interest rate environment. Management monitors interest rates and maturities of assets and liabilities, and attempts to minimize interest rate risk by adjusting terms of new loans, and deposits and by investing in securities with terms that mitigate the Company's overall interest rate risk.

Accounting guidance regarding fair value measurements defines fair value and establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles ("GAAP"). Fair value is the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The following definitions describe the levels of inputs that may be used to measure fair value:

(continued)
                                        125

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 23 - Fair Value of Financial Instruments (concluded)

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

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at September 30, 2009 (in thousands):

                                             Fair Value
                                    ---------------------------
                                    Level 1   Level 2   Level 3   Total Losses

Available for Sale Securities
Mutual Funds                         $ 968    $   - -   $   - -      $ - -
Mortgage-backed securities             - -     12,503       - -        227
                                     -----    -------   -------      -----
Total                                $ 968    $12,503   $   - -      $ 227


The following table summarizes the balance of assets and liabilities measured at fair value on a non-recurring basis at September 30, 2009, and the total losses resulting from these fair value adjustments for the year ended September 30, 2009 (in thousands):

                                             Fair Value
                                    ---------------------------
                                    Level 1   Level 2   Level 3   Total Losses

Impaired Loans (1)                   $  - -   $  - -     $9,014      $4,442
Mortgage-backed securities - HTM (2)    - -    1,835        - -       3,395
                                     ------   ------     ------      ------
Total                                $  - -   $1,835     $9,014      $7,837

--------------------
(1) The loss represents charge offs on collateral dependent loans for fair value adjustments based on the fair value of the collateral. A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The specific reserve for collateral dependent impaired loans was based on the fair value of the collateral less estimated costs to sell. The fair value of collateral was determined based primarily on appraisals. In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as Level 3 measurement.
(2) The loss represents OTTI charges on held-to-maturity mortgage-backed securities.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 24 - Stock Repurchase Plan

On February 25, 2008, the Company announced a share repurchase plan authorizing the repurchase of up to 5% of its outstanding shares, or 343,468 shares. As of September 30, 2009 no shares under this plan had been repurchased. As part of the Company's participation in the Treasury's Capital Purchase Program this share repurchase program was suspended indefinitely.


Note 25 - Subsequent Events

Management has evaluated events and transactions that occurred after the balance sheet date of September 30, 2009 through December 14, 2009. On November 6, 2009, the Company's board of directors announced a cash dividend in the amount of $0.03 per common share to be paid on November 27, 2009 to shareholders of record as of November 16, 2009.


Note 26 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data are presented for the quarters ended (in thousands, except per share amounts):

                           September 30,  June 30,   March 31,  December 31,
                           2009           2009       2009       2008

Interest and dividend
 income                    $  9,364       $ 9,611    $ 9,801     $10,025
Interest expense            (3,140)        (3,419)    (3,384)     (3,561)
   Net interest income       6,224          6,192      6,417       6,464

Provision for loan losses   (3,243)        (1,000)    (5,176)     (1,315)
Non-interest income          1,457          2,674      1,912         906
Non-interest expense        (5,387)        (6,373)    (5,442)     (5,537)

   Income (loss) before
    income taxes              (949)         1,493     (2,289)        518

Provision (benefit) for
 federal and state income
 tax                          (681)           435       (896)        157

   Net income (loss)       $  (268)       $ 1,058    $(1,393)    $   361

Basic EPS                  $(0.079)       $ 0.116    $(0.242)    $ 0.052
Diluted EPS                 (0.079)         0.116     (0.242)      0.052


(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 26 - Selected Quarterly Financial Data (Unaudited) (concluded)

                           September 30,  June 30,   March 31,  December 31,
                           2008           2008       2008       2007

Interest and dividend
 income                    $10,567        $10,368    $10,926    $11,477
Interest expense            (3,732)        (3,868)    (4,255)    (4,558)
   Net interest income       6,835          6,500      6,671      6,919

Provision for loan losses   (1,500)          (500)      (700)    (1,200)
Non-interest income          2,019           (893)     1,555      1,497
Non-interest expense        (5,397)        (4,919)    (5,207)    (4,851)

   Income before income
     taxes                   1,957            188      2,319      2,365

Provision for federal and
 state income tax              607            733        734        750

   Net income (loss)       $ 1,350        $  (545)   $ 1,585    $ 1,615

Basic EPS                  $ 0.208        $(0.085)   $ 0.246    $ 0.248
Diluted EPS                  0.207         (0.084)     0.242      0.242

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

  Not applicable.

Item 9A.  Controls and Procedures
---------------------------------

  (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this annual report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is
(i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and
(ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

  (b) Changes in Internal Controls: There has been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not de detected.

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

Item 9B.  Other Information
---------------------------

  None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information required by this item is contained under the section captioned "Proposal I - Election of Directors" is included in the Company's Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

     For information regarding the executive officers of the Company and the Bank, see "Item 1. Business - Executive Officers."

Compliance with Section 16(a) of the Exchange Act

     The information required by this item is contained under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" included in the Company's Proxy Statement and is incorporated herein by reference.

Audit Committee Financial Expert

     The Company has a separately designated standing Audit Committee, composed of Directors Mason, Robbel, Smith and Goldberg. Each member of the Audit Committee is "independent" as defined in the Nasdaq Stock Market listing standards. The Company's Board of Directors has designated Director Robbel as the Audit Committee financial expert, as defined in the SEC's Regulation S-K. Directors Mason, Robbel, Smith and Goldberg are independent as that term is used in Item 7(c) of Schedule 14A promulgated under the Exchange Act.

Code of Ethics

     The Board of Directors ratified its Code of Ethics for the Company's officers (including its senior financial officers), directors and employees during the year ended September 30, 2009. The Code of Ethics requires the Company's officers, directors and employees to maintain the highest standards of professional conduct. The Company's Code of Ethics was filed as an exhibit to its Annual Report on Form 10-K for the year ended September 30, 2003 and is available on our website at www.timberlandbank.com.

Item 11.  Executive Compensation
--------------------------------

     The information required by this item is contained under the sections captioned "Executive Compensation" and "Directors' Compensation" included in the Company's Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
----------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

  (a)    Security Ownership of Certain Beneficial Owners.

     The information required by this item is contained under the section captioned "Security Ownership of Certain Beneficial Owners and Management" included in the Company's Proxy Statement and is incorporated herein by reference.

  (b)    Security Ownership of Management.

     The information required by this item is contained under the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Proposal I - Election of Directors" included in the Company's Proxy Statement and is incorporated herein by reference.

  (c)    Changes In Control.

     The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

  (d) Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Company's equity compensation plans as of September 30, 2009.


                                                                 Number of
                                                                 securities
                                                                 remaining
                                                                available for
                                                               future issuance
                                                                under equity
                   Number of securities   Weighted-average      compensation
                    to be issued upon     exercise price of   plans (excluding
                        exercise of           outstanding        securities
                   outstanding options,   options, warrants      reflected
Plan category      warrants and rights        and rights       in column (a))
-----------------  -------------------    -----------------   ----------------
                            (a)                   (b)                (c)
Equity compensation
 plans approved by
 security holders:
  Management
   Recognition
   and Development
   Plan.............          --                 $   --               --
  1999 Stock Option
   Plan.............     156,732                   9.18               --
  2003 Stock Option
   Plan.............      12,132                  11.63          275,738

Equity compensation
 plans not approved
 by security
 holders............          --                     --               --
                         -------                 ------          -------

   Total............     168,864                 $ 9.35          275,738
                         =======                 ======          =======

Item 13.    Certain Relationships and Related Transactions, and Director
------------------------------------------------------------------------
Independence
------------

     The information required by this item is contained under the sections captioned "Meetings and Committees of the Board of Directors And Corporate Governance Matters - Corporate Governance - Related Party Transactions" and "Meetings and Committees of the Board of Directors and Corporate Governance Matters - Corporate Governance - Director Independence" included in the Company's Proxy Statement and are incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services
------------------------------------------------

     The information required by this item is contained under the section captioned "Independent Auditor" included in the Company's Proxy Statement and is incorporated herein by reference.

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules
-------------------------------------------------

   (a) Exhibits

       3.1    Articles of Incorporation of the Registrant (1)
       3.2    Amended and Restated Bylaws of the Registrant (2)
       3.3 Articles of Amendment to Articles of Incorporation of the Registrant(3)
       4.2 Warrant to purchase shares of the Company's common stock dated December 23, 2008 (3)
       4.3 Letter Agreement (including Securities Purchase Agreement Standard Terms, attached as Exhibit A) dated December 23, 2008 between the Company and the United States Department of the Treasury (3)
      10.1    Employee Severance Compensation Plan (4)
      10.2    Employee Stock Ownership Plan (5)
      10.3    1999 Stock Option Plan (6)
      10.4    2003 Stock Option Plan (7)
      10.5    Form of Incentive Stock Option Agreement (8)
      10.6    Form of Non-qualified Stock Option Agreement (8)
      10.7    Management Recognition and Development Plan (6)

      10.8    Form of Management Recognition and Development Award Agreement
              (7)
      10.10   Employment Agreement with Michael R. Sand (9)
      10.11   Employment Agreement with Dean J. Brydon (9)
      14      Code of Ethics (10)
      21      Subsidiaries of the Registrant
      23      Consent of Accountants
      31.1    Certification of Chief Executive Officer Pursuant to Section 302
              of the Sarbanes-Oxley Act
      31.2    Certification of Chief Financial Officer Pursuant to Section 302
              of the Sarbanes-Oxley Act
      32      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
      99.1    First Fiscal Year Certification of the Principal Executive
              Officer Pursuant to Section 111(b) of the Emergency Economic
              Stabilization Act of 2008 for the Fiscal Year Ended September
              30, 2009
      99.2    First Fiscal Year Certification of the Chief Financial Officer
              Pursuant to Section 111(b) of the Emergency Economic
              Stabilization Act of 2008 for the Fiscal Year Ended September
              30, 2009

------------
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817) and incorporated by reference.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 18, 2007.
(3) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 23, 2008.
(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997; and to the Registrant's Current Report on Form 8-K dated April 13, 2007.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(6) Incorporated by reference to Exhibit 99 included in the Registrant's Registration Statement on Form S-8 (333-32386)
(7) Incorporated by reference to Exhibit 99.2 included in the Registrant's Registration Statement on Form S-8 (333-1161163)
(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2005.
(9) Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 13, 2007.
(10) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2003.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TIMBERLAND BANCORP, INC.


Date: December 11, 2009        By:/s/ Michael R. Sand
                                  -------------------------------------
                                  Michael R. Sand
                                  President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURES               TITLE                    DATE
          ----------               -----                    ----

/s/ Michael R. Sand    President, Chief Executive Officer   December 11, 2009
---------------------   and Director
Michael R. Sand         (Principal Executive Officer)


/s/ Jon C. Parker      Chairman of the Board                December 11, 2009
---------------------
Jon C. Parker


/s/ Dean. J. Brydon    Chief Financial Officer              December 11, 2009
---------------------  (Principal Financial and Accounting
Dean J. Brydon           Officer)


/s/ Andrea M. Clinton  Director                             December 11, 2009
---------------------
Andrea M. Clinton


/s/ Larry D. Goldberg  Director                             December 11, 2009
---------------------
Larry D. Goldberg


/s/ James C. Mason     Director                             December 11, 2009
---------------------
James C. Mason


/s/ Ronald A. Robbel   Director                             December 11, 2009
---------------------
Ronald A. Robbel


/s/ David A. Smith     Director                             December 11, 2009
---------------------
David A. Smith
                                       133

                                EXHIBIT INDEX


Exhibit No.                     Description of Exhibit
-----------    -----------------------------------------------------

    21         Subsidiaries of the Registrant
    23         Consent of Accountants
    31.1       Certification of Chief Executive Officer Pursuant to Section
                302 of the Sarbanes-Oxley Act
    31.2       Certification of Chief Financial Officer Pursuant to Section
                302 of the Sarbanes-Oxley Act
    32         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
    99.1       First Fiscal Year Certification of the Principal Executive
                Officer Pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008 for the Fiscal Year Ended September 30, 2009
    99.2       First Fiscal Year Certification of the Chief Financial Officer
                Pursuant to Section 111(b) of Emergency Economic Stabilization Act of 2008 for the Fiscal Year Ended September 30, 2009