Form 10-Q
period 2009-12-31
TIMBERLAND BANCORP INC
filed 2010-02-05
CIK 1046050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended December 31, 2009

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

Large accelerated filer      Accelerated Filer       Non-accelerated filer
                       ----                   ----                        ----

Smaller reporting company  X
                         ----

Indicate by check mark whether the registrant is a shell company (in Rule
12b-2 of the Exchange Act). Yes      No  X
                               ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                      SHARES OUTSTANDING AT JANUARY 31, 2010
           -----                      --------------------------------------
Common stock, $.01 par value                         7,045,036

                                  INDEX

                                                                        Page
                                                                        ----
PART I.       FINANCIAL INFORMATION

    Item 1.   Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets                      3

              Condensed Consolidated Statements of Operations            4-5

              Condensed Consolidated Statements of Shareholders' Equity  6

              Condensed Consolidated Statements of Cash Flows            7-8

              Condensed Consolidated Statements of Comprehensive
               Income (Loss)                                             9

              Notes to Condensed Consolidated Financial Statements       10-24

   Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       24-37

   Item 3.    Quantitative and Qualitative Disclosures about Market
               Risk                                                      38

   Item 4.    Controls and Procedures                                    38

PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings                                          38

   Item 1A    Risk Factors                                               38-40

   Item 2.    Unregistered Sales of Equity Securities and Use of
               Proceeds                                                  40

   Item 3.    Defaults Upon Senior Securities                            40

   Item 4.    Submission of Matters to a Vote of Security Holders        40

   Item 5.    Other Information                                          40

   Item 6.    Exhibits                                                   40-41

SIGNATURES                                                               42

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------

                      TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                     December 31, 2009 and September 30, 2009
                   (Dollars in thousands, except per share data)
                                                  December 31,  September 30,
                                                         2009           2009
                                                   -------------------------
Assets                                            (Unaudited)
Cash equivalents:
  Cash and due from financial institutions          $ 11,676        $ 10,205
  Interest bearing deposits in other banks            57,250          56,257
                                                    ------------------------
  Total cash equivalents                              68,926          66,462
                                                    ------------------------

Certificate of deposits ("CDs") held for
 investment, (at cost)                                14,442           3,251
Investments and mortgage-backed securities - held
 to maturity (fair value $5,952 and $6,215)            6,413           7,087
Investments and mortgage-backed securities -
 available for sale                                   12,594          13,471
Federal Home Loan Bank of Seattle ("FHLB") stock       5,705           5,705

Loans receivable                                     559,153         560,750
Loans held for sale                                    2,934             630
Less: Allowance for loan losses                      (14,931)        (14,172)
                                                    ------------------------
   Net loans receivable                             547,156         547,208
                                                    ------------------------

Premises and equipment, net                           17,951          18,046
Other real estate owned ("OREO") and other
 repossessed assets                                    8,119           8,185
Accrued interest receivable                            2,997           2,805
Bank owned life insurance ("BOLI")                    13,042          12,918
Goodwill                                               5,650           5,650
Core deposit intangible ("CDI")                          707             755
Mortgage servicing rights ("MSRs")                     2,691           2,618
Other assets                                          10,073           7,515
                                                    ------------------------
Total assets                                        $716,466        $701,676
                                                    ========================

Liabilities and shareholders' equity
Deposits: Demand, non-interest-bearing              $ 50,525        $ 50,295
Deposits: Interest-bearing                           490,488         455,366
                                                    ------------------------
    Total Deposits                                   541,013         505,661
                                                    ------------------------


FHLB advances                                         75,000          95,000
Federal Reserve Bank ("FRB") advances                 10,000          10,000
Other borrowings: repurchase agreements                  622             777
Other liabilities and accrued expenses                 2,625           3,039
                                                    ------------------------
    Total liabilities                                629,260         614,477
                                                    ------------------------

Shareholders' equity
Preferred stock, $.01 par value; 1,000,000 shares
 authorized;                                          15,605          15,554
  December 31, 2009 - 16,641 shares, Series A,
   issued and outstanding
  September 30, 2009 - 16,641 shares, Series A,
   issued and outstanding
  Series A shares: $1,000 liquidation value
Common stock, $.01 par value; 50,000,000 shares
 authorized;                                          10,343          10,315
   December 31, 2009 - 7,045,036 shares issued and
    outstanding
   September 30, 2009 - 7,045,036 shares issued and
    outstanding
Unearned shares - Employee Stock Ownership Plan
 ("ESOP")                                             (2,446)         (2,512)
Retained earnings                                     65,607          65,854
Accumulated other comprehensive loss                  (1,903)         (2,012)
                                                    ------------------------
   Total shareholders' equity                         87,206          87,199
                                                    ------------------------
   Total liabilities and shareholders' equity       $716,466        $701,676
                                                    ========================
     See notes to unaudited condensed consolidated financial statements

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended December 31, 2009 and 2008
                (Dollars in thousands, except per share amounts)
                                  (unaudited)

                                               Three Months Ended December 31,
                                                      2009         2008
                                                  ------------------------

Interest and dividend income

  Loans receivable                                   $9,065       $9,570
  Investments and mortgage-backed securities            216          412
  Dividends from mutual funds                             9           10
  Interest bearing deposits in banks                     51           33
                                                     -------------------
  Total interest and dividend income                  9,341       10,025
                                                     ===================

Interest expense

  Deposits                                            2,077        2,496
  FHLB advances - short term                            - -          - -
  FHLB advances - long term                             873        1,065
  FRB advances and other borrowings                     - -          - -
                                                     -------------------
  Total interest expense                              2,950        3,561
                                                     ===================

  Net interest income                                 6,391        6,464

Provision for loan losses                             2,600        1,315
                                                     -------------------

  Net interest income after provision for loan
   losses                                             3,791        5,149
                                                     ===================

Non-interest income

  Total impairment loss on investment securities       (317)      (1,170)
  Less: portion recorded as other comprehensive loss
   (before taxes)                                        29          - -
                                                     -------------------
  Net impairment loss on investment securities         (288)      (1,170)
                                                     -------------------

  Realized losses on held-to-maturity securities        (48)         - -
  Service charges on deposits                         1,130        1,150
  ATM transaction fees                                  362          288
  BOLI net earnings                                     134          121
  Gain on sale of loans, net                            449          281
  Servicing income on loans sold                         29           33
  Fee income from non-deposit investment sales           32           28
  Other                                                 169          175
                                                     -------------------
  Total non-interest income                           1,969          906
                                                     ===================

See notes to unaudited condensed consolidated financial statements (continued)

                 TIMBERLAND BANCORP, INC. AND SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (concluded)
          For the three months ended December 31, 2009 and 2008
            (Dollars in thousands, except per share amounts)
                               (unaudited)

                                               Three Months Ended December 31,
                                                      2009         2008
                                                  ------------------------
Non-interest expense

  Salaries and employee benefits                     2,981        3,073
  Premises and equipment                               701          663
  Advertising                                          172          191
  OREO and other repossessed items expense              50           62
  ATM expenses                                         155          125
  Postage and courier                                  128          119
  Amortization of CDI                                   48           54
  State and local taxes                                141          143
  Professional fees                                    172          135
  Federal Deposit Insurance Corporation ("FDIC")
   insurance                                           200           86
  Other                                                750          886
                                                    -------------------
  Total non-interest expense                         5,498        5,537
                                                    ===================

Income before federal and state income taxes           262          518

Provision for federal and state income taxes            38          157
                                                    -------------------

  Net income                                        $  224       $  361
                                                    ===================

Preferred stock dividends                           $  208       $   18
Preferred stock discount accretion                      51          - -
                                                    -------------------

Net income (loss) available to common shareholders  $  (35)      $  343
                                                    ===================

Earnings (loss) per common share
  Basic                                             $(0.01)      $ 0.05
  Diluted                                           $(0.01)      $ 0.05

Weighted average common shares outstanding
  Basic                                          6,709,985    6,570,776
  Diluted                                        6,709,985    6,578,080

Dividends paid per common share                     $ 0.03       $ 0.11

     See notes to unaudited condensed consolidated financial statements


                                   TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                         CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                For the year ended September 30, 2009 and the three months ended December 31, 2009
               (Dollars in thousands, except per share amounts, common shares and preferred shares)

                                                                                           Accumu-
                                                                                             lated
                                                                     Unearned                Other
                                               Preferred   Common      Shares              Compre-
                           Preferred    Common     Stock    Stock   Issued to   Retained   hensive
                              Shares    Shares    Amount    Amount       ESOP   Earnings   Loss       Total
                              ------    ------   -------    ------  ---------   --------  ---------   -----
Balance, September 30, 2008      - -  6,967,579  $   - -    $8,672   $(2,776)    $69,406    $(461)  $74,841

Net loss                         - -        - -      - -       - -       - -        (242)     - -      (242)
Issuance of preferred stock
 with attached common stock
 warrants                     16,641        - -   15,425     1,158       - -         - -      - -    16,583
Accretion of preferred stock
 discount                        - -        - -      129       - -       - -        (129)     - -       - -
Issuance of MRDP(1) shares       - -     19,758      - -       - -       - -         - -      - -       - -
Exercise of stock options        - -     57,699      - -       392       - -         - -      - -       392
Cash dividends
  ($0.39 per common share)       - -        - -      - -       - -       - -      (2,736)     - -    (2,736)
  (5% preferred stock)           - -        - -      - -       - -       - -        (536)     - -      (536)
Earned ESOP shares               - -        - -      - -       (47)      264         - -      - -       217
MRDP compensation expense        - -        - -      - -       137       - -         - -      - -       137
Stock option compensation
 expense                         - -        - -      - -         3       - -         - -      - -         3
Cumulative effect of FASB
 guidance regarding
 recognition of other than
 temporary impairment
 ("OTTI")                        - -        - -      - -       - -       - -          91      (91)      - -
Unrealized holding gain on
 securities available for
 sale, net of tax                - -        - -      - -       - -       - -         - -       18        18
OTTI on securities
 held-to-maturity, net of
 tax                             - -        - -      - -       - -       - -         - -   (1,478)   (1,478)

Balance, September 30, 2009   16,641  7,045,036  $15,554   $10,315   $(2,512)    $65,854  $(2,012)  $87,199

(Unaudited)
Net income                       - -        - -      - -       - -       - -         224      - -       224
Accretion of preferred stock
 discount                        - -        - -       51       - -       - -         (51)     - -       - -
Cash dividends
  ($0.03 per common share)       - -        - -      - -       - -       - -        (212)     - -      (212)
  (5% preferred stock)           - -        - -      - -       - -       - -        (208)     - -      (208)
Earned ESOP shares               - -        - -      - -       (17)       66         - -      - -        49
MRDP compensation expense        - -        - -      - -        44       - -         - -      - -        44
Stock option compensation
 expense                         - -        - -      - -         1       - -         - -      - -         1
Unrealized holding gain on
 securities available for
 sale, net of tax                - -        - -      - -       - -       - -         - -      118       118
Change in OTTI on securities
 held-to-maturity, net of tax    - -        - -      - -       - -       - -         - -      (19)      (19)
Accretion of OTTI on securities
 held-to-maturity, net of tax    - -        - -      - -       - -       - -         - -       10        10

Balance, December 31, 2009    16,641  7,045,036   $15,605   $10,343  $(2,446)    $65,607  $(1,903)  $87,206

(1) 1998 Management Recognition and Development Plan ("MRDP").

                      See notes to unaudited condensed consolidated financial statements


                     TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended December 31, 2009 and 2008
                                 (In thousands)
                                   (unaudited)
                                              Three Months Ended December 31,
Cash flow from operating activities                  2009          2008
                                                   ----------------------
Net income                                         $    224      $    361
Non-cash revenues, expenses, gains and losses
 included in income:
  Provision for loan losses                           2,600         1,315
  Depreciation                                          301           273
  Deferred federal income taxes                         - -           (41)
  Amortization of CDI                                    48            54
  Earned ESOP shares                                     66            66
  MRDP compensation expense                              44            41
  Stock option compensation expense                       1             1
  Stock option tax effect                               - -            40
  Gain on sale of OREO and other repossessed items,
   net                                                 (121)           (2)
  Valuation of OREO                                      31            42
  Loss on the disposition of premises and equipment       1           - -
  BOLI net earnings                                    (134)         (121)
  Gain on sale of loans                                (449)         (281)
  Decrease in deferred loan origination fees           (103)          (69)
  OTTI losses on securities                             288         1,170
  Realized losses on held-to-maturity securities         48           - -
Loans originated for sale                           (20,707)      (10,894)
Proceeds from sale of loans                          18,852        10,539
Increase in other assets, net                        (2,981)         (215)
Decrease in other liabilities and accrued expenses,
 net                                                   (414)          (99)
                                                   ----------------------
Net cash provided by (used in) operating activities  (2,405)        2,180

Cash flow from investing activities
Net increase in CD's held for investment            (11,191)          - -
Proceeds from maturities and prepayments of
 securities available for sale                          439           797
Proceeds from maturities and prepayments of
 securities held to maturity                          1,052           347
Increase in loans receivable, net                    (1,676)       (1,278)
Additions to premises and equipment                    (207)         (758)
Proceeds from sale of OREO and other repossessed
 items                                                1,691             5
                                                   ----------------------
Net cash used in investing activities                (9,892)         (887)

Cash flow from financing activities
Increase (decrease) in deposits, net                 35,352       (21,231)
Repayment of FHLB advances - long term              (20,000)       (5,019)
Decrease in repurchase agreements                      (155)          (44)
Proceeds from exercise of stock options                 - -           244
ESOP tax effect                                         (17)           (9)
MRDP compensation tax effect                              1             5
Issuance of stock warrants                              - -         1,158
Issuance of preferred stock                             - -        15,408
Payment of dividends                                   (420)         (767)
                                                   ----------------------
Net cash provided by (used in) financing
 activities                                          14,761       (10,255)


See notes to unaudited condensed consolidated financial statements
 (continued)

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)
              For the three months ended December 31, 2009 and 2008
                                (In thousands)
                                  (unaudited)

                                               Three Months Ended December 31,
                                                   2009               2008
                                                   ----------------------
Net increase (decrease) in cash equivalents           2,464        (8,962)
Cash equivalents
  Beginning of period                                66,462        42,874
                                                   ----------------------
  End of period                                    $ 68,926      $ 33,912
                                                   ----------------------

Supplemental disclosure of cash flow information
  Income taxes paid                                $    - -      $    - -
  Interest paid                                       3,074         4,414

Supplemental disclosure of non-cash investing activities
  Loans transferred to OREO and other repossessed
   assets                                             1,535           800
  Loan originated to facilitate the sale of OREO        858           - -


Supplemental disclosure of non-cash financing activities
  Shares issued to MRDP                            $    - -      $    138












      See notes to unaudited condensed consolidated financial statements

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
               For the three months ended December 31, 2009 and 2008
                                  In thousands
                                   (unaudited)



                                               Three Months Ended December 31,
                                                   2009            2008
                                                  ------------------------

Comprehensive income:
  Net income                                       $ 224          $ 361
  Unrealized holding gain (loss) on securities
    available for sale, net of tax                   118           (446)
  Change in OTTI on securities held-to-maturity,
   net of tax
     Additions                                       (45)           - -
     Additional amount recognized related to
      credit loss for which OTTI was previously
      recognized                                     (89)           - -
     Amount reclassed to credit loss for
      previously recorded market loss                115            - -
  Accretion of OTTI securities held-to-maturity,
   net of tax                                         10            - -
                                                   -----          -----


Total comprehensive income (loss)                  $ 333          $ (85)
                                                   =====          =====










     See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (unaudited)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments, which are in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2009 ("2009 Form 10-K"). The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(d) The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(e) Certain prior period amounts have been reclassified to conform to the December 31, 2009 presentation with no change to net income or total shareholders' equity previously reported. Additional paid-in capital and stock warrants, which were previously reported as separate components in the shareholders' equity section are now reported as part of common stock and preferred stock.

(2) SUBSEQUENT EVENTS
Management has evaluated events and transactions that occurred after the balance sheet date of December 31, 2009 through February 5, 2010.

On January 28, 2010, the Company announced a quarterly cash dividend of $0.01 per common share, payable February 26, 2010, to shareholders of record as of the close of business on February 15, 2010.

On February 1, 2010, the Company entered into a Memorandum of Understanding (the "FRB MOU") with the Federal Reserve Bank of San Francisco ("FRB"). The terms of the FRB MOU restrict the Company from certain activities, and require the Company to obtain prior written approval, or non-objection, of the FRB to engage in certain activities, including the payment of cash dividends. For
additional information regarding the FRB MOU, see "Item 1A, Risk Factors   The
Company and the Bank are required to comply with terms of separate memorandums of understanding issued by their respective regulators and lack of compliance could result in additional regulatory actions."

(3) U.S. TREASURY DEPARTMENT'S CAPITAL PURCHASE PROGRAM
On December 23, 2008, the Company received $16.64 million from the U.S. Treasury Department ("Treasury") as a part of the Treasury's Capital Purchase Program. The Company sold $16.64 million in senior preferred stock, with a related warrant to purchase 370,899 shares of the Company's common stock at a price of $6.73 per share at any time during the next ten years. The transaction is part of the Treasury's program to encourage qualified financial institutions to build capital to increase the flow of financing to businesses and consumers and to support the U.S. economy. The preferred stock pays a 5.0% dividend for the first five years, after which the rate increases to 9.0% if the preferred shares are not redeemed by the Company.

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


(4) INVESTMENTS AND MORTGAGE-BACKED SECURITIES
Investments and mortgage-backed securities have been classified according to management's intent (in thousands):

                                                 Gross         Gross
                               Amortized    Unrealized    Unrealized     Fair
                                    Cost         Gains        Losses    Value
                               ---------    ----------    ----------   -------
December 31, 2009

Held to Maturity ("HTM")
 U.S. treasury securities       $    27         $   2         $ - -   $    29
 Mortgage-backed securities
  and collateralized mortgage
  obligations ("CMOs"):
   U.S. government agencies       2,387            23           (10)    2,400
   Private label residential      3,999           361          (837)    3,523
                                -------         -----         -----   -------
  Total                         $ 6,413         $ 386         $(847)  $ 5,952

Available for Sale
 Mortgage-backed securities
  and CMOs:
   U.S. government agencies     $ 9,431         $ 217         $  (3)  $ 9,645
   Private label residential      2,663            60          (729)    1,994
 Mutual funds                     1,000           - -           (45)      955
                                -------         -----         -----   -------
  Total                         $13,094         $ 277         $(777)  $12,594

September 30, 2009

Held to Maturity ("HTM")
 U.S. treasury securities       $    27         $   2         $ - -   $    29
 Mortgage-backed securities
  and CMOs:
   U.S. government agencies       2,455            23           (10)    2,468
   Private label residential      4,605             3          (890)    3,718
                                -------         -----         -----   -------
  Total                         $ 7,087         $  28         $(900)  $ 6,215

Available for Sale
 Mortgage-backed securities
  and CMOs:
   U.S. government agencies     $10,378         $ 221         $  (5)  $10,594
   Private label residential      2,774           - -          (865)    1,909
 Mutual funds                     1,000           - -           (32)      968
                                -------         -----         -----   -------
  Total                         $14,152         $ 221         $(902)  $13,471


The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of December 31, 2009 are as follows (in thousands):


                 Less Than 12 Months  12 Months or Longer
                 -------------------  -------------------   Total
Description of   Fair    Unrealized   Fair    Unrealized    Fair    Unrealized
 Securities      Value   Losses       Value   Losses        Value   Losses
                 -----   ------       -----   ------        -----   ------
Held to Maturity
Mortgage-backed
 securities and
 CMOs:
   U.S. government
    agencies      $ 405   $ (3)      $  949   $  (7)        $1,354   $ (10)
   Private
    residential      71     (1)       3,138    (836)         3,209    (837)
                  -----   ----       ------   -----         ------   -----
  Total           $ 476   $ (4)      $4,087   $(843)        $4,563   $(847)

Available for Sale
Mortgage-backed
 securities and
 CMOs:
   U.S. government
    agencies      $ 222   $ (2)      $  682   $  (1)        $  904   $  (3)
   Private label
    residential     - -    - -        1,839    (729)         1,839    (729)
Mutual funds        - -    - -          955     (45)           955     (45)
                  -----   ----       ------   -----         ------   -----
                  $ 222   $ (2)      $3,476   $(775)        $3,698   $(777)


During the three months ended December 31, 2009 and 2008 the Company recorded net OTTI charges through earnings on residential mortgage-backed securities of $336,000 and $1.17 million. As discussed later in Note 10, effective January 1, 2009, the Company adopted Financial Accounting Standards Board ("FASB") Recognition and Presentation of Other-Than-Temporary Impairments, which provides for the bifurcation of OTTI into (i) amounts related to credit losses which are recognized through earnings, and (ii) amounts related to all other factors which are recognized as a component of other comprehensive income.

To determine the component of the gross OTTI related to credit losses, the Company compared the amortized cost basis of each OTTI security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. The revised expected cash flow estimates for individual securities are based primarily on an analysis of default rates, prepayment speeds and third-party analytic reports. Significant judgment of management is required in this analysis that includes, but is not limited to, assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans. The following table presents a summary of the significant inputs utilized to measure management's estimate of the credit loss component on OTTI securities as of December 31, 2009 and September 30, 2009:

                                                 Range
                                          ---------------------     Weighted
                                          Minimum       Maximum      Average
At December 31, 2009
--------------------
Constant prepayment rate                    0.0%         15.0%         7.3%
Collateral default rate                     6.7%         62.4%        29.1%
Loss severity rate                         13.6%         51.0%        33.3%

At September 30, 2009
---------------------

Constant prepayment rate                    6.0%         15.0%        10.9%
Collateral default rate                     6.8%         59.6%        25.4%
Loss severity rate                         14.3%         52.0%        34.0%


The following table presents the OTTI losses for the three months ended December 31, 2009 and 2008 (in thousands).


                                   Three months ended     Three months ended
                                   December 31, 2009      December 31, 2008
                                   --------------------   -------------------
                                   Held To   Available    Held To   Available
                                   Maturity   For Sale    Maturity   For Sale
                                   --------   ---------   --------   --------

Total OTTI losses                    $ 307       $ 10      $1,046     $ 124
Portion of OTTI losses recognized
 in other comprehensive loss
 (before taxes) (1)                     29        - -         - -       - -
                                     -----      -----      ------     -----
impairment losses recognized in
 earnings (2)                        $ 278      $  10      $1,046     $ 124
                                     =====      =====      ======     =====
-------------
(1)  Represents OTTI losses related to all other factors.
(2)  Represents OTTI losses related to credit losses.


The following table presents a roll forward of the credit loss component of held to maturity debt securities that have been written down for OTTI with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in other comprehensive loss (in thousands).

Balance, September 30, 2009               $3,323
Additions:
 Credit losses for which OTTI was
  not previously recognized                   18
 Additional increases to the amount
  related to credit loss for which OTTI
  was previously recognized                  260
Subtractions:
 Realized losses recorded previously
  as credit losses                          (147)
                                          ------
Balance, December 31, 2009                $3,454
                                          ======


There were no gross realized gains on sale of securities for the three months ended December 31, 2009 and 2008. During the three months ended December 31, 2009 the Company recorded a $195,000 realized loss (as a result of the securities being deemed worthless) on seven held to maturity residential mortgage-backed securities of which $147,000 had been recognized previously as a credit loss. During the three months ended December 31, 2008 there were no gross realized losses on available for sale or held to maturity securities.

Residential mortgage-backed and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral, retail repurchase agreements and other non-profit organization deposits totaled $15.45 million and $16.40 million at December 31, 2009 and September 30, 2009, respectively.

The contractual maturities of debt securities at December 31, 2009 are as follows (in thousands). Expected maturities may differ from scheduled maturities as a result of the prepayment of principal or call provisions.

                                   Held to Maturity       Available for Sale
                                  ------------------     --------------------
                                  Amortized    Fair      Amortized      Fair
                                  Cost         Value     Cost           Value
                                  ------------------     --------------------

Due within one year                $  - -     $  - -     $     8      $     8
Due after one year to five years       14         14         395          363
Due after five to ten years            54         56         235          247
Due after ten years                 6,345      5,882      11,456       11,021
Mutual funds                          - -        - -       1,000          955
                                   ------     ------     -------      -------
  Total                            $6,413     $5,952     $13,094      $12,594


(5) FHLB STOCK
The Company views its investment in the Seattle FHLB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; 2) the impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB. As of September 30, 2009, the Seattle FHLB reported that it had met all of its regulatory capital requirements, but remained classified as undercapitalized by its regulator, the Federal Housing Finance Agency. The FHLB will not pay a dividend or repurchase capital stock while it is classified as undercapitalized. While the FHLB was classified as undercapitalized as of September 30, 2009, the Company does not believe that its investment in the FHLB is impaired. However, this estimate could change in the near term if: 1) significant other-than-temporary losses are incurred on the FHLB's mortgage-backed securities causing a significant decline in its regulatory capital status; 2) the economic losses resulting from credit deterioration on the FHLB's mortgage-backed securities increases significantly or 3) capital preservation strategies being utilized by the FHLB become ineffective. As of the date of this Quarterly Report on Form 10-Q, the FHLB of Seattle has not reported its results for the quarter ended December 31, 2009.

(6) LOANS
Loans receivable and loans held for sale consisted of the following (dollars in thousands):


                                      At December 31,        At September 30,
                                           2009                    2009
                                     Amount    Percent      Amount     Percent
                                     -----------------      ------------------
Mortgage loans:
  One- to four-family (1)           $112,678     19.3%     $110,556     18.6%
  Multi-family                        27,833      4.8        25,638      4.3
  Commercial                         197,614     33.8       188,205     31.6
  Construction and land development  118,552     20.3       139,728     23.5
  Land                                65,159     11.1        65,642     11.0
                                    --------    -----      --------    -----
  Total mortgage loans               521,836     89.3       529,769     89.0

Consumer loans:
  Home equity and second mortgage     40,212      6.9        41,746      7.0
  Other                                9,449      1.6         9,827      1.7
                                    --------    -----      --------    -----
  Total consumer loans                49,661      8.5        51,573      8.7

Commercial business loans             13,023      2.2        13,775      2.3
                                    --------    -----      --------    -----

  Total loans receivable             584,520    100.0%      595,117    100.0%
                                    ========    =====      ========    =====

Less:
  Undisbursed portion of
   construction loans in process      20,096                 31,298

  Deferred loan origination fees       2,337                  2,439
  Allowance for loan losses           14,931                 14,172
                                    --------               --------
                                      37,364                 47,909
                                    --------               --------

 Total loans receivable, net        $547,156               $547,208
                                    ========               ========
-------------
(1)  Includes loans held-for-sale.


Construction and Land Development Loan Portfolio Composition
------------------------------------------------------------
The following table sets forth the composition of the Company's construction and land development loan portfolio.
                                      At December 31,       At September 30,
                                           2009                  2009
                                    Amount     Percent     Amount     Percent
                                    ------------------     ------------------
                                              (Dollars in thousands)

Custom and owner / builder const.  $ 32,014      27.0%     $ 35,414     25.3%
Speculative construction             12,523      10.6        16,959     12.1
Commercial real estate               36,890      31.1        49,397     35.4
Multi-family
  (including condominium)            19,084      16.1        18,800     13.5
Land development                     18,041      15.2        19,158     13.7
                                   --------     -----      --------    -----
  Total construction loans         $118,552     100.0%     $139,728    100.0%
                                   ========     =====      ========    =====

Allowance for Loan Losses
-------------------------
The following table sets forth information regarding activity in the allowance for loan losses.

                                               Three Months Ended
                                                   December 31,
                                               2009           2008
                                             ----------------------
                                                  (In thousands)
Balance at beginning of period               $14,172        $ 8,050
Provision for loan losses                      2,600          1,315
Allocated to commitments                         - -            - -
Loans charged off                             (1,841)        (1,199)
Recoveries on loans previously charged off       - -            - -
                                             -------        -------
Net charge-offs                               (1,841)        (1,199)
                                             -------        -------
Balance at end of period                     $14,931        $ 8,166
                                             =======        =======


Impaired Loans
--------------
A loan is considered impaired when it is probable that the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the fair value of the collateral if the loan is considered collateral dependent. Impaired loans not considered to be collateral dependent are measured based on the present value of expected future cash flows.

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

At December 31, 2009 and September 30, 2009, the Bank had impaired loans totaling approximately $42.44 million and $47.62 million respectively. At December 31, 2009 the Bank had nine loans totaling $6.30 million that were 90 days or more past due and still accruing interest. At September 30, 2009 the Bank had five loans totaling $796,000 that were 90 days or more past due and still accruing interest. Interest income recognized on impaired loans for the three months ended December 31, 2009 and September 30, 2009 was $236,000 and
$90,000, respectively.   Interest income recognized on a cash basis on
impaired loans for the three months ended December 31, 2009 and September 30, 2009, was $129,000 and $198,000, respectively. The average investment in impaired loans for the three months ended December 31, 2009 and September 30, 2009 was $45.03 million and $46.32 million respectively. The Bank had $9.80 million in troubled debt restructured loans on non-accrual status and included in impaired loans at December 31, 2009. The Bank had $1.39 million in commitments to lend additional funds on these loans. The Bank had $9.49 million in troubled debt restructured loan on non-accrual status and included in impaired loans at September 30, 2009. The Bank had $1.43 million in commitments to lend additional funds on these loans.

Following is a summary of information related to impaired loans (in thousands):

                                        At December 31,      At September 30,
                                                  2009                  2009
                                               -------               -------

Impaired loans without a valuation
 allowance                                     $31,823               $35,557
Impaired loans with a valuation allowance       10,619                12,065
                                               -------               -------
  Total impaired loans                         $42,442               $47,622
                                               =======               =======

Valuation allowance related to impaired loans  $ 4,082               $ 3,835


Non-performing Assets
---------------------
The following table sets forth information with respect to the Company's non-performing assets and restructured loans within the meaning of FASB guidance on troubled debt restructurings.

                                                  At                 At
                                              December 31,      September 30,
                                                 2009               2009
                                              ------------------------------
                                                      (In thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family                         $  1,722            $  1,343
  Commercial real estate                         6,513               5,004
  Construction and land development             17,081              17,594
  Land                                           9,036               5,023
Consumer loans                                     100                 258
Commercial business loans                          111                  65
                                              --------            --------
     Total non-accrual loans                    34,563              29,287

Accruing loans which are contractually
past due 90 days or more:                        6,299                 796
                                              --------            --------

Total of non-accrual and
90 days past due loans                          40,862              30,083

Non-accrual investment securities                2,976                 477

OREO and other repossessed items                 8,119               8,185

Total non-performing assets (1)               $ 45,658            $ 37,949

Troubled debt restructured loans (2)          $  9,799            $  9,242

Non-accrual and 90 days or more past
due loans as a percentage of loans
receivable                                       7.27%                5.36%

Non-accrual and 90 days or more past
due loans as a percentage of total assets        5.70%                4.28%

Non-performing assets as a percentage
of total assets                                  6.37%                5.41%

Loans receivable (3)                         $562,087             $561,380
                                             ========             ========

Total assets                                 $716,466             $701,676
                                             ========             ========
-----------
(1) Includes non-accrual loans, non-accrual investment securities, and other real estate owned and otherrepossessed assets. Loans considered impaired are not included if they are still on accrual status. Loans classified as troubled debt restructurings are not included if they are still on accrual status.
(2) At December 31, 2009 and September 30, 2009 all troubled debt restructured loans were on non-accrual status and are included in non-performing assets.
(3)  Includes loans held-for-sale and is before the allowance for loan losses.



(7) EARNINGS PER COMMON SHARE
Basic earnings per common share ("EPS") is computed by dividing net income
(loss) available for common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income (loss) available for common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from assumed conversion of outstanding stock options and outstanding warrants to purchase common stock. In accordance with FASB guidance for stock compensation, shares owned by the Bank's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At December 31, 2009 and 2008, there were 331,094 and 370,294 ESOP shares, respectively, that had not been allocated.

The following table is in thousands, except for share and per share data:

                                            Three Months Ended December 31,
                                               2009                2008
                                               ------------------------

Basic EPS computation
---------------------
  Numerator - net income                       $  224            $  361

  Less: Preferred stock dividend                  208                18
  Less: Preferred stock discount accretion         51               - -
                                               ------             -----
Net income (loss) available
  for common shareholders                      $  (35)            $ 343
                                               ======             =====


Denominator - weighted average
  common shares outstanding                 6,709,985         6,570,776

Basic EPS                                      $(0.01)            $0.05

Diluted EPS computation
-----------------------
  Numerator - net income                        $ 224             $ 361
  Less: Preferred stock dividend                  208                18
  Less: Preferred stock discount accretion         51               - -
                                               ------             -----
Net income (loss) available
  for common shareholders                       $ (35)            $ 343
                                               ======             =====

Denominator - weighted average
  common shares outstanding                 6,709,985         6,570,776
Effect of dilutive stock options (1)              - -             5,157
Effect of dilutive stock warrants (2)             - -             2,147
                                               ------             -----
Weighted average common shares
  and common stock equivalents              6,709,985         6,578,080

Diluted EPS                                    $(0.01)            $0.05

------------------
(1) For the three months ended December 31, 2009 and December 31, 2008, options to purchase 187,799 and 168,864 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the options' exercise prices were greater than the average market price of the common stock and, therefore, their effect would have been anti-dilutive.
(2) For the three months ended December 31, 2009, warrants to purchase 370,899 shares of common stock were outstanding but not included in the computation of diluted earnings per common share because the warrant's exercise prices were greater than the average market price of the common stock and, therefore, their effect would have been anti-dilutive. There were no warrants to purchase shares of common stock excluded from the computation of dilutive earnings per share for the three months ended December 31, 2008.

(8) STOCK PLANS AND STOCK BASED COMPENSATION

Stock Option Plans
------------------
Under the Company's stock option plans (the 1999 Stock Option Plan and the 2003 Stock Option Plan), the Company was able to grant options for up to a combined total of 1,622,500 shares of common stock to employees, officers and directors. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company's common stock on the date of grant. Generally, options vest in 20% annual installments on each of the five anniversaries from the date of the grant. At December 31, 2009, options for 249,738 shares are available for future grant under the 2003 Stock Option Plan and no shares are available for future grant under the 1999 Stock Option Plan.

Following is activity under the plans:
                                                      Three Months Ended

                                                      December 31, 2009
                                                   Total Options Outstanding
                                                   -------------------------
                                                                 Weighted
                                                                 Average
                                                                 Exercise
                                                       Shares    Price
                                                       -------   ----------
Options outstanding, beginning of period               168,864     $ 9.35
Exercised                                                   --         --
Forfeited                                                   --         --
Granted                                                 26,000       4.55
                                                       -------
Options outstanding, end of period                     194,864     $ 8.71

Options exercisable, end of period                     168,864     $ 9.35


There was no aggregate intrinsic value of all options outstanding at December 31, 2009, as the exercise price of all options outstanding was greater than the stock's current market value. The aggregate intrinsic value of all options outstanding at December 31, 2008 was $93,000. The aggregate intrinsic value of all options that were exercisable at December 31, 2008 was $93,000.

At December 31, 2009, there were 26,000 unvested options with an aggregate grant date fair value of $34,000, all of which are assumed will vest. There was no aggregate intrinsic value of unvested options at December 31, 2009 as
the exercise price was greater than the stock's current market value.   There
were no options that vested during the three months ended December 31, 2009.

At December 31, 2008, there were 5,668 unvested options, all of which are assumed will vest. There was no aggregate intrinsic value of unvested options at December 31, 2008 as the exercise price was greater than the stock's current market value. There were no options that vested during the three months ended December 31, 2008.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:
                                                          Three Months Ended
                                                              December 31,
                                                              -----------
                                                             (In thousands)
                                                            2009        2008
                                                            ----        ----
   Proceeds from options exercised                         $   --       $244
   Related tax benefit recognized                              --         41
   Intrinsic value of options exercised                        --         40


There were 26,000 options granted during the three months ended December 31, 2009 with an aggregate grant date fair value of $34,000. There were no options granted during the three months ended December 31, 2008.


The Black-Scholes option pricing model was used in estimating the fair value of option grants. The weighted average assumptions used were:

                                            Three Months Ended
                                               December 31,
                                               -----------
                                         2009               2008
                                         ----               ----

Expected Volatility                       38%                 --
Expected term (in years)                    5                 --
Expected dividend yield                  2.64%                --%
Risk free interest rate                  2.47%                --%
Grant date fair value per share         $1.29               $ --

Stock Grant Plans
-----------------
The Company adopted the Management Recognition and Development Plan ("MRDP") in 1998 for the benefit of employees, officers and directors of the Company. The objective of the MRDP is to retain and attract personnel of experience and ability in key positions by providing them with a proprietary interest in the Company.

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

There were no MRDP shares granted to officers and directors during the three months ended December 31, 2009. During the three months ended December 31, 2008 the Company awarded 19,758 MRDP shares to officers and directors. These shares had a weighted average grant date fair value of $7.01 per share.

At December 31, 2009, there were a total of 42,427 unvested MRDP shares with an aggregated grant date fair value of $501,000. There were 7,431 MRDP shares that vested during the three months ended December 31, 2009 with an aggregated grant date fair value of $81,000. At December 31, 2009, there were no shares available for future awards under the MRDP.



Expenses for Stock Compensation Plans
-------------------------------------
Compensation expenses for all stock-based plans were as follows:
                                              Three Months Ended December 31,
                                                  2009             2008
                                                  ---------------------
                                                      (In thousands)
                                            Stock     Stock    Stock     Stock
                                           Options   Grants   Options   Grants
                                           -------   ------   -------   ------
                                                      (In thousands)
Compensation expense recognized in income    $  1     $ 44     $  1      $ 46
Related tax benefit recognized                 --       15       --        16


The compensation expense yet to be recognized for stock based awards that have been awarded but not vested for the years ending September 30 is as follows (in thousands):
                                   Stock        Stock       Total
                                   Options      Grants      Awards
                                   -------      ------      ------
Remainder of 2010                   $  5         $ 128      $ 133
2011                                   7           165        172
2012                                   7           112        119
2013                                   7            38         45
2014                                   7             2          9
                                    ----         -----      -----
Total                               $ 33         $ 445      $ 478

(9) FAIR VALUE MEASUREMENTS


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

     Cash and Due from Financial Institutions, Interest-Bearing Deposits in
     ----------------------------------------------------------------------
     Banks, and Federal Funds Sold
     -----------------------------
     The fair value of financial instruments that are short-term or re-price frequently and that have little or no risk are considered to have a fair value equal to the recorded value.

     Certificate of Deposits Held for Investment
     -------------------------------------------
     The fair value of financial instruments that are short-term or re-price frequently and that have little or no risk are considered to have a fair value equal to the recorded value.

     Investments and Mortgage-Backed Securities
     ------------------------------------------
     The fair value of investments and mortgage-backed securities are based upon the assumptions market participants would use in pricing the security. Such assumptions include observable and unobservable inputs such as quoted market prices, dealer quotes, or discounted cash flows.

     Federal Home Loan Bank Stock
     ----------------------------
     FHLB stock is not publically traded, however the recorded value of the stock holdings approximates the fair value, as the FHLB is required to pay par value upon re-acquiring this stock.

     Loans Receivable
     ----------------
     Fair value of loans at December 31, 2009 is estimated based on comparable market statistics. Loan portfolio sales reported by the FDIC for the period October 1, 2007 through December 31, 2009 were used as the basis for comparable market statistics.

     Loans Held for Sale
     -------------------
     The fair value has been based on quoted market prices obtained from the Federal Home Loan Mortgage Corporation.

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

     Federal Reserve Bank Advances
     -----------------------------
     The recorded value of Federal Reserve Bank advances approximates the fair value due to the short-term nature of the borrowings.

     Other Borrowings: Repurchase Agreements
     ---------------------------------------
     The recorded value of repurchase agreements approximates fair value due to the short-term nature of the borrowings.

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

                                     December 31, 2009    September 30, 2009
                                   --------------------   -------------------
                                              Estimated             Estimated
                                   Recorded        Fair   Recorded       Fair
                                     Amount       Value     Amount      Value

Financial Assets
  Cash and due from financial
   institutions and interest-
   bearing deposits in banks       $ 68,926    $ 68,926   $ 66,462   $ 66,462
  Certificates of Deposit, held
   for investment                    14,442      14,442      3,251      3,251
  Investments and mortgage-backed
   securities                        19,007      18,546     20,558     19,686
  FHLB stock                          5,705       5,705      5,705      5,705
  Loans receivable                  544,222     348,833    546,578    357,422
  Loans held for sale                 2,934       2,934        630        648
  Accrued interest receivable         2,997       2,997      2,805      2,805
  Mortgage servicing rights           2,691       2,744      2,618      2,650

Financial Liabilities
  Deposits                         $541,013    $542,559   $505,661   $507,465
  FHLB advances - long term          75,000      78,054     95,000     99,414
  Federal Reserve Bank advances -
   short term                        10,000      10,000     10,000     10,000
  Other borrowings: repurchase
   agreements                           622         622        777        777
  Accrued interest payable              841         841        965        965

----------------------
The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair value of the Company's financial instruments will change when interest rate levels change and that change may either be favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed interest rate obligations are less likely to prepay in a rising interest rate environment and more likely to prepay in a falling interest rate environment. Conversely, depositors who are receiving fixed interest rates are more likely to withdraw funds before maturity in a rising interest rate environment and less likely to do so in a falling interest rate environment. Management monitors interest rates and maturities of assets and liabilities, and attempts to minimize interest rate risk by adjusting terms of new loans, and deposits and by investing in securities with terms that mitigate the Company's overall interest rate risk.

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

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2009 (in thousands):

                                               Fair Value
                                               ----------
                                Level 1    Level 2    Level 3   Total Losses
                                -------    -------    -------   ------------

Available for Sale Securities
-----------------------------
Mutual Funds                    $  955     $   - -    $  - -      $  - -
Mortgage-backed securities         - -      11,639       - -          10
                                ------     -------    ------      ------
Total                           $  955     $11,639    $  - -      $   10


The following table summarizes the balance of assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2009, and the total losses resulting from these fair value adjustments for the three months ended December 31, 2009 (in thousands):

                                               Fair Value
                                               ----------
                                Level 1    Level 2    Level 3   Total Losses
                                -------    -------    -------   ------------
Impaired Loans (1)              $   - -    $  - -     $ 7,100     $ 1,841
Mortgage-backed securities -
 HTM (2)                            - -     1,140         - -         278
OREO and other repossessed
 items (3)                          - -       - -       7,446          31
                                -------    ------     -------     -------
Total                           $   - -    $1,140     $14,546     $ 2,150

---------------
(1) The loss represents charge offs on collateral dependent loans for fair value adjustments based on the fair value of the collateral. A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The specific reserve for collateral dependent impaired loans was based on the fair value of the collateral less estimated costs to sell. The fair value of collateral was determined based primarily on appraisals. In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as Level 3 measurement.
(2) The loss represents OTTI credit-related charges on held-to-maturity mortgage-backed securities.
(3)The Company's OREO and other repossessed items is initially recorded at fair value less estimated costs to sell. This amount becomes the property's new basis. Fair value was generally determined by management based on a number of factors, including third-party appraisals of fair value in an orderly sale. Estimated costs to sell were based on standard market factors. The valuation of OREO and other repossessed items is subject to significant external and internal judgment. Management periodically reviews the recorded value to determine whether the property continues to be recorded at the lower of its recorded book value or fair value, net of estimated costs to sell.

(10) RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued FAS 168, "The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles replacement of FAS 162" (the "Codification"). The Codification supersedes all existing accounting and reporting standards other than the rules of the Securities and Exchange Commission (the "SEC"). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. Updates to the Codification are being issued as Accounting Standards Updates, which will also provide background information about the guidance, and provide the basis for conclusions on changes in the Codification. The Codification became effective for the Company on July 1, 2009 and did not have a material impact on the Company's consolidated financial statements.

In September 2006, the FASB issued a statement on fair value measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This statement expands other accounting pronouncements that require or permit fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued a staff position, which delayed the effective date of the September 2006 statement on fair value measurements for certain nonfinancial assets and nonfinancial liabilities, to fiscal years beginning after November 15, 2008, and interim periods within those years. The delay was intended to allow additional time to consider the effect of various implementation issues that arose, or that may arise, from the application of the guidance. The Company elected to apply the deferral provisions in the February 2008 staff position and therefore only partially adopted the provisions of the September 2006 statement on fair value measurements on October 1, 2008. The Company's partial adoption of the September 2006 statement on fair value measurements on October 1, 2008 did not have a material impact on the Company's consolidated financial statements. The Company more fully adopted the provisions of the fair value guidance with respect to certain nonfinancial instruments on October 1, 2009 and this adoption did not have a material impact on the Company's consolidated financial statements. For further information, see Note 9 of the Notes to Condensed Consolidated Statements included herein.

In June 2008, the FASB issued a staff position on determining whether instruments granted in share-based payment transactions are participating securities. The guidance clarifies that all outstanding unvested share- based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are required to be included in computing basic and diluted earnings per common share under the two-class method. This staff position was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of this staff position did not have a material impact on the Company's consolidated financial statements.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three months ended December 31, 2009. This analysis as well as other sections of this report contains certain "forward-looking statements."

Certain matters discussed in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact and often include the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Federal Reserve and our bank subsidiary by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; our compliance with regulatory enforcement actions, including the MOUs; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory polices and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended September 30, 2009.

Any of the forward-looking statements that we make in this Form 10-Q and in the other public statements we make are based upon management's beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2010 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of us, and could negatively affect the Company's operating and stock price performance.

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank. The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 22 branches (including its main office in Hoquiam). At December 31, 2009, the Company had total assets of $716.47 million and total shareholders' equity of $87.21 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank's operations.

The profitability of the Company's operations depends on its net interest income after provision for loan losses. Net interest income is the difference between interest income, which is the income that the Company earns on interest-earning assets, comprised of primarily loans and investments, and interest expense, the amount the Company pays on its interest-bearing liabilities, which are primarily deposits and borrowings. The results of the Company's operations may also be affected by local and general economic conditions. Changes in the levels of interest rates affect the Company's net interest income. Management strives to match the re-pricing characteristics of the interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.

The provision for loan losses is dependent on changes in the loan portfolio and management's assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions. The provision for loan losses reflects the amount that the Company believes is adequate to cover potential credit losses in its loan portfolio. Additionally, net income is affected by non-interest income and non-interest expenses. For the three month period ended December 31, 2009, non-interest income consisted primarily of service charges and fees on deposit accounts, gain on sale of loans, increase in the cash surrender value of life insurance, servicing income and other operating income. Operating expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM related expenses, postage and courier, professional fees, state and local taxes and deposit insurance premiums.

Results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities. Net interest income affected by changes in the volume and mix of interest earning assets, interest earned on those assets, the volume and mix of interest bearing liabilities and interest paid on interest bearing liabilities. Other income and other expenses are impacted by growth of operations and growth in the number of loan and deposit accounts.

The Bank is a community-oriented bank which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on real estate mortgage loans. Lending activities have been focused primarily on the origination of loans secured by real estate, including an emphasis on residential construction loans, one- to four-family residential loans, multi-family loans, commercial real estate loans and land loans. The Bank originates adjustable-rate residential mortgage loans that do not qualify for sale in the secondary market. The Bank also originates commercial business loans and in 1998 established a business banking division to increase the origination of these loans.


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

While the Company believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to significantly increase or decrease its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed elsewhere in this document. Although management believes the level of the allowance as of December 31, 2009 was adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, results of examinations by the Company's or the Bank's regulators or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company's financial condition and results of operations.

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

OTTIs (Other-Than-Temporary Impairments) in the Fair Value of Investment Securities. Unrealized investment securities losses on available for sale and held to maturity securities are evaluated at least quarterly to determine whether declines in value should be considered "other than temporary" and therefore be subject to immediate loss recognition through earnings for the portion related to credit losses. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is less than the recorded value primarily as a result of changes in interest rates, when there has not been significant deterioration in the financial condition of the issuer, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is less than the recorded value primarily as a result of current market conditions and not a result of deterioration in the financial condition of the issuer or the underlying collateral (in the case of mutual funds) and the Company has the intent and the ability to hold the security for a sufficient time to recover the recorded value. Other factors that may be considered in determining whether a decline in the value of either a debt or equity security is "other than temporary" include ratings by recognized rating agencies; capital strength and near-term prospects of the issuer, and recommendation of investment advisors or market analysts. Therefore, continued deterioration of current market conditions could result in additional impairment losses recognized within the Company's investment portfolio.

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

One of the circumstances evaluated when determining if an impairment test of goodwill is needed more frequently than annually is the extent and duration that the Company's market capitalization (total common shares outstanding multiplied by current stock price) is less than the total equity applicable to common shareholders. During the quarter ended March 31, 2009, the Company's market capitalization decreased to a level that required a goodwill impairment test prior to the annual test. Therefore, the Company engaged a third party firm to perform an interim test for goodwill impairment during the quarter ended March 31, 2009. The test concluded that recorded goodwill was not impaired. The Company updated the interim test for goodwill impairment internally during the quarter ended June 30, 2009 and concluded that recorded goodwill was not impaired. As of December 31, 2009, there have been no events or changes in the circumstances that would indicate a potential impairment to recorded goodwill. No assurance can be given, however, that the Company will not record an impairment loss on goodwill in the future.

Other Real Estate Owned and Other Repossessed Assets. Other real estate owned and other repossessed assets consist of properties or assets acquired through or in lieu of foreclosure, and are recorded initially at the fair value of the properties less estimated costs of disposal. Costs relating to the development and improvement of the properties or assets are capitalized while costs relating to holding the properties or assets are expensed. Valuations are periodically performed by management, and a charge to earnings is recorded if the recorded value of a property exceeds its estimated net realizable value.


Comparison of Financial Condition at December 31, 2009 and September 30, 2009

The Company's total assets increased by $14.79 million, or 2.1%, to $716.47 million at December 31, 2009 from $701.68 million at September 30, 2009. The increase was primarily attributable to an increase in cash equivalents and short-term CDs held for investment.

Net loans receivable was relatively unchanged at $547.16 million at December 31, 2009 as compared to $547.21 million at September 30, 2009. A significant decrease in construction and land development loan balances and an increase in the allowance for loan losses during the three months ended December 31, 2009 were partially offset by an increase in commercial real estate loan balances.

Total deposits increased by $35.35 million, or 7.0%, to $541.01 million at December 31, 2009 from $505.66 million at September 30, 2009, primarily as a result of increases in CD account balances and N.O.W. checking account balances.

Shareholders' equity increased by $7,000, to $87.21 million at December 31, 2009 from $87.20 million at September 30, 2009.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash Equivalents and CDs Held for Investment: Cash equivalents and CDs held for investment increased by $13.66 million, or 19.6%, to $83.37 million at December 31, 2009 from $69.71 million at September 30, 2009. The increase in cash equivalents and short-term CDs was primarily due to the Company's decision to increase its liquidity position.

Investment Securities and Mortgage-backed Securities: Investment and mortgage-backed securities decreased by $1.55 million, or 7.5%, to $19.01 million at December 31, 2009 from $20.56 million at September 30, 2009. The decrease was primarily as a result of regular amortization and prepayments on mortgage-backed securities and OTTI charges recorded on private label residential mortgage-backed securities. The securities on which the OTTI charges were recognized were acquired from the in-kind redemption of the Bank's investment in the AMF family of mutual funds in June 2008. For additional information, see Note 3 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Loans: Net loans receivable decreased by $52,000, or 0.01% to $547.16 million at December 31, 2009 from $547.21 million at September 30, 2009. The decrease in the portfolio was primarily a result of a $9.97 million decrease in construction loans (net of undisbursed portion of construction loans in process), a $1.91 million decrease in consumer loans, a $752,000 decrease in commercial business loans, a $483,000 decrease in land loans and a $759,000 increase in the allowance for loan losses. These decreases to net loans receivable were partially offset by a $9.41 million increase in commercial real estate loans, a $2.20 million increase in multi-family loans and a $2.12 million increase in one-to-four family loans.

Loan originations increased to $54.01 million for the three months ended December 31, 2009 from $43.94 million for the three months ended December 31, 2008. The Bank continued to sell longer-term fixed rate loans for asset liability management purposes and to generate non-interest income. The Bank sold fixed rate one- to four-family mortgage loans totaling $18.85 million for the three months ended December 31, 2009 compared to $10.54 million for the three months ended December 31, 2008.

For additional information, see Note 5 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Premises and Equipment: Premises and equipment decreased by $95,000, or 0.5%, to $17.95 million at December 31, 2009 from $18.05 million at September 30, 2009. The decrease was primarily a result of accumulated depreciation.

Other Real Estate Owned ("OREO"): OREO and other repossessed assets totaled $8.12 million at December 31, 2009 and consisted of 23 individual properties and two other repossessed assets representing 19 relationships. The properties consisted of two land development projects totaling $3.03 million, nine single family homes totaling $2.76 million, a nine unit condominium property with a balance of $1.06 million, nine land parcels totaling $631,000 and two commercial real estate properties totaling $616,000.

Goodwill and CDI: The value of goodwill at $5.65 million at December 31, 2009 remained unchanged from September 30, 2009. The amortized value of the CDI decreased to $707,000 at December 31, 2009 from $755,000 at September 30, 2009. The $48,000 decrease was attributable to scheduled amortization of the CDI.

Deposits: Deposits increased by $35.35 million, or 7.0%, to $541.01 million at December 31, 2009 from $505.66 million at September 30, 2009. The increase was primarily a result of a $16.15 million increase in N.O.W. checking account balances, a $14.39 million increase in CD account balances and a $3.09 million increase in savings account balances.

FHLB Advances and Other Borrowings: FHLB advances and other borrowings decreased by $20.16 million, or 19.1%, to $85.62 million at December 31, 2009 from $105.78 million at September 30, 2009 as the Bank used a portion of its liquid assets to repay maturing FHLB advances. For additional information, see "Borrowing Maturity Schedule" set forth below.

Shareholders' Equity: Total shareholders' equity increased by $7,000, to $87.21 million at December 31, 2009 from $87.20 million at September 30, 2009.


Non-performing Assets: Non-performing assets consist of non-accrual loans, non-accrual investment securities, and OREO and other repossessed assets. At December 31, 2009, nine loans totaling $6.30 million were 90 days or more past due and still accruing interest. At September 30, 2009, five loans totaling $796,000 were 90 days or more past due and still accruing interest. Non-performing assets to total assets increased to 6.37% at December 31, 2009 from 5.41% at September 30, 2009, as non-accrual loans increased by $5.27 million and non-accrual investment securities increased by $2.50 million. Partially offsetting these increases to non-performing assets was a $66,000 decrease in OREO and other repossessed assets.

Total non-accrual loans of $34.56 million at December 31, 2009 were comprised of 64 loans and 45 credit relationships. Included in these non-accrual loans were:

     * 23 land loans totaling $9.04 million (of which the largest had a balance of $2.49 million)
     * Seven land development loans totaling $7.76 million (of which the largest had a balance of $2.25 million)
     * Six commercial real estate loans totaling $6.51 million (of which the largest had a balance $3.48 million)
     * Two condominium construction loans totaling $5.72 million (of which the largest had a balance of $3.24 million)
     * Eight single family speculative loans totaling $2.94 million (of which the largest had a balance of $783,000)
     * Seven single family home loans totaling $1.72 million (of which the largest had a balance of $752,000)
     *  Three one-to-four family owner/builder construction loans totaling
        $662,000
     *  Four consumer loans totaling $111,000
     *  Four second mortgage loans totaling $100,000.


The Company had net charge-offs totaling $1.84 million for the three months ended December 31, 2009 compared to $1.20 million for the three months ended December 31, 2008. The charge-offs during the three months ended December 31, 2009 were primarily associated with construction loans and land loans. In recognition of a real estate market that reflected lower valuations during the period net charge-offs consisted of the following:

     *  $502,000 on a condominium construction loan
     *  $350,000 on seven land loans
     *  $324,000 on three land development loans
     *  $305,000 on two commercial real estate loans
     *  $200,000 on four single family speculative construction loans
     *  $109,000 on four home equity loans
     *  $35,000 on a single family construction loan
     *  $10,000 on two single family home loans
     *  $6,000 on a a secured consumer loan

For additional information, see Note 5 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Deposit Breakdown
-----------------
The following table sets forth the composition of the Bank's deposit balances.

                                            At                     At
                                    December 31, 2009      September 30, 2009
                                    -----------------      ------------------
                                                 (In thousands)

Non-interest bearing                    $ 50,525               $ 50,295
N.O.W. checking                          133,510                117,357
Savings                                   61,697                 58,609
Money market accounts                     63,965                 62,478
CDs under $100                           136,838                135,242
CDs $100 and over                         90,478                 77,926
CDs - brokered                             4,000                  3,754
                                        --------               --------
Total deposits                          $541,013               $505,661
                                        ========               ========


Borrowing Maturity Schedule
---------------------------
The Bank has short- and long-term borrowing lines with the FHLB of Seattle with total credit on the lines equal to 30% of the Bank's total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. FHLB advances consisted of the following:

                                At December 31,         At September 30,
                                     2009                     2009
                             Amount       Percent      Amount      Percent
                             --------------------      -------------------
                                          (Dollars in thousands)

Short-term                   $   - -         - -%      $   - -        - -%
Long-term                     75,000       100.0        95,000      100.0
                             -------       -----       -------      -----

Total FHLB advances          $75,000       100.0%      $95,000      100.0%
                             =======       =====       =======      =====


The long-term borrowings mature at various dates through September 2017 and
bear interest at rates ranging from 3.49% to 4.66%.   The weighted average
interest rate on FHLB borrowings at December 31, 2009 was 4.08%. Principal reduction amounts due for future years ending September 30 are as follows (in thousands):

Remainder of 2010     $   - -
2011                   20,000
2012                   10,000
2013                      - -
2014                      - -
Thereafter             45,000
                      -------
Total                 $75,000
                      =======

A portion of these advances have a putable feature and may be called by the FHLB earlier than the above schedule indicates.

The Bank also maintains a short-term borrowing line with the Federal Reserve Bank with total credit based on eligible collateral. As of December 31, 2009, the Bank had a borrowing line capacity of $10.82 million of which, one note in the amount of $10.00 million was outstanding. The borrowing matures on January 4, 2010 and bears an interest rate of 0.50%. As of September 30, 2009 the Bank had $10.00 million outstanding on the borrowing line with the Federal Reserve Bank.

The Bank has also been approved for a $10.00 million overnight borrowing line with Pacific Coast Bankers Bank ("PCBB"). The borrowing line may be reduced or withdrawn at any time and must be collateralized. As of December 31, 2009 and September 30, 2009, the Bank did not have any outstanding advances on this borrowing line. As of December 31, 2009 and September 30, 2009, the Bank did not have any collateral pledged for this borrowing line.


Comparison of Operating Results for the Three Months Ended December 31, 2009 and 2008

The Company reported net income of $224,000 for the quarter ended December 31, 2009 compared to net income of $361,000 for the quarter ended December 31, 2008. Income available to common shareholders after adjusting for the preferred stock dividend and the preferred stock discount accretion was a loss of $(35,000) for the quarter ended December 31, 2009 compared to income of $343,000 for the quarter ended December 31, 2008. The decrease was primarily a result of an increased provision for loan losses, which was partially offset by increased non-interest income. Diluted earnings per common share decreased by 120.0% to a loss of $(0.01) for the quarter ended December 31, 2009 from $0.05 for the quarter ended December 31, 2008.

A more detailed explanation of the income statement categories is presented below.

Net Income: Net income for the quarter ended December 31, 2009 decreased by $137,000, or 38.0%, to $224,000 from $361,000 for the quarter ended December 31, 2008. Income available to common shareholders after adjusting for preferred stock dividends of $208,000 and preferred stock discount accretion of $51,000 was a loss of $(35,000), or $(0.01) per diluted common share for the quarter ended December 31, 2009, compared to net income available to common shareholders of $343,000, or $0.05 per diluted common share for the quarter ended December 31, 2008.

The $0.06 decrease in diluted earnings per common share was primarily the result of a $1.29 million ($848,000 net of income tax - $0.13 per diluted common share) increase in the provision for loan losses, a $73,000 ($48,000 net of income tax - $0.01 per diluted common share) decrease in net interest income and a $241,000 increase in preferred stock dividends and preferred stock accretion which decreased earnings by approximately $0.03 per diluted common share. These decreases to diluted earnings per common share were partially offset by a $1.06 million ($701,000 net of income tax - $0.11 per diluted common share) increase in non-interest income.

Net Interest Income:   Net interest income decreased by $73,000, or 1.1%, to
$6.39 million for the quarter ended December 31, 2009 from $6.46 million for the quarter ended December 31, 2008. The decrease in net interest income was primarily attributable to an increased level of non-accrual loans and an increased level of relatively low yielding cash equivalents and other liquid assets.

Total interest and dividend income decreased by $684,000 or 6.8%, to $9.34 million for the quarter ended December 31, 2009 from $10.03 million for the quarter ended December 31, 2008 as the yield on interest earning assets decreased to 5.76% from 6.50%. Total average interest earning assets increased by $31.44 million to $648.72 million for the quarter ended December 31, 2009 from $617.28 million for quarter ended December 31, 2008. Total interest expense decreased by $611,000, or 17.2%, to $2.95 million for the quarter ended December 31, 2009 from $3.56 million for the quarter ended December 31, 2008 as the average rate paid on interest bearing liabilities decreased to 2.09% for the quarter ended December 31, 2009 from 2.67% for the quarter ended December 31, 2008. Total average interest bearing liabilities increased by $29.74 million to $560.44 million for the quarter ended December 31, 2009 from $530.70 million for the quarter ended December 31, 2008. The net interest margin decreased to 3.94% for the quarter ended December 31, 2009 from 4.19% for the quarter ended December 31, 2008. The margin compression was primarily attributable to the reversal of interest income on loans placed on non-accrual status during the quarter ended December 31, 2009 and an increased level of liquid assets with lower yields. The reversal of interest income on loans placed on non-accrual status during the quarter ended December 31, 2009 reduced the net interest margin by approximately 22 basis points.

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

                                      Three months ended December 31, 2009
                                           compared to three months
                                            ended December 31, 2008
                                             increase (decrease)
                                                    due to
                                                    ------

                                        Rate        Volume      Net Change
                                        ----        ------      ----------
                                                 (In thousands)

Interest-earning assets:
  Loans receivable (1)                 $(447)      $ (58)        $(505)
  Investments and
   mortgage-backed securities            (71)       (125)         (196)
  FHLB stock and equity securities        (1)        - -            (1)
  Federal funds sold                     (12)        (12)          (24)
  Interest-bearing deposits              (10)         52            42
                                       -----       -----         -----
  Total net increase (decrease) in
   income on interest-earning assets   $(541)      $(143)        $(684)

Interest-bearing liabilities:
  Savings accounts                         1           7             8
  N.O.W. accounts                         87          98           185
  Money market accounts                 (119)         12          (107)
  CD accounts                           (530)         25          (505)
  Long-term borrowings                   (39)       (153)         (192)
                                       -----       -----         -----
Total net decrease in expense
  on interest bearing liabilities      $(600)      $ (11)        $(611)

Net increase (decrease) in
 net interest income                   $  59       $(132)        $ (73)

(1) Excludes interest on loans 90 days or more past due. Includes loans originated for sale.


Provision for Loan Losses: The provision for loan losses increased $1.29 million, or 97.7%, to $2.60 million for the quarter ended December 31, 2009 from $1.32 million for the quarter ended December 31, 2008. The increased provision for the three months ended December 31, 2009 was primarily as a result of an increase in the level of net charge-offs, an increase in the level of potential principal impairment on non-performing loans, an increase in the level of loans classified as substandard and uncertainties in real estate values in certain market areas of the Pacific Northwest.

The Bank has established a comprehensive methodology for determining the provision for loan losses. On a quarterly basis the Bank performs an analysis that considers pertinent factors underlying the quality of the loan portfolio. The factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses. Management's analysis for the three months ended December 31, 2009, also placed greater emphasis on the Bank's construction and land development loan portfolio and the effect of various factors such as geographic and loan type concentrations. Based on its comprehensive analysis, management believes the allowance for loan losses of $14.93 million at December 31, 2009 (2.66% of loans receivable and 43.2% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. The aggregate impairment amount determined at December 31, 2009 was $4.08 million. The allowance for loan losses was $8.17 million (1.44% of loans receivable and 60.4% of non-performing loans) at December 31, 2008. The Company had net charge-offs of $1.84 million during the three months ended December 31, 2009 and net charge-offs of $1.20 million for the three months ended December 31, 2008.

Non-accrual and 90 day past due loans increased by $5.27 million to $34.56 million at December 31, 2009 from $29.29 million at September 30, 2009. Non-accrual loans were comprised of 64 loans and 45 credit relationships. Management's evaluation determined that there was potential principal impairment of $4.08 million on these loans. For additional information, see the section entitled "Non-performing Assets" included herein.

While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company's financial condition and results of operations. In addition, the determination of the amount of the Bank's allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their analysis of information available to them at the time of their examination. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Company's financial condition and results of operations. For additional information, see Note 5 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Non-interest Income: Total non-interest income increased by $1.06 million, or 117.3%, to $1.97 million for the quarter ended December 31, 2009 from $906,000 for the quarter ended December 31, 2008. The increase was primarily due to an $786,000 decrease in net OTTI charges, a $168,000 increase in gain on sale of loans and a $74,000 increase in ATM transaction fees. The increased income from loan sales was primarily a result of an increase in the dollar value of residential mortgage loans sold in the secondary market during the quarter ended December 31, 2009. The sale of fixed rate one-to four-family mortgage loans totaled $18.9 million for the quarter ended December 31, 2009 compared to $10.5 million for the quarter ended December 31, 2008. The increase in ATM transaction fees was attributable to the increase in transaction accounts.

Non-interest Expense: Total non-interest expense decreased by $40,000, or 0.7%, to $5.50 million for the quarter ended December 31, 2009 from $5.54 million for the quarter ended December 31, 2008. The decrease was primarily attributable to decreases in salaries, employee related expenses and advertising. A change in the Bank's vacation accrual policy reduced salaries and employee benefits by approximately $164,000 during the quarter ended December 31, 2009. These decreases were partially offset by increases in FDIC insurance expense, professional fees and premises and equipment expenses. The Company's efficiency ratio decreased to 65.77% for the quarter ended December 31, 2009 from 75.13% for the quarter ended December 31, 2008.

Provision for Income Taxes: The provision for income taxes decreased by $119,000 to $38,000 for the quarter ended December 31, 2009 from $157,000 for the quarter ended December 31, 2008, primarily due to a decrease in income before income taxes. The Company's effective tax rate was 14.5% for the quarter ended December 31, 2009 and 30.31% for the quarter ended December 31, 2008. The decrease in the effective tax rate was primarily attributable to an increased percentage of income before taxes that was non-taxable.

Liquidity
---------
The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, proceeds from maturing securities and maturing CDs held for investment, FHLB advances, and other borrowings. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

An analysis of liquidity should include a review of the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2009. The condensed consolidated statement of cash flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchases of securities, and the net change in loans. Financing activities present the cash flows associated with the Company's deposit accounts, other borrowings and stock related transactions.

The Company's total cash equivalents increased by $2.5 million, or 3.76% to $68.93 million at December 31, 2009 from $66.46 million at September 30, 2009. The increase in liquid assets was primarily reflected in an increase in both interest bearing deposits in other banks and cash and due from financial institutions.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2009, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 14.74%. The Bank maintained an uncommitted credit facility with the FHLB of Seattle that provided for immediately available advances up to an aggregate amount equal to 30% of total assets, limited by available collateral, under which $75.00 million was outstanding and $109.57 million was available for additional borrowings at December 31, 2009. The Bank also maintains a short-term borrowing line with the Federal Reserve Bank with total credit based on eligible collateral. At December 31, 2009, the Bank had $10.00 million outstanding on this borrowing line. The Bank has also been approved for a $10.00 million overnight borrowing line with PCBB, which must be collateralized. At December 31, 2009, the Bank had not pledged any collateral for this borrowing line and there was no outstanding balance.

Liquidity management is both a short and long-term responsibility of the Bank's management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, and (iv) yields available on interest-bearing deposits. Excess liquidity is invested generally in interest-bearing overnight deposits, federal funds sold, and other short-term investments. If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB of Seattle and the Federal Reserve Bank.

The Bank's primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, land loans, consumer loans, and commercial business loans. At December 31, 2009, the Bank had loan commitments totaling $44.15 million and undisbursed loans in process totaling $20.05 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. CDs that are scheduled to mature in less than one year from December 31, 2009 totaled $112.15 million. Historically, the Bank has been able to retain a significant amount of its non-brokered certificates of deposit as they mature. At December 31, 2009, the Bank's brokered deposits consisted of $4.00 million in reciprocal brokered certificate of deposit accounts exchanged through the Certificate of Deposits Account Registry Service ("CDARS") program.

Capital Resources
-----------------
Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 4.0% to 5.0%, (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. The Bank is currently required to maintain a well capitalized status and a Tier 1 leverage capital ratio of at least 10.0% under terms of a Memorandum of Understanding with the FDIC and the Washington Department of Financial Institutions, Division of Banks (the "Bank MOU"). For additional information regarding the Bank MOU,
see "Item 1A, Risk Factors   The Company and the Bank are required to comply
with the terms of separate memorandums of understanding issued by their respective regulators and lack of compliance could result in additional regulatory actions."

At December 31, 2009, the Bank was in compliance with all applicable capital requirements.

The following table compares the Company's and the Bank's actual capital amounts at December 31, 2009 to its minimum regulatory capital requirements at that date (dollars in thousands):

                                                             To Be Well
                                                             Capitalized
                                          Capital            Under Prompt
                                          Adequacy           Corrective Action
                        Actual            Purposes           Provisions
                        --------------    --------------     --------------
                        Amount   Ratio    Amount   Ratio     Amount   Ratio
                        ------   -----    ------   -----     ------   -----

Tier 1 (leverage) capital:
  Consolidated          $83,162  11.95%   $27,828   4.00%     N/A       N/A
  Timberland Bank (1)    70,184  10.24     68,537  10.00    $68,537    10.00%

Tier 1 risk adjusted capital:
  Consolidated           83,162  14.63     22,738   4.00      N/A       N/A
  Timberland Bank (1)    70,184  12.39     33,975   6.00     33,975     6.00

Total risk  based capital
  Consolidated           90,364  15.90     45,475   8.00      N/A       N/A
  Timberland Bank (1)    77,359  13.66     56,624  10.00     56,624    10.00

------------______________________________
(1) Reflects the higher Tier 1 leverage capital ratio that the Bank is required to comply with under terms of the Bank MOU with the FDIC and the Division. Also reflect that the Bank is required to maintain Tier 1 risk adjusted capital ratio and Total risk-based capital ratio at or above the "well capitalized" thresholds under the terms of the Bank MOU.

                TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                      KEY FINANCIAL RATIOS AND DATA
              (Dollars in thousands, except per share data)


                                              Three Months Ended
                                   -----------------------------------------
                                   December 31,  September 30,   December 31,
                                          2009           2009          2008

PERFORMANCE RATIOS:
Return (loss) on average assets (1)       0.13%         (0.16)%        0.22%
Return (loss) on average equity (1)       1.02%         (1.20)%        1.88%
Net interest margin (1)                   3.94%           3.93%        4.19%
Efficiency ratio                         65.77%          70.14%       75.13%

                                              At             At            At
                                     December 31,  September 30,  December 31,
                                            2009           2009          2008
                                     ----------------------------------------
ASSET QUALITY RATIOS:
Non-performing loans                     $34,563        $29,287       $13,520
Non-performing investment securities       2,976            477           - -
OREO & other repossessed assets            8,119          8,185         1,266
                                         -------        -------       -------
Total non-performing assets (2)          $45,658        $37,949       $14,786

Non-performing assets to total assets (2)   6.37%          5.41%         2.20%
Allowance for loan losses to non-
 performing loans                             43%            48%           60%
Restructured loans (3)                   $ 9,799        $ 9,492       $   - -
Past due 90 days and still accruing      $ 6,299        $   796       $    --

Book Values:
Book value per common share              $ 10.16        $ 10.17       $ 10.58
Tangible book value per common share (4) $  9.26        $  9.26       $  9.65

---------------
(1)  Annualized
(2) Non-performing assets include non-accrual loans, non-accrual investment securities, other real estate owned and other repossessed assets
(3) At December 31, 2009 and September 30, 2009 all troubled debt restructured loans were on non-accrual status and included in total non-performing assets.
 (4) Calculation subtracts goodwill and core deposit intangible from the equity component


                                              Three Months Ended
                                   -----------------------------------------
                                   December 31,  September 30,   December 31,
                                          2009           2009          2008
AVERAGE BALANCE SHEET:
Average total loans                   $561,378       $563,159       564,782
Average total interest earning
 assets (1)                            648,716        633,803       617,284
Average total assets                   701,614        685,534       663,339
Average total interest bearing
 deposits                              474,898        444,241       430,259
Average FHLB advances & other
 borrowings                             85,537         95,668       100,436
Average shareholders' equity            87,756         89,164        76,702

----------------
(1) Includes loans on non-accrual status

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There were no material changes in information concerning market risk from the information provided in the Company's Form 10-K for the fiscal year ended September 30, 2009.


Item 4T.  Controls and Procedures
---------------------------------

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange
     Act) that occurred during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all errors and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.


PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings
---------------------------
Neither the Company nor the Bank is a party to any material legal proceedings at this time. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.


Item 1A.    Risk Factors

Listed below are updates to the risk factors provided in the Company's Annual Report of Form 10-K for the fiscal year ended September 30, 2009 ("2009 Form 10-K"). These updates should be read in conjunction with the 2009 Form 10-K.


The Company and the Bank are required to comply with the terms of separate memorandums of understanding issued by their respective regulators and lack of compliance could result in additional regulatory actions.

     As previously disclosed in the 2009 Form 10-K, in December 2009, the Federal Deposit Insurance Corporation ("FDIC") and the Washington State Department of Financial Institutions, Division of Banks ("Division") determined that the Bank required supervisory attention and December 22, 2009 reached an agreement on a Memorandum of Understanding with the Bank (the "Bank MOU"). Under that agreement, the Bank must among other things, maintain Tier 1 Capital of not less than 10.0% of the Bank's adjusted total assets and maintain capital ratios above "well capitalized" thresholds as defined under FDIC Rules and Regulations; obtain the prior consent from the FDIC and Division prior to the Bank declaring a dividend to its holding company; an not engage in any transactions that would materially change the Bank's balance sheet composition including growth in total assets of five percent or more or significant changes in funding sources, such as by increasing brokered deposits, without the prior non-objection of the FDIC.

     In addition on February 1, 2010, the Federal Reserve Bank of San Francisco ("FRB") determined that the Company required additional supervisory attention and entered into a Memorandum of Understanding with the Company (the "FRB MOU"). Under the terms of the FRB MOU, the Company, without prior written approval, or non-objection, of the FRB, may not:

     * appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers;
     * receive dividends or any other form of payment or distribution representing a reduction in capital from the Bank;
     * declare or pay any dividends, or make any other capital distributions;
     *   incur, renew, increase, or guarantee any debt;
     *   issue any trust preferred securities; and
     *   purchase or redeem any of its stock.

Following the effective date of the FRB MOU, the Company is required to provide the FRB with progress reports regarding its compliance with the provisions of the FRB MOU.

The Bank MOU and the FRB MOU will remain in effect until stayed, modified, terminated or suspended by the FDIC and the Division or FRB, as the case may be. If either the Company or the Bank was found not in compliance with their respective MOU, it could be subject to various remedies, including among others, the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to direct an increase in capital, to restrict growth, to remove officers and / or directors, and to assess civil monetary penalties. Management of the Company and the Bank have been taking action and implementing programs to comply with the requirements of the FRB MOU and the Bank MOU, respectively. Although compliance will be determined by the FDIC, Division and FRB, management believes that the Company and the Bank will comply in all material respects with the provisions of the MOU. Any of these regulators may determine, however, in their sole discretion that the issues raised by the FRB MOU or the Bank MOU have not been addressed satisfactorily, or that any current or past actions, violations or deficiencies could be the subject of further regulatory enforcement actions. Such enforcement actions could involve penalties or limitations on the Company's business and negatively affect its ability to implement its business plan, pay dividends on its common stock or the value of its common stock, as well as its financial condition and result of operations.



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

                                         Timberland Bancorp, Inc.

Date:   February 5, 2010           By: /s/ Michael R. Sand
                                       ----------------------------------

                                         Michael R. Sand
                                         Chief Executive Officer
                                         (Principal Executive Officer)



Date:   February 5, 2010           By: /s/ Dean J. Brydon
                                       ----------------------------------
                                         Dean J. Brydon
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit No.                 Description of Exhibit

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act