Form 10-Q
period 2010-03-31
TIMBERLAND BANCORP INC
filed 2010-05-06
CIK 1046050

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-Q

           [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files). Yes      No
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

         CLASS                       SHARES OUTSTANDING AT APRIL 30, 2010
         -----                       ------------------------------------
Common stock, $.01 par value                       7,045,036

                                     INDEX

                                                                        Page
                                                                        ----
PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets                        3

            Condensed Consolidated Statements of Operations              4-5

            Condensed Consolidated Statements of Shareholders' Equity    6

            Condensed Consolidated Statements of Cash Flows              7-8

            Condensed Consolidated Statements of Comprehensive
             Income (Loss)                                               9

            Notes to Condensed Consolidated Financial Statements         10-24

   Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         24-40

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk   41

   Item 4.  Controls and Procedures                                      41

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                            41

   Item 1A  Risk Factors                                                 42-43

   Item 2.  Unregistered Sales of Equity Securities and Use of
             Proceeds                                                    43

   Item 3.  Defaults Upon Senior Securities                              43

   Item 4.  Removed and Reserved                                         43

   Item 5.  Other Information                                            43

   Item 6.  Exhibits                                                     43-44

SIGNATURES                                                               45

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
          --------------------

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 2010 and September 30, 2009
                  (Dollars in thousands, except per share data)

                                                  March 31,    September 30,
                                                      2010             2009
                                                   ------------------------
Assets                                            (Unaudited)
Cash equivalents:
  Cash and due from financial institutions         $  9,883       $  10,205
  Interest bearing deposits in other banks           65,574          56,257
                                                   ------------------------
  Total cash equivalents                             75,457          66,462
                                                   ------------------------
Certificates of deposit ("CDs") held for
 investment, (at cost)                               18,108           3,251
Mortgage-backed securities and other
 investments - held to maturity, at amortized
 cost (fair value $5,596 and $6,215)                  5,982           7,087
Mortgage-backed securities and other
 investments - available for sale, at fair value     12,225          13,471
Federal Home Loan Bank of Seattle ("FHLB") stock      5,705           5,705

Loans receivable                                    554,880         560,750
Loans held for sale                                     459             630
Less: Allowance for loan losses                     (16,687)        (14,172)
                                                   ------------------------
  Net loans receivable                              538,652         547,208
                                                   ------------------------

Premises and equipment, net                          17,751          18,046
Other real estate owned ("OREO") and other
 repossessed assets                                  13,477           8,185
Accrued interest receivable                           2,996           2,805
Bank owned life insurance ("BOLI")                   13,158          12,918
Goodwill                                              5,650           5,650
Core deposit intangible ("CDI")                         659             755
Mortgage servicing rights ("MSRs"), net               2,678           2,618
Prepaid Federal Deposit Insurance Corporation
 ("FDIC") insurance assessment                        3,863             - -
Other assets                                          8,415           7,515
                                                   ------------------------
Total assets                                       $724,776        $701,676
                                                   ========================
Liabilities and shareholders' equity
Deposits: Demand, non-interest-bearing             $ 49,870        $ 50,295
Deposits: Interest-bearing                         501,8544          55,366
                                                   ------------------------
 Total Deposits                                     551,724         505,661
                                                   ------------------------

FHLB advances                                        75,000          95,000
Federal Reserve Bank of San Francisco ("FRB")
 borrowings                                          10,000          10,000
Repurchase agreements                                   445             777
Other liabilities and accrued expenses                2,738           3,039
                                                   ------------------------
  Total liabilities                                 639,907         614,477
                                                   ------------------------
Shareholders' equity
Preferred stock, $.01 par value; 1,000,000 shares
 authorized;                                         15,657          15,554
  16,641 shares, Series A, issued and outstanding
  Series A shares: $1,000 per share liquidation
  value
Common stock, $.01 par value; 50,000,000 shares
 authorized;                                         10,357          10,315
  7,045,036 shares issued and outstanding
Unearned shares - Employee Stock Ownership Plan
 ("ESOP")                                            (2,379)         (2,512)
Retained earnings                                    62,098          65,854
Accumulated other comprehensive loss                   (864)         (2,012)
                                                   ------------------------
  Total shareholders' equity                         84,869          87,199
                                                   ------------------------
  Total liabilities and shareholders' equity       $724,776        $701,676
                                                   ========================

       See notes to unaudited condensed consolidated financial statements

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three and six months ended March 31, 2010 and 2009
                 (Dollars in thousands, except per share amounts)
                                  (unaudited)

                                  Three Months Ended        Six Months Ended
                                       March 31,               March 31,
                                    2010        2009        2010        2009
                                  -------------------     -------------------
Interest and dividend income
Loans receivable                  $ 8,832     $ 9,419     $17,897     $18,989
                                  -------------------     -------------------
Mortgage-backed securities and
 other investments                    239         347         456         760
Dividends from mutual funds             9           9          18          19
Federal funds sold                     --           5          --          28
Interest bearing deposits in
 banks                                 77          21         128          30
                                  -------------------     -------------------
  Total interest and dividend
   income                           9,157       9,801      18,499      19,826
                                  -------------------     -------------------
Interest expense
Deposits                            1,958       2,385       4,036       4,882
FHLB advances - long term             751         999       1,624       2,063
FRB borrowings and other
 borrowings                             2         - -           2           1
                                  -------------------     -------------------
  Total interest expense            2,711       3,384       5,662       6,946
                                  -------------------     -------------------

  Net interest income               6,446       6,417      12,837      12,880

Provision for loan losses           5,195       5,176       7,795       6,491
                                  -------------------     -------------------

  Net interest income after
   provision for loan losses        1,251       1,241       5,042       6,389
                                  -------------------     -------------------
Non-interest income
Total new other than temporary
 impairment ("OTTI") on investment
 securities                          (258)     (1,713)       (607)     (2,883)
Adjustment for portion recorded as
 (transferred from) other
 comprehensive loss before taxes   (1,298)        749      (1,269)        749
                                  -------------------     -------------------
  Net OTTI loss on investment
   securities                      (1,556)       (964)     (1,876)     (2,134)

Realized loss on investment
 securities                            (1)        (29)        (17)        (29)
Service charges on deposits         1,022       1,009       2,152       2,159
ATM transaction fees                  386         306         747         594
BOLI net earnings                     115         256         249         378
Gain on sale of loans, net            300       1,022         749       1,303
Servicing income on loans sold         25          21          54          54
Valuation allowance on MSRs           (22)        - -         (22)        - -
Fee income from non-deposit
 investment sales                       3          16          35          44
Other                                 158         275         328         449
                                  -------------------     -------------------
  Total non-interest income           430       1,912       2,399       2,818
                                  -------------------     -------------------

      See notes to unaudited condensed consolidated financial statements

                      TIMBERLAND BANCORP, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OPERATIONS (continued)
            For the three and six months ended March 31, 2010 and 2009
                (Dollars in thousands, except per share amounts)
                                 (unaudited)


                                  Three Months Ended        Six Months Ended
                                       March 31,               March 31,
                                    2010        2009        2010        2009
                                  -------------------     -------------------
Non-interest expense
Salaries and employee benefits    $ 2,921     $ 2,826     $ 5,902     $ 5,899
Premises and equipment                702         696       1,403       1,359
Advertising                           220         229         392         420
OREO and other repossessed
 items expense, net                   344          99         395         160
ATM expenses                          171         161         326         286
Postage and courier                   142         126         270         244
Amortization of CDI                    48          54          95         109
State and local taxes                 153         154         294         297
Professional fees                     196         213         368         348
FDIC insurance                        806          99       1,005         186
Other                                 989         785       1,740       1,669
                                  -------------------     -------------------
  Total non-interest expense        6,692       5,442      12,190      10,977
                                  -------------------     -------------------

Loss before income taxes           (5,011)     (2,289)     (4,749)     (1,770)

Benefit for income taxes            1,833         896       1,795         739
                                  -------------------     -------------------
  Net loss                         (3,178)     (1,393)     (2,954)     (1,031)
                                  -------------------     -------------------

Preferred stock dividends            (208)       (208)       (416)       (227)
Preferred stock discount
 accretion                            (52)        - -        (103)        - -
                                  -------------------     -------------------

Net loss to common shareholders:  $(3,438)    $(1,601)    $(3,473)    $(1,258)
                                  ===================     ===================


Loss per common share:
  Basic                           $ (0.51)    $ (0.24)    $ (0.52)    $ (0.19)
  Diluted                         $ (0.51)    $ (0.24)    $ (0.52)    $ (0.19)


Weighted average shares outstanding:
  Basic                         6,713,958   6,614,216   6,711,950   6,592,257
  Diluted                       6,713,958   6,614,216   6,711,950   6,592,257


Dividends paid per common share:   $ 0.01      $ 0.11      $ 0.04      $ 0.22



      See notes to unaudited condensed consolidated financial statements

                                TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                       CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the year ended September 30, 2009 and the six months ended March 31, 2010
                            (Dollars in thousands, except per share amounts)


                                                                                           Accumu-
                                                                                             lated
                                                                     Unearned                Other
                                               Preferred   Common      Shares              Compre-
                           Preferred    Common     Stock    Stock   Issued to   Retained   hensive
                              Shares    Shares    Amount    Amount       ESOP   Earnings   Loss       Total
                              ------    ------   -------    ------  ---------   --------  ---------   -----
Balance, September 30, 2008      - -  6,967,579  $   - -    $8,672   $(2,776)    $69,406    $(461)  $74,841

Net loss                         - -        - -      - -       - -       - -        (242)     - -      (242)
Issuance of preferred stock
 with attached common stock
 warrants                     16,641        - -   15,425     1,158       - -         - -      - -    16,583
Accretion of preferred stock
 discount                        - -        - -      129       - -       - -        (129)     - -       - -
Issuance of MRDP(1) shares       - -     19,758      - -       - -       - -         - -      - -       - -
Exercise of stock options        - -     57,699      - -       392       - -         - -      - -       392
Cash dividends
 ($0.39 per common share)        - -        - -      - -       - -       - -      (2,736)     - -    (2,736)
 (5% preferred stock)            - -        - -      - -       - -       - -        (536)     - -      (536)
Earned ESOP shares               - -        - -      - -       (47)      264         - -      - -       217
MRDP compensation expense        - -        - -      - -       137       - -         - -      - -       137
Stock option compensation
 expense                         - -        - -      - -         3       - -         - -      - -         3
Cumulative effect of FASB
 guidance regarding
 recognition of OTTI             - -        - -      - -       - -       - -          91      (91)      - -
Unrealized holding gain on
 securities available for
 sale, net of tax                - -        - -      - -       - -       - -         - -       18        18
OTTI on securities
 held-to-maturity, net of tax    - -        - -      - -       - -       - -         - -   (1,478)   (1,478)
                              ------  ---------  -------   -------   -------     -------    -----   -------

Balance, September 30, 2009   16,641  7,045,036   15,554    10,315    (2,512)     65,854   (2,012)   87,199

(Unaudited)
Net loss                         - -        - -      - -       - -       - -      (2,954)     - -    (2,954)
Accretion of preferred stock
 discount                        - -        - -      103       - -       - -        (103)     - -       - -
Cash dividends
 ($0.04 per common share)        - -        - -      - -       - -       - -        (283)     - -      (283)
 (5% preferred stock)            - -        - -      - -       - -       - -        (416)     - -      (416)
Earned ESOP shares               - -        - -      - -       (48)      133         - -      - -        85
MRDP compensation expense        - -        - -      - -        87       - -         - -      - -        87
Stock option compensation
 expense                         - -        - -      - -         3       - -         - -      - -         3
Unrealized holding gain on
 securities available for
 sale, net of tax                - -        - -      - -       - -       - -         - -      305       305
Change in OTTI on securities
 held-to-maturity, net of tax    - -        - -      - -       - -       - -         - -      825       825
Accretion of OTTI on
 securities held-to-maturity,
 net of tax                      - -        - -      - -       - -       - -         - -       18        18
                              ------  ---------  -------   -------   -------     -------    -----   -------

Balance, March 31, 2010       16,641  7,045,036  $15,657   $10,357   $(2,379)   $62,098    $(864)  $84,869
                              ======  =========  =======   =======   =======    =======     =====   =======

(1) 1998 Management Recognition and Development Plan ("MRDP").


                 See notes to unaudited condensed consolidated financial statements

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the six months ended March 31, 2010 and 2009
                                (In thousands)
                                  (unaudited)
                                                   Six Months Ended March 31,
                                                       2010          2009
Cash flow from operating activities                 ----------------------
Net loss                                            $ (2,954)     $ (1,031)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities
  Provision for loan losses                            7,795         6,491
  Depreciation                                           595           555
  Deferred federal income taxes                          (89)       (1,245)
  Amortization of CDI                                     95           109
  Earned ESOP shares                                     133           132
  MRDP compensation expense                               85            81
  Stock option compensation expense                        3             2
  Stock option tax effect                                - -            46
  Gain on sale of OREO, and other repossessed
   items, net                                           (188)           (2)
  Valuation of OREO                                      346           132
  Loss on the disposition of premises and equipment       13           - -
  BOLI net earnings                                     (240)         (378)
  Gain on sale of loans                                 (749)       (1,303)
  Decrease in deferred loan origination fees            (153)         (236)
  OTTI losses on securities                            1,876         2,134
  Realized losses on held-to-maturity securities          17            29
Loans originated for sale                            (31,401)      (76,258)
Proceeds from sale of loans                           32,321        71,556
Increase in other assets, net                         (5,580)       (1,479)
Decrease in other liabilities and accrued expenses,
 net                                                    (301)         (136)
                                                    ----------------------
Net cash provided by (used in) operating activities    1,624          (801)

Cash flow from investing activities
Net increase in CDs held for investment              (14,857)          - -
Proceeds from maturities and prepayments of
 securities available for sale                         1,635         1,667
Proceeds from maturities and prepayments of
 securities held to maturity                             627           903
(Increase) decrease in loans receivable, net          (6,015)          734
Additions to premises and equipment                     (313)       (1,369)
Proceeds from sale of OREO and other repossessed
 items                                                 1,308            10
                                                    ----------------------
Net cash provided by (used in) investing activities  (17,615)        1,945

Cash flow from financing activities
Increase in deposits, net                             46,063         7,326
Repayment of FHLB advances - long term               (20,000)       (9,628)
Decrease in repurchase agreements                       (332)          (69)
Proceeds from exercise of stock options                  - -           345
ESOP tax effect                                          (48)          (16)
MRDP compensation tax effect                               2            12
Issuance of common stock                                 - -             1
Issuance of stock warrants                               - -         1,158
Issuance of preferred stock                              - -        15,408
Payment of dividends                                    (699)       (1,662)
                                                    ----------------------
Net cash provided by financing activities             24,986        12,875

       See notes to unaudited condensed consolidated financial statements

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                For the six months ended March 31, 2010 and 2009
                               (In thousands)
                                (unaudited)


                                                    Six Months Ended March 31,
                                                       2010          2009
                                                    ----------------------
Net increase in cash equivalents                    $  8,995      $ 14,019
Cash equivalents
  Beginning of period                                 66,462        42,874
                                                    ----------------------
  End of period                                     $ 75,457      $ 56,893
                                                    ======================

Supplemental disclosure of cash flow information
  Income taxes paid                                 $    791      $  1,002
  Interest paid                                        5,775         6,954

Supplemental disclosure of non-cash investing
 activities
  Loans transferred to OREO and other repossessed
   assets                                           $  8,006      $  2,456
  Loan originated to facilitate the sale of OREO       1,248           - -
  Change in unrealized holding loss on securities
   held for sale, net of tax                             305          (488)
  Change in other-than-temporary impairment on
   securities, held-to-maturity, net of tax              843          (486)


Supplemental disclosure of non-cash financing activities
  Shares issued to MRDP                             $     --      $    138






     See notes to unaudited condensed consolidated financial statements

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
       For the three and six months ended March 31, 2010 and 2009
                              In thousands
                               (unaudited)



                                  Three Months Ended        Six Months Ended
                                       March 31,               March 31,
                                    2010        2009        2010        2009
                                  -------------------     -------------------
Comprehensive loss:
  Net loss                        $(3,178)    $(1,393)    $(2,954)    $(1,031)
  Cumulative effect of adoption
   of new accounting standard
   relating to impairment of
   debt securities                    - -         (91)        - -         (91)
  Unrealized holding gain (loss)
   on securities available for
   sale, net of tax                   187         (42)        305        (488)
  Change in OTTI on securities
   held-to-maturity, net of tax:
    Additions                         105        (486)         60        (486)
    Additional amount recognized
     related to credit loss for
     which OTTI was previously
     recognized                       785         - -         696         - -
    Amount reclassified to credit
     loss for previously recorded
     market loss                      (46)        - -          69         - -
  Accretion of OTTI securities
   held-to-maturity, net of tax        10         - -          18         - -
                                  -------------------     -------------------


Total comprehensive loss          $(2,137)    $(2,012)    $(1,806)    $(2,096)
                                  ===================     ===================






       See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (unaudited)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments, which are in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2009 ("2009 Form 10-K"). The results of operations for the three and six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(e) Certain prior period amounts have been reclassified to conform to the March 31, 2010 presentation with no change to net loss or total shareholders' equity previously reported.

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

Preferred stock callable at the option of the Company is initially recorded at the amount of proceeds received. Any discount from the liquidation value is accreted to the expected call date and charged to retained earnings. This accretion is recorded using the level-yield method. Preferred dividends paid (declared and accrued) and any accretion is deducted from (added to) net income (loss) for computing income available (loss) to common shareholders and earnings (loss) per share computations.

(3) MORTGAGE-BACKED SECURITIES AND OTHER INVESTMENTS
Mortgage-backed securities and other investments have been classified according to management's intent (in thousands):

                                                 Gross         Gross
                               Amortized    Unrealized    Unrealized     Fair
                                    Cost         Gains        Losses    Value
                               ---------    ----------    ----------   -------
March 31, 2010 (unaudited)
Held to Maturity
  U.S. treasury securities      $    28         $  1         $ - -    $    29
 Mortgage-backed securities
   and collateralized mortgage
   obligations ("CMOs"):
     U.S. government agencies     2,283           35            (6)     2,312
     Private label residential    3,671           11          (427)     3,255
                                -------         ----         -----    -------
    Total                       $ 5,982         $ 47         $(433)   $ 5,596
                                =======         ====         =====    =======
Available for Sale
  Mortgage-backed securities
   and CMOs:
     U.S. government agencies   $ 8,979         $282         $ - -    $ 9,261
     Private label residential    2,457           60          (521)     1,996
  Mutual funds                    1,000          - -           (32)       968
                                -------         ----         -----    -------
    Total                       $12,436         $342         $(553)   $12,225
                                =======         ====         =====    =======
September 30, 2009

Held to Maturity
  U.S. treasury securities      $    27         $  2         $ - -    $    29
  Mortgage-backed securities
   and CMOs:
     U.S. government agencies     2,455           23           (10)     2,468
     Private label residential    4,605            3          (890)     3,718
                                -------         ----         -----    -------
    Total                       $ 7,087         $ 28         $(900)   $ 6,215
                                =======         ====         =====    =======
Available for Sale
  Mortgage-backed securities
   and CMOs:
     U.S. government agencies   $10,378         $221         $  (5)   $10,594
     Private label residential    2,774          - -          (865)     1,909
  Mutual funds                    1,000          - -           (32)       968
                                -------         ----         -----    -------
    Total                       $14,152         $221         $(902)   $13,471
                                =======         ====         =====    =======

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2010 are as follows (in thousands):

                 Less Than 12 Months  12 Months or Longer
                 -------------------  -------------------   Total
Description of   Fair    Unrealized   Fair    Unrealized    Fair    Unrealized
 Securities      Value   Losses       Value   Losses        Value   Losses
                 -----   ------       -----   ------        -----   ------
Mortgage-backed
 securities and
 CMOs:
  U.S. government
  agencies       $ 264   $  (2)       $  495   $  (4)      $  759    $  (6)
  Private label
   residential     192      (1)        2,849    (426)       3,041     (427)
                 -----   -----        ------   -----       ------    -----
  Total          $ 456   $  (3)       $3,344   $(430)      $3,800    $(433)
                 =====   =====        ======   =====       ======    =====

Available for Sale
Mortgage-backed
 securities and
 CMOs:
  U.S. government
   agencies      $ - -   $ - -        $  - -   $ - -       $  - -    $ - -
  Private label
   residential     - -     - -         1,844    (521)       1,844     (521)
Mutual funds       - -     - -           968     (32)         968      (32)
                 -----   -----        ------   -----       ------    -----
  Total          $ - -   $ - -        $2,812   $(553)      $2,812    $(553)
                 =====   =====        ======   =====       ======    =====


During the three months ended March 31, 2010 and 2009 the Company recorded net OTTI charges through earnings on residential mortgage-backed securities of $1.56 million and $964,000. During the six months ended March 31, 2010 and March 31, 2009, the Company recorded net OTTI charges through earnings on residential mortgage-backed securities of $1.88 million and $2.13 million. Effective January 1, 2009, the Company adopted Financial Accounting Standards Board ("FASB") Recognition and Presentation of Other-Than-Temporary Impairments, which provides for the bifurcation of OTTI into (i) amounts related to credit losses which are recognized through earnings, and (ii) amounts related to all other factors which are recognized as a component of other comprehensive income.

To determine the component of the gross OTTI related to credit losses, the Company compared the amortized cost basis of each OTTI security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. The revised expected cash flow estimates for individual securities are based primarily on an analysis of default rates, prepayment speeds and third-party analytic reports. Significant judgment of management is required in this analysis that includes, but is not limited to, assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans. The following table presents a summary of the significant inputs utilized to measure management's estimate of the credit loss component on OTTI securities as of March 31, 2010 and September 30, 2009:

                                                 Range
                                          ---------------------     Weighted
                                          Minimum       Maximum      Average
At March 31, 2010
-----------------
Constant prepayment rate                    0.0%          15.0%       13.8%
Collateral default rate                     5.9%          62.4%       33.3%
Loss severity rate                         15.8%          52.1%       41.6%

At September 30, 2009
---------------------
Constant prepayment rate                    6.0%          15.0%       10.9%
Collateral default rate                     6.8%          59.6%       25.4%
Loss severity rate                         14.3%          52.0%       34.0%


The following table presents the OTTI losses for the six months ended March 31, 2010 and 2009 (in thousands).


                       Six months ended            Six months ended
                        March 31, 2010              March  31, 2009
                     --------------------         -------------------
                     Held To   Available          Held To    Available
                     Maturity  For Sale   Total   Maturity   For Sale   Total
                     --------  ---------  -----   --------   --------   -----
Total OTTI losses     $  514     $  93   $   607  $ 2,759     $ 124     2,883
Portion of OTTI
 losses (gains)
 recognized in other
 comprehensive loss

 (before taxes)
 (1)                  (1,269)      - -    (1,269)     749       - -       749
                     -------     -----   -------  -------     -----    ------
Impairment losses
 recognized in
 earnings (2)        $ 1,783     $  93   $ 1,876  $ 2,010     $ 124    $2,134
                     =======     =====   =======  =======     =====    ======

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

Balance, September 30, 2009                      $ 3,551
Additions:
  Credit losses for which OTTI was
   not previously recognized                         374
  Additional increases to the amount
   related to credit loss for which OTTI
   was previously recognized                       1,472
Subtractions:
  Realized losses recorded previously
   as credit losses                                 (252)
                                                 -------
Balance, March 31, 2010                          $ 5,145
                                                 =======


There were no gross realized gains on sale of securities for the three or six months ended March 31, 2010 and 2009. During the three months ended March 31, 2010 the Company recorded a $141,000 realized loss (as a result of the securities being deemed worthless) on six held to maturity residential mortgage-backed securities of which $140,000 had been recognized previously as a credit loss. During the six months ended March 31, 2010 the Company recorded a $252,000 realized loss (as a result of securities being deemed worthless) on eight held to maturity residential mortgage-backed securities of which $235,000 had been recognized previously as a credit loss. During the three and six months ended March 31, 2009 there was a $29,000 realized loss on one held to maturity residential mortgage-backed security of which no prior credit loss had been recorded. Investment securities on non-accrual status were $3.26 million at March 31, 2010 and $477,000 at September 30, 2010.

Residential mortgage-backed and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral, retail repurchase agreements and other non-profit organization deposits totaled $14.77 million and $16.40 million at March 31, 2010 and September 30, 2009, respectively.


The contractual maturities of debt securities at March 31, 2010 are as follows (in thousands). Expected maturities may differ from scheduled maturities as a result of the prepayment of principal or call provisions.


                                   Held to Maturity       Available for Sale
                                  ------------------     --------------------
                                  Amortized    Fair      Amortized      Fair
                                  Cost         Value     Cost           Value
                                  ------------------     --------------------
Due within one year               $  - -     $  - -      $    26     $    26
Due after one year to five years      20         21          338         313
Due after five to ten years           45         46          189         201
Due after ten years                5,917      5,529       10,883      10,717
                                  ------     ------      -------     -------
  Total                           $5,982     $5,596      $11,436     $11,257
                                  ======     ======      =======     =======

(4) FHLB STOCK
The Company views its investment in the Seattle FHLB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; 2) the impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB. As of March 31, 2010, the Seattle FHLB reported that it had met all of its regulatory capital requirements, but remained classified as undercapitalized by its regulator, the Federal Housing Finance Agency. The FHLB will not pay a dividend or repurchase capital stock while it is classified as undercapitalized. While the FHLB was classified as undercapitalized as of March 31, 2010, the Company does not believe that its investment in the FHLB is impaired. However, this estimate could change in the near term if: 1) significant other-than-temporary losses are incurred on the FHLB's mortgage-backed securities causing a significant decline in its regulatory capital status; 2) the economic losses resulting from credit deterioration on the FHLB's mortgage-backed securities increases significantly or 3) capital preservation strategies being utilized by the FHLB become ineffective.

(5) LOANS
Loans receivable and loans held for sale consisted of the following (dollars in thousands):
                                         At March 31,       At September 30,
                                            2010                  2009
                                      Amount    Percent    Amount     Percent
                                     -------------------  --------------------
Mortgage loans:
  One- to four-family (1)            $113,295     19.6%   $110,556     18.6%
  Multi-family                         33,236      5.8      25,638      4.3
  Commercial                          198,171     34.4     188,205     31.6
  Construction and land development   100,938     17.5     139,728     23.5
  Land                                 63,856     11.1      65,642     11.0
                                     --------    -----    --------    -----
  Total mortgage loans                509,496     88.4     529,769     89.0

Consumer loans:
  Home equity and second mortgage      39,303      6.8      41,746      7.0
  Other                                 9,477      1.6       9,827      1.7
                                     --------    -----    --------    -----
  Total consumer loans                 48,780      8.4      51,573      8.7

Commercial business loans              18,173      3.2      13,775      2.3
                                     --------    -----    --------    -----

  Total loans receivable              576,449    100.0%    595,117    100.0%
                                                 =====                =====
Less:
  Undisbursed portion of construction
   loans in process                    18,824               31,298
  Deferred loan origination fees        2,286                2,439
  Allowance for loan losses            16,687               14,172
                                     --------             --------
                                       37,797               47,909
                                     --------             --------

  Total loans receivable, net        $538,652             $547,208
                                     ========             ========
-------------
(1) Includes loans held-for-sale.

Construction and Land Development Loan Portfolio Composition
------------------------------------------------------------
The following table sets forth the composition of the Company's construction and land development loan portfolio.

                                         At March 31,       At September 30,
                                            2010                  2009
                                      Amount    Percent    Amount     Percent
                                     -------------------  --------------------
                                             (Dollars in thousands)
Custom and owner / builder const.    $ 29,101    28.8%    $ 35,414      25.3%
Speculative construction               10,070    10.0       16,959      12.1
Commercial real estate                 40,369    40.0       49,397      35.4
Multi-family
 (including condominiums)               6,135     6.1       18,800      13.5
Land development                       15,263    15.1       19,158      13.7
                                     --------   -----     --------     -----
  Total construction loans           $100,938   100.0%    $139,728     100.0%
                                     ========   =====     ========     =====

Allowance for Loan Losses
-------------------------
The following table sets forth information regarding activity in the allowance for loan losses.
                                                        Three Months Ended
                                                             March 31,
                                                        2010           2009
                                                       ---------------------
                                                           (In thousands)
Balance at beginning of period                         $14,931       $ 8,166
Provision for loan losses                                5,195         5,176
Allocated to commitments                                   - -          (126)
Loans charged off                                       (3,562)       (1,206)
Recoveries on loans previously charged off                 123            39
                                                       -------       -------
Net charge-offs                                         (3,439)       (1,167)
                                                       -------       -------
Balance at end of period                               $16,687       $12,049
                                                       =======       =======

                                                          Six Months Ended
                                                              March 31,
                                                        2010           2009
                                                       ---------------------
                                                           (In thousands)
Balance at beginning of period                         $14,172       $ 8,050
Provision for loan losses                                7,795         6,491
Allocated to commitments                                   - -          (126)
Loans charged off                                       (5,403)       (2,405)
Recoveries on loans previously charged off                 123            39
                                                       -------       -------
Net charge-offs                                         (5,280)       (2,366)
                                                       -------       -------
Balance at end of period                               $16,687       $12,049
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

At March 31, 2010 and September 30, 2009, the Bank had impaired loans totaling approximately $43.02 million and $47.62 million respectively. At March 31, 2010 the Bank had five loans totaling $5.22 million that were 90 days or more past due and still accruing interest. At September 30, 2009 the Bank had five loans totaling $796,000 that were 90 days or more past due and still accruing interest. Interest income recognized on impaired loans for the six months ended March 31, 2010 and March 31, 2009 was $496,000 and $328,000,
respectively.   Interest income recognized on a cash basis on impaired loans for the six months ended March 31, 2010 and March 31, 2009, was $328,000 and $132,000, respectively. The average investment in impaired loans for the six months ended March 31, 2010 and March 31, 2009 was $44.36 million and $23.45 million respectively. The Bank had $18.62 million in troubled debt restructured loans included in impaired loans at March 31, 2010. The Bank had $1.25 million in commitments to lend additional funds on these loans. The Bank had $9.24 million in troubled debt restructured loans included in impaired loans at September 30, 2009. The Bank had $1.43 million in commitments to lend additional funds on these loans.

Following is a summary of information related to impaired loans (in thousands):

                                              At March 31,    At September 30,
                                                     2010                2009
                                                  -------             -------

Impaired loans without a valuation allowance      $31,494             $35,557
Impaired loans with a valuation allowance          11,523              12,065
                                                  -------             -------
  Total impaired loans                            $43,017             $47,622
                                                  =======             =======

Valuation allowance related to impaired loans     $ 5,543             $ 3,835
                                                  =======             =======

Non-performing Assets
---------------------
The following table sets forth information with respect to the Company's non-performing assets and restructured loans within the meaning of FASB guidance on troubled debt restructurings.

                                                    At              At
                                                 March 31,     September 30,
                                                   2010            2009
                                                ----------------------------
                                                     (In thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family                            $ 2,685         $ 1,343
  Commercial real estate                           3,471           5,004
  Construction and land development               12,211          17,594
  Land                                             7,793           5,023
Consumer loans                                       113             258
Commercial business loans                             78              65
                                                 -------         -------
    Total non-accrual loans                       26,351          29,287

Accruing loans which are contractually
past due 90 days or more:                          5,216             796
                                                 -------         -------

Total of non-accrual and
90 days past due loans                            31,567          30,083

Non-accrual investment securities                  3,262             477

OREO and other repossessed items                  13,477           8,185
                                                --------        --------
Total non-performing assets (1)                 $ 43,090        $ 37,949
                                                ========        ========

Troubled debt restructured loans (2)            $ 18,623        $  9,242
                                                ========        ========

Non-accrual and 90 days or more past
due loans as a percentage of loans
receivable                                          5.68%           5.36%

Non-accrual and 90 days or more past
due loans as a percentage of total assets           4.36%           4.28%

Non-performing assets as a percentage
of total assets                                     5.95%           5.41%

Loans receivable (3)                            $555,339        $561,380
                                                ========        ========

Total assets                                    $724,776        $701,676
                                                ========        ========

------------
(1) Includes non-accrual loans, non-accrual investment securities, and other real estate owned and other repossessed assets. Loans considered impaired or classified as troubled debt restructurings are not included if they are still on accrual status.
(2) At March 31, 2010, $10,265 of the $18,623 in troubled debt restructured loans were on non-accrual status and included in total non-performing assets. At September 30, 2009 all troubled debt restructured loans were on non-accrual status and are included in non-performing assets.
(3)  Includes loans held-for-sale and is before the allowance for loan losses.


(6) EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per common share is computed by dividing net income
(loss) available for common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per common share is computed by dividing net income available for common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Diluted loss per common share is the same as basic loss per common share due to the anti-dilutive effect of common stock equivalents. Common stock equivalents arise from assumed conversion of outstanding stock options and outstanding warrants to purchase common stock. In accordance with FASB guidance for stock compensation, shares owned by the Bank's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing earnings (loss) per common share. At March 31, 2010 and 2009, there were 329,626 and 370,294 ESOP shares, respectively, that had not been allocated.

The following table is in thousands, except for share and per share data:

                                    Three Months Ended       Six Months Ended
                                         March 31,               March 31,
                                     2010        2009        2010        2009
                                     ----------------        ----------------

Basic loss per common share computation
---------------------------------------
  Numerator - net loss             $(3,178)    $(1,393)    $(2,954)   $(1,031)
  Preferred stock dividend            (208)       (208)       (416)      (227)
  Preferred stock discount
   accretion                           (52)        - -        (103)       - -
                                   -------     -------     -------    -------
Net loss to common shareholders    $(3,438)    $(1,601)    $(3,473)   $(1,258)
                                   =======     =======     =======    =======

Denominator - weighted average
 common shares outstanding       6,713,958   6,614,216   6,711,950  6,592,257
                                 ---------   ---------   ---------  ---------

Basic loss per common share        $ (0.51)    $ (0.24)    $ (0.52)   $ (0.19)
                                   =======     =======     =======    =======

Diluted loss per common share computation
-----------------------------------------
  Numerator - net loss             $(3,178)    $(1,393)    $(2,954)   $(1,031)
  Preferred stock dividend            (208)       (208)       (416)      (227)
  Preferred stock discount
   accretion                           (52)        - -        (103)       - -
                                   -------     -------     -------    -------
Net loss to common shareholders    $(3,438)    $ 1,601     $(3,473)   $(1,258)
                                   =======     =======     =======    =======

Denominator - weighted average
 common shares outstanding       6,713,958   6,614,216   6,711,950  6,592,257
Effect of dilutive stock options
 (1)(2)                                - -         - -         - -        - -
Effect of dilutive stock
 warrants (3)(4)                       - -         - -         - -        - -
                                   -------     -------     -------    -------
Weighted average common shares
 and common stock equivalents    6,713,958   6,614,216   6,711,950  6,592,257
                                 ---------   ---------   ---------  ---------

Diluted loss per common share      $ (0.51)    $ (0.24)    $ (0.52)   $ (0.19)
                                   =======     =======     =======    =======

--------------
(1) For the three and six months ended March 31, 2010, options to purchase 194,864 and 191,332 shares of common stock, respectively, were outstanding but not included in the computation of diluted loss per common share because the options' exercise prices were greater than the average market price of the common stock and, therefore, their effect would have been anti-dilutive. For the three and six months ended March 31, 2009, options to purchase 201,003 and 168,864 shares of common stock, respectively, were outstanding but not included in the computation of diluted loss per common share because the options' exercise prices were greater than the average market price of the common stock and, therefore, their effect would have been anti-dilutive.
(2) For the six months ended March 31, 2009, the effect of dilutive stock options was computed to be 2,607 shares. However, the dilutive effect of these stock options has been excluded from the diluted loss per common share computation for the six months ended March 31, 2009 because the Company reported a net loss for the period and, therefore, their effect would have been anti-dilutive.
(3) For the three and six months ended March 31, 2010, warrants to purchase 370,899 shares of common stock were outstanding but not included in the computation of diluted loss per common share because the warrant's exercise prices were greater than the average market price of the common stock and,
therefore, their effect would have been anti-dilutive.   For the three and six
months ended March 31, 2009, warrants to purchase 370,899 and 185,449 shares of common stock, respectively, were outstanding but not included in the computation of diluted loss per common share because the warrant's exercise prices were greater than the average market price of the common stock and, therefore, their effect would have been anti-dilutive.

(4) For the six months ended March 31, 2009, the effect of dilutive stock warrants was computed to be 1,085 shares. However, the dilutive effect of these stock warrants has been excluded from the diluted loss per common share computation for the six months ended March 31, 2009 because the Company reported a net loss for the period and, therefore, their effect would have been anti-dilutive.

(7) STOCK PLANS AND STOCK BASED COMPENSATION

Stock Option Plans
------------------
Under the Company's stock option plans (the 1999 Stock Option Plan and the 2003 Stock Option Plan), the Company was able to grant options for up to a combined total of 1,622,500 shares of common stock to employees, officers and directors. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company's common stock on the date of grant. Generally, options vest in 20% annual installments on each of the five anniversaries from the date of the grant. At March 31, 2010, options for 249,738 shares are available for future grant under the 2003 Stock Option Plan and no shares are available for future grant under the 1999 Stock Option Plan.

Following is activity under the plans:
                                                     Six Months Ended
                                                      March 31, 2010
                                                Total Options Outstanding
                                                -------------------------
                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                                    Shares        Price
                                                    ------        --------
Options outstanding, beginning of period           168,864         $ 9.35
Exercised                                               --             --
Forfeited                                               --             --
Granted                                             26,000           4.55
                                                   -------
Options outstanding, end of period                 194,864         $ 8.71
                                                   =======

Options exercisable, end of period                 168,864         $ 9.35
                                                   =======

There was no aggregate intrinsic value of options outstanding at March 31, 2010, as the exercise price of all options outstanding was greater than the stock's current market value.

At March 31, 2010, there were 26,000 unvested options with an aggregate grant date fair value of $34,000, all of which the Company assumes will vest. There was no aggregate intrinsic value of unvested options at March 31, 2010 as the
exercise price was greater than the stock's current market value.   There were
no options that vested during the six months ended March 31, 2010.

At March 31, 2009, there were no unvested options. There were 5,668 options that vested during the six months ended March 31, 2009 with an aggregate grant date fair value of $13,000.

There were 26,000 options granted during the six months ended March 31, 2010
with an aggregate grant date fair value of $34,000.   There were no options
granted during the six months ended March 31, 2009.

The Black-Scholes option pricing model was used in estimating the fair value of option grants. The weighted average assumptions for options granted during the six months ended March 31, 2010 were:

Expected Volatility                      38%
Expected term (in years)                   5
Expected dividend yield                 2.64%
Risk free interest rate                 2.47%
Grant date fair value per share        $1.29

Stock Grant Plans
-----------------
The Company adopted the Management Recognition and Development Plan ("MRDP") in 1998 for the benefit of employees, officers and directors of the Company. The objective of the MRDP is to retain and attract personnel of experience and ability in key positions by providing them with a proprietary interest in the Company.

The MRDP allowed for the issuance to participants of up to 529,000 shares of the Company's common stock. Awards under the MRDP are made in the form of shares of common stock that are subject to restrictions on the transfer of ownership. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participants is recognized over a five-year vesting period, with 20% vesting on each of the five anniversaries from the date of the grant.

There were no MRDP shares granted to officers and directors during the six months ended March 31, 2010.

At March 31, 2010, there were a total of 42,427 unvested MRDP shares with an aggregated grant date fair value of $501,000. There were 7,431 MRDP shares that vested during the six months ended March 31, 2010 with an aggregated grant date fair value of $81,000. At March 31, 2010, there were no shares available for future awards under the MRDP.

Expenses for Stock Compensation Plans
-------------------------------------
Compensation expenses for all stock-based plans were as follows:

                                              Six Months Ended March 31,
                                                2010              2009
                                                ----              ----
                                                    (In thousands)
                                          Stock     Stock    Stock    Stock
                                          Options   Grants   Options  Grants
                                          -------   ------   -------  ------
Compensation expense recognized in income  $   3     $ 87     $   2    $ 93
Related tax benefit recognized                 1       29         1      32


The compensation expense yet to be recognized for stock based awards that have been awarded but not vested for the years ending September 30 is as follows (in thousands):
                                            Stock      Stock      Total
                                            Options    Grants     Awards
                                            -------    ------     ------
Remainder of 2010                            $  3      $  86      $  89
2011                                            7        165        172
2012                                            7        112        119
2013                                            7         38         45
2014                                            7          1          8
                                             ----      -----      -----
Total                                        $ 31      $ 402      $ 433
                                             ====      =====      =====

(8) FAIR VALUE MEASUREMENTS

The FASB Disclosures About Fair Value of Financial Instruments requires disclosure of estimated fair values for financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. Major assumptions, methods and fair value estimates for the Company's significant financial instruments are set forth below:

     Cash and Due from Financial Institutions and Interest-Bearing Deposits in
     -------------------------------------------------------------------------
     Banks
     -----
     The fair value of financial instruments that are short-term or re-price frequently and that have little or no risk are considered to have a fair value equal to the recorded value.

     Certificates of Deposit Held for Investment
     -------------------------------------------
     The fair value of financial instruments that are short-term or re-price frequently and that have little or no risk are considered to have a fair value equal to the recorded value.

     Mortgage-Backed Securities and Other Investments
     ------------------------------------------------
     The fair value of mortgage-backed securities and other investments are based upon the assumptions market participants would use in pricing the security. Such assumptions include observable and unobservable inputs such as quoted market prices, dealer quotes, or discounted cash flows.

     FHLB Stock
     ----------
     FHLB stock is not publicly traded, however the recorded value of the stock holdings approximates the fair value, as the FHLB is required to pay par value upon re-acquiring this stock.

     Loans Receivable
     ----------------
     At March 31, 2010 and September 30, 2009, because of the illiquid market for loan sales, loans were priced using comparable market statistics. The loan portfolio was segregated into various categories and a weighted average valuation discount that approximated similar loan sales was applied to each category.

     Loans Held for Sale
     -------------------
     The fair value has been based on quoted market prices obtained from the Federal Home Loan Mortgage Corporation.

     Accrued Interest
     ----------------
     The recorded amounts of accrued interest approximate fair value.

     Deposits
     --------
     The fair value of deposits with no stated maturity date is included at the amount payable on demand. The fair value of fixed maturity certificates of deposit is estimated by discounting future cash flows using the rates currently offered by the Bank for deposits of similar remaining maturities.

     FHLB Advances
     -------------
     The fair value of borrowed funds is estimated by discounting the future cash flows of the borrowings at a rate which approximates the current offering rate of the borrowings with a comparable remaining life.

     FRB Borrowings
     --------------
     The recorded value of Federal Reserve Bank borrowings approximates the fair value due to the short-term nature of the borrowings.

     Repurchase Agreements
     ---------------------
     The recorded value of repurchase agreements approximates fair value due to the short-term nature of the borrowings.

     Off-Balance-Sheet Instruments
     -----------------------------
     Since the majority of the Company's off-balance-sheet instruments consist of variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

The estimated fair value of financial instruments were as follows (in thousands):

                                      March 31, 2010       September 30, 2009
                                   --------------------   -------------------
                                              Estimated             Estimated
                                   Recorded        Fair   Recorded       Fair
                                     Amount       Value     Amount      Value
Financial Assets
  Cash and due from financial
   institutions and interest-
   bearing deposits in banks       $ 75,457    $ 75,457   $ 66,462   $ 66,462
  Certificates of Deposit, held
   for investment                    18,108      18,108      3,251      3,251
  Mortgage-backed securities and
   other investments                 18,207      17,821     20,558     19,686
  FHLB stock                          5,705       5,705      5,705      5,705
  Loans receivable                  538,193     466,378    546,578    471,178
  Loans held for sale                   459         465        630        648
  Accrued interest receivable         2,996       2,996      2,805      2,805

Financial Liabilities
  Deposits                         $551,724    $553,346   $505,661   $507,465
  FHLB advances - long term          75,000      78,549     95,000     99,414
  FRB borrowings - short term        10,000      10,000     10,000     10,000
  Repurchase agreements                 445         445        777        777
  Accrued interest payable              802         802        965        965

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

     Level 2: Significant observable inputs other than quoted prices included within Level 1, such as quoted prices in markets that are not active, and inputs other than quoted prices that are observable or can be corroborated by observable market data.

     Level 3: Significant unobservable inputs that reflect a company's own assumptions about the assumptions market participants would use in pricing an asset or liability based on the best information available in the circumstances.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at March 31, 2010 and the total losses resulting from these fair value adjustments for the six months ended March 31, 2010 (in thousands):

                                                  Fair Value
                                                  ----------
                                 Level 1     Level 2    Level 3   Total Losses
                                 -------     -------    -------   ------------

Available for Sale Securities
-----------------------------
Mutual Funds                     $  968      $   - -     $  - -      $  - -
Mortgage-backed securities          - -       11,257        - -          93
                                 ------      -------     ------      ------
Total                            $  968      $11,257     $  - -      $   93
                                 ======      =======     ======      ======


The following table summarizes the balance of assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2010, and the total losses resulting from these fair value adjustments for the six months ended March 31, 2010 (in thousands):

                                                  Fair Value
                                                  ----------
                                 Level 1     Level 2    Level 3   Total Losses
                                 -------     -------    -------   ------------
Impaired Loans (1)               $  - -      $  - -     $ 6,564     $5,403
Mortgage-backed securities - HTM
 (2)                                - -       1,371         - -      1,783
OREO and other repossessed items
 (3)                                - -         - -       9,144        346
                                 ------      ------     -------     ------
Total                            $  - -      $1,371     $15,708     $7,532
                                 ======      ======     =======     ======

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

(9) REGULATORY MATTERS
In December 2009, the FDIC and the Washington State Department of Financial Institutions, Division of Banks ("Division") determined that the Bank required supervisory attention and on December 29, 2009 entered into an agreement on a Memorandum of Understanding with the Bank (the "Bank MOU"). Under that agreement the Bank must among other things, maintain Tier 1 Capital of not less than 10.0% of the Bank's adjusted total assets and maintain capital ratios above the "well capitalized" thresholds as defined under FDIC Rules and Regulations; obtain the prior consent from the FDIC and the Division prior to the Bank declaring a dividend to its holding company; and not engage in any transactions that would materially change the Bank's balance sheet composition including growth in total assets of five percent or more or significant changes in funding sources without the prior non-objection of the FDIC.

In addition, on February 1, 2010, the FRB determined that the Company required additional supervisory attention and entered into a Memorandum of Understanding with the Company (the "Company MOU"). Under the agreement the Company must among other things obtain prior written approval, or non-objection from the FRB to declare or pay any dividends, or make any other capital distributions; issue any trust preferred securities; or purchase or redeem any of its stock.

For additional information regarding the Bank MOU and the Company MOU, see "Item 1A, Risk Factors - The Company and the Bank are required to comply with the terms of separate memorandums of understanding issued by their respective regulators and lack of compliance could result in additional regulatory actions.

(10) RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued a statement on fair value measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This statement expands other accounting pronouncements that require or permit fair value measurements. This statement was to become effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued a staff position, which delayed the effective date of the September 2006 statement on fair value measurements for certain nonfinancial assets and nonfinancial liabilities, to fiscal years beginning after November 15, 2008, and interim periods within those years.
The delay was intended to allow additional time to consider the effect of various implementation issues that arose, or that may arise, from the application of the guidance. The Company elected to apply the deferral provisions in the February 2008 staff position and therefore only partially adopted the provisions of the September 2006 statement on fair value measurements on October 1, 2008. The Company's partial adoption of the September 2006 statement on fair value measurements on October 1, 2008 did not have a material impact on the Company's consolidated financial statements. The Company more fully adopted the provisions of the fair value guidance with respect to certain nonfinancial instruments on October 1, 2009 and this adoption did not have a material impact on the Company's consolidated financial statements. For further information, see Note 9 of the Notes to Condensed Consolidated Statements included herein.

In June 2008, the FASB issued a staff position on determining whether instruments granted in share-based payment transactions are participating securities. The guidance clarifies that all outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are required to be included in computing basic and diluted earnings (loss) per common share under the two-class method. This staff position was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of this staff position did not have a material impact on the Company's consolidated financial statements.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three and six months ended March 31, 2010. This analysis as well as other sections of this report contains certain "forward-looking statements."

Certain matters discussed in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact and often include the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Federal Reserve and our bank subsidiary by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; our compliance with regulatory enforcement actions, including regulatory memoranda of understandings ("MOUs") to which we are subject; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, the interpretation of regulatory capital or other rules and any changes in the rules applicable to institutions participating in the TARP Capital Purchase Program; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended September 30, 2009.

Any of the forward-looking statements that we make in this Form 10-Q and in the other public statements we make are based upon management's beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2010 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of us, and could negatively affect the Company's operations and stock price performance.


Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank. The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 22 branches (including its main office in Hoquiam). At March 31, 2010, the Company had total assets of $724.78 million and total shareholders' equity of $84.87 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank's operations.

The profitability of the Company's operations depends primarily on its net interest income after provision for loan losses. Net interest income is the difference between interest income, which is the income that the Company earns on interest-earning assets, comprised of primarily loans and investments, and interest expense, the amount the Company pays on its interest-bearing liabilities, which are primarily deposits and borrowings. Net interest income is affected by changes in the volume and mix of interest earning assets, interest earned on those assets, the volume and mix of interest bearing liabilities and interest paid on those interest bearing liabilities. Management strives to match the re-pricing characteristics of the interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.

The provision for loan losses is dependent on changes in the loan portfolio and management's assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions. The provision for loan losses reflects the amount that the Company believes is adequate to cover potential credit losses in its loan portfolio. Additionally, net income is affected by non-interest income and non-interest expenses. For the three and six month periods ended March 31, 2010, non-interest income consisted primarily of service charges and fees on deposit accounts, ATM transaction fees, gain on sale of loans, increase in the cash surrender value of life insurance, servicing income and other operating income. Non-interest income is reduced by net OTTI losses on investment securities. Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM related expenses, OREO expenses, postage and courier, professional fees, state and local taxes and deposit insurance premiums. Non-interest income and non-interest expenses are affected by the growth of our operations and growth in the number of loan and deposit accounts.

Results of operations may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

The Bank is a community-oriented bank which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on real estate mortgage loans. Lending activities have been focused primarily on the origination of loans secured by real estate, including an emphasis on residential construction loans, one- to four-family residential loans, multi-family loans, commercial real estate loans and land loans. The Bank originates adjustable-rate residential mortgage loans that do not qualify for sale in the secondary market. The Bank also originates commercial business loans.

Critical Accounting Policies and Estimates
The Company has identified several accounting policies that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level believed to be sufficient to provide for probable loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is based upon management's comprehensive analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, actual loss experience, current economic conditions, and detailed analysis of individual loans for which the full collectability may not be assured. The detailed analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The appropriate allowance for loan loss level is estimated based upon factors and trends identified by management at the time consolidated financial statements are prepared.

While the Company believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to significantly increase or decrease its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed elsewhere in this document. Although management believes the level of the allowance as of March 31, 2010 was adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, results of examinations by the Company's or the Bank's regulators or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company's financial condition and results of operations.

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

OTTIs (Other-Than-Temporary Impairments) in the Fair Value of Investment Securities. Unrealized losses on available for sale and held to maturity investment securities are evaluated at least quarterly to determine whether declines in value should be considered "other than temporary" and therefore be subject to immediate loss recognition through earnings for the portion related to credit losses. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is less than the recorded value primarily as a result of changes in interest rates, when there has not been significant deterioration in the financial condition of the issuer, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is less than the recorded value primarily as a result of current market conditions and not a result of deterioration in the financial condition of the issuer or the underlying collateral (in the case of mutual funds) and the Company has the intent and the ability to hold the security for a sufficient time to recover the recorded value. Other factors that may be considered in determining whether a decline in the value of either a debt or equity security is "other than temporary" include ratings by recognized rating agencies; capital strength and near-term prospects of the issuer, and recommendation of investment advisors or market analysts. Therefore, continued deterioration of current market conditions could result in additional impairment losses recognized within the Company's investment portfolio.

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

One of the circumstances evaluated when determining if an impairment test of goodwill is needed more frequently than annually is the extent and duration that the Company's market capitalization (total common shares outstanding multiplied by current stock price) is less than the total equity applicable to common shareholders. During the quarter ended March 31, 2009, the Company's market capitalization decreased to a level that required a goodwill impairment test prior to the annual test. Therefore, the Company engaged a third party firm to perform an interim test for goodwill impairment during the quarter ended March 31, 2009. The test concluded that recorded goodwill was not impaired. The Company updated the interim test for goodwill impairment internally during the quarter ended June 30, 2009 and concluded that recorded goodwill was not impaired. As of March 31, 2010, there have been no events or changes in the circumstances that would indicate a potential impairment to recorded goodwill. No assurance can be given, however, that the Company will not record an impairment loss on goodwill in the future.

Other Real Estate Owned and Other Repossessed Assets. Other real estate owned and other repossessed assets consist of properties or assets acquired through or by deed in lieu of foreclosure, and are recorded initially at the fair value of the properties less estimated costs of disposal. Costs relating to the development and improvement of the properties or assets are capitalized while costs relating to holding the properties or assets are expensed. Valuations are periodically performed by management, and a charge to earnings is recorded if the recorded value of a property exceeds its estimated net realizable value.


Comparison of Financial Condition at March 31, 2010 and September 30, 2009

The Company's total assets increased by $23.10 million, or 3.3%, to $724.78 million at March 31, 2010 from $701.68 million at September 30, 2009. The increase was primarily attributable to an increase in cash equivalents and short-term CDs held for investment.

Net loans receivable decreased by $8.56 million, or 1.6%, to $538.65 million at March 31, 2010 as compared to $547.21 million at September 30, 2009. The decrease was primarily due to a significant decrease in construction and land development loan balances and an increase in the allowance for loan losses during the six months ended March 31, 2010, which were partially offset by an increase in commercial real estate loan balances, multi-family loan balances and commercial business loan balances.

Total deposits increased by $46.06 million, or 9.1%, to $551.72 million at March 31, 2010 from $505.66 million at September 30, 2009, primarily as a result of increases in N.O.W. checking account balances and CD account balances.

Shareholders' equity decreased by $2.33 million, or 2.7%, to $84.87 million at March 31, 2010 from $87.20 million at September 30, 2009. The decrease was primarily due to a net loss for the six months, which was partially offset by a reduction in the accumulated other comprehensive loss equity component, due to a reduction in unrealized losses on investment securities.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash Equivalents and CDs Held for Investment: Cash equivalents and CDs held for investment increased by $23.85 million, or 34.2%, to $93.57 million at March 31, 2010 from $69.71 million at September 30, 2009. The increase in cash equivalents and short-term CDs was primarily due to the Company's decision to increase its liquidity position for regulatory and asset-liability management purposes.

Mortgage-backed Securities and Other Investments: Mortgage-backed securities and other investments decreased by $2.35 million, or 11.4%, to $18.21 million at March 31, 2010 from $20.56 million at September 30, 2009. The decrease was primarily as a result of regular amortization and prepayments on mortgage-backed securities and OTTI charges recorded on private label residential mortgage-backed securities. The securities on which the OTTI charges were recognized were acquired from the in-kind redemption of the Bank's investment in the AMF family of mutual funds in June 2008. For additional information, see Note 3 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Loans: Net loans receivable decreased by $8.56 million, or 1.6% to $538.65 million at March 31, 2010 from $547.21 million at September 30, 2009. The decrease in the portfolio was primarily a result of a $26.32 million decrease in construction loan balances (net of undisbursed portion of construction loans in process), a $2.79 million decrease in consumer loan balances, a $1.79 million decrease in land loan balances and a $2.52 million increase in the allowance for loan losses. These decreases to net loans receivable were partially offset by a $9.97 million increase in commercial real estate loan balances, a $7.60 million increase in multi-family loan balances, a $4.40 million increase in commercial business loan balances and a $2.74 million increase in one-to-four family loan balances. The decrease in the construction and land loan balances was primarily due to loan payoffs and changes in the Bank's underwriting standards for these types of loans, which has decreased the level of construction and land loan originations.

Loan originations decreased to $96.69 million for the six months ended March 31, 2010 from $142.22 million for the six months ended March 31, 2009 primarily due to a decrease in the demand for single family home loan refinances. The Bank continued to sell longer-term fixed rate loans for asset liability management purposes and to generate non-interest income. The Bank sold fixed rate one- to four-family mortgage loans totaling $32.32 million for the six months ended March 31, 2010 compared to $71.26 million for the six months ended March 31, 2009.

For additional information, see Note 5 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Premises and Equipment: Premises and equipment decreased by $295,000, or 1.6%, to $17.75 million at March 31, 2010 from $18.05 million at September 30, 2009. The decrease was primarily a result of depreciation.

Other Real Estate Owned ("OREO"): OREO and other repossessed assets increased by $5.29 million, or 64.7%, to $13.48 million at March 31, 2010 from $8.19 million at September 30, 2009. At March 31, 2010, OREO consisted of 29 individual properties and three other repossessed assets representing 25 relationships. The properties consisted of two condominium projects totaling $4.21 million, three land development projects totaling $4.19 million, 12 single family homes totaling $3.54 million, two commercial real estate properties totaling $951,000 and ten land parcels totaling $512,000.

Goodwill and CDI: The value of goodwill at $5.65 million at March 31, 2010 remained unchanged from September 30, 2009. The amortized value of the CDI decreased to $659,000 at March 31, 2010 from $755,000 at September 30, 2009. The decrease was attributable to scheduled amortization of the CDI.

Deposits: Deposits increased by $46.06 million, or 9.1%, to $551.72 million at March 31, 2010 from $505.66 million at September 30, 2009. The increase was primarily a result of a $23.76 million increase in N.O.W. checking account balances, a $21.30 million increase in CD account balances and a $6.19 million increase in savings account balances. These increases were partially offset by a $4.76 million decrease in money market account balances. The increase in N.O.W. account balances was primarily a result of the Bank's checking account promotions. The increase in CD account balances was primarily a result increased demand for CD accounts by customers in the Bank's market areas. The Bank experienced deposit inflows due to a number of customers transferring funds from other financial institutions during the six months ended March 31, 2010.

FHLB Advances and Other Borrowings: FHLB advances and other borrowings (including repurchase agreements) decreased by $20.33 million, or 19.2%, to $85.45 million at March 31, 2010 from $105.78 million at September 30, 2009 as the Bank used a portion of its liquid assets to repay maturing FHLB advances. For additional information, see "Borrowing Maturity Schedule" set forth below.

Shareholders' Equity: Total shareholders' equity decreased by $2.33 million, or 2.7%, to $84.87 million at March 31, 2010 from $87.20 million at September 30, 2009. The decrease was primarily due to a $2.95 million net loss and the payment of $699,000 in dividends to common and preferred shareholders and was partially offset by a $1.15 million reduction in the accumulated other comprehensive loss equity component, due to a reduction in unrealized losses on investment securities.

Non-performing Assets: Non-performing assets consist of non-accrual loans, non-accrual investment securities, and OREO and other repossessed assets. At March 31, 2010, five loans totaling $5.22 million were 90 days or more past due and still accruing interest. At September 30, 2009, five loans totaling $796,000 were 90 days or more past due and still accruing interest. Non-performing assets to total assets increased to 5.95% at March 31, 2010 from 5.41% at September 30, 2009, as OREO and other repossessed assets increased by $5.29 million and non-accrual investment securities increased by $2.79 million. Partially offsetting these increases to non-performing assets was a $2.94 million decrease in non-accrual loans.

Total non-performing loans of $26.35 million at March 31, 2010 were comprised of 65 loans and 43 credit relationships. Included in these non-performing loans at March 31, 2010 were:

     * 27 land loans totaling $7.78 million (of which the largest had a balance of $844,000)
     * Six land development loans totaling $6.64 million (of which the largest had a balance of $2.34 million)
     * Four commercial real estate loans totaling $3.47 million (of which the largest had a balance of $2.84 million)
     * 12 single family home loans totaling $2.69 million (of which the largest had a balance of $756,000)
     * Six single family speculative loans totaling $2.45 million (of which the largest had a balance of $775,000)
     * Two condominium construction loans totaling $2.13 million (of which the largest had a balance of $1.80 million)
     * Two one-to-four family owner/builder construction loans totaling $991,000 (of which the largest had a balance of $800,000)
     *  One commercial business loan with a balance of $78,000
     *  Three home equity loans totaling $70,000
     *  Two consumer loans totaling $63,000

The Company had net charge-offs totaling $5.28 million for the six months ended March 31, 2010 compared to $2.37 million for the six months ended March 31, 2009. The charge-offs during the six months ended March 31, 2010 were primarily associated with construction loans and land loans. In recognition of a real estate market that reflected lower valuations during the period net charge-offs consisted of the following:
     *  $1.55 million on three condominium construction loans
     *  $1.22 million on three commercial real estate loans
     *  $1.12 million on 17 land loans
     *  $488,000 on four land development loans
     *  $414,000 on three single family construction loans
     *  $266,000 on six single family speculative construction loans
     *  $164,000 on six home equity loans
     *  $46,000 on four single family home loans
     *  $11,000 on three consumer loans

For additional information, see Note 5 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Deposit Breakdown
-----------------
The following table sets forth the composition of the Bank's deposit balances.

                                              At                   At
                                        March 31, 2010     September 30, 2009
                                        --------------     ------------------
                                                  (In thousands)

Non-interest bearing                      $ 49,870             $ 50,295
N.O.W. checking                            141,119              117,357
Savings                                     64,800               58,609
Money market accounts                       57,716               62,478
CDs under $100                             144,957              135,242
CDs $100 and over                           89,262               77,926
CDs - brokered                               4,000                3,754
                                          --------             --------
Total deposits                            $551,724             $505,661
                                          ========             ========


Borrowing Maturity Schedule
---------------------------
The Bank has short- and long-term borrowing lines with the FHLB of Seattle with total credit on the lines equal to 30% of the Bank's total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. FHLB advances consisted of the following:
                                     At March 31,           At September 30,
                                         2010                     2009
                                  Amount     Percent       Amount     Percent
                                  ------------------       ------------------
                                            (Dollars in thousands)

Short-term                        $   - -       - -%       $   - -       - -%
Long-term                          75,000     100.0         95,000     100.0
                                  -------     -----        -------     -----

Total FHLB advances               $75,000     100.0%       $95,000     100.0%
                                  =======     =====        =======     =====

The long-term borrowings mature at various dates through September 2017 and
bear interest at rates ranging from 3.49% to 4.66%.   The weighted average
interest rate on FHLB borrowings at March 31, 2010 was 4.03%. Principal reduction amounts due for future years ending September 30 are as follows (in thousands):

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

The Bank also maintains a short-term borrowing line with the Federal Reserve Bank of San Francisco with total credit based on eligible collateral. As of March 31, 2010, the Bank had a borrowing line capacity of $11.44 million of which, one note in the amount of $10.00 million was outstanding. The borrowing matured on April 1, 2010 and had an interest rate of 0.75%. As of September 30, 2009 the Bank had $10.00 million outstanding on the borrowing line with the Federal Reserve Bank of San Francisco.

The Bank has also been approved for a $10.00 million overnight borrowing line with Pacific Coast Bankers Bank ("PCBB"). The borrowing line may be reduced or withdrawn at any time and must be collateralized. As of March 31, 2010 and September 30, 2009, the Bank did not have any outstanding advances on this borrowing line. As of March 31, 2010 and September 30, 2009, the Bank did not have any collateral pledged for this borrowing line.

Comparison of Operating Results for the Three and Six Months Ended March 31, 2010 and 2009 The Company reported a net loss of $(3.18 million) for the quarter ended March 31, 2010 compared to a net loss of $ (1.39 million) for the quarter ended March 31, 2009. Net loss to common shareholders after adjusting for the preferred stock dividend and the preferred stock discount accretion was $(3.44 million) for the quarter ended March 31, 2010 compared to a net loss of $(1.60 million) for the quarter ended March 31, 2009. The increased loss was primarily a result of decreased non-interest income and increased non-interest expenses. Diluted loss per common share was $(0.51) for the quarter ended March 31, 2010 compared to a loss of $(0.24) for the quarter ended March 31, 2009.

The Company reported a net loss of $(2.95 million) for the six months ended March 31, 2010 compared to a net loss of $ (1.03 million) for the six months ended March 31, 2009. Net loss to common shareholders after adjusting for the preferred stock dividend and the preferred stock discount accretion was $(3.47 million) for the six months ended March 31, 2010 compared to a net loss of $(1.26 million) for the six months ended March 31, 2009. The increased loss was primarily a result of increased provisions for loan losses, decreased non-interest income and increased non-interest expenses. Diluted loss per common share was $(0.52) for the six months ended March 31, 2010 compared to a loss of $(0.19) for the six months ended March 31, 2009.

A more detailed explanation of the income statement categories is presented below.

Net Loss: The net loss for the quarter ended March 31, 2010 increased by $1.79 million, or 128.1%, to $(3.18 million) from a net loss of $(1.39 million) for the quarter ended March 31, 2009. Net loss to common shareholders after adjusting for preferred stock dividends of $208,000 and preferred stock discount accretion of $52,000 was a loss of $(3.44 million), or $(0.51) per diluted common share for the quarter ended March 31,

2010, compared to a net loss of $(1.60 million), or $(0.24) per diluted common share for the quarter ended March 31, 2009.

The $0.27 increase in diluted loss per common share was primarily the result of a $1.48 million ($978,000 net of income tax - $0.15 per diluted common share) decrease in non-interest income and a $1.25 million ($825,000 net of income tax - $0.12 per diluted common share) increase in non-interest expense.

The net loss for the six months ended March 31, 2010 increased by $1.92 million, or 186.5%, to $(2.95 million) from a net loss of $(1.03 million) for the six months ended March 31, 2009. Net loss to common shareholders after adjusting for preferred stock dividends of $416,000 and preferred stock discount accretion of $103,000 was a loss of $(3.47 million), or $(0.52) per diluted common share for the six months ended March 31, 2010, compared to a net loss of $(1.26 million), or $(0.19) per diluted common share for the six months ended March 31, 2009.

The $0.33 increase in diluted loss per common share for the six months ended March 31, 2010 was primarily the result of a $1.30 million ($861,000 net of income tax - $0.13 per diluted common share) increase in the provision for loan losses, a $1.21 million ($801,000 net of income tax - $0.12 per diluted common share) increase in non-interest expense, a $419,000 ($277,000 net of income tax - $0.04 per diluted common share) decrease in non-interest income and a $292,000 increase in preferred stock dividends and preferred stock accretion which increased the net loss to common shareholders by approximately $0.04 per diluted common share.

Net Interest Income:   Net interest income increased by $29,000, or 0.5%, to
$6.45 million for the quarter ended March 31, 2010 from $6.42 million for the quarter ended March 31, 2009. The increase in net interest income was primarily attributable to an increased level of average interest earning assets which was partially offset by margin compression due to an increased level of relatively low yielding cash equivalents and other liquid assets.

Total interest and dividend income decreased by $644,000 or 6.6%, to $9.16 million for the quarter ended March 31, 2010 from $9.80 million for the quarter ended March 31, 2009 as the yield on interest earning assets decreased to 5.59% from 6.20%. The decrease in the weighted average yield on interest earning assets was primarily a result of an increase in the amount of lower yielding cash equivalents and other liquid assets and an increase in the amount of loans on non-accrual status. Total average interest earning assets increased by $22.88 million to $655.36 million for the quarter ended March 31, 2010 from $632.48 million for quarter ended March 31, 2009. Total interest expense decreased by $673,000, or 19.9%, to $2.71 million for the quarter ended March 31, 2010 from $3.38 million for the quarter ended March 31, 2009 as the average rate paid on interest bearing liabilities decreased to 1.88% for the quarter ended March 31, 2010 from 2.58% for the quarter ended March 31, 2009. The decrease in funding costs was primarily a result of a decrease in overall market rates and a decrease in the level of average FHLB advances. Total average interest bearing liabilities increased by $40.03 million to $572.71 million for the quarter ended March 31, 2010 from $532.68 million for the quarter ended March 31, 2009. The net interest margin decreased to 3.93% for the quarter ended March 31, 2010 from 4.06% for the quarter ended March 31, 2009. The margin compression was primarily attributable to the reversal of interest income on loans placed on non-accrual status during the quarter ended March 31, 2010 and an increased level of liquid assets with lower yields. The reversal of interest income on loans placed on non-accrual status during the quarter ended March 31, 2010 reduced the net interest margin by approximately 10 basis points.

Net interest income decreased by $43,000, or 0.3%, to $12.84 million for the six months ended March 31, 2010 from $12.88 million for the six months ended March 31, 2009. The decrease in net interest income was primarily attributable to an increased level of non-accrual loans and an increased level of relatively low yielding cash equivalents and other liquid assets.

Total interest and dividend income decreased by $1.33 million or 6.7%, to $18.50 million for the six months ended March 31, 2010 from $19.83 million for the six months ended March 31, 2009 as the yield on interest earning assets decreased to 5.67% from 6.35%. The decrease in the weighted average yield on interest earning assets was primarily a result of an increase in the amount of lower yielding cash equivalents and other liquid assets and an increase in the amount of loans on non-accrual status. Total average interest earning assets increased by $27.12 million to $652.02 million for the six months ended March 31, 2010 from $624.90 million for the six months ended March 31, 2009. Total interest expense decreased by $1.28 million, or 18.5%, to $5.66 million for the six months ended March 31, 2010 from $6.95 million for the six months ended March 31, 2009 as the average rate paid on interest bearing liabilities decreased to 2.00% for the six months ended March 31, 2010 from 2.62% for the six months ended March 31, 2009. The decrease in funding costs was primarily a result of a decrease in overall market rates and a decrease in the level of average FHLB advances. Total average interest bearing liabilities increased by $34.72 million to $566.51 million for the six months ended March 31, 2010 from $531.78 million for the six months ended March 31, 2009. The net interest margin decreased to 3.94% for the six months ended March 31, 2010 from 4.12% for the six months ended March 31, 2009. The margin compression was primarily attributable to the reversal of interest income on loans placed on non-accrual status during the six months ended March 31, 2010 and an increased level of liquid assets with lower yields. The reversal of interest income on loans placed on non-accrual status during the six months ended March 31, 2010 reduced the net interest margin by approximately 16 basis points.

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




                                   Three months ended March 31, 2010      Six months ended March 31, 2010
                                         compared to three months               compared to six months
                                          ended March 31, 2009                 ended March 31, 2009
                                          increase (decrease)                   increase (decrease)
                                                due to                                due to
                                                ------                                ------
                                      Rate     Volume    Net Change          Rate     Volume     Net Change
                                     ------    ------    ----------         ------    ------     ---------
                                                                 (In thousands)
Interest-earning assets:
  Loans receivable (1)               $(478)    $(109)     $(587)           $  (925)    $(167)     $(1,092)
  Mortgage-backed
   securities and
   other investments                    15      (123)      (108)               (60)     (244)        (304)
  FHLB stock and
   equity securities                    --        --        - -                 (1)       --           (1)
  Federal funds sold                    (2)       (3)        (5)               (14)      (14)         (28)
  Interest-bearing
   deposits                              5        51         56                 (4)      102           98
                                     -----     -----      -----            -------     -----      -------
  Total net decrease
   in income on interest-
   earning assets                     (460)     (184)      (644)            (1,004)     (323)      (1,327)
                                     -----     -----      -----             -------     -----      -------

Interest-bearing liabilities:
  Savings accounts                       1        15         16                  2        22           24
  NOW accounts                          98       126        224                187       223          410





  Money market accounts                (76)        8        (68)              (196)       21         (175)
  Certificate accounts                (651)       52       (599)            (1,184)       79       (1,105)
  Short-term borrowings                 --         2          2                 --         2            2
  Long-term borrowings                 (25)     (223)      (248)               (62)     (378)        (440)
                                     -----     -----      -----            -------     -----      -------

Total net decrease
 in expense on interest-
 bearing liabilities                  (653)      (20)      (673)            (1,253)      (31)      (1,284)
                                     -----     -----      -----            -------     -----      -------
Net increase (decrease) in
 net interest income                 $ 193     $(164)     $  29            $   249     $(292)     $   (43)
                                     =====     =====      =====            =======     =====      =======

(1) Excludes interest on loans on non-accrual status.  Includes loans originated for sale.




Provision for Loan Losses: The provision for loan losses increased $19,000, or 0.4%, to $5.20 million for the quarter ended March 31, 2010 from $5.18 million for the quarter ended March 31, 2009. The provision for loan losses increased $1.30 million, or 20.1%, to $7.80 million for the six months ended March 31, 2010 from $6.49 million for the six months ended March 31, 2009. The increased provisions for the three and six months ended March 31, 2010 were primarily as a result of an increase in the level of net charge-offs, an increase in the level of potential principal impairment on non-performing loans, and uncertainties in real estate values in certain market areas of the Pacific Northwest.

The Bank has established a comprehensive methodology for determining the provision for loan losses. On a quarterly basis the Bank performs an analysis that considers pertinent factors underlying the quality of the loan portfolio. The factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses. Management's analysis for the three and six months ended March 31, 2010, also placed greater emphasis on the Bank's construction and land development loan portfolio and the effect of various factors such as geographic and loan type concentrations. Based on its comprehensive analysis, management believes the allowance for loan losses of $16.69 million at March 31, 2010 (3.00% of loans receivable and loans held for sale and 63.3% of non-performing loans) is adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. The aggregate principal impairment amount determined at March 31, 2010 was $5.54 million. The allowance for loan losses was $12.05 million (2.13% of loans receivable and 60.6% of non-performing loans) at March 31, 2009. The Company had net charge-offs of $5.28 million during the six months ended March 31, 2010 and net charge-offs of $2.37 million for the six months ended March 31, 2009.

Non-accrual and 90 day past due loans increased $1.48 million to $31.57 million at March 31, 2010 from $30.01 million at September 30, 2009. Non-accrual loans were comprised of 65 loans and 43 credit relationships. For additional information, see the section entitled "Non-performing Assets" included herein.

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

Non-interest Income: Total non-interest income decreased $1.48 million, or 77.5%, to $430,000 for the quarter ended March 31, 2010 from $1.91 million for the quarter ended March 31, 2009. Excluding net OTTI losses on investment securities, non-interest income decreased $890,000, or 30.9% to $1.99 million for the quarter ended March 31, 2010 from $2.88 million for the quarter ended March 31, 2009. This decrease was primarily a result of a $722,000 decrease in gains on sale of loans and a $141,000 decrease in BOLI income. The decreased income from loan sales was primarily a result of a decrease in the dollar value of residential mortgage loans sold in the secondary market during the three months ended March 31, 2010. The sale of fixed rate one-to four-family mortgage loans totaled $13.47 million for the three months ended March 31, 2010 compared to $61.02 million for the three months ended March 31, 2009. The higher loan sales during the three months ended March 31, 2009 was primarily due to increased refinancing activity that was attributable to lower interest rates for 30-year fixed rates loans. The higher BOLI income for the three months ended March 31, 2009 was primarily due to a $134,000 non-recurring gain associated with transferring a portion of the BOLI portfolio to a new insurance company.

The net OTTI loss on investment securities increased $592,000, or 61.4%, to $1.56 million for the quarter ended March 31, 2010 from $964,000 for the quarter ended March 31, 2009. The increased OTTI loss was primarily the result of using an updated third party model that incorporated harsher assumptions to evaluate the projected cash flows on certain private label mortgage-backed securities in the Bank's investment portfolio and additional deterioration in the underlying loans supporting the securities.

Total non-interest income decreased by $419,000, or 14.9%, to $2.40 million for the six months ended March 31, 2010 from $2.82 million for the six months ended March 31, 2009. Excluding net OTTI losses on investment securities, non-interest income decreased by $677,000, or 13.7% to $4.28 million for the six months ended March 31, 2010 from $4.95 million for the six months ended March 31, 2009. This decrease was primarily a result of a $554,000 decrease in gains on sale of loans and a $129,000 decrease in BOLI income. The decreased income from loan sales was primarily a result of a decrease in the dollar value of residential mortgage loans sold in the secondary market during the six months ended March 31, 2010. The sale of fixed rate one-to four-family mortgage loans totaled $32.32 million for the six months ended March 31, 2010 compared to $71.56 million for the six months ended March 31, 2009. The higher loan sales during the six months ended March 31, 2009 was primarily due to increased refinancing activity that was attributable to lower interest rates for 30-year fixed rates loans. The higher BOLI income for the six months ended March 31, 2009 was primarily due to a $134,000 non-recurring gain associated with transferring a portion of the BOLI portfolio to a new insurance company.

The net OTTI loss on investment securities decreased $258,000, or 12.1% to $1.88 million for the six months ended March 31, 2010 from $2.13 million for the six months ended March 31, 2009.

Non-interest Expense: Total non-interest expense increased by $1.25 million, or 23.0%, to $6.69 million for the quarter ended March 31, 2010 from $5.44 million for the quarter ended March 31, 2009. This increase was primarily a result of a $707,000 increase in FDIC insurance expense, a $245,000 increase in OREO and other repossessed items expense, a $95,000 increase in salaries and employee benefits expense and an $89,000 increase in the Company's general liability insurance expense. The increase in FDIC insurance expense was primarily due to increased assessment rates and a $503,000 non-recurring accrual adjustment. Without the non-recurring adjustment the FDIC insurance expense would have been $303,000 for the three months ended March 31, 2010 compared to $99,000 for the three months ended March 31, 2009. Management concluded, after performing an analysis, that an adjustment to reported results for prior periods was not necessary for the non-recurring accrual adjustment. The increase in OREO related expenses was primarily a result of valuation write-downs based on updated appraisals received for several Bank owned properties.

Total non-interest expense increased by $1.21 million, or 11.1%, to $12.19 million for the six months ended March 31, 2010 from $10.98 million for the six months ended March 31, 2009. This increase was primarily a result of an $819,000 increase in FDIC insurance expense, a $235,000 increase in OREO and other repossessed items expense and an $88,000 increase in the Company's general liability insurance expense. The increase in FDIC insurance expense was primarily due to increased assessment rates and a non-recurring accrual adjustment which increased the expense for the six months ended March 31, 2010 by $400,000. Without the non-recurring adjustment the FDIC insurance expense would have been $605,000 for the six months ended March 31, 2010 compared to $186,000 for the six months ended March 31, 2009. The increase in OREO related expenses was primarily a result of valuation write-downs based on updated appraisals received for several Bank owned properties.

Provision (Benefit) for Income Taxes: The benefit for income taxes increased $937,000 to $1.83 million for the quarter ended March 31, 2010 from a net benefit of $896,000 for the quarter ended March 31, 2009 primarily as a result of an increased loss before taxes. The Company's effective tax (benefit) rate was (36.58%) for the quarter ended March 31, 2010 and (39.14%) for the quarter ended March 31, 2009.

The benefit for income taxes increased by $1.06 million to $1.80 million for the six months ended March 31, 2010 from a net benefit of $739,000 for the six months ended March 31, 2009 primarily as a result of an increased loss before taxes. The Company's effective tax (benefit) rate was (37.80%) for the six months ended March 31, 2010 and (41.75%) for the six months ended March 31, 2009.

The change in the effective tax (benefit) rate is primarily due to the loss before taxes and the non-taxable BOLI earnings which increases the effective tax benefit in periods with a loss before taxes.

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

An analysis of liquidity should include a review of the Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2010. The Condensed Consolidated Statement of Cash Flows includes operating, investing and financing categories. Operating activities include net loss, which is adjusted for non-cash items, and increases or decreases in cash due to changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchases of securities, and the net change in loans. Financing activities present the cash flows associated with the Company's deposit accounts, other borrowings and stock related transactions.

The Company's total cash equivalents increased by $9.00 million, or 13.5% to $75.46 million at March 31, 2010 from $66.46 million at September 30, 2009. The increase in liquid assets was primarily reflected in an increase in interest bearing deposits in other banks.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2010, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 16.26%. The Bank maintained an uncommitted credit facility with the FHLB of Seattle that provided for immediately available advances up to an aggregate amount equal to 30% of total assets, limited by available collateral, under which $75.00 million was outstanding and $98.91 million was available for additional borrowings at March 31, 2010. The Bank also maintains a short-term borrowing line with the Federal Reserve Bank with total credit based on eligible collateral. At March 31, 2010, the Bank had $10.00 million outstanding on this borrowing line. The Bank has also been approved for a $10.00 million overnight borrowing line with PCBB, which must be collateralized. At March 31, 2010, the Bank had not pledged any collateral for this borrowing line and there was no outstanding balance.

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

The Bank's primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, land loans, consumer loans, and commercial business loans. At March 31, 2010, the Bank had loan commitments totaling $42.49 million and undisbursed loans in process totaling $18.82 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. CDs that are scheduled to mature in less than one year from March 31, 2010 totaled $191.77 million. Historically, the Bank has been able to retain a significant amount of its non-brokered certificates of deposit as they mature. At March 31, 2010, the Bank's brokered deposits consisted of $4.00 million in reciprocal brokered certificate of deposit accounts exchanged through the Certificate of Deposits Account Registry Service ("CDARS") program.

Capital Resources
-----------------
Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 4.0% to 5.0%, (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. The Bank is currently required to maintain a well capitalized status and a Tier 1 leverage capital ratio of at least 10.0% under terms of a Memorandum of Understanding with the FDIC and the Washington Department of Financial Institutions, Division of Banks (the "Bank MOU"). For additional information regarding the Bank MOU,
see "Item 1A, Risk Factors   The Company and the Bank are required to comply
with the terms of separate memoranda of understanding issued by their respective regulators and lack of compliance could result in additional regulatory actions."

At March 31, 2010, the Bank was in compliance with all applicable capital requirements.

The following table compares the Company's and the Bank's actual capital amounts at March 31, 2010 to its minimum regulatory capital requirements at that date (dollars in thousands):

                                                             To Be Well
                                                             Capitalized
                                          Capital            Under Prompt
                                          Adequacy           Corrective Action
                        Actual            Purposes           Provisions
                        --------------    --------------     --------------
                        Amount   Ratio    Amount   Ratio     Amount   Ratio
                        ------   -----    ------   -----     ------   -----

Tier 1 leverage capital:
  Consolidated         $79,605  11.27%   $28,244   4.00%       N/A      N/A
  Timberland Bank (1)   69,952  10.02     69,798  10.00     $69,798   10.00%

Tier 1 risk adjusted capital:
  Consolidated          79,605  14.04     22,687   4.00        N/A      N/A
  Timberland Bank (1)   69,952  12.37     33,916   6.00      33,916    6.00

Total risk  based capital
  Consolidated          86,813  15.31     45,373   8.00        N/A      N/A
  Timberland Bank (1)   77,147  13.65     56,527  10.00      56,527   10.00

--------------
(1) Reflects the higher Tier 1 leverage capital ratio that the Bank is required to comply with under terms of the Bank MOU with the FDIC and the Division. Also reflects that the Bank is required to maintain Tier 1 risk adjusted capital ratio and Total risk-based capital ratio at or above the "well capitalized" thresholds under the terms of the Bank MOU.

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                          KEY FINANCIAL RATIOS AND DATA
                  (Dollars in thousands, except per share data)

                                   Three Months Ended      Six Months Ended
                                         March 31,              March 31,
                                     2010        2009       2010        2009
                                     ----------------       ----------------
PERFORMANCE RATIOS:
Loss on average assets (1)          (1.78%)     (0.82%)    (0.84%)    (0.31%)
Loss on average equity (1)         (14.56%)     (6.10%)    (6.75%)    (2.46%)
Net interest margin (1)              3.93%       4.06%      3.94%      4.12%
Efficiency ratio                    97.32%      65.34%     80.01%     69.93%

                                              At              At           At
                                        March 31,   September 30,    March 31,
                                            2010            2009         2009
                                        -------------------------------------
ASSET QUALITY RATIOS:
Non-performing loans                     $26,351         $29,287      $19,867
Non-performing investment securities       3,262             477          310
OREO & other repossessed assets           13,477           8,185        2,827
                                         -------         -------      -------
Total non-performing assets (2)          $43,090         $37,949      $23,004
                                         =======         =======      =======

Non-performing assets to total assets
 (2)                                        5.95%           5.41%        3.32%
Allowance for loan losses to
 non-performing loans                         63%             48%          61%
Allowance for loan losses to total loans    3.00%           2.52%        2.13%
Troubled debt restructured loans (3)     $18,623         $ 9,492      $   - -
Past due 90 days and still accruing      $ 5,216         $   796      $   - -

Book Values:
Book value per common share              $  9.82         $ 10.17      $ 10.18
Less: goodwill and core deposit
 intangible                              $  0.89         $  0.91      $  0.92
                                         -------         -------      -------
Tangible book value per common share (4) $  8.93         $  9.26      $  9.26

-------------
(1)  Annualized
(2) Non-performing assets include non-accrual loans, non-accrual investment securities, other real estate owned and other repossessed assets
(3) At March 31, 2010, $10,265 of the $18,623 in troubled debt restructured loans were on non-accrual status and included in total non-performing loans. At September 30, 2009 all troubled debt restructured loans were on non-accrual status and included in total non-performing loans.
(4) Calculation subtracts goodwill and core deposit intangible from the equity component

                                   Three Months Ended      Six Months Ended
                                         March 31,              March 31,
                                     2010        2009       2010        2009
                                     ----------------       ----------------
AVERAGE BALANCE SHEET:
---------------------
Average total loans                $562,335    $568,981   $561,851    $566,858
Average total interest earning
 assets (1)                         655,357     632,479    652,020     624,898
Average total assets                712,205     678,750    706,827     671,001
Average total interest bearing
 deposits                           496,148     434,896    485,406     432,657
Average FHLB advances & other
 borrowings                          76,561      97,786     81,099      99,124
Average shareholders' equity         87,333      91,368     87,547      83,951

---------------
(1) Includes loans on non-accrual status

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There were no material changes in information concerning market risk from the information provided in the Company's Form 10-K for the fiscal year ended September 30, 2009.


Item 4T.  Controls and Procedures
---------------------------------

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange
     Act) that occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.


PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings
---------------------------
Neither the Company nor the Bank is a party to any material legal proceedings at this time. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 1A.   Risk Factors
Listed below are updates to the risk factors provided in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2009 ("2009 Form 10-K"). These updates should be read in conjunction with the 2009 Form 10-K.


The Company and the Bank are required to comply with the terms of separate memorandums of understanding issued by their respective regulators and lack of compliance could result in additional regulatory actions.

     As previously disclosed in the 2009 Form 10-K, in December 2009, the Federal Deposit Insurance Corporation ("FDIC") and the Washington State Department of Financial Institutions, Division of Banks ("Division") determined that the Bank required supervisory attention and on December 29, 2009 entered into an agreement on a Memorandum of Understanding with the Bank (the "Bank MOU"). Under that agreement, the Bank must among other things, maintain Tier 1 Capital of not less than 10.0% of the Bank's adjusted total assets and maintain capital ratios above "well capitalized" thresholds as defined under FDIC Rules and Regulations; obtain the prior consent from the FDIC and Division prior to the Bank declaring a dividend to its holding company; and not engage in any transactions that would materially change the Bank's balance sheet composition including growth in total assets of five percent or more or significant changes in funding sources, such as by increasing brokered deposits, without the prior non-objection of the FDIC.

     In addition on February 1, 2010, the Federal Reserve Bank of San Francisco ("FRB") determined that the Company required additional supervisory attention and entered into a Memorandum of Understanding with the Company (the "Company MOU"). Under the terms of the Company MOU, the Company, without prior written approval, or non-objection, of the FRB, may not:

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

     Following the effective date of the Company MOU, the Company is required to provide the FRB with progress reports regarding its compliance with the provisions of the Company MOU.

     The Bank MOU and the Company MOU will remain in effect until stayed, modified, terminated or suspended by the FDIC and the Division or FRB, as the case may be. If either the Company or the Bank was found not in compliance with their respective MOU, it could be subject to various remedies, including among others, the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to direct an increase in capital, to restrict growth, to remove officers and / or directors, and to assess civil monetary penalties. Management of the Company and the Bank have been taking action and implementing programs to comply with the requirements of the Company MOU and the Bank MOU, respectively. Compliance will be determined by the FDIC, Division and FRB. Any of these regulators may determine in their sole discretion that the issues raised by the Company MOU or the Bank MOU have not been addressed satisfactorily, or that any current or past actions, violations or deficiencies could be the subject of further regulatory enforcement actions. Such enforcement actions could involve penalties or further limitations on the Company's business and negatively affect its ability to implement its business plan, pay dividends on its common stock or the value of its common stock, as well as its financial condition and result of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------
     Not applicable

Item 3.   Defaults Upon Senior Securities
-----------------------------------------
None to be reported.

Item 4.   Removed and Reserved
------------------------------

Item 5.   Other Information
---------------------------
The Company's 2009 Annual Meeting of Shareholders was held on January 26, 2010 at the Hoquiam Timberland Library, 420 7th Street, Hoquiam, Washington. The results of the vote on the matters presented at the meeting are as follows:

The following individuals were elected as directors:
                                                                   Broker
                              For                 Withheld         Non-Votes
                       --------------------   -------------------  ---------
                                 Percentage            Percentage
                       No. of    of Votes     No. of   of Votes    No. of
                       Votes     Cast         Votes    Cast        Votes
                       ------    ----------   ------   ----------  ------
Michael R. Sand      2,877,958     97.20%     82,876     2.80%     2,221,986
(three-year term)

David A. Smith       2,885,218     97.45%     75,616     2.55%     2,221,986
(three-year term)

Larry D. Goldberg    2,857,255     96.50%    103,579     3.50%     2,221,986
(two-year term)

The following directors, who were not up for re-election at the Annual Meeting of Shareholders, will continue to serve as directors: Andrea M. Clinton, James C. Mason, Jon C. Parker, and Ronald A. Robbel.

The compensation of the Company's named executive officers submitted for advisory approval was approved by the following vote:

                    No. of Votes     Percentage
                    ---------------------------
For                 4,709,204           90.86%
Against               305,004            5.89%
Abstain               168,606            3.25%

McGladrey and Pullen, LLP was ratified as the Company's independent auditor by the following vote:

                    No. of Votes      Percentage
                    ----------------------------
For                 5,026,532           96.98%
Against                95,925            1.85%
Abstain                60,363            1.17%

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

         ---------------
        (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (333- 35817).
        (2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 23, 2008.
        (3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2002.
        (4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997; and to the Registrant's Current Report on Form 8-K dated April 13, 2007, and to the Registrant's Current Report on Form 8-K dated December 18, 2007.
        (5) Incorporated by reference to the Registrant's 1999 Annual Meeting Proxy Statement dated December 15, 1998.
        (6) Incorporated by reference to the Registrant's 2004 Annual Meeting Proxy Statement dated December 24, 2003.
        (7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2005.
        (8) Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 13, 2007.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Timberland Bancorp, Inc.

Date:    May 6, 2010              By: /s/ Michael R. Sand
                                      -------------------------
                                      Michael R. Sand
                                      Chief Executive Officer
                                      (Principal Executive Officer)



Date:   May 6, 2010               By: /s/ Dean J. Brydon
                                      -------------------------
                                      Dean J. Brydon
                                      Chief Financial Officer
                                      (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit No.
                             Description of Exhibit

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act