Form 10-Q
period 2010-06-30
TIMBERLAND BANCORP INC
filed 2010-08-06
CIK 1046050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2010

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

Large accelerated filer                  Accelerated Filer
                        -------                            -------
Non-accelerated filer                    Smaller reporting company   X
                        -------                                    -------

Indicate by check mark whether the registrant is a shell company (in Rule
12b-2 of the Exchange Act). Yes       No  X
                               -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                       SHARES OUTSTANDING AT July 31, 2010
            -----                       -----------------------------------
Common stock, $.01 par value                       7,045,036

                                     INDEX

                                                                        Page
                                                                        ----
PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets                         3

           Condensed Consolidated Statements of Operations               4-5

           Condensed Consolidated Statements of Shareholders' Equity     6

           Condensed Consolidated Statements of Cash Flows               7-8

           Condensed Consolidated Statements of Comprehensive Income
           (Loss)                                                        9

           Notes to Condensed Consolidated Financial Statements          10-27

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           27-45

   Item 3. Quantitative and Qualitative Disclosures about Market Risk    45

   Item 4T. Controls and Procedures                                      45

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings                                             45

   Item 1A. Risk Factors                                                 45-47

   Item 2.  Unregistered Sales of Equity Securities and Use of
            Proceeds                                                     48

   Item 3.  Defaults Upon Senior Securities                              48

   Item 4.  Removed and Reserved                                         48

   Item 5.   Other Information                                           48

   Item 6.   Exhibits                                                    48-49

SIGNATURES                                                               50

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------
                     TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      June 30, 2010 and September 30, 2009
                  (Dollars in thousands, except per share data)
                                                      June 30,   September 30,
                                                         2010            2009
                                                     ------------------------
Assets                                               (Unaudited)
Cash and cash equivalents:
  Cash and due from financial institutions           $ 11,748      $ 10,205
  Interest bearing deposits in other banks             83,507        56,257
                                                     ----------------------
  Total cash and cash equivalents                      95,255        66,462
                                                     ----------------------

Certificates of deposit ("CDs") held for investment,
 (at cost)                                             15,188         3,251
Mortgage-backed securities and other investments -
 held to maturity, at amortized cost                    5,604         7,087
 (fair value $5,387 and $6,215)
Mortgage-backed securities and other investments -
 available for sale                                    11,578        13,471
Federal Home Loan Bank of Seattle ("FHLB") stock        5,705         5,705
Loans receivable                                      542,577       560,750
Loans held for sale                                     1,454           630
Less: Allowance for loan losses                       (10,900)      (14,172)
                                                     ----------------------
    Net loans receivable                              533,131       547,208
                                                     ----------------------

Premises and equipment, net                            17,529        18,046
Other real estate owned ("OREO") and other
 repossessed assets                                    12,957         8,185
Accrued interest receivable                             2,709         2,805
Bank owned life insurance ("BOLI")                     13,278        12,918
Goodwill                                                5,650         5,650
Core deposit intangible ("CDI")                           612           755
Mortgage servicing rights ("MSRs"), net                 2,683         2,618
Prepaid Federal Deposit Insurance Corporation
 ("FDIC") insurance assessment                          3,569           - -
Other assets                                            6,970         7,515
                                                     ----------------------
    Total assets                                     $732,418      $701,676
                                                     ======================

Liabilities and shareholders' equity
Deposits: Demand, non-interest-bearing               $ 52,018      $ 50,295
Deposits: Interest-bearing                            515,967       455,366
                                                     ----------------------
    Total Deposits                                    567,985       505,661
                                                     ----------------------

FHLB advances                                          75,000        95,000
Federal Reserve Bank of San Francisco ("FRB")
 borrowings                                                --        10,000
Repurchase agreements                                     713           777
Other liabilities and accrued expenses                  3,041         3,039
                                                     ----------------------
    Total liabilities                                 646,739       614,477
                                                     ----------------------

Shareholders' equity
Preferred stock, $.01 par value; 1,000,000 shares
 authorized;                                           15,710        15,554
 16,641 shares, Series A, issued and outstanding
   Series A shares: $1,000 per share liquidation value
Common stock, $.01 par value; 50,000,000 shares
 authorized;                                           10,373        10,315
   7,045,036 shares issued and outstanding
Unearned shares - Employee Stock Ownership Plan
 ("ESOP")                                              (2,313)       (2,512)
Retained earnings                                      62,641        65,854
Accumulated other comprehensive loss                     (732)       (2,012)
                                                     ----------------------
    Total shareholders' equity                         85,679        87,199
                                                     ----------------------
    Total liabilities and shareholders' equity       $732,418      $701,676
                                                     ======================

      See notes to unaudited condensed consolidated financial statements

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three and nine months ended June 30, 2010 and 2009
                (Dollars in thousands, except per share amounts)
                                  (unaudited)






                                         Three Months         Nine Months
                                         Ended June 30,      Ended June 30,
                                       2010        2009     2010        2009
                                     -------------------   ------------------
Interest and dividend income
Loans receivable                     $ 8,764     $ 9,240   $26,661    $28,229
Mortgage-backed securities and other
 investments                             239         322       695      1,081
Dividends from mutual funds                9           9        27         29
Federal funds sold                       - -           8       - -         36
Interest bearing deposits in banks        90          32       218         62
                                     -------------------   ------------------
  Total interest and dividend income   9,102       9,611    27,601     29,437
                                     -------------------   ------------------

Interest expense
Deposits                               1,950       2,440     5,986      7,321
FHLB advances - long term                760         979     2,384      3,042
FRB borrowings and other borrowings        1         - -         3          1
                                     -------------------   ------------------
  Total interest expense               2,711       3,419     8,373     10,364
                                     -------------------   ------------------

  Net interest income                  6,391       6,192    19,228     19,073

Provision for loan losses                750       1,000     8,545      7,491
                                     -------------------   ------------------

  Net interest income after provision
   for loan losses                     5,641       5,192    10,683     11,582
                                     -------------------   ------------------

Non-interest income
Total new other than temporary
 impairment ("OTTI")on investment
 securities                              (81)       (853)     (688)    (2,987)
Adjustment for portion recorded as
 (transferred from) other
 comprehensive loss before taxes         (71)        756    (1,340)       756
                                     -------------------   ------------------
  Net OTTI loss on investment
   securities                           (152)        (97)   (2,028)    (2,231)

Realized loss on investment
 securities                              - -         (28)      (17)       (57)
Service charges on deposits            1,066       1,066     3,218      3,224
ATM transaction fees                     439         326     1,187        920
BOLI net earnings                        120         123       369        501
Gain on sale of loans, net               238       1,170       987      2,471
Servicing income on loans sold            32          20        86         76
Valuation recovery (allowance) on
 MSRs                                     22        (169)      - -       (169)
Fee income from non-deposit investment
 sales                                    17          24        52         68
Other                                    159         239       486        688
                                     -------------------   ------------------
  Total non-interest income            1,941       2,674     4,340      5,491
                                     -------------------   ------------------



      See notes to unaudited condensed consolidated financial statements

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OPERATIONS (continued)
             For the three and nine months ended June 30, 2010 and 2009
                   (Dollars in thousands, except per share amounts)
                                  (unaudited)



                                         Three Months         Nine Months
                                         Ended June 30,      Ended June 30,
                                       2010        2009     2010        2009
                                     ------------------    ------------------
Non-interest expense
Salaries and employee benefits       $ 3,117    $ 2,919    $ 9,019    $ 8,818
Premises and equipment                   717        719      2,120      2,079
Advertising                              235        252        626        672
OREO and other repossessed items
 expense, net                            373        391        767        552
ATM expenses                             164        162        490        448
Postage and courier                      130        203        400        448
Amortization of CDI                       48         54        143        163
State and local taxes                    159        152        453        449
Professional fees                        193        199        561        547
FDIC insurance                           317        400      1,323        586
Other                                    969        922      2,710      2,589
                                     ------------------    ------------------
  Total non-interest expense           6,422      6,373     18,612     17,351
                                     ------------------    ------------------

Income (loss) before income taxes      1,160      1,493     (3,589)      (278)

Provision (benefit) for income taxes     356        435     (1,439)      (305)
                                     ------------------    ------------------
  Net income (loss)                      804      1,058     (2,150)        27
                                     ==================    ==================

Preferred stock dividends accrued        208        210        624        437
Preferred stock discount accretion        53         79        156         79
                                     ------------------    ------------------

Net income (loss) to common
 shareholders:                       $   543    $   769    $(2,930)   $  (489)
                                     ==================    ==================

Income (loss) per common share:
  Basic                              $  0.08    $  0.12    $ (0.44)   $ (0.07)
  Diluted                            $  0.08    $  0.12    $ (0.44)   $ (0.07)

Weighted average shares outstanding:
  Basic                            6,715,410  6,645,229  6,713,103  6,609,915
  Diluted                          6,715,410  6,645,229  6,711,103  6,609,915


Dividends paid per common share:     $    --    $  0.11    $  0.04    $  0.33




     See notes to unaudited condensed consolidated financial statements

                               TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            For the year ended September 30, 2009 and the nine months ended June 30, 2010
                              (Dollars in thousands, except per share amounts)

                                                                                           Accumu-
                                                                                             lated
                                                                     Unearned                Other
                                               Preferred   Common      Shares              Compre-
                           Preferred    Common     Stock    Stock          to   Retained   hensive
                              Shares    Shares    Amount    Amount       ESOP   Earnings   Loss       Total
                              ------    ------   -------    ------  ---------   --------  ---------   -----
Balance, September 30, 2008      - -  6,967,579  $   - -    $8,672   $(2,776)    $69,406    $(461)  $74,841

Net loss                         - -        - -      - -       - -       - -        (242)     - -      (242)
Issuance of preferred stock
 with attached common stock
 warrants                     16,641        - -   15,425     1,158       - -         - -      - -    16,583
Accretion of preferred stock
 discount                        - -        - -      129       - -       - -        (129)     - -       - -
Issuance of MRDP(1) shares       - -     19,758      - -       - -       - -         - -      - -       - -
Exercise of stock options        - -     57,699      - -       392       - -         - -      - -       392
Cash dividends
 ($0.39 per common share)        - -        - -      - -       - -       - -      (2,736)     - -    (2,736)
 (5% preferred stock)            - -        - -      - -       - -       - -        (536)     - -      (536)
Earned ESOP shares               - -        - -      - -       (47)      264         - -      - -       217
MRDP compensation expense        - -        - -      - -       137       - -         - -      - -       137
Stock option compensation
 expense                         - -        - -      - -         3       - -         - -      - -         3
Cumulative effect of FASB
 guidance regarding
 recognition of OTTI             - -        - -      - -       - -       - -          91      (91)      - -
Unrealized holding gain on
 securities available for
 sale, net of tax                - -        - -      - -       - -       - -         - -       18        18
OTTI on securities
 held-to-maturity, net of tax    - -        - -      - -       - -       - -         - -   (1,478)   (1,478)
                              ------  ---------  -------   -------   -------     -------    -----   -------

Balance, September 30, 2009   16,641  7,045,036   15,554    10,315    (2,512)     65,854   (2,012)   87,199

(Unaudited)
Net loss                         - -        - -      - -        - -      - -      (2,150)     - -    (2,150)
Accretion of preferred stock
 discount                        - -        - -      156        - -      - -        (156)     - -       - -
Cash dividends
 ($0.04 per common share)       - -         - -      - -        - -      - -       (283)      - -      (283)
 (5% preferred stock)           - -         - -      - -        - -      - -       (624)      - -      (624)
Earned ESOP shares              - -         - -      - -        (76)     199        - -       - -       123
MRDP compensation expense       - -         - -      - -        130      - -        - -       - -       130
Stock option compensation
 expense                        - -         - -      - -          4      - -        - -       - -         4
Unrealized holding gain on
 securities available for
 sale, net of tax               - -         - -      - -        - -      - -        - -       384       384
Change in OTTI on securities
 held to maturity, net of tax   - -         - -      - -        - -      - -        - -       871       871
Accretion of OTTI on
 securities held to maturity,
 net of tax                     - -         - -      - -        - -      - -        - -        25        25
                             ------   ---------  -------    -------   -------   -------     -----   -------

Balance, June 30, 2010       16,641   7,045,036  $15,710    $10,373   $(2,313)  $62,641     $(732)  $85,679
                             ======   =========  =======    =======   =======   =======     =====   =======

(1) 1998 Management Recognition and Development Plan ("MRDP").

                      See notes to unaudited condensed consolidated financial statements


                      TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the nine months ended June 30, 2010 and 2009
                                 (In thousands)
                                  (unaudited)
                                                    Nine Months Ended June 30,
                                                          2010        2009
                                                      ----------------------
Cash flow from operating activities
Net income (loss)                                     $ (2,150)    $      27
Adjustments to reconcile net income (loss) to net
 cash proved by operating activities:
  Provision for loan losses                              8,545         7,491
  Depreciation                                             881           843
  Deferred federal income taxes                          1,466        (1,263)
  Amortization of CDI                                      143           163
  Earned ESOP shares                                       199           198
  MRDP compensation expense                                128           141
  Stock option compensation expense                          4             2
  Stock option tax effect                                  - -            46
  Gain on sale of OREO, and other repossessed
   items, net                                             (270)           (3)
  Valuation adjustment for OREO                            505           - -
  Loss on the disposition of premises and equipment         14           - -
  BOLI net earnings                                       (360)         (501)
  Gain on sale of loans                                   (987)       (2,471)
  Decrease in deferred loan origination fees              (207)         (421)
  OTTI losses on securities                              2,028         2,231
  Realized losses on held-to-maturity securities            17            57
Loans originated for sale                              (44,213)     (139,176)
Proceeds from sale of loans                             44,376       141,175
Decrease in other assets, net                           (5,235)       (1,245)
Increase (decrease) in other liabilities and
 accrued expenses, net                                    (206)          442
                                                      ----------------------
Net cash provided by operating activities                4,678         7,736

Cash flow from investing activities
Net increase in CDs held for investment                (11,937)          - -
Proceeds from maturities and prepayments of
 securities available for sale                           2,432         2,719
Proceeds from maturities and prepayments of
 securities held to maturity                               955         1,367
Increase in loans receivable, net                       (1,095)       (2,055)
Additions to premises and equipment                       (378)       (2,133)
Proceeds from sale of OREO and other repossessed
 items                                                   2,651           104
                                                      ----------------------
Net cash provided by (used in) investing activities     (7,372)            2

Cash flow from financing activities
Increase (decrease) in deposits, net                    62,324       (11,153)
Repayment of FHLB advances - long term                 (20,000)       (9,628)
Repayment of FRB advances - short term                 (10,000)          - -
Decrease in repurchase agreements                          (64)          (92)
Proceeds from exercise of stock options                    - -           345
ESOP tax effect                                            (76)          (55)
MRDP compensation tax effect                                 2            18
Issuance of common stock                                   - -             1
Issuance of stock warrants                                 - -         1,158
Issuance of preferred stock                                - -        15,408
Payment of dividends                                      (699)       (2,643)
                                                      ----------------------
Net cash provided by (used in) financing activities     31,487        (6,641)

     See notes to unaudited condensed consolidated financial statements

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
               For the nine months ended June 30, 2010 and 2009
                                (In thousands)
                                 (unaudited)

                                                    Nine Months Ended June 30,
                                                         2010        2009
                                                      ----------------------
Net increase in cash and cash equivalents             $ 28,793      $  1,097
Cash and cash equivalents
  Beginning of period                                   66,462        42,874
                                                      ----------------------
  End of period                                       $ 95,255      $ 43,971
                                                      ======================

Supplemental disclosure of cash flow information
  Income taxes paid                                   $    791      $  1,002
  Interest paid                                          8,555        10,407

Supplemental disclosure of non-cash investing
 activities
  Loans transferred to OREO and other
   repossessed assets                                 $  9,009      $  7,504
  Loan originated to facilitate the sale of OREO         1,351           - -
  Change in unrealized holding loss on securities
   available for sale, net of tax                          384          (241)
  Change in OTTI on securities,
   held to maturity, net of tax                            896          (491)


Supplemental disclosure of non-cash financing
 activities
  Shares issued to MRDP                               $    - -      $    138






     See notes to unaudited condensed consolidated financial statements

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
           For the three and nine months ended June 30, 2010 and 2009
                               (In thousands)
                                 (unaudited)

                                         Three Months         Nine Months
                                         Ended June 30,      Ended June 30,
                                       2010        2009     2010        2009
                                     ------------------    ------------------
Comprehensive income (loss):
  Net income (loss)                  $ 804      $ 1,058    $(2,150)     $  27
  Cumulative effect of Financial
  Accounting Standards Board
   ("FASB") guidance regarding
   recognition of OTTI                 - -          (91)       - -        (91)
  Unrealized holding gain (loss) on
   securities available for sale,
   net of tax                           79          246        384       (241)
  Change in OTTI on securities held
   to maturity, net of tax:
     Additions                          23          - -         83        - -
     Additional amount recognized
      related to credit loss for
      which OTTI was previously
      recognized                        10          - -        706        - -
     Amount reclassified to credit
      loss for previously recorded
      market loss                       13          - -         82        - -
  Accretion of OTTI securities
   held to maturity, net of tax          7           (4)        25       (491)
                                     ------------------    ------------------


Total comprehensive income (loss)    $ 936      $ 1,209    $  (870)     $(796)
                                     ==================    ==================






      See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation: The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments, which are in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2009 ("2009 Form 10-K"). The results of operations for the three and nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(e) Certain prior period amounts have been reclassified to conform to the June 30, 2010 presentation with no change to net income (loss) or total shareholders' equity previously reported.


(2) U.S. TREASURY DEPARTMENT'S CAPITAL PURCHASE PROGRAM

On December 23, 2008, the Company received $16.64 million from the U.S. Treasury Department ("Treasury") as a part of the Treasury's Capital Purchase Program ("CPP"). The CPP was established as part of the Troubled Asset Relief Program ("TARP"). The Company sold 16,641 shares of senior preferred stock, with a related warrant to purchase 370,899 shares of the Company's common stock at a price of $6.73 per share at any time through December 23, 2018.
The preferred stock pays a 5.0% dividend for the first five years, after which the rate increases to 9.0% if the preferred shares are not redeemed by the Company.

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

On May 17, 2010, the Federal Reserve denied the Company's request to pay dividends on its Series A Preferred Stock issued under the CPP and its common stock for the March 31, 2010 quarter. There can be no assurances that our
regulators will approve such payments or dividends in the future.   The
Company may not declare or
pay dividends on its common stock or, with certain exceptions, repurchase common stock without first having paid all cumulative preferred dividends that are due. If dividends on the Series A Preferred Stock are not paid for six quarters, whether or not consecutive, the Treasury has the right to appoint two members to the Board of Directors of the Company.


(3) MORTGAGE-BACKED SECURITIES AND OTHER INVESTMENTS

Mortgage-backed securities and other investments have been classified according to management's intent (in thousands):

                                                 Gross         Gross
                               Amortized    Unrealized    Unrealized     Fair
                                    Cost         Gains        Losses    Value
                               ---------    ----------    ----------   -------
June 30, 2010

Held to Maturity
 U.S. treasury securities        $    28        $   1        $  - -   $    29
 Mortgage-backed securities
  and collateralized mortgage
  obligations ("CMOs"):
   U.S. government agencies        2,196           31            (8)    2,219
   Private label residential       3,380          332          (573)    3,139
                                 -------        -----        ------   -------
  Total                          $ 5,604        $ 364        $ (581)  $ 5,387
                                 =======        =====        ======   =======

Available for Sale
 Mortgage-backed securities
  and CMOs:
   U.S. government agencies      $ 8,344        $ 276        $  - -   $ 8,620
   Private label residential       2,323           70          (416)    1,977
 Mutual funds                      1,000          - -           (19)      981
                                 -------        -----        ------   -------
  Total                          $11,667        $ 346        $ (435)  $11,578
                                 =======        =====        ======   =======


September 30, 2009

Held to Maturity
 U.S. treasury securities        $    27        $   2        $  - -   $    29
 Mortgage-backed securities
  and CMOs:
   U.S. government agencies        2,455           23           (10)    2,468
   Private label residential       4,605            3          (890)    3,718
                                 -------        -----        ------   -------
  Total                          $ 7,087        $  28        $ (900)  $ 6,215
                                 =======        =====        ======   =======


Available for Sale
 Mortgage-backed securities
  and CMOs:
   U.S. government agencies      $10,378        $ 221        $   (5)  $10,594
   Private label residential       2,774          - -          (865)    1,909
 Mutual funds                      1,000          - -           (32)      968
                                 -------        -----        ------   -------
  Total                          $14,152        $ 221        $ (902)  $13,471
                                 =======        =====        ======   =======

The estimated fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of June 30, 2010 are as follows (in thousands):

                 Less Than 12 Months  12 Months or Longer
                 -------------------  -------------------  Total
                 Esti-                Esti-                Esti-
                 mated   Gross        mated   Gross        mated    Gross
Description of   Fair    Unrealized   Fair    Unrealized   Fair     Unrealized
 Securities      Value   Losses       Value   Losses       Value    Losses
                 -----   ------       -----   ------       -----    ------

Held to Maturity
Mortgage-backed
 securities and
 CMOs:
  U.S. government
   agencies      $ 311   $  (2)       $  556   $  (6)     $  867    $  (8)
  Private label
   residential      97      (1)        2,297    (572)      2,394     (573)
                 -----   -----        ------   -----      ------    -----
  Total          $ 408   $  (3)       $2,853   $(578)     $3,261    $(581)
                 =====   =====        ======   =====      ======    =====

Available for Sale
Mortgage-backed
 securities and
 CMOs:
  Private label
   residential   $ - -   $ - -        $1,513   $(416)     $1,513    $(416)
Mutual funds       - -     - -           981     (19)        981      (19)
                 -----   -----        ------   -----      ------    -----
  Total          $ - -   $ - -        $2,494   $(435)     $2,494    $(435)
                 =====   =====        ======   =====      ======    =====

During the three months ended June 30, 2010 and 2009, the Company recorded net OTTI charges through earnings on residential mortgage-backed securities of $152,000 and $97,000. During the nine months ended June 30, 2010 and June 30, 2009, the Company recorded net OTTI charges through earnings on residential mortgage-backed securities of $2.03 million and $2.23 million. Effective January 1, 2009, the Company adopted new accounting guidance in accordance with GAAP, which provides for the bifurcation of OTTI into (i) amounts related to credit losses which are recognized through earnings, and (ii) amounts related to all other factors which are recognized as a component of other comprehensive income (loss).

To determine the component of the gross OTTI related to credit losses, the Company compared the amortized cost basis of each OTTI security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. The revised expected cash flow estimates for individual securities are based primarily on an analysis of default rates, prepayment speeds and third-party analytic reports. Significant judgment of management is required in this analysis that includes, but is not limited to, assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans. The following table presents a summary of the significant inputs utilized to measure management's estimate of the credit loss component on OTTI securities as of June 30, 2010 and September 30, 2009:

                                                 Range
                                          ---------------------     Weighted
                                          Minimum       Maximum      Average
                                          -------       -------     --------
At June 30, 2010
----------------
Constant prepayment rate                    0.0%         15.0%        11.9%
Collateral default rate                     4.4%         66.7%        34.3%
Loss severity rate                         32.0%         64.8%        53.3%

At September 30, 2009
--------------------
Constant prepayment rate                    6.0%        15.0%         10.9%
Collateral default rate                     6.8%        59.6%         25.4%
Loss severity rate                         14.3%        52.0%         34.0%

The following tables present the OTTI losses for the three and nine months ended June 30, 2010 and 2009 (in thousands).

                                 Three months ended       Three months ended
                                   June 30, 2010            June 30, 2009
                                --------------------    --------------------
                                 Held To   Available     Held To   Available
                                Maturity    For Sale    Maturity   For Sale
                                --------   ---------    --------   ---------
Total OTTI losses                $    81     $  - -      $  853     $   - -
Portion of OTTI losses (gains)
 recognized in other
 comprehensive loss (before
 taxes) (1)                           71        - -        (756)        - -
                                 -------     ------      ------     -------
Impairment losses recognized
 in earnings (2)                 $   152     $  - -      $   97     $   - -
                                 =======     ======      ======     =======


                                  Nine months ended       Nine months ended
                                   June 30, 2010            June 30, 2009
                                --------------------    --------------------
                                 Held To   Available     Held To   Available
                                Maturity    For Sale    Maturity   For Sale
                                --------   ---------    --------   ---------
Total OTTI losses                $   595     $   93      $2,863     $   124
Portion of OTTI losses (gains)
 recognized in other
 comprehensive loss (before
 taxes) (1)                       (1,340)       - -         756         - -
                                 -------     ------      ------     -------
Impairment losses recognized
 in earnings (2)                 $ 1,935     $   93      $2,107     $   124
                                 =======     ======      ======     =======
-----------
(1)  Represents OTTI losses related to all other factors.
(2)  Represents OTTI losses related to credit losses.


The following table presents a roll forward of the credit loss component of held to maturity debt securities that have been written down for OTTI with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in other comprehensive loss (in thousands).

Balance, September 30, 2009                 $3,551
Additions:
  Credit losses for which OTTI was
   not previously recognized                   374
  Additional increases to the amount
   related to credit loss for which OTTI
   was previously recognized                 1,623
Subtractions:
  Realized losses recorded previously
   as credit losses                           (499)
                                            ------
Balance, June 30, 2010                      $5,049
                                            ======


There were no gross realized gains on sale of securities for the three or nine months ended June 30, 2010 and 2009. During the three months ended June 30, 2010, the Company recorded a $247,000 realized loss (as a result of the securities being deemed worthless) on nine held to maturity residential mortgage-backed securities which had been recognized previously as a credit loss. During the nine months ended June 30, 2010, the Company recorded a $499,000 realized loss (as a result of securities being deemed worthless) on thirteen held to maturity residential mortgage-backed securities of which $482,000 had been recognized previously as a credit loss. During the three months ended June 30, 2009, the Company recorded a $28,000 realized loss on one held to maturity residential mortgage-backed security which had been recognized previously as a credit loss. During the nine months ended June 30, 2009, the Company recorded a $57,000 realized loss on two held to maturity residential mortgage-backed securities of which $50,000 had been recognized previously as a credit loss.

Residential mortgage-backed and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral, retail repurchase agreements and other non-profit organization deposits totaled $13.47 million and $16.40 million at June 30, 2010 and September 30, 2009, respectively.

The contractual maturities of debt securities at June 30, 2010 are as follows (in thousands). Expected maturities may differ from scheduled maturities as a result of the prepayment of principal or call provisions.

                                   Held to Maturity       Available for Sale
                                   ----------------       ------------------
                                            Estimated               Estimated
                                 Amortized       Fair    Amortized       Fair
                                 Cost           Value    Cost           Value
                                 --------------------    --------------------
Due within one year               $  - -    $  - -        $    27    $    27
Due after one year to five years      19        21            299        284
Due after five to ten years           42        44            137        148
Due after ten years                5,543     5,322         10,204     10,138
                                  ------    ------        -------    -------
  Total                           $5,604    $5,387        $10,667    $10,597
                                  ======    ======        =======    =======


(4) FHLB STOCK

The Company views its investment in the Seattle FHLB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; 2) the impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB. As of June 30, 2010, the Seattle FHLB reported that it had met all of its regulatory capital requirements, but remained classified as undercapitalized by its regulator, the Federal Housing Finance Agency. The FHLB will not pay a dividend or repurchase capital stock while it is classified as undercapitalized. While the FHLB was classified as undercapitalized as of June 30, 2010, the Company does not believe that its investment in the FHLB is impaired. However, this estimate could change in the near term if: 1) significant other-than-temporary losses are incurred on the FHLB's mortgage-backed securities causing a significant decline in its regulatory capital status; 2) the economic losses resulting from credit deterioration on the FHLB's mortgage-backed securities increases significantly or 3) capital preservation strategies being utilized by the FHLB become ineffective.

(5) LOANS

Loans receivable and loans held for sale consisted of the following (dollars in thousands):
                                          At June 30,        At September 30,
                                             2010                 2009
                                       -----------------    ----------------
                                       Amount    Percent    Amount   Percent
                                       ------    -------    ------   -------
Mortgage loans:
  One- to four-family (1)            $116,805      20.8%   $110,556    18.6%
  Multi-family                         33,127       5.9      25,638     4.3
  Commercial                          215,336      38.3     188,205    31.6
  Construction and land development    66,248      11.8     139,728    23.5
  Land                                 63,684      11.3      65,642    11.0
                                     --------     -----    --------   -----
  Total mortgage loans                495,200      88.1     529,769    89.0

Consumer loans:
  Home equity and second mortgage      39,215       7.0      41,746     7.0
  Other                                 9,514       1.7       9,827     1.7
                                     --------     -----    --------   -----
  Total consumer loans                 48,729       8.7      51,573     8.7

Commercial business loans              18,114       3.2      13,775     2.3
                                     --------     -----    --------   -----

  Total loans receivable              562,043     100.0%    595,117   100.0%
                                                  =====               =====
Less:
  Undisbursed portion of
   construction loans in process       15,780                31,298
  Deferred loan origination fees        2,232                 2,439
  Allowance for loan losses            10,900                14,172
                                     --------              --------
                                       28,912                47,909
                                     --------              --------

  Total loans receivable, net        $533,131              $547,208
                                     ========              ========
----------
(1)  Includes loans held-for-sale.

Construction and Land Development Loan Portfolio Composition
------------------------------------------------------------
The following table sets forth the composition of the Company's construction and land development loan portfolio.

                                          At June 30,        At September 30,
                                             2010                 2009
                                       -----------------    ----------------
                                       Amount    Percent    Amount   Percent
                                       ------    -------    ------   -------
                                              (Dollars in thousands)
Custom and owner / builder            $29,080      43.9%   $ 35,414    25.3%
Speculative one- to four-family         5,071       7.7      16,959    12.1
Commercial real estate                 20,363      30.7      49,397    35.4
Multi-family
  (including condominiums)              4,014       6.1      18,800    13.5
Land development                        7,720      11.6      19,158    13.7
                                      -------     -----    --------   -----
   Total construction and
    land development loans            $66,248     100.0%   $139,728   100.0%
                                      =======     =====    ========   =====

Allowance for Loan Losses
-------------------------
The following table sets forth information regarding activity in the allowance for loan losses.

                                                  Three Months Ended
                                                       June 30,
                                                 ---------------------
                                                  2010           2009
                                                 ---------------------
                                                     (In thousands)
Balance at beginning of period                   $16,687       $12,049
Provision for loan losses                            750         1,000
Loans charged off                                 (6,759)         (646)
Recoveries on loans previously charged off           222            37
Net charge-offs                                   (6,537)         (609)
                                                 -------       -------
Balance at end of period                         $10,900       $12,440
                                                 =======       =======

                                                    Nine Months Ended
                                                        June 30,
                                                 ---------------------
                                                  2010           2009
                                                 ---------------------
                                                     (In thousands)
Balance at beginning of period                   $14,172       $ 8,050
Provision for loan losses                          8,545         7,491
Allocated to commitments                             - -          (126)
Loans charged off                                (12,162)       (3,051)
Recoveries on loans previously charged off           345            76
Net charge-offs                                  (11,817)       (2,975)
                                                 -------       -------
Balance at end of period                         $10,900       $12,440
                                                 =======       =======


Impaired Loans
--------------
A loan is considered impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the estimated fair value of the collateral if the loan is considered collateral dependent. Impaired loans not considered to be collateral dependent are measured based on the present value of expected future cash flows.

The categories of non-accrual loans and impaired loans overlap, although they are not coextensive. The Company considers all circumstances regarding the loan and borrower on an individual basis when determining whether an impaired loan should be placed on non-accrual status, such as the financial strength of the borrower, the estimated collateral value, reasons for the delay, payment record, the amount past due and the number of days past due.

At June 30, 2010 and September 30, 2009, the Company had impaired loans totaling approximately $38.41 million and $47.62 million respectively. At June 30, 2010 the Company had four loans totaling $1.2 million that were 90 days or more past due and still accruing interest. At September 30, 2009 the Company had five loans totaling $796,000 that were 90 days or more past due and still accruing interest. Interest income recognized on impaired loans for the nine months ended June 30, 2010 and June 30, 2009 was $861,000 and
$713,000, respectively.   Interest income recognized on a cash basis on
impaired loans for the nine months ended June 30, 2010 and June 30, 2009, was $517,000 and $449,000, respectively. The average investment in impaired loans for the nine months ended June 30, 2010 and June 30, 2009 was $42.87 million and $28.84 million respectively. The Company had $14.36 million in troubled debt restructured loans included in impaired loans at June 30, 2010. The Company had $1.08 million in commitments to lend additional funds on these loans. The Company had $9.24 million in troubled debt restructured loans included in impaired loans at September 30, 2009. The Company had $1.43 million in commitments to lend additional funds on these loans.

Following is a summary of information related to impaired loans (in thousands):


                                                At June 30,   At September 30,
                                                      2010               2009
                                                   -------            -------

Impaired loans without a valuation allowance       $34,437            $35,557
Impaired loans with a valuation allowance            3,973             12,065
                                                   -------            -------
   Total impaired loans                            $38,410            $47,622
                                                   =======            =======

Valuation allowance related to impaired loans      $   495            $ 3,835
                                                   =======            =======

Non-performing Assets
---------------------
The following table sets forth information with respect to the Company's non-performing assets and restructured loans within the meaning of FASB guidance on troubled debt restructurings.

                                                         At           At
                                                     June 30,    September 30,
                                                       2010          2009
                                                     --------      --------
                                                          (In thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family                                $  3,462      $  1,343
  Commercial real estate                                4,957         5,004
  Construction and land development                     7,487        17,594
  Land                                                  4,849         5,023
Consumer loans                                            178           258
Commercial business loans                                  98            65
                                                     --------      --------
     Total non-accrual loans                           21,031        29,287

Accruing loans which are contractually
past due 90 days or more:                               1,198           796
                                                     --------      --------

Total of non-accrual and 90 days past due loans        22,229        30,083

Non-accrual investment securities                       3,482           477

OREO and other repossessed items                       12,957         8,185
                                                     --------      --------

Total non-performing assets (1)                      $ 37,470      $ 37,949
                                                     ========      ========

Troubled debt restructured loans (2)                 $ 14,359      $  9,242
                                                     ========      ========

Non-accrual and 90 days or more past
due loans as a percentage of loans receivable            4.09%         5.36%

Non-accrual and 90 days or more past
due loans as a percentage of total assets                3.04%         4.28%

Non-performing assets as a percentage
of total assets                                          5.12%         5.41%

Loans receivable (3)                                 $544,031      $561,380
                                                     ========      ========
Total assets                                         $732,418      $701,676
                                                     ========      ========

----------
(1) Includes non-accrual loans, non-accrual investment securities, and other real estate owned and other repossessed assets. Loans considered impaired or classified as troubled debt restructurings are not included if they are still on accrual status.
(2) At June 30, 2010, $5,464 of the $14,359 in troubled debt restructured loans were on non-accrual status and included in total non-performing assets. At September 30, 2009 all troubled debt restructured loans were on non-accrual status and are included in non-performing assets.
(3) Includes loans held-for-sale and is before the allowance for loan losses.

(6) EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing net income
(loss) available for common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted earnings per common share is computed by dividing net income available for common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Diluted loss per common share is the same as basic loss per common share due to the anti-dilutive effect of common stock equivalents. Common stock equivalents arise from assumed conversion of outstanding stock options and outstanding warrants to purchase common stock. In accordance with FASB guidance for stock compensation, shares owned by the Bank's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing earnings per share. At June 30, 2010 and 2009, there were 329,626 and 339,117 ESOP shares, respectively, that had not been allocated.

The following table is in thousands, except for share and per share data:

                                   Three Months Ended       Nine Months Ended
                                        June 30,                June 30,
                                   ------------------       -----------------
                                    2010        2009        2010        2009
                                   ------------------       -----------------
Basic earnings (loss) per common
--------------------------------
 share computation:
------------------
  Numerator - net income (loss)    $ 804      $ 1,058     $(2,150)   $    27
  Preferred stock dividend           208          210         624        437
  Preferred stock discount
   accretion                          53           79         156         79
                                   -----      -------     -------    -------
Net income (loss) to common
 shareholders                      $ 543      $   769     $(2,930)   $  (489)
                                   =====      =======      ======    =======

Denominator - weighted average
 common shares outstanding     6,715,410    6,645,229   6,713,103  6,609,915
                               ---------    ---------   ---------  ---------

Basic earnings (loss) per
 common share                      $0.08      $  0.12     $ (0.44)   $ (0.07)
                                   =====      =======      ======    =======

Diluted earnings (loss) per common
----------------------------------
 share computation:
------------------
  Numerator - net income (loss)    $ 804      $ 1,058     $(2,150)   $    27
  Preferred stock dividend           208          210         624        437
  Preferred stock discount
   accretion                          53           79         156         79
                                   -----      -------     -------    -------
Net income (loss) to common
 shareholders                      $ 543      $   769     $(2,930)   $  (489)
                                   =====      =======      ======    =======

Denominator - weighted average
 common shares outstanding     6,715,410    6,645,229   6,713,103  6,609,915

Effect of dilutive stock
 options (1)(2)                      - -          - -         - -        - -
Effect of dilutive stock
 warrants (3)(4)                     - -          - -         - -        - -
                                   -----      -------     -------    -------
Weighted average common shares
 and common stock equivalents  6,715,410    6,645,229   6,713,103  6,609,915
                               ---------    ---------   ---------  ---------

Diluted earnings (loss) per
 common share                      $0.08      $  0.12      $(0.44)   $ (0.07)
                                   =====      =======      ======    =======

----------------------

(1) For the three and nine months ended June 30, 2010, options to purchase 194,864 and 192,483 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the options' exercise prices were greater than the average market price of the common stock and, therefore, their effect would have been anti-dilutive. For the three and nine months ended June 30, 2009, options to purchase 168,864 and 179,577 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the options' exercise prices were greater than the average market price of the common stock and, therefore, their effect would have been anti-dilutive.
(2) For the nine months ended June 30, 2009, the effect of dilutive stock options was computed to be 1,738 shares. However, the dilutive effect of these stock options has been excluded from the diluted EPS computation for the nine months ended June 30, 2009 because the Company reported a net loss for the period and, therefore, their effect would have been anti-dilutive.
(3) For the three and nine months ended June 30, 2010, warrants to purchase 370,899 shares of common stock were outstanding but not included in the computation of diluted earnings per common share because the warrant's exercise prices were greater than the average market price of the common stock
and, therefore, their effect would have been anti-dilutive.   For the three
and nine months ended June 30, 2009, warrants to purchase 370,899 and 247,266 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the warrant's exercise prices were greater than the average market price of the common stock and, therefore, their effect would have been anti-dilutive.
(4) For the nine months ended June 30, 2009, the effect of dilutive stock warrants was computed to be 724 shares. However, the dilutive effect of these stock warrants has been excluded from the diluted EPS computation for the nine months ended June 30, 2009 because the Company reported a net loss for the period and, therefore, their effect would have been anti-dilutive.


(7) STOCK PLANS AND STOCK BASED COMPENSATION

Stock Option Plans
------------------
Under the Company's stock option plans (the 1999 Stock Option Plan and the 2003 Stock Option Plan), the Company was able to grant options for up to a combined total of 1,622,500 shares of common stock to employees, officers and directors. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company's common stock on the date of grant. Generally, options vest in 20% annual installments on each of the five anniversaries from the date of the grant. At June 30, 2010, options for 249,738 shares are available for future grant under the 2003 Stock Option Plan and no shares are available for future grant under the 1999 Stock Option Plan.

Following is activity under the plans:
                                                         Nine Months Ended
                                                            June 30, 2010
                                                     Total Options Outstanding
                                                     -------------------------
                                                                   Weighted
                                                                    Average
                                                                   Exercise
                                                       Shares         Price
                                                       ------      --------
Options outstanding, beginning of period              168,864       $  9.35
Exercised                                                  --            --
Forfeited                                                  --            --
Granted                                                26,000          4.55
                                                      -------
Options outstanding, end of period                    194,864       $  8.71
                                                      =======       =======

Options exercisable, end of period                    168,864       $  9.35
                                                      =======       =======



There was no aggregate intrinsic value of options outstanding at June 30, 2010, as the exercise price of all options outstanding was greater than the stock's current market value.

At June 30, 2010, there were 26,000 unvested options with an aggregate grant date fair value of $34,000, all of which the Company assumes will vest. There was no aggregate intrinsic value of unvested options at June 30, 2010, as the
exercise price was greater than the stock's current market value.   There were
no options that vested during the nine months ended June 30, 2010.

At June 30, 2009, there were no unvested options. There were 5,668 options that vested during the nine months ended June 30, 2009 with an aggregate grant date fair value of $13,000.

There were 26,000 options granted during the nine months ended June 30, 2010
with an aggregate grant date fair value of $34,000.   There were no options
granted during the nine months ended June 30, 2009.

The Black-Scholes option pricing model was used in estimating the fair value of option grants. The weighted average assumptions for options granted during the nine months ended June 30, 2010 were:

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

There were no MRDP shares granted to officers and directors during the nine months ended June 30, 2010.

At June 30, 2010, there were a total of 38,827 unvested MRDP shares with an aggregated grant date fair value of $449,000. There were 11,031 MRDP shares that vested during the nine months ended June 30, 2010 with an aggregated grant date fair value of $132,000. At June 30, 2010, there were no shares available for future awards under the MRDP.

Expenses for Stock Compensation Plans
-------------------------------------
Compensation expenses for all stock-based plans were as follows:

                                              Nine Months Ended June 30,
                                              --------------------------
                                               2010                2009
                                               ----                ----
                                                       (In thousands)
                                          Stock     Stock     Stock     Stock
                                         Options    Grants    Options   Grants
                                         -------    ------    -------   ------
Compensation expense recognized in
 income                                   $   4     $  130     $   2    $ 159
Related tax benefit recognized                1         45       - -       34

The compensation expense yet to be recognized for stock based awards that have been awarded but not vested for the years ending September 30 is as follows (in thousands):
                                                  Stock     Stock     Total
                                                  Options   Grants    Awards
                                                  -------   ------    ------
Remainder of 2010                                  $   2    $   43    $   45
2011                                                   7       165       172
2012                                                   7       112       119
2013                                                   7        38        45
2014                                                   6         1         7
                                                   -----    ------    ------
Total                                              $  29    $  359    $  388
                                                   =====    ======    ======


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

     Cash and Due from Financial Institutions and Interest-Bearing Deposits in
     -------------------------------------------------------------------------
     Banks
     -----
     The estimated fair value of financial instruments that are short-term or re-price frequently and that have little or no risk are considered to have an estimated fair value equal to the recorded value.

     Certificates of Deposit Held for Investment
     -------------------------------------------
     The estimated fair value of financial instruments that are short-term or re-price frequently and that have little or no risk are considered to have an estimated fair value equal to the recorded value.

     Mortgage-Backed Securities and Other Investments
     -------------------------------------------------
     The estimated fair value of mortgage-backed securities and other investments are based upon the assumptions market participants would use in pricing the security. Such assumptions include observable and unobservable inputs such as quoted market prices, dealer quotes, or discounted cash flows.

     FHLB Stock
     ----------
     FHLB stock is not publicly traded, however the recorded value of the stock holdings approximates the estimated fair value, as the FHLB is required to pay par value upon re-acquiring this stock.

     Loans Receivable
     ----------------
     At June 30, 2010 and September 30, 2009, because of the illiquid market for loan sales, loans were priced using comparable market statistics. The loan portfolio was segregated into various categories and a weighted average valuation discount that approximated similar loan sales was applied to each category.

     Loans Held for Sale
     -------------------
     The estimated fair value has been based on quoted market prices obtained from the Federal Home Loan Mortgage Corporation.

     Accrued Interest
     ----------------
     The recorded amount of accrued interest approximates the estimated fair value.

     Deposits
     --------
     The estimated fair value of deposits with no stated maturity date is included at the amount payable on demand. The estimated fair value of fixed maturity certificates of deposit is computed by discounting future cash flows using the rates currently offered by the Bank for deposits of similar remaining maturities.

     FHLB Advances
     -------------
     The estimated fair value of borrowed funds is computed by discounting the future cash flows of the borrowings at a rate which approximates the current offering rate of the borrowings with a comparable remaining life.

     FRB Borrowings
     --------------
     The recorded value of Federal Reserve Bank borrowings approximates the estimated fair value due to the short-term nature of the borrowings.

     Repurchase Agreements
     ---------------------
     The recorded value of repurchase agreements approximates the estimated fair value due to the short-term nature of the borrowings.

     Off-Balance-Sheet Instruments
     -----------------------------
     Since the majority of the Company's off-balance-sheet instruments consist of variable-rate commitments, the Company has determined they do not have a distinguishable estimated fair value.

The estimated fair value of financial instruments were as follows (in thousands):

                                      June 30, 2010       September 30, 2009
                                   -------------------    ------------------
                                             Estimated              Estimated
                                   Recorded       Fair    Recorded       Fair
                                     Amount      Value      Amount      Value
                                   --------   --------    --------   --------
Financial Assets
  Cash and due from financial
   institutions and interest-
   bearing deposits in banks      $ 95,255   $ 95,255     $ 66,462   $ 66,462
  CDs held for investment           15,188     15,188        3,251      3,251
  Mortgage-backed securities and
   other investments                17,182     16,965       20,558     19,686
  FHLB stock                         5,705      5,705        5,705      5,705
  Loans receivable, net            531,677    491,868      546,578    471,178
  Loans held for sale                1,454      1,496          630        648
  Accrued interest receivable        2,709      2,709        2,805      2,805

Financial Liabilities
  Deposits                        $567,985   $569,617     $505,661   $507,465
  FHLB advances - long term         75,000     80,282       95,000     99,414
  FRB borrowings - short term          - -        - -       10,000     10,000
  Repurchase agreements                713        713          777        777
  Accrued interest payable             782        782          965        965

--------------------
The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the estimated fair value of the Company's financial instruments will change when interest rate levels change and that change may either be favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed interest rate obligations are less likely to prepay in a rising interest rate environment and more likely to prepay in a falling interest rate environment. Conversely, depositors who are receiving fixed interest rates are more likely to withdraw funds before maturity in a rising interest rate environment and less likely to do so in a falling interest rate environment. Management monitors interest rates and maturities of assets and liabilities, and attempts to minimize interest rate risk by adjusting terms of new loans, and deposits and by investing in securities with terms that mitigate the Company's overall interest rate risk.

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

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a recurring basis at June 30, 2010 (in thousands):

                                        Estimated Fair Value
                                    ---------------------------
                                    Level 1   Level 2   Level 3  Total Losses
                                    -------   -------   -------  ------------
Available for Sale Securities
-----------------------------
Mutual Funds                        $   981   $   - -   $   - -    $   - -
Mortgage-backed securities              - -    10,597       - -         93
                                    -------   -------   -------    -------
Total                               $   981   $10,597   $   - -    $    93
                                    =======   =======   =======    =======


The following table summarizes the balance of assets and liabilities measured at estimated fair value on a nonrecurring basis at June 30, 2010, and the total losses resulting from these estimated fair value adjustments for the nine months ended June 30, 2010 (in thousands):

                                        Estimated Fair Value
                                    ---------------------------
                                    Level 1   Level 2   Level 3  Total Losses
                                    -------   -------   -------  ------------
Impaired Loans (1)                  $   - -   $   - -   $ 3,478    $ 12,163
Mortgage-backed securities - HTM (2)    - -       977       - -       1,935
OREO and other repossessed items (3)    - -       - -    12,957         346
                                    -------   -------   -------    --------
Total                               $   - -   $   977   $16,435    $ 14,444
                                    =======   =======   =======    ========

---------------
(1) The loss represents charge offs on collateral dependent loans for estimated fair value adjustments based on the estimated fair value of the collateral. A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The specific reserve for collateral dependent impaired loans was based on the estimated fair value of the collateral less estimated costs to sell. The estimated fair value of collateral was determined based primarily on appraisals. In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting estimated fair value measurement has been categorized as Level 3 measurement.
(2) The loss represents OTTI credit-related charges on held-to-maturity mortgage-backed securities.
(3)The Company's OREO and other repossessed items is initially recorded at estimated fair value less estimated costs to sell. This amount becomes the property's new basis. Estimated fair value was generally determined by management based on a number of factors, including third-party appraisals of estimated fair value in an orderly sale. Estimated costs to sell were based on standard market factors. The valuation of OREO and other repossessed items is subject to significant external and internal judgment. Management periodically reviews the recorded value to determine whether the property continues to be recorded at the lower of its recorded book value or estimated fair value, net of estimated costs to sell.


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

In addition, on February 1, 2010, the FRB determined that the Company required additional supervisory attention and entered into a Memorandum of Understanding with the Company (the "Company MOU"). Under the agreement the Company must among other things obtain prior written approval, or non-objection from the FRB to declare or pay any dividends, or make any other capital distributions; issue any trust preferred securities; or purchase or redeem any of its stock. On May 17, 2010, the Federal Reserve denied the Company's request to pay dividends on its Series A Preferred Stock issued under the CPP and its common stock for the March 31, 2010 quarter. There can be no assurances that our regulators will approve such payments or dividends in the future.

For additional information regarding the Bank MOU and the Company MOU, see
"Part II   Other Information, Item 1A, Risk Factors   The Company and the Bank
are required to comply with the terms of separate memorandums of understanding issued by their respective regulators and lack of compliance could result in additional regulatory actions."


(10) RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued updated guidance on fair value measurements and disclosures. The new guidance requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers; and (ii) separate presentation of purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The guidance also further clarifies that (i) fair value instrument disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The new guidance was effective on January 1, 2010 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for the Company on October 1, 2011. The adoption of the guidance effective on January 1, 2010 was disclosure-related only and did not impact the Company's financial condition or consolidated results of operations.

In February 2010, the FASB issued updated guidance on subsequent events and disclosure requirements. The new guidance removes the requirement for a Securities and Exchange Commission ("SEC") filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The FASB believes these amendments remove potential conflicts with the SEC's literature. This guidance was effective upon issuance and did not have a material impact on the Company's consolidated financial statements.

In July 2010, the FASB issued updated guidance on disclosure requirements for the credit quality of financing receivables and the allowance for credit losses. The new guidance requires entities to provide disclosures designed to facilitate financial statement users' evaluation of (i) the nature of credit risk inherent in the entity's portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregration of portfolio segment. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. This guidance will be effective for the Company's consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company's financial statements that include periods beginning on or after January 1, 2011. Since this new guidance is disclosure related only, the Company does not expect it to have an impact on its financial conditions or consolidated results of operations.


Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three and nine months ended June 30, 2010. This analysis as well as other sections of this report contains certain "forward-looking statements."

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


Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank. The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 22 branches (including its main office in Hoquiam). At June 30, 2010, the Company had total assets of $732.42 million and total shareholders' equity of $85.68 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank's operations.

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

Net income is also affected by non-interest income and non-interest expenses. For the three and nine month periods ended June 30, 2010, non-interest income consisted primarily of service charges and fees on deposit accounts, gain on sale of loans, ATM transaction fees, increase in the cash surrender value of life insurance, servicing income and other operating income. Non-interest income is reduced by net OTTI losses on investment securities. Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM related expenses, OREO expenses, postage and courier, professional fees, state and local taxes and deposit insurance premiums. Non-interest income and non-interest expenses are affected by the growth of our operations and growth in the number of loan and deposit accounts.

Results of operations may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

The Bank is a community-oriented bank which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on real estate mortgage loans. Lending activities have been focused primarily on the origination of loans secured by real estate, including residential construction loans, one- to four-family residential loans, multi-family loans, commercial real estate loans and land loans. The Bank originates adjustable-rate residential mortgage loans that do not qualify for sale in the secondary market. The Bank also originates commercial business loans.


Critical Accounting Policies and Estimates

The Company has identified several accounting policies that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Condensed Consolidated Financial Statements.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level believed to be sufficient to provide for probable loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is based upon management's comprehensive analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, actual loss experience, current economic conditions, and detailed analysis of individual loans for which the full collectability may not be assured. The detailed analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The appropriate allowance for loan loss level is estimated based upon factors and trends identified by management at the time condensed consolidated financial statements are prepared.

While the Company believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to significantly increase or decrease its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed elsewhere in this document. Although management believes the level of the allowance as of June 30, 2010 was adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, results of examinations by the Company's or the Bank's regulators or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company's financial condition and results of operations.

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

OTTIs (Other-Than-Temporary Impairments) in the Estimated Fair Value of Investment Securities. Unrealized losses on available for sale and held to maturity investment securities are evaluated at least quarterly to determine whether declines in value should be considered "other than temporary" and therefore be subject to immediate loss recognition through earnings for the portion related to credit losses. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is less than the recorded value primarily as a result of changes in interest rates, when there has not been significant deterioration in the financial condition of the issuer, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis. An unrealized loss in the value of an equity security is generally considered temporary when the estimated fair value of the security is less than the recorded value primarily as a result of current market conditions and not a result of deterioration in the financial condition of the issuer or the underlying collateral (in the case of mutual funds) and the Company has the intent and the ability to hold the security for a sufficient time to recover the recorded value. Other factors that may be considered in determining whether a decline in the value of either a debt or equity security is "other than temporary" include ratings by recognized rating agencies; capital strength and near-term prospects of the issuer, and recommendation of investment advisors or market analysts. Therefore, continued deterioration of current market conditions could result in additional impairment losses recognized within the Company's investment portfolio.

Goodwill. Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired and liabilities assumed. Goodwill is presumed to have an indefinite useful life and is analyzed annually for impairment. An annual test is performed during the third quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. If the estimated fair value of the Company's sole reporting unit exceeds the recorded value, goodwill is not considered impaired and no additional analysis is necessary.

One of the circumstances evaluated when determining if an impairment test of goodwill is needed more frequently than annually is the extent and duration that the Company's market capitalization (total common shares outstanding multiplied by current stock price) is less than the total equity applicable to common shareholders. During the quarter ended June 30, 2010, the Company engaged a third party firm to perform the annual test for goodwill impairment.
 The test concluded that recorded goodwill was not impaired. As of June 30, 2010, there have been no events or changes in the circumstances that would indicate a potential impairment to recorded goodwill. No assurance can be given, however, that the Company will not record an impairment loss on goodwill in the future.

Other Real Estate Owned and Other Repossessed Assets. Other real estate owned and other repossessed assets consist of properties or assets acquired through or by deed in lieu of foreclosure, and are recorded initially at the estimated fair value of the properties less estimated costs of disposal. Costs relating to the development and improvement of the properties or assets are capitalized while costs relating to holding the properties or assets are expensed. Valuations are periodically performed by management, and a charge to earnings is recorded if the recorded value of a property exceeds its estimated net realizable value.

Comparison of Financial Condition at June 30, 2010 and September 30, 2009

The Company's total assets increased by $30.74 million, or 4.4%, to $732.42 million at June 30, 2010 from $701.68 million at September 30, 2009. The increase was primarily attributable to an increase in cash equivalents and short-term CDs held for investment, which was partially offset by a decrease in net loans receivable.

Net loans receivable decreased by $14.08 million, or 2.6%, to $533.13 million at June 30, 2010 from $547.21 million at September 30, 2009. The decrease was primarily due to a significant decrease in construction and land development loan balances during the nine months ended June 30, 2010, which was partially offset by increases in commercial real estate loan balances, multi-family loan balances, one- to four-family loan balances and commercial business loan balances.

Total deposits increased by $62.32 million, or 12.3%, to $567.99 million at June 30, 2010 from $505.66 million at September 30, 2009, primarily as a result of increases in N.O.W. checking account balances and CD account balances.

Shareholders' equity decreased by $1.52 million, or 1.7%, to $85.68 million at June 30, 2010 from $87.20 million at September 30, 2009. The decrease was primarily due to a net loss for the nine months ended June 30, 2010, which was partially offset by a reduction in the accumulated other comprehensive loss equity component, due to a reduction in unrealized losses on investment securities.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash Equivalents and CDs Held for Investment: Cash equivalents and CDs held for investment increased by $40.73 million, or 58.4%, to $110.44 million at June 30, 2010 from $69.71 million at September 30, 2009. The increase in cash equivalents and short-term CDs was primarily due to increased deposits and the Company's decision to increase its liquidity position for regulatory and asset-liability management purposes.

Mortgage-backed Securities and Other Investments: Mortgage-backed securities and other investments decreased by $3.38 million, or 16.4%, to $17.18 million at June 30, 2010 from $20.56 million at September 30, 2009. The decrease was primarily as a result of regular amortization and prepayments on mortgage-backed securities and OTTI charges recorded on private label residential mortgage-backed securities. The securities on which the OTTI charges were recognized were acquired from the in-kind redemption of the Company's investment in the AMF family of mutual funds in June 2008. For additional information, see Note 3 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Loans: Net loans receivable decreased by $14.08 million, or 2.6% to $533.13 million at June 30, 2010 from $547.21 million at September 30, 2009. The decrease in the portfolio was primarily a result of a $57.96 million decrease in construction loan balances (net of undisbursed portion of construction loans in process), a $2.84 million decrease in consumer loan balances and a $1.96 million decrease in land loan balances. These decreases to net loans receivable were partially offset by a $27.13 million increase in commercial real estate loan balances, a $7.49 million increase in multi-family loan balances, a $6.25 million increase in one- to four-family loan balances and a $4.34 million increase in commercial business loan balances. The decrease in the construction and land development loan balances was primarily due to loan payoffs, construction projects being completed and converted to permanent financing, loan charge-offs and changes in the Company's underwriting standards for these types of loans, which has decreased the level of construction and land development loan originations.

Loan originations decreased to $133.24 million for the nine months ended June 30, 2010 from $236.99 million for the nine months ended June 30, 2009, primarily due to a decrease in the demand for single family home loan refinances. The Company continued to sell longer-term fixed rate loans for asset liability management purposes and to generate non-interest income. The Company sold fixed rate one- to four-family mortgage loans totaling $43.72 million for the nine months ended June 30, 2010 compared to $140.88 million for the nine months ended June 30, 2009.

For additional information, see Note 5 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Premises and Equipment: Premises and equipment decreased by $517,000, or 2.9%, to $17.53 million at June 30, 2010 from $18.05 million at September 30, 2009. The decrease was primarily a result of depreciation.

Other Real Estate Owned ("OREO"): OREO and other repossessed assets increased by $4.77 million, or 58.3%, to $12.96 million at June 30, 2010 from $8.19 million at September 30, 2009. At June 30, 2010, OREO consisted of 28 individual properties and two other repossessed assets. The properties consisted of two condominium projects totaling $3.95 million, three land development projects totaling $3.65 million, ten single family homes totaling $2.88 million, ten land parcels totaling $1.34 million and three commercial real estate properties totaling $1.13 million.

Goodwill and CDI: The value of goodwill at $5.65 million at June 30, 2010 remained unchanged from September 30, 2009. The amortized value of the CDI decreased to $612,000 at June 30, 2010 from $755,000 at September 30, 2009. The decrease was attributable to scheduled amortization of the CDI.

Prepaid FDIC Insurance Assessment: The prepaid FDIC insurance assessment increased to $3.57 million at June 30, 2010 due to the FDIC's new requirement to prepay three year's worth of estimated insurance fees on December 31, 2009.

Deposits: Deposits increased by $62.32 million, or 12.3%, to $567.99 million at June 30, 2010 from $505.66 million at September 30, 2009. The increase was primarily a result of a $37.40 million increase in N.O.W. checking account balances, a $23.65 million increase in CD account balances, a $7.53 million increase in savings account balances and a $1.72 million increase in non-interest bearing account balances. These increases were partially offset by a $7.97 million decrease in money market account balances. The increase in N.O.W. account balances was primarily a result of the Company's checking account promotions. The increase in CD account balances was primarily a result of increased demand for CD accounts by customers in the Company's market areas. The Company experienced deposit inflows due to a number of customers transferring funds from other financial institutions during the nine months ended June 30, 2010.

FHLB Advances and Other Borrowings: FHLB advances and other borrowings decreased by $30.00 million, or 28.6%, to $75.00 million at June 30, 2010 from $105.00 million at September 30, 2009 as the Bank used a portion of its liquid assets to repay maturing FHLB advances and FRB borrowings. For additional information, see "Borrowing Maturity Schedule" set forth below.

Shareholders' Equity: Total shareholders' equity decreased by $1.52 million, or 1.7%, to $85.68 million at June 30, 2010 from $87.20 million at September 30, 2009. The decrease was primarily due to a $2.15 million net loss and the payment and accrual of $907,000 in dividends to common and preferred shareholders and was partially offset by a $1.28 million reduction in the accumulated other comprehensive loss equity component, due to a reduction in unrealized losses on investment securities.

As previously noted, in May 2010, the FRB denied the Company's request to pay cash dividends on its outstanding Series A Preferred Stock held by the Treasury. Cash dividends on the Series A Preferred Stock are cumulative and accrue and compound on each subsequent date. Accordingly, during the deferral period, the Company will continue to accrue, and reflect in the condensed consolidated financial statements, the deferred dividends on the outstanding Series A Preferred Stock.

As a result of not receiving permission from the FRB, the Company did not make the May 2010 dividend payment as of June 30, 2010. At June 30, 2010, the
Company had unpaid preferred stock dividends in arrears of $208,000.   If the
Company does not make six quarterly dividend payments on the Series A Preferred Stock, whether or not consecutive, the Treasury will have the right to appoint two directors to the Company's board of directors until all accrued but unpaid dividends have been paid.

In May 2010, the FRB denied the Company's request to pay cash dividends on its common stock. The Company's ability to pay dividends with respect to common stock is subject to obtaining approval from the FRB and the Treasury and is restricted until the obligations under the Series A Preferred Stock are brought current.

Non-performing Assets: Non-performing assets consist of non-accrual loans, non-accrual investment securities, and OREO and other repossessed assets. At June 30, 2010, four loans totaling $1.20 million were 90 days or more past due and still accruing interest. At September 30, 2009, five loans totaling $796,000 were 90 days or more past due and still accruing interest. Non-performing assets to total assets decreased to 5.12% at June 30, 2010 from 5.41% at September 30, 2009, as non-accrual loans decreased by $8.26 million. Offsetting this decrease to non-performing assets was $4.77 million increase to OREO and other repossessed assets and a $3.01 million increase to non-accrual investment securities.

Total non-performing loans of $21.03 million at June 30, 2010 were comprised of 66 loans and 44 credit relationships. Included in these non-performing loans at June 30, 2010 were:
     * Seven commercial real estate loans totaling $4.96 million (of which the largest had a balance of $2.84 million)
     * 22 land loans totaling $4.85 million (of which the largest had a balance of $835,000)
     * 12 single family home loans totaling $3.46 million (of which the largest had a balance of $722,000)
     * Seven land development loans totaling $3.21 million (of which the largest had a balance of $1.49 million)
     * Seven single family speculative home loans totaling $2.08 million (of which the largest had a balance of $767,000)
     * Two condominium construction loans totaling $1.93 million (of which the largest had a balance of $1.60 million)
     *    One single family construction loan with a balance of $274,000
     *    Four home equity loans totaling $114,000
     *    Two commercial business loans totaling $98,000
     *    Two consumer loans totaling $64,000

The Company had net charge-offs totaling $11.82 million for the nine months ended June 30, 2010 compared to $2.98 million for the nine months ended June 30, 2009. The charge-offs during the nine months ended June 30, 2010 were primarily associated with construction loans and land loans. In recognition of a real estate market that reflected lower valuations during the period net charge-offs consisted of the following:
     *    $4.48 million on land development loans
     *    $2.86 million on land loans
     *    $1.73 million on condominium construction loans
     *    $1.41 million on commercial real estate loans
     *    $547,000 on single-family construction loans
     *    $313,000 on single-family speculative construction loans
     *    $319,000 on home equity and consumer loans
     *    $162,000 on single family loans

For additional information, see Note 5 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Deposit Breakdown
-----------------
The following table sets forth the composition of the Company's deposit balances.

                                                 At                  At
                                            June 30, 2010   September 30, 2009
                                            -------------   ------------------
                                                   (In thousands)

Non-interest bearing                          $ 52,018          $ 50,295
N.O.W. checking                                154,753           117,357
Savings                                         66,134            58,609
Money market accounts                           54,506            62,478
CDs under $100                                 148,864           135,242
CDs $100 and over                               91,710            77,926
CDs   brokered                                     - -             3,754
                                              --------          --------
Total deposits                                $567,985          $505,661
                                              ========          ========


Borrowing Maturity Schedule
---------------------------
The Company has short- and long-term borrowing lines with the FHLB of Seattle with total credit on the lines equal to 30% of the Bank's total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. FHLB advances consisted of the following:

                                        At June 30,         At September 30,
                                           2010                  2009
                                    ------------------     ------------------
                                    Amount     Percent     Amount     Percent
                                    ------------------     ------------------
                                            (Dollars in thousands)

Short-term                         $   - -        - -%     $   - -       - -%
Long-term                           75,000      100.0       95,000     100.0
                                   -------      -----      -------     -----

Total FHLB advances                $75,000      100.0%     $95,000     100.0%
                                   =======      =====      =======     =====


The long-term borrowings mature at various dates through September 2017 and
bear interest at rates ranging from 3.49% to 4.66%.   The weighted average
interest rate on FHLB borrowings at June 30, 2010 was 4.03%. Principal reduction amounts due for future years ending September 30 are as follows (in thousands):

Remainder of 2010   $   - -
2011                 20,000
2012                 10,000
2013                    - -
2014                    - -
Thereafter           45,000
                    -------
Total               $75,000
                    =======

A portion of these advances have a putable feature and may be called by the FHLB earlier than the above schedule indicates.

The Company also maintains a short-term borrowing line with the Federal Reserve Bank of San Francisco with total credit based on eligible collateral. As of June 30, 2010, the Company had a borrowing line capacity of $40.18 million of which the Company did not have an amount outstanding. As of September 30, 2009 the Company had $10.00 million outstanding on the borrowing line with the Federal Reserve Bank of San Francisco.

The Company has also been approved for a $10.00 million overnight borrowing line with Pacific Coast Bankers Bank ("PCBB"). The borrowing line may be reduced or withdrawn at any time and must be collateralized. As of June 30, 2010 and September 30, 2009, the Company did not have any outstanding advances on this borrowing line. As of June 30, 2010 and September 30, 2009, the Company did not have any collateral pledged for this borrowing line.


Comparison of Operating Results for the Three and Nine Months Ended June 30, 2010 and 2009

The Company reported net income of $804,000 for the quarter ended June 30, 2010 compared to net income of $1.06 million for the quarter ended June 30, 2009. Net income available to common shareholders after adjusting for the preferred stock dividend and the preferred stock discount accretion was $543,000 for the quarter ended June 30, 2010 compared to $769,000 for the quarter ended June 30, 2009. The decrease in net income was primarily a result of decreased non-interest income during the current period. Diluted earnings per common share were $0.08 for the quarter ended June 30, 2010 compared to $0.12 for the quarter ended June 30, 2009.

The Company reported a net loss of $(2.15 million) for the nine months ended June 30, 2010 compared to net income of $27,000 for the nine months ended June 30, 2009. Net loss to common shareholders after adjusting for the preferred stock dividend and the preferred stock discount accretion was $(2.93 million) for the nine months ended June 30, 2010 compared to a net loss of $(489,000) for the nine months ended June 30, 2009. The increased loss was primarily a result of increased provisions for loan losses, decreased non-interest income and increased non-interest expenses. Loss per diluted common share was $(0.44) for the nine months ended June 30, 2010 compared to a loss per diluted common share of $(0.07) for the nine months ended June 30, 2009.

A more detailed explanation of the income statement categories is presented below.

Net Income (Loss): Net income for the quarter ended June 30, 2010 decreased by $254,000, or 24.0%, to $804,000 from net income of $1.06 million for the quarter ended June 30, 2009. Net income available to common shareholders after adjusting for preferred stock dividends of $208,000 and preferred stock discount accretion of $53,000 was $543,000, or $0.08 per diluted common share for the quarter ended June 30, 2010, compared to $769,000, or $0.12 per diluted common share, for the quarter ended June 30, 2009.

The $0.04 decrease in income per diluted common share was primarily the result of a $733,000 ($484,000 net of income tax - $0.07 per diluted common share) decrease in non-interest income and a $49,000 ($32,000 net of income tax - $0.01 per diluted common share) increase non-interest expense. These decreases to earnings per diluted common share were partially offset by a $250,000 ($165,000 net of income tax - $0.02 per diluted common share) decrease in the provision for loan losses and a $199,000 ($131,000 net of income tax - $0.02 per diluted common share) increase in net interest income.

The Company reported a net loss for the nine months ended June 30, 2010 of $(2.15 million) compared to net income of $27,000 for the nine months ended June 30, 2009. Net loss to common shareholders after adjusting for preferred stock dividends of $624,000 and preferred stock discount accretion of $156,000 was $(2.93 million), or $(0.44) per diluted common share for the nine months ended June 30, 2010, compared to a net loss to common shareholders of $(489,000), or $(0.07) per diluted common share for the nine months ended June 30, 2009.

The $0.37 increase in loss per diluted common share for the nine months ended June 30, 2010 was primarily the result of a $1.26 million ($832,000 net of income tax - $0.12 per diluted common share) increase in non-interest expenses, a $1.15 million ($760,000 net of income tax - $0.12 per diluted common share) decrease in non-interest income, a $1.05 million ($696,000 net of income tax - $0.11 per diluted common share) increase in the provision for loan losses and a $264,000 increase in preferred stock dividends accrued and preferred stock accretion which increased the net loss to common shareholders by approximately $0.04 per diluted common share. These increases to the loss per diluted common share were partially offset by a $155,000 ($102,000 net of income tax - $0.02 per diluted common share) increase to net interest income.

Net Interest Income:   Net interest income increased by $199,000, or 3.2%, to
$6.39 million for the quarter ended June 30, 2010 from $6.19 million for the quarter ended June 30, 2009. The increase in net interest income was primarily attributable to an increased level of average interest earning assets which was partially offset by margin compression due to an increased level of relatively low yielding cash equivalents and other liquid assets.

Total interest and dividend income decreased by $509,000 or 5.3%, to $9.10 million for the quarter ended June 30, 2010 from $9.61 million for the quarter ended June 30, 2009 as the yield on interest earning assets decreased to 5.49% from 5.99%. The decrease in the weighted average yield on interest earning assets was primarily a result of an increase in the amount of lower yielding cash equivalents and other liquid assets and a change in the composition of the loan portfolio as the level of higher yielding construction loans decreased. Total interest expense decreased by $708,000, or 20.7%, to $2.71 million for the quarter ended June 30, 2010 from $3.42 million for the quarter ended June 30, 2009 as the average rate paid on interest bearing liabilities decreased to 1.86% for the quarter ended June 30, 2010 from 2.51% for the quarter ended June 30, 2009. The decrease in funding costs was primarily a result of a decrease in overall market rates and a decrease in the level of average FHLB advances. The net interest margin decreased to 3.85% for the quarter ended June 30, 2010 from 3.86% for the quarter ended June 30, 2009. The reversal of interest income on loans placed on non-accrual status during the quarter ended June 30, 2010 reduced the net interest margin by approximately eight basis points.

Net interest income increased by $155,000, or 0.8%, to $19.23 million for the nine months ended June 30, 2010 from $19.07 million for the nine months ended June 30, 2009. The increase in net interest income was primarily attributable to an increased level of average interest earning assets which was partially offset by margin compression due to an increased level of relatively low yielding cash equivalents and other liquid assets.

Total interest and dividend income decreased by $1.84 million or 6.2%, to $27.60 million for the nine months ended June 30, 2010 from $29.44 million for the nine months ended June 30, 2009 as the yield on interest earning assets decreased to 5.61% from 6.23%. The decrease in the weighted average yield on interest earning assets was primarily a result of an increase in the amount of lower yielding cash equivalents and other liquid assets and a change in the composition of the loan portfolio as the level of higher yielding construction loans decreased. Total interest expense decreased by $1.99 million, or 19.2%, to $8.37 million for the nine months ended June 30, 2010 from $10.36 million for the nine months ended June 30, 2009 as the average rate paid on interest bearing liabilities decreased to 1.96% for the nine months ended June 30, 2010 from 2.58% for the nine months ended June 30, 2009. The decrease in funding costs was primarily a result of a decrease in overall market rates and a decrease in the level of average FHLB advances. The net interest margin decreased to 3.91% for the nine months ended June 30, 2010 from 4.03% for the nine months ended June 30, 2009. The margin compression was primarily due to an increased level of liquid assets with lower yields and the reversal of interest income on loans placed on non-accrual status during the nine months ended June 30, 2010. The reversal of interest income on loans placed on non-accrual status during the nine months ended June 30, 2010 reduced the net interest margin by approximately 13 basis points.

Average Balances, Interest and Average Yields/Cost The following tables sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts (in thousands) of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented.


                                       Three Months Ended June 30,
                         ----------------------------------------------------
                                    2010                       2009
                         ------------------------   -------------------------
                                  Interest                   Interest
                         Average     and    Yield/  Average    and      Yield/
                         Balance  Dividends  Cost   Balance  Dividends   Cost
                         -------  ---------  ----   -------  ---------   ----
Interest-earning
assets: (1)
 Loans receivable (2)   $552,055   $8,764    6.35%  $562,105  $9,240     6.58%
 Mortgage-backed and
  investment securities   16,822      239    5.68     23,758     322     5.42
 FHLB stock and equity
  securities               6,676        9    0.54      6,658       9     0.54
 Federal funds sold            -        -       -     15,684       8     0.20
 Interest-bearing
  deposits                87,958       90    0.41     33,263      32     0.39
                        --------   ------           --------  ------
    Total interest-
     earning assets      663,511    9,102    5.49    641,468   9,611     5.99
Non-interest-earning
 assets                   57,490                      46,943
                        --------                    --------
    Total assets        $721,001                    $688,411
                        ========                    ========
Interest-bearing
 liabilities:
 Savings accounts         64,965      115    0.71     54,978      97     0.71
 Money market accounts    57,163      148    1.04     61,453     250     1.63
 NOW accounts            148,660      488    1.32     99,928     268     1.08
 Certificates of
  deposit                237,397    1,199    2.03    234,615   1,825     3.12
 Short-term
  borrowings (3)             859        1    0.32        612       1     0.05
 Long-term
  borrowings (4)          75,000      760    4.06     95,000     978     4.13
                        --------   ------           --------  ------
    Total interest-
     bearing
     liabilities         584,044    2,711    1.86    546,586   3,419     2.51
                                   ------                     ------
Non-interest-bearing
 liabilities              51,856                      53,392
                        --------                    --------
    Total liabilities    635,900                     599,978
Shareholders' equity      85,101                      88,433
                        --------                    --------
    Total liabilities
     and shareholders'
     equity             $721,001                    $688,411
                        ========                    ========

Net interest income                $6,391                     $6,192
                                   ======                     ======
Interest rate spread                         3.63%                       3.48%
                                           ======                      ======
Net interest margin (5)                      3.85%                       3.86%
                                           ======                      ======
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities                               113.61%                     117.36%
                                           ======                      ======

---------------
(1) Interest yield on loans and mortgage-backed securities is calculated assuming a 30/360 basis; interest yield on all other categories is based on daily interest basis.
(2) Average balances include non-accrual loans.
(3) Includes FHLB, FRB and PCBB advances with original maturities of less than one year and other short-term borrowings-repurchase agreements.
(4) Includes FHLB advances with original maturities of one year or greater.
(5) Net Interest income divided by total average interest earning assets.

                                       Nine Months Ended June 30,
                         ----------------------------------------------------
                                    2010                       2009
                         ------------------------   -------------------------
                                  Interest                   Interest
                         Average     and    Yield/  Average    and      Yield/
                         Balance  Dividends  Cost   Balance  Dividends   Cost
Interest-earning         -------  ---------  ----   -------  ---------   ----
assets: (1)
Loans receivable(2)     $558,587  $26,661    6.38%  $565,274  $28,229    6.68%
Mortgage-backed and
 investment securities    18,045      695    5.14     26,893    1,081    5.36
FHLB stock and equity
 securities                6,672       27    0.52      6,650       29    0.58
Federal funds sold             -        -       -     11,666       36    0.41
Interest-bearing
 deposits                 72,543      218    0.40     19,938       62    0.42
                        --------  -------           --------  -------
Total interest-earning
 assets                  655,847   27,601    5.61    630,421   29,437    6.23
Non-interest-earning
 assets                   55,704                      46,388
                        --------                    --------

Total assets             711,551                     676,809
                        ========                    ========
Interest-bearing
 liabilities:
Savings accounts          62,596      333    0.71     55,108      291    0.71
Money market accounts     61,403      544    1.18     61,367      821    1.79
NOW accounts             136,403    1,324    1.30     93,775      694    0.99
Certificates of deposit  232,598    3,785    2.18    228,512    5,515    3.23
Short-term
 borrowings (3)            1,037        3    0.39        674        1    0.12
Long-term
 borrowings (4)           78,315    2,384    4.07     97,280    3,042    4.18
                        --------  -------           --------  -------
Total interest-bearing
 liabilities             572,352    8,373    1.96    536,716   10,364    2.58
                                  -------                     -------
Non-interest-bearing
 liabilities              52,467                      54,648
                        --------                    --------
Total liabilities        624,819                     591,364

Shareholders' equity      86,732                      85,445
                        --------                    --------
Total liabilites and
 shareholders' equity   $711,551                    $676,809
                        ========                    ========

Net interest income               $19,228                     $19,073
                                  =======                     =======
Interest rate spread                         3.65%                       3.64%
                                           ======                      ======
Net interest margin (5)                      3.91%                       4.03%
                                           ======                      ======
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities                               114.59%                     117.46%
                                           ======                      ======
----------------
(1) Interest yield on loans and mortgage-backed securities is calculated assuming a 30/360 basis; interest yield on all other categories is based on daily interest basis.
(2) Average balances include non-accrual loans.
(3) Includes FHLB, FRB and PCBB advances with original maturities of less than one year and other short-term borrowings - repurchase agreements.
(4) Includes FHLB advances with original maturities of one year or greater.
(5) Net Interest income divided by total average interest earning assets.

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




                                    Three months ended June 30, 2010      Nine months ended June 30, 2010
                                         compared to three months               compared to nine months
                                         ended June 30, 2009                     ended June 30, 2009
                                          increase (decrease)                    increase (decrease)
                                                due to                                due to
                                                ------                                ------
                                      Rate     Volume    Net Change          Rate     Volume     Net Change
                                     ------    ------    ----------         ------    ------     ---------
                                                                 (In thousands)
Interest-earning assets:
 Loans receivable (1)                 $(313)   $(163)     $(476)            $(1,237)    $(331)    $(1,568)
 Investments and
  mortgage-backed
  securities                             15      (98)       (83)                (43)     (343)       (386)
 FHLB stock and
  equity securities                      --       --        - -                  (2)       --          (2)
 Federal funds sold                      --       (8)        (8)                 --       (36)        (36)
 Interest-bearing
  deposits                                2       56         58                  (3)      159         156
                                      -----    -----      -----             -------     -----     -------
 Total net decrease
  in income on interest-
  earning assets                       (296)    (213)      (509)             (1,285)     (551)     (1,836)
                                      -----    -----      -----             -------     -----     -------

Interest-bearing liabilities:
 Savings accounts                        --       18         18                   3        39          42
 NOW accounts                            69      151        220                 256       374         630
 Money market accounts                  (85)     (17)      (102)               (277)       --        (277)
 CD accounts                           (648)      22       (626)             (1,832)      102      (1,730)
 Short-term borrowings                  - -       --        - -                  --        2            2
 Long-term borrowings                   (16)    (202)      (218)                (79)     (579)       (658)
                                      -----    -----      -----             -------     -----     -------

Total net decrease
 in expense on interest-
 bearing liabilities                   (680)     (28)      (708)             (1,929)      (62)     (1,991)
                                      -----    -----      -----             -------     -----     -------

Net increase (decrease) in
 net interest income                  $ 384    $(185)     $ 199             $   644     $(489)    $   155
                                      =====    =====      =====             =======     =====     =======

(1) Excludes interest on loans on non-accrual status.  Includes loans originated for sale.


Provision for Loan Losses: The provision for loan losses decreased $250,000, or 25.0%, to $750,000 for the quarter ended June 30, 2010 from $1.00 million for the quarter ended June 30, 2009. Net charge-offs during the three months ended June 30, 2010 exceeded the quarterly provision expense primarily due to the charge-off of $5.1 million in impairments previously identified and factored into prior quarter's provisions. The decrease in provisions for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily due to a decreased level of non-performing loans and a decrease in the Bank's construction and land development loan portfolio.

The provision for loan losses increased $1.06 million, or 14.1%, to $8.55 million for the nine months ended June 30, 2010 from $7.49 million for the nine months ended June 30, 2009. The increased provisions for the nine months ended June 30, 2010 were primarily the result of an increase in the level of net charge-offs, and uncertainties in real estate values in certain market areas of the Pacific Northwest.

The Company has established a comprehensive methodology for determining the provision for loan losses. On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio. The factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses. Management's analysis for the three and nine months ended June 30, 2010, also placed greater emphasis on the Company's construction and land development loan portfolio and the effect of various factors such as geographic and loan type concentrations. Based on its comprehensive analysis, management believes the allowance for loan losses of $10.90 million at June 30, 2010 (2.00% of loans receivable and loans held for sale and 51.8% of non-performing loans) is adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. The aggregate principal impairment amount determined at June 30, 2010 was $495,000. The allowance for loan losses was $12.44 million (2.23% of loans receivable and 49.5% of non-performing loans) at June 30, 2009. The Company had net charge-offs of $11.82 million during the nine months ended June 30, 2010 and net charge-offs of $2.98 million for the nine months ended June 30, 2009.

Non-accrual and 90 day past due loans decreased $7.85 million to $22.23 million at June 30, 2010 from $30.08 million at September 30, 2009. For additional information, see the section entitled "Non-performing Assets" included herein.

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

Non-interest Income: Total non-interest income decreased $733,000, or 27.4%, to $1.94 million for the quarter ended June 30, 2010 from $2.67 million for the quarter ended June 30, 2009. This decrease was primarily a result of a $932,000 decrease in gains on sale of loans. The decreased income from loan sales was primarily a result of a decrease in the dollar value of residential mortgage loans sold in the secondary market during the three months ended June 30, 2010. The sale of fixed rate one-to four-family mortgage loans totaled $11.40 million for the three months ended June 30, 2010 compared to $69.62 million for the three months ended June 30, 2009. The higher loan sales during the three months ended June 30, 2009 was primarily due to increased refinancing activity that was attributable to low interest rates for 30-year fixed rates loans. Partially offsetting this decrease to non-interest income was a $22,000 valuation recovery on MSRs for the quarter ended June 30, 2010 compared to a $169,000 valuation write down allowance on MSRs for the quarter ended June 30, 2009.

Total non-interest income decreased by $1.15 million, or 21.0%, to $4.34 million for the nine months ended June 30, 2010 from $5.49 million for the nine months ended June 30, 2009. This decrease was primarily a result of a $1.48 million decrease in gains on sale of loans and a $132,000 decrease in BOLI income. The decreased income from loan sales was primarily a result of a decrease in the dollar value of residential mortgage loans sold in the secondary market during the nine months ended June 30, 2010. The sale of fixed rate one-to four-family mortgage loans totaled $43.72 million for the nine months ended June 30, 2010 compared to $141.18 million for the nine months ended June 30, 2009. The higher loan sales during the nine months ended June 30, 2009 was primarily due to increased refinancing activity that was attributable to lower interest rates for 30-year fixed rates loans. The higher BOLI income for the nine months ended June 30, 2009 was primarily due to a $134,000 non-recurring gain associated with transferring a portion of the BOLI portfolio to a new insurance company. Partially offsetting these decreases to non-interest income was a $267,000 increase in ATM transaction fees and a $203,000 decrease in the net OTTI loss on investment securities. Also impacting the comparison was a $169,000 valuation write-down allowance on MSRs for the nine months ended June 30, 2009.

Non-interest Expense: Total non-interest expense increased by $49,000, or 0.8%, to $6.42 million for the quarter ended June 30, 2010 from $6.37 million
for the quarter ended June 30, 2009.   This increase was primarily a result of
a $198,000 increase in salaries and employee benefits expense, which was partially offset by an $83,000 decrease in FDIC insurance expense and a $73,000 decrease in postage and courier expenses. The increase in salaries and employee benefit expense was primarily a result of a decreased level of loan originations. Under GAAP, the portion of a loan origination fee that is attributable to the estimated employee costs to generate the loan is recorded as a reduction to salaries and employee benefit expense. With the decrease in loan originations, the loan originations fees that reduced salaries and employee benefits expense decreased by $200,000 during the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009. The decrease in FDIC insurance expense was primarily due to the special assessment of $300,000 that the Bank paid during the quarter ended June 30, 2009.

Total non-interest expense increased by $1.26 million, or 7.3%, to $18.61 million for the nine months ended June 30, 2010 from $17.35 million for the nine months ended June 30, 2009. This increase was primarily a result of a $737,000 increase in FDIC insurance expense, a $221,000 increase in the Company's general liability insurance expense, a $215,000 increase in OREO and other repossessed items expense and a $201,000 increase in salaries and employee benefits expense. The increase in FDIC insurance expense was primarily due to increased assessment rates and a non-recurring accrual adjustment which increased the expense for the nine months ended June 30, 2010 by $400,000. Without the non-recurring adjustment the FDIC insurance expense would have been $923,000 for the nine months ended June 30, 2010 compared to $586,000 for the nine months ended June 30, 2009. The increase in general liability insurance cost was primarily due to increased insurance costs for financial institutions in this economic cycle. The increase in OREO related expenses was primarily a result of valuation write-downs based on updated appraisals received for several Bank owned properties.

Provision (Benefit) for Income Taxes: The provision for income taxes decreased $79,000 to $356,000 for the quarter ended June 30, 2010 from $435,000 for the quarter ended June 30, 2009 primarily as a result of decreased income before income taxes. The Company's effective tax rate was 30.7% for the quarter ended June 30, 2010 and 29.1% for the quarter ended June 30, 2009. The benefit for income taxes increased by $1.13 million to $1.44 million for the nine months ended June 30, 2010 from a net benefit of $305,000 for the nine months ended June 30, 2009 primarily as a result of an increased loss before taxes.


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

An analysis of liquidity should include a review of the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2010. The Condensed Consolidated Statement of Cash Flows includes operating, investing and financing categories. Operating activities include net loss, which is adjusted for non-cash items, and increases or decreases in cash due to changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchases of securities, and the net change in loans. Financing activities present the cash flows associated with the Company's deposit accounts, other borrowings and stock related transactions.

The Company's total cash and cash equivalents increased by $28.79 million, or 43.3% to $95.26 million at June 30, 2010 from $66.46 million at September 30, 2009. The increase in liquid assets was primarily reflected in an increase in interest bearing deposits in other banks.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2010, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 19.34%. The Bank maintained an uncommitted credit facility with the FHLB of Seattle that provided for immediately available advances up to an aggregate amount equal to 30% of total assets, limited by available collateral, under which $75.00 million was outstanding and $99.79 million was available for additional borrowings at June 30, 2010. The Bank also maintains a short-term borrowing line with the Federal Reserve Bank with total credit based on eligible collateral. At June 30, 2010, the Bank had $40.18 million available for borrowings with the Federal Reserve Bank and there was no outstanding balance on this borrowing line. The Bank has also been approved for a $10.00 million overnight borrowing line with PCBB, which must be collateralized. At June 30, 2010, the Bank had not pledged any collateral for this borrowing line and there was no outstanding balance.

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

The Bank's primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, land loans, consumer loans, and commercial business loans. At June 30, 2010, the Bank had loan commitments totaling $43.34 million and undisbursed loans in process totaling $15.78 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. CDs that are scheduled to mature in less than one year from June 30, 2010 totaled $186.65 million. Historically, the Bank has been able to retain a significant amount of its non-brokered certificates of deposit as they mature. At June 30, 2010, the Bank had no brokered deposits.

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

At June 30, 2010, the Bank was in compliance with all applicable capital requirements.

The following table compares the Company's and the Bank's actual capital amounts at June 30, 2010 to its minimum regulatory capital requirements at that date (dollars in thousands):

                                                             To Be Well
                                                             Capitalized
                                          Capital            Under Prompt
                                          Adequacy           Corrective Action
                        Actual            Purposes           Provisions
                        --------------    --------------     --------------
                        Amount   Ratio    Amount   Ratio     Amount   Ratio
                        ------   -----    ------   -----     ------   -----

Tier 1 leverage capital:
  Consolidated          $80,417  11.25%   $28,601   4.00%     N/A       N/A
  Timberland Bank (1)    72,524  10.22     70,988  10.00     $70,988   10.00%

Tier 1 risk adjusted
 capital:
  Consolidated           80,417  14.70     21,855   4.00      N/A       N/A
  Timberland Bank (1)    72,524  13.28     32,764   6.00      32,764    6.00

Total risk  based
 capital
  Consolidated           87,306  15.96     43,771   8.00      N/A       N/A
  Timberland Bank (1)    79,400  14.54     54,607  10.00      54,607   10.00

------------
(1) Reflects the higher Tier 1 leverage capital ratio that the Bank is required to comply with under terms of the Bank MOU with the FDIC and the Division. Also reflects that the Bank is required to maintain Tier 1 risk adjusted capital ratio and Total risk-based capital ratio at or above the "well capitalized" thresholds under the terms of the Bank MOU.

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                         KEY FINANCIAL RATIOS AND DATA
                 (Dollars in thousands, except per share data)


                                      Three Months Ended     Nine Months Ended
                                            June 30,              June 30,
                                         2010      2009       2010       2009
                                         --------------       ---------------

PERFORMANCE RATIOS:
Return (loss) on average assets (1)     0.45%      0.61%     (0.40%)     0.01%
Return (loss) on average equity (1)     3.78%      4.79%     (3.31%)     0.04%
Net interest margin (1)                 3.85%      3.86%      3.91%      4.03%
Efficiency ratio                       77.08%     71.88%     78.97%     70.64%

                                               At               At         At
                                          June 30,    September 30,   June 30,
                                             2010             2009       2009
                                          -----------------------------------
ASSET QUALITY RATIOS:
Non-performing loans                      $21,031         $29,287     $25,113
Non-performing investment securities        3,482             477         175
OREO & other repossessed assets            12,957           8,185       7,698
                                          -------         -------     -------
Total non-performing assets (2)           $37,470         $37,949     $32,986
                                          =======         =======     =======

Non-performing assets to total assets (2)    5.12%           5.41%       4.88%
Allowance for loan losses to non-
 performing loans                              52%             48%         50%
Allowance for loan losses to total loans     2.00%           2.52%       2.23%
Troubled debt restructured loans (3)      $14,359         $ 9,492     $   - -
Past due 90 day and still accruing        $ 1,198         $   796     $   830

Book Values:
Book value per common share               $  9.93         $ 10.17     $ 10.39
Less: goodwill and core deposit
 intangible                                  0.89            0.91        1.06
                                          -------         -------     -------
Tangible book value per common share (4)  $  9.04         $  9.26     $  9.33
                                          =======         =======     =======
------------
(1)  Annualized
(2) Non-performing assets include non-accrual loans, non-accrual investment securities, other real estate owned and other repossessed assets
(3) At June 30, 2010, $5,464 of the $14,359 in troubled debt restructured loans were on non-accrual status and included in non-performing loans. At September 30, 2009, all troubled debt restructured loans were on non-accrual status and included in total non-performing loans.
(4) Calculation subtracts goodwill and core deposit intangible from the equity component

                                      Three Months Ended     Nine Months Ended
                                            June 30,              June 30,
                                         2010      2009       2010       2009
                                         --------------       ---------------
AVERAGE BALANCE SHEET:
Average total loans                    $552,055  $562,105   $558,587  $565,274
Average total interest earning assets
 (1)                                    663,511   641,468    655,847   630,421
Average total assets                    721,001   688,411    711,551   676,809
Average total interest bearing
 deposits                               508,185   450,974    492,999   438,762
Average FHLB advances & other
 borrowings                              75,859    95,612     79,352    97,954
Average shareholders' equity             85,101    88,433     86,732    85,445

-------------
(1) Includes loans on non-accrual status

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There were no material changes in information concerning market risk from the information provided in the Company's Form 10-K for the fiscal year ended September 30, 2009.


Item 4T.  Controls and Procedures
---------------------------------

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange
     Act) that occurred during the quarter ended Jume 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.


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

On May 17, 2010, the FRB denied the Company's request to pay dividends on its Series A Preferred Stock (issued under TARP) and its common stock for the March 31, 2010 quarter. There can be no assurance that our regulators will approve such payments or dividends in the future. The Company may not declare or pay dividends on its common stock or, with certain exceptions, repurchase common stock without first having paid all cumulative preferred dividends that are due. If dividends on the Series A Preferred Stock are not paid for six quarters, whether or not consecutive, the Treasury has the right to appoint two members to the Board of Directors of the Company.

Financial reform legislation recently enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, one year after the date of enactment a provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company's interest expense and deposit balances.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company's proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions such as the Bank, with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
---------------------------------------------------------------------
     Not applicable

Item 3.   Defaults Upon Senior Securities
-----------------------------------------
     See discussion in Item 2 of Part 1 with respect to cumulative preferred stock dividends in arrears, which discussion is incorporated here by reference.

Item 4. Removed and Reserved
----------------------------


Item 5.  Other Information
--------------------------
None to be reported.


Item 6.   Exhibits
------------------
     (a)  Exhibits
          3.1    Articles of Incorporation of the Registrant (1)
          3.2 Certificate of Designation relating to the Company's Fixed Rate Cumulative Perpetual Preferred Stock Series A (2)
          3.3    Bylaws of the Registrant (1)
          3.4    Amendment to Bylaws (3)
          4.1 Warrant to purchase shares of Company's common stock dated December 23, 2008 (2)
          4.2 Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated December 23, 2008 between the Company and the United States Department of the Treasury (2)
          10.1   Employee Severance Compensation Plan, as revised (4)
          10.2   Employee Stock Ownership Plan (4)
          10.3   1999 Stock Option Plan (5)
          10.4   Management Recognition and Development Plan (5)
          10.5   2003 Stock Option Plan (6)
          10.6   Form of Incentive Stock Option Agreement (7)
          10.7   Form of Non-qualified Stock Option Agreement (7)
          10.8   Form of Management Recognition and Development Award
                 Agreement (7)
          10.9 Employment Agreement between the Company and the Bank and Michael R. Sand (8)
          10.10 Employment Agreement between the Company and the Bank and Dean J. Brydon (8)
          10.11  Form of Compensation Modification Agreements (2)
          31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act
          31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act
          32 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act
          -------------
         (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (333- 35817).
         (2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 23, 2008.
         (3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2002.
         (4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997; and to the Registrant's Current Report on Form 8-K dated April 13, 2007, and to the Registrant's Current Report on Form 8-K dated December 18, 2007.
         (5) Incorporated by reference to the Registrant's 1999 Annual Meeting Proxy Statement dated December 15, 1998.

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

                                         Timberland Bancorp, Inc.

                                            /s/Michael R. Sand
Date:   August 6, 2010                  By: ------------------------------
                                            Michael R. Sand
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                            /s/Dean J. Brydon
Date:   August 6, 2010                  By: ------------------------------
                                            Dean J. Brydon
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit No.                 Description of Exhibit

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act