Form 10-K
period 2010-09-30
TIMBERLAND BANCORP INC
filed 2010-12-10
CIK 1046050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended September 30, 2010                OR

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

Securities registered pursuant to Section 12(g) of the Act:         None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.    YES      NO  X
                                                 ----     ----

Indicate by check mark if the Registrant is not required to file reports
pursuant to Section 13 of Section 15(d) of the Act.  YES      NO  X
                                                        ----    ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X    NO
                                                   ----     ----

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files)   YES      NO
                                                                ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                              -----

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

       Large accelerated filer                 Accelerated filer
                               -----                             -----
       Non-accelerated filer                   Smaller reporting company   X
                               -----                                     -----

Indicate by check mark whether the Registrant is a shell company (as defined
in Rule 12b-2 of the Act).  YES       NO   X
                               ----      ----

As of November 30, 2010, the Registrant had 7,045,036 shares of common stock issued and outstanding. The aggregate market value of the common stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the NASDAQ Global Market on March 31, 2010, was $28.2 million (7,045,036 shares at $4.00). For purposes of this calculation, common stock held by officers and directors of the Registrant and the Timberland Bank Employee Stock Ownership Plan and Trust are considered nonaffiliates.

                        DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (Part III).

                              TIMBERLAND BANCORP, INC.
                          2010 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS


PART I.                                                               Page

   Item 1. Business
     General. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
     Corporate Developments and Overview. . . . . . . . . . . . . . .   1
     Market Area. . . . . . . . . . . . . . . . . . . . . . . . . . .   2
     Lending Activities . . . . . . . . . . . . . . . . . . . . . . .   4
     Investment Activities. . . . . . . . . . . . . . . . . . . . . .  21
     Deposit Activities and Other Sources of Funds. . . . . . . . . .  22
     Bank Owned Life Insurance. . . . . . . . . . . . . . . . . . . .  27
     Regulation of the Bank . . . . . . . . . . . . . . . . . . . . .  27
     Regulation of the Company. . . . . . . . . . . . . . . . . . . .  34
     Taxation . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36
     Competition. . . . . . . . . . . . . . . . . . . . . . . . . . .  37
     Subsidiary Activities. . . . . . . . . . . . . . . . . . . . . .  38
     Personnel. . . . . . . . . . . . . . . . . . . . . . . . . . . .  38
     Executive Officers of the Registrant . . . . . . . . . . . . . .  38
   Item 1A. Risk Factors. . . . . . . . . . . . . . . . . . . . . . .  39
   Item 1B. Unresolved Staff Comments . . . . . . . . . . . . . . . .  51
   Item 2. Properties . . . . . . . . . . . . . . . . . . . . . . . .  51
   Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  53
   Item 4. [Removed and Reserved] . . . . . . . . . . . . . . . . . .  53
PART II.
   Item 5. Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities. . . . .  54
   Item 6. Selected Financial Data. . . . . . . . . . . . . . . . . .  56
   Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . . .  58
     General. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  58
     Special Note Regarding Forward-Looking Statements. . . . . . . .  58
     Critical Accounting Policies and Estimates . . . . . . . . . . .  59
     New Accounting Pronouncements. . . . . . . . . . . . . . . . . .  61
     Operating Strategy . . . . . . . . . . . . . . . . . . . . . . .  61
     Market Risk and Asset and Liability Management . . . . . . . . .  62
     Comparison of Financial Condition at September 30, 2010 and
      September 30, 2009. . . . . . . . . . . . . . . . . . . . . . .  64
     Comparison of Operating Results for Years Ended September 30,
      2010 and 2009 . . . . . . . . . . . . . . . . . . . . . . . . .  66
     Comparison of Operating Results for Years Ended September 30,
      2009 and 2008 . . . . . . . . . . . . . . . . . . . . . . . . .  69
     Average Balances, Interest and Average Yields/Cost . . . . . . .  72
     Rate/Volume Analysis . . . . . . . . . . . . . . . . . . . . . .  74
     Liquidity and Capital Resources. . . . . . . . . . . . . . . . .  74
     Effect of Inflation and Changing Prices. . . . . . . . . . . . .  76
Item 7A. Quantitative and Qualitative Disclosures About Market Risk .  76
Item 8. Financial Statements and Supplementary Data . . . . . . . . .  76
Item 9. Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure. . . . . . . . . . . . . 133
Item 9A. Controls and Procedures. . . . . . . . . . . . . . . . . . . 133
Item 9B. Other Information. . . . . . . . . . . . . . . . . . . . . . 134

PART III.
   Item 10. Directors, Executive Officers and Corporate Governance. . 134
   Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . 134
   Item 12. Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters. . . . . . . . 134
   Item 13. Certain Relationships and Related Transactions, and
            Director Independence . . . . . . . . . . . . . . . . . . 135
   Item 14. Principal Accounting Fees and Services. . . . . . . . . . 135
PART IV.
Item 15. Exhibits, Financial Statement Schedules. . . . . . . . . . . 135

                                    PART I
Item 1.  Business

General

     Timberland Bancorp, Inc. ("Company"), a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank, SSB ("Bank") upon the Bank's conversion from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank ("Conversion"). The Conversion was completed on January 12, 1998 through the sale and issuance of 13,225,000 shares of common stock by the Company. At September 30, 2010, on a consolidated basis, the Company had total assets of $742.7 million, total deposits of $578.9 million and total shareholders' equity of $85.4 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

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

     The Bank is a community-oriented bank which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on real estate mortgage loans. Lending activities have historically been focused primarily on the origination of loans secured by real estate, including construction loans and land development, one- to four-family residential loans, multi-family loans, commercial real estate loans and land loans. The Bank originates adjustable-rate residential mortgage loans that do not qualify for sale in the secondary market under Federal Home Loan Mortgage Corporation ("FHLMC") guidelines. The Bank also originates commercial business loans and in 1998 established a business banking division to increase the origination of these loans. During the past several years, the Bank adjusted its lending strategy and began reducing its exposure to speculative construction and land development lending.

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

Corporate Developments and Overview

     Participation in Troubled Asset Relief Program ("TARP") Capital Purchase Program ("CPP"). On December 19, 2008, as part of the TARP CPP of the United States Department of the Treasury ("Treasury"), the Company sold to Treasury 16,641 shares of Cumulative Perpetual Preferred Stock, Series A ("Series A Preferred Stock") and a warrant to purchase 370,889 shares of the Company's common stock, par value $0.01 per share, for an aggregate purchase price of
$16.6 million in cash.   For additional information regarding the TARP CPP
transaction, see Item 1A, "Risk Factors   Risks specific to our participation
in TARP."

     Agreements with Banking Regulators. In December 2009, the FDIC determined that the Bank required supervisory attention and agreed to terms on a Memorandum of Understanding (the "Bank MOU") with the Bank. The terms of the Bank MOU restrict the Bank from certain activities, and require that the Bank obtain the prior written approval, or nonobjection, of the FDIC and/or the DFI to engage in certain activities.

     In addition, on February 1, 2010, the Federal Reserve Bank of San Francisco ("FRB") determined that the Company required additional supervisory attention and entered into a Memorandum of Understanding with the Company (the "Company MOU"). Under the agreement, the Company must among other things obtain prior written approval, or non-objection, from the FRB to declare or pay any dividends, or make any other capital distributions; issue any trust preferred securities; or purchase or redeem any of its stock. The FRB has denied the Company's requests to pay dividends on its Series A Preferred Stock issued under the CPP for the payments due May 15, 2010, August 15, 2010 and November 15, 2010. There can be no assurances that our regulators will approve such payments or dividends in the future.

     For additional information regarding the Bank MOU and Company MOU, see "Item 1A, Risk Factors - The Company and the Bank are required to comply with the terms of separate memoranda of understanding issued by their respective regulators and lack of compliance could result in additional regulatory actions."

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

     Grays Harbor County has a population of 72,000 according to the U.S. Census Bureau 2009 estimates and a median family income of $55,400 according to 2010 estimates from the Department of Housing and Urban Development ( HUD"). The economic base in Grays Harbor has been historically dependent on the timber and fishing industries. Other industries that support the economic base are tourism, agriculture, shipping, transportation and technology. According to the Washington State Employment Security Department, the unemployment rate in Grays Harbor County decreased to 11.4% at September 30, 2010 from 11.9% at September 30, 2009. The median price of a resale home in Grays Harbor County for the quarter ended September 30, 2010 decreased 3.3% to $130,000 from $134,500 for the comparable prior year period. The number of home sales increased 23.1% for the quarter ended September 30, 2010 compared to the same quarter one year earlier. The Bank has six branches (including its home office) located throughout the county. The downturn in Grays Harbor County's economy and the decline in real estate values since 2008 have had a negative effect on the Bank's profitability in this market area.

     Pierce County is the second most populous county in the state and has a population of 797,000 according to the U.S. Census Bureau 2009 estimates. The county's median family income is $69,000 according to 2010 HUD estimates. The economy in Pierce County is diversified with the presence of military related government employment (Joint Base Lewis-McChord), transportation and shipping employment (Port of Tacoma), and aerospace related employment (Boeing). According to the Washington State Employment Security Department, the unemployment rate for the Pierce County area decreased to 8.7% at September 30, 2010 from 9.0% at September 30, 2009. The median price of a resale home in Pierce County for the quarter ended September 30, 2010 decreased 4.3% to $220,000 from $230,000 for the comparable prior year period. The number of home sales increased 21.9% for the quarter ended September 30, 2010 compared to the same quarter one year earlier. The Bank has five branches in Pierce County and these branches have historically been responsible for a substantial portion of the Bank's construction lending activities. The downturn in Pierce County's economy and the decline in real estate values since 2008 have had a negative effect on the Bank's profitability in this market area.

     Thurston County has a population of 251,000 according to the U.S. Census Bureau 2009 estimates and a median family income of $71,900 according to 2010 HUD estimates. Thurston County is home of Washington State's capital (Olympia) and its economic base is largely driven by state government related employment. According to the Washington State Employment Security Department, the unemployment rate for the Thurston County area remained level at 7.2% at September 30, 2010 and 2009. The median price of a resale home in Thurston County for the quarter ended September 30, 2010 decreased 5.0% to $231,000 from $243,100 for the same quarter one year earlier. The number of home sales increased 13.0% for the quarter ended September 30, 2010 compared to the same quarter one year earlier. The Bank has five branches in Thurston County.
This county has historically had a stable economic base primarily attributable to the state government presence; however the downturn in Thurston County's economy and the decline in real estate values since 2008 have had a negative effect on the Bank's profitability in this market area.

     Kitsap County has a population of 241,000 according to the U.S. Census Bureau 2009 estimates and a median family income of $71,900 according to 2010 HUD estimates. The Bank has two branches in Kitsap County. The economic base of Kitsap County is largely supported by military related government
employment through the United States Navy.   According to the Washington State
Employment Security Department, the unemployment rate for the Kitsap County area decreased to 7.0% at September 30, 2010 from 7.3% at September 30, 2009. The median price of a resale home in Kitsap County for the quarter ended September 30, 2010 decreased 6.0% to $235,000 from $249,900, the same quarter one year earlier. The number of home sales increased 16.5% for the quarter ended September 30, 2010 compared to the same quarter one year earlier. The downturn in Kitsap County's economy and the decline in real estate values since 2008 have had a negative effect on the Bank's profitability in this market area.

     King County is the most populous county in the state and has a population of 1.9 million according to the U.S. Census Bureau 2009 estimates. The Bank has one branch in King County. The county's median family income is $85,600 according to 2010 HUD estimates. King County's economic base is diversified with many industries including shipping, transportation, aerospace (Boeing), computer technology and biotech industries. According to the Washington State Employment Security Department, the unemployment rate for the King County area decreased to 8.4% at September 30, 2010 from 8.8% at September 30, 2009. The median price of a resale home in King County for the quarter ended September 30, 2010 decreased 1.7% to $375,500 from $382,000, for the same quarter one year earlier. The number of home sales increased 33.0% for the quarter ended September 30, 2010 compared to the same quarter one year earlier. The downturn in King County's economy and the decline in real estate values since 2008 have had a negative effect on the Bank's profitability in this market area.

     Lewis County has a population of 75,000 according to the U.S. Census Bureau 2009 estimates and a median family income of $55,400 according to 2010 HUD estimates. The economic base in Lewis County is supported by manufacturing, retail trade, local government and industrial services. According to the Washington State Employment Security Department, the unemployment rate in Lewis County decreased to 11.7% at September 30, 2010 from 12.1% at September 30, 2009. The median price of a resale home in Lewis County for the quarter ended September 30, 2010 decreased 1.1% to $161,500 from $163,300, for the same quarter one year earlier. The number of home sales increased 8.2% for the quarter ended September 30, 2010 compared to the same quarter one year earlier. The Bank currently has three branches located in Lewis County. The downturn in Lewis County's economy and the decline in real estate values since 2008 have had a negative effect on the Bank's profitability in this market area.

Lending Activities

     General. Historically, the principal lending activity of the Bank has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences, loans secured by commercial real estate and loans for the construction of one- to four-family residences. During the past several years, the Bank adjusted its lending strategy and began reducing its exposure to speculative construction and land development lending. The Bank's net loans receivable, including loans held for sale, totaled 527.6 million at September 30, 2010, representing 71.0% of consolidated total assets, and at that date commercial real estate, construction and land development loans (including undisbursed loans in process), and land loans were $340.3 million, or 60.9%, of total loans. Construction and land development loans and commercial real estate loans typically have higher rates of return than one- to four-family loans; however, they also present a higher degree of risk. See "-Lending Activities - Commercial Real Estate Lending," "- Lending Activities - Construction and Land Development Lending" and "- Lending Activities - Land Lending."

     The Bank's internal loan policy limits the maximum amount of loans to one borrower to 25% of its Tier 1 capital. At September 30, 2010, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $18.2 million under this policy. At September 30, 2010, the largest amount outstanding to any one borrower and the borrower's related entities was $11.5 million (including $1.1 million in undisbursed loans in process). These loans were secured by commercial buildings and a land parcel, all of which were located in Pierce County.
These loans were all performing according to the loan repayment terms at September 30, 2010. The next largest amount outstanding to any one borrower and the borrower's related entities was $8.9 million. These loans were secured by a condominium construction project, a commercial building, several one- to four-family properties, and several land parcels. All of the loans were secured by properties located in Grays Harbor County, except one land parcel located in Clatsop County, Oregon. These loans were performing according to the loan terms at September 30, 2010.

     Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan as of the dates indicated.



                                                     At September 30,
                --------------------------------------------------------------------------------------------
                      2010               2009              2008               2007                2006
                ----------------   ----------------   ----------------   ----------------   ----------------
                Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                ------   -------   ------   -------   ------   -------   ------   -------   ------   -------
                                                  (Dollars in thousands)
Mortgage Loans:
 One- to four-
  family(1)....$121,014   21.65%  $110,556   18.58%  $112,299   18.35%  $102,434   17.40%  $ 98,709   20.11%
 Multi-family..  32,267    5.77     25,638    4.31     25,927    4.24     35,157    5.97     17,689    3.60
 Commercial.... 208,002   37.21    188,205   31.62    146,223   23.90    127,866   21.72    137,609   28.04
 Construction
  and land
  development..  69,271   12.39    139,728   23.48    186,344   30.46    186,261   31.64    146,855   29.92
 Land..........  62,999   11.27     65,642   11.03     60,701    9.92     60,706   10.30     29,598    6.03
               --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
  Total
   mortgage
   loans....... 493,553   88.29    529,769   89.02    531,494   86.87    512,424   87.03    430,460   87.70

Consumer Loans:
 Home equity
  and second
  mortgage.....  38,418    6.87     41,746    7.01     48,690    7.96     47,269    8.02     37,435    7.63
 Other.........   9,086    1.62      9,827    1.66     10,635    1.73     10,922    1.86     11,127    2.27
               --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
  Total consumer
   loans.......  47,504    8.49     51,573    8.67     59,325    9.69     58,191    9.88     48,562    9.90
Commercial
 business
 loans.........  17,979    3.22     13,775    2.31     21,018    3.44     18,164    3.09     11,803    2.40
               --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
  Total loans.. 559,036  100.00%   595,117  100.00%   611,837  100.00%   588,779  100.00%   490,825  100.00%
               ========  ======   ========  ======   ========  ======   ========  ======   ========  ======

Less:
 Undisbursed
  portion of
  construction
  loans in
  process...... (17,952)           (31,298)           (43,353)           (65,673)           (59,260)
 Deferred loan
  origination
  fees.........  (2,229)            (2,439)            (2,747)            (2,968)            (2,798)
 Allowance for
  loan losses.. (11,264)           (14,172)            (8,050)            (4,797)            (4,122)
               --------           --------           --------           --------           --------
Total loans
 receivable,
 net...........$527,591           $547,208           $557,687           $515,341           $424,645
               ========           ========           ========           ========           ========




------------
(1) Includes loans held-for-sale of $3.0 million, $630,000, $1.8 million, $757,000 and $2.4 million at September 30, 2010, 2009, 2008, 2007 and
    2006, respectively.

     Residential One- to Four-Family Lending. At September 30, 2010, $121.0 million, or 21.7%, of the Bank's loan portfolio consisted of loans secured by one- to four-family residences. The Bank originates both fixed-rate loans and adjustable-rate loans.

     Generally, one- to four-family fixed-rate loans and five and seven year balloon reset loans (which are loans that are originated with a fixed interest rate for the initial five or seven years, and thereafter incur one interest rate change in which the new rate remains in effect for the remainder of the loan term) are originated to meet the requirements for sale in the secondary market to the FHLMC. From time to time, however, a portion of these fixed-rate loans, which include five and seven year balloon reset loans, may be retained in the loan portfolio to meet the Bank's asset/liability management objectives. The Bank periodically retains some fixed rate loans including five and seven year balloon reset loans in its loan portfolio as it intends to hold them to maturity. The Bank uses an automated underwriting program, which preliminarily qualifies a loan as conforming to FHLMC underwriting standards when the loan is originated. At September 30, 2010, $57.1 million, or 47.2%, of the Bank's one- to four-family loan portfolio consisted of fixed-rate mortgage loans.

     The Bank also offers adjustable-rate mortgage ("ARM") loans. All of the Bank's ARM loans are retained in its loan portfolio and not sold. The Bank offers several ARM products which adjust annually after an initial period ranging from one to five years subject to a limitation on the annual increase of 2% and an overall limitation of 6%. These ARM products generally are priced utilizing the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.88% to 4.00%. Loans tied to the prime rate or to London Inter-Bank Offered Rate ("LIBOR") indices typically do not have periodic, or lifetime adjustment limits. Loans tied to these indices normally have margins ranging up to 3.5%. ARM loans held in the Bank's portfolio do not permit negative amortization of principal. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At September 30, 2010, $63.9 million, or 52.8%, of the Bank's one- to four- family loan portfolio consisted of ARM loans.

     A portion of the Bank's ARM loans are "non-conforming" because they do not satisfy acreage limits, or various other requirements imposed by the FHLMC. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy the FHLMC credit requirements because of personal and financial reasons (i.e., divorce, bankruptcy, length of time employed, etc.), and other aspects, which do not conform to the FHLMC's guidelines.
Many of these borrowers have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. These loans are known as non-conforming loans and the Bank may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. The Bank believes that these loans satisfy a need in its local market area. As a result, subject to market conditions, the Bank intends to continue to originate these types of loans.

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

     The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or the purchase price. However, the Bank usually obtains private mortgage insurance ("PMI") on the portion of the principal amount that exceeds 80% of the appraised value of the security property. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is generally 80% (90% for loans originated for sale in the secondary market to the FHLMC). At September 30, 2010, 17 single family loans totaling $3.7 million were not performing according to their terms. See "- Lending Activities - Non-performing Assets and Delinquencies."

     Construction and Land Development Lending. Prompted by unfavorable economic conditions in its primary market area in the 1980s, the Bank sought to establish a market niche and, as a result, began originating construction loans outside of Grays Harbor County. In recent periods, construction lending activities have been primarily in the Pierce, King, Thurston, Grays Harbor, and Kitsap County markets although, as a result of the current economic environment, the Bank has sharply curtailed speculative construction and land development lending.

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

     At September 30, 2010 and 2009, the composition of the Bank's construction and land development loan portfolio was as follows:

                                             At September 30,
                            ------------------------------------------------
                                      2010                     2009
                            -----------------------  -----------------------
                            Outstanding  Percent of  Outstanding  Percent of
                              Balance       Total      Balance       Total
                            -----------  ----------  -----------  ----------
                                              (In thousands)
Custom and owner/builder
 onstruction...............    $30,945      44.67%     $ 35,414      25.34%
Speculative construction...      4,777       6.90        16,959      12.14
Multi-family (including
 condominium)..............      3,587       5.18        18,800      13.46
Land development...........      6,434       9.29        19,158      13.71
Commercial real estate.....     23,528      33.96        49,397      35.35
                               -------     ------      --------     ------
  Total....................    $69,271     100.00%     $139,728     100.00%
                               =======     ======      ========     ======

     Custom construction loans are made to home builders who, at the time of construction, have a signed contract with a home buyer who has a commitment to purchase the finished home. Custom construction loans are generally originated for a term of six to 12 months, with fixed interest rates currently ranging from 7.00% to 7.88% and with loan-to-value ratios of 80% of the appraised estimated value of the completed property or sales price, whichever is less.

     Owner/builder construction loans are originated to home owners rather than home builders and are typically refinanced into permanent loans at the completion of construction. The construction phase of an owner/builder construction loan generally lasts up to 12 months with fixed interest rates currently ranging from 7.00% to 7.88%, and with loan-to-value ratios of 80% (or up to 95% with PMI) of the appraised estimated value of the completed property. At the completion of construction, the loan is refinanced into either a fixed-rate mortgage loan, which conforms to secondary market standards, or an ARM loan for retention in the Bank's portfolio. At September 30, 2010, custom and owner/builder construction loans totaled $30.9 million, or 44.7%, of the total construction and land development loan portfolio. At September 30, 2010, the largest outstanding custom and owner/builder construction loan had an outstanding balance of $600,000 (including $172,000 of undisbursed loans in process) and was performing according to its repayment terms.

     Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified and a sale is consummated. Historically, the Bank has originated loans to approximately 50 builders located in the Bank's primary market area, each of which generally would have one to eight speculative loans outstanding from the Bank during a 12 month period. Rather than originating lines of credit to home builders to construct several homes at once, the Bank generally originates and underwrites a separate loan for each home. Speculative construction loans are generally originated for a term of 12 months, with current rates ranging from 6.50% to 7.88%, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property. The Bank is currently originating speculative construction loans on a very limited basis. At September 30, 2010, speculative construction loans totaled $4.8 million, or 6.9%, of the total construction and land development loan portfolio. At September 30, 2010, the Bank had two borrowers each with aggregate outstanding speculative loan balances of more than $500,000. The largest aggregate outstanding balance to one borrower for speculative construction loans totaled $1.7 million (including $311,000 of undisbursed loans in process), all of which were performing according to the loan repayment terms. The largest outstanding balance for a single speculative loan was $759,000 and was on non-accrual status. At September 30, 2010, four speculative construction loans with an aggregate balance of $2.1 million were not performing according to their terms. These non-performing loans were located in Pierce, Thurston
and King Counties.   See "- Lending Activities - Non-performing Assets and
Delinquencies."

     The Bank historically originated loans to real estate developers with whom it has established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities) (generally with ten to 50 lots). The Bank is not currently originating any new land development loans. At September 30, 2010, the Bank had 11 land development loans totaling $6.4 million, or 9.3% of construction and land development loans receivable. Land development loans are secured by a lien on the property and typically made for a period of two to five years with fixed or variable interest rates, and are made with loan-to-value ratios generally not exceeding 75%. Land development loans are generally structured so that the Bank is repaid in full upon the sale by the borrower of approximately 80% of the subdivision lots. A majority of the Bank's land development loans are secured by property located in its primary market area. In addition, in the case of a corporate borrower, the Bank also generally obtains personal guarantees from corporate principals and reviews their personal financial statements. At September 30, 2010, the Bank had eight land development loans totaling $3.8 million that were not performing according to their terms. The non-performing loans consisted of

     * Four loans totaling $1.5 million secured by land development projects in King County;
     * One loan with a balance of $1.4 million secured by a land development project in Lewis County;
     * One loan with a balance of $534,000 secured by a land development project in Thurston County;
     * One loan with a balance of $230,000 secured by a land development project in Pierce County; and
     * One loan with a balance of $71,000 secured by a land development project in Grays Harbor County.

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

     The Bank also provides construction financing for multi-family and commercial properties. At September 30, 2010, these loans amounted to $27.1 million, or 39.1% of construction and land development loans. These loans are secured by condominiums, apartment buildings, mini-storage facilities, office buildings, hotels and retail rental space predominantly located in the Bank's primary market area. At September 30, 2010, the largest outstanding multi-family construction loan was secured by a condominium project in King County and had a balance of $1.5 million (including $12,000 of undisbursed loans in process) and was not performing according to its repayment terms. At September 30, 2010, the largest outstanding commercial real estate construction loan had a balance of $4.0 million (including $196,000 of undisbursed loans in process). This loan was secured by a hotel being constructed in King County and was performing according to its repayment terms.

     All construction loans must be approved by a member of one of the Bank's Loan Committees or the Bank's Board of Directors, or in the case of one- to four-family construction loans meeting FHLMC guidelines, by a qualified Bank underwriter. See "- Lending Activities - Loan Solicitation and Processing." Prior to preliminary approval of any construction loan application, an independent fee appraiser inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project and analyzes the pro forma data and assumptions on the project. In the case of a speculative or custom construction loan, the Bank reviews the experience and expertise of the builder. After preliminary approval has been given, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project. In the event of cost overruns, the Bank generally requires that the borrower increase the funds available for construction by depositing its own funds into a secured savings account, the proceeds of which are used to pay construction costs.

     Loan disbursements during the construction period are made to the builder, materials supplier or subcontractor, based on a line item budget. Periodic on-site inspections are made by qualified independent inspectors to document the reasonableness of draw requests. For most builders, the Bank disburses loan funds by providing vouchers to suppliers, which when used by the builder to purchase supplies are submitted by the supplier to the Bank for payment.

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

     Multi-Family Lending. At September 30, 2010, the Bank had $32.3 million, or 5.8% of the Bank's total loan portfolio, secured by multi-family dwelling units (more than four units) located primarily in the Bank's primary market area. Multi-family loans are generally originated with variable rates of interest ranging from 2.00% to 3.50% over the one-year constant maturity U.S. Treasury Bill Index or a matched term FHLB advance, with principal and interest payments fully amortizing over terms of up to 30 years. At September 30, 2010, the Bank's largest multi-family loan had an outstanding principal balance of $4.9 million and was secured by an apartment building located in the Bank's primary market area. At September 30, 2010, this loan was performing according to its terms. At September 30, 2010, there were no non-performing multi-family real estate loans. See "- Lending Activities - Non-performing Assets and Delinquencies."

     The maximum loan-to-value ratio for multi-family loans is generally limited to not more than 80%. The Bank generally requests its multi-family loan borrowers with loan balances in excess of $750,000 to submit financial statements and rent rolls on the subject property annually. The Bank also inspects the subject property annually. The Bank generally imposes a minimum debt coverage ratio of approximately 1.20 for loans secured by multi-family properties.

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

     Commercial Real Estate Lending. Commercial real estate loans totaled $208.0 million, or 37.2% of the total loan portfolio at September 30, 2010. The Bank originated $27.2 million of commercial real-estate loans during the year ended September 30, 2010 compared to $43.8 million originated during the year ended September 30, 2009. The Bank originates commercial real estate loans generally at variable interest rates and these loans are secured by properties, such as restaurants, motels, mini-storage facilities, office buildings and retail/wholesale facilities, located in the Bank's primary market area. At September 30, 2010, the largest commercial real estate loan was secured by an office building in Pierce County, had a balance of $6.3 million and was performing according to its terms. At September 30, 2010, 12 commercial real estate loans totaling $7.3 million were not performing according to their terms. See "- Lending Activities - Non-performing Assets and Delinquencies."

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

     Commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by generally limiting the maximum loan-to-value ratio to 80% and scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank also requests annual financial information and rent rolls on the subject property from the borrowers on loans over $750,000.

     Land Lending. The Bank has historically originated loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to sell as improved lots. Currently the Bank is not offering land loans to new customers and is attempting to decrease its land loan portfolio. At September 30, 2010, land loans totaled $63.0 million, or 11.3% of the Bank's total loan portfolio as compared to $65.6 million, or 11.0% of the Bank's total loan portfolio at September 30, 2009. Land loans originated by the Bank are generally fixed-rate loans and have maturities of five to ten years. The largest land loan had an outstanding balance of $4.2 million at September 30, 2010 and was performing according to its repayment terms. At September 30, 2010, 24 land loans totaling $5.5 million were not performing according to their terms. See "- Lending Activities - Non-performing Assets and Delinquencies."

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

     Consumer Lending. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. Consumer loans include home equity lines of credit, second mortgage loans, savings account loans, automobile loans, boat loans, motorcycle loans, recreational vehicle loans and unsecured loans. Consumer loans are made with both fixed and variable interest rates and with varying terms. At September 30, 2010, consumer loans amounted to $47.5 million, or 8.5%, of the total loan portfolio.

     At September 30, 2010, the largest component of the consumer loan portfolio consisted of second mortgage loans and home equity lines of credit, which totaled $38.4 million, or 6.9%, of the total loan portfolio. Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others. The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property. The loan-to-value ratio is typically 80% or less, when taking into account both the first and second mortgage loans. Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 15 years. Home equity lines of credit are generally made at interest rates tied to the prime rate or the 26 week Treasury Bill. Second mortgage loans and home equity lines of credit have greater credit risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Bank.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. The Bank believes that these risks are not as prevalent in the case of the Bank's consumer loan portfolio because a large percentage of the portfolio consists of second mortgage loans and home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to four-family residential mortgage loans. At September 30, 2010, eight consumer loans totaling $806,000 were delinquent in excess of 90 days. See "- Lending Activities - Non-performing Assets and Delinquencies."

     Commercial Business Lending. Commercial business loans totaled $18.0 million, or 3.2% of the loan portfolio at September 30, 2010. Commercial business loans are generally secured by business equipment, accounts receivable, inventory or other property and are made at variable rates of interest equal to a negotiated margin above the prime rate. The Bank also generally obtains personal guarantees from the principals based on a review of personal financial statements. The largest commercial business loan had an outstanding balance of $1.8 million at September 30, 2010 and was performing according to its terms. At September 30, 2010, two commercial business loans totaling $46,000 were not performing according to their repayment terms. See "- Lending Activities - Non-performing Assets and Delinquencies."

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

     Loan Maturity. The following table sets forth certain information at September 30, 2010 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loans having no stated maturity and overdrafts are reported as due in one year or less.

                                 After     After    After
                                 1 Year   3 Years  5 Years
                         Within  Through  Through  Through   After
                         1 Year  3 Years  5 Years  10 Years 10 Years  Total
                         ------  -------  -------  -------- --------  -----
                                          (In thousands)
Mortgage loans:
 One- to four-family
  (1)..................$  2,718  $ 8,252  $ 1,255  $ 12,242 $ 96,547 $121,014
 Multi-family..........   5,482    2,698    1,066    22,466      555   32,267
 Commercial............   9,348   31,728   37,132   123,488    6,306  208,002
 Construction and
  land development(2)..  67,820    1,451       -          -       -    69,271
 Land..................  32,770   20,974    5,217     2,211    1,827   62,999
Consumer loans:
 Home equity and second
  mortgage.............  10,589    1,614      748     8,149   17,318   38,418
 Other.................   3,323    1,267      228       779    3,489    9,086
Commercial business
 loans.................   9,453    1,445    1,002     4,704    1,375   17,979
                       --------  -------  -------  -------- -------- --------
 Total.................$141,503  $69,429  $46,648  $174,039 $127,417 $559,036
                       ========  =======  =======  ======== ======== ========
Less:
 Undisbursed portion
  of construction
  loans in process.....                                               (17,952)
 Deferred loan
  origination fees.....                                                (2,229)
 Allowance for loan
  losses...............                                               (11,264)
                                                                     --------
Loans receivable,
  net..................                                              $527,591
                                                                     ========
--------------
(1)  Includes $3.0 million of loans held-for-sale.
(2) Includes construction/permanent loans that convert to permanent mortgage loans once construction is completed.

     The following table sets forth the dollar amount of all loans due after one year from September 30, 2010, which have fixed interest rates and have floating or adjustable interest rates.

                                          Fixed     Floating or
                                          Rates   Adjustable Rates   Total
                                         -------  ----------------  -------
                                                    (In thousands)
Mortgage loans:
 One- to four-family(1)...............  $ 54,876      $ 63,420      $118,296
 Multi-family.........................     3,352        23,433        26,785
 Commercial...........................    31,935       166,719       198,654
 Construction and land development....        --         1,451         1,451
 Land.................................    24,983         5,246        30,229
Consumer loans:
 Home equity and second mortgage......    18,049         9,780        27,829
 Other................................     5,659           104         5,763
Commercial business loans.............     4,071         4,455         8,523
                                        --------      --------      --------
   Total..............................  $142,925      $274,608      $417,533
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

     Loan applications are initiated by loan officers and are required to be approved by an authorized loan underwriter, one of the Bank's Loan Committees or the Bank's Board of Directors. The Bank's Consumer Loan Committee consists of three underwriters, each of whom can approve one- to four-family mortgage loans and other consumer loans up to and including the current FHLMC single-family limit. Certain consumer loans up to and including $25,000 may be approved by individual loan officers and the Bank's Consumer Lending Department Manager may approve consumer loans up to and including $75,000.
The Bank's Regional Manager of Commercial Lending has individual lending authority for loans up to and including $250,000, excluding speculative construction loans and unsecured loans. The Bank's Commercial Loan Committee, which consists of the Bank's President, Chief Credit Administrator, Executive Vice President of Commercial Lending, Executive Vice President of Community Lending, and Regional Manager of Commercial Lending, may approve commercial real estate loans and commercial business loans up to and including $1.5 million. The Bank's President, Chief Credit Administrator, Executive Vice President of Commercial Lending and Executive Vice President of Community Lending also have individual lending authority for loans up to and including $750,000. The Bank's Board Loan Committee, which consists of two rotating non-employee Directors and the Bank's President, may approve loans up to and including $3.0 million. Loans in excess of $3.0 million, as well as loans of any amount granted to a single borrower whose aggregate loans exceed $3.0 million, must be approved by the Bank's Board of Directors.

     Loan Originations, Purchases and Sales. During the years ended September 30, 2010 and 2009, the Bank's total gross loan originations were $182.5 million and $295.3 million, respectively. Periodically, the Bank purchases participation interests in construction and land development loans, commercial real estate loans, and multi-family loans, secured by properties generally located in Washington State, from other lenders. These purchases are underwritten to the Bank's underwriting guidelines and are without recourse to the seller other than for fraud. There were no loan participation interests purchased during the year ended September 30, 2010. During the year ended September 30, 2009, the Bank purchased loan participation interests of $1.6 million. The Bank also periodically purchases contracts secured by one- to four-family residencies from individuals. During the year ended September 30, 2010, the Bank purchased contracts totaling $50,000. See "- Lending Activities - Construction and Land Development Lending" and "- Lending Activities - Multi-Family Lending."

     Consistent with its asset/liability management strategy, the Bank's policy generally is to retain in its portfolio all ARM loans originated and to sell fixed rate one- to four-family mortgage loans in the secondary market to the FHLMC; however, from time to time, a portion of fixed-rate loans may be retained in the Bank's portfolio to meet its asset-liability objectives.
Loans sold in the secondary market are generally sold on a servicing retained basis. At September 30, 2010, the Bank's loan servicing portfolio, which is not included in the Company's consolidated financial statements, totaled $280.9 million.

     The Bank also periodically sells participation interests in construction and land development loans, commercial real estate loans, and land loans to other lenders. These sales are usually made to avoid concentrations in a particular loan type or concentrations to a particular borrower. The Bank did not sell any loan participation interests to other lenders during the years ended September 30, 2010 and 2009.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                 Year Ended September 30,
                                              2010         2009        2008
                                            ---------    --------    --------
Loans originated:                                    (In thousands)
 Mortgage loans:
  One- to four-family...................... $  72,015   $ 165,972   $  45,844
  Multi-family.............................     7,772       1,036       4,710
  Commercial...............................    27,248      43,821      29,306
  Construction and land development........    35,369      56,287     118,186
  Land.....................................    11,712       6,519      25,858
 Consumer..................................    10,286      14,080      22,411
 Commercial business loans.................    18,130       7,601      12,268
                                            ---------    --------    --------
   Total loans originated..................   182,532     295,316     258,583

Loans purchased:
 Mortgage loans:
  One- to four-family......................        50          --          --
  Commercial...............................        --       1,606          --
  Construction and land development........        --          --       2,862
                                            ---------    --------    --------
   Total loans purchased...................        50       1,606       2,862
                                            ---------    --------    --------
     Total loans originated and purchased..   182,582     296,922     261,445

Loans sold:
 Whole loans sold..........................   (68,330)   (162,913)    (45,269)
 Participation loans sold..................        --          --     (17,035)
                                            ---------    --------    --------
 Total loans sold..........................   (68,330)   (162,913)    (62,304)

Loan principal repayments..................  (150,333)   (150,729)   (176,083)
Other items, net...........................    16,464       6,241      19,288
                                            ---------    --------    --------
Net increase (decrease) in loans
 receivable................................ $ (19,617)   $(10,479)   $ 42,346
                                            =========    ========    ========

     Loan Origination Fees. The Bank receives loan origination fees on many of its mortgage loans and commercial business loans. Loan fees are a percentage of the loan which are charged to the borrower for funding the loan. The amount of fees charged by the Bank is generally 0.0% to 2.0% of the loan amount. Current accounting principles generally accepted in the United States of America require fees received and certain loan origination costs for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. Unamortized deferred loan origination fees totaled $2.2 million at September 30, 2010.

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

     The following table sets forth information with respect to the Company's non-performing assets at the dates indicated.

                                               At September 30,
                             ------------------------------------------------
                               2010      2009      2008      2007     2006
                             --------  --------  --------  --------  --------
Loans accounted for on a                       (In thousands)
 non-accrual basis:
Mortgage loans:
 One- to four-family........ $  3,691  $  1,343  $    300  $    252  $     80
 Commercial.................    7,252     5,004       714        90        --
 Construction and land
  development...............    7,609    17,594     9,840     1,000        --
 Land.......................    5,460     5,023       726        28        --
Consumer loans..............      806       258       160        --        --
Commercial business loans...       46        65       250       120        --
                             --------  --------  --------  --------  --------

   Total....................   24,864    29,287    11,990     1,490        80

Accruing loans which are
 contractually past due 90
 days or more...............    1,325       796        --        --        --
                             --------  --------  --------  --------  --------

Total of non-accrual and 90
 days past due loans........   26,189    30,083    11,990     1,490        80

Non-accrual investment
 securities.................    3,390       477        --        --        --

Other real estate owned and
 other repossessed assets...   11,519     8,185       511        --        15
                             --------  --------  --------  --------  --------
   Total non-performing
    assets (1).............. $ 41,098  $ 38,745  $ 12,501  $  1,490  $     95
                             ========  ========  ========  ========  ========

Troubled debt restructured
 loans on accrual status
 (2)........................ $  8,995  $     --   $   272  $     --  $     --

Non-accrual and 90 days
 or more past due loans
 as a percentage of loans
 receivable, net............     4.86%     5.36%     2.12%     0.29%     0.02%

Non-accrual and 90 days or
 more past due loans as a
 percentage of total
 assets.....................     3.53%     4.28%     1.76%     0.23%     0.01%

Non-performing assets as a
 percentage of total
 assets.....................     5.53%     5.52%     1.83%     0.23%     0.02%

Loans receivable, net (3)... $538,855  $561,380  $565,737  $520,138  $428,767
                             ========  ========  ========  ========  ========

Total assets................ $742,687  $701,676  $681,883  $644,848  $577,087
                             ========  ========  ========  ========  ========
-------------
(1)  Does not include troubled debt restructured loans on accrual status.
(2) Does not include troubled debt restructured loans totaling $7.4 million and $9.5 million reported as non-accrual loans at September 30, 2010 and 2009, respectively.
(3)  Includes loans held-for-sale and is before the allowance for loan losses.


     The Bank's non-accrual loans decreased by $4.4 million to $24.9 million at September 30, 2010 from $29.3 million at September 30, 2009, primarily as a result of a $10.0 million decrease in construction and land development loans on non-accrual status, which was partially offset by a $2.3 million increase in one to four-family loans on non-accrual status and a $2.2 million increase in commercial real estate loans on non-accrual status. The largest non-performing loan was secured by a mini-storage facility in King County and had a balance of $2.7 million at September 30, 2010. A discussion of our largest non-performing loans is set forth below under "Asset Classification."

      Additional interest income which would have been recorded for the year ended September 30, 2010 had non-accruing loans been current in accordance with their original terms totaled $3.0 million.

     Other Real Estate Owned and Other Repossessed Assets. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned ("OREO") until sold.
When property is acquired, it is recorded at the estimated fair market value less estimated costs to sell. At September 30, 2010, the Bank had $11.5 million of OREO and other repossessed assets consisting of 27 individual properties and three other repossessed assets, an increase of $3.3 million from $8.2 million at September 30, 2009. The OREO properties consisted of two condominium projects totaling $3.9 million, three land development projects totaling $3.3 million, eight single family homes totaling $1.7 million, 11 land parcels totaling $1.4 million and three commercial real estate properties totaling $1.1 million.

     Restructured Loans. Under accounting principles generally accepted in the United States of America, the Bank is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructuring or loan modifications for a borrower does not necessarily always constitute troubled debt restructuring, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Bank had restructured loans totaling $16.4 million at September 30, 2010, of which $7.4 million were on non-accrual status.

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

     The categories of non-accrual loans and impaired loans overlap, although they are not coextensive. The Bank considers all circumstances regarding the loan and borrower on an individual basis when determining whether an impaired loan should be placed on non-accrual status, such as the financial strength of the borrower, the collateral value, reasons for delay, payment record, the amount of past due and the number of days past due. At September 30, 2010, the Bank had $42.2 million in impaired loans. For additional information on impaired loans, see Note 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

     Other Loans of Concern. Loans not reflected in the table above, but where known information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans as non-performing assets in the future are commonly referred to as "other loans of concern" or "potential problem loans." The amount included in potential problem loans results from an evaluation, on a loan-by-loan basis, of loans classified as "substandard" and "special mention," as those terms are defined under "Asset Classification" below. The amount of potential problem loans was $43.7 million at September 30, 2010 and $54.8 million at September 30, 2009. The vast majority of these loans are collateralized by real estate. See "- Asset Classification" below for additional information regarding our problem loans.

     Asset Classification. Applicable regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish allowances for loan losses in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets. When an insured institution classifies problem assets as loss, it charges off the balance of the asset against the allowance for loan losses. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. The Bank's determination of the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Division which can require the establishment of additional loss allowances.

     The aggregate amounts of the Bank's classified and special mention loans (as determined by the Bank), and of the Bank's allowances for loan losses at the dates indicated, were as follows:

                                           At September 30,
                                   -----------------------------
                                    2010       2009       2008
                                   -------   -------     -------
                                          (In thousands)

Loss.............................  $    --   $    --     $    --
Doubtful.........................       --        --          --
Substandard(1)(2)................   56,796    63,188      24,603
Special mention(1)...............   13,070    21,711      18,225
                                   -------   -------     -------
Total classified and special
 mention loans...................  $69,866   $84,899     $42,828
                                   =======   =======     =======

Allowance for loan losses........  $11,264   $14,172     $ 8,050

-------------
(1) For further information concerning the change in classified assets, see "- Lending Activities - Non-performing Loans and Delinquencies."
(2) Includes non-performing loans.

     The Bank's classified and special mention loans decreased by $15.0 million from September 30, 2009 to September 30, 2010, primarily as a result of a $6.4 million decrease in loans classified as substandard and a $8.6 million decrease in loans classified as special mention.

     Special mention loans are defined as those credits deemed by management to have some potential weakness that deserve management's close attention. If left uncorrected these potential weaknesses may result in the deterioration of the payment prospects of the loan. Assets in this category are not adversely classified and currently do not expose the Bank to sufficient risk to warrant a substandard classification. Eight individual loans comprised $8.9 million, or 68.4%, of the $13.1 million in loans classified as special mention. They include two commercial real estate loans totaling $3.3 million, three land loans totaling $2.6 million, two condominium construction loans totaling $2.1 million and one condominium construction loan with a balance of $975,000. At September 30, 2010 these loans were current and paying in accordance with their required terms.

     Substandard loans are classified as those loans that are inadequately protected by the current net worth, and paying capacity of the obligor, or of the collateral pledged. Assets classified as substandard have a well-defined weakness, or weaknesses that jeopardize the repayment of the debt. If the weakness, or weaknesses are not corrected there is the distinct possibility that some loss will be sustained. The aggregate amount of loans classified as substandard at September 30, 2010 decreased by $6.4 million to $56.8 million from $63.2 million at September 30, 2009. At September 30, 2010, 146 loans were classified as substandard compared to 121 at September 30, 2009.

     Of the $56.8 million in loans classified as substandard at September 30, 2010, $24.9 million were on non-accrual status and $1.3 million were past due 90 days or more and still accruing. Troubled debt restructured loans totaling $16.4 million were classified as substandard at September 30, 2010, with $7.4 million in troubled debt restructured loans on non-accrual status and $9.0 million in troubled debt restructured loans on accrual status. The largest loan classified as substandard at September 30, 2010 had a balance of $4.6 million and was secured by a mini-storage facility in Pierce County. This loan was 60 days past due at September 30, 2010. The next largest loan classified as substandard at September 30, 2010 had a balance of $3.4 million and was secured by an apartment building in King County. This loan was performing according to its loan repayment terms at September 30, 2010.

     Allowance for Loan Losses. The allowance for loan losses is maintained to cover estimated losses in the loan portfolio. The Bank has established a comprehensive methodology for the determination of provisions for loan losses that takes into consideration the need for an overall general valuation allowance. The Bank's methodology for assessing the adequacy of its allowance for loan losses is based on its historic loss experience for various loan segments; adjusted for changes in economic conditions, delinquency rates, and other factors. Using these loss estimate factors, management develops a range of probable loss for each loan category. Certain individual loans for which full collectibility may not be assured are evaluated individually with loss exposure based on estimated discounted cash flows or net realizable collateral values. The total estimated range of loss based on these two components of the analysis is compared to the loan loss allowance balance. Based on this review, management will adjust the allowance as necessary to maintain directional consistency with trends in the loan portfolio.

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

     At September 30, 2010, the Bank's allowance for loan losses totaled $11.3 million. This represents 2.09% of the total loans receivable and 43.01% of non-performing loans. The Bank's allowance for loan losses as a percentage of total loans receivable has decreased to 2.09% at September 30, 2010 from 2.52% at September 30, 2009 primarily due to a decrease in the level of non-performing loans, a decrease in the level of classified loans and a decrease in Bank's construction and land development loan balances.

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

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                          Year Ended September 30,
                             ------------------------------------------------
                               2010      2009      2008      2007     2006
                             --------  --------  --------  --------  --------
                                            (Dollars in thousands)

Allowance at beginning of
 year.......................  $14,172   $ 8,050   $4,797    $4,122    $4,099
Provision for loan losses...   10,550    10,734    3,900       686        --
Allocated to loan
 commitments................       --      (169)      --        --        --

Recoveries:
Mortgage loans:
 Commercial.................       13        --       --        --        --
 Construction...............      104        --       --        --        --
 Land.......................      153        83       --        --        --
Consumer loans:
 Home equity and second
  mortgage..................       86        --       --        --        --
 Other......................        6         5        1         1         5
Commercial business loans...       --        --       --        --        20
                              -------   -------   ------    ------    ------
   Total recoveries.........      362        88        1         1        25

Charge-offs:
Mortgage loans:
 One- to four-family........      200        46       --        --        --
 Construction...............    8,012     3,108      648        --        --
 Commercial.................    1,888       235       --        --        --
 Land.......................    3,285       705       --        --        --

Consumer loans:
 Home equity and second
  mortgage..................      399       162       --        --        --
 Other......................       36        25       --        12         2
Commercial business loans...       --       250       --        --        --
                              -------   -------   ------    ------    ------
 Total charge-offs..........   13,820     4,531      648        12         2
                              -------   -------   ------    ------    ------
 Net charge-offs
  (recoveries)..............   13,458     4,443      647        11       (23)
                              -------   -------   ------    ------    ------

  Balance at end of year....  $11,264   $14,172   $8,050    $4,797    $4,122
                              =======   =======   ======    ======    ======

Allowance for loan losses
 as a  percentage of total
 loans receivable (net)(1)
 outstanding at the end of
 the year...................     2.09%     2.52%    1.42%     0.92%     0.96%

Net charge-offs (recoveries)
 as a percentage of average
 loans outstanding during
 the year...................     2.45%     0.79%    0.12%     0.00%    (0.01%)

Allowance for loan losses
 as a percentage of non-
 performing loans at end
 of year....................    43.01%    47.11%   67.14%   321.95% 5,152.50%

------------
(1) Total loans receivable (net) includes loans held for sale and is before the allowance for loan losses.


     The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

                                                    At September 30,
              ----------------------------------------------------------------------------------------------
                     2010               2009               2008              2007                2006
              -----------------  ------------------  ----------------  -----------------  ------------------
                       Percent             Percent           Percent            Percent             Percent
                       of Loans            of Loans          of Loans           of Loans            of Loans
                       in                  in                in                 in                  in
                       Category            Category          Category           Category            Category
                       to Total            to Total          to Total           to Total            to Total
               Amount  Loans      Amount   Loans     Amount  Loans     Amount   Loans     Amount    Loans
              -------  --------  --------  --------  ------  --------  -------  --------  -------  ---------
                                                   (Dollars in thousands)
Mortgage loans:
 One- to four-
  family.......$   530    21.65%  $   616    18.58%   $  476    18.35%   $  396    17.40%  $  502    20.11%
 Multi-family..    392     5.77       431     4.31       248     4.24       200     5.97      112     3.60
 Commercial....  3,173    37.21     2,719    31.63     1,521    23.90     1,368    21.72    1,222    28.04
 Construction..  1,626    12.39     5,132    23.48     3,254    30.46     1,047    31.64      761    29.92
 Land..........  3,709    11.27     3,348    11.03     1,435     9.92       549    10.30      275     6.03
Non-mortgage loans:
 Consumer
  loans........    461     8.49     1,216     8.66       457     9.69       412     9.88      497     9.90
 Commercial
  business
  loans........  1,373     3.22       710     2.31       659     3.44       825     3.09      753     2.40
               -------   ------   -------   ------    ------   ------    ------   ------   ------   ------

  Total
   allowance
   for loan
   losses......$11,264   100.00%  $14,172   100.00%   $8,050   100.00%   $4,797   100.00%  $4,122   100.00%
               =======   ======   =======   ======    ======   ======    ======   ======   ======   ======



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

     At September 30, 2010, the Company's investment portfolio totaled $16.2 million, primarily consisting of $10.1 million of mortgage-backed securities available-for-sale, $988,000 of mutual funds available-for-sale, and $5.0 million of mortgaged-backed securities held-to-maturity. The Company does not maintain a trading account for any investments. This compares with a total investment portfolio of $20.6 million at September 30, 2009, primarily consisting of $968,000 of mutual funds available-for-sale, $12.5 million of mortgage-backed securities available-for-sale, and $7.1 million of mortgage-backed securities held-to-maturity. The composition of the portfolios by type of security, at each respective date is presented in the following table.

                                          At September 30,
                      --------------------------------------------------------
                             2010               2009               2008
                      -----------------  -----------------  ------------------
                                Percent            Percent            Percent
                      Recorded    of     Recorded    of     Recorded    of
                        Value    Total     Value    Total     Value    Total
                      --------  -------  --------  -------  --------  --------
                                      (Dollars in thousands)
Held-to-Maturity:

 U.S. agency
  securities......... $    28     0.17%   $    27    0.13%  $    28     0.09%
 Mortgage-backed
  securities.........   5,038    31.13      7,060   34.34    14,205    45.34

Available-for-Sale
 (at fair value):

 Mortgage-backed
  securities.........  10,131    62.59     12,503   60.82    16,162    51.58
 Mutual funds........     988     6.11        968    4.71       936     2.99
                      -------   ------    -------  ------   -------   ------

Total portfolio...... $16,185   100.00%   $20,558  100.00%  $31,331   100.00%
                      =======   ======    =======  ======   =======   ======

     The following table sets forth the maturities and weighted average yields of the investment and mortgage-backed securities in the Company's investment securities portfolio at September 30, 2010. Mutual funds, which by their nature do not have maturities, are classified in the one year or less category.


                                                After One to        After Five to          After Ten
                         One Year or Less        Five Years           Ten Years              Years
                         ----------------     ----------------     ----------------     ----------------
                         Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield
                         ------     -----     ------     -----     ------     -----     ------     -----
                                                     (Dollars in thousands)
Held-to-Maturity:
U.S. agency securities   $   --       --%      $ 14      3.25%      $ 14       3.98%    $    --       --%
Mortgage-backed
 securities                  --       --          5      4.90         26       4.73       5,007     5.73

Available-for-Sale:

Mortgage-backed
 securities                 271     0.88          9      5.53        141       5.92      9,710      3.37
Mutual funds                988     3.30         --        --         --         --         --        --
                         ------                ----                 ----               -------

Total portfolio          $1,259     2.78%      $ 28      4.27%      $181       5.58%   $14,717      4.15%
                         ======                ====                 ====               =======




     There were no securities which had an aggregate book value in excess of
10% of the Company's total equity at September 30, 2010.   At September 30,
2010, the Company had $5.0 million of private label mortgage backed securities of which $3.4 million was on non-accrual status. The private label mortgage backed securities were acquired from the in-kind redemption of the Company's investment in the AMF family of mutual funds in June 2008. For additional information regarding investment securities, see "Item 1A, Risk Factors Other-than-temporary impairment charges in our investment securities portfolio could result in additional losses" and Note 3 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Deposit Activities and Other Sources of Funds

     General. Deposits and loan repayments are the major sources of the Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Seattle and the Federal Reserve Bank ("FRB") may be used to compensate for reductions in the availability of funds from other sources.

     Deposit Accounts. Substantially all of the Bank's depositors are residents of Washington. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including money market deposit accounts, checking accounts, regular savings accounts and certificates of deposit. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank actively seeks consumer and commercial checking accounts through a checking account acquisition marketing program that was implemented in 2000. At September 30, 2010, the Bank had 36.6% of total deposits in non-interest bearing accounts and NOW checking accounts.

     At September 30, 2010 the Bank had $93.0 million of jumbo certificates of deposit of $100,000 or more. The Bank had no brokered certificates of deposits at September 30, 2010. The Bank believes that its jumbo certificates of deposit, which represented 16.1% of total deposits at September 30, 2010, present similar interest rate risk compared to its other deposits.

     The following table sets forth information concerning the Bank's deposits at September 30, 2010.

                                             Weighted               Percentage
                                              Average                of Total
Category                                   Interest Rate    Amount   Deposits
----------------------------------------   -------------  --------- ----------
                                                        (In thousands)
Non-interest bearing....................           --%    $ 58,755     10.15%
Negotiable order of withdrawal ("NOW")
 checking...............................         1.24      153,304     26.48
Savings.................................         0.71       67,448     11.65
Money market............................         1.13       55,723      9.63
                                                          --------    ------
 Subtotal...............................         1.09%    $335,230     57.91%

Certificates of Deposit(1)
----------------------------------------

Maturing within 1 year                           1.63%    $177,911     30.73%
Maturing after 1 year but within 2
 years..................................         1.91       43,032      7.43
Maturing after 2 years but within 5
 years..................................         3.03       22,386      3.87
Maturing after 5 years..................         2.53          310      0.05
                                                          --------    ------
 Total certificates of deposit..........         1.81      243,639     42.09
                                                          --------    ------
   Total deposits.......................         1.39%    $578,869    100.00%
                                                          ========    ======

----------------
(1)   Based on remaining maturity of certificates.

     The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 2010. Jumbo certificates of deposit have principal balances of $100,000 or more and the rates paid on these accounts are generally negotiable.


   Maturity Period                         Amount
   ------------------------------        ----------
                                       (In thousands)

   Three months or less..............      $23,157
   Over three through six months.....       20,549
   Over six through twelve months....       26,715
   Over twelve months................       22,585
                                           -------
     Total...........................      $93,006
                                           =======


     Deposit Flow.  The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                                              At September 30,
                        ------------------------------------------------------------------------------------
                                   2010                             2009                        2008
                        ------------------------------   -----------------------------   -------------------
                                  Percent                          Percent                          Percent
                                    of       Increase                of       Increase                of
                         Amount    Total    (Decrease)    Amount    Total    (Decrease)    Amount    Total
                        --------  -------   ----------   --------  --------  ----------   -------   --------
                                                        (Dollars in thousands)
Non-interest-bearing.... $ 58,755   10.15%   $ 8,460      $ 50,295     9.95%    $ (1,660)  $ 51,955   10.42%
NOW checking............  153,304   26.48     35,947       117,357    23.21       26,889     90,468   18.15
Savings.................   67,448   11.65      8,839        58,609    11.59        2,218     56,391   11.31
Money market............   55,723    9.63     (6,755)       62,478    12.36       (7,901)    70,379   14.11
Certificates of deposit
 which mature:
  Within 1 year.........  177,911   30.74     (4,374)      182,285    36.04        6,468    175,817   35.26
  After 1 year, but
   within 2 years.......   43,032    7.43     20,445        22,587     4.47      (23,820)    46,407    9.31
  After 2 years, but
   within 5 years.......   22,386    3.87     10,652        11,734     2.32        4,975      6,759    1.36
  Certificates maturing
   thereafter...........      310    0.05         (6)          316     0.06          (80)       396    0.08
                         --------  ------    -------      --------   ------       ------   --------  ------

Total................... $578,869  100.00%   $73,208      $505,661   100.00%      $7,089   $498,572  100.00%
                         ========  ======    =======      ========   ======       ======   ========  ======



     Certificates of Deposit by Rates. The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated.

                                   At September 30,
                            ------------------------------
                              2010       2009      2008
                            --------   --------   --------
                                    (In thousands)

0.00 - 1.99%............... $194,142   $ 59,466   $    866
2.00 - 3.99%...............   48,059    146,513    203,859
4.00 - 5.99%...............    1,374     10,569     24,274
6.00% - and over...........       64        374        380
                            --------   --------   --------
Total...................... $243,639   $216,922   $229,379
                            ========   ========   ========

     Certificates of Deposit by Maturities. The following table sets forth the amount and maturities of certificates of deposit at September 30, 2010.

                                            Amount Due
                           -------------------------------------------------
                                               After
                                      One to   Two to
                           Less Than    Two     Five       After
                           One Year    Years    Years    Five Years    Total
                           ---------  -------  -------   ----------   -------
                                            (In thousands)
0.00 - 1.99%..............  $152,796  $39,880  $ 1,466    $   --     $194,142
2.00 - 3.99%..............    24,741    2,509   20,499       310       48,059
4.00 - 5.99%..............       310      643      421        --        1,374
6.00% and over............        64       --       --        --           64
                            --------  -------  -------    ------     --------
Total.....................  $177,911  $43,032  $22,386    $  310     $243,639
                            ========  =======  =======    ======     ========

     Deposit Activities. The following table sets forth the deposit activities of the Bank for the periods indicated.

                                         Year Ended September 30,
                                      ------------------------------
                                        2010       2009      2008
                                      --------   --------   --------
                                              (In thousands)

Beginning balance.................... $505,661   $498,572   $466,735
Net deposits (withdrawals) before
 interest credited...................   65,401     (2,383)    20,075
Interest credited....................    7,807      9,472     11,762
                                      --------   --------   --------
Net increase in deposits.............   73,208      7,089     31,837
                                      --------   --------   --------
Ending balance....................... $578,869   $505,661   $498,572
                                      ========   ========   ========

     Borrowings. Deposits and loan repayments are generally the primary source of funds for the Bank's lending and investment activities and for general business purposes. The Bank has the ability to use advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2010, the Bank maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of 30% of the Bank's total assets, limited by available collateral, under which $75.0 million was outstanding.

The Bank also utilizes overnight repurchase agreements with customers. These overnight repurchase agreements are classified as other borrowings and totaled $622,000 at September 30, 2010. The Bank also maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.
At September 30, 2010, the Bank had no outstanding balance and $41.4 million in unused borrowing capacity on this borrowing line.

     The following table sets forth certain information regarding borrowings including repurchase agreements by the Bank at the end of and during the periods indicated:

                                                        At or For the
                                                   Year Ended September 30,
                                               -------------------------------
                                                 2010        2009       2008
                                               --------    --------   --------
                                                (Dollars in thousands)

Average total borrowings...................   $ 75,408   $ 97,393   $108,858

Weighted average rate paid on total
 borrowings................................       4.03%      4.14%      4.27%

Total borrowings outstanding at end of
 period....................................   $ 75,622   $105,777   $105,386


     The following table sets forth certain information regarding short-term borrowings including repurchase agreements by the Bank at the end of and during the periods indicated. Borrowings are considered short-term when the original maturity is less than one year.


                                                        At or For the
                                                   Year Ended September 30,
                                               -------------------------------
                                                 2010        2009       2008
                                               --------    --------   --------
                                                   (Dollars in thousands)
Maximum amount outstanding at any month end:
 FHLB advances...............................  $    --     $    --    $42,600
 Repurchase agreements.......................      750         844      1,884
 Pacific Coast Bankers' Bank ("PCBB")
  borrowings.................................       --          --         --
 FRB borrowings..............................   10,000      10,000         --

Average outstanding during period:
 FHLB advances...............................  $    --     $    15    $13,366
 Repurchase agreements.......................      539         624        943
 PCBB borrowings.............................       --           6         12
 FRB borrowings..............................      384          27         --
                                               -------     -------    -------
Total average outstanding during period......  $   923     $   672    $14,321
                                               =======     =======    =======

Weighted average rate paid during period:
 FHLB advances...............................       --%       0.71%      4.44%
 Repurchase agreements.......................     0.05        0.08       2.12
 PCBB borrowings.............................       --        1.48       5.27
 FRB borrowings..............................     0.66        0.50         --
Total weighted average rate paid during
 period......................................     0.30        0.12       4.29


                        (table continued on following page)

                                                        At or For the
                                                   Year Ended September 30,
                                               -------------------------------
                                                 2010        2009       2008
                                               --------    --------   --------
                                                   (Dollars in thousands)

Outstanding at end of period:
 FHLB advances................................  $   --     $    --    $   --
 Repurchase agreements........................     622         777       758
 PCBB borrowings..............................      --          --        --
 FRB borrowings...............................      --      10,000        --
                                                ------     -------    ------
Total outstanding at end of period............  $  622     $10,777    $  758
                                                ======     =======    ======

Weighted average rate at end of period:
 FHLB advances................................      --%           %       --%
 Repurchase agreements........................    0.05        0.05      1.05
 PCBB borrowings..............................      --          --        --
 FRB borrowings...............................      --        0.50        --
Total weighted average rate at end of period..    0.05        0.50      1.05

Bank Owned Life Insurance

     The Bank has purchased life insurance policies covering certain officers. These policies are recorded at their cash surrender value, net of any cash surrender charges. Increases in cash surrender value, net of policy premiums, and proceeds from death benefits are recorded in non-interest income. At September 30, 2010, the Bank had $13.4 million in bank owned life insurance.

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

     In December 2009, the FDIC and the Division agreed to terms on an informal supervisory agreement the Bank MOU. The terms of the Bank MOU restrict the Bank from certain activities, and require that the Bank obtain the prior written approval, or non-objection, of the FDIC and/or the DFI to engage in certain activities. In addition, on February 1, 2010, the FRB determined that the Company required additional supervisory attention and entered into the Company MOU. Under the Company MOU, the Company must among other things obtain prior written approval, or non-objection, from the FRB to declare or pay any dividends, or make any other capital distributions; issue any trust preferred securities; or purchase or redeem any of its stock. The FRB has denied the Company's requests to pay dividends on its Series A Preferred Stock issued under the CPP for the payments due May 15, 2010, August 15, 2010 and November 15, 2010. There can be no assurances that the FRB will approve such payments or dividends in the future. For additional information regarding the Bank MOU and the Company MOU, see "Item 1A, Risk Factors - The Company and the Bank are required to comply with the terms of separate memorandums of understanding issued by their respective regulators and lack of compliance could result in additional regulatory actions."

     Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises. Legislation is introduced from time to time in the United States Congress that may affect the Company's and the Bank's operations. In addition, the regulations governing the Company and the Bank may be amended from time to time by the FDIC. Any such legislation or regulatory changes could adversely affect the Company and the Bank and no prediction can be made as to whether any such changes may occur.

     On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

     * Centralize responsibility for consumer financial protection by creating a new agency within the Federal Reserve Board, the Bureau of Consumer Financial Protection, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts. Smaller financial institutions, including the Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

     * Require the federal banking regulators to promulgate new capital regulations and seek to make their capital requirements countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

     * Provide for new disclosure and other requirements relating to executive compensation and corporate governance.

     * Change the assessment base for federal deposit insurance from deposits to average total assets minus tangible equity.

     * Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for non interest-bearing demand transaction accounts at all insured depository institutions.

     * Effective July 21, 2011, repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

     * Require all depository institution holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

     Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company and the financial services industry more generally. The elimination of the prohibition on the payment of interest on demand deposits could materially increase our interest expense, depending on our competitors' responses. Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future.

     Temporary Liquidity Guaranty Program. Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program ("TLGP") on October 14, 2008. The TLGP includes the Transaction Account Guarantee Program, which provides unlimited deposit insurance coverage through December 31, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts ("TAGP"). Institutions participating in the TAGP pay a 10 basis point fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The TLGP also includes the Debt Guarantee Program ("DGP"), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. The Company did not opt out of the program. At September 30, 2010, the DGP coverage limit is equal to 2% of the Bank's liabilities; however, the Bank did not have any senior unsecured debt which was being guaranteed under the DGP at that time.

     Insurance of Accounts and Regulation by the FDIC. The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.

     The FDIC currently assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories applied to its deposits subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. Under FDIC's current risk-based assessment rules, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV. Initial base assessment rates are subject to adjustments based on an institution's unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV. The FDIC's regulations include authority for the FDIC to increase or decrease total base assessment rates in the future by as much as three basis points without a formal rulemaking proceeding. No institution may pay a dividend if in default of the FDIC assessment.

     The Dodd-Frank Act requires the FDIC to amend its regulations to define the assessment base against which deposit insurance premiums are calculated as a depository institution's average total consolidated assets minus the institution's average tangible equity. In November 2009, the FDIC issued a proposed rule under which, effective in the second calendar quarter of 2011, the assessment base would be average consolidated assets minus Tier 1 capital. The FDIC has stated that it set rates using the new assessment base such that the revenues it receives will be approximately the same as under the current assessment base. Under the proposal, initial base assessment rates for institutions with less than $10 billion in assets would be from 5-9 basis points for Risk Category I, 14 basis points for Risk Category II, 23 basis points for Risk Category III and 35 basis points for Risk Category IV. After a downward adjustment for certain long-term, unsecured debt issued by an institution and an upward adjustment for brokered deposits (except in Risk Category I), total assessments rates would range from 2.5-9 basis points for Risk Category I, 9-24 basis points for Risk Category II, 18-33 basis points for Risk Category III, and 30-45 basis points for Risk Category IV, subject to further increase in the case of an institution that holds unsecured debt issued by another FDIC-insured institution. The Bank is currently classified as a Risk Category II institution.

     The Dodd-Frank Act increased the minimum designated reserve ratio or DRR (the ratio of the net worth of the DIF to estimated insured deposits) from 1.15% of estimated deposits to 1.35% of estimated deposits (or a comparable percentage of the asset-based assessment base described above). The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the DRR when setting assessments for insured depository institutions with less than $10 billion in total consolidated assets, including the Bank. The FDIC has until September 30, 2020 to achieve the new DRR of 1.35%.

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

     On November 12, 2009, the FDIC required insured depository institutions to prepay their quarterly risk-based assessments for the quarter ended December 31, 2009 and for all of calendar 2010, 2011, and 2012, on December 30,

2009, along with each institution's risk-based assessment for the third quarter of 2009. In December 2009, the Bank paid the prepaid assessment of $4.4 million; and as of September 30, 2010, the remaining prepaid balance was $3.3 million.

     Prompt Corrective Action. Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution's category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors. The federal banking agencies have adopted regulations that implement this statutory framework. Under these regulations, an institution is deemed to be well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a Tier 1 risk-based capital ratio of not less than 4%, and a leverage ratio of not less than 4%. Any institution which is neither wellcapitalized nor adequately capitalized is considered undercapitalized.

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

     At September 30, 2010, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC. For additional information on capital requirements, see Note 19 of the Notes to the Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

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

     The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. At September 30, 2010, the Bank had a Tier 1 leverage capital ratio of 10.0%. The FDIC retains the right to require a particular institution to maintain a higher capital level based on the its particular risk profile.

     FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks. At September 30, 2010, the Bank's ratio of total capital to risk-weighted assets was 14.9% and the ratio of Tier 1 capital to risk-weighted assets was 13.6%.

     The Division requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At September 30, 2010, the Bank had a net worth of 9.7% of total assets.

     The table below sets forth the Bank's capital position relative to its FDIC capital requirements at September 30, 2010. The definitions of the terms used in the table are those provided in the capital regulations issued by the FDIC and reflect the higher Tier 1 leverage capital ratio that the Bank is required to comply with in connection with the Bank MOU. For additional
information regarding the MOU, see "Item 1A, Risk Factors   The Company and
the Bank are required to comply with the terms of separate memoranda of understanding issued by their respective regulators and lack of compliance could result in additional regulatory actions."

                                                   At September 30, 2010
                                              ------------------------------
                                                         Percent of Adjusted
                                               Amount       Total Assets (1)
                                              --------   -------------------
                                                   (Dollars in thousands)

Tier 1 (leverage) capital...................   $72,784           10.0%
Tier 1 (leverage) capital requirement (2)...    72,809           10.0
                                               -------           ----
Deficit.....................................   $   (25)            --%
                                               =======           ====

Tier 1 risk adjusted capital................   $72,784           13.6%
Tier 1 risk adjusted capital requirement....    32,036            6.0
                                               -------           ----
Excess......................................   $40,748            7.6%
                                               =======           ====

Total risk-based capital....................   $79,515           14.9%
Total risk-based capital requirement........    53,393           10.0
                                               -------           ----
Excess......................................   $26,122            4.9%
                                               =======           ====


                         (Footnotes on following page)

-------------
(1) For the Tier 1 (leverage) capital and Washington regulatory capital calculations, percent of total average assets of $728.1 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $533.9 million.
(2) As a Washington-chartered savings bank, the Bank is subject to the capital requirements of the FDIC and the Division. The FDIC requires state-chartered savings banks, including the Bank, to have a minimum leverage ratio of Tier 1 capital to total assets of at least 3%, provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating any significant growth, are required to maintain a ratio of 1% to 2% above the stated minimum, with an absolute total capital to risk-weighted assets of at least 8%. Under the MOU, the Bank is required to maintain at least a 10.0% Tier 1 leverage capital ratio.

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

     Real Estate Lending Standards. FDIC regulations require the Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans. These standards, which must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions. The Bank's Board of Directors is required to review and approve the Bank's standards at least annually. The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans. Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan-to-value ratios should not exceed 100% of total capital, and the total of all loans for commercial, agricultural, multifamily or other non-one- to four-family residential properties should not exceed 30% of total capital. Loans in excess of the supervisory loan-to-value ratio limitations must be identified in the Bank's records and reported at least quarterly to the Bank's Board of Directors. The Bank is in compliance with the record and reporting requirements. As of September 30, 2010, the Bank's aggregate loans in excess of the supervisory loan-to-value ratios were 2.0% of total capital and the Bank's loans on commercial, agricultural, multifamily or other non-one- to four-family residential properties in excess of the supervisory loan-to-value ratios were 15% of total capital.

     Activities and Investments of Insured State-Chartered Financial Institutions. Federal law generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, (iv) acting as agent for a customer in many capacities, and (v) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

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

     Environmental Issues Associated With Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), is a federal statute that generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste. However, Congress acted to protect secured creditors by providing that the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this "secured creditor exemption" has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.

     To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

     Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to reserve requirements, as are any non-personal time deposits at a savings bank. As of September 30, 2010, the Bank's deposit with the Federal Reserve and vault cash exceeded its Regulation D reserve requirements.

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

Regulation of the Company

     General. The Company, as the sole shareholder of the Bank, is a bank holding company and is registered as such with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended ("BHCA"), and the regulations of the Federal Reserve. As a bank holding company, the Company is required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require and will be subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

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

     Interstate Banking. The Federal Reserve may approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state except with respect to the acquisition of a bank that has not been in existence for the minimum time period, not exceeding five years, specified by the law of the host state. The Federal Reserve may not approve an application if the applicant controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state that may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the federal law.

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

     Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition, and that it is inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Under the terms of the Bank MOU, the Bank may not pay dividends to the Company without the prior consent of the FDIC and the Division. In addition, in May and August 2010, the FRB denied the Company's request to pay cash dividends on its common stock. The Company's ability to pay dividends with respect to common stock is subject to obtaining approval from the FRB and the Treasury and is further restricted until the dividend obligations under the Series A Preferred Stock are brought current.

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

     Capital Requirements. The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $500 million or more in total consolidated assets.

     The Company's total risk based capital must equal 8% of risk-weighted assets and one half of the 8%, or 4%, must consist of Tier 1 (core) capital and its Tier 1 (core) capital must equal 4% of total assets. As of September 30, 2010, the Company's total risk based capital was 16.3% of risk-weighted assets, its risk based capital of Tier 1 (core) capital was 15.0% of risk-weighted assets and its Tier 1 (core) capital was 11.0% of average assets.

     Sarbanes-Oxley Act of 2002. As a public company, the Company is subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act of 2002 was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with several accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

     The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the Securities and Exchange Commission and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General.

Taxation

     Federal Taxation

     General. The Company and the Bank report their operations on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's allowance for loan losses discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

     Allowance for Loan Losses. Historically, savings institutions such as the Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish an allowance for loan losses and to make annual additions thereto, which may have been deducted in arriving at their taxable income.

     The provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." These rules required that all institutions recapture all or a portion of their allowance for loan losses added since the base year (last taxable year beginning before January 1, 1988). The Bank had previously recorded deferred taxes equal to the bad debt recapture and as such the new rules had no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction is determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Bank is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders. The Bank has recaptured all federal tax bad debt reserves that had been accumulated since October 1, 1988.

     Distributions. To the extent that the Bank makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its allowance for loan losses as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental allowance for loan losses ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's allowance for loan losses. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "- Regulation of the Bank - Dividends" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax allowance for loan losses.

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

     Audits. The Company is no longer subject to United States federal tax examination by tax authorities for years ended on or before September 30, 2006.

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

Personnel

     As of September 30, 2010, the Bank had 250 full-time employees and 33 part-time and on-call employees. The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees is good.

Executive Officers of the Registrant

     The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

                   Executive Officers of the Company and Bank

                     Age at                      Position
                   September -------------------------------------------------
Name               30, 2010            Company                  Bank
-----------------  --------- -------------------------  ----------------------

Michael R. Sand        56    President and Chief        President and Chief
                              Executive Officer          Executive Officer

Dean J. Brydon         43    Executive Vice President,  Executive Vice
                              Chief Financial Officer    President, Chief
                              and Secretary              Financial Officer and
                                                         Secretary

Robert A. Drugge       59    Executive Vice President   Executive Vice
                                                         President and
                                                         Business Banking
                                                         Division Manager

John P. Norawong       45    Executive Vice President   Executive Vice
                                                         President and
                                                         Community Banking
                                                         Division Manager

Marci A. Basich        41    Senior Vice President      Senior Vice President
                              and Treasurer              and Treasurer


Kathie M. Bailey       59    Senior Vice President      Senior Vice President
                                                          and Chief Operations
                                                          Officer

Michael J. Scott       64                               Senior Vice President
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

     In December 2009, the FDIC and the Division determined that the Bank required additional supervisory attention and and on December 29, 2009 entered into the Bank MOU. Under the terms of the Bank MOU, the Bank, without the prior written approval, or nonobjection, of the FDIC and/or the DFI, may not:

     * appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers;
     *  pay cash dividends to its holding company, Timberland Bancorp, Inc.;
        or
     * engage in any transactions that would materially change the balance sheet composition including growth in total assets of five percent or more or significant changes in funding sources, such as by increasing brokered deposits.

     Other material provisions of the Bank MOU require the Bank to:

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

     In addition on February 1, 2010, the FRB determined that the Company required additional supervisory attention and entered into the Company MOU. Under the terms of the Company MOU, the Company, without prior written approval, or non-objection, of the FRB, may not:

     * appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers;
     * receive dividends or any other form of payment or distribution representing a reduction in capital from the Bank;
     * declare or pay any dividends, or make any other capital distributions; incur, renew, increase, or guarantee any debt;
     *  issue any trust preferred securities; or
     *  purchase or redeem any of its stock.

     The Bank MOU and the Company MOU will remain in effect until stayed, modified, terminated or suspended by the FDIC and the Division or FRB, as the case may be. If either the Company or the Bank is found not in compliance with their respective MOU, it could be subject to various remedies, including among others, the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to direct an increase in capital, to restrict growth, to remove officers and / or directors, and to assess civil monetary penalties. Management of the Company and the Bank have been taking action and implementing programs to comply with the requirements of the Company MOU and the Bank MOU, respectively. Compliance will be determined by the FDIC, Division and FRB. Any of these regulators may determine in their sole discretion that the issues raised by the Company MOU or the Bank MOU have not been addressed satisfactorily, or that any current or past actions, violations or deficiencies could be the subject of further regulatory enforcement actions. Such enforcement actions could involve penalties or further limitations on the Company's business and negatively affect its ability to implement its business plan, pay dividends on its common stock or the value of its common stock, as well as its financial condition and result of operations.

     As of September 30, 2010, the FRB has denied the Company's requests to pay dividends on its Series A Preferred Stock (issued under TARP) for the payments due May 15, 2010 and August 15, 2010. There can be no assurance that our regulators will approve such payments or dividends in the future. The Company may not declare or pay dividends on its common stock or, with certain exceptions, repurchase common stock without first having paid all cumulative preferred dividends that are due. If dividends on the Series A Preferred Stock are not paid for six quarters, whether or not consecutive, the Treasury has the right to appoint two members to the Board of Directors of the Company.
See "   Risks specific to our participation in TARP."

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

     Substantially all of our loans are to businesses and individuals in the state of Washington. A continuing decline in the economies of our local market areas of Grays Harbor, Pierce, Thurston, King, Kitsap and Lewis counties in which we operate, and which we consider to be our primary market areas, could have a material adverse effect on our business, financial condition, results of operations and prospects. In particular, Washington has experienced substantial home price declines and increased foreclosures and has experienced above average unemployment rates.

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

     * the amount of our low-cost or non-interest bearing deposits may decrease; and

     *  the price of our common stock may decrease.

Our real estate construction and land development loans are based upon estimates of costs and the value of the completed project.

     We make real estate construction loans to individuals and builders, primarily for the construction of residential properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At September 30, 2010, construction and land development loans totaled $69.3 million, or 12.4% of our total loan portfolio, of which $39.3 million were for residential real estate projects. Approximately $30.9 million of our residential construction loans were made to finance the construction of owner-occupied homes and are structured to be converted to permanent loans at the end of the construction phase. Land development loans, which are loans made with land as security, totaled $6.4 million, or 1.2%, of our total loan portfolio at September 30, 2010. In general, construction and land development lending involves additional risks because of the inherent difficulty in estimating a property's value both before and at completion of the project as well as the estimated cost of the project. Construction costs may exceed original estimates as a result of increased materials, labor or other costs. In addition, because of current uncertainties in the residential real estate market, property values have become more difficult to determine than they have historically been. Construction loans and land development loans often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest. These loans are also generally more difficult to monitor. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. At September 30, 2010, $4.8 million of our construction portfolio was comprised of speculative one- to four-family construction loans. Approximately $7.6 million, or 11.0%, of our total real estate construction and land development loans were non-performing at September 30, 2010. A material increase in our non-performing construction and loan development loans could have a material adverse effect on our financial condition and results of operation.

Our emphasis on commercial real estate lending may expose us to increased lending risks.

     Our current business strategy includes the expansion of commercial real estate lending. This type of lending activity, while potentially more profitable than single-family residential lending, is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. In our primary market of southwest Washington, a further downturn in the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.

     At September 30, 2010, we had $208.0 million commercial real estate mortgage loans, representing 37.2% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower's project is reduced as a result of leases not being obtained or renewed, the borrower's ability to repay the loan may be impaired. Commercial real estate loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

     A secondary market for most types of commercial real estate loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans. As a result of these characteristics, if we foreclose on a commercial real estate loan, our holding period for the collateral typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Accordingly, charge-offs on commercial real estate loans may be larger as a percentage of the total principal outstanding than those incurred with our residential or consumer loan portfolios.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

     The FDIC, the Federal Reserve and the Office of Thrift Supervision have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our balance in commercial real estate loans at September 30, 2010 represents more than 300% of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us and an adjustment to our growth strategies.

Repayment of our commercial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

     At September 30, 2010, we had $18.0 million or 3.2% of total loans in commercial loans. Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

Our business may be adversely affected by credit risk associated with residential property.

     At September 30, 2010, $159.4 million, or 28.5% of our total loan portfolio, was secured by one- to four-family mortgage loans and home equity loans. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the Washington housing market has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. Continued declines in both the volume of real estate sales and the sales prices coupled with the current recession and the associated increases in unemployment may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity, and damage our financial condition and business operations.

High loan-to-value ratios on a portion of our residential mortgage loan portfolio exposes us to greater risk of loss.

     Many of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have reduced equity or no equity because either we originated upon purchase a first mortgage with an 80% loan-to-value ratio, have originated a home equity loan with a combined loan-to-value ratio of up to 90%, or because of the decline in home values in our market areas. Residential loans with high loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale. As a result, these loans may experience higher rates of delinquencies, defaults and losses.

Our provision for loan losses has increased substantially in the years ended September 30, 2010 and 2009, and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.

     For the fiscal years ended September 30, 2010 and 2009 we recorded a provision for loan losses of $10.6 million and $10.7 million, respectively. We also recorded net loan charge-offs of $13.5 million and $4.4 million for the fiscal years ended September 30, 2010 and 2009, respectively. During these last two fiscal years, we experienced higher loan delinquencies and credit losses. Our non-performing loans and assets have historically reflected unique operating difficulties for individual borrowers rather than weakness in the overall economy of the Pacific Northwest; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and non-performing loans. Slower sales and excess inventory in the housing market have been the primary causes of the increase in delinquencies and foreclosures for construction and land development loans, which represent 30.6% of our non-performing assets at September 30, 2010. Further, our portfolio is concentrated in construction and land loans and commercial and commercial real estate loans, all of which have a higher risk of loss than residential mortgage loans.

     If current trends in the housing and real estate markets continue, and until general economic conditions improve, we expect that we will continue to experience significantly higher than normal delinquencies and credit losses. As a result, we could be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could have a material adverse effect on our financial condition and results of operations.

We may have continuing losses.

     We reported net losses of $(2.3 million) and $(242,000) for the fiscal years ended September 30, 2010 and 2009, respectively. These losses primarily resulted from our high level of non-performing assets and the resultant increased provision for loan losses and OREO related expenses and write-downs. We may continue to suffer further losses which could materially adversely affect our financial condition and require us to raise additional capital.

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

     We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

     * our general reserve, based on our historical default and loss experience and certain macroeconomic factors based on management's expectations of future events; and

     * our specific reserve, based on our evaluation of impaired loans and their underlying collateral and cash flows.

     The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Our allowance for loan losses was $11.3 million or 2.1% of gross loans held for investment and 45.3% of non-performing loans at September 30, 2010. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and our capital.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

     We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property is taken in as OREO, and at certain other times during the assets holding period. Our net book value ("NBV") in the loan at the time of foreclosure and thereafter is compared to the updated estimated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset's NBV over its fair value. If our valuation process is incorrect or if the property declines in value after foreclosure, the fair value of our OREO may not be sufficient to recover our NBV in such assets, resulting in the need for additional charge-offs. Additional material charge-offs to our OREO could have a material adverse effect on our financial condition and results of operations.

     In addition, bank regulators periodically review our OREO and may require us to recognize further charge-offs. Any increase in our charge-offs, as required by such regulators, may have a material adverse effect on our financial condition and results of operations.

Other-than-temporary impairment charges in our investment securities portfolio could result in additional losses.

     During the year ended September 30, 2010, we recognized a $2.2 million other than temporary impairment ("OTTI") charge on private label mortgage backed securities we hold for investment. Management concluded that the decline of the estimated fair value below the cost of these securities was other than temporary and recorded a credit loss through non-interest income. At September 30, 2010 our remaining private label mortgage backed securities portfolio totaled $5.0 million

     We closely monitor our investment securities for changes in credit risk. The valuation of our investment securities also is influenced by external market and other factors, including implementation of Securities and Exchange Commission and Financial Accounting Standards Board guidance on fair value accounting, default rates on residential mortgage securities, rating agency actions, and the prices at which observable market transactions occur. The current market environment significantly limits our ability to mitigate our exposure to valuation changes in our investment securities by selling them. Accordingly, if market conditions deteriorate further and we determine our holdings of our private label mortgage backed securities or other investment securities are other than temporarily impaired, our results of operations could be adversely affected.

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

Our loan portfolio possesses increased risk due to our level of adjustable rate loans.

     A substantial majority of our real estate secured loans held are adjustable-rate loans. Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, increasing the possibility of defaults that may adversely affect our profitability.

Increases in deposit insurance premiums and special FDIC assessments will hurt our earnings.

     Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (seven cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to five basis points on each institution's assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution's assessment base. Our FDIC deposit insurance expense for the years ended September 30, 2010 and 2009 was $1.7 million and $778,000, respectively.

     Additionally, in November 2009, the FDIC announced that financial institutions are required to prepay their estimated quarterly risk-based assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. In December 2009, we prepaid $4.4 million, which will be expensed over this three-year period. This prepayment did not immediately impact our earnings as the payment will be expensed over time, however, any additional emergency special assessment imposed by the FDIC will adversely affect our earnings.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

     Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and advances from the FHLB of Seattle, borrowings from the Federal Reserve Bank of San Francisco and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general - such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington markets where our loans are concentrated or adverse regulatory action against us.

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

     We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. At some point, we may need to raise additional capital to support continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. If we are able to raise capital it may not be on terms that are acceptable to us. Accordingly, we cannot make assurances that we will be able to raise additional capital. If we cannot raise additional capital when needed, our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. As a result, we may have to raise additional capital on terms that may be dilutive to our shareholders. In addition, if we are unable to raise additional capital when required by the FDIC, we may be subject to adverse regulatory action. See " The Company and the Bank are required to comply with the terms of separate memoranda of understanding issued by their respective regulators and lack of compliance could result in additional regulatory actions."

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

     Further, our regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by financial institutions and holding companies in the performance of their supervisory and enforcement duties. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non banks to offer competing financial services and products, among other things.

We may experience future goodwill impairment, which could reduce our earnings.

     We performed our test for goodwill impairment for fiscal year 2010, but no impairment was identified. Our assessment of the fair value of goodwill is based on an evaluation of current purchase transactions, discounted cash flows from forecasted earnings, our current market capitalization, and a valuation of our assets and liabilities. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge to earnings, which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital.

Our investment in Federal Home Loan Bank of Seattle stock may become impaired.

     At September 30, 2010, we owned $5.7 million in FHLB stock. As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is carried at cost, and it is subject to recoverability testing per accounting guidance for the impairment of long lived assets. The FHLB has announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the "FHFA"), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has not paid a dividend since the fourth quarter of 2008. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet. As a result, we have not recorded an other-than-temporary impairment on our investment in FHLB stock. However, continued deterioration in the FHLB's financial position may result in impairment in the value of those securities. On October 26, 2010, the FHLB announed that it had entered into a Consent Agreement with the FHFA, which requires the FHLB to take certain specified actions related to its business and operations. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

We may experience further decreases in the fair value of our mortgage servicing rights, which could reduce our earnings.

     Mortgage servicing rights ( MSRs") are capitalized at estimated fair value when acquired through the origination of loans that are subsequently sold with servicing rights retained. MSRs are amortized to servicing income on loans sold over the period of estimated net servicing income. The estimated fair value of MSRs at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans. We periodically evaluate the fair value of MSRs for impairment by comparing actual cash flows and estimated cash flows from the servicing assets to those estimated at the time servicing assets were originated. Our methodology for estimated the fair value of MSRs is highly sensitive to changes in assumptions, such as prepayment speeds. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSRs portfolio. For example, a decrease in mortgage interest rates typically increases the prepayment speeds of MSRs and therefore decreases the fair value of the MSRs. We recorded an $890,000 valuation allowance to our MSRs during the year ended September 30, 2010, which reduced our earnings. Future decreases in mortgage interest rates could further decrease the fair value of our MSRs, which would decrease our earnings.

Our assets as of September 30, 2010 include a deferred tax asset and we may not be able to realize the full amount of such asset.

     We recognize deferred tax assets and liabilities based on differences between the financial statement recorded amounts and the tax bases of assets and liabilities. At September 30, 2010, the net deferred tax asset was approximately $3.4 million, a decrease from a balance of approximately $4.5 million at September 30, 2009. The net deferred tax asset results primarily from our provisions for loan losses recorded for financial reporting purposes, which have been larger than net loan charge-offs deducted for tax reporting purposes.

     We regularly review our net deferred tax assets for recoverability based on history of earnings expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. We believe the recorded net deferred tax asset at September 30, 2010 is fully realizable; however, if we determine that we will be unable to realize all or part of the net deferred tax asset, we would adjust this net deferred tax asset, which would negatively impact our financial condition and results of operations.

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

     The securities purchase agreement between us and Treasury limits our ability to pay dividends on and repurchase our common stock. The securities purchase agreement between us and Treasury provides that prior to the earlier of (i) December 23, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of Treasury, (a) increase the cash dividend on our common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than the Series A Preferred Stock or any trust preferred securities. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock. As of September 30, 2010, the FRB has denied the Company's request to pay dividends on its Series A Preferred Stock (issued under TARP) for the payments due May 15, 2010 and August 15, 2010. The foregoing, together with the potentially dilutive impact of the warrant described in the next risk factor, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce or eliminate our common stock dividend in the future.

     The Series A Preferred Stock impacts net income (loss) to our common shareholders and net income (loss) per common share and the warrant we issued to Treasury may be dilutive to holders of our common stock. The dividends declared or accrued on the Series A Preferred Stock reduce the net income (increase the net loss) to common shareholders and our net income (loss) per common share. The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale of the Series A Preferred Stock is exercised.
The shares of common stock underlying the warrant represent approximately 5.0% of the shares of our common stock outstanding as of September 30, 2010 (including the shares issuable upon exercise of the warrant in total shares outstanding). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

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

     Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time there are changes in the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we report and record our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in a retrospective adjustment to prior financial statements.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

     Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the community banking industry where the Bank conducts its business. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our President, and certain other employees. In addition, our success has been and continues to be highly dependent upon the services of our directors, and we may not be able to identify and attract suitable candidates to replace such directors.

Item 1B.  Unresolved Staff Comments
-----------------------------------

     Not applicable.

Item 2.  Properties
-------------------

     At September 30, 2010 the Bank operated 22 full service facilities. The following table sets forth certain information regarding the Bank's offices, all of which are owned, except for the Tacoma office, the Gig Harbor office and the Lacey office at 1751 Circle Lane SE, which are leased.

                                               Approximate       Deposits at
Location                       Year Opened  Square Footage  September 30, 2010
---------------------------    -----------  --------------  ------------------
                                                              (In thousands)
Main Office:

624 Simpson Avenue                  1966          7,700          $82,308
Hoquiam, Washington 98550

Branch Offices:

300 N. Boone Street                 1974          3,400           33,316
Aberdeen, Washington 98520

201 Main Street South               2004           3200           31,472
Montesano, Washington 98563

361 Damon Road                      1977          2,100           23,210
Ocean Shores, Washington 98569

2418 Meridian East                  1980           2400           39,581
Edgewood, Washington 98371

202 Auburn Way South                1994          4,200           28,345
Auburn, Washington 98002

12814 Meridian East (South Hill)    1996          4,200           31,014
Puyallup, Washington 98373

1201 Marvin Road, N.E.              1997          4,400           18,673
Lacey, Washington 98516

101 Yelm Avenue W.                  1999          1,800           17,704
Yelm, Washington 98597

                                               Approximate       Deposits at
Location                       Year Opened  Square Footage  September 30, 2010
---------------------------    -----------  --------------  ------------------
                                                              (In thousands)

20464 Viking Way NW                 1999         3,400           12,738
Poulsbo, Washington  98370

2419 224th Street E.                1999         3,900           26,534
Spanaway, Washington 98387

801 Trosper Road SW                 2001         3,300           28,032
Tumwater, Washington 98512

7805 South Hosmer Street            2001         5,000           25,886
Tacoma, Washington 98408

2401 Bucklin Hill Road              2003         4,000           37,140
Silverdale, Washington 98383

423 Washington Street SE            2003         3,000           16,439
Olympia, Washington 98501

3105 Judson St                      2004         2,700           22,904
Gig Harbor, Washington 98335

117 N. Broadway                     2004         3,700           19,260
Aberdeen, Washington 98520

313 West Waldrip                    2004         5,900           21,422
Elma, Washington 98541

1751 Circle Lane SE                 2004           900           15,306
Lacey, Washington 98503

101 2nd Street                      2004         1,800           20,617
Toledo, Washington 98591

209 NE 1st Street                   2004         3,400           15,622
Winlock, Washington 98586

714 W. Main Street                  2009         4,600           11,346
Chehalis, Washington 98532

Loan Center/Data Center:

120 Lincoln Street                  2003         6,000               --
Hoquiam, Washington 98550

Other Properties:

305 8th Street(1)
Hoquiam, Washington 98550           2004         4,100               --

------------
(1) Office at 305 8th Street, Hoquiam, Washington was consolidated into the office at 624 Simpson Avenue, Hoquiam, Washington on November 15, 2004. The building is currently being used for storage and other administrative purposes.

     Management believes that all facilities are appropriately insured and are adequately equipped for carrying on the business of the Bank.

     At September 30, 2010 the Bank operated 23 proprietary ATMs that are part of a nationwide cash exchange network.

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

Item 4. [Removed and Reserved]
------------------------------

                                      PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
---------------------------------------------------------------------------
and Issuer Purchases of Equity Securities
-----------------------------------------

     The Company's common stock is traded on the Nasdaq Global Market under the symbol "TSBK." As of November 30, 2010, there were 7,045,036 shares of common stock issued and approximately 605 shareholders of record. The following table sets forth the high and low sales prices of, and dividends paid on, the Company's common stock for each quarter during the years ended September 30, 2010 and 2009. The high and low price information was provided by the Nasdaq Stock Market.

                                   High      Low       Dividends
                                 --------  -------   -----------
Fiscal 2010
-----------
First Quarter..................  $ 4.75     $ 3.95      $ 0.03
Second Quarter.................    4.42       3.59        0.01
Third Quarter..................    5.28       3.30          --
Fourth Quarter.................    4.25       2.98          --


                                   High      Low      Dividends
                                 --------  -------   -----------
Fiscal 2009
-----------
First Quarter..................   $7.99      $5.10       $0.11
Second Quarter.................    7.93       1.94        0.11
Third Quarter..................    6.00       3.57        0.11
Fourth Quarter.................    5.63       3.90        0.06


Dividends

     Dividend payments by the Company are dependent primarily on dividends received by the Company from the Bank. Under federal regulations, the dollar amount of dividends the Bank may pay is dependent upon its capital position and recent net income. Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the FDIC regulations. However, an institution that has converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the mutual to stock conversion. In addition, the Bank is subject to restrictions on its ability to pay dividends to the Company under the terms of the Bank MOU. The Company is also subject to restrictions on its ability to pay dividends to stockholders under the terms of the Company MOU. Further, the Company also is subject to restrictions on its ability to pay dividends pursuant to the terms of the securities purchase agreement between the Company and the U.S. Treasury. As of September 30, 2010, the FRB has denied the Company's request to pay dividends on its Series A Preferred Stock issued under the CPP for the payments due on May 15, 2010 and August 15, 2010. For additional information regarding the Company's and the Bank's restrictions on
the payment of dividends, see "Item 1A, Risk Factors   The Company and the
Bank are required to comply with the terms of separate memoranda of understanding issued by their respective regulators and lack of compliance
could result in additional regulatory actions." and "   Risks specific to our
participation in TARP."

Equity Compensation Plan Information

     The equity compensation plan information presented under subparagraph (d) in Part III, Item 12. of this Form 10-K is incorporated herein by reference.

Stock Repurchases

     The Company is subject to restrictions on its ability to repurchase its common stock pursuant to the terms of the securities purchase agreement between the Company and the U.S. Treasury, and pursuant to the terms of the Company MOU. For additional information, see Item 1A, "Risk Factors - The Company and the Bank are required to comply with the terms of separate memoranda of understanding issued by their respective regulators and lack of compliance could result in additional regulatory actions." and " Risks specific to our participation in TARP."

     The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq U.S. Companies Index and with the SNL $250 to $500 Million Asset Thrift Index and the SNL $500 million to $1 Billion Asset Thrift Index, peer group indices. Total return assumes the reinvestment of all dividends and that the value of the Company's Common Stock and each index was $100 on September 30, 2005.




[GRAPH APPEARS HERE]














                                          Period Ending
                    ----------------------------------------------------------
Index               09-30-05  09-30-06  09-30-07  09-30-08  09-30-09  09-30-10
------------------  --------  --------  --------  --------  --------  --------
Timberland Bancorp,
 Inc............... $100.00    154.92    141.08     70.87     46.78     41.12
NASDAQ Composite...  100.00    104.96    125.55     97.22     98.64    110.08
SNL $250M-$500 M
 Thrift Index......  100.00    108.82    100.55     85.50     80.16     81.83
SNL $500M-$1 B
 Thrift Index......  100.00    116.17    111.96     83.83     70.18     67.32

* Source: SNL Financial LC, Charlottesville, VA

Item 6.  Selected Financial Data
--------------------------------

     The following table sets forth certain information concerning the consolidated financial position and results of operations of the Company and
its subsidiary at and for the dates indicated.   The consolidated data is
derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and its subsidiary presented herein.

                                                At September 30,
                              ----------------------------------------------
                                2010      2009      2008      2007     2006
                              -------    ------    ------    ------   ------
                                               (In thousands)
SELECTED FINANCIAL CONDITION DATA:

Total assets................ $742,687  $701,676  $681,883  $644,848  $577,087
Loans receivable and loans
 held for sale, net.........  527,591   547,208   557,687   515,341   424,645
Investment securities
 available-for-sale.........       --        --        --    50,851    63,805
Investment securities held-
 to-maturity................       28        27        28        --        --
Mortgage-backed securities
 held-to-maturity...........    5,038     7,060    14,205        71        75
Mortgage-backed securities
 and mutual funds
 available-for-sale.........   11,119    13,471    17,098    13,047    17,603
FHLB Stock..................    5,705     5,705     5,705     5,705     5,705
Cash and due from financial
 institutions, interest-
 bearing deposits in banks
 and fed funds sold.........  111,786    66,462    42,874    16,670    22,789
Certificates of deposit
 held for investment........   18,047     3,251        --        --       100
Deposits....................  578,869   505,661   498,572   466,735   431,061
FHLB advances...............   75,000    95,000   104,628    99,697    62,761
Federal Reserve Bank
 advances...................       --    10,000        --        --        --
Shareholders' equity........   85,408    87,199    74,841    74,547    79,365


                                           Year Ended September 30,
                              ----------------------------------------------
                                2010      2009      2008      2007     2006
                              -------    ------    ------    ------   ------
                                  (In thousands, except per share data)
SELECTED OPERATING DATA:

Interest and dividend
 income..................... $ 36,596   $38,801   $43,338   $41,944  $35,452
Interest expense............   10,961    13,504    16,413    15,778   10,814
                             --------   -------   -------   -------  -------
Net interest income.........   25,635    25,297    26,295    26,166   24,638
Provision for loan losses...   10,550    10,734     3,900       686       --
                             --------   -------   -------   -------  -------
Net interest income after
 provision for loan losses..   15,085    14,563    23,025    25,480   24,638
Non-interest income.........    5,696     6,949     4,178     5,962    6,244
Non-interest expense........   24,641    22,739    20,349    19,451   18,896
Income (loss) before income
 taxes......................   (3,860)   (1,227)    6,854    11,991   11,986
Provision (benefit) for
 federal and state income
 taxes......................   (1,569)     (985)    2,849     3,828    3,829
                             --------   -------   -------   -------  -------
Net income (loss)........... $ (2,291)  $  (242)  $ 4,005   $ 8,163  $ 8,157
                             ========   =======   =======   =======  =======
Preferred stock dividends... $   (832)  $  (643)  $    --   $    --  $    --

Preferred stock accretion...     (210)     (129)       --        --

                             --------   -------   -------   -------  -------
Net income (loss) to common
 shareholders............... $ (3,333)  $(1,014)  $ 4,005   $ 8,163  $ 8,157
                             ========   =======   =======   =======  =======

Net income (loss) per
 common share (1):
  Basic..................... $ (0.50)   $ (0.15)  $  0.62   $  1.20  $  1.16
  Diluted................... $ (0.50)   $ (0.15)  $  0.61   $  1.17  $  1.12
Dividends per common
 share (1).................. $  0.04    $  0.39   $  0.43   $  0.37  $  0.33
Dividend payout ratio (2)...     N/A        N/A     74.33%    32.86%   30.55%

-------------
(1) Has been restated to reflect the two-for-one split of common stock, in the form of a 100% stock dividend paid on June 5, 2007.
(2) Cash dividends to common shareholders divided by net income (loss) to common shareholders.

                                             At September 30,
                              ----------------------------------------------
                                2010      2009      2008      2007     2006
                              -------    ------    ------    ------   ------
OTHER DATA:

Number of real estate loans
 outstanding................   2,919      3,062     3,261     3,295    3,005
Deposit accounts............  55,598     53,941    53,501    53,166   51,392
Full-service offices........      22         22        21        21       21





                                  At or For the Year Ended September 30,
                              ----------------------------------------------
                                2010      2009      2008      2007     2006
                              -------    ------    ------    ------   ------
KEY FINANCIAL RATIOS:

Performance Ratios:
 Return (loss) on average
  assets (1)................   (0.32)%   (0.04)%    0.61%     1.34%    1.47%
 Return (loss) on average
  equity (2)................   (2.65)    (0.28)     5.35     10.67    10.59
 Interest rate spread (3)...    3.63      3.64      3.98      4.18     4.49
 Net interest margin (4)....    3.87      4.01      4.41      4.69     4.91
 Average interest-earning
  assets to average interest-
  bearing liabilities.......  114.51    117.42    115.70    118.01   119.20
 Noninterest expense as a
  percent of average total
  assets....................    3.43      3.35      3.10      3.20     3.41

 Efficiency ratio (5).......   78.65     70.52     65.42     60.54    61.19
 Book value per common
  share.....................  $ 9.89     10.17    $10.74    $10.72   $10.56
 Tangible book value per
  common share (6)..........    9.00      9.26      9.79      9.73     9.61

Asset Quality Ratios:
 Non-accrual and 90 days or
  more past due loans as a
  percent of total loans
  receivable, net...........    4.86%     5.36%     2.12%     0.29%    0.02%
 Non-performing assets as a
  percent of total assets
  (7).......................    5.53      5.52      1.83      0.23      0.02
 Allowance for loan losses
  as a percent of total loans
  receivable, net (8).......    2.09      2.59      1.44      0.92      0.96
 Allowance for losses as a
  percent of non-performing
  loans (9).................   43.01     47.11     67.14    321.95  5,152.50
 Net charge-offs (recoveries)
  to average outstanding
  loans.....................    2.45      0.79      0.12        --     (0.01)
Capital Ratios:
 Total equity-to-assets
  ratio (6).................   11.50%    12.43%    10.98%    11.56%    13.75%
 Tangible equity-to-assets
  ratio.....................   10.66     11.51     10.00     10.49     12.51
 Average equity to average
  assets....................   12.05     12.72     11.47     12.58     13.90

------------------
(1)  Net income (loss) divided by average total assets.
(2)  Net income (loss) divided by average total equity.
(3) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(4) Net interest income (before provision for loan losses) as a percentage of average interest-earning assets.
(5) Non-interest expenses divided by the sum of net interest income and non-interest income.
(6) Calculation subtracts goodwill and core deposit intangible from the equity component.
(7) Non-performing assets include non-accrual loans, loans past due 90 days or more and still accruing, non-accrual investment securities, other real estate owned and other repossessed assets.
(8) Loans receivable includes loans held for sale and is before the allowance for loan losses.
(9) Non-performing loans include non-accrual loans and loans past due 90 days or more and still accruing. Troubled debt restructured loans that are on accrual status are not included.

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

Special Note Regarding Forward-Looking Statements

      These forward-looking statements are intended to be covered by the safe harbor for forward- looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact and often include the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Federal Reserve and our bank subsidiary by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; our compliance with regulatory enforcement actions, including regulatory memoranda of understandings ("MOUs") to which we are subject; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, the interpretation of regulatory capital or other rules and any changes in the rules applicable to institutions participating in the TARP Capital Purchase Program; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be issued by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks described elsewhere in this Form 10-K.

      Any of the forward-looking statements that we make in this Form 10-K and in the other public statements we make are based upon management's beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this annual report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal 2011 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company's results of operations and stock price.

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

      While the Company believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to significantly increase or decrease its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed elsewhere in this document. Although management believes the level of the allowance as of September 30, 2010 was adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, results of examinations by the Company's or the Bank's regulators or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company's financial condition and results of operations.

      Mortgage Servicing Rights ("MSRs"). MSRs are capitalized when acquired through the origination of loans that are subsequently sold with servicing rights retained and are amortized to servicing income on loans sold in proportion to and over the period of estimated net servicing income. The value of MSRs at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans.

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

      OTTI (Other-Than-Temporary Impairment) in the Estimated Fair Value of Investment Securities. Unrealized investment securities losses on available for sale and held to maturity securities are evaluated at least quarterly to determine whether declines in value should be considered "other than temporary" and therefore be subject to immediate loss recognition through earnings for the portion related to credit losses. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is less than the recorded value primarily as a result of changes in interest rates, when there has not been significant deterioration in the financial condition of the issuer, and the Company has the intent and the ability to hold the security for a sufficient time to recover the recorded value. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the recorded value primarily as a result of current market conditions and not a result of deterioration in the financial condition of the issuer or the underlying collateral (in the case of mutual funds) and the Company has the intent and the ability to hold the security for a sufficient time to recover the recorded value. Other factors that may be considered in determining whether a decline in the value of either a debt or equity security is "other than temporary" include ratings by recognized rating agencies; capital strength and near-term prospects of the issuer, and recommendation of investment advisors or market analysts. Therefore, continued deterioration of current market conditions could result in additional impairment losses recognized within the Company's investment portfolio.

      Goodwill. Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired and liabilities assumed. Goodwill is presumed to have an indefinite useful life and is analyzed annually for impairment. An annual test is performed during the third quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. If the estimated fair value of the Company's sole reporting unit exceeds the recorded value of the reporting unit, goodwill is not considered impaired and no additional analysis is necessary.

       One of the circumstances evaluated when determining if an impairment test of goodwill is needed more frequently than annually is the extent and duration that the Company's market capitalization (total common shares outstanding multiplied by current stock price) is less than the total equity applicable to common shareholders. During the quarter ended June 30, 2010, the Company engaged a third party firm to perform the annual test for goodwill impairment. The test concluded that recorded goodwill was not impaired. As of September 30, 2010, there have been no events or changes in the circumstances that would indicate a potential impairment. No assurance can be given, however, that the Company will not record an impairment loss on goodwill in the future.

      Other Real Estate Owned and Other Repossessed Assets. Other real estate owned and other repossessed assets consist of properties or assets acquired through or in lieu of foreclosure, and are recorded initially at the estimated fair value of the properties less estimated costs of disposal. Costs relating to development and improvement of the properties or assets are capitalized while costs relating to holding the properties or assets are expensed. Valuations are periodically performed by management, and a charge to earnings is recorded if the recorded valued of a property exceeds its estimated net realizable value.

New Accounting Pronouncements

      For a discussion of new accounting pronouncements and their impact on the Company, see Note 1 of the Notes to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Operating Strategy

     The Company is a bank holding company which operates primarily through its subsidiary, the Bank. The Bank is a community-oriented bank which has traditionally offered a wide variety of savings products to its retail customers while concentrating its lending activities on real estate loans. Since the latter half of 2008, depressed economic conditions have prevailed in portions of the United States, including Washington State where we hold substantially all of our loans and conduct all of our operations. The majority of our loans are secured by collateral and made to borrowers located in Washington State. Western Washington, which includes our primary market areas, has experienced home price declines, increased foreclosures, and has experienced above average unemployment rates. In response to the financial challenges in our market areas we have taken actions to manage our capital, reduce our exposure to speculative construction and land development loans and maintain higher levels of on balance sheet liquidity. We have continued in this low interest environment to originate residential fixed rate mortgage loans primarily for sale in the secondary market. We continue to manage the growth of our commercial and multi-family real estate loan portfolios in a disciplined fashion while continuing to dispose of other real estate owned properties and grow retail deposits.

     We believe the resolution of problem financial institutions and continued bank consolidation in Western Washington will provide opportunities for the Company to increase market share within the communities it serves. We are currently pursuing the following strategies:

     Improve Asset Quality. We are focused on monitoring existing performing loans, resolving non-performing assets and selling foreclosed assets. We have sought to reduce the level of non-performing assets through collections, write-downs, modifications and sales of other real estate owned properties. We have taken proactive steps to resolve our non-performing loans, including negotiating payment plans, forbearances, loan modifications and loan extensions and accepting short payoffs on delinquent loans when such actions have been deemed appropriate.

     Expand our presence within our existing market areas by capturing opportunities resulting from changes in the competitive environment. We currently conduct our business primarily in Western Washington. We have a community bank strategy that emphasizes responsive and personalized service to our customers. As a result of FDIC bank resolutions and anticipated consolidation of banks in our market areas, we believe there is an opportunity for a community and customer focused bank to expand its customer base. By offering timely decision making, delivering appropriate banking products and services, and providing customer access to our senior managers we believe community banks, such as Timberland Bank, can distinguish themselves from larger banks operating in our market areas. We believe we have a significant opportunity to attract additional borrowers and depositors and expand our market presence and market share within our extensive branch footprint.


     Continue generating revenues through mortgage banking operations. The substantial majority of the fixed rate residential mortgage loans we originate are sold into the secondary market with servicing retained. This strategy produces gains on the sale of such loans and reduces the interest rate and credit risk associated with fixed rate residential lending. We will continue to originate custom construction and owner builder loans for sale into the secondary market upon the completion of construction.

     Portfolio Diversification. We have strictly limited the origination of speculative construction, land development and land loans in favor of loans that possess credit profiles representing less risk to the Bank. We will continue originating owner/builder and custom construction loans, multi-family loans, commercial business loans and certain commercial real estate loans which offer higher risk adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations. We anticipate capturing more of each customer's banking relationship by cross selling our loan and deposit products and additional services to our customers.

     Increase Core Deposits and other Retail Deposit Products. We focus on establishing a total banking relationship with our customers with the intent of internally funding our loan portfolio. We anticipate that the continued focus on customer relationships will help increase our level of core deposits and locally-based retail certificates of deposit. In addition to our retail branches we maintain technology based products such as business cash management and a business remote deposit product that enables us to compete effectively with banks of all sizes.

     Limit Exposure to Increasing Interest Rates. For many years the majority of the loans the Bank has retained in its portfolio have generally possessed periodic interest rate adjustment features or have been relatively short term in nature. Loans originated for portfolio retention have included ARM loans, short term construction loans, and to a lesser extent commercial business loans with interest rates tied to a market index such as the prime rate. Longer term fixed-rate mortgage loans have generally been originated for sale into the secondary market.

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

     Sharp increases or decreases in interest rates may adversely affect the Bank's earnings. Management of the Bank monitors the Bank's interest rate sensitivity through the use of a model provided for the Bank by FIMAC Solutions, LLC ("FIMAC"), a company that specializes in providing the financial services industry interest risk rate risk and balance sheet management services. Based on a rate shock analysis prepared by FIMAC based on data at September 30, 2010, an immediate increase in interest rates of 200 basis points would increase the Bank's projected net interest income by approximately 7.0%, primarily because a larger portion of the Bank's interest rate sensitive assets than interest rate sensitive liabilities would reprice within a one year period. Similarly, an immediate 200 basis point decrease in interest rates would negatively affect net interest income by approximately 4.4%, as repricing would have the opposite effect. See "- Quantitative Aspects of Market Risk" below for additional information. Management has sought to sustain the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Bank actively originates adjustable-rate loans for retention in its loan portfolio. Fixed-rate mortgage loans with maturities greater than seven years generally are originated for the immediate or future resale in the secondary mortgage market. At September 30, 2010, adjustable-rate mortgage loans constituted $165.8 million or 37.6%, of the Bank's total mortgage loan portfolio due after one year. Although the Bank has sought to originate ARM loans, the ability to originate such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer fixed-rate loans.

     Consumer loans and construction and land development loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Bank's exposure to fluctuations in interest rates. At September 30, 2010, the construction and land development, and consumer loan portfolios amounted to $69.3 million and $47.5 million, or 12.4% and 8.5% of total loans receivable (including loans held for sale), respectively.

     Quantitative Aspects of Market Risk. The model provided for the Bank by FIMAC estimates the changes in net portfolio value ("NPV") and net interest income in response to a range of assumed changes in market interest rates.
The model first estimates the level of the Bank's NPV (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment. In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates. The model then recalculates the Bank's NPV under different interest rate scenarios. The change in NPV under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk. The following table is provided by FIMAC based on data at September 30, 2010.

                   Net Interest Income(1)(2)       Current Market Value
 Hypothetical  ------------------------------  -------------------------------
Interest Rate  Estimated  $ Change   % Change  Estimated  $ Change   % Change
  Scenario       Value    from Base  from Base   Value    from Base  from Base
-------------  ---------  ---------  --------- ---------  ---------  ---------
(Basis Points)                     (Dollars in thousands)

   +300         $26,520    $ 2,307      9.53%  $ 97,859    $  (113)   (0.12)%
   +200          25,909      1,696      7.00     98,786        814     0.83
   +100          25,070        857      3.54     98,681        709     0.72
   BASE          24,213         --        --     97,972         --       --
   -100          24,015       (198)    (0.81)    96,961     (1,011)   (1.03)
   -200          23,141     (1,072)    (4.43)   100,879      2,907     2.97
   -300          22,030     (2,183)    (9.02)   112,618     14,646    14.95

----------
(1) Does not include loan fees.
(2) Includes BOLI income, which is included in non-interest income on the Consolidated Financial Statements.

     Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit decay, and should not be relied upon as indicative of actual results. Furthermore, the computations do not reflect any actions management may undertake in response to changes in interest rates.

     In the event of a 200 basis point decrease in interest rates, the Bank would be expected to experience a 3.0% increase in NPV and a 4.4% decrease in net interest income. In the event of a 200 basis point increase in interest rates, a 0.8% increase in NPV and a 7.0% increase in net interest income would be expected. Based upon the modeling described above, the Bank's asset and liability structure generally results in decreases in net interest income in a declining interest rate scenario and increases in net interest income in a rising rate scenario. This structure also generally results in increases in NPV when rates increase by 200 basis points or less and a decrease in NPV when rates decrease by 100 basis points or less.

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

Comparison of Financial Condition at September 30, 2010 and September 30, 2009

    The Company's total assets increased by $41.0 million, or 5.8%, to $742.7 million at September 30, 2010 from $701.7 million at September 30, 2009. The increase was primarily attributable to an increase in cash and cash equivalents and short-term certificates of deposit ("CDs") held for investment. These increases were partially offset by a decrease in net loans receivable.

     Net loans receivable decreased by $19.6 million, or 3.6%, to $527.6 million at September 30, 2010 from $547.2 million at September 30, 2009. The reduction in the loan portfolio was primarily due to a significant decrease in construction and land development loan balances during the year ended September 30, 2010, which was partially offset by increases in commercial real estate loan balances, one- to four-family loan balances, multi-family loan balances and commercial business loan balances.

     Total deposits increased by $73.2 million, or 14.5%, to $578.9 million at September 30, 2010 from $505.7 million at September 30, 2009, primarily as a result of increases in N.O.W. checking account balances and CD account balances.

     Shareholders' equity decreased by $1.8 million, or 2.1%, to $85.4 million at September 30, 2010 from $87.2 million at September 30, 2009. The decrease was primarily due to a net loss for the year ended September 30, 2010, which was partially offset by a reduction in the accumulated other comprehensive loss equity component, due to a reduction in unrealized losses on investment securities. The Company remains well capitalized with a total risk based capital ratio of 16.3% at September 30, 2010.

     A more detailed explanation of the changes in significant balance sheet categories follows:

     Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $60.1 million, or 86.2%, to $129.8 million at September 30, 2010 from $69.7 million at September 30, 2009. The increase in cash equivalents and short-term CDs was primarily due to the Company's decision to increase its liquidity position for regulatory and asset-liability management purposes.

     Mortgage-backed Securities and Other Investments: Mortgage-backed securities and other investments decreased by $4.4 million, or 21.3%, to $16.2 million at September 30, 2010 from $20.6 million at September 30, 2009. The decrease was primarily as a result of regular amortization and prepayments on mortgage-backed securities and OTTI charges recorded on private label residential mortgage-backed securities. The securities on which the OTTI charges were recognized were acquired from the in-kind redemption of the Company's investment in the AMF family of mutual funds in June 2008. For additional details on investments and mortgage-backed securities, see "Item 1, Business - Investment Activities" and Note 3 of the Notes to the Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

     Loans Receivable and Loans Held for Sale, Net of Allowance for Loan
Losses: Net loans receivable, including loans held for sale, decreased by $19.6 million or 3.6% to $527.6 million at September 30, 2010 from $547.2 million at September 30, 2009. The decrease in the portfolio was primarily a result of a $57.1 million decrease in construction and land development loan balances (net of the undisbursed portion of construction loans in process), a $4.1 million decrease in consumer loan balances and a $2.6 million decrease in land loan balances. These decreases to net loans receivable were partially offset by a $19.8 million increase in commercial real estate loan balances, a $10.5 million increase in one- to four-family loan balances, a $6.6 million increase multi-family loan balances and a $4.2 million increase in commercial business loan balances. The decreases in the construction and land development loan balances were primarily due to loan payoffs, construction projects being completed and converted to permanent financing, loan charge-offs and changes in the Company's underwriting standards for these types of loans, which has decreased the level of construction and land development loan originations.

     Loan originations decreased by 38.2% to $182.5 million for the year ended September 30, 2010 from $295.3 million for the year ended September 30, 2009, primarily due to a decrease in the demand for single family home loan refinances. The Company continued to sell longer-term fixed rate loans for asset-liability management purposes and to generate non-interest income. The Bank sold $68.3 million in fixed rate one- to four-family mortgage loans during the year ended September 30, 2010 compared to $162.9 million for the fiscal year ended September 30, 2009. For additional information on loans, see "Item 1, Business - Lending Activities" and Note 4 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

     Premises and Equipment: Premises and equipment decreased by $663,000, or 3.7%, to $17.4 million at September 30, 2010 from $18.0 million at September 30, 2009. The decrease was primarily as a result of depreciation. For additional information on premises and equipment, see "Item 2, Properties" and
Note 6 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

     OREO: OREO and other repossessed assets increased by $3.3 million, or 40.7% to $11.5 million at September 30, 2010 from $8.2 million at September 30, 2009 as a result of additional properties being acquired through the loan foreclosure process. At September 30, 2010, the balance was comprised of 27 individual properties and three other repossessed assets. The OREO properties consisted of two condominium projects totaling $3.9 million, three land development projects totaling $3.3 million, eight single family homes totaling $1.7 million, 11 land parcels totaling $1.4 million and three commercial real estate properties totaling $1.1 million. The largest OREO property was a condominium project with a balance of $3.0 million. For additional
information on OREO, see "Item 1, Business Lending Activities   Nonperforming
Assets" and Note 7 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

     Goodwill and Core Deposit Intangible ("CDI"): The recorded value of goodwill at $5.7 million at September 30, 2010 remained unchanged from September 30, 2009. The amortized value of CDI decreased by $191,000 to $564,000 at September 30, 2010 from $755,000 at September 30, 2009 due to scheduled amortization. The Company recorded goodwill and CDI in connection with an acquisition of seven branches and related deposits in October 2004. The Company performed its annual review of goodwill during the quarter ended June 30, 2010 and determined that there was no impairment to goodwill. For additional information of Goodwill and CDI, see Note 1 and Note 8 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

     Mortgage Servicing Rights ("MSRs"): MSRs decreased $689,000, or 26.3%, to $1.9 million at September 30, 2010 from $2.6 million at September 30, 2009, primarily due to an $890,000 MSR valuation allowance established during the year ended September 30, 2010. The establishment of a valuation allowance was primarily a result of lower mortgage interest rates at September 30, 2010 which reduced the expected duration of the cash flows associated with the MSR portfolio, and therefore reduced the estimated fair value of the MSRs.

     Prepaid FDIC Insurance Assessment: The prepaid FDIC insurance assessment increased to $3.27 million at September 30, 2010 due to the FDIC's new requirement to prepay three year's worth of estimated insurance fees on December 31, 2009.

     Deposits: Deposits increased by $73.2 million, or 14.5%, to $578.9 million at September 30, 2010 from $505.7 million at September 30, 2009. The increase was primarily a result of a $35.9 million increase in N.O.W. checking account balances, a $26.7 million increase in CD account balances, an $8.8 million increase in savings account balances and an $8.5 million increase in non-interest bearing account balances. These increases were partially offset by a $6.8 million decrease in money market account balances. The increase in N.O.W. account balances was primarily a result of the Company's checking account promotions. The increase in CD account balances was primarily a result of increased demand for CD accounts by customers in the Company's market areas. The Company also experienced deposit inflows due to a number of customers transferring funds from other financial institutions during the year ended September 30, 2010. For additional information on deposits, see "Item 1, Business - Deposit Activities and Other Sources of Funds" and Note 9 of the Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

     FHLB Advances and FRB Borrowings: FHLB advances and FRB borrowings decreased by $30.0 million, or 27.3%, to $75.0 million at September 30, 2010 from $110.0 million at September 30, 2009 as the Company used a portion of its liquid assets to repay maturing FHLB advances and FRB borrowings. For additional information on borrowings, see "Item 1, Business - Deposit
Activities and Other Sources of Funds   Borrowings" and Notes 10 of the Notes
to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

     Shareholders' Equity: Total shareholders' equity decreased by $1.8 million, or 2.1%, to $85.4 million at September 30, 2010 from $87.2 million at September 30, 2009. The decrease was primarily due to a net loss of $(2.3 million) and the payment and accrual of $1.1 million in dividends to preferred and common shareholders and was partially offset by a $1.3 million reduction in the accumulated other comprehensive loss equity component, due to a reduction in unrealized losses on investment securities.

    The FRB has denied the Company's request to pay cash dividends on its outstanding Series A Preferred Stock held by the Treasury for the payments due May 15, 2010 and August 15, 2010. Cash dividends on the Series A Preferred Stock are cumulative and accrue and compound on each subsequent date. Accordingly, during the deferral period, the Company will continue to accrue, and reflect in the consolidated financial statements, the deferred dividends on the outstanding Series A Preferred Stock. As a result of not receiving permission from the FRB, the Company had not made the May 15, 2010 or the August 15, 2010 dividend payment as of September 30, 2010. At September 30, 2010, the Company had unpaid preferred stock dividends in arrears of $416,000.
 If the Company does not make six quarterly dividend payments on the Series A Preferred Stock, whether or not consecutive, the Treasury will have the right to appoint two directors to the Company's board of directors until all accrued but unpaid dividends have been paid. In addition, the Company's ability to pay dividends with respect to common stock is restricted until the dividend obligations under the Series A Preferred Stock are brought current.

     For additional information on shareholders' equity, see the Consolidated Statements of Shareholders' Equity contained in "Item 8, Financial Statements and Supplementary Data."

Comparison of Operating Results for the Years Ended September 30, 2010 and
2009

    The Company reported a net loss of $(2.29 million) for the year ended September 30, 2010 compared to a net loss of $(242,000) for the year ended September 30, 2009. Net loss to common shareholders after adjusting for preferred stock dividends and preferred stock discount accretion was $(3.33 million) for the year ended September 30, 2010 compared to a net loss to common shareholders of $(1.01 million) for the year ended September 30, 2009. The increased loss was primarily due to increased non-interest expenses and decreased non-interest income, which were partially offset by increased net interest income, a decreased provision for loan losses and an increased benefit for federal income taxes. Loss per diluted common share was $(0.50) for the year ended September 30, 2010, compared to a loss per diluted common share of $(0.15) for the year ended September 30, 2009.

     The increased non-interest expense was primarily attributable to an increase in FDIC insurance expense, an increase in salaries and employee benefits expense, an increase in OREO related expenses, an increase in the Company's general liability insurance expense and increases in premises and equipment expenses.

     The decrease in non-interest income was primarily a result of a decrease in gain on sale of loans, a decrease in BOLI net earnings and an MSR valuation allowance. These decreases to non-interest income were partially offset by a decrease in the OTTI loss on mortgage-backed securities.

     A more detailed explanation of the Statement of Operations categories is presented below.

     Net Loss: The net loss for the year ended September 30, 2010 increased by $2.05 million to $(2.29 million) from $(242,000) for the year ended September 30, 2009. Net loss to common shareholders after adjusting for preferred stock dividends and preferred stock discount accretion was $(3.33 million) or $(0.50) per diluted common share for the year ended September 30, 2010, compared to a net loss to common shareholders of $(1.01 million) or $(0.15) per diluted common share for the year ended September 30, 2009.

     The $0.35 increase in loss per diluted common share for the year ended September 30, 2010 was primarily the result of a $1.90 million ($1.26 million net of income tax - $0.19 per diluted common share) increase in non-interest expense, a $1.25 million ($826,000 net of income tax - $0.13 per diluted common share) decrease in non-interest income and a $270,000 increase in preferred stock dividends and preferred stock discount accretion which increased the net loss to common shareholders by approximately $0.04 per diluted common share. Changes to the benefit for income taxes due to a decrease in the amount of dividend deductions and adjustments to the Company's deferred tax valuation allowance also increased the loss per diluted common share by approximately $0.04 per diluted common share. These increases to the loss per diluted common share were partially offset by a $338,000 ($223,000 net of income tax - $0.03 per diluted common share) increase in net interest income and a $184,000 ($121,000 net of income tax - $0.02 per diluted common share) decrease in the provision for loan losses.

     Net Interest Income: Net interest income increased by $338,000, or 1.3%, to $25.64 million for the year ended September 30, 2010 from $25.30 million for the year ended September 30, 2009. The increase in net interest income was primarily attributable to an increased average level of interest earning assets which was partially offset by margin compression due to an increased level of relatively low yielding cash equivalents and other liquid assets.

     Total interest and dividend income decreased by $2.21 million, or 5.7%, to $36.60 million for the year ended September 30, 2010 from $38.80 million for the year ended September 30, 2009 as the yield on interest earning assets decreased to 5.53% from 6.15%. The decrease in the weighted average yield on interest earning assets was primarily a result of an increase in the amount of lower yielding cash equivalents and other liquid assets and a change in the composition of the loan portfolio as the level of higher yielding construction and land development loans decreased.

     Total interest expense decreased by $2.54 million to $10.96 million for the year ended September 30, 2010 from $13.50 million for the year ended September 30, 2009 as the average rate paid on interest-bearing liabilities decreased to 1.90% for the year ended September 30, 2010 from 2.51% for the year ended September 30, 2009. The decrease in funding costs was primarily a result of a decrease in overall market rates and a decrease in the level of average FHLB advances.

     The net interest margin decreased 14 basis points to 3.87% for the year ended September 30, 2010 from 4.01% for the year ended September 30, 2009 as the yield on interest earning assets decreased at a greater rate than the funding costs decreased. The margin compression was primarily due to an increased level of liquid assets with lower yields and the reversal of interest income on loans placed on non-accrual status during the year ended September 30, 2010. The reversal of interest income on loans placed on non-accrual status during the year ended September 30, 2010 reduced the net interest margin by approximately 12 basis points.

     Provision for Loan Losses: The provision for loan losses decreased by $184,000, or 1.7%, to $10.55 million for the year ended September 30, 2010 from $10.73 million for the year ended September 30, 2009. The small decrease in the provision for loan losses was primarily a result of a decrease in the level of non-performing loans and a decrease in the Bank's construction and land development loan balances. The Company had net charge-offs of $13.46 million for the year ended September 30, 2010 compared to net charge-offs of $4.44 million for the year ended September 30, 2009. The net charge-off total for the year ended September 30, 2010 included $3.36 million in impairments that were identified and specifically provisioned for in the previous fiscal year. The net charge-offs to average outstanding loans ratio was 2.45% for the year ended September 30, 2010 and 0.79% for the year ended September 30, 2009.

     The Company has established a comprehensive methodology for determining the provision for loan losses. On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses. Management's analysis for the years ended September 30, 2010 and 2009, placed a greater emphasis on the Company's construction and land development portfolio and the effect of various factors such as geographic and loan type concentrations.

     Based on the comprehensive methodology, management deemed the allowance for loan losses of $11.26 million at September 30, 2010 (2.09% of loans receivable and loans held for sale and 45.3% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. Impaired loans are subject to an impairment analysis to determine an appropriate reserve amount to be held against each loan. The aggregate principal impairment amount determined at September 30, 2010 was $862,000. While the Company believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Company's financial condition and results of operations.
For additional information, see "Item 1, Business   Lending Activities
Allowance for Loan Losses."

     Non-interest Income: Total non-interest income decreased by $1.25 million, or 18.0%, to $5.70 million for the year ended September 30, 2010 from $6.95 million for the year ended September 30, 2009. This decrease was primarily a result of a $1.28 million decrease in gain on sale of loans, an $890,000 valuation allowance on mortgage servicing rights, and a $474,000 decrease in BOLI net earnings. Also impacting the comparison between the years was $139,000 in non-recurring income recorded during the year ended September 30, 2009 for property easements sold. These decreases to non-interest income were partially offset by a $1.37 million decrease in net OTTI losses recorded and a $358,000 increase in ATM transaction fees.

     The decreased income from loan sales was primarily a result of a decrease in the amount of residential mortgage loans sold in the secondary market for the year ended September 30, 2010. The sale of one-to four-family mortgage loans totaled $68.3 million for the year ended September 30, 2010 compared to $162.6 million for the year ended September 30, 2009. The higher loan sales during the year ended September 30, 2009 was primarily due to increased refinance activity that was attributable to decreased interest rates for fixed rate mortgage loans. The $890,000 valuation allowance on the Company's mortgage servicing rights was primarily the result of lower mortgage interest rates at September 30, 2010 relative to September 30, 2009. The lower interest rates reduced the market value of the Company's mortgage servicing rights by reducing the expected duration of the cash flows associated with the asset. The higher BOLI income for the year ended September 30, 2009 was primarily due to a $377,000 gain on a BOLI death claim benefit and a $134,000 non-recurring gain associated with transferring a portion of the BOLI portfolio to a new insurance company during the year ended September 30, 2009.

     The Company's net OTTI loss on mortgage-backed securities decreased by $1.37 million to $2.18 million for the year ended September 30, 2010 from $3.55 million for the year ended September 30, 2009. The OTTI charges for both years were on private label mortgage-backed securities that were acquired from an in-kind redemption from the AMF family of mutual funds in June 2008. At September 30, 2010, the Company's remaining private label mortgage-backed securities had been reduced to $4.95 million from an original acquired balance of $15.30 million.

     Non-interest Expense:   Total non-interest expense increased by $1.90
million, or 8.4%, to $24.64 million for the year ended September 30, 2010 from $22.74 million for the year ended September 30, 2009. The increase was primarily attributable to an $881,000 increase in FDIC insurance expense, a $354,000 increase in the Company's general liability insurance expense (which is included in the other non-interest expense category), a $265,000 increase in salaries and employee benefit expense, a $239,000 increase in OREO related expenses and a $194,000 increase in premises and equipment expense.

     The increase in FDIC insurance expense was primarily due to increased assessments rates and a non-recurring accrual adjustment which increased the expense by $400,000 for the year ended September 30, 2010. The increase in general liability insurance expense was primarily due to increased insurance costs for financial institutions in this economic cycle.

     The increase in salaries and employee benefit expense was primarily a result of a decreased level of loan originations. Under GAAP, the portion of a loan origination fee that is attributable to the estimated employee costs to generate the loan is recorded as a reduction of salaries and employee benefit expense. With the decrease in loan originations, the loan origination fees that reduced salaries and employee benefit expense decreased by $381,000 during the year ended September 30, 2010 compared to the year ended September 30, 2009.

    The increase in OREO related expenses was primarily a result of valuation write-downs based on updated appraisals received for several properties. The increase in premises and equipment expense for the current fiscal year was primarily the result of a capital gain on the sale of Company owned property that reduced premises and equipment expenses by $235,000 for the year ended September 30, 2009.

     The Company's efficiency ratio increased to 78.65% for the year ended September 30, 2010 from 70.52% for the year ended September 30, 2009.

     Benefit for Federal Income Taxes: The benefit for federal income taxes increased by $582,000 to $1.57 million for the year ended September 30, 2010 from $982,000 for the year ended September 30, 2009 primarily as a result of an increased loss before income taxes. The Company's effective federal income tax (benefit) rate was (40.5%) for the year ended September 30, 2010 compared to (80.0%) for the year ended September 30, 2009. The change in the effective tax (benefit) rate is primarily due to changes in the percentage of non-taxable income and changes to the Company's deferred tax valuation allowance. The benefit for federal income taxes for the year ended September 30, 2009 was increased by a higher level of non-taxable income, primarily due to an increase in BOLI net earnings. The benefit for income taxes for the year ended September 30, 2009 was also increased by approximately $180,000 due to adjustments made to the Company's deferred tax valuation allowance for a previous non-deductible capital loss carry forward. In periods with a loss before income taxes, the effective benefit rate is increased by non-taxable income items and other adjustments that increase the tax benefit.

Comparison of Operating Results for the Years Ended September 30, 2009 and
2008

     The Company's net income decreased by $4.25 million, or 106.0%, to a net loss of $(242,000) for the year ended September 30, 2009 from net income of $4.01 million for the year ended September 30, 2008. Income available to common shareholders after adjusting for the preferred stock dividend and the preferred stock discount accretion was a loss of $(1.01 million) for the year ended September 30, 2009 compared to income of $4.01 million available to common shareholders for the year ended September 30, 2008. The decrease was primarily as a result of increased provision for loan losses, decreased net interest income, and increased non-interest expenses, which were partially offset by increased non-interest income. Diluted earnings per common share decreased by 124.6% to a loss of $(0.15) for the year ended September 30, 2009 from $0.61 for the year ended September 30, 2008.

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

     Net Income: Net income for the year ended September 30, 2009 decreased by $4.25 million, or 106.0%, to a net loss of $(242,000) from net income of $4.01 million for the year ended September 30, 2008. Income available to common shareholders after adjusting for preferred stock dividends and preferred stock discount accretion was a loss of $(1.01 million), or $(0.15) per diluted common share for the year ended September 30, 2009 compared to net income of $4.01 million, or $0.61 per diluted common share for the year ended September 30, 2008.

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

     Provision for Loan Losses: The provision for loan losses increased by $6.83 million, or 175.2%, to $10.73 million for the year ended September 30, 2009 from $3.90 million for the year ended September 30, 2008. The increased provision for loan losses was primarily a result of an increase in net charge-offs, an increase in impaired loans, an increase in the level of performing loans classified as substandard under the Company's loan grading system, and uncertainties in the housing market in certain markets of the Pacific Northwest. The Company had net charge-offs of $4.44 million for the year ended September 30, 2009 compared to net charge-offs of $647,000 for the year ended September 30, 2008. The net charge-offs to average outstanding loans ratio was 0.79% for the year ended September 30, 2009 and 0.12% for the year ended September 30, 2008.

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

     The increased income from loan sales was primarily a result of an increase in the dollar amount of residential mortgage loans sold in the secondary market for the year ended September 30, 2009. The sale of one- to four-family mortgage loans totaled $162.6 million for the year ended September 30, 2009 compared to $45.3 million for the year ended September 30, 2008. The increase in loan sales was primarily attributable to lower interest rates for 30-year fixed rate loans which increased refinancing activity. The increase in service charges on deposit accounts was primarily a result of implementing a new automated overdraft decision system in May 2008 and increasing the fee charged for overdrafts. The increase in BOLI income was attributable to a $337,000 death claim benefit and a $134,000 gain from moving a number of the Company's BOLI policies to a new insurance carrier.

     Non-interest Expense:   Total non-interest expense increased by $2.39
million, or 11.7%, to $22.74 million for the year ended September 30, 2009 from $20.35 million for the year ended September 30, 2008. The increase was primarily attributable to a $648,000 increase in FDIC insurance expense (including a special FDIC assessment of $391,000), a $646,000 increase in OREO related expenses, a $204,000 increase in loan monitoring and foreclosure related expenses (which are included in the other non-interest expense category), a $267,000 increase in premises and equipment expense, a $232,000 increase in salary and benefit expenses, and a $143,000 increase in deposit related expenses (which are included in the other non-interest expense category).

     The increase in OREO related expenses and foreclosure expenses were primarily a result of an increase in the number of OREO properties held and an increase in foreclosure activity. The increase in premises and equipment expenses was partially attributable to the addition of a full service branch facility in Chehalis, Washington. Also contributing to the change in premises and equipment expense was an insurance settlement and the sale of a building in the prior fiscal year which reduced premises and equipments expenses by a combined $295,000 for the year ended September 30, 2008. The Company also recorded a capital gain on the sale of Company owned property which reduced premises and equipment expenses by $235,000 for the year ended September 30, 2009. The increased salary and benefit expenses were primarily a result of annual salary adjustments and increased insurance expenses. The increased deposit related expenses were primarily a result of the expenses associated with several new deposit related programs.

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


                                                         Year Ended September 30,
                            --------------------------------------------------------------------------------
                                        2010                        2009                       2008
                            --------------------------  ------------------------   -------------------------
                                      Interest                   Interest                   Interest
                            Average     and     Yield/  Average    and     Yield/  Average     and    Yield/
                            Balance  Dividends   Cost   Balance  Dividends  Cost   Balance  Dividends  Cost
                            -------  ---------  ------  -------  --------- ------  -------  --------- ------
                                                          (Dollars in thousands)
Interest-earning assets:
 Loans receivable (1)(2)... $555,050   $35,344   6.43%   $564,741  $37,249   6.60%  $552,318  $40,924  7.41%
 Mortgage-backed securities
  and other investments....   17,513       910   5.20      25,762    1,379   5.35     19,799    1,064  5.37
 FHLB stock and equity
  securities...............    6,679        35   0.52       6,655       38   0.57     29,201    1,123  3.85
 Federal funds sold               --        --     --       9,032       36   0.40      8,318      191  2.30
 Interest-bearing
  deposits.................   82,455       307   0.37      24,964       99   0.40      1,499       36  2.40
                            --------   -------           --------  -------          --------  -------
  Total interest-earning
   assets..................  661,697    36,596   5.53     631,154   38,801   6.15    611,135   43,338  7.09
Non-interest-earning
 assets....................   56,482                       47,851                     47,086
                            --------                     --------                   --------

   Total assets............ $718,179                     $679,005                   $658,221
                            ========                     ========                   ========

Interest-bearing liabilities:
 Savings accounts.......... $ 63,695       454   0.71%   $ 55,814      394   0.71   $ 56,461      398  0.70
 Money market accounts.....   59,988       677   1.13      61,777    1,036   1.68     51,943    1,249  2.40
 NOW accounts..............  141,240     1,749   1.24      97,879    1,031   1.05     86,441      774  0.90
 Certificates of deposit...  234,550     4,927   2.10     224,673    7,011   3.12    224,493    9,342  4.16
 Short-term borrowings(3)..      923         3   0.33         672        1   0.12     14,321      615  4.29
 Long-term borrowings (4)..   77,479     3,151   4.07      96,721    4,031   4.17     94,537    4,035  4.27
                            --------   -------           --------  -------          --------  -------
   Total interest bearing
    liabilities............  577,875    10,961   1.90     537,536   13,504   2.51    528,196   16,413  3.11
Non-interest bearing
 liabilities...............   53,734                       55,086                     55,150
                            --------                     --------                   --------
   Total liabilities.......  631,609                      592,622                    583,346

Shareholders' equity.......   86,570                       86,383                     74,875
                            --------                     --------                   --------
   Total liabilities and
    shareholders' equity... $718,179                     $679,005                   $658,221
                            ========                     ========                   ========

Net interest income........            $25,635                     $25,297                    $26,925
                                       =======                     =======                    =======

Interest rate spread.......                      3.63%                       3.64%                     3.98%
                                               ======                      ======                    ======


Net interest margin (5)....                      3.87%                       4.01%                     4.41%
                                               ======                      ======                    ======

Ratio of average interest-
 earning assets to
 average interest-bearing
 liabilities...............                    114.51%                     117.42%                   115.70%
                                               ======                      ======                    ======

----------------
(1) Does not include interest on loans on non-accrual status.  Includes loans originated for sale. Amortized net deferred loan fees, late fees, extension fees and prepayment penalties (2010, $829; 2009, $1,229;
    and 2008, $1,804) included with interest and dividends.
(2) Average balance includes nonaccrual loans.
(3) Includes FHLB, FRB and PCBB advances with original maturities of less than one year and other short-term borrowings-repurchase agreements.
(4) Includes FHLB advances with original maturities of one year or greater.
(5) Net interest income divided by total average interest earning assets.



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

                           Year Ended September 30,   Year Ended September 30,
                            2010 Compared to Year      2009 Compared to Year
                           Ended September 30, 2009   Ended September 30, 2008
                              Increase (Decrease)        Increase (Decrease)
                                    Due to                     Due to
                           ------------------------   ------------------------
                                             Net                         Net
                           Rate   Volume    Change    Rate    Volume    Change
                           ----   ------   --------   ----    ------    ------
                                             (In thousands)
Interest-earning assets:
Loans receivable (1).... $(1,273)  $(632)  $(1,905)  $(4,579)  $ 903  $(3,676)
Mortgage-backed
 securities and other
 investments............     (38)   (431)     (469)       (4)    319      315
FHLB stock and equity
 securities.............      (3)     --        (3)     (569)   (516)  (1,085)
Federal funds sold......      --     (36)      (36)     (170)     15     (155)
Interest-bearing deposits     (5)    213       208       (54)    117       63
Total net change in income
 on interest-earning
 assets.................  (1,319)   (886)   (2,205)   (5,376)    838   (4,538)

Interest-bearing
 liabilities:
 Savings accounts.......       3      57        60         1      (5)      (4)
 NOW accounts...........     204     514       718       147     110      257
 Money market accounts..    (330)    (29)     (359)     (422)    209     (213)
 Certificate accounts...  (2,408)    324    (2,084)   (2,339)      8   (2,331)
 Short-term borrowings..       1      --         1      (310)   (304)    (614)
 Long-term borrowings...     (94)   (785)     (879)      (96)     92       (4)
                         -------   -----   -------   -------   -----  -------
Total net change in
 expense on interest-
 bearing liabilities....  (2,624)     81    (2,543)   (3,019)    110   (2,909)
                         -------   -----   -------   -------   -----  -------
Net change in net
 interest income........ $ 1,305   $(967)  $   338   $(2,357)  $ 728  $(1,629)
                         =======   =====   =======   =======   =====  =======

----------------
(1) Excludes interest on loans on non-accrual status. Includes loans originated for sale.

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

    The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2010, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 22.49%. At September 30, 2010, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 30% of total assets, limited by available collateral, under which $75.0 million was outstanding. The Bank also maintains a short-tem borrowing line with the Federal Reserve Bank with total credit based on eligible collateral. At September 30, 2010 the Bank had no outstanding balance on this borrowing line.

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

    The Bank's primary investing activity is the origination of mortgage loans. During the years ended September 30, 2010, 2009 and 2008, the Bank originated $154.1 million, $273.6 million and $223.9 million of mortgage loans, respectively. At September 30, 2010, the Bank had loan commitments totaling $34.4 million and undisbursed loans in process totaling $18.0 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2010 totaled $177.9 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

    The Bank's liquidity is also affected by the volume of loans sold and loan principal payments. During the years ended September 30, 2010, 2009 and 2008, the Bank sold $68.3 million, $162.9 million and $45.3 million in fixed rate, one- to four-family mortgage loans, respectively. During the years ended September 30, 2010, 2009 and 2008, the Bank received $150.3 million, $150.7 million and $176.1 million in principal repayments, respectively.

    The Bank's liquidity has been impacted by increases in deposit levels. During the years ended September 30, 2010, 2009 and 2008, deposits increased by $73.2 million, $7.1 million and $31.8 million, respectively.

    Cash and cash equivalents, certificate of deposits held for investment and mortgage-backed securities and other investments increased to $146.0 million at September 30, 2010 from $90.3 million at September 30, 2009.

    Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. The Bank is required to maintain at least a 10.0% Tier 1 leverage capital ratio pursuant to the Bank MOU. At September 30, 2010, the Bank was in compliance with all applicable capital requirements, including the higher Tier 1 leverage capital ratio required by the Bank MOU . For additional details see Note 19 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" and "Item
1. Business - Regulation of the Bank - Capital Requirements."

    Contractual obligations. The following table presents, as of September 30, 2010, the Company's significant fixed and determinable contractual obligations, within the categories described below, by payment date or contractual maturity. These contractual obligations, except for the operating lease obligations are included in the Consolidated Balance Sheet. The payment amounts represent those amounts contractually due at September 30, 2010.

                                            Payments due by period
                                ----------------------------------------------
                                                    After
                                 Less    1 year    3 years
                                 than    through   through    After
Contractual obligations         1 year   3 years   5 years   5 years    Total
                                ------   -------   -------   -------   -------
                                               (In thousands)
Short-term debt obligations... $   622   $    --   $    --   $    --   $   622
Long-term debt obligations....  20,000    10,000        --    45,000    75,000
Operating lease obligations...     198       422       288        --       908
                               -------   -------   -------   -------   -------
  Total contractual
   obligations................ $20,820   $10,422   $   288   $45,000   $76,530
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

    The Company's management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2010.


                    TIMBERLAND BANCORP, INC. AND SUBSIDIARY

                  Index to Consolidated Financial Statements


                                                                     Page
                                                                     ----
Reports of Independent Registered Public Accounting Firms...........  78
Consolidated Balance Sheets as of September 30, 2010 and 2009.......  80
Consolidated Statements of Operations For the Years Ended
  September 30, 2010, 2009, and 2008................................  81
Consolidated Statements of Shareholders' Equity For the
  Years Ended September 30, 2010, 2009 and 2008.....................  83
Consolidated Statements of Cash Flows For the Years Ended
  September 30, 2010, 2009 and 2008.................................  85
Consolidated Statements of Comprehensive Income (Loss) For the
  Years Ended September 30, 2010, 2009 and 2008.....................  87
Notes to Consolidated Financial Statements..........................  88

Report of Independent Registered Public Accounting Firm
------------------------------------------------------------------------------


To the Board of Directors and
Shareholders of Timberland Bancorp, Inc.


We have audited the accompanying consolidated balance sheet of Timberland Bancorp, Inc. and Subsidiary (collectively, "the Company") as of September 30, 2010, and the related consolidated statements of operations, shareholders' equity, cash flows, and comprehensive income (loss) for the year then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of September 30, 2009, and for the years ended September 30, 2009 and 2008, were audited by other auditors whose report dated December 14, 2009, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2010 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Timberland Bancorp, Inc. and Subsidiary as of September 30, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Delap LLP

Lake Oswego, Oregon
December 10, 2010

           Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Timberland Bancorp, Inc.


We have audited the consolidated balance sheet of Timberland Bancorp, Inc. and Subsidiary as of September 30, 2009, and the related consolidated statements of operations, shareholders' equity, cash flows and comprehensive income for each of the two years in the period ended September 30, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Timberland Bancorp, Inc. and Subsidiary as of September 30, 2009, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.



/s/McGladrey & Pullen, LLP

Seattle, Washington
December 14, 2009

Consolidated Balance Sheets
------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009

                                                          2010         2009
                                                       --------      --------
Assets
  Cash and cash equivalents:
    Cash and due from financial institutions            $ 9,466     $  10,205
    Interest-bearing deposits in banks                  102,320        56,257
                                                       --------      --------
    Total cash and cash equivalents                     111,786        66,462
                                                       --------      --------

  Certificates of deposit ("CDs") held for investment,
   (at cost which approximates fair value)               18,047         3,251
  Mortgage-backed securities ("MBS") and other
   investments - held to maturity, at amortized cost
   (estimated fair value $4,842 and $6,215)               5,066         7,087
  MBS and other investments - available for sale         11,119        13,471
  Federal Home Loan Bank of Seattle ("FHLB") stock        5,705         5,705

  Loans receivable, net of allowance for loan losses
   of $11,264 and $14,172                               524,621       546,578
  Loans held for sale                                     2,970           630
                                                       --------      --------
    Net loans receivable                                527,591       547,208

  Premises and equipment, net                            17,383        18,046
  Other real estate owned ("OREO") and other
   repossessed assets                                    11,519         8,185
  Accrued interest receivable                             2,630         2,805
  Bank owned life insurance ("BOLI")                     13,400        12,918
  Goodwill                                                5,650         5,650
  Core deposit intangible ("CDI")                           564           755
  Mortgage servicing rights ("MSRs"), net                 1,929         2,618
  Prepaid Federal Deposit Insurance Corporation
   ("FDIC") insurance assessment                          3,268           - -
  Other assets                                            7,030         7,515
                                                       --------      --------
    Total assets                                       $742,687      $701,676
                                                       ========      ========

Liabilities and shareholders' equity
Liabilities
  Deposits:
    Non-interest-bearing demand                        $ 58,755      $ 50,295
    Interest-bearing                                    520,114       455,366
                                                       --------      --------
      Total deposits                                    578,869       505,661
                                                       --------      --------

  FHLB advances                                          75,000        95,000
  Federal Reserve Bank of San Francisco ("FRB")
    borrowings                                              - -        10,000
  Repurchase agreements                                     622           777
  Other liabilities and accrued expenses                  2,788         3,039
                                                       --------      --------
    Total liabilities                                   657,279       614,477
                                                       --------      --------

Commitments and contingencies (See Note 17)                 - -           - -

Shareholders' equity
  Preferred stock, $0.01 par value; 1,000,000 shares
   authorized; 16,641 shares, Series A, issued and
   outstanding, $1,000 per share liquidation value       15,764        15,554
  Common stock, $0.01 par value; 50,000,000 shares
   authorized; 7,045,036 shares issued and outstanding   10,377        10,315
  Unearned shares issued to Employee Stock Ownership
   Plan ("ESOP")                                         (2,247)       (2,512)
  Retained earnings                                      62,238        65,854
  Accumulated other comprehensive loss                     (724)       (2,012)
                                                       --------      --------
    Total shareholders' equity                           85,408        87,199
                                                       --------      --------

    Total liabilities and shareholders' equity         $742,687      $701,676
                                                       ========      ========


   See notes to consolidated financial statements.

Consolidated Statements of Operations
------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2010, 2009 and 2008


                                               2010         2009       2008
                                              -------     -------    -------
Interest and dividend income
  Loans receivable                            $35,344     $37,249    $40,924
  MBS and other investments                       910       1,379      1,064
  Dividends from mutual funds and FHLB stock       35          38      1,123
  Interest-bearing deposits in banks              307         135        227
                                              -------     -------    -------
    Total interest and dividend income         36,596      38,801     43,338
                                              -------     -------    -------

Interest expense
  Deposits                                      7,807       9,472     11,763
  FHLB advances - short term                      - -         - -        593
  FHLB advances - long term                     3,154       4,031      4,035
  FRB borrowings and repurchase agreements        - -           1         22
                                              -------     -------    -------
    Total interest expense                     10,961      13,504     16,413
                                              -------     -------    -------

    Net interest income                        25,635      25,297     26,925

Provision for loan losses                      10,550      10,734      3,900
                                              -------     -------    -------

    Net interest income after provision for
     loan losses                               15,085      14,563     23,025

Non-interest income
  Other than temporary impairment ("OTTI")
     on MBS and other investments                (998)     (5,820)       - -
  Adjustment for portion recorded as
     (transferred from) other comprehensive
     loss before taxes                         (1,178)      2,274        - -
                                              -------     -------    -------
  Net OTTI on MBS and other investments        (2,176)     (3,546)       - -

  Realized loss on MBS and other investments      (20)        (76)       - -
  Service charges on deposits                   4,240       4,312      3,493
  ATM transaction fees                          1,619       1,261      1,251
  BOLI net earnings                               491         965        486
  Gain on sale of loans, net                    1,547       2,828      1,011
  Loss on sale/redemption of mutual funds, net    - -         - -     (2,822)
  Servicing income on loans sold                  135         103         90
  Escrow fees                                      74         158          9
  Fee income from non-deposit investment sales     84         102        124
  Valuation allowance on MSRs                    (890)        - -        - -
  Other                                           592         842        536
                                              -------     -------    -------
    Total non-interest income, net              5,696       6,949      4,178
                                              -------     -------    -------


  See notes to consolidated financial statements.

------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2010, 2009 and 2008


                                               2010        2009        2008
                                             -------     -------     -------

Non-interest expense
  Salaries and employee benefits              $12,066     $11,801    $11,569
  Premises and equipment                        2,768       2,574      2,307
  Advertising                                     829         895        897
  OREO and other repossessed assets expense
   (income)                                       882         643         (3)
  ATM expenses                                    698         613        576
  Postage and courier                             539         549        514
  Amortization of CDI                             191         217        249
  State and local taxes                           626         604        622
  Professional fees                               664         745        678
  FDIC Insurance                                1,659         778        130
  Insurance                                       435          82         88
  Other                                         3,284       3,238      2,722
                                             -------     -------     -------
    Total non-interest expense                 24,641      22,739     20,349
                                             -------     -------     -------

Income (loss) before income taxes             (3,860)     (1,227)      6,854

Provision (benefit) for federal income taxes  (1,564)       (982)      2,824
Provision (benefit) for state income taxes        (5)         (3)         25
                                             -------     -------     -------

  Net income (loss)                           (2,291)       (242)      4,005

Preferred stock dividends                       (832)       (643)        - -
Preferred stock discount accretion              (210)       (129)        - -
                                             -------     -------     -------

Net Income (loss) to common shareholders     $(3,333)    $(1,014)    $ 4,005
                                             =======     =======     =======


Net income (loss) per common share
  Basic                                       $(0.50)     $(0.15)      $0.62
  Diluted                                      (0.50)      (0.15)       0.61




See notes to consolidated financial statements.


Consolidated Statements of Shareholders' Equity
-----------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2010, 2009 and 2008

                                                                                           Accumu-
                                                                                             lated
                             Number of Shares          Amount        Unearned                Other
                           -------------------   -----------------     Shares              Compre-
                           Preferred    Common   Preferred  Common  Issued to   Retained   hensive
                               Stock     Stock       Stock   Stock       ESOP   Earnings      Loss    Total
                           ---------    ------   ---------  ------  ---------   --------  --------    -----
Balance, September 30, 2007      - -  6,953,360  $   - -    $ 9,993  $(3,040)    $68,378    $(784)  $74,547

Net income                       - -        - -      - -        - -      - -       4,005      - -     4,005
Issuance of MRDP(1) shares       - -     20,315      - -        - -      - -         - -      - -       - -
Repurchase of common stock       - -   (144,950)     - -     (1,921)     - -         - -      - -    (1,921)
Exercise of stock options        - -    138,854      - -        857      - -         - -      - -       857
Cash dividends ($0.43 per
 common share)                   - -        - -      - -        - -      - -      (2,977)     - -    (2,977)
Earned ESOP shares               - -        - -      - -       (409)     264         - -      - -      (145)
MRDP compensation expense        - -        - -      - -        147      - -         - -      - -       147
Stock option compensation
 expense                         - -        - -      - -          5      - -         - -      - -         5
Unrealized holding gain on
 securities available for
 sale, net of tax                - -        - -      - -        - -      - -         - -      323       323

                              ------  ---------  -------    -------  -------     -------  -------   -------
Balance, September 30, 2008      - -  6,967,579      - -      8,672   (2,776)     69,406     (461)   74,841


Net loss                         - -        - -      - -        - -      - -        (242)     - -      (242)
Issuance of preferred stock
 with attached common stock
 warrants                     16,641        - -   15,425      1,158      - -         - -      - -    16,583
Accretion of preferred stock
 discount                        - -        - -      129        - -      - -        (129)     - -       - -
Issuance of MRDP (1) shares      - -     19,758      - -        - -      - -         - -      - -       - -
Exercise of stock options        - -     57,699      - -        392      - -         - -      - -       392
Cash dividends
  ($0.39 per common share)       - -        - -      - -        - -      - -      (2,736)     - -    (2,736)
  (5% preferred stock)           - -        - -      - -        - -      - -        (536)     - -      (536)
Earned ESOP shares               - -        - -      - -        (47)     264         - -      - -       217
MRDP compensation expense        - -        - -      - -        137      - -         - -      - -       137
Stock option compensation
 expense                         - -        - -      - -          3      - -         - -      - -         3
Cumulative effect of Financial
 Accounting Standards Board
 ("FASB") guidance regarding
 recognition of OTTI             - -        - -      - -        - -      - -          91      (91)      - -
Unrealized holding gain on
 securities available for
 sale, net of tax                - -        - -      - -        - -      - -         - -       18        18
Change in OTTI on securities
 held to maturity, net of tax    - -        - -      - -        - -      - -         - -   (1,478)   (1,478)

                              ------  ---------  -------    -------  -------     -------  -------   -------
Balance, September 30, 2009   16,641  7,045,036  $15,554    $10,315  $(2,512)    $65,854  $(2,012)  $87,199


(1) 1998 Management Recognition and Development Plan ("MRDP").


See notes to consolidated financial statements.




Consolidated Statements of Shareholders' Equity (continued)
------------------------------------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2010, 2009 and 2008


                                                                                           Accumu-
                                                                                             lated
                             Number of Shares          Amount        Unearned                Other
                           -------------------   -----------------     Shares              Compre-
                           Preferred    Common   Preferred  Common  Issued to   Retained   hensive
                               Stock     Stock       Stock   Stock       ESOP   Earnings      Loss    Total
                           ---------    ------   ---------  ------  ---------   --------  --------    -----
Balance, September 30, 2009   16,641  7,045,036  $15,554    $10,315  $(2,512)    $65,854  $(2,012)  $87,199

Net loss                         - -        - -      - -        - -      - -      (2,291)     - -    (2,291)
Accretion of preferred stock
 discount                        - -        - -      210        - -      - -        (210)     - -       - -
Cash dividends
 ($0.04 per common share)        - -        - -      - -        - -      - -        (283)     - -      (283)
 (5% preferred stock)            - -        - -      - -        - -      - -        (832)     - -      (832)
Earned ESOP shares               - -        - -      - -        (78)     265         - -      - -       187
MRDP compensation expense        - -        - -      - -        134      - -         - -      - -       134
Stock option compensation
 expense                         - -        - -      - -          6      - -         - -      - -         6
Unrealized holding gain on
 securities available for
 sale, net of tax                - -        - -      - -        - -      - -         - -      491       491
Change in OTTI on securities
 held to maturity, net of tax    - -        - -      - -        - -      - -         - -      766       766
Accretion of OTTI on securities
 held to maturity, net of tax    - -        - -      - -        - -      - -         - -       31        31

                              ------  ---------  -------    -------  -------     -------    -----   -------
Balance, September 30, 2010   16,641  7,045,036  $15,764    $10,377  $(2,247)    $62,238    $(724)  $85,408
                              ======  =========  =======    =======  =======     =======    =====   =======

See notes to consolidated financial statements.




Consolidated Statements of Cash Flows
------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2010, 2009 and 2008


                                                2010        2009       2008
                                              -------     -------    --------
Cash flows from operating activities
  Net income (loss)                          $ (2,291)  $    (242)  $   4,005
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation                               1,141       1,136       1,100
     Deferred federal income taxes                466      (1,813)     (1,217)
     Amortization of CDI                          191         217         249
     Earned ESOP shares                           265         264         264
     MRDP compensation expense                    173         169         131
     Stock option compensation expense              6           3           5
     Stock option tax effect                      - -          46          15
     Less stock option excess tax benefit         - -         - -         (11)
     Loss on redemption of mutual funds           - -         - -       2,600
     Loss on sale of mutual funds                 - -         - -         222
     OTTI losses on securities                  2,196       3,622         - -
     Gain on sale of OREO and other
      repossessed items, net                     (291)        (60)        (47)
     Gain on sale of loans                     (1,547)     (2,828)       (432)
     (Gain) loss on disposition of premises
      and equipment                                 6        (233)       (288)
     Provision for loan losses                 10,550      10,734       3,900
     Valuation adjustment for OREO                535         306          14
     Loans originated for sale                (69,123)   (158,942)    (45,853)
     Proceeds from sale of loans               68,330     162,913      45,269
     BOLI net earnings                           (491)       (965)       (486)
     Decrease in deferred loan origination
      fees                                       (210)       (308)       (221)

  Net change in accrued interest receivable
   and other assets, and other liabilities
   and accrued expenses                        (3,862)     (2,546)        731
                                              -------     -------    --------
  Net cash provided by operating activities     6,044      11,473       9,950

Cash flows from investing activities
  Net increase in CDs held for investment     (14,796)     (3,251)        - -
  Activity in securities held to maturity:
    Maturities and prepayments                  1,222       1,763         579
  Activity in securities/mutual funds
   available for sale:
    Maturities and prepayments                  3,062       3,451      22,862
    Proceeds from sales                           - -         - -       6,929
  (Increase) decrease in loans receivable, net  3,532     (11,158)    (46,413)
  Additions to premises and equipment            (484)     (2,347)     (1,495)
  Proceeds from sale of OREO and other
   repossessed items                            4,507       2,317         926
  Proceeds from the disposition of premises
   and equipment                                  - -         282         374
                                              -------     -------    --------
  Net cash used by investing activities        (2,957)     (8,943)    (16,238)


See notes to consolidated financial statements.

------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2010, 2009 and 2008


                                                2010        2009       2008
                                              --------     -------    -------

Cash flows from financing activities
  Net increase in deposits                   $  73,208   $   7,089  $  31,837
  Proceeds from FHLB advances - long term          - -         - -     50,000
  Repayment of FHLB advances - long term       (20,000)     (9,628)   (15,069)
  Net decrease in FHLB advances - short term       - -         - -    (30,000)
  Net increase (decrease) in FRB advances -
   short term                                  (10,000)     10,000        - -
  Net increase (decrease) in repurchase
   agreements                                     (155)         19        163
  Proceeds from exercise of stock options          - -         346        841
  ESOP tax effect                                  (78)        (47)      (409)
  MRDP compensation tax effect                     (39)        (32)        16
  Stock option excess tax benefit                  - -         - -         11
  Repurchase of common stock                       - -         - -     (1,921)
  Issuance of stock warrants                       - -       1,158        - -
  Issuance of preferred stock                      - -      15,425        - -
  Payment of dividends                            (699)     (3,272)    (2,977)
                                              --------     -------    -------
  Net cash provided by financing activities     42,237      21,058     32,492
                                              --------     -------    -------

  Net increase in cash and cash equivalents     45,324      23,588     26,204

Cash and cash equivalents
  Beginning of year                             66,462      42,874     16,670
                                              --------     -------    -------

  End of year                                 $111,786     $66,462    $42,874
                                              ========     =======    =======


Supplemental disclosures of cash flow information
  Income taxes paid                           $      3     $ 1,452    $ 4,120
  Interest paid                                 11,189      13,674     16,656

Supplemental disclosures of non-cash investing and financing activities

  Loans transferred to OREO and other
   repossessed assets                         $  9,434     $10,237    $ 1,404
  Shares issued to MRDP                            - -         138        259
  Loans originated to facilitate sale of OREO    1,349       1,021        257
  Mutual funds redeemed for MBS                    - -         - -     22,188


See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)
------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2010, 2009 and 2008


                                                2010        2009       2008
                                              --------     -------    -------

Comprehensive income (loss)
  Net income (loss)                           $(2,291)     $  (242)   $4,005
  Cumulative effect of FASB guidance
   regarding recognition of OTTI                  - -          (91)      - -
  Unrealized holding gain on securities
   available for sale, net of tax                 491           18       323
  Change in OTTI on securities held to
   maturity, net of tax:
    Additions                                      23        1,804       - -
    Additional amount recognized related to
     credit loss for which OTTI was
     previously recognized                        534       (3,034)      - -
    Amount reclassified to credit loss for
     previously recorded market loss              209         (248)      - -
  Accretion of OTTI securities held to
   maturity, net of tax                            31          - -       - -
                                              -------      -------    ------

  Total comprehensive income (loss)           $(1,003)     $(1,793)   $4,328
                                              =======      =======    ======




See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Timberland Bancorp, Inc. ("Company"); its wholly owned subsidiary, Timberland Bank ("Bank"); and the Bank's wholly owned subsidiary, Timberland Service Corp.
All significant intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations

The Company is a bank holding company which operates primarily through its subsidiary, the Bank. The Bank was established in 1915 and, through its 22 branches located in Grays Harbor, Pierce, Thurston, Kitsap, King and Lewis counties in Washington State, attracts deposits from the general public, and uses those funds, along with other borrowings, primarily to provide residential real estate, construction, commercial real estate, land, commercial business and consumer loans to borrowers primarily in western Washington and to a lesser extent, to invest in mortgage-backed securities and other investment securities.

Consolidated Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP) and practices within the banking industry. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the determination of other-than-temporary impairments in the estimated fair value of mortgage-backed securities and FHLB stock, the valuation of mortgage servicing rights, the valuation of OREO and the determination of goodwill impairment.

Certain prior year amounts have been reclassified to conform to the fiscal 2010 presentation with no change to net income (loss) or shareholders' equity previously reported.


Segment Reporting

The Company has one reportable operating segment which is defined as community banking in western Washington under the operating name Timberland Bank.


(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 1 - Summary of Significant Accounting Policies (continued)

U.S. Treasury Department's Capital Purchase Program

On December 23, 2008, the Company received $16.64 million from the U.S. Treasury Department ("Treasury") as part of the Treasury's Capital Purchase Program ("CPP"). The CPP was established as part of the Troubled Asset Relief Program ("TARP"). The Company sold 16,641 shares of senior preferred stock, with a related warrant to purchase 370,899 shares of the Company's common stock at a price of $6.73 per share at any time through December 23, 2018.
The preferred stock has a 5.0% dividend for the first five years, after which the rate increases to 9.0% until the preferred shares are redeemed by the Company.

Preferred stock is initially recorded at the amount of proceeds received. Any discount from the liquidation value is accreted to the expected call date and charged to retained earnings. This accretion is recorded using the level-yield method. Preferred dividends paid (or accrued) and any accretion is deducted from (added to) net income (loss) for computing net income (loss) to common shareholders and net income (loss) per share computations.

On February 1, 2010, the Federal Reserve Bank of San Francisco ("FRB") determined that the Company required additional supervisory attention and entered into a Memorandum of Understanding with the Company (the "Company MOU"). Under the agreement the Company must among other things obtain prior written approval, or non-objection from the FRB to declare or pay any dividends. (See Note 19.) The FRB has denied the Company's requests to pay dividends on its Series A Preferred Stock issued under the CPP for the payments due May 15, 2010, August 15, 2010 and November 15, 2010. There can be no assurances that the FRB will approve such payments or dividends in the future. The Company may not declare or pay dividends on its common stock or, with certain exceptions, repurchase common stock without first having paid all cumulative preferred dividends that are due. If dividends on the Series A Preferred Stock are not paid for six quarters, whether or not consecutive, the Treasury has the right to appoint two members to the Board of Directors of the Company.

Mortgage-Backed Securities and Other Investments

Mortgage-backed securities and other investments are classified upon acquisition as either held to maturity or available for sale. Securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reflected at amortized cost. Securities classified as available for sale are reflected at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income/loss, net of tax effects. Premiums and discounts are amortized to earnings by the interest method over the contractual life of the securities. Gains and losses on sale of securities are recognized on the trade date and determined using the specific identification method.

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

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 1 - Summary of Significant Accounting Policies (continued)

Mortgage-Backed Securities and Other Investments (concluded)

Declines in the fair value of individual securities available for sale that are deemed to be other than temporary are reflected in earnings when identified. The fair value of the security then becomes the new cost basis. For individual securities where the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other than temporary decline in the fair value of the security related to 1) credit loss is recognized in earnings and 2) market or other factors is recognized in other comprehensive income or loss. Credit loss is recorded if the present value of cash flows is less than the amortized cost. For individual securities where the Company intends to sell the security or more likely than not will not recover all of its amortized cost, the other than temporary impairment is recognized in earnings equal to the entire difference between the security's cost basis and its fair value at the balance sheet date. For individual securities for which credit loss has been recognized in earnings, interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized. Interest received after accruals have been suspended is recognized on a cash basis.

Federal Home Loan Bank Stock

The Company, as a member of the Federal Home Loan Bank of Seattle ("FHLB"), is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. The recorded amount of FHLB stock equals its estimated fair value because the shares can only be redeemed by the FHLB at the $100 per share par value.

The Company views its investment in the FHLB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; 2) the impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB. As of September 30, 2010, the FHLB of Seattle reported that it had met all of its regulatory capital requirements, but remained classified as "undercapitalized"
by its regulator, the Federal Housing Finance Agency ("FHFA").   On October
25, 2010, the FHLB announced that it had entered into a Consent Agreement with the FHFA, which requires the FHLB to take certain specified actions related to its business and operations. The FHLB will not pay a dividend or repurchase capital stock while it is classified as undercapitalized. While the FHLB was classified as undercapitalized as of September 30, 2010, the Company does not believe that its investment in the FHLB is impaired. However, this estimate could change in the near term if: 1) significant other-than-temporary losses are incurred on the FHLB's mortgage-backed securities causing a significant decline in its regulatory capital status; 2) the economic losses resulting from credit deterioration on the FHLB's mortgage-backed securities increases significantly or 3) capital preservation strategies being utilized by the FHLB become ineffective.


(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009

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

Loans Receivable

Loans are stated at the amount of unpaid principal, reduced by the undisbursed portion of construction loans in process, deferred loan origination fees and the allowance for loan losses.

Troubled Debt Restructured Loans

A troubled debt restructured loan is a loan for which the Bank, for reasons related to a borrower's financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider.

The loan terms which have been modified or restructured due to a borrower's financial difficulty, include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals. A troubled debt restructured loan is generally considered impaired.

Impaired Loans

A loan is considered impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments due in accordance with the original or modified terms of the loan agreement. Impaired loans are measured based on the estimated fair value of the collateral less estimated cost to sell if the loan is considered collateral dependent. Impaired loans not considered to be collateral dependent are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate.

The categories of non-accrual loans and impaired loans overlap, although they are not coextensive. The Company considers all circumstances regarding the loan and borrower on an individual basis when determining whether an impaired loan should be placed on non-accrual status, such as the financial strength of the borrower, the estimated collateral value, reasons for the delays in payment, payment record, the amount past due and the number of days past due.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management's comprehensive analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectability may not be assured. The detailed analysis includes methods to
(continued)
                                       91

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 1 - Summary of Significant Accounting Policies (continued)

Allowance for Loan Losses (continued)

estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific and general components. The specific component relates to loans that are deemed impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the recorded value of that loan. The general component covers non-classified loans and classified loans that are not evaluated individually for impairment and is based on historical loss experience adjusted for qualitative factors. The appropriateness of the allowance for losses on loans is estimated based upon these factors and trends identified by management at the time financial statements are prepared.

In accordance with the FASB guidance for receivables, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Smaller balance homogenous loans, such as residential mortgage loans and consumer loans, may be collectively evaluated for impairment. When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when, as an alternative, the current estimated fair value of the collateral, reduced by estimated costs to sell, is used. The valuation of real estate collateral is subjective in nature and may be adjusted in future periods because of changes in economic conditions. Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate in determining the estimated fair value of particular properties. In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals. Accordingly, the amounts of any such potential changes and any related adjustments are generally recorded at the time such information is received. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest and net deferred loan origination fees or costs), impairment is recognized by creating or adjusting an allocation of the allowance for loan losses and uncollected accrued interest is reversed against interest income. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.

A provision for loan losses is charged against operations and is added to the allowance for loan losses based on quarterly comprehensive analyses of the loan portfolio. The allowance for loan losses is allocated to certain loan categories based on the relative risk characteristics, asset classifications and actual loss experience of the loan portfolio. While management has allocated the allowance for loan losses to various loan portfolio segments, the allowance is general in nature and is available for the loan portfolio in its entirety.

The ultimate recovery of all loans is susceptible to future market factors beyond the Company's control. These factors may result in losses or recoveries differing significantly from those provided in the consolidated financial statements. The Bank experienced significant declines in current valuations for real estate collateral for the years ended September 30, 2009 and 2010.
If real estate values continue to decline and as updated appraisals are received on collateral for impaired loans, the Company may need to increase the allowance for loan losses appropriately. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.
(continued)
                                       92

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


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

Mortgage Servicing Rights

The Bank holds rights to service loans that it has originated and sold to the Federal Home Loan Mortgage Corporation. Mortgage servicing rights are capitalized at estimated fair value when acquired through the origination of loans that are subsequently sold with the servicing rights retained and are amortized to servicing income on loans sold in proportion to and over the period of estimated net servicing income. The value of mortgage servicing rights at the date of the sale of loans is estimated based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans. The estimated fair value is periodically evaluated for impairment by comparing actual cash flows and estimated future cash flows from the servicing assets to those estimated at the time servicing assets were originated. Fair values are estimated using discounted cash flows based on current market rates of interest. For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Company stratifies its capitalized mortgage servicing rights based on product type, interest rate and term of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceed their fair value. Impairment, if deemed temporary, is recognized through a valuation allowance to the extent that fair value is less than the recorded amount.

Bank Owned Life Insurance ("BOLI")

BOLI policies are recorded at their cash surrender value less applicable cash surrender charges. Income from BOLI is recognized when earned.




(continued)
                                       93

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 1 - Summary of Significant Accounting Policies (continued)

Goodwill

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is analyzed annually for impairment. An annual review is performed during the third quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. If the fair value of the Company's sole reporting unit exceeds the recorded value of the reporting unit, goodwill is not considered impaired and no additional analysis is necessary.

During the quarter ended June 30, 2010, the Company engaged a third party firm to perform the annual test for goodwill impairment. The test concluded that recorded goodwill was not impaired. As of September 30, 2010, there have been no events or changes in the circumstances that would indicate a potential impairment. No assurance can be given, however, that the Company will not record an impairment loss on goodwill in the future.

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

Impairment of Long-Lived Assets

Long-lived assets, consisting of premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the recorded amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the recorded amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the recorded amount of the assets exceeds the discounted recovery amount or estimated fair value of the assets. No events or changes in circumstances have occurred causing management to evaluate the recoverability of the Company's long-lived assets.



(continued)
                                       94

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009

Note 1 - Summary of Significant Accounting Policies (continued)

Other Real Estate Owned and Other Repossessed Assets

Other real estate owned and other repossessed assets consist of properties or assets acquired through or in lieu of foreclosure, and are recorded initially at the estimated fair value of the properties less estimated costs of disposal. Costs relating to development and improvement of the properties or assets are capitalized while costs relating to holding the properties or assets are expensed. The valuation of real estate collateral is subjective in nature and may be adjusted in future periods because of changes in economic conditions. Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate in determining the estimated fair value of particular properties. In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals. Accordingly, the amounts of any such potential changes and any related adjustments are generally recorded at the time such information is received.

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

Income Taxes

The Company files a consolidated federal income tax return with the Bank. The Bank provides for income taxes separately and remits to (receives from) the Company amounts currently due.

Deferred federal income taxes result from temporary differences between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements. These temporary differences will result in differences between income (loss) for tax purposes and income (loss) for financial reporting purposes in future years. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision (benefit) for income taxes. Valuation allowances are established to reduce the net recorded amount of deferred tax assets if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized.

The Company adopted guidance issued by the FASB with respect to accounting for uncertainty in income taxes on October 1, 2007. A tax provision is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The Company recognizes interest and or/penalties related to income tax matters as income tax expense.

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 1 - Summary of Significant Accounting Policies (continued)

Income Taxes (concluded)

The Company is no longer subject to United States federal income tax examination by tax authorities for years ended on or before September 30, 2006.

Employee Stock Ownership Plan

The Bank sponsors a leveraged Employee Stock Ownership Plan ("ESOP"). The ESOP is accounted for in accordance with the accounting requirements for stock compensation. Accordingly, the debt of the ESOP is recorded as other borrowed funds of the Bank, and the shares pledged as collateral are reported as unearned shares issued to the employee stock ownership plan on the consolidated balance sheets. The debt of the ESOP is payable to the Company and is therefore eliminated in the consolidated financial statements. As shares are released from collateral, compensation expense is recorded equal to the average market price of the shares for the period, and the shares become
available for net income (loss) per common share calculations.   Dividends
paid on unallocated shares reduce the Company's cash contributions to the ESOP.

Cash and Cash Equivalents and Cash Flows

The Company considers amounts included in the balance sheets' captions "Cash and due from financial institutions", and "Interest-bearing deposits in banks", all of which mature within ninety days, to be cash equivalents for purpose of reporting cash flows. Cash flows from loans, deposits, FHLB
advances   short term, FRB borrowings and repurchase agreements are reported net.

Interest-bearing deposits in banks as of September 30, 2010 and 2009 included deposits with the Federal Reserve Bank of San Francisco of $88,805,000 and $26,040,000, respectively. The Company also maintains balances in correspondent bank accounts which, at times, may exceed FDIC insurance limits of $250,000. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the correspondent banks.

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

The fair value of stock options is determined using the Black-Scholes valuation model. The fair value of stock grants under the MRDP is equal to the fair value of the shares at the grant date.

The Company's stock compensation plans are described more fully in Note 15. (continued)
                                      96

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 1 - Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income
(loss) available for common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted net income per common share is computed by dividing net income available for common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Diluted loss per common share is the same as basic loss per common share for the years ended September 30, 2009 and 2010 due to the anti-dilutive effect of common stock equivalents. Common stock equivalents arise from assumed conversion of outstanding stock options and outstanding warrants to purchase common stock. In accordance with FASB guidance for stock compensation, shares owned by the Bank's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing net income (loss) per common share.

Related Party Transactions

The Chairman of the Board for the Bank and the Company is a member of the law firm that provides general counsel to the Bank. Legal fees paid to this law firm for the years ended September 30, 2010, 2009 and 2008 totaled $133,000, $125,000 and $62,000, respectively.

Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance on the disclosure requirements for transfers and servicing of financial assets. The new guidance requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. The new authoritative accounting guidance became effective January 1, 2010 and did not impact the Company's consolidated financial statements.

In January 2010, the FASB issued updated guidance on fair value measurements and disclosures. The new guidance requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers; and (ii) separate presentation of purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The guidance also further clarifies that (i) fair value instrument disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities



(continued)
                                       97

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 1 - Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (concluded)

within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The new guidance was effective on January 1, 2010 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for the Company on October 1, 2011. The adoption of the guidance effective on January 1, 2010 was disclosure-related only and did not impact the Company's consolidated financial statements.

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

In July 2010, the FASB issued updated guidance on disclosure requirements for the credit quality of financing receivables and the allowance for credit losses. The new guidance requires entities to provide disclosures designed to facilitate financial statement users' evaluation of (i) the nature of credit risk inherent in the entity's portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregration of portfolio segment. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. This guidance will be effective for the Company's consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company's consolidated financial statements that include periods beginning on or after January 1, 2011. Since this new guidance is disclosure related only, the Company does not expect it to have an impact on its consolidated financial statements.


Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances on hand or on deposit with the Federal Reserve Bank, based on a percentage of transaction account deposits. The amounts of the reserve requirement balances as of September 30, 2010 and 2009 were approximately $781,000 and $206,000, respectively.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 3 - Mortgage-Backed Securities and Other Investments

Mortgage-backed securities and other investments were as follows as of September 30 (in thousands):


                                           Gross        Gross        Estimated
                               Amortized   Unrealized   Unrealized   Fair
                               Cost        Gains        Losses       Value
                               ---------   ----------   ----------   ---------
2010
----
Held to Maturity

  Mortgage-backed securities:
    U.S. government agencies    $ 2,107     $  29        $  (5)       $ 2,131
    Private label residential     2,931       161         (411)         2,681
  U.S. agency securities             28         2          - -             30
                                -------     -----        -----        -------

   Total                        $ 5,066     $ 192        $(416)       $ 4,842
                                =======     =====        =====        =======

Available for Sale
  Mortgage-backed securities:
    U.S. government agencies    $ 7,846     $ 262        $ - -        $ 8,108
    Private label residential     2,198        73         (248)         2,023
  Mutual Funds                    1,000       - -          (12)           988
                                -------     -----        -----        -------
   Total                        $11,044     $ 335        $(260)       $11,119
                                =======     =====        =====        =======

2009
----
Held to Maturity

  Mortgage-backed securities:
    U.S. government agencies    $ 2,455     $  23        $ (10)       $ 2,468
    Private label residential     4,605         3         (890)         3,718
  U.S. agency securities             27         2          - -             29
                                -------     -----        -----        -------

   Total                        $ 7,087     $  28        $(900)       $ 6,215
                                =======     =====        =====        =======

Available for Sale
  Mortgage-backed securities:
    U.S. government agencies    $10,378     $ 221        $  (5)       $10,594
    Private label residential     2,774       - -         (865)         1,909
  Mutual funds                    1,000       - -          (32)           968
                                -------     -----        -----        -------

  Total                         $14,152     $ 221        $(902)       $13,471
                                =======     =====        =====        =======


(continued)
                                         99

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 3 - Mortgage-Backed Securities and Other Investments (continued)


The following table summarizes the estimated fair value and gross unrealized losses for all securities and the length of time the unrealized losses existed as of September 30, 2010 (in thousands):

                                     Less Than 12 Months      12 Months or Longer            Total
                                   ----------------------   ----------------------   ----------------------
                                   Estimated                Estimated                Estimated
                                        Fair   Unrealized        Fair   Unrealized        Fair   Unrealized
                                       Value       Losses       Value       Losses       Value       Losses
                                   ---------   ----------   ---------   ----------   ---------   ----------
Held to Maturity
Mortgage-backed securities:
  U.S. government agencies            $ 165       $  (1)      $  469       $  (4)      $  634       $  (5)
  Private label residential             108         - -        1,907        (411)       2,015        (411)
                                      -----       -----       ------       -----       ------       -----
  Total                               $ 273       $  (1)      $2,376       $(415)      $2,649       $(416)
                                      =====       ======      ======       =====       ======       =====


Available for Sale
Mortgage-backed securities:
  Private label residential           $ - -       $  - -      $1,574       $(248)      $1,574       $(248)
Mutual funds                            - -          - -         988         (12)         988         (12)
                                      -----       -----       ------       -----       ------       -----
  Total                               $ - -       $  - -      $2,562       $(260)      $2,562       $(260)
                                      =====       ======      ======       =====       ======       =====




The Company has evaluated these securities and has determined that the decline in their value is temporary. The unrealized losses are primarily due to unusually large spreads in the market for private label mortgage-related products. The fair value of the mortgage-backed securities is expected to recover as the securities approach their maturity date and/or as the pricing spreads narrow on mortgage-related securities. The Company has the ability and the intent to hold the investments until the market value recovers. Furthermore, as of September 30, 2010, Management does not have the intent to sell any of the securities classified as available for sale where the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost (or recorded value if previously written down).

During the year ended September 30, 2010, the Company recorded net OTTI charges through earnings on residential mortgage-backed securities of $2,176,000. For the year ended September 30, 2009, the Company recorded net OTTI charges through earnings on residential mortgage-backed securities of $3,546,000. Effective January 1, 2009, the Company adopted new accounting guidance in accordance with GAAP, which provides for the bifurcation of OTTI into (i) amounts related to credit losses which are recognized through earnings and (ii) amounts related to all other factors which are recognized as a component of other comprehensive income (loss).


(continued)
                                      100

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 3 - Mortgage-Backed Securities and Other Investments (continued)

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

The following table presents a summary of the significant inputs utilized to measure management's estimates of the credit loss component on OTTI securities as of September 30, 2010 and 2009:


                                        Range
                                 ----------------------    Weighted
                                 Minimum        Maximum     Average
                                 -------        -------    --------
At September 30, 2010
---------------------
Constant prepayment rate           6.00%         15.00%       8.28%
Collateral default rate            3.69%         68.09%      34.75%
Loss severity rate                30.02%         60.43%      45.35%

At September 30, 2009
Constant prepayment rate           6.00%         15.00%      10.86%
Collateral default rate            6.78%         59.62%      25.36%
Loss severity rate                14.25%         52.02%      33.99%


The following table presents the OTTI losses for the years ended September 30, 2010 and 2009. There were no similar OTTI losses recorded during the year ended September 30, 2008 (in thousands).

                                           2010                  2009
                                   --------------------   -------------------
                                     Held to  Available    Held to  Available
                                    Maturity  For Sale    Maturity   For Sale

Total OTTI losses                   $  895      $ 103      $ 5,593     $ 227
Portion of OTTI losses recognized
 in other comprehensive loss
 (before taxes) (1)                  1,178                  (2,274)      - -
                                    ------      -----      -------     -----

Net impairment losses recognized
 in earnings (2)                    $2,073      $ 103      $ 3,319     $ 227
                                    ======      =====      =======     =====

-------------------
(1) Represents OTTI losses related to all other factors.
(2) Represents OTTI losses related to credit losses.

(continued)
                                       101

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 3 - Mortgage-Backed Securities and Other Investments (continued)

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in other comprehensive loss at September 30, 2010 and 2009 (dollars in thousands).

                                                2010           2009
                                              -------         ------

Balance, beginning of year                     $ 3,551        $  - -

Additions:
  Credit losses for which OTTI was
    not previously recognized                     400          2,511
  Additional increases to the amount
    related to credit loss for which OTTI
    was previously recognized                   1,818          1,073
Subtractions:
  Realized losses recorded previously
    as credit losses                           (1,044)           (33)
                                              -------         ------

Balance, end of year                          $ 4,725         $ 3,551
                                              =======         =======


There were no gross realized gains on sales of securities for the years ended September 30, 2010, 2009 and 2008. During the year ended September 30, 2010, the Company recorded a $1,064,000 realized loss (as a result of securities being deemed worthless) on eighteen held to maturity residential mortgage-backed securities of which $1,044,000 had been recognized previously as a credit loss. During the year ended September 30, 2009, the Company recorded a $109,000 realized loss on three held to maturity residential mortgage-backed securities of which $33,000 had been recognized previously as a credit loss. During the year ended September 30, 2008 there were gross realized losses on the sale and redemption of mutual funds classified as available for sale in the amount of $2,822,000 and gross realized losses on held to maturity residential mortgage-backed securities of $4,000. During the year ended September 30, 2008, the Company redeemed its investment in the AMF family of mutual funds and recognized a $2,822,000 loss on the redemption.
The Company redeemed $29,120,000 in mutual funds and received $22,190,000 in underlying mortgage-backed securities and $6,930,000 in cash.

The recorded amount of residential mortgage-backed and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral, retail repurchase agreements and other non-profit organization deposits totaled $12,800,000 and $16,400,000 at September 30, 2010 and 2009, respectively.


(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 3 - Mortgage-Backed Securities and Other Investments (concluded)


The contractual maturities of debt securities at September 30, 2010, are as follows (in thousands). Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

                                  Held to Maturity       Available for Sale
                                  ----------------       ------------------
                                            Estimated               Estimated
                                Amortized   Fair        Amortized   Fair
                                Cost        Value       Cost        Value
                                ----        -----       ----        -----

Due within one year             $  - -      $  - -      $   283     $   271
Due after one year to five
 years                              19          20            9           9
Due after five to ten years         40          42          132         141
Due after ten years              5,007       4,780        9,620       9,710
                                ------      ------      -------     -------

   Total                        $5,066      $4,842      $10,044     $10,131
                                ======      ======      =======     =======

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 4 - Loans Receivable and Loans Held for Sale

Loans receivable and loans held for sale consisted of the following at September 30 (in thousands):

                                                           2010        2009
                                                         --------   --------
Mortgage loans:
  One- to four-family                                    $118,044   $109,926
  Multi-family                                             32,267     25,638
  Commercial                                              208,002    188,205
  Construction and land development                        69,271    139,728
  Land                                                     62,999     65,642
                                                         --------   --------
  Total mortgage loans                                    490,583    529,139

Consumer loans:
  Home equity and second mortgage                          38,418     41,746
  Other                                                     9,086      9,827
                                                         --------   --------
  Total consumer loans                                     47,504     51,573

Commercial business loans                                  17,979     13,775
                                                         --------   --------

  Total loans receivable                                  556,066    594,487
Less:
  Undisbursed portion of construction loans in process     17,952     31,298
  Deferred loan origination fees                            2,229      2,439
  Allowance for loan losses                                11,264     14,172
                                                         --------   --------
                                                           31,445     47,909
                                                         --------   --------

  Loans receivable, net                                   524,621    546,578

Loans held for sale (one- to four-family)                   2,970        630
                                                         --------   --------

  Total loans receivable and loans held for sale, net    $527,591   $547,208
                                                         ========   ========

Certain related parties of the Bank, principally Bank directors and officers, were loan customers of the Bank in the ordinary course of business during the years ended September 30, 2010 and 2009. These loans were performing according to their terms at September 30, 2010 and 2009. Activity in related party loans during the years ended September 30 is as follows (in thousands):

                                                            2010       2009
                                                           ------    -------
Balance, beginning of year                                 $1,781    $ 3,051
New loans                                                   1,044        291
Repayments                                                    (79)    (1,561)
                                                           ------    -------
  Balance, end of year                                     $2,746    $ 1,781
                                                           ======    =======
(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 4 - Loans Receivable and Loans Held for Sale (continued)

At September 30, 2010, 2009 and 2008, the Bank had impaired loans totaling approximately $42,245,000, $47,622,000 and $13,647,000 respectively. Interest income recognized on impaired loans for the years ended September 30, 2010, 2009 and 2008 was $1,296,000, $803,000 and $41,000 respectively. Interest income recognized on a cash basis on impaired loans for the years ended September 30, 2010, 2009 and 2008 was $816,000, $647,000 and $21,000,
respectively. The average investment in impaired loans for the years ended September 30, 2010, 2009 and 2008 was $42,747,000, $32,597,000 and $6,955,000
respectively. The Bank had $16,400,000 in troubled debt restructured loans included in impaired loans at September 30, 2010. The Bank had $1,055,000 in commitments to lend additional funds on these loans. The Bank had $9,492,000 in troubled debt restructured loans included in impaired loans at September 30, 2009 and there were commitments to lend an additional $1,433,000 in funds on these loans. The Bank had $272,000 in troubled debt restructured loans included in impaired loans at September 30, 2008 and there were no commitments to lend additional funds on these loans.

An analysis of the allowance for loan losses for the years ended September 30 is as follows (in thousands):

                                                2010       2009        2008
                                             --------     -------     ------

Balance, beginning of year                   $ 14,172     $ 8,050     $4,797
Provision for loan losses                      10,550      10,734      3,900
Allocated to commitments                          - -        (169)        --
Loans charged off                             (13,820)     (4,531)      (648)
Recoveries                                        362          88          1
                                             --------     -------     ------
  Net charge-offs                             (13,458)     (4,443)      (647)
                                             --------     -------     ------

  Balance, end of year                       $ 11,264     $14,172     $8,050
                                             ========     =======     ======


Following is a summary of information related to impaired loans at September 30 (in thousands):

                                                2010        2009       2008
                                              -------     -------    -------

Impaired loans without a valuation allowance  $36,475     $35,557    $ 8,872
Impaired loans with a valuation allowance       5,770      12,065      4,775
                                              -------     -------    -------
  Total impaired loans                        $42,245     $47,622    $13,647
                                              =======     =======    =======




(continued)
                                       105

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 4 - Loans Receivable and Loans Held for Sale (concluded)

An analysis of the valuation allowance related to impaired loans for the years ended September 30 is as follows (in thousands):

                                                2010        2009       2008
                                              -------     -------    -------

Balance, beginning of year                    $ 3,835     $   790     $   75
Additions                                       2,760       5,648      1,631
Deductions:
  Charged off to allowance for loan losses     (5,467)     (1,838)      (647)
  Other reductions                               (266)       (765)      (269)
                                              -------     -------     ------

  Balance, end of year                        $   862     $ 3,835     $  790
                                              =======     =======     ======

At September 30, 2010, 2009 and 2008, the Bank had non-accruing loans totaling $24,864,000, $29,287,000 and $11,990,000, respectively. All non-accrual loans are considered impaired. The Bank had $1,325,000 and $796,000 in loans that were 90 days or more past due and still accruing interest at September 30, 2010 and 2009, respectively. At September 30, 2008, no loans were 90 days or more past due and still accruing interest.

Note 5 - Mortgage Servicing Rights

Loans serviced for the Federal Home Loan Mortgage Corporation are not included in the accompanying consolidated balance sheets. The principal amounts of those loans at September 30, 2010, 2009 and 2008 were $280,852,000,
$251,837,000 and $175,807,000, respectively.

Following is an analysis of the changes in mortgage servicing rights for the years ended September 30 (in thousands):

                                                2010        2009       2008
                                              -------     -------    -------

Balance, beginning of year                     $2,618      $1,306     $1,051
Additions                                         805       1,785        578
Amortization                                     (604)       (473)      (323)
Valuation allowance                              (890)       (169)       - -
Recovery of valuation allowance                   - -         169        - -
                                               ------      ------     ------

  Balance, end of year                         $1,929      $2,618     $1,306
                                               ======      ======     ======

At September 30, 2010, 2009 and 2008, the fair value of mortgage servicing rights totaled $1,929,000, $2,650,000 and $1,820,000, respectively. The fair values for 2010, 2009, and 2008 were estimated using discounted cash flow analyses with discount rates of 10.40%, 10.52% and 10.60%, respectively, and prepayment speed factors of 350, 185 and 214, respectively. At September 30, 2010, there was a mortgage servicing rights valuation allowance of $890,000. There was no valuation allowance at September 30, 2009 or 2008.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 6 - Premises and Equipment

Premises and equipment consisted of the following at September 30 (in thousands):

                                                        2010           2009
                                                       -------       -------

Land                                                   $ 4,291      $  4,291
Buildings and improvements                              16,054        15,860
Furniture and equipment                                  6,758         6,594
Property held for future expansion                         110           110
Construction and purchases in progress                      95            71
                                                       -------       -------
                                                        27,308        26,926
Less accumulated depreciation                            9,925         8,880
                                                       -------       -------

  Premises and equipment, net                          $17,383       $18,046
                                                       =======       =======


The Bank leases premises under operating leases. Rental expense of leased premises was $228,000, $243,000 and $241,000 for the years ended September 30, 2010, 2009 and 2008, respectively, which is included in premises and equipment expense.

Minimum net rental commitments under noncancellable leases having an original or remaining term of more than one year for future years ending September 30 are as follows (in thousands):

2011                                                                   $198
2012                                                                    211
2013                                                                    211
2014                                                                    144
2015                                                                    144
                                                                       ----

                 Total minimum payments required                       $908
                                                                       ====

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 7   OREO and Other Repossessed Assets

The following table presents the activity related to OREO and other repossessed assets at September 30 (dollars in thousands):

                                           2010               2009
                                         Amount    Number    Amount    Number
                                         ------    ------    ------    ------

Balance, beginning of year              $ 8,185       26    $   511       2
Additions to OREO and other repossessed
 assets                                   9,434       31     10,005      37
Capitalized improvements                    288                 232
Lower of cost or fair value losses         (829)               (306)
Disposition of OREO and other
 repossessed assets                      (5,559)     (27)    (2,257)    (13)
                                        -------      ---    -------     ---

   Balance, end of year                 $11,519       30    $ 8,185      26
                                        =======      ===    =======     ===


At September 30, 2010, OREO and other repossessed assets consisted of 27 properties in Washington, with balances ranging from $5,000 to $3,048,000 and three other repossessed assets totaling $67,000. At September 30, 2009, OREO consisted of 26 properties in Washington, with balances ranging from $5,000 to $2,314,000. The Bank recorded a net gain on sale of OREO and other repossessed assets for the years ended September 30, 2010, 2009 and 2008 of $291,000, $60,000 and $47,000, respectively, which is netted against (included in) OREO and other repossessed assets expense (income) in the accompanying consolidated statements of operations.


Note 8 - Core Deposit Intangibles ("CDI")

During the year ended September 30, 2005, the Company recorded a core deposit intangible of $2,201,000 in connection with the October 2004 acquisition of seven branches and related deposits. Net unamortized core deposit intangible totaled $564,000 and $755,000 at September 30, 2010 and 2009, respectively. Amortization expense related to the core deposit intangible for the years ended September 30, 2010, 2009 and 2008 was $191,000, $217,000 and $249,000,
respectively.

Amortization expense for the core deposit intangible for future years ending September 30 is estimated to be as follows (in thousands):

    2011                                                            $167
    2012                                                             147
    2013                                                             131
    2014                                                             116
    2015                                                               3
                                                                    ----

    Total                                                           $564
                                                                    ====

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 9 - Deposits

Deposits consisted of the following at September 30 (in thousands):

                                                           2010        2009
                                                         --------   --------

Non-interest-bearing demand                              $ 58,755   $ 50,295
NOW checking                                              153,304    117,357
Savings                                                    67,448     58,609
Money market accounts                                      55,723     62,478
Certificates of deposit                                   243,639    213,168
Certificates of deposit   brokered                            - -      3,754
                                                         --------   --------

  Total deposits                                         $578,869   $505,661
                                                         ========   ========

Certificates of deposit of $100,000 or greater totaled $93,006,000 and $77,926,000 at September 30, 2010 and 2009, respectively.

Scheduled maturities of certificates of deposit for future years ending September 30 are as follows (in thousands):

2011                                                                $177,911
2012                                                                  43,032
2013                                                                   6,244
2014                                                                   7,140
2015                                                                   9,002
Thereafter                                                               310
                                                                    --------

  Total                                                             $243,639
                                                                    ========

Interest expense by account type is as follows for the years ended September 30 (in thousands):

                                               2010       2009       2008
                                              ------     ------    -------

NOW checking                                  $1,749     $1,031     $  774
Savings                                          454        394        398
Money market accounts                            677      1,036      1,250
Certificates of deposit                        4,921      6,387      8,480
Certificates of deposit - brokered                 6        624        861
                                              ------     ------    -------

  Total                                       $7,807     $9,472    $11,763
                                              ======     ======    =======

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 10 - Federal Home Loan Bank ("FHLB") Advances and Federal Reserve Bank of San Francisco ("FRB") Borrowings

The Bank has long- and short-term borrowing lines with the FHLB of Seattle with total credit on the lines equal to 30% of the Bank's total assets, limited by available collateral. Borrowings are considered short-term when
the original maturity is less than one year.   The Bank had $75,000,000 and
$95,000,000 of long-term FHLB advances outstanding at September 30, 2010 and 2009, respectively.

The long-term borrowings at September 30, 2010 mature at various dates through September 2017 and bear interest at rates ranging from 3.49% to 4.66%. Under the Advances, Security and Deposit Agreement, virtually all of the Bank's assets, not otherwise encumbered, are pledged as collateral for advances. Principal reductions due for future years ending September 30 are as follows (in thousands):

2011                                                                $ 20,000
2012                                                                  10,000
2013                                                                     - -
2014                                                                     - -
2015                                                                     - -
Thereafter                                                            45,000
                                                                    --------
                                                                    $ 75,000
                                                                    ========

A portion of the long-term advances have a putable feature and may be called by the FHLB earlier than the scheduled maturities. On October 1, 2010 the Bank repaid the $20 million in advances due during the 2011 fiscal year.

The Bank also maintains a short-term borrowing line with the FRB with total credit based on eligible collateral. At September 30, 2010 the Bank had a borrowing capacity on this line of $41,396,000 with no balance outstanding. The Bank had borrowings of $10,000,000 outstanding on this line at September 30, 2009.

Information concerning total short-term borrowings as of and for the years ended at September 30 is summarized as follows (dollars in thousands):

                                                          2010       2009
                                                        -------    --------

  Average daily balance during the period                 $ 384      $  48
  Average daily interest rate during the period            0.66%      0.69%
  Maximum month-end balance during the period           $10,000    $10,000
  Weighted average interest rate at end of the period       - -       0.50%

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 11 - Repurchase Agreements

Repurchase agreements at September 30, 2010 and 2009 consisted of overnight repurchase agreements with customers totaling $622,000 and $777,000, respectively.

Information concerning repurchase agreements as of and for the years ended September 30 is summarized as follows (dollars in thousands):

                                                            2010       2009
                                                           ------     ------

  Average daily balance during the period                  $ 539      $ 624
  Average daily interest rate during the period             0.05%      0.08%
..
  Maximum month-end balance during the period              $ 750      $ 844
  Weighted average rate at end of period                    0.05%      0.05%

  Securities underlying the agreements at the end of period:
    Recorded value                                         $ 690      $ 826
    Fair value                                               695        826

The securities underlying the agreements at September 30, 2010 and 2009 were under the Company's control in safekeeping at third-party financial institutions.


Note 12 - Other Liabilities and Accrued Expenses

Other liabilities and accrued expenses were comprised of the following at September 30 (in thousands):

                                                            2010       2009
                                                           ------     ------

Accrued deferred compensation and profit sharing plans
 payable                                                   $   81     $  188
Accrued preferred stock dividend payable                      416        - -
Accrued interest payable on deposits, advances,
 borrowings and repurchase agreements                         737        965
Accounts payable and accrued expenses - other               1,554      1,886
                                                           ------     ------

  Total other liabilities and accrued expenses             $2,788     $3,039
                                                           ======     ======

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 13 - Federal Income Taxes

The components of the provision (benefit) for federal income taxes for the years ended September 30 were as follows (in thousands):

                                             2010         2009        2008
                                            -------     -------     --------

Current                                     $(2,030)    $   831     $  4,041
Deferred                                        466      (1,813)      (1,217)
                                            -------     -------     --------

  Provision (benefit)                       $(1,564)    $  (982)    $  2,824
                                            =======     =======     ========


At September 30, 2010 and 2009, the Company recorded income taxes receivables of $2,564,000 and $543,000, respectively, which are included in other assets in the accompanying consolidated balance sheet.


The components of the Company's deferred tax assets and liabilities at September 30 were as follows (in thousands):


                                                            2010       2009
                                                           ------     ------
Deferred Tax Assets
  Accrued interest on loans                                $  479     $  147
  Accrued vacation                                            - -        120
  Unearned ESOP shares                                        439        455
  Allowance for loan losses                                 3,977      5,019
  OREO                                                        153         60
  CDI                                                         257        250
  Unearned MRDP shares                                         60        111
  Net unrealized securities losses                            341      1,035
  Capital loss carry-forward                                  680        846
  OTTI credit Impairment                                      111        - -
  Other                                                       159         59
                                                           ------     ------
  Total deferred tax assets                                 6,656      8,102




(continued)
                                        112

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 13 - Federal Income Taxes (concluded)

                                                            2010       2009
                                                           ------     ------
Deferred Tax Liabilities
  FHLB stock dividends                                     $  880     $  906
  Depreciation                                                319        444
  Goodwill                                                    768        659
  Mortgage servicing rights                                   656        916
  Prepaid expenses                                            195        102
  Other                                                        17         20
                                                           ------     ------
  Total deferred tax liabilities                            2,835      3,047


  Valuation allowance for capital loss on sale of
   securities                                                (421)      (510)


  Net deferred tax assets                                  $3,400     $4,545
                                                           ======     ======


The Company has a capital loss carry forward in the amount of $2,000,000 that will expire in 2013.


The provision (benefit) for federal income taxes for the years ended September 30 differs from that computed at the statutory corporate tax rate as follows (dollars in thousands):

                                            2010       2009        2008
                                          -------     ------      ------
Taxes at statutory rate                   $(1,312)    $ (429)     $2,390
BOLI income                                  (167)      (337)       (170)
Non-deductible capital loss                   - -        - -         750
Dividends on ESOP                             (12)      (121)       (136)
Other - net                                   (73)       (95)        (10)
                                          -------     ------      ------

Provision (benefit) for
 federal income taxes                     $(1,564)    $ (982)     $2,824
                                          =======     ======      ======

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


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

ESOP
----

The amount of the annual contribution is discretionary, except that it must be sufficient to enable the ESOP to service its debt. All dividends received by the ESOP are used to pay debt service. Dividends of $35,000, $331,000, and $389,000 were used to service the debt during the years ended September 30, 2010, 2009 and 2008, respectively. As of September 30, 2010, 192,691 ESOP shares had been distributed to participants.

In January 1998, the ESOP borrowed $7,930,000 from the Company to purchase 1,058,000 shares of common stock of the Company. The term of the loan was extended by 75 months in December 2006. The extension of the loan reduces the annual number of shares allocated to participants. The loan is being repaid primarily from the Bank's contributions to the ESOP and is scheduled to be fully repaid by March 31, 2019. The interest rate on the loan is 8.5%. Interest expense on the ESOP debt was $315,000, $337,000, and $359,000 for the years ended September 30, 2010, 2009 and 2008, respectively. The balance of the loan at September 30, 2010 was $3,538,000.

Shares held by the ESOP as of September 30 were classified as follows:

                                              2010        2009         2008
                                            -------      -------      -------
Unallocated shares                          299,786      335,052      370,294
Shares released for allocation              565,523      550,755      523,477
                                            -------      -------      -------
    Total ESOP shares                       865,309      885,807      893,771
                                            =======      =======      =======

The approximate fair market value of the Bank's unallocated shares at September 30, 2010, 2009 and 2008, was $1,211,000, $1,555,000 and $2,796,000,
respectively. Compensation expense recognized under the ESOP for the year ended September 30, 2010 was $109,000. A compensation benefit of $138,000 was recognized for the year ended September 30, 2009 and a compensation expense of $7,000 was recognized for the year ended September 30, 2008.

401(k)
------

Eligible employees may contribute up to the maximum established by the Internal Revenue Service. Contributions by the Bank are at the discretion of the board of directors except for a 3% safe harbor contribution which is mandatory according to the plan document. Bank contributions totaled $294,000, $475,000 and $422,000 for the years ended September 30, 2010, 2009 and 2008, respectively.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 15 - Stock Compensation Plans

Stock Option Plans
------------------
Under the Company's stock option plans (1999 Stock Option Plan and 2003 Stock Option Plan), the Company was able to grant options for up to 1,622,500 shares of common stock to employees, officers and directors. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company's stock on the date of grant. Generally, options vest in 20% annual installments on each of the five anniversaries from the date of the grant. At September 30, 2010, options for 249,738 shares were available for future grant under the 2003 Stock Option Plan and no shares were available for future grant under the 1999 Stock Option Plan.

Stock option activity for the years ended September 30 is summarized as follows:


                                            Number of      Weighted Average
                                            Shares         Exercise Price
                                            ---------      ----------------

Outstanding September 30, 2007               412,674           $7.39
Options exercised                           (138,854)           6.06
                                             -------
Outstanding September 30, 2008               273,820            8.07
                                             =======

Options exercised                            (57,699)           6.00
Options forfeited                            (47,257)           6.00
                                             -------
Outstanding September 30, 2009               168,864            9.35
                                             =======

Options granted                               26,000            4.55
                                             -------
Outstanding September 30, 2010               194,864           $8.71
                                             =======

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury rate of a similar term as the stock option at the particular grant date. The expected life is based on historical data, vesting terms, and estimated exercise dates. The expected dividend yield is based on the most recent quarterly dividend on an annualized basis in effect at the time the options were granted. The expected volatility is based on historical volatility of the Company's stock price. There were 26,000 options granted during the year ended September 30, 2010 with an aggregate grant date fair value of $34,000. The weighted average assumptions for options granted during the year ended September 30, 2010 were as follows:

Expected volatility                       38%
Expected term (in years)                   5
Expected dividend yield                 2.64%
Risk free interest rate                 2.47%
Grant date fair value per share        $1.29

There were no options granted during the years ended September 30, 2009 and 2008.

(continued)
                                        115

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 15 - Stock Compensation Plans (continued)

There were no shares that vested during the year ended September 30, 2010. The total fair value of shares that vested during the years ended September 30, 2009 and 2008 was $13,000 and $30,000, respectively.

At September 30, 2010 there were 26,000 unvested options with an aggregate grant date fair value of $34,000, all of which the Company assumes will vest. There was no aggregate intrinsic value of unvested options at September 30, 2010, as the exercise price was greater than the stock's current market value. There were no unvested options at September 30, 2009.

Proceeds and related tax benefits realized from options exercised and the intrinsic value of options exercised for the years ended September 30 were as follows (in thousands):

                                          2010        2009         2008
                                         ------      ------      -------

Proceeds from options exercised          $ - -        $ 346       $ 842
Related tax benefit recognized             - -           46          15
Intrinsic value of options exercised       - -           56         531

Additional information regarding options outstanding at September 30, 2010, is as follows:

                   Options Outstanding               Options Exercisable
            -------------------------------    ------------------------------
                                Weighted                          Weighted
                      Weighted  Average                 Weighted  Average
Range of              Average   Remaining               Average   Remaining
Exercise              Exercise  Contractual             Exercise  Contractual
Prices      Number    Price     Life (Years)   Number   Price     Life (Years)
--------    ------    --------  ------------   ------   --------  -----------
$ 4.55      26,000    $ 4.55       9.1            - -    $ - -           - -
  7.45      56,638      7.45       0.7         56,638     7.45           0.7
  7.85 -
  7.98       6,000      7.91       1.6          6,000     7.91           1.6
  9.52      56,680      9.52       2.4         56,680     9.52           2.4
 11.46 -
  11.63     49,546     11.51       3.3         49,546    11.51           3.3
           -------                            -------
           194,864    $ 8.71       3.0        168,864   $ 9.35           2.1
           =======                            =======

There was no aggregate intrinsic value of options outstanding at September 30, 2010 and 2009, as the exercise price of all options outstanding was greater than the stock's current market value. The aggregate intrinsic value of all options outstanding and exercisable at September 30, 2008 was $168,000.

Stock Grant Plan
----------------
The Company adopted the MRDP in 1998 for the benefit of employees, officers and directors of the Company. The objective of the MRDP is to retain personnel of experience and ability in key positions by providing them with a proprietary interest in the Company.

(continued)
                                       116

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2009 and 2008


Note 15 - Stock Compensation Plans (continued)

The MRDP allowed for the issuance to participants of up to 529,000 shares of the Company's common stock. Awards under the MRDP have been made in the form of restricted shares of common stock that are subject to restrictions on the transfer of ownership and are subject to a five-year vesting period. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participants is recognized over a five-year vesting period, with 20% vesting on each of the five anniversaries from the date of the grant. At September 30, 2010, there were no shares available for future awards under the MRDP.

A summary of MRDP shares granted and vested for the years ended September 30, were as follows:

                                              2010         2009         2008
                                             ------       ------       ------

Shares granted                                 - -        19,758       20,315
Weighted average grant date fair value       $ - -        $ 7.01       $12.76

Shares vested                               13,431         9,479        5,416
Aggregate vesting date fair value         $ 56,000      $ 46,000     $ 46,000


A summary of unvested MRDP shares as of September 30, 2010 and changes during the year ended September 30, 2010, were as follows:

                                                        Weighted Average
                                                              Grant Date
                                              Shares          Fair Value
                                              ------          ----------
Unvested shares, beginning of period          49,858            $ 11.66
Shares vested                                (13,431)             12.74
                                              ------

Unvested shares, end of period                36,427            $ 11.27
                                              ======

At September 30, 2010, there were 36,427 unvested MRDP shares with an aggregate grant date fair value of $410,000.

Expense for Stock Compensation Plans
------------------------------------
Compensation expense recorded in the consolidated financial statements for all stock-based plans were as follows for the years ended September 30, (in thousands):

                                              2010         2009         2008
                                             ------       ------       ------

Stock options                                 $   6       $   3        $   5
MRDP stock grants                               134         137          147
Less: related tax benefit recognized            (49)        (49)         (53)
                                              -----       -----        -----

                                              $  91       $  91        $  99
                                              =====       =====        =====
(continued)
                                       117

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 15 - Stock Compensation Plans (concluded)

The compensation expense to be recognized in the future for stock-based awards that have been awarded but not vested for the years ending September 30, is as follows (in thousands):

                                    Stock
                         Stock      Grants       Total
                         Options    (MRDP)       Awards
                         -------    -------      ------

2011                      $  7       $ 165        $ 172
2012                         7         111          118
2013                         6          38           44
2014                         6           2            8
2015                         1         - -            1
                          ----       -----        -----
                          $ 27       $ 316        $ 343
                          ====       =====        =====


Note 16 - Deferred Compensation Plans

The Bank has a deferred compensation/non-competition arrangement with its former chief executive officer, which provides for payments of $2,000 per month. Payments under this agreement began in March 2004 and will continue until his death, at which time payments will continue to his surviving spouse until the earlier of her death or for 60 months. The present value of the payments as of September 30, 2010 and 2009 was $81,000 and $105,000, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.

The Company adopted the Timberland Bancorp, Inc. Directors Deferred Compensation Plan in 2004. This plan allows directors to defer a portion of their monthly directors' fees until retirement with no income tax payable by the director until retirement benefits are received. There was no liability accrued under this plan at September 30, 2010 or 2009.


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


(continued)
                                       118

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 17 - Commitments and Contingencies (continued)

A summary of the Bank's commitments at September 30, is as follows (in thousands):
                                                         2010         2009
                                                        ------       ------
Undisbursed portion of construction loans in process
 (see Note 4)                                           $17,952     $31,298
Undisbursed lines of credit                              26,030      27,609
Commitments to extend credit                              8,357      16,513

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party. However, such loan to value ratios will subsequently change, based on increases and decreases in the supporting collateral values. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, land, and income-producing commercial properties.

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

Because of the nature of its activities, the Company is subject to various pending and threatened legal actions which arise in the ordinary course of business. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the consolidated financial position of the Company.


Note 18 - Significant Concentrations of Credit Risk

Most of the Bank's lending activity is with customers located in the state of Washington and involves real estate. At September 30, 2010, the Bank had $531,971,000 (including $17,952,000 of undisbursed construction loan proceeds) in loans secured by real estate, which represents 95.2% of the total loan portfolio. The real estate loan portfolio is primarily secured by one- to four-family properties, multi-family properties, undeveloped land, and a variety of commercial real estate property types. At September 30, 2010, there were no concentrations of real estate loans to a specific industry or secured by a specific collateral type that equaled or exceeded 20% of the Bank's total loan portfolio, other than loans secured by one-to four-family properties. The ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region and the impact of those changes on the real estate market. The Bank typically originates real estate loans with loan-to-value ratios of no greater than 90%. Collateral and/or guarantees are required for all loans. The Company also had $18,047,000 in CDs held for investment at September 30, 2010. The CDs are held with FDIC insured institutions, and each CD is below the FDIC insurance limit of $250,000.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


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

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 4.0%, (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%.

In December 2009, the FDIC and the Washington State Department of Financial Institutions, Division of Banks ("Division") determined that the Bank required supervisory attention and on December 29, 2009 entered into a Memorandum of Understanding with the Bank (the "Bank MOU"). Under the Bank MOU, the Bank must among other things, maintain Tier 1 Capital of not less than 10.0% of the Bank's adjusted total assets and maintain capital ratios above the "well capitalized" thresholds as defined under FDIC Rules and Regulations; obtain the prior consent from the FDIC and the Division prior to the Bank declaring a dividend to its holding company; and not engage in any transactions that would materially change the Bank's balance sheet composition, including growth in total assets of five percent or more or significant changes in funding sources without the prior non-objection of the FDIC.

In addition, on February 1, 2010, the FRB determined that the Company required additional supervisory attention and entered into the Company MOU. Under the Company MOU, the Company must among other things obtain prior written approval, or non-objection from the FRB to declare or pay any dividends, or make any other capital distributions; issue any trust preferred securities; or purchase or redeem any of its stock,(see note 1).


The following table compares the Company's and the Bank's actual capital amounts at September 30, 2010 to its minimum regulatory capital requirements at that date (dollars in thousands):



(continued)
                                       120

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009

Note 19 - Regulatory Matters (concluded)


                                                            To be Well
                                                            Capitalized
                                                            Under Prompt
                                        Capital Adequacy    Corrective
                      Actual            Purposes            Action Provisions
                      --------------    ----------------    -----------------
                      Amount   Ratio    Amount    Ratio     Amount    Ratio
                      ------   -----    ------    -----     ------    ------

September 30, 2010
 Tier 1 leverage
  capital:
  Consolidated       $80,243   11.0%    $29,279    4.0%      N/A       N/A
  Timberland Bank     72,784   10.0      72,809   10.0(1)   $72,809   10.0%
 Tier 1 risk adjusted
  capital:
  Consolidated        80,243   15.0      21,397    4.0       N/A       N/A
  Timberland Bank     72,784   13.6      32,036    6.0(1)    32,036    6.0
 Total risk based
  capital:
  Consolidated        86,986   16.3      42,794    8.0       N/A       N/A
  Timberland Bank     79,515   14.9      53,393   10.0(1)    53,393   10.0

September 30, 2009
 Tier 1 leverage
 capital:
  Consolidated       $83,196   12.2%    $27,182    4.0%      N/A       N/A
  Timberland Bank     67,780   10.1      26,774    4.0      $33,467    5.0%
 Tier 1 risk adjusted
  capital:
  Consolidated        83,196   14.7      22,683    4.0       N/A       N/A
  Timberland Bank     67,780   12.0      22,576    4.0       33,864    6.0
 Total risk based
  capital:
  Consolidated        90,372   15.9      45,366    8.0       N/A       N/A
  Timberland Bank     74,923   13.3      45,152    8.0       56,440   10.0

---------------------
(1) Reflects the higher Tier 1 leverage capital ratio that the Bank is required to comply with under terms of the Bank MOU. Also reflects that the Bank is required to maintain Tier 1 risk adjusted capital ratio and Total risk-based capital ratio at or above the "well capitalized" thresholds under the terms of the Bank MOU.


Restrictions on Retained Earnings
At the time of conversion of the Bank from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank, the Bank established a liquidation account in an amount equal to its retained earnings of $23,866,000 as of June 30, 1997, the date of the latest statement of financial condition used in the final conversion prospectus. The liquidation account is maintained for the benefit of eligible account holders who have maintained their deposit accounts in the Bank after conversion. The liquidation account reduces annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases do not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank (and only in such an event), eligible depositors who have continued to maintain accounts will be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock. The Bank may not declare or pay cash dividends if the effect thereof would reduce its regulatory capital below the amount required for the liquidation account.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009

Note 20 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - September 30
(in thousands)

                                                         2010          2009
                                                       -------       -------
Assets
 Cash and cash equivalents:
   Cash and due from financial institutions            $   641       $   350
   Interest-bearing deposits in banks                    3,516        10,603
                                                       -------       -------
   Total cash and cash equivalents                       4,157        10,953

 Loan receivable from Bank                               3,538         3,811
 Investment in Bank                                     77,949        71,784
 Other assets                                              327           798
                                                       -------       -------
 Total assets                                          $85,971       $87,346
                                                       =======       =======

Liabilities and shareholders' equity
 Accrued expenses                                      $   563       $   147
 Shareholders' equity                                   85,408        87,199
                                                       -------       -------
 Total liabilities and shareholders' equity            $85,971       $87,346
                                                       =======       =======


Condensed Statements of Operations - Years Ended September 30
(in thousands)

                                            2010         2009          2008
                                          --------     -------       -------

Operating income
 Interest on deposits in banks            $    31      $    25       $    22
 Interest on loan receivable from Bank        315          338           359
 Dividends on investments                     - -          - -            65
 Loss on sale of investment securities
  available for sale                          - -          - -          (171)
 Dividends from Bank                          - -          416         3,850
                                          -------      -------       -------
 Total operating income                       346          779         4,125

Non-operating income                          - -           37           - -

Operating expenses                            683          642           589
                                          -------      -------       -------

Income (loss) before income taxes and
 equity in undistributed income (loss)
 of Bank                                     (337)         174         3,536
Benefit for income taxes                     (127)        (200)         (193)
                                          -------      -------       -------

Income (loss) before equity in
 undistributed income (loss) of Bank         (210)         374         3,729

Equity in undistributed income (loss)
 of bank (dividends in excess of income
 of Bank)                                  (2,081)        (616)          276
                                          -------      -------       -------

Net income (loss)                         $(2,291)     $  (242)      $ 4,005
                                          =======      =======       =======

Preferred stock dividends                 $   832      $   643       $   - -
Preferred stock accretion                     210          129           - -
                                          -------      -------       -------

Net income (loss) to common shareholders  $(3,333)     $(1,014)      $ 4,005
                                          =======      =======       =======


(continued)
                                        122

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 20 - Condensed Financial Information - Parent Company Only (concluded)

Condensed Statements of Cash Flows - Years Ended September 30
(in thousands)

                                            2010          2009          2008
                                           -------      -------      -------
Cash flows from operating activities
 Net income (loss)                         $(2,291)     $  (242)     $ 4,005
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
    (Equity in undistributed income (loss)
    of Bank) dividends in excess of income
    of Bank                                  2,081          616         (276)
   ESOP shares earned                          265          264          264
   MRDP compensation expense                   173          169          131
   Stock option compensation expense             6            3            5
   Stock option tax effect                     - -           46           15
   Less stock option excess tax benefit        - -          - -          (11)
   Loss on sale of available for sale
    securities                                 - -          - -          171
   Other, net                                  471         (608)       1,764
                                           -------      -------      -------
Net cash provided by operating activities      705          248        6,068

Cash flows from investing activities
 Investment in Bank                         (6,958)      (6,308)        (562)
 Proceeds from sale of available for sale
  securities                                   - -          - -        1,959
 Principal repayments on loan receivable
  from Bank                                    273          252          230
                                           -------      -------      -------
 Net cash provided by (used in) investing
  activities                                (6,685)      (6,056)       1,627

Cash flows from financing activities
 Decrease in borrowings from Bank              - -          - -       (1,400)
 Proceeds from exercise of stock options       - -          346          841
 Repurchase of common stock                    - -          - -       (1,920)
 Payment of dividends                         (699)      (3,272)      (2,977)
 ESOP tax effect                               (78)         (47)        (409)
 MRDP compensation tax effect                  (39)         (32)          16
 Stock option tax effect                       - -          - -           11
 Issuance of preferred stock                   - -       15,425          - -
 Issuance of stock warrants                    - -        1,158          - -
                                           -------      -------      -------
 Net cash provided by (used in) financing
  activities                                  (816)      13,578       (5,838)
                                           -------      -------      -------

 Net increase (decrease) in cash            (6,796)       7,770        1,857

Cash and cash equivalents
 Beginning of year                          10,953        3,183        1,326
                                           -------      -------      -------
 End of year                               $ 4,157      $10,953      $ 3,183
                                           =======      =======      =======

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 21 - Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income
(loss) available for common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted net income per common share is computed by dividing net income available for common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Diluted net loss per common share is the same as basic net loss per common share due to the anti-dilutive effect of common stock equivalents. Common stock equivalents arise from assumed conversion of outstanding stock options and outstanding warrants to purchase common stock. In accordance with FASB guidance for stock compensation, shares owned by the Bank's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing net income
(loss) per common share. Information regarding the calculation of basic and diluted net income (loss) per common share for the years ended September 30 is as follows (dollars in thousands, except per share amounts):

                                            2010          2009          2008
                                           -------      -------      -------
Basic net income (loss) per common share
 computation
  Numerator - net income (loss)           $(2,291)      $  (242)      $4,005
  Preferred stock dividends                  (832)         (643)         - -
  Preferred stock discount accretion         (210)         (129)         - -
                                          -------       -------       ------
  Net income (loss) to common
   stockholders                           $(3,333)      $(1,014)      $4,005

  Denominator - weighted average common
   shares outstanding                   6,713,766     6,621,399    6,475,385

  Basic net income (loss) per common
   share                                   $(0.50)       $(0.15)       $0.62

Diluted net income (loss) per common
 share computation
  Numerator - net income (loss)           $(2,291)      $  (242)      $4,005
  Preferred stock dividends                  (832)         (643)         - -
  Preferred stock discount accretion         (210)         (129)         - -
                                          -------       -------       ------
  Net income (loss) to common
   stockholders                           $(3,333)      $(1,014)      $4,005

  Denominator - weighted average common
   shares outstanding                   6,713,766     6,621,399    6,475,385
  Effect of dilutive stock options            - -           - -       95,107
  Weighted average common shares
   outstanding-assuming dilution        6,713,766     6,621,399    6,570,492

  Diluted net income (loss) per
   common share                            $(0.50)       $(0.15)       $0.61

For the years ended September 30, 2010, 2009 and 2008, options to purchase 193,083, 176,899 and 40,443 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income (loss) per common share because the options' exercise prices were greater than the average market price of the common shares and, therefore, their effect would have been anti-dilutive.

(continued)
                                       124

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 21 - Net Income (Loss) Per Common Share (concluded)

For the year ended September 30, 2009, the effect of dilutive stock options was computed to be 1,300 shares. However, the dilutive effect of these options has been excluded from the diluted net income (loss) per common share computation for the year ended September 30, 2009 because the Company reported a net loss to common shareholders for that period and, therefore, their effect would have been anti-dilutive.

For the years ended September 30, 2010 and 2009, a warrant to purchase a weighted average of 370,899 and 278,174 shares of common stock, respectively, was outstanding but not included in the computation of diluted net income
(loss) per common share because the warrant's exercise price was greater than the average market price of the common shares and, therefore, its effect would have been anti-dilutive. There were no warrants to purchase shares of common stock outstanding during the year ended September 30, 2008.

For the year ended September 30, 2009, the effect of dilutive warrants was computed to be 541 shares. However, the dilutive effect of these warrants has been excluded from the diluted net income (loss) per common share computation for the year ended September 30, 2009 because the Company reported a net loss to common shareholders for that period and, therefore, their effect would have been anti-dilutive.


Note 22 - Accumulated Other Comprehensive Income (Loss)

Net unrealized gains and losses included in accumulated other comprehensive loss were computed as follows for the years ended September 30 (in thousands):

                                                  2010       2009       2008
                                                ------     -------    -------

Unrealized gain (loss) on securities:
  Net unrealized holding gain (loss) from
   available for sale securities                $  755     $    28    $(2,329)
  Cumulative effect of adoption of FASB
   guidance regarding recognition of OTTI          - -        (140)       - -
  OTTI on held to maturity securities
   recognized in other comprehensive income
   (loss)                                        1,178      (2,274)       - -
  Accretion of OTTI on held to maturity
   securities recognized in other comprehensive
   income (loss)                                    48         - -        - -
  Reclassification adjustment from losses
   included in net income (loss)                   - -         - -      2,826
                                                ------     -------    -------

Unrealized gain (loss), net of reclassification
 adjustment, before income tax provision
 (benefit)                                       1,981      (2,386)       497

Income tax provision (benefit)                     693        (835)       174
                                                ------     -------    -------

Net unrealized gains (losses)                   $1,288     $(1,551)   $   323
                                                ======     =======    =======

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 23 - Fair Value Measurement

GAAP requires disclosure of estimated fair values for financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of September 30, 2010 and 2009. Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Major assumptions, methods and fair value estimates for the Company's significant financial instruments are set forth below:

   Cash and Due from Financial Institutions and Interest-Bearing Deposits in
   -------------------------------------------------------------------------
   Banks
   -----
   The estimated fair value of financial instruments that are short-term or re-price frequently and that have little or no risk are considered to have an estimated fair value equal to the recorded value.

   CDs Held for Investment
   -----------------------
   The estimated fair value of financial instruments that are short-term or re-price frequently and that have little or no risk are considered to have an estimated fair value equal to the recorded value.

   MBS and Other Investments
   -------------------------
   The estimated fair value of MBS and other investments are based upon the assumptions market participants would use in pricing the security. Such assumptions include observable and unobservable inputs such as quoted market prices, dealer quotes, or discounted cash flows.

   FHLB Stock
   ----------
   FHLB stock is not publicly traded; however, the recorded value of the stock holdings approximates the estimated fair value, as the FHLB is required to pay par value upon re-acquiring this stock.

   Loans Receivable, Net
   ---------------------
   At September 30, 2010, because of the illiquid market for loan sales, loans were priced using comparable market statistics. The loan portfolio was segregated into various categories and a weighted average valuation discount that approximated similar loan sales was applied to each category. Fair value of loans receivable at September 30, 2009 was estimated by using FDIC portfolio sales for the period of January 1, 2007 through September 30, 2009 which included distressed loan sales.


(continued)
                                       126

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 23 - Fair Value Measurement (continued)

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

   FHLB Advances
   -------------
   The estimated fair value of FHLB advances is computed by discounting the future cash flows of the borrowings at a rate which approximates the current offering rate of the borrowings with a comparable remaining life.

   FRB Borrowings
   --------------
   The recorded value of FRB borrowings approximates the estimated fair value due to the short-term nature of the borrowings.

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

(continued)
                                        127

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 23 - Fair Value Measurement (continued)

The estimated fair value of financial instruments at September 30, were as follows (in thousands):


                                            2010                 2009
                                    -------------------   -------------------
                                              Estimated             Estimated
                                    Recorded  Fair        Recorded  Fair
                                    Amount    Value       Amount    Value
                                    ------    -----       ------    -----
Financial Assets
  Cash and due from financial
   institutions and interest-
   bearing deposits in banks       $111,786   $111,786    $ 66,462  $ 66,462
  CDs, held for investment           18,047     18,047       3,251     3,251
  MBS and other investments          16,185     15,961      20,558    19,686
  FHLB stock                          5,705      5,705       5,705     5,705
  Loans receivable, net             524,621    473,986     546,578   357,422
  Loans held for sale                 2,970      3,059         630       648
  Accrued interest receivable         2,630      2,630       2,805     2,805

Financial Liabilities
  Deposits                         $578,869   $581,046    $505,661  $507,465
  FHLB advances - long term          75,000     81,579      95,000    99,414
  FRB borrowings - short term           - -        - -      10,000    10,000
  Repurchase agreements                 622        622         777       777
  Accrued interest payable              737        737         965       965


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

(continued)
                                      128

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 23 - Fair Value Measurement (concluded)

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

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a recurring basis and the total losses resulting from these fair value adjustments for the year ended September 30, 2010 and 2009 (in thousands):

                                           Fair Value
                                 -----------------------------
                                 Level 1    Level 2    Level 3   Total Losses
                                 -------    -------    -------   ------------
2010
----

Available for Sale Securities
Mutual funds                     $  988     $   - -    $  - -      $  - -
MBS                                 - -      10,131       - -         103
                                 ------     -------    ------      ------
Total                            $  988     $10,131    $  - -      $  103
                                 ======     =======    ======      ======

2009
----

Available for Sale Securities
Mutual funds                     $  968     $   - -    $  - -      $  - -
MBS                                 - -      12,503       - -         227
                                 ------     -------    ------      ------
Total                            $  968     $12,503    $  - -      $  227
                                 ======     =======    ======      ======

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 23 - Fair Value Measurement (concluded)

The following table summarizes the balance of assets and liabilities measured at fair value on a non-recurring basis and the total losses resulting from these fair value adjustments for the year ended September 30, 2010 and 2009 (in thousands):

                                           Fair Value
                                 -----------------------------
                                 Level 1    Level 2    Level 3   Total Losses
                                 -------    -------    -------   ------------

2010
----

Impaired Loans (1)                $  - -    $  - -     $ 5,770     $13,820
MBS held to maturity (2)             - -       866         - -       2,115
OREO and other repossessed
 assets (3)                          - -       - -      11,519         377
MSRs (4)                             - -       - -       1,929         890
                                  ------    ------     -------     -------
Total                             $  - -    $  866     $19,218     $17,202
                                  ======    ======     =======     =======

2009
----

Impaired Loans (1)                $  - -    $  - -     $ 9,014     $ 4,442
MBS held to maturity (2)             - -     1,835         - -       3,395
                                  ------    ------     -------     -------
Total                             $  - -    $1,835     $ 9,014     $ 7,837
                                  ======    ======     =======     =======

------------------
(1) The loss represents charge offs on collateral dependent loans for estimated fair value adjustments based on the estimated fair value of the collateral. A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The specific reserve for collateral dependent impaired loans was based on the estimated fair value of the collateral less estimated costs to sell. The estimated fair value of collateral was determined based primarily on appraisals. In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting estimated fair value measurement has been categorized as Level 3 measurement.
(2) The loss represents OTTI credit-related charges on held to maturity MBS.
(3) The Company's OREO and other repossessed assets is initially recorded at estimated fair value less estimated costs to sell. This amount becomes the property's new basis. Estimated fair value was generally determined by management based on a number of factors, including third-party appraisals of estimated fair value in an orderly sale. Estimated costs to sell were based on standard market factors. The valuation of OREO and other repossessed assets is subject to significant external and internal judgment. Management periodically reviews the recorded value to determine whether the property continues to be recorded at the lower of its recorded book value or estimated fair value, net of estimated costs to sell.
(4) The fair value of the MSRs was determined using a third-party model, which incorporates the expected life of the loans, estimated cost to service the loans, servicing fees received and other factors. The estimated fair value is calculated by stratifying the mortgage servicing rights based on the predominant risk characteristics that include the underlying loan's interest rate, cash flows of the loan, origination date and term. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceed their estimated fair value. Impairment, if deemed temporary, is recognized through a valuation allowance to the extent that estimated fair value is less than the recorded amount.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 24- Selected Quarterly Financial Data (Unaudited)

The following selected financial data are presented for the quarters ended (in thousands, except per share amounts):


                             September 30,   June 30,  March 31,  December 31,
                                     2010       2010       2010          2009
                             ------------    -------   --------   -----------

Interest and dividend income     $ 8,996     $ 9,102    $ 9,157      $ 9,341
Interest expense                  (2,589)     (2,711)    (2,711)      (2,950)
                                  ------     -------    -------     -------
Net interest income                6,407       6,391      6,446        6,391

Provision for loan losses         (2,005)       (750)    (5,195)     (2,600)
Non-interest income                1,356       1,941        430       1,969
Non-interest expense              (6,029)     (6,422)    (6,692)     (5,498)
                                  ------     -------    -------     -------

Income (loss) before income
 taxes                              (271)      1,160     (5,011)        262

Provision (benefit) for income
 taxes                              (130)        356     (1,833)         38
                                  ------     -------    -------     -------

Net income (loss)                   (141)        804     (3,178)        224

Preferred stock dividends           (208)       (208)      (208)       (208)
Preferred stock discount
 accretion                           (54)        (53)       (52)        (51)
                                  ------     -------    -------     -------

Net income (loss) to common
 shareholders                     $ (403)    $   543    $(3,438)    $   (35)
                                  ======     =======    =======     =======

Net Income (loss) per common
 share
   Basic                          $(0.06)      $0.08     $(0.51)     $(0.01)
   Diluted                         (0.06)       0.08      (0.51)      (0.01)






(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2010 and 2009


Note 24 - Selected Quarterly Financial Data (Unaudited) (concluded)


                             September 30,   June 30,  March 31,  December 31,
                                     2009       2009       2009          2008
                             ------------    -------   --------   -----------

Interest and dividend income    $ 9,364      $ 9,611    $ 9,801     $10,025
Interest expense                 (3,140)      (3,419)    (3,384)     (3,561)
                                -------      -------    -------     -------
Net interest income               6,224        6,192      6,417       6,464

Provision for loan losses        (3,243)      (1,000)    (5,176)     (1,315)
Non-interest income               1,457        2,674      1,912         906
Non-interest expense             (5,387)      (6,373)    (5,442)     (5,537)
                                -------      -------    -------     -------

Income (loss) before income
 taxes                             (949)       1,493     (2,289)        518

Provision (benefit) for
 income taxes                      (681)         435       (896)        157
                                -------      -------    -------     -------

Net income (loss)                  (268)       1,058     (1,393)        361

Preferred stock dividends          (207)        (210)      (208)        (18)
Preferred stock discount
 accretion                          (50)         (79)       - -         - -
                                -------      -------    -------     -------

Net income (loss) to common
 shareholders                   $  (525)     $   769    $(1,601)    $   343
                                =======      =======    =======     =======

Net Income (loss) per common
 share
   Basic                         $(0.08)       $0.12     $(0.24)      $0.05
   Diluted                        (0.08)        0.12      (0.24)       0.05

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     On February 25, 2010, the Audit Committee of the Board of Directors of the Company notified McGladrey & Pullen LLP of its decision not to renew the engagement of McGladrey & Pullen LLP to serve as the Company's independent registered public accounting firm. The decision to change certifying accountants was approved by the Audit Committee of the Board of Directors, which subsequently advised the Board of Directors of its decision, on February 23, 2010.

     During the fiscal year ended September 30, 2009, and the subsequent interim period through February 23, 2010, there were no: (1) disagreements with McGladrey & Pullen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events (as defined in Regulation S-K
Item 304 (a)(1)(v)). McGladrey & Pullen LLP issued an unqualified opinion on the Company's financial statements as of September 30, 2009, and for the two years then ended.

     On February 23, 2010, the Audit Committee engaged the firm of Delap LLP as the independent registered public accounting firm of the Company and its subsidiary for the fiscal year ended September 30, 2010. During the fiscal year ended September 30, 2010, there were no disagreements with Delap LLP and Delap LLP issued an unqualified opinion on the Company's financial statements as of September 30, 2010, and for the year then ended.


Item 9A.  Controls and Procedures
---------------------------------

  (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this annual report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is
(i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and
(ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

  (b) Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not de detected.

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

Item 9B.  Other Information
---------------------------

  None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information required by this item is contained under the section captioned "Proposal I - Election of Directors" is included in the Company's Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

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

Audit Committee Financial Expert

     The Company has a separately designated standing Audit Committee, composed of Directors Mason, Robbel, Smith, Goldberg and Stoney. Each member of the Audit Committee is "independent" as defined in the Nasdaq Stock Market listing standards. The Company's Board of Directors has designated Directors Robbel and Stoney as the Audit Committee financial experts, as defined in the SEC's Regulation S-K. Directors Mason, Robbel, Smith, Goldberg and Stoney are independent as that term is used in Item 7(c) of Schedule 14A promulgated under the Exchange Act.

Code of Ethics

     The Board of Directors ratified its Code of Ethics for the Company's officers (including its senior financial officers), directors and employees during the year ended September 30, 2010. The Code of Ethics requires the Company's officers, directors and employees to maintain the highest standards of professional conduct. The Company's Code of Ethics was filed as an exhibit to its Annual Report on Form 10-K for the year ended September 30, 2003 and is available on our website at www.timberlandbank.com.

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

  (d) Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Company's equity compensation plans as of September 30, 2010.


                                                                 Number of
                                                                 securities
                                                                 remaining
                                                                available for
                                                               future issuance
                                                                under equity
                   Number of securities   Weighted-average      compensation
                    to be issued upon     exercise price of   plans (excluding
                        exercise of           outstanding        securities
                   outstanding options,   options, warrants      reflected
Plan category      warrants and rights        and rights       in column (a))
-----------------  -------------------    -----------------   ----------------
                            (a)                   (b)                (c)
Equity compensation
 plans approved by
 security holders:
  Management
   Recognition
   and Development
   Plan.............          --                 $   --               --
  1999 Stock Option
   Plan.............     156,732                   9.18               --
  2003 Stock Option
   Plan.............      38,132                   6.80          249,738

Equity compensation
 plans not approved
 by security
 holders............          --                     --               --
                         -------                                 -------

   Total............     194,864                 $ 8.71          249,738
                         =======                                 =======

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

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules
-------------------------------------------------

   (a) Exhibits

       3.1    Articles of Incorporation of the Registrant (1)
       3.2    Amended and Restated Bylaws of the Registrant (2)
       3.3    Articles of Amendment to Articles of Incorporation of the
              Registrant(3)
                                       135

       4.2    Warrant to purchase shares of the Company's common stock dated
              December 23, 2008 (3)
       4.3    Letter Agreement (including Securities Purchase Agreement
              Standard Terms, attached as Exhibit A) dated December 23, 2008 between the Company and the United States Department of the
              Treasury (3)
      10.1    Employee Severance Compensation Plan (4)
      10.2    Employee Stock Ownership Plan (5)
      10.3    1999 Stock Option Plan (6)
      10.4    2003 Stock Option Plan (7)
      10.5    Form of Incentive Stock Option Agreement (8)
      10.6    Form of Non-qualified Stock Option Agreement (8)
      10.7    Management Recognition and Development Plan (6)
      10.8    Form of Management Recognition and Development Award Agreement
              (7)
      10.10   Employment Agreement with Michael R. Sand (9)
      10.11   Employment Agreement with Dean J. Brydon (9)
      14      Code of Ethics (10)
      21      Subsidiaries of the Registrant
      23.1    Consent of Delap LLP
      23.2    Consent of McGladrey & Pullen LLP
      31.1    Certification of Chief Executive Officer Pursuant to Section 302
              of the Sarbanes-Oxley Act
      31.2    Certification of Chief Financial Officer Pursuant to Section 302
              of the Sarbanes-Oxley Act
      32      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
      99.1    Certification of the Principal Executive
              Officer Pursuant to Section 111(b) of the Emergency Economic
              Stabilization Act of 2008 for the Fiscal Year Ended September
              30, 2010
      99.2    Certification of the Chief Financial Officer
              Pursuant to Section 111(b) of the Emergency Economic
              Stabilization Act of 2008 for the Fiscal Year Ended September
              30, 2010

------------
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817) and incorporated by reference.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 27, 2010.
(3) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 23, 2008.
(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997; and to the Registrant's Current Report on Form 8-K dated April 13, 2007.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(6) Incorporated by reference to Exhibit 99 included in the Registrant's Registration Statement on Form S-8 (333-32386)
(7) Incorporated by reference to Exhibit 99.2 included in the Registrant's Registration Statement on Form S-8 (333-1161163)
(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2005.
(9) Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 13, 2007.
(10) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2003.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TIMBERLAND BANCORP, INC.


Date: December 10, 2010        By:/s/ Michael R. Sand
                                  -------------------------------------
                                  Michael R. Sand
                                  President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURES               TITLE                    DATE
          ----------               -----                    ----

/s/ Michael R. Sand    President, Chief Executive Officer   December 10, 2010
---------------------   and Director
Michael R. Sand         (Principal Executive Officer)


/s/ Jon C. Parker      Chairman of the Board                December 10, 2010
---------------------
Jon C. Parker


/s/ Dean. J. Brydon    Chief Financial Officer              December 10, 2010
---------------------  (Principal Financial and Accounting
Dean J. Brydon           Officer)


/s/ Andrea M. Clinton  Director                             December 10, 2010
---------------------
Andrea M. Clinton


/s/ Larry D. Goldberg  Director                             December 10, 2010
---------------------
Larry D. Goldberg


/s/ James C. Mason     Director                             December 10, 2010
---------------------
James C. Mason


/s/ Ronald A. Robbel   Director                             December 10, 2010
---------------------
Ronald A. Robbel


/s/ David A. Smith     Director                             December 10, 2010
---------------------
David A. Smith


/s/ Michael J. Stoney  Director                             December 10, 2010
---------------------
Michael J. Stoney

                                EXHIBIT INDEX


Exhibit No.                     Description of Exhibit
-----------    -----------------------------------------------------

    21         Subsidiaries of the Registrant
    23.1       Consent of Delap LLP
    23.2       Consent of McGladrey & Pullen LLP
    31.1       Certification of Chief Executive Officer Pursuant to Section
                302 of the Sarbanes-Oxley Act
    31.2       Certification of Chief Financial Officer Pursuant to Section
                302 of the Sarbanes-Oxley Act
    32         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
    99.1       Certification of the Principal Executive
                Officer Pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008 for the Fiscal Year Ended September 30, 2010
    99.2       Certification of the Chief Financial Officer
                Pursuant to Section 111(b) of Emergency Economic Stabilization Act of 2008 for the Fiscal Year Ended September 30, 2010