Form 10-Q
period 2010-12-31
TIMBERLAND BANCORP INC
filed 2011-02-07
CIK 1046050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended December 31, 2010

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

Large accelerated filer        Accelerated Filer
                        ------                   ------
Non-accelerated filer         Smaller reporting company   X
                      ------                            ------

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act). Yes      No  X
                                       -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                        SHARES OUTSTANDING AT JANUARY 31, 2011
         -----                        --------------------------------------
Common stock, $.01 par value                       7,045,036

                                    INDEX

                                                                        Page
                                                                        ----
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets                         3

           Condensed Consolidated Statements of Operations               4-5

           Condensed Consolidated Statements of Shareholders' Equity     6

           Condensed Consolidated Statements of Cash Flows               7-8

           Condensed Consolidated Statements of Comprehensive Income     9

           Notes to Condensed Consolidated Financial Statements          10-28

  Item 2.  Management's Discussion and Analysis of Financial Condition   28-43
           and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk    44

  Item 4.  Controls and Procedures                                       44

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                             44

  Item 1A. Risk Factors                                                  44

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   45

  Item 3.  Defaults Upon Senior Securities                               45

  Item 4.  Removed and Reserved                                          45

  Item 5.  Other Information                                             45

  Item 6.  Exhibits                                                      45-46

SIGNATURES                                                               47

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
                      TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                     December 31, 2010 and September 30, 2010
                   (Dollars in thousands, except per share data)
                                   (Unaudited)
                                               December 31,     September 30,
                                                      2010              2010
                                               -----------------------------
Assets
Cash and cash equivalents:
  Cash and due from financial institutions       $  8,955         $  9,466
  Interest-bearing deposits in banks               88,516          102,320
                                                 -------------------------
  Total cash and cash equivalents                  97,471          111,786
                                                 -------------------------

Certificates of deposit ("CDs") held for
 investment (at cost)                              18,501           18,047
Mortgage-backed securities ("MBS") and other
 investments - held to maturity,                    4,715            5,066
 at amortized cost (estimated fair value $4,593
 and $4,842)
MBS and other investments -
 available for sale                                 8,191           11,119
Federal Home Loan Bank of Seattle ("FHLB") stock    5,705            5,705

Loans receivable                                  533,646          535,885
Loans held for sale                                 1,853            2,970
Less: Allowance for loan losses                   (11,749)         (11,264)
                                                 -------------------------
   Net loans receivable                           523,750          527,591
                                                 -------------------------

Premises and equipment, net                        17,237           17,383
Other real estate owned ("OREO") and other
 repossessed assets, net                           12,612           11,519
Accrued interest receivable                         2,706            2,630
Bank owned life insurance ("BOLI")                 13,522           13,400
Goodwill                                            5,650            5,650
Core deposit intangible ("CDI")                       522              564
Mortgage servicing rights ("MSRs"), net             2,587            1,929
Prepaid Federal Deposit Insurance Corporation
 ("FDIC") insurance assessment                      2,959            3,268
Other assets                                        6,357            7,030
                                                 -------------------------
   Total assets                                  $722,485         $742,687
                                                 =========================

Liabilities and shareholders' equity
Deposits: Non-interest-bearing demand            $ 51,519         $ 58,755
Deposits: Interest-bearing                        525,875          520,114
                                                 -------------------------
   Total deposits                                 577,394          578,869
                                                 -------------------------


FHLB advances                                      55,000           75,000
Repurchase agreements                                 642              622
Other liabilities and accrued expenses              2,887            2,788
                                                 -------------------------
   Total liabilities                              635,923          657,279
                                                 -------------------------

Shareholders' equity
Preferred stock, $.01 par value; 1,000,000
 shares authorized;                                15,818           15,764
 16,641 shares, Series A, issued and outstanding;
  $1,000 per share liquidation value
Common stock, $.01 par value; 50,000,000 shares
 authorized;                                       10,389           10,377
 7,045,036 shares issued and outstanding
Unearned shares - Employee Stock Ownership Plan
 ("ESOP")                                          (2,181)          (2,247)
Retained earnings                                  63,335           62,238
Accumulated other comprehensive loss                 (799)            (724)
                                                 -------------------------
   Total shareholders' equity                      86,562           85,408
                                                 -------------------------
   Total liabilities and shareholders' equity    $722,485         $742,687
                                                 =========================

       See notes to unaudited condensed consolidated financial statements

                      TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended December 31, 2010 and 2009
                 (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                               Three Months Ended December 31,
                                                     2010           2009
                                                   -----------------------
Interest and dividend income

  Loans receivable                                  $8,534         $9,065
  MBS and other investments                            182            216
  Dividends from mutual funds                            8              9
  Interest-bearing deposits in banks                    87             51
                                                    ---------------------
  Total interest and dividend income                 8,811          9,341
                                                    ---------------------

Interest expense

  Deposits                                           1,751          2,077
  FHLB advances - long term                            729            873
                                                    ---------------------
  Total interest expense                             2,480          2,950
                                                    ---------------------

  Net interest income                                6,331          6,391

Provision for loan losses                              900          2,600
                                                    ---------------------

  Net interest income after provision for loan
   losses                                            5,431          3,791
                                                    ---------------------

Non-interest income

  Other than temporary impairment ("OTTI")
   on MBS and other investments                       (145)          (317)
  Adjustment for portion recorded as other
   comprehensive loss (before taxes)                     9             29
                                                    ---------------------
  Net OTTI on MBS and other investments               (136)          (288)
                                                    ---------------------

  Realized loss on MBS and other investments           - -            (48)
  Gain on sale of MBS and other investments             79            - -
  Service charges on deposits                          984          1,130
  ATM transaction fees                                 411            362
  BOLI net earnings                                    122            134
  Gain on sale of loans, net                           701            449
  Servicing income (expense) on loans sold             (36)            29
  Valuation allowance recovery on MSRs                 634            - -
  Fee income from non-deposit investment sales          31             32
  Other                                                161            169
                                                    ---------------------
  Total non-interest income, net                     2,951          1,969
                                                    ---------------------
      See notes to unaudited condensed consolidated financial statements

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
               For the three months ended December 31, 2010 and 2009
                  (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                               Three Months Ended December 31,
                                                     2010           2009
                                                   -----------------------
Non-interest expense

  Salaries and employee benefits                     $3,127        $2,981
  Premises and equipment                                694           701
  Advertising                                           167           172
  OREO and other repossessed items expense, net         428            50
  ATM expenses                                          175           155
  Postage and courier                                   115           128
  Amortization of CDI                                    42            48
  State and local taxes                                 166           141
  Professional fees                                     182           172
  FDIC insurance                                        340           200
  Insurance                                             154            20
  Other                                                 786           730
                                                     --------------------
  Total non-interest expense                          6,376         5,498
                                                     --------------------

Income before federal and state income taxes          2,006           262

Provision for federal and state income taxes            647            38
                                                     --------------------

  Net income                                          1,359           224

Preferred stock dividends                              (208)         (208)
Preferred stock discount accretion                      (54)          (51)
                                                     --------------------

Net income (loss) to common shareholders             $1,097        $  (35)
                                                     ====================

Net income (loss) per common share
  Basic                                              $ 0.16        $(0.01)
  Diluted                                            $ 0.16        $(0.01)

Weighted average common shares outstanding
  Basic                                           6,745,250     6,709,985
  Diluted                                         6,745,250     6,709,985

Dividends paid per common share                      $   --        $ 0.03


     See notes to unaudited condensed consolidated financial statements


                               TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            For the three months ended December 31, 2010 and the year ended September 30, 2010
                          (Dollars in thousands, except per share amounts)
                                              (Unaudited)

                                                                                           Accumu-
                                                                                             lated
                             Number of Shares         Amount         Unearned                Other
                           -------------------  ------------------     Shares              Compre-
                           Preferred    Common  Preferred   Common  Issued to   Retained   hensive
                               Stock     Stock      Stock    Stock       ESOP   Earnings      Loss    Total
                              ------    ------    -------   ------  ---------   --------  ---------   -----

Balance, September 30, 2009   16,641   7,045,036   $15,554   $10,315  $(2,512)  $65,854   $(2,012)  $87,199

Net loss                         - -         - -       - -       - -      - -    (2,291)      - -    (2,291)
Accretion of preferred stock
 discount                        - -         - -       210       - -      - -      (210)      - -       - -
Cash dividends
 ($0.04 per common share)        - -         - -       - -       - -      - -      (283)      - -      (283)
 (5% preferred stock)            - -         - -       - -       - -      - -      (832)      - -      (832)
Earned ESOP shares               - -         - -       - -       (78)     265       - -       - -       187
MRDP (1) compensation expense    - -         - -       - -       134      - -       - -       - -       134
Stock option compensation
 expense                         - -         - -       - -         6      - -       - -       - -         6
Unrealized holding gain on
 securities available for
 sale, net of tax                - -         - -       - -       - -      - -       - -       491       491
Change in OTTI on securities
 held to maturity, net of tax    - -         - -       - -       - -      - -       - -       766       766
Accretion of OTTI on securities
 held to maturity, net of tax    - -         - -       - -       - -      - -       - -        31        31
                              ------   ---------    -------  -------  -------   -------     -----   -------

Balance, September 30, 2010   16,641   7,045,036    15,764    10,377   (2,247)   62,238      (724)   85,408

Net income                       - -         - -        - -      - -      - -     1,359       - -     1,359
Accretion of preferred stock
 discount                        - -         - -         54      - -      - -       (54)      - -       - -
Cash dividends
 (5% preferred stock)            - -         - -        - -      - -      - -      (208)      - -      (208)
Earned ESOP shares               - -         - -        - -      (33)      66       - -       - -        33
MRDP (1) compensation expense    - -         - -        - -       44      - -       - -       - -        44
Stock option compensation
 expense                         - -         - -        - -        1      - -       - -       - -         1
Unrealized holding loss on
 securities available for sale,
 net of tax                      - -         - -        - -      - -      - -       - -       (75)      (75)
Change in OTTI on securities
 held to maturity, net of tax    - -         - -        - -      - -      - -       - -        (6)       (6)
Accretion of OTTI on securities
 held to maturity, net of tax    - -         - -        - -      - -      - -       - -         6         6
                              ------   ---------    -------  -------  -------   -------     -----   -------
Balance, December 31, 2010    16,641   7,045,036    $15,818  $10,389  $(2,181)  $63,335     $(799)  $86,562
                              ======   =========    =======  =======  =======   =======     =====   =======
------------------
(1) 1998 Management Recognition and Development Plan ("MRDP").

                 See notes to unaudited condensed consolidated financial statements



                     TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended December 31, 2010 and 2009
                                 (In thousands)
                                   (unaudited)
                                               Three Months Ended December 31,
Cash flow from operating activities                    2010        2009
                                                   ----------------------
Net income                                         $  1,359      $    224
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Provision for loan losses                             900         2,600
  Depreciation                                          253           301
  Amortization of CDI                                    42            48
  Earned ESOP shares                                     66            66
  MRDP compensation expense                              44            44
  Stock option compensation expense                       1             1
  Gain on sale of OREO and other repossessed
   items, net                                           (14)         (121)
  Provision for OREO losses                             251            31
  Loss on the disposition of premises and equipment       5             1
  BOLI net earnings                                    (122)         (134)
  Gain on sale of loans, net                           (701)         (449)
  Decrease in deferred loan origination fees            (83)         (103)
  OTTI losses on MBS and other investments              136           288
  Gain on sale of available for sale securities         (79)          - -
  Realized losses on held to maturity securities        - -            48
Loans originated for sale                           (25,045)      (20,707)
Proceeds from sale of loans                          26,863        18,852
(Increase) decrease in other assets, net                240        (2,981)
Decrease in other liabilities and accrued expenses,
 net                                                   (109)         (414)
                                                   ----------------------
Net cash provided by (used in) operating activities   4,007        (2,405)

Cash flow from investing activities
Net increase in CDs held for investment                (454)      (11,191)
Proceeds from maturities and prepayments of
 securities available for sale                          632           439
Proceeds from maturities and prepayments of
 securities held to maturity                            252         1,052
Proceeds from sale of available for sale
 securities                                           2,271           - -
(Increase) decrease in loans receivable, net            207        (1,676)
Additions to premises and equipment                    (112)         (207)
Proceeds from sale of OREO and other repossessed
 items                                                  370         1,691
                                                   ----------------------
Net cash provided by (used in) investing activities   3,166        (9,892)

Cash flow from financing activities
Increase (decrease) in deposits, net                 (1,475)       35,352
Repayment of FHLB advances - long term              (20,000)      (20,000)
Increase (decrease) in repurchase agreements             20          (155)
ESOP tax effect                                         (33)          (17)
MRDP compensation tax effect                            - -             1
Payment of dividends                                    - -          (420)
                                                   ----------------------
Net cash provided by (used in) financing
 activities                                         (21,488)       14,761

     See notes to unaudited condensed consolidated financial statements

                      TIMBERLAND BANCORP, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
              For the three months ended December 31, 2010 and 2009
                                (In thousands)
                                  (Unaudited)

                                               Three Months Ended December 31,
                                                       2010        2009
                                                   ----------------------

Net increase (decrease) in cash and cash
 equivalents                                       $(14,315)      $ 2,464
Cash and cash equivalents
  Beginning of period                               111,786        66,462
                                                   ----------------------
  End of period                                    $ 97,471       $68,926
                                                   ======================

Supplemental disclosure of cash flow information
  Income taxes paid                                $    137       $   - -
  Interest paid                                       2,558         3,074

Supplemental disclosure of non-cash investing
 activities
  Loans transferred to OREO and other repossessed
   assets                                          $  1,700       $ 1,535
  Loan originated to facilitate the sale of OREO        - -           858





      See notes to unaudited condensed consolidated financial statements

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              For the three months ended December 31, 2010 and 2009
                                (In thousands)
                                  (Unaudited)




                                               Three Months Ended December 31,
                                                       2010        2009
                                                   ----------------------
Comprehensive income:
  Net income                                       $ 1,359          $ 224
  Unrealized holding gain (loss) on securities
   available for sale, net of tax                      (75)           118
  Change in OTTI on securities held-to-maturity,
   net of tax:
    Additions                                          (47)           (45)
    Additional amount recognized related to
     credit loss for which OTTI was previously
     recognized                                         (4)           (89)
    Amount reclassified to credit loss for
     previously recorded market loss                    45            115

  Accretion of OTTI securities held-to-maturity,
   net of tax                                            6             10
                                                   -------          -----


Total comprehensive income                         $ 1,284          $ 333
                                                   =======          =====








      See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation: The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are in the opinion of management necessary for a fair presentation of the interim condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2010 ("2010 Form 10-K"). The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year.

(b) Principles of Consolidation: The interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Timberland Bank ("Bank"), and the Bank's wholly-owned subsidiary,
Timberland Service Corp.   All significant inter-company balances have been
eliminated in consolidation.

(c) Operating Segment: The Company has one reportable operating segment which is defined as community banking in western Washington under the operating name, "Timberland Bank."

(d) The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(e) Certain prior period amounts have been reclassified to conform to the December 31, 2010 presentation with no change to net income (loss) or total shareholders' equity previously reported.


(2) REGULATORY MATTERS

In December 2009, the FDIC and the Washington State Department of Financial Institutions, Division of Banks ("Division") determined that the Bank required supervisory attention and, on December 29, 2009, entered into an agreement on a Memorandum of Understanding with the Bank ("Bank MOU"). Under the Bank MOU, the Bank must among other things, maintain Tier 1 Capital of not less than 10.0% of the Bank's adjusted total assets and maintain capital ratios above the "well capitalized" thresholds as defined under FDIC Rules and Regulations; obtain the prior consent from the FDIC and the Division prior to the Bank declaring a dividend to its holding company; and not engage in any transactions that would materially change the Bank's balance sheet composition including growth in total assets of five percent or more or significant changes in funding sources without the prior non-objection of the FDIC.

In addition, on February 1, 2010, the Federal Reserve Bank of San Francisco ("FRB") determined that the Company required additional supervisory attention and entered into a Memorandum of Understanding with the Company ("Company MOU"). Under the Company MOU, the Company must, among other things, obtain prior written approval or non-objection from the FRB to declare or pay any dividends, or make any other capital distributions; issue any trust preferred securities; or purchase or redeem any of its stock. The FRB has denied the Company's requests to pay dividends on its Series A Preferred Stock issued under the U.S. Treasury Department's Capital Purchase Program ("CPP") for
payments due May 15, 2010, August 15, 2010 and November 15, 2010.   For
additional information on the CPP, see Note 3 below entitled "U.S Treasury Department's Capital Purchase Program."


(3) U.S. TREASURY DEPARTMENT'S CAPITAL PURCHASE PROGRAM

On December 23, 2008, the Company received $16.64 million from the U.S. Treasury Department ("Treasury") as a part of the Treasury's CPP. The CPP was established as part of the Troubled Asset Relief Program ("TARP"). The Company sold 16,641 shares of senior preferred stock with a related warrant to purchase 370,899 shares of the Company's common stock at a price of $6.73 per share at any time through December 23, 2018. The preferred stock pays a 5.0% dividend for the first five years, after which the rate increases to 9.0% if the preferred shares are not redeemed by the Company.

Preferred stock is initially recorded at the amount of proceeds received. Any discount from the liquidation value is accreted to the expected call date and charged to retained earnings. This accretion is recorded using the level-yield method. Preferred dividends paid (or accrued) and any accretion is deducted from (added to) net income (loss) for computing income available
(loss) to common shareholders and net income (loss) per share computations.

Under the Company MOU, the Company must, among other things, obtain prior written approval, or non-objection from the FRB to declare or pay any dividends. The FRB has denied the Company's requests to pay dividends on its Series A Preferred Stock issued under the CPP for payments due May 15, 2010, August 15, 2010 and November 15, 2010. There can be no assurances that the
FRB will approve such payments or dividends in the future.   The Company may
not declare or pay dividends on its common stock or, with certain exceptions, repurchase common stock without first having paid all cumulative preferred dividends that are due. If dividends on the Series A Preferred Stock are not paid for six quarters, whether or not consecutive, the Treasury has the right to appoint two members to the Company's Board of Directors.

(4) MBS AND OTHER INVESTMENTS

MBS and other investments have been classified according to management's intent (in thousands):

                                                 Gross         Gross
                               Amortized    Unrealized    Unrealized     Fair
                                    Cost         Gains        Losses    Value
                               ---------    ----------    ----------   -------
December 31, 2010

Held to Maturity
 MBS:
   U.S. government agencies      $ 2,037       $  23        $   (7)   $ 2,053
   Private label residential       2,651          89          (229)     2,511
 U.S. agency securities               27           2           - -         29
                                 -------       -----        ------    -------
  Total                          $ 4,715       $ 114        $ (236)   $ 4,593
                                 =======       =====        ======    =======


Available for Sale
 MBS:
   U.S. government agencies      $ 5,173       $ 146        $  - -    $ 5,319
   Private label residential       2,059          59          (211)     1,907
 Mutual funds                      1,000         - -           (35)       965
                                 -------       -----        ------    -------
   Total                         $ 8,232       $ 205        $ (246)   $ 8,191
                                 =======       =====        ======    =======


September 30, 2010

Held to Maturity
 MBS:
   U.S. government agencies      $ 2,107       $  29        $   (5)   $ 2,131
   Private label residential       2,931         161          (411)     2,681
 U.S. agency securities               28           2           - -         30
                                 -------       -----        ------    -------
  Total                          $ 5,066       $ 192        $ (416)   $ 4,842
                                 =======       =====        ======    =======


Available for Sale
 MBS:
   U.S. government agencies      $ 7,846       $ 262        $  - -    $ 8,108
   Private label residential       2,198          73          (248)     2,023
 Mutual funds                      1,000         - -           (12)       988
                                 -------       -----        ------    -------
  Total                          $11,044       $ 335        $ (260)   $11,119
                                 =======       =====        ======    =======

The estimated fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of December 31, 2010 are as follows (in thousands):

                 Less Than 12 Months  12 Months or Longer
                 -------------------  -------------------  Total
                 Esti-                Esti-                Esti-
                 mated   Gross        mated   Gross        mated    Gross
Description of   Fair    Unrealized   Fair    Unrealized   Fair     Unrealized
 Securities      Value   Losses       Value   Losses       Value    Losses
                 -----   ------       -----   ------       -----    ------

Held to Maturity
MBS:
 U.S. government
  agencies       $ 217    $ (2)      $  580   $  (5)       $  797   $   (7)
 Private label
  residential      - -     - -          712    (229)          712     (229)
                 -----    ----       ------   -----        ------   ------
 Total           $ 217    $ (2)      $1,292   $(234)       $1,509   $ (236)
                 =====    ====       ======   ======       ======   ======

Available for Sale
MBS:
 Private label
  residential    $ 284    $ (3)      $1,491   $ (208)      $1,775   $ (211)
Mutual funds       - -     - -          965      (35)         965      (35)
                 -----    ----       ------   -----        ------   ------
 Total           $ 284    $ (3)      $2,456   $ (243)      $2,740   $ (246)
                 =====    ====       ======   ======       ======   ======


During the three months ended December 31, 2010 and 2009, the Company recorded net OTTI charges through earnings on residential MBS of $136,000 and $288,000, respectively. Effective January 1, 2009, the Company adopted new accounting guidance in accordance with GAAP, which provides for the bifurcation of OTTI into (i) amounts related to credit losses which are recognized through earnings, and (ii) amounts related to all other factors which are recognized as a component of other comprehensive income (loss).

To determine the component of the gross OTTI related to credit losses, the Company compared the amortized cost basis of each OTTI security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. The revised expected cash flow estimates for individual securities are based primarily on an analysis of default rates, prepayment speeds and third-party analytic reports. Significant judgment by management is required in this analysis that includes, but is not limited to, assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans. The following table presents a summary of the significant inputs utilized to measure management's estimate of the credit loss component on OTTI securities as of December 31, 2010 and September 30, 2010:

                                                 Range
                                          ---------------------     Weighted
                                          Minimum       Maximum      Average
                                          -------       -------     --------
At December 31, 2010
--------------------
Constant prepayment rate                    6.00%        15.00%       11.54%
Collateral default rate                     0.55%        39.09%       11.09%
Loss severity rate                         21.27%        63.59%       43.03%

At September 30, 2010
---------------------
Constant prepayment rate                    6.00%        15.00%        8.28%
Collateral default rate                     3.69%        68.09%       34.75%
Loss severity rate                         30.02%        60.43%       45.35%

The following tables present the OTTI losses for the three months ended December 31, 2010 and 2009 (in thousands).

                                 Three months ended      Three months ended
                                  December 31, 2010       December 31, 2009
                                 -------------------    --------------------
                                 Held To   Available    Held To    Available
                                 Maturity   For Sale    Maturity    For Sale
                                 --------  ---------    --------   ---------

Total OTTI losses                  $ 145     $ - -       $ 271        $ 46
Portion of OTTI losses recognized
 in other comprehensive loss
 (before taxes) (1)                   (9)      - -         (29)        - -
                                   -----     -----       -----        ----
Impairment losses recognized in
 earnings (2)                      $ 136     $ - -       $ 242        $ 46
                                   =====     =====       =====        ====

-----------
(1)  Represents OTTI losses related to all other factors.
(2)  Represents OTTI losses related to credit losses.


The following table presents a roll-forward of the credit loss component of held to maturity debt securities that have been written down for OTTI with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in other comprehensive loss for the three months ended December 31, 2010 and 2009 (in thousands).

                                            Three months ended December 31,
                                                   2010          2009
                                                  ------        ------

Beginning balance of credit loss                 $ 4,725        $ 3,551
Additions:
  Credit losses for which OTTI was
   not previously recognized                          46              6
  Additional increases to the amount
   related to credit loss for which OTTI
   was previously recognized                          90            282
Subtractions:
  Realized losses recorded previously
   as credit losses                                 (496)          (147)
                                                 -------        -------

Ending balance of credit loss                    $ 4,365        $ 3,692
                                                 =======        =======


There was a gross realized gain on sale of securities for the three months ended December 31, 2010 of $79,000. During the three months ended December 31, 2010, the Company recorded a $496,000 realized loss (as a result of the securities being deemed worthless) on 16 held to maturity residential MBS which had been recognized previously as a credit loss. During the three months ended December 31, 2009, the Company recorded a $147,000 realized loss on seven held to maturity residential MBS which had been recognized previously as a credit loss.

Residential mortgage-backed and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral, retail repurchase agreements and other non-profit organization deposits totaled $9.87 million and $12.80 million at December 31, 2010 and September 30, 2010, respectively.

The contractual maturities of debt securities at December 31, 2010 are as follows (in thousands). Expected maturities may differ from scheduled maturities as a result of the prepayment of principal or call provisions.

                                   Held to Maturity      Available for Sale
                                   ----------------      ------------------
                                            Estimated              Estimated
                                 Amortized       Fair   Amortized       Fair
                                 Cost           Value   Cost           Value
                                 ---------  ---------   ---------- ---------

Due within one year               $  - -      $  - -      $  263     $  255
Due after one year to five years      20          21         - -        - -
Due after five to ten years           36          38         127        134
Due after ten years                4,659       4,534       6,842      6,837
                                  ------      ------      ------     ------
  Total                           $4,715      $4,593      $7,232     $7,226
                                  ======      ======      ======     ======


(5) FHLB STOCK

The Company views its investment in the FHLB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; 2) the impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB. As of September 30, 2010, the Seattle FHLB reported that it had met all of its regulatory capital requirements, but remained classified as undercapitalized by its regulator, the Federal Housing Finance Agency ("FHFA"). On October 25, 2010, the FHLB announced that it had entered into a Consent Agreement with FHFA, which requires the FHLB to take certain specific actions related to its business and operations. The FHLB will not pay a dividend or repurchase capital stock while it is classified as undercapitalized. While the FHLB was classified as undercapitalized as of September 30, 2010, the Company does not believe that its investment in the FHLB is impaired. However, this estimate could change in the near term if: 1) significant other-than-temporary losses are incurred on the FHLB's MBS causing a significant decline in its regulatory capital status; 2) the economic losses resulting from credit deterioration on the FHLB's MBS increases significantly or 3) capital preservation strategies being utilized by the FHLB become ineffective.

(6) LOANS

Loans receivable and loans held for sale consisted of the following (dollars in thousands):

                                        At December 31,      At September 30,
                                             2010                  2010
                                        ----------------     ----------------
                                        Amount   Percent     Amount   Percent
                                        ------   -------     ------   -------
Mortgage loans:
 One- to four-family (1)               $116,631     21.1%   $121,014    21.6%
 Multi-family                            29,419      5.3      32,267     5.8
 Commercial                             217,845     39.3     208,002    37.2
 Construction and land development       68,081     12.3      69,271    12.4
 Land                                    58,334     10.5      62,999    11.3
                                       --------    -----    --------   -----
 Total mortgage loans                   490,310     88.5     493,553    88.3

Consumer loans:
 Home equity and second mortgage         37,239      6.7      38,418     6.9
 Other                                    8,939      1.6       9,086     1.6
                                       --------    -----    --------   -----
 Total consumer loans                    46,178      8.3      47,504     8.5

Commercial business loans                17,452      3.2      17,979     3.2
                                       --------    -----    --------   -----

 Total loans receivable                 553,940    100.0%    559,036   100.0%
                                                   =====               =====

Less:
 Undisbursed portion of construction
  loans in process                       16,288               17,952
 Deferred loan origination fees           2,153                2,229
 Allowance for loan losses               11,749               11,264
                                       --------             --------
                                         30,190               31,445
                                       --------             --------

 Total loans receivable, net           $523,750             $527,591
                                       ========             ========
-----------------
(1)    Includes loans held for sale.


Construction and Land Development Loan Portfolio Composition
------------------------------------------------------------
The following table sets forth the composition of the Company's construction and land development loan portfolio (dollars in thousands):

                                        At December 31,      At September 30,
                                             2010                  2010
                                        ----------------     ----------------
                                        Amount   Percent     Amount   Percent
                                        ------   -------     ------   -------
Custom and owner/builder               $32,483     47.7%    $30,945     44.7%
Speculative one- to four-family          3,469      5.1       4,777      6.9
Commercial real estate                  23,869     35.1      23,528     33.9
Multi-family
 (including condominiums)                2,938      4.3       3,587      5.2
Land development                         5,322      7.8       6,434      9.3
                                       -------    -----     -------    -----
   Total construction and
    land development loans             $68,081    100.0%    $69,271    100.0%
                                       =======    =====     =======    =====

Allowance for Loan Losses
-------------------------
The following table sets forth information regarding activity in the allowance for loan losses (in thousands):

                                                       Three Months Ended
                                                           December 31,
                                                       --------------------
                                                         2010        2009
                                                       -------      -------

Balance at beginning of period                         $11,264      $14,172
Provision for loan losses                                  900        2,600
Loans charged off                                         (439)      (1,841)
Recoveries of loans previously charged off                  24          - -
Net charge-offs                                           (415)      (1,841)
                                                       -------      -------
Balance at end of period                               $11,749      $14,931
                                                       =======      =======



The following tables present information on the loans evaluated individually for impairment and collectively evaluated for impairment in the allowance for loan losses (in thousands):


                           Allowance for Loan Losses                 Recorded Investment in Loans
                           -------------------------                 ----------------------------
                    Individually    Collectively                Individually    Collectively
                    Evaluated for   Evaluated for               Evaluated for   Evaluated for
                     Impairment       Impairment     Total       Impairment       Impairment      Total
                     ----------       ----------     -----       ----------       ----------      -----
December 31, 2010

Mortgage loans:
 One- to four-family   $   63           $   675    $   738        $ 4,198          $112,433      $116,631
 Multi-family             621               254        875          5,471            23,948        29,419
 Commercial real
  estate                  - -             3,431      3,431         12,277           205,568       217,845
 Construction - custom
  and owner / builder     - -               365        365            279            32,204        32,483
 Construction -
  speculative one-
  to four-family           15               318        333          1,703             1,766         3,469
 Construction -
  commercial              - -               457        457            - -            23,869        23,869
 Construction -
  multi-family            - -               227        227          1,345             1,593         2,938
 Construction -
  land development        - -                71         71          3,522             1,800         5,322
 Land                     637             2,889      3,526         11,034            47,300        58,334
Consumer loans:
 Home equity and
  second mortgage         112               734        846            740            36,499        37,239
 Other                      1               440        441             28             8,911         8,939
Commercial business
 loans                    - -               439        439             44            17,408        17,452
                      -------           -------    -------        -------          --------      --------
                      $ 1,449           $10,300    $11,749        $40,641          $513,299      $553,940
                      =======           =======    =======        =======          ========      ========



The following table lists the loan grades utilized by the Company that serve as credit quality indicators. Each of the loan grades include high and low factors associated with their classification that are utilized to calculate the aggregate ranges of the allowance for loan losses. The total balance does not include loans secured by deposits or the undisbursed portion of construction loans in process for loans graded Pass.

Credit Risk Profile by Internally Assigned Grades
December 31, 2010
(In thousands)                              Loan Grades
                             ---------------------------------------
                                               Special
                              Pass    Watch    Mention   Substandard   Total
                             ------   -----    -------   -----------   -----
Mortgage loans:
 One- to four-family       $102,679  $ 5,037   $ 2,479     $ 6,437   $116,632
 Multi-family                17,371    4,451     2,126       5,471     29,419
 Commercial                 187,872    8,489     4,360      18,125    218,846
 Construction - custom
  and owner / builder        20,709      690       - -         597     21,996
 Construction - speculative
  one- to four-family           130      109       - -       3,230      3,469
 Construction - commercial   10,669    2,469     6,800         - -     19,938
 Construction - multi-
  family                        - -      - -       752       2,173      2,925
 Construction - land
  development                   354      - -       - -       3,522      3,876
 Land                        32,147    9,047     3,841      13,320     58,355
Consumer loans:
 Home equity and second
  mortgage                   34,388      685       - -       2,234     37,307
 Other                        6,157       81         1          28      6,267
Commercial business loans    14,576    3,089       366         478     18,509
                           --------  -------   -------     -------   --------
   Total                   $427,052  $34,147   $20,725     $55,615   $537,539
                           ========  =======   =======     =======   ========

The following table presents an age analysis of past due status of loans by category.


December 31, 2010                                                                               Past Due
(In thousands)                                      90 Days                                     90 Days
                           30-59 Days  60-89 Days   or More       Total               Total   or More and
                            Past Due    Past Due   Past Due (1)  Past Due   Current   Loans   Still Accruing
                            --------    --------   -----------   --------   -------   -----   --------------
Mortgage loans:
 One- to four-family         $ - -      $ 1,184      $ 4,123      $ 5,307  $111,324  $116,631     $ - -
 Multi-family                  - -          - -          - -          - -    29,419    29,419       - -
 Commercial                     98          - -        6,296        6,394   211,451   217,845       - -
 Construction - custom
  and owner / builder          - -          375          279          654    31,829    32,483       - -
 Construction - speculative
  one- to four-family          - -          - -        1,703        1,703     1,766     3,469       - -
 Construction - commercial     - -        9,896          - -        9,896    13,973    23,869       - -
 Construction - multi-family   - -          - -        1,345        1,345     1,593     2,938       - -
 Construction - land
  development                  - -          - -        3,522        3,522     1,800     5,322       - -
 Land                          482        3,522        8,116       12,120    46,214    58,334        29
Consumer loans:
 Home equity and second
  mortgage                     348          102          739        1,189    36,050    37,239        - -
 Other                           9          - -           28           37     8,902     8,939        - -
Commercial business loans       31           32          320          383    17,069    17,452        276
                             -----      -------      -------      -------  --------  --------      -----
   Total                     $ 968      $15,111      $26,471      $42,550  $511,390  $553,940      $ 305
                             =====      =======      =======      =======  ========  ========      =====
-------------
(1)               Includes loans past due 90 days or more and still accruing.



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

At December 31, 2010 and September 30, 2010, the Company had impaired loans totaling $40.64 million and $42.25 million respectively. At December 31, 2010, the Company had loans totaling $305,000 that were 90 days or more past due and still accruing interest. At September 30, 2010, the Company had loans totaling $1.33 million that were 90 days or more past due and still accruing interest. Interest income recognized on impaired loans for the three months ended December 31, 2010 and December 31, 2009 was $322,000 and $236,000,
respectively.   Interest income recognized on a cash basis on impaired loans for the three months ended December 31, 2010 and December 31, 2009, was $246,000 and $129,000, respectively. The average investment in impaired loans for the three months ended December 31, 2010 and December 31, 2009 was $41.44 million and $45.03 million, respectively. The Company had $15.60 million in troubled debt restructured loans included in impaired loans at December 31, 2010 and had $1.05 million in commitments to lend additional funds on these loans. The Company had $16.40 million in troubled debt restructured loans included in impaired loans at September 30, 2010 and had $1.06 million in commitments to lend additional funds on these loans.

The following table is a summary of information related to impaired loans as of December 31, 2010 (in thousands):


                                    Recorded    Unpaid Principal    Related
                                   Investment       Balance        Allowance
                                   ----------       -------        ---------
With no related allowance recorded:
 Mortgage loans:
  One- to four-family                $ 3,882        $ 3,882          $  - -
  Commercial                          12,277         12,277             - -
  Construction - custom and
   owner / builder                       279            279             - -
  Construction - speculative
   one- to four-family                   952            952             - -
  Construction - commercial              - -            - -             - -
  Construction - multi-family          1,345          1,345             - -
  Construction - land development      3,522          3,522             - -
  Land                                 8,810          8,810             - -
 Commercial business loans                44             44             - -
 Consumer loans:
  Home equity and second mortgage        354            354             - -
  Other                                   27             27             - -
                                     -------        -------          ------
    Subtotal                          31,492         31,492             - -

With an allowance recorded:
 Mortgage loans:
  One- to four-family                    316            316              63
  Multi-family                         5,471          5,471             621
  Construction - speculative one-
   to four-family                        751            751              15
  Land                                 2,224          2,224             637
 Consumer loans:
  Home equity and second mortgage        386            386             112
  Other                                    1              1               1
                                     -------        -------          ------
    Subtotal                           9,149          9,149           1,449

Total
 Mortgage loans:
  One- to four-family                  4,198          4,198              63
  Multi-family                         5,471          5,471             621
  Commercial                          12,277         12,277             - -
  Construction - custom and
   owner / builder                       279            279             - -
  Construction - speculative
   one- to four-family                 1,703          1,703              15
  Construction - multi-family          1,345          1,345             - -
  Construction - land development      3,522          3,522             - -
  Land                                11,034         11,034             637
 Consumer loans:
  Home equity and second mortgage        740            740             112
  Other                                   28             28               1
  Commercial business loans               44             44             - -
                                     -------        -------          ------
    Total                            $40,641        $40,641          $1,449
                                     =======        =======          ======

The following table sets forth information with respect to the Company's non-performing assets at December 31, 2010 (in thousands):

Loans accounted for on a non-accrual basis:
 Mortgage loans:
  One- to four family                                         $  4,123
  Multi-family                                                     - -
  Commercial                                                     6,296
  Construction - custom and owner / builder                        279
  Construction - speculative one- to four-family                 1,703
  Construction - commercial                                        - -
  Construction - multi-family                                    1,345
  Construction - land development                                3,522
  Land                                                           8,087
 Consumer loans:
  Home equity and second mortgage                                  739
  Other                                                             28
 Commercial business                                                44
                                                              --------
    Total                                                       26,166

Accruing loans which are contractually
  past due 90 days or more                                         305
                                                              --------

Total of non-accrual and 90 days past due loans                 26,471

Non-accrual investment securities                                3,325

OREO and other repossessed items                                12,612
                                                              --------
    Total non-performing assets (1)                           $ 42,408
                                                              ========

Troubled debt restructured loans on accrual  status (2)       $  8,841

Non-accrual and 90 days or more past
 due loans as a percentage of loans receivable                    4.94%

Non-accrual and 90 days or more past
 due loans as a percentage of total assets                        3.66%

Non-performing assets as a percentage of total assets             5.87%

Loans receivable (3)                                          $535,499
                                                              ========

Total assets                                                  $722,485
                                                              ========

(1)  Does not include troubled debt restructured loans on accrual status.
(2) Does not include troubled debt restructured loans totaling $6,756 reported as non-accrual loans.
(3)  Includes loans held-for-sale and is before the allowance for loan losses.

(7) NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income
(loss) to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.
Diluted net income (loss) per common share is computed by dividing net income
(loss) to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Diluted loss per common share is the same as basic loss per common share due to the anti-dilutive effect of common stock equivalents. Common stock equivalents arise from the assumed conversion of outstanding stock options and the outstanding warrant to purchase common stock. In accordance with the Financial Accounting Standards Board ("FASB") guidance for stock compensation, shares owned by the Bank's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing net income (loss) per share. At December 31, 2010 and 2009, there were 299,786 and 331,094 shares, respectively, that had not been allocated under the Bank's ESOP.

The following table is in thousands, except for share and per share data:

                                              Three Months Ended December 31,
                                                   2010            2009
                                                  ----------------------
Basic net income (loss) per common share
----------------------------------------
computation
-----------
Numerator - net income                           $ 1,359          $  224
Preferred stock dividends                           (208)           (208)
Preferred stock discount accretion                   (54)            (51)
                                                 -------          ------
Net income (loss) to common shareholders         $ 1,097          $  (35)
                                                 =======          ======

Denominator - weighted average
 common shares outstanding                     6,745,250       6,709,985

Basic net income (loss) per common share         $  0.16          $(0.01)

Diluted net income (loss) per common share
------------------------------------------
computation
-----------
Numerator - net income                           $ 1,359          $  224
Preferred stock dividend                            (208)           (208)
Preferred stock discount accretion                   (54)            (51)
                                                 -------          ------
Net income (loss) to common shareholders         $ 1,097          $  (35)
                                                 =======          ======

Denominator - weighted average
 common shares outstanding                     6,745,250       6,709,985
Effect of dilutive stock options (1)                 - -             - -
Effect of dilutive stock warrant (2)                 - -             - -
                                                 -------          ------
Weighted average common shares
 and common stock equivalents                  6,745,250       6,709,985

Diluted net income (loss) per common share       $  0.16          $(0.01)

-----------------
(1) For the three months ended December 31, 2010 and December 31, 2009, options to purchase 194,864 and 187,799 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income
(loss) per common share because the options' exercise prices were greater than the average market price of the common stock, and, therefore, their effect would have been anti-dilutive.
(2) For the three months ended December 31, 2010 and December 31, 2009, a warrant to purchase 370,899 shares of common stock was outstanding but not included in the computation of diluted net income (loss) per common share because the warrant's exercise prices was greater than the average market price of the common stock, and, therefore, their effect would have been anti-dilutive.

(8) STOCK PLANS AND STOCK BASED COMPENSATION

Stock Option Plans
------------------
Under the Company's stock option plans (the 1999 Stock Option Plan and the 2003 Stock Option Plan), the Company was able to grant options for up to a combined total of 1,622,500 shares of common stock to employees, officers and directors. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company's common stock on the date of grant. Generally, options vest in 20% annual installments on each of the five anniversaries from the date of the grant. At December 31, 2010, options for 249,738 shares are available for future grant under the 2003 Stock Option Plan and no shares are available for future grant under the 1999 Stock Option Plan.

Following is activity under the plans:
                                                        Three Months Ended
                                                         December 31, 2010
                                                    Total Options Outstanding
                                                    -------------------------
                                                                    Weighted
                                                                    Average
                                                                    Exercise
                                                     Shares         Price
                                                     ------         --------
Options outstanding, beginning of period             194,864         $  8.71
                                                     -------

Options outstanding, end of period                   194,864         $  8.71
                                                     =======

Options exercisable, end of period                   174,064         $  9.21
                                                     =======


There was no aggregate intrinsic value of options outstanding at December 31, 2010, as the exercise price of all options outstanding was greater than the stock's current market value.

At December 31, 2010, there were 20,800 unvested options with an aggregate grant date fair value of $27,000, all of which the Company assumes will vest. There was no aggregate intrinsic value of unvested options at December 31, 2010, as the exercise price was greater than the stock's current market value. There were 5,200 options with an aggregate grant date fair value of $7,000 that vested during the three months ended December 31, 2010.

At December 31, 2009, there were 26,000 unvested options with an aggregate grant date fair value of $34,000, all of which the Company assumes will vest. There were no options that vested during the three months ended December 31, 2009.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury rate of a similar term as the stock option at the particular grant date. The expected life is based on historical data, vesting terms and estimated exercise dates. The expected dividend yield is based on the most recent quarterly dividend on an annualized basis in effect at the time the options were granted. The expected volatility is based on historical volatility of the Company's stock price. There were no options granted during the three months ended December 31, 2010, and there were 26,000 options granted during the three months ended December 31, 2009. The weighted average assumptions for options granted during the three months ended December 31, 2009 were:

Expected volatility                       38%
Expected term (in years)                    5
Expected dividend yield                  2.64%
Risk free interest rate                  2.47%
Grant date fair value per share         $1.29

Stock Grant Plan
----------------
The Company adopted the Management Recognition and Development Plan ("MRDP") in 1998 for the benefit of employees, officers and directors of the Company. The objective of the MRDP is to retain and attract personnel of experience and ability in key positions by providing them with a proprietary interest in the Company.

The MRDP allowed for the issuance to participants of up to 529,000 shares of the Company's common stock. Awards under the MRDP are made in the form of shares of common stock that are subject to restrictions on the transfer of ownership and are subject to a five-year vesting period. Compensation expense is the amount of the fair value of the common stock at the date of the grant to the plan participants and is recognized over a five-year vesting period, with 20% vesting on each of the five anniversaries from the date of the grant.

There were no MRDP shares granted to officers and directors during the three months ended December 31, 2010 and 2009.

At December 31, 2010, there were a total of 28,992 unvested MRDP shares with an aggregated grant date fair value of $329,000. There were 7,433 MRDP shares that vested during the three months ended December 31, 2010 with an aggregated grant date fair value of $81,000. At December 31, 2010, there were no shares available for future awards under the MRDP.

Expenses for Stock Compensation Plans
-------------------------------------
Compensation expenses for all stock-based plans were as follows:

                                           Three Months Ended December 31,
                                           ------------------------------
                                               2010               2009
                                               ----               ----
                                                   (In thousands)
                                        Stock      Stock     Stock      Stock
                                        Options    Grants    Options    Grants
                                        -------    ------    -------    ------
Compensation expense recognized in
 income                                   $  1      $  44      $  1     $  44
Related tax benefit recognized             - -         15       - -        15


The compensation expense yet to be recognized for stock based awards that have been awarded but not vested for the years ending September 30 is as follows (in thousands):
                                   Stock          Stock         Total
                                   Options        Grants        Awards
                                   -------        ------        ------
Remainder of 2011                   $  5          $ 122         $ 127
2012                                   7            112           119
2013                                   6             38            44
2014                                   6              2             8
2015                                   1            - -             1
                                    ----          -----         -----
Total                               $ 25          $ 274         $ 299
                                    ====          =====         =====

(9) FAIR VALUE MEASUREMENTS

GAAP requires disclosure of estimated fair values for financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2010 and September 30, 2010. Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Major assumptions, methods and fair value estimates for the Company's significant financial instruments are set forth below:

     Cash and Cash Equivalents
     -------------------------
     The estimated fair value of financial instruments that are short-term or re-price frequently and that have little or no risk are considered to have an estimated fair value equal to the recorded value.

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

     Loans Receivable, Net
     ---------------------
     At December 31, 2010 and September 30, 2010, because of the illiquid market for loan sales, loans were priced using comparable market statistics. The loan portfolio was segregated into various categories and a weighted average valuation discount that approximated similar loan sales was applied to each category.

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

     Off-Balance-Sheet Instruments
     -----------------------------
     Since the majority of the Company's off-balance-sheet instruments consist of variable-rate commitments, the Company has determined that they do not have a distinguishable estimated fair value.


The estimated fair value of financial instruments were as follows (in thousands):

                                    December 31, 2010     September 30, 2010
                                    -----------------     ------------------
                                             Estimated              Estimated
                                  Recorded        Fair    Recorded       Fair
                                    Amount       Value      Amount      Value
                                  --------   ---------    --------  ---------
Financial Assets
 Cash and due from financial
  institutions and interest-
  bearing deposits in banks      $ 97,471    $ 97,471     $111,786   $111,786
 CDs held for investment           18,501      18,501       18,047     18,047
 MBS and other investments         12,906      12,784       16,185     15,961
 FHLB stock                         5,705       5,705        5,705      5,705
 Loans receivable, net            521,897     471,378      524,621    473,986
 Loans held for sale                1,853       1,894        2,970      3,059
 Accrued interest receivable        2,706       2,706        2,630      2,630

Financial Liabilities
 Deposits                        $577,394    $579,430     $578,869   $581,046
 FHLB advances - long term         55,000      59,111       75,000     81,579
  Repurchase agreements               642         642          622        622
 Accrued interest payable             659         659          737        737

-------------------
The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the estimated fair value of the Company's financial instruments will change when interest rate levels change and that change may either be favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed interest rate obligations are less likely to prepay in a rising interest rate environment and more likely to prepay in a falling interest rate environment. Conversely, depositors who are receiving fixed interest rates are more likely to withdraw funds before maturity in a rising interest rate environment and less likely to do so in a falling interest rate environment. Management monitors interest rates and maturities of assets and liabilities, and attempts to minimize interest rate risk by adjusting terms of new loans, and deposits and by investing in securities with terms that mitigate the Company's overall interest rate risk.

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

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a recurring basis at December 31, 2010 (in thousands):

                                      Estimated Fair Value
                                 -----------------------------
                                 Level 1    Level 2    Level 3   Total Losses
                                 -------    -------    -------   ------------
Available for Sale Securities
Mutual funds                      $ 965     $  - -     $  - -     $   - -
MBS                                 - -      7,226        - -         - -
                                  -----     ------     ------     -------
Total                             $ 965     $7,226     $  - -     $   - -
                                  =====     ======     ======     =======

The following table summarizes the balance of assets and liabilities measured at estimated fair value on a nonrecurring basis at December 31, 2010, and the total losses resulting from these estimated fair value adjustments for the three months ended December 31, 2010 (in thousands):

                                      Estimated Fair Value
                                 -----------------------------
                                 Level 1    Level 2    Level 3   Total Losses
                                 -------    -------    -------   ------------
Impaired loans (1)               $  - -     $ - -      $  9,149     $ 439
MBS - held to maturity (2)          - -       686           - -       136
OREO and other repossessed
 items (3)                          - -       - -        12,612       251
                                 ------     -----       -------     -----
Total                            $  - -     $ 686       $21,761     $ 826
                                 ======     =====       =======     =====

--------------------
(1) The loss represents charge offs on collateral dependent loans for estimated fair value adjustments based on the estimated fair value of the collateral. A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The specific reserve for collateral dependent impaired loans was based on the estimated fair value of the collateral less estimated costs to sell. The estimated fair value of collateral was determined based primarily on appraisals. In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting estimated fair value measurement has been categorized as Level 3 measurement.
(2) The loss represents OTTI credit-related charges on held-to-maturity MBS.
(3)The Company's OREO and other repossessed items is initially recorded at estimated fair value less estimated costs to sell. This amount becomes the property's new basis. Estimated fair value was generally determined by management based on a number of factors, including third-party appraisals of estimated fair value in an orderly sale. Estimated costs to sell were based on standard market factors. The valuation of OREO and other repossessed items is subject to significant external and internal judgment. Management periodically reviews the recorded value to determine whether the property continues to be recorded at the lower of its recorded book value or estimated fair value, net of estimated costs to sell.


(10) RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued updated guidance on fair value measurements and disclosures. The new guidance requires expanded disclosures related to fair value measurements including separate presentation of purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The new guidance will be effective for the Company on October 1, 2011. Since the new guidance is disclosure related only, the Company does not expect it to have an impact on its condensed consolidated financial statements.

In July 2010, the FASB issued updated guidance on disclosure requirements for the credit quality of financing receivables and the allowance for credit losses. The new guidance requires entities to provide disclosures designed to facilitate financial statement users' evaluation of (i) the nature of credit risk inherent in the entity's portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll forward of the allowance for credit losses, as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. This guidance became effective for the Company's condensed consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company's condensed consolidated financial statements that include periods beginning on or after January 1, 2011. Since this new guidance is disclosure related only, the Company does not expect it to have an impact on its condensed consolidated financial statements.


Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

The following analysis discusses the material changes in the financial condition and results of operations of the Company at and for the three months ended December 31, 2010. This analysis as well as other sections of this report contains certain "forward-looking statements."

Certain matters discussed in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact and often include the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Federal Reserve and our bank subsidiary by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; our compliance with regulatory enforcement actions, including regulatory memoranda of understandings ("MOUs") to which we are subject; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, the interpretation of regulatory capital or other rules and any changes in the rules applicable to institutions participating in the TARP Capital Purchase Program; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended September 30, 2010.

Any of the forward-looking statements that we make in this Form 10-Q and in the other public statements we make are based upon management's beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2011 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of us, and could negatively affect the Company's operations and stock price performance.


Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank. The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 22 branches (including its main office in Hoquiam). At December 31, 2010, the Company had total assets of $722.49 million and total shareholders' equity of $86.56 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank's operations.

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

Net income is also affected by non-interest income and non-interest expenses. For the three month period ended December 31, 2010, non-interest income consisted primarily of service charges and fees on deposit accounts, gain on sale of loans, ATM transaction fees, increase in the cash surrender value of life insurance, gain on sale of MBS, other operating income and a valuation allowance recovery on MSRs. Non-interest income is reduced by net OTTI losses on investment securities. Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM related expenses, OREO expenses, postage and courier, professional fees, insurance premiums, state and local taxes and deposit insurance premiums. Non-interest income and non-interest expenses are affected by the growth of our operations and growth in the number of loan and deposit accounts.

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

Allowance for Loan Losses
The allowance for loan losses is maintained at a level believed to be sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management's comprehensive analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, delinquency levels, actual loss experience, current economic conditions, and detailed analysis of individual loans for which the full collectability may not be assured. The detailed analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific and general components. The specific component relates to loans that are deemed impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the recorded value of that loan. The general component covers non-classified loans that are not evaluated individually for impairment and is based on historical loss experience adjusted for qualitative factors. The appropriateness of the allowance for loan losses on loans is estimated based upon these factors and trends identified by management at the time financial statements are prepared.

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

The ultimate recovery of all loans is susceptible to future market factors beyond the Company's control. These factors may result in losses or recoveries differing significantly from those provided in the consolidated financial statements. The Company experienced significant declines in current valuations for real estate collateral for the fiscal years ended September 30, 2009 and 2010. If real estate values continue to decline and as updated appraisals are received on collateral for impaired loans, the Company may need to increase the allowance for loan losses appropriately. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.


MSRs (Mortgage Servicing Rights)
MSRs are capitalized when acquired through the origination of loans that are subsequently sold with servicing rights retained and are amortized to servicing income on loans sold in proportion to and over the period of estimated net servicing income. The value of MSRs at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans.

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

For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Company stratifies its capitalized MSRs based on product type, interest rate and term of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceed their fair value. Impairment, if deemed temporary, is recognized through a valuation allowance to the extent that fair value is less than the recorded amount.


OTTIs (Other-Than-Temporary Impairments) in the Estimated Fair Value of Investment Securities
Unrealized losses on available for sale and held to maturity investment securities are evaluated at least quarterly to determine whether declines in value should be considered "other than temporary" and therefore be subject to immediate loss recognition through earnings for the portion related to credit losses. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is less than the recorded value primarily as a result of changes in interest rates, when there has not been significant deterioration in the financial condition of the issuer, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis. An unrealized loss in the value of an equity security is generally considered temporary when the estimated fair value of the security is less than the recorded value primarily as a result of current market conditions and not a result of deterioration in the financial condition of the issuer or the underlying collateral (in the case of mutual funds) and the Company has the intent and the ability to hold the security for a sufficient time to recover the recorded value. Other factors that may be considered in determining whether a decline in the value of either a debt or equity security is "other than temporary" include ratings by recognized rating agencies; capital strength and near-term prospects of the issuer, and recommendation of investment advisors or market analysts. Therefore, continued deterioration of current market conditions could result in additional impairment losses recognized within the Company's investment portfolio.


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

One of the circumstances evaluated when determining if an impairment test of goodwill is needed more frequently than annually is the extent and duration that the Company's market capitalization (total common shares outstanding multiplied by current stock price) is less than the total equity applicable to common shareholders. During the quarter ended June 30, 2010, the Company engaged a third party firm to perform the annual test for goodwill impairment.
 The test concluded that recorded goodwill was not impaired. As of December 31, 2010, there have been no events or changes in the circumstances that would indicate a potential impairment to recorded goodwill. No assurance can be given, however, that the Company will not record an impairment loss on goodwill in the future.

OREO (Other Real Estate Owned) and Other Repossessed Assets
OREO and other repossessed assets consist of properties or assets acquired through or by deed in lieu of foreclosure, and are recorded initially at the estimated fair value of the properties less estimated costs of disposal. Costs relating to the development and improvement of the properties or assets are capitalized while costs relating to holding the properties or assets are expensed. Valuations are periodically performed by management, and a charge to earnings is recorded if the recorded value of a property exceeds its estimated net realizable value.


Comparison of Financial Condition at December 31, 2010 and September 30, 2010

The Company's total assets decreased by $20.20 million, or 2.7%, to $722.49 million at December 31, 2010 from $742.69 million at September 30, 2010. The decrease was primarily attributable to a decrease in interest bearing deposits in banks and net loans receivable.

Net loans receivable decreased by $3.84 million, or 0.7%, to $523.75 million at December 31, 2010 from $527.59 million at September 30, 2010. The decrease was primarily due to a decrease in one- to four-family loan balances, multi-family loan balances and land loan balances during the three months ended December 31, 2010, which was partially offset by an increase in commercial real estate loan balances.

Total deposits decreased by $1.48 million, or 0.3%, to $577.39 million at December 31, 2010 from $578.87 million at September 30, 2010, primarily as a result of decreases in non-interest checking account balances and CD account balances.

Shareholders' equity increased by $1.15 million, or 1.4%, to $86.56 million at December 31, 2010 from $85.41 million at September 30, 2010. The increase was primarily due to net income for the three months ended December 31, 2010.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash Equivalents and CDs Held for Investment: Cash equivalents and CDs held for investment decreased by $13.86 million, or 10.7%, to $115.97 million at December 31, 2010 from $129.83 million at September 30, 2010. Cash equivalents decreased as the Company used a portion of its excess liquidity to repay $20.00 million in FHLB advances during the three months ended December 31, 2010.

MBS (Mortgage-backed Securities) and Other Investments: Mortgage-backed securities and other investments decreased by $3.28 million, or 20.3%, to $12.91 million at December 31, 2010 from $16.19 million at September 30, 2010. The decrease was primarily as a result of the sale of $2.27 million in agency MBS, regular amortization and prepayments on MBS and OTTI charges recorded on private label residential MBS. The securities on which the OTTI charges were recognized were acquired from the in-kind redemption of the Company's investment in the AMF family of mutual funds in June 2008. For additional information on MBS and other investments, see Note 4 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Loans: Net loans receivable decreased by $3.84 million, or 0.7%, to $523.75 million at December 31, 2010 from $527.59 million at September 30, 2010. The decrease in the portfolio was primarily a result of a $4.67 million decrease in land loan balances, a $4.38 million decrease in one- to four-family loan balances, a $2.85 million decrease in multi-family loan balances and a $1.33 million decrease in consumer loan balances. These decreases to net loans receivable were partially offset by a $9.84 million increase in commercial real estate loan balances.

Loan originations decreased to $49.15 million for the three months ended December 31, 2010 from $54.01 million for the three months ended December 31, 2009. The Company continued to sell longer-term fixed rate loans for asset liability management purposes and to generate non-interest income. The Company sold fixed rate one- to four-family mortgage loans totaling $26.86 million for the three months ended December 31, 2010 compared to $18.85 million for the three months ended December 31, 2009.

For additional information, see Note 6 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Premises and Equipment: Premises and equipment decreased by $146,000, or 0.8%, to $17.24 million at December 31, 2010 from $17.38 million at September 30, 2010. The decrease was primarily a result of depreciation.

OREO (Other Real Estate Owned): OREO and other repossessed assets increased by $1.09 million, or 9.5%, to $12.61 million at December 31, 2010 from $11.52 million at September 30, 2010. At December 31, 2010, OREO consisted of 33 individual properties and four other repossessed assets. The properties consisted of two condominium projects totaling $3.95 million, three land development projects totaling $2.90 million, nine single family homes totaling $1.90 million, 15 land parcels totaling $2.35 million and four commercial real estate properties totaling $1.51 million.

Goodwill and CDI: The value of goodwill at $5.65 million at December 31, 2010 remained unchanged from September 30, 2010. The amortized value of the CDI decreased to $522,000 at December 31, 2010 from $564,000 at September 30, 2010. The decrease was attributable to scheduled amortization of the CDI.

Prepaid FDIC Insurance Assessment: The prepaid FDIC insurance assessment decreased $309,000, or 9.5%, to $2.96 million at December 31, 2010 from $3.27 million at September 30, 2010 as a portion of the prepaid amount was expensed.

Deposits: Deposits decreased by $1.48 million, or 0.3%, to $577.39 million at December 31, 2010 from $578.87 million at September 30, 2010. The decrease was primarily a result of a $7.24 million decrease in non-interest bearing checking account balances and a $3.10 million decrease in CD account balances. This decrease was partially offset by a $4.11 million increase in N.O.W. checking accounts balances, a $3.03 million increase in money market account balances and a $1.72 million increase in savings account balances.

FHLB Advances: FHLB advances and other borrowings decreased by $20.00 million, or 26.7%, to $55.00 million at December 31, 2010 from $75.00 million at September 30, 2010 as the Bank used a portion of its liquid assets to repay FHLB advances. For additional information, see "Borrowing Maturity Schedule" set forth below.

Shareholders' Equity: Total shareholders' equity increased by $1.15 million, or 1.4%, to $86.56 million at December 31, 2010 from $85.41 million at September 30, 2010. The increase was primarily due to net income to common shareholders of $1.09 million for the three months ended December 31, 2010.

The FRB has denied the Company's requests to pay cash dividends on its outstanding Series A Preferred Stock held by the Treasury for the payments due May 15, 2010, August 15, 2010 and November 15, 2010. Cash dividends on the Series A Preferred Stock are cumulative and accrue and compound on each subsequent date. Accordingly, during the deferral period, the Company will continue to accrue, and reflect in the consolidated financial statements, the deferred dividends on the outstanding Series A Preferred Stock. As a result of not receiving permission from the FRB to pay these dividends, the Company had not made the May 15, 2010, August 15, 2010 or the November 15, 2010 dividend payment as of December 31, 2010. At December 31, 2010, the Company had unpaid preferred stock dividends in arrears of $624,000. If the Company does not make six quarterly dividend payments on the Series A Preferred Stock, whether or not consecutive, the Treasury will have the right to appoint two directors to the Company's board of directors until all accrued but unpaid dividends have been paid. In addition, the Company's ability to pay dividends with respect to common stock is restricted until the dividend obligations under the Series A Preferred Stock are brought current.

Non-performing Assets: Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing, non-accrual investment securities, and OREO and other repossessed assets. Non-performing assets to total assets increased to 5.87% at December 31, 2010 from 5.53% at September 30, 2010. The increase in the non-performing asset ratio was primarily a result of a $1.09 million increase in OREO and other repossessed assets and a $20.20 million decrease in total assets.

Total non-accrual loans of $26.17 million at December 31, 2010 were comprised of 78 loans and 55 credit relationships. Included in these non-accrual loans at December 31, 2010 were:
   * 29 land loans totaling $8.10 million (of which the largest had a balance of $2.73 million)
   * Nine commercial real estate loans totaling $6.30 million (of which the largest had a balance of $2.71 million)
   * 16 single family home loans totaling $4.12 million (of which the largest had a balance of $722,000)
   * Eight land development loans totaling $3.52 million (of which the largest had a balance of $1.42 million)
   * Three single family speculative home loans totaling $1.70 million (of which the largest had a balance of $751,000)
   * Two condominium construction loans totaling $1.35 million (of which the largest had a balance of $1.03 million)
   * Five home equity loans totaling $739,000 (of which the largest had a balance of $344,000)
   * One single family owner / builder construction loan with a balance of $279,000
   *   Two commercial business loans totaling $44,000
   *   Three consumer loans totaling $28,000

For additional information, see Note 6 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."


Deposit Breakdown
-----------------
The following table sets forth the composition of the Company's deposit balances.
                                               At                   At
                                       December 31, 2010    September 30, 2010
                                       -----------------    ------------------
                                                   (In thousands)

Non-interest bearing                         $ 51,519            $ 58,755
N.O.W. checking                               157,411             153,304
Savings                                        69,168              67,448
Money market accounts                          58,756              55,723
CDs under $100                                148,296             150,633
CDs $100 and over                              92,244              93,006
                                             --------            --------
Total deposits                               $577,394            $578,869
                                             ========            ========

The Company had no brokered deposits at December 31, 2010 or September 30,
2010.

Borrowing Maturity Schedule
---------------------------
The Company has short- and long-term borrowing lines with the FHLB of Seattle with total credit on the lines equal to 30% of the Bank's total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. FHLB advances consisted of the following:

                                      At December 31,       At September 30,
                                            2010                  2010
                                     -----------------      -----------------
                                     Amount    Percent      Amount    Percent
                                     ------    -------      ------    -------
                                             (Dollars in thousands)
Short-term                          $   - -       - -%      $   - -      - -%
Long-term                            55,000     100.0        75,000    100.0
                                    -------     -----       -------    -----

Total FHLB advances                 $55,000     100.0%      $75,000    100.0%
                                    =======     =====       =======    =====


The long-term borrowings mature at various dates through September 2017 and
bear interest at rates ranging from 3.49% to 4.34%.   The weighted average
interest rate on FHLB borrowings at December 31, 2010 was 4.01%. Principal reduction amounts due for future years ending September 30 are as follows (in thousands):

Remainder of 2011    $   - -
2012                  10,000
2013                     - -
2014                     - -
2015                     - -
Thereafter            45,000
                     -------
Total                $55,000
                     =======

A portion of these advances have a putable feature and may be called by the FHLB earlier than the above schedule indicates.

The Company also maintains a short-term borrowing line with the FRB with total credit based on eligible collateral. As of December 31, 2010, the Company had a borrowing line capacity of $44.50 million of which the Company did not have an amount outstanding. As of December 31,, 2010 the Company had no outstanding borrowings on the credit line with the FRB.


Comparison of Operating Results for the Three Months Ended December 31, 2010 and 2009

The Company's net income increased by $1.14 million, or 506.7%, to $1.36 million for the quarter ended December 31, 2010 from $224,000 for the quarter ended December 31, 2009. Net income to common shareholders after adjusting for the preferred stock dividend and the preferred stock discount accretion was $1.10 million for the quarter ended December 31, 2010 compared to a loss of $(35,000) for the quarter ended December 31, 2009. The increase in net income was primarily a result of a decreased provision for loan losses and increased non-interest income, which was partially offset by increased non-interest expenses. Diluted net income per common share was $0.16 for the quarter ended December 31, 2010 compared to a loss of $(0.01) for the quarter ended December 31, 2009.

A more detailed explanation of the income statement categories is presented below.

Net Income (Loss): Net income for the quarter ended December 31, 2010 increased by $1.14 million, or 506.7%, to $1.36 million from net income of $224,000 for the quarter ended December 31, 2009. Net income to common shareholders after adjusting for preferred stock dividends of $208,000 and preferred stock discount accretion of $54,000 was $1.10 million, or $0.16 per diluted common share for the quarter ended December 31, 2010, compared to a loss of $(35,000), or $(0.01) per diluted common share, for the quarter ended December 31, 2009.

The $0.17 increase in net income per diluted common share was primarily the result of a $1.70 million ($1.12 million net of income tax - $0.17 per diluted common share) decrease in the provision for loan losses and a $982,000 ($648,000 net of income tax - $0.10 per diluted common share) increase in non-interest income. These increases to net income per diluted common share were partially offset by an $878,000 ($580,000 net of income tax - $0.09 per diluted common share) increase in non-interest expense and a $60,000 ($40,000 net of income tax - $0.01 per diluted common share) decrease in net interest income.

Net Interest Income:   Net interest income decreased by $60,000, or 0.9%, to
$6.33 million for the quarter ended December 31, 2010 from $6.39 million for the quarter ended December 31, 2009. The decrease in net interest income was primarily attributable to a change in the composition of average interest earning assets as the percentage of lower yielding cash equivalents and other liquid assets increased and the percentage of higher yielding loans decreased for the quarter ended December 31, 2010 relative to the quarter ended December 31, 2009.

Total interest and dividend income decreased by $530,000, or 5.7%, to $8.81 million for the quarter ended December 31, 2010 from $9.34 million for the quarter ended December 31, 2009 as the yield on interest earning assets decreased to 5.31% from 5.76%. The decrease in the weighted average yield on interest earning assets was primarily a result of an increase in the amount of lower yielding cash equivalents and other liquid assets and a change in the composition of the loan portfolio as the level of higher yielding construction loans decreased. Total interest expense decreased by $470,000, or 15.9%, to $2.48 million for the quarter ended December 31, 2010 from $2.95 million for the quarter ended December 31, 2009 as the average rate paid on interest bearing liabilities decreased to 1.70% for the quarter ended December 31, 2010 from 2.09% for the quarter ended December 31, 2009. The decrease in funding costs was primarily a result of a decrease in overall market rates and a decrease in the level of average FHLB advances. The net interest margin decreased to 3.82% for the quarter ended December 31, 2010 from 3.94% for the quarter ended December 31, 2009. The reversal of interest income on loans placed on non-accrual status during the quarter ended December 31, 2010 reduced the net interest margin by approximately four basis points.

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

                                    Three Months Ended December 31,
                         ----------------------------------------------------
                                    2010                       2009
                         ------------------------   -------------------------
                                  Interest                   Interest
                         Average     and    Yield/  Average    and      Yield/
                         Balance  Dividends  Cost   Balance  Dividends   Cost
Interest-earning         -------  ---------  ----   -------  ---------   ----
 Loans receivable (2)   $539,007   $8,534    6.33%  $561,378   $9,065    6.46%
 Mortgage-backed and
  other investments       13,195      182    5.52     19,425      216    4.45
 FHLB stock and equity
  securities               6,689        8    0.47      6,675        9    0.53
 Interest-bearing
  deposits               104,870       87    0.33     61,238       51    0.33
                        --------   ------           --------   ------
   Total interest-
    earning assets       663,761    8,811    5.31    648,716    9,341    5.76
Non-interest-earning
 assets                   58,246                      52,898
                        --------                    --------
   Total assets         $722,007                    $701,614
                        ========                    ========

Interest-bearing
 liabilities:
 Savings accounts       $ 68,040      123    0.72   $ 59,514      107    0.71
 Money market accounts    56,935      134    0.93     64,611      209    1.28
 N.O.W. accounts         155,118      420    1.07    125,186      401    1.27
 Certificates of
 deposit                 243,128    1,074    1.75    225,588    1,360    2.39
 Short-term borrowings
  (3)                        546        -    0.05        700        1    2.06
 Long-term borrowings
  (4)                     55,000      729    5.26     84,837      872    4.08
                        --------   ------           --------   ------
   Total interest-
    bearing
    liabilities          578,767    2,480    1.70    560,436    2,950    2.09
                                   ------                      ------
Non-interest-bearing
 liabilities              57,644                      53,422
                        --------                    --------
   Total liabilities     636,411                     613,858
Shareholders' equity      85,596                      87,756
                        --------                    --------
   Total liabilities
    and shareholders'
    equity              $722,007                    $701,614
                        ========                    ========

Net interest income                $6,331                      $6,391
                                   ======                      ======
Interest rate spread                         3.61%                       3.67%
                                           ======                      ======
Net interest margin (5)                      3.82%                       3.94%
                                           ======                      ======
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities                               114.69%                     115.75%
                                           ======                      ======

----------------
(1) Interest yield on loans and MBS is calculated assuming a 30/360 basis; interest yield on all other categories is based on daily interest basis.
(2)  Average balances include loans and MBS on non-accrual status.
(3) Includes FHLB and FRB advances with original maturities of less than one year and other short-term borrowings-repurchase agreements.
(4)  Includes FHLB advances with original maturities of one year or greater.
(5)  Net interest income divided by total average interest earning assets.

Rate Volume Analysis
The following table sets forth the effects of changing rates and volumes on the net interest income of the Company. Information is provided with respect to the (i) effects on interest income attributable to change in volume (changes in volume multiplied by prior rate), and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change (sum of the prior columns). Changes in rate/volume have been allocated to rate and volume variances based on the absolute values of each.


                         Three months ended December 31, 2010
                               compared to three months
                               ended December 31, 2009
                                  increase (decrease)
                                        due to
                                        ------
                                Rate                Volume         Net Change
                                ----                ------         ----------
                                                 (In thousands)
Interest-earning assets:
 Loans receivable (1)         $ (175)               $ (356)         $ (531)
 MBS and other investments        45                   (79)            (34)
 FHLB stock and equity
  securities                      (1)                  - -              (1)

 Interest-bearing deposits       - -                    36              36
                              ------                ------          ------
 Total net decrease in
  income on interest-earning
  assets                        (131)                 (399)           (530)

Interest-bearing liabilities:
 Savings accounts                  1                    15              16
 N.O.W. accounts                 (67)                   86              19
 Money market accounts           (52)                  (23)            (75)
 CD accounts                    (384)                   98            (286)
 Short-term borrowings            (1)                  - -              (1)
 Long-term borrowings            210                  (353)           (143)
                              ------                ------          ------
Total net decrease in expense
 on interest bearing
 liabilities                    (293)                 (177)           (470)

                              ------                ------          ------
Net increase (decrease) in
 net interest income          $  162                $ (222)         $  (60)
                              ======                ======          ======

(1) Excludes interest on loans 90 days or more past due. Includes loans originated for sale.


Provision for Loan Losses: The provision for loan losses decreased $1.70 million, or 65.4%, to $900,000 for the quarter ended December 31, 2010 from $2.60 million for the quarter ended December 31, 2009. The decrease in the provision for the three months ended December 31, 2010 compared to the three months ended December 31, 2009 was primarily due to a decreased level of net charge-offs and a decrease in the Company's construction and land development loan portfolio.

The Company has established a comprehensive methodology for determining the provision for loan losses. On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio. The factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses. Based on its comprehensive analysis, management believes the allowance for loan losses of $11.75 million at December 31, 2010 (2.19% of loans receivable and loans held for sale and 44.90% of non-accrual loans) is adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. The aggregate principal impairment amount determined at December 31, 2010 was $1.45 million. The allowance for loan losses was $14.93 million (2.66% of loans receivable and 43.20% of non-accrual loans) at December 31, 2009. The Company had net charge-offs of $415,000 during the three months ended December 31, 2010 and net charge-offs of $1.84 million for the three months ended December 31, 2009.

Non-accrual and loans past due 90 days or more and still accruing increased $282,000 to $26.47 million at December 31, 2010 from $26.19 million at September 30, 2010. For additional information, see the section entitled "Comparison of Financial Condition at December 31, 2010 and September 30, 2010
- Non-performing Assets" included herein.

While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company's financial condition and results of operations. In addition, the determination of the amount of the Bank's allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their analysis of information available to them at the time of their examination. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Company's financial condition and results of operations. For additional information, see Note 6 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Non-interest Income: Total non-interest income increased $982,000, or 49.9%, to $2.95 million for the quarter ended December 31, 2010 from $1.97 million for the quarter ended December 31, 2009. This increase was primarily a result of a $634,000 valuation allowance recovery on MSRs, a $252,000 increase in gain on sale of loans and a $79,000 gain on the sale of MBS. Also contributing to the increased non-interest income was a $152,000 decrease in the net OTTI on MBS and other investments for the quarter ended December 31, 2010. These increases to non-interest income were partially offset by a $146,000 decrease to service charges on deposits.

The $634,000 MSR valuation allowance recovery during the quarter ended December 31, 2010 represents the majority of the $890,000 valuation allowance that was recorded during the quarter ended September 30, 2010. The recovery was primarily due to increased mortgage rates at December 31, 2010 relative to September 30, 2010, which reduced prepayment speeds and increased the expected life and corresponding value of the MSR portfolio. The increased gain on sale of loans was primarily due to an increase in the dollar volume of fixed rate one- to four-family mortgage loans sold during the quarter ended December 31, 2010. The Company also recorded a $79,000 gain from the sale of $2.27 million in agency MBS during the quarter ended December 31, 2010.

Non-interest Expense: Total non-interest expense increased by $878,000, or 16.0% to $6.38 million for the quarter ended December 31, 2010 from $5.50 million for the quarter ended December 31, 2009. This increase was primarily a result of a $378,000 increase in OREO and other repossessed items expense, a $140,000 increase in FDIC insurance expense and a $134,000 increase in corporate insurance (including directors' and officers' liability insurance) expenses. Also affecting the comparison was a change in the Bank's vacation accrual policy during the prior year which reduced the salaries and employee benefits expense by $164,000 for the quarter ended December 31, 2009.

The increased OREO and other repossessed asset expenses were primarily due to lower valuations on updated appraisals received for several properties.

Provision for Income Taxes: The provision for income taxes increased to $647,000 for the quarter ended December 31, 2010 from $38,000 for the quarter ended December 31, 2009 primarily as a result of increased income before income taxes. The Company's effective tax rate was 32.3% for the quarter ended December 31, 2010 and 14.5% for the quarter ended December 31, 2009.
The effective tax rate was lower for the quarter ended December 31, 2009 primarily due to a higher percentage of non-taxable BOLI net earnings to total income before income taxes relative to the quarter ended December 31, 2010.

Liquidity
---------
The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments on loans and MBS, proceeds from the sale of loans, proceeds from maturing securities and maturing CDs held for investment, FHLB advances, and other borrowings. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

An analysis of liquidity should include a review of the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2010. The Condensed Consolidated Statement of Cash Flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to changes in assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchases of securities, and the net change in loans. Financing activities present the cash flows associated with the Company's deposit accounts, other borrowings and stock related transactions.

The Company's total cash and cash equivalents decreased by $14.32 million, or 12.8% to $97.47 million at December 31, 2010 from $111.79 million at September 30, 2010. The decrease in liquid assets was primarily a result of the repayment of FHLB advances.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2010, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 20.43%. The Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 30% of total assets, limited by available collateral, under which $55.00 million was outstanding and $124.77 million was available for additional borrowings at December 31, 2010. The Bank also maintains a short-term borrowing line with the FRB with total credit based on eligible collateral. At December 31, 2010, the Bank had $44.50 million available for borrowings with the FRB and there was no outstanding balance on this borrowing line.

Liquidity management is both a short and long-term responsibility of the Bank's management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, and (iv) yields available on interest-bearing deposits. Excess liquidity is invested generally in interest-bearing overnight deposits, federal funds sold, and other short-term investments. If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB and the FRB.

The Bank's primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, land loans, consumer loans, and commercial business loans. At December 31, 2010, the Bank had loan commitments totaling $31.67 million and undisbursed loans in process totaling

$16.29 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. CDs that are scheduled to mature in less than one year from December 31, 2010 totaled $167.22 million. Historically, the Bank has been able to retain a significant amount of its non-brokered CDs as they mature. At December 31, 2010, the Bank had no brokered deposits.


Capital Resources
-----------------
Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 4.0%, (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. The Bank is currently required to maintain a well capitalized status and a Tier 1 leverage capital ratio of at least 10.0% under terms of the Bank MOU.

At December 31, 2010, the Bank was in compliance with all applicable capital requirements.

The following table compares the Company's and the Bank's actual capital amounts at December 31, 2010 to its minimum regulatory capital requirements at that date (dollars in thousands):

                                                             To Be Well
                                                             Capitalized
                                          Capital            Under Prompt
                                          Adequacy           Corrective Action
                        Actual            Purposes           Provisions
                        --------------    --------------     --------------
                        Amount   Ratio    Amount   Ratio     Amount   Ratio
                        ------   -----    ------   -----     ------   -----
Tier 1 leverage capital:
  Consolidated         $81,448   11.37%   $28,645   4.00%     N/A       N/A
  Timberland Bank (1)   74,239   10.42     71,264  10.00     $71,264   10.00%

Tier 1 risk adjusted
 capital:
  Consolidated          81,448   15.28     21,320   4.00      N/A       N/A
  Timberland Bank (1)   74,239   13.96     31,909   6.00      31,909    6.00

Total risk-based
 capital
  Consolidated          88,173   16.54     42,641   8.00      N/A       N/A
  Timberland Bank (1)   80,950   15.22     53,181  10.00      53,181   10.00

-------------------
(1) Reflects the higher Tier 1 leverage capital ratio that the Bank is required to comply with under terms of the Bank MOU with the FDIC and the Division. Also reflects that the Bank is required to maintain Tier 1 risk adjusted capital ratio and Total risk-based capital ratio at or above the "well capitalized" thresholds under the terms of the Bank MOU.

                   TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                         KEY FINANCIAL RATIOS AND DATA
                 (Dollars in thousands, except per share data)

                                              Three Months Ended
                                   ------------------------------------------
                                   December 31,   September 30,   December 31,
                                          2010            2010           2009
                                   ------------------------------------------
PERFORMANCE RATIOS:
Return (loss) on average assets (1)     0.75%          (0.08)%        0.13%
Return (loss) on average equity (1)     6.35%          (0.66)%        1.02%
Net interest margin (1)                 3.82%            3.77%        3.94%
Efficiency ratio                       68.69%           77.66%       65.77%

                                            At              At             At
                                   December 31,   September 30,   December 31,
                                          2010            2010           2009
                                   ------------------------------------------
ASSET QUALITY RATIOS:
Non-accrual loans                     $26,166         $24,864       $34,563
Loans past due 90 days and still
 accruing                                 305           1,325         6,299
Non-performing investment securities    3,325           3,390         2,976
OREO & other repossessed assets        12,612          11,519         8,119
                                      -------         -------       -------
Total non-performing assets           $42,408         $41,098       $51,957
                                      =======         =======       =======

Non-performing assets to total
 assets                                  5.87%           5.53%         7.25%
Allowance for loan losses to
 non-performing loans                      45%             45%           43%
Troubled debt restructured loans
 on accrual status (2)                $ 8,841         $ 8,995       $   - -


BOOK VALUES:
Book value per common share           $ 10.04         $  9.89       $ 10.16
Tangible book value per common
 share (3)                            $  9.17         $  9.00       $  9.26

------------------
(1)  Annualized
(2) Does not include troubled debt restructured loans totaling $6,756, $7,405 and $9,799 that were included as non-accrual loans at December 31, 2010, September 30, 2010 and December 31, 2009, respectively.
(3) Calculation subtracts goodwill and core deposit intangible from the equity component.

                                              Three Months Ended
                                   ------------------------------------------
                                   December 31,   September 30,   December 31,
                                          2010            2010           2009
                                   ------------------------------------------
AVERAGE BALANCE SHEET:
----------------------
Average total loans                   $539,007       $544,561       $561,378
Average total interest earning
 assets (1)                            663,761        678,925        648,716
Average total assets                   722,007        737,854        701,614
Average total interest bearing
 deposits                              523,221        518,683        474,898
Average FHLB advances & other
 borrowings                             55,546         75,584         85,537
Average shareholders' equity            85,596         86,086         87,756

---------------
(1) Includes loans and MBS on non-accrual status

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There were no material changes in information concerning market risk from the information provided in the Company's Form 10-K for the fiscal year ended September 30, 2010.


Item 4.  Controls and Procedures
--------------------------------

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange
     Act) that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
Neither the Company nor the Bank is a party to any material legal proceedings at this time. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 1A.  Risk Factors
----------------------
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2010 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------
     Not applicable


Item 3.  Defaults Upon Senior Securities
----------------------------------------
See discussion in Item 2 of Part 1 with respect to cumulative preferred stock dividends in arrears, which discussion is incorporated here by reference.


Item 4. Removed and Reserved
----------------------------


Item 5.  Other Information
--------------------------
None to be reported.


Item 6.  Exhibits
-----------------
    (a)  Exhibits
         3.1   Articles of Incorporation of the Registrant (1)
         3.2 Certificate of Designation relating to the Company's Fixed Rate Cumulative Perpetual Preferred Stock Series A (2)
         3.3   Bylaws of the Registrant (1)
         3.4   Amendment to Bylaws (3)
         4.1 Warrant to purchase shares of Company's common stock dated December 23, 2008 (2)
         4.2 Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated December 23, 2008 between the Company and the United States Department of the Treasury (2)
        10.1   Employee Severance Compensation Plan, as revised (4)
        10.2   Employee Stock Ownership Plan (4)
        10.3   1999 Stock Option Plan (5)
        10.4   Management Recognition and Development Plan (5)
        10.5   2003 Stock Option Plan (6)
        10.6   Form of Incentive Stock Option Agreement (7)
        10.7   Form of Non-qualified Stock Option Agreement (7)
        10.8   Form of Management Recognition and Development Award Agreement
               (7)
        10.9 Employment Agreement between the Company and the Bank and Michael R. Sand (8)
        10.10  Employment Agreement between the Company and the Bank and Dean
               J. Brydon (8)
        10.11  Form of Compensation Modification Agreements (2)
        31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act
        31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act
        32 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act

        --------------------
       (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (333- 35817).
       (2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 23, 2008.
       (3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2002.

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

                                         Timberland Bancorp, Inc.

Date:   February 7, 2011          By: /s/ Michael R. Sand
                                      ---------------------------------
                                      Michael R. Sand
                                      Chief Executive Officer
                                      (Principal Executive Officer)



Date:   February 7, 2011          By: /s/ Dean J. Brydon
                                      ---------------------------------
                                      Dean J. Brydon
                                      Chief Financial Officer
                                      (Principal Financial Officer)

                                EXHIBIT INDEX

Exhibit No.                  Description of Exhibit

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act