Form 10-Q
period 2011-03-31
TIMBERLAND BANCORP INC
filed 2011-05-10
CIK 1046050

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2011

                                     OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period From _____ to _____.

                       Commission file number 0-23333

                           TIMBERLAND BANCORP, INC.
           (Exact name of registrant as specified in its charter)

           Washington                                  91-1863696
(State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)

            624 Simpson Avenue, Hoquiam, Washington         98550
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

Large accelerated filer       Accelerated Filer      Non-accelerated filer
                       ----                    ----                       ----
Smaller reporting company  X
                          ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       No  X
   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                      SHARES OUTSTANDING AT APRIL 30, 2011
           -----                      ------------------------------------
Common stock, $.01 par value                       7,045,036

                                     INDEX

                                                                        Page
PART I.     FINANCIAL INFORMATION                                       ----

   Item 1.  Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets                        3

            Condensed Consolidated Statements of Operations              4-5

            Condensed Consolidated Statements of Shareholders' Equity    6

            Condensed Consolidated Statements of Cash Flows              7-8

            Condensed Consolidated Statements of Comprehensive
             Income (Loss)                                               9


             Notes to Condensed Consolidated Financial Statements        10-32

   Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        32-49


   Item 3.   Quantitative and Qualitative Disclosures About Market Risk  50

   Item 4.   Controls and Procedures                                     50

PART II.     OTHER INFORMATION

   Item 1.   Legal Proceedings                                           50

   Item 1A.  Risk Factors                                                50

   Item 2.   Unregistered Sales of Equity Securities and Use of
              Proceeds                                                   51

   Item 3.   Defaults Upon Senior Securities                             51

   Item 4.   (Removed and Reserved)                                      51

   Item 5.   Other Information                                           51

   Item 6.   Exhibits                                                    51-52

SIGNATURES                                                               53

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
          --------------------
                      TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 2011 and September 30, 2010
                    (Dollars in thousands, except share data)
                                  (Unaudited)        March 31,  September 30,
                                                         2011           2010
                                                     -----------------------
Assets
Cash and cash equivalents:
  Cash and due from financial institutions           $ 11,126       $  9,466
  Interest-bearing deposits in banks                  107,871        102,320
                                                     -----------------------
  Total cash and cash equivalents                     118,997        111,786
                                                     -----------------------

Certificates of deposit ("CDs") held for investment
 (at cost)                                             17,430         18,047
Mortgage-backed securities ("MBS") and other
 investments - held to maturity,                        4,497          5,066
 at amortized cost (estimated fair value $4,536
 and $4,842)
MBS and other investments - available for sale          7,893         11,119
Federal Home Loan Bank of Seattle ("FHLB") stock        5,705          5,705

Loans receivable                                      537,856        535,885
Loans held for sale                                     1,169          2,970
Less: Allowance for loan losses                       (11,798)       (11,264)
                                                     -----------------------
   Net loans receivable                               527,227        527,591
                                                     -----------------------

Premises and equipment, net                            17,106         17,383
Other real estate owned ("OREO") and other
 repossessed assets, net                               10,140         11,519
Accrued interest receivable                             2,674          2,630
Bank owned life insurance ("BOLI")                     13,640         13,400
Goodwill                                                5,650          5,650
Core deposit intangible ("CDI")                           481            564
Mortgage servicing rights ("MSRs"), net                 2,702          1,929
Prepaid Federal Deposit Insurance Corporation
 ("FDIC") insurance assessment                          2,653          3,268
Other assets                                            7,063          7,030
                                                     -----------------------
   Total assets                                      $743,858       $742,687
                                                     =======================

Liabilities and shareholders' equity
Deposits: Non-interest-bearing demand                $ 58,957       $ 58,755
Deposits: Interest-bearing                            538,206        520,114
                                                     -----------------------
   Total deposits                                     597,163        578,869
                                                     -----------------------

FHLB advances                                          55,000         75,000
Repurchase agreements                                     595            622
Other liabilities and accrued expenses                  3,519          2,788
                                                     -----------------------
   Total liabilities                                  656,277        657,279
                                                     -----------------------

Shareholders' equity
Preferred stock, $.01 par value; 1,000,000 shares
 authorized; 16,641 shares, Series A, issued and       15,875         15,764
 outstanding; $1,000 per share liquidation value
Common stock, $.01 par value; 50,000,000 shares
 authorized; 7,045,036 shares issued and               10,410         10,377
 outstanding
Unearned shares - Employee Stock Ownership Plan
 ("ESOP")                                              (2,115)        (2,247)
Retained earnings                                      64,153         62,238
Accumulated other comprehensive loss                     (742)          (724)
                                                     -----------------------
   Total shareholders' equity                          87,581         85,408
                                                     -----------------------
   Total liabilities and shareholders' equity        $743,858       $742,687
                                                     =======================

      See notes to unaudited condensed consolidated financial statements

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three and six months ended March 31, 2011 and 2010
                   (Dollars in thousands, except share amounts)
                                  (unaudited)

                                   Three Months Ended      Six Months Ended
                                        March 31,               March 31,
                                     2011       2010        2011        2010
                                  -------------------     -------------------
Interest and dividend income
Loans receivable                  $ 8,240     $ 8,832     $16,774     $17,897
MBS and other investments             162         239         344         456
Dividends from mutual funds             8           9          16          18
Interest bearing deposits in
 banks                                 83          77         170         128
                                  -------------------     -------------------
  Total interest and dividend
   income                           8,493       9,157      17,304      18,499
                                  -------------------     -------------------
Interest expense
Deposits                            1,591       1,958       3,342       4,036
FHLB advances - long term             550         751       1,279       1,624
Federal Reserve Bank of San
 Francisco ("FRB") and other
 borrowings                           - -           2         - -           2
                                  -------------------     -------------------
  Total interest expense            2,141       2,711       4,621       5,662
                                  -------------------     -------------------

  Net interest income               6,352       6,446      12,683      12,837

Provision for loan losses             700       5,195       1,600       7,795
                                  -------------------     -------------------
  Net interest income after
   provision for loan losses        5,652       1,251      11,083       5,042
                                  -------------------     -------------------
Non-interest income
Total other than temporary
 impairment ("OTTI")                   (9)       (258)       (154)       (607)
Portion of OTTI recognized in other
 comprehensive loss (before taxes)    (26)     (1,298)        (17)     (1,269)
                                  -------------------     -------------------
  Net OTTI recognized in earnings     (35)     (1,556)       (171)     (1,876)

Realized loss on MBS and other
 investments                           (2)         (1)         (2)        (17)
Gains on sales of MBS and other
 investments                          - -         - -          79         - -
Service charges on deposits           898       1,022       1,882       2,152
ATM transaction fees                  458         386         869         747
BOLI net earnings                     118         115         240         249
Gains on sales of loans, net          266         300         967         749
Servicing income (expense) on
 loans sold                            16          25         (20)         54
Valuation recovery (allowance)
 on MSRs                              206         (22)        840         (22)
Fee income from non-deposit
 investment sales                      17           3          48          35
Other                                 166         158         328         328
                                  -------------------     -------------------
  Total non-interest income         2,108         430       5,060       2,399
                                  -------------------     -------------------

       See notes to unaudited condensed consolidated financial statements

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OPERATIONS (continued)
              For the three and six months ended March 31, 2011 and 2010
                   (Dollars in thousands, except share amounts)
                                  (unaudited)

                                   Three Months Ended      Six Months Ended
                                       March 31,               March 31,
                                     2011       2010        2011        2010
                                  -------------------     -------------------

Non-interest expense
Salaries and employee benefits    $ 3,115     $ 2,921     $ 6,243     $ 5,902
Premises and equipment                675         702       1,369       1,403
Advertising                           201         220         368         392
OREO and other repossessed
 assets expense, net                    6         344         434         395
ATM expenses                          206         171         380         326
Postage and courier                   146         142         261         270
Amortization of CDI                    42          48          83          95
State and local taxes                 160         153         320         294
Professional fees                     196         196         377         368
FDIC insurance                        332         806         672       1,005
Insurance                              89         109         243         129
Other                               1,010         880       1,804       1,611
                                  -------------------     -------------------
  Total non-interest expense        6,178       6,692      12,554      12,190
                                  -------------------     -------------------
Income (loss) before federal and
 state income taxes                 1,582      (5,011)      3,589      (4,749)

Provision (benefit) for federal
 and state income taxes               499      (1,833)      1,147      (1,795)
                                  -------------------     -------------------

  Net income (loss)                 1,083      (3,178)      2,442      (2,954)

Preferred stock dividends            (208)       (208)       (416)       (416)
Preferred stock discount
 accretion                            (56)        (52)       (111)       (103)
                                  -------------------     -------------------
Net income (loss) to common
 shareholders:                    $   819     $(3,438)    $ 1,915     $(3,473)
                                  ===================     ===================
Net income (loss) per common share:
  Basic                           $  0.12     $ (0.51)    $  0.28     $ (0.52)
  Diluted                         $  0.12     $ (0.51)    $  0.28     $ (0.52)

Weighted average shares outstanding:
  Basic                         6,745,250   6,713,958   6,745,250   6,711,950
  Diluted                       6,745,250   6,713,958   6,745,250   6,711,950

Dividends paid per common
 share:                             $ - -      $ 0.01      $  - -      $ 0.04

     See notes to unaudited condensed consolidated financial statements

                             TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            For the six months ended March 31, 2011 and the year ended September 30, 2010
                       (Dollars in thousands, except per share amounts)
                                           (Unaudited)

                                                                                           Accumu-
                                                                                             lated
                             Number of Shares         Amount         Unearned                Other
                           -------------------  ------------------     Shares              Compre-
                           Preferred    Common  Preferred   Common  Issued to   Retained   hensive
                               Stock     Stock      Stock    Stock       ESOP   Earnings      Loss    Total
                              ------    ------    -------   ------  ---------   --------  ---------   -----
Balance, September 30, 2009   16,641   7,045,036  $15,554   $10,315   $(2,512)  $65,854   $(2,012)  $87,199

Net loss                         - -         - -      - -       - -       - -    (2,291)      - -    (2,291)
Accretion of preferred stock
 discount                        - -         - -      210       - -       - -      (210)      - -       - -
Cash dividends
  ($0.04 per common share)       - -         - -      - -       - -       - -      (283)      - -      (283)
  (5% preferred stock)           - -         - -      - -       - -       - -      (832)      - -      (832)
Earned ESOP shares               - -         - -      - -       (78)      265       - -       - -       187
MRDP (1) compensation expense    - -         - -      - -       134       - -       - -       - -       134
Stock option compensation
 expense                         - -         - -      - -         6       - -       - -       - -         6
Unrealized holding gain on
 securities available for
 sale, net of tax                - -         - -      - -       - -       - -       - -       491       491
Change in OTTI on securities
 held to maturity, net of tax    - -         - -      - -       - -       - -       - -       766       766
Accretion of OTTI on securities
 held to maturity, net of tax    - -         - -      - -       - -       - -       - -        31        31

                              ------   ---------  -------  -------    -------   -------     -----   -------
Balance, September 30, 2010   16,641   7,045,036   15,764    10,377    (2,247)   62,238      (724)   85,408

Net income                       - -         - -      - -       - -       - -     2,442       - -     2,442
Accretion of preferred stock
 discount                        - -         - -      111       - -       - -      (111)      - -       - -
5% preferred stock dividend      - -         - -      - -       - -       - -      (416)      - -      (416)
Earned ESOP shares               - -         - -      - -       (55)      132       - -       - -        77
MRDP (1) compensation expense    - -         - -      - -        85       - -       - -       - -        85
Stock option compensation
 expense                         - -         - -      - -         3       - -       - -       - -         3
Unrealized holding loss on
 securities available for
 sale, net of tax                - -         - -      - -      - -        - -       - -       (48)      (48)
Change in OTTI on securities
 held to maturity, net of tax    - -         - -      - -      - -        - -       - -        11        11
Accretion of OTTI on securities
 held to maturity, net of tax    - -         - -      - -      - -        - -       - -        19        19

                              ------   ---------  -------  -------    -------   -------     -----   -------
Balance, March 31, 2011       16,641   7,045,036  $15,875  $10,410    $(2,115)  $64,153     $(742)  $87,581
                              ======   =========  =======  =======    =======   =======     =====   =======

-------------
(1) 1998 Management Recognition and Development Plan ("MRDP").



                    See notes to unaudited condensed consolidated financial statements



                    TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended March 31, 2011 and 2010
                             (Dollars in thousands)
                                  (unaudited)
                                                    Six Months Ended March 31,
Cash flow from operating activities                       2011        2010
                                                        -------------------

Net income (loss)                                       $ 2,442     $(2,954)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Provision for loan losses                               1,600       7,795
  Depreciation                                              499         595
  Deferred federal income taxes                             128         (89)
  Amortization of CDI                                        83          95
  Earned ESOP shares                                        132         133
  MRDP compensation expense                                  85          85
  Stock option compensation expense                           3           3
  Gains on sales of OREO and other repossessed assets,
   net                                                     (555)       (188)
  Provision for OREO losses                                 684         346
  Loss on disposition of premises and equipment               3          13
  BOLI net earnings                                        (240)       (240)
  Gains on sales of loans, net                             (967)       (749)
  Decrease in deferred loan origination fees               (169)       (153)
  OTTI losses on MBS and other investments                  171       1,876
  Gains on sales of available for sale securities           (79)        - -
  Realized losses on held to maturity securities              2          17
Loans originated for sale                               (35,449)    (31,401)
Proceeds from sale of loans                              38,217      32,321
Increase in other assets, net                              (431)     (5,580)
Increase (decrease) in other liabilities and accrued
 expenses, net                                              316        (301)
                                                        -------------------
Net cash provided by operating activities                 6,475       1,624

Cash flow from investing activities
Net decrease (increase) in CDs held for investment          617     (14,857)
Proceeds from maturities and prepayments of securities
 available for sale                                         981       1,635
Proceeds from maturities and prepayments of securities
 held to maturity                                           497         627
Proceeds from sales of available for sale securities      2,272         - -
Increase in loans receivable, net                        (3,395)     (6,015)
Additions to premises and equipment                        (225)       (313)
Proceeds from sales of OREO and other repossessed
 assets                                                   1,777       1,308
                                                        -------------------
Net cash provided by (used in) investing activities       2,524     (17,615)

Cash flow from financing activities
Increase in deposits, net                                18,294      46,063
Repayment of FHLB advances                              (20,000)    (20,000)
Decrease in repurchase agreements                           (27)       (332)
ESOP tax effect                                             (55)        (48)
MRDP compensation tax effect                                - -           2
Payment of dividends                                        - -        (699)
                                                        -------------------
Net cash provided by (used in) financing activities      (1,788)     24,986

      See notes to unaudited condensed consolidated financial statements

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                For the six months ended March 31, 2011 and 2010
                             (Dollars in thousands)
                                  (Unaudited)


                                                   Six Months Ended March 31,
                                                         2011        2010
                                                        -------------------

Net increase in cash and cash equivalents               $  7,211    $ 8,995
Cash and cash equivalents
  Beginning of period                                    111,786     66,462
                                                        -------------------
  End of period                                         $118,997    $75,457
                                                        ===================
Supplemental disclosure of cash flow information
  Income taxes paid                                     $  1,137    $   791
  Interest paid                                            4,738      5,775

Supplemental disclosure of non-cash investing
 activities
  Loans transferred to OREO and other repossessed
   assets                                               $  2,065    $ 8,006
  Loan originated to facilitate the sale of OREO           1,538      1,248




      See notes to unaudited condensed consolidated financial statements

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
            For the three and six months ended March 31, 2011 and 2010
                         (Dollars in thousands)
                                 (Unaudited)

                                     Three Months Ended     Six Months Ended
                                         March 31,             March 31,
                                     2011       2010        2011        2010
                                  -------------------     -------------------
Comprehensive income (loss):
  Net income (loss)               $1,083      $(3,178)    $2,442      $(2,954)
  Unrealized holding gain (loss)
   on securities available for
   sale, net of tax                   27          187        (48)         305
  Change in OTTI on securities
   held-to-maturity, net of tax:
    Additions                         (8)         105        (55)          60
    Additional amount recognized
     related to credit loss for
     which OTTI was previously
     recognized                       13          785          9          696
    Amount reclassified to credit
     loss for previously recorded
     market loss                      12          (46)        57           69
    Accretion of OTTI securities
     held-to-maturity, net of tax     13           10         19           18
                                  -------------------     -------------------
Total comprehensive income
 (loss)                           $1,140      $(2,137)    $2,424      $(1,806)
                                  ===================     ===================



     See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation: The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are in the opinion of management necessary for a fair presentation of the interim condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2010 ("2010 Form 10-K"). The results of operations for the three and six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(e) Certain prior period amounts have been reclassified to conform to the March 31, 2011 presentation with no change to net income (loss) or total shareholders' equity previously reported.


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

In addition, on February 1, 2010, the Federal Reserve Bank of San Francisco ("FRB") determined that the Company required additional supervisory attention and entered into a Memorandum of Understanding with the Company ("Company MOU"). Under the Company MOU, the Company must, among other things, obtain prior written approval or non-objection from the FRB to declare or pay any dividends, or make any other capital distributions; issue any trust preferred securities; or purchase or redeem any of its stock. The FRB has denied the Company's requests to pay dividends on its Series A Preferred Stock issued under the U.S. Treasury Department's Capital Purchase Program ("CPP") for payments due May 15, 2010, August 15, 2010, November 15, 2010 and February 15,
2011.   For additional information on the CPP, see Note 3 below entitled "U.S
Treasury Department's Capital Purchase Program."


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

Under the Company MOU, the Company must, among other things, obtain prior written approval, or non-objection from the FRB to declare or pay any dividends. The FRB has denied the Company's requests to pay dividends on its Series A Preferred Stock issued under the CPP for payments due May 15, 2010, August 15, 2010, November 15, 2010 and February 15, 2011. There can be no assurances that the FRB will approve such payments or dividends in the future.
 The Company may not declare or pay dividends on its common stock or, with certain exceptions, repurchase common stock without first having paid all cumulative preferred dividends that are due. If dividends on the Series A Preferred Stock are not paid for six quarters, whether or not consecutive, the Treasury has the right to appoint two members to the Company's Board of Directors.

(4) MBS AND OTHER INVESTMENTS

MBS and other investments have been classified according to management's intent and are as follows as of March 31, 2011 and September 30, 2010 (in thousands):

                                                 Gross         Gross
                               Amortized    Unrealized    Unrealized     Fair
                                    Cost         Gains        Losses    Value
                               ---------    ----------    ----------   -------
March 31, 2011
--------------

Held to Maturity
 MBS:
   U.S. government agencies     $ 1,949        $  47        $   (4)   $ 1,992
   Private label residential      2,521          224          (230)     2,515
 U.S. agency securities              27            2           - -         29
                                -------        -----        ------    -------
  Total                         $ 4,497        $ 273        $ (234)   $ 4,536
                                =======        =====        ======    =======
Available for Sale
 MBS:
   U.S. government agencies     $ 4,963        $ 149        $   (3)   $ 5,109
   Private label residential      1,930           66          (173)     1,823
 Mutual funds                     1,000          - -           (39)       961
                                -------        -----        ------    -------
  Total                         $ 7,893        $ 215        $ (215)   $ 7,893
                                =======        =====        ======    =======
September 30, 2010
------------------

Held to Maturity
 MBS:
   U.S. government agencies     $ 2,107        $  29        $   (5)   $ 2,131
   Private label residential      2,931          161          (411)     2,681
 U.S. agency securities              28            2           - -         30
                                -------        -----        ------    -------
  Total                         $ 5,066        $ 192        $ (416)   $ 4,842
                                =======        =====        ======    =======
Available for Sale
 MBS:
   U.S. government agencies     $ 7,846        $ 262        $  - -    $ 8,108
   Private label residential      2,198           73          (248)     2,023
 Mutual funds                     1,000          - -           (12)       988
                                -------        -----        ------    -------
  Total                         $11,044        $ 335        $ (260)   $11,119
                                =======        =====        ======    =======

The estimated fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2011 are as follows (in thousands):

                 Less Than 12 Months  12 Months or Longer
                 -------------------  -------------------  Total
                 Esti-                Esti-                Esti-
                 mated   Gross        mated   Gross        mated    Gross
Description of   Fair    Unrealized   Fair    Unrealized   Fair     Unrealized
 Securities      Value   Losses       Value   Losses       Value    Losses
                 -----   ------       -----   ------       -----    ------

Held to Maturity
 MBS:
   U.S.
    government
    agencies     $ 173    $ (1)       $  372   $  (3)      $  545    $   (4)
   Private label
    residential    - -     - -           650    (230)         650      (230)
                 -----    ----        ------   -----       ------    ------
  Total          $ 173    $ (1)       $1,022   $(233)      $1,195    $ (234)
                 =====    ====        ======   =====       ======    ======

Available for Sale
 MBS:
   U.S.
    government
    agencies     $ 186    $ (3)       $  - -   $ - -       $  186    $   (3)
   Private label
    residential    - -     - -         1,094    (173)       1,094      (173)
 Mutual funds      - -     - -           961     (39)         961       (39)
                 -----    ----        ------   -----       ------    ------
  Total          $ 186    $ (3)       $2,055   $(212)      $2,241    $ (215)
                 =====    ====        ======   =====       ======    ======

During the three months ended March 31, 2011 and 2010, the Company recorded net OTTI charges through earnings on residential MBS of $35,000 and $1.56 million, respectively. During the six months ended March 31, 2011 and 2010 the Company recorded net OTTI charges through earnings on residential MBS of $171,000 and $1.88 million, respectively. The Company provides for the bifurcation of OTTI into (i) amounts related to credit losses which are recognized through earnings, and (ii) amounts related to all other factors which are recognized as a component of other comprehensive income (loss).

To determine the component of the gross OTTI related to credit losses, the Company compared the amortized cost basis of each OTTI security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. The revised expected cash flow estimates for individual securities are based primarily on an analysis of default rates, prepayment speeds and third-party analytic reports. Significant judgment by management is required in this analysis that includes, but is not limited to, assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans. The following table presents a summary of the significant inputs utilized to measure management's estimate of the credit loss component on OTTI securities as of March 31, 2011 and September 30, 2010:

                                                 Range
                                          ---------------------     Weighted
                                          Minimum       Maximum      Average
                                          -------       -------     --------
At March 31, 2011
-----------------
Constant prepayment rate                   6.00%         15.00%       10.41%
Collateral default rate                    0.43%         39.34%        9.87%
Loss severity rate                        25.20%         65.15%       43.54%

At September 30, 2010
---------------------
Constant prepayment rate                  6.00%          15.00%        8.28%
Collateral default rate                   3.69%          68.09%       34.75%
Loss severity rate                       30.02%          60.43%       45.35%

The following tables present the OTTI for the three and six months ended March 31, 2011 and 2010 (in thousands).

                                 Three months ended      Three months ended
                                   March 31, 2011          March 31, 2010
                                 -------------------    --------------------
                                 Held To   Available    Held To    Available
                                 Maturity   For Sale    Maturity    For Sale
                                 --------  ---------    --------   ---------
Total OTTI                        $   8      $   1       $  211      $   47
Portion of OTTI recognized in
 other comprehensive loss
 (before taxes) (1)                  26        - -        1,298         - -
                                  -----      -----       ------      ------
Net OTTI recognized in
 earnings (2)                     $  34      $   1       $1,509      $   47
                                  =====      =====       ======      ======

                                   Six months ended       Six months ended
                                    March 31, 2011         March 31, 2010
                                 -------------------    --------------------
                                 Held To   Available    Held To    Available
                                 Maturity   For Sale    Maturity    For Sale
                                 --------  ---------    --------   ---------

Total OTTI                        $ 153      $   1       $  514      $   93
Portion of OTTI recognized in
 other comprehensive loss
 (before taxes) (1)                  17        - -        1,269         - -
                                  -----      -----       ------      ------
Net OTTI recognized in
 earnings (2)                     $ 170      $   1       $1,783      $   93
                                  =====      =====       ======      ======
-------------
(1)  Represents OTTI related to all other factors.
(2)  Represents OTTI related to credit losses.

The following table presents a roll-forward of the credit loss component of held to maturity debt securities that have been written down for OTTI with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in other comprehensive income (loss) for the six months ended March 31, 2011 and 2010 (in thousands).

                                               Six months ended March 31,
                                                 2011            2010
                                               -------         -------
Beginning balance of credit loss               $ 4,725         $ 3,551
Additions:
 Credit losses for which OTTI was
  not previously recognized                         47             374
 Additional increases to the amount
  related to credit loss for which OTTI
  was previously recognized                        124           1,472
Subtractions:
 Realized losses recorded previously
  as credit losses                                (881)           (252)
                                               -------         -------
Ending balance of credit loss                  $ 4,015         $ 5,145
                                               =======         =======

There were no gross realized gains on sale of securities for the three months ended March 31, 2011. There was a gross realized gain on sale of securities for the six months ended March 31, 2011 of $79,000. There were no gross realized gains on sale of securities for the three or six months ended March 31, 2010. During the three months ended March 31, 2011, the Company recorded a $386,000 realized loss (as a result of the securities being deemed worthless) on 17 held to maturity residential MBS of which $384,000 had been recognized previously as a credit loss. During the six months ended March 31, 2011, the Company recorded a $883,000 realized loss on 18 held to maturity residential MBS and one available for sale residential MBS of which $881,000 had been recognized previously as a credit loss. During the three months ended March 31, 2010, the Company recorded a $141,000 realized loss on six held to maturity residential MBS of which $140,000 had previously been recognized as a credit loss. During the six months ended March 31, 2010, the Company recorded a $252,000 realized loss on eight held to maturity residential MBS of which $235,000 had been recognized previously as a credit loss.

The amortized cost of residential mortgage-backed and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral, retail repurchase agreements and other non-profit organization deposits totaled $9.02 million and $12.80 million at March 31, 2011 and September 30, 2010, respectively.

The contractual maturities of debt securities at March 31, 2011 are as follows (in thousands). Expected maturities may differ from scheduled maturities as a result of the prepayment of principal or call provisions.

                                   Held to Maturity      Available for Sale
                                   ----------------      ------------------
                                            Estimated              Estimated
                                 Amortized       Fair   Amortized       Fair
                                 Cost           Value   Cost           Value
                                 ---------  ---------   ---------- ---------

Due within one year              $   - -     $   - -     $   235    $   231
Due after one year to five years      21          22         - -        - -
Due after five to ten years           33          35         121        130
Due after ten years                4,443       4,479       6,537      6,571
                                 -------     -------     -------    -------
  Total                          $ 4,497     $ 4,536     $ 6,893    $ 6,932
                                 =======     =======     =======    =======

(5) FHLB STOCK

The Company views its investment in the FHLB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; 2) the impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB. On October 25, 2010, the FHLB announced that it had entered into a Consent Agreement with the Federal Housing Finance Agency ("FHFA"), which requires the FHLB to take certain specific actions related to its business and operations. The FHLB will not pay a dividend or repurchase capital stock while it is classified as undercapitalized. As of March 31, 2011, the FHLB reported that it had met all of its regulatory capital requirements pursuant to the Consent Agreement issued by the FHFA. The Company does not believe that its investment in the FHLB is impaired and did not recognize an OTTI loss on its FHLB stock during the three and six months ended March 31, 2011. However, this estimate could change in the near term if: 1) significant other-than-temporary losses are incurred on the FHLB's MBS causing a significant decline in its regulatory capital status; 2) the economic losses resulting from credit deterioration on the FHLB's MBS increases significantly or 3) capital preservation strategies being utilized by the FHLB become ineffective.

(6) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable and loans held for sale consisted of the following at March 31, 2011 and September 30, 2010 (dollars in thousands):

                                            March 31,          September 30,
                                             2011                  2010
                                        ----------------     ----------------
                                        Amount   Percent     Amount   Percent
                                        ------   -------     ------   -------
Mortgage loans:
 One- to four-family (1)               $115,193    20.7%    $121,014    21.6%
 Multi-family                            29,724     5.3       32,267     5.8
 Commercial                             224,489    40.2      208,002    37.2
 Construction and land development       65,325    11.7       69,271    12.4
 Land                                    57,643    10.3       62,999    11.3
                                       --------   -----     --------   -----
   Total mortgage loans                 492,374    88.2      493,553    88.3

Consumer loans:
 Home equity and second mortgage         37,478     6.7       38,418     6.9
 Other                                    8,512     1.6        9,086     1.6
                                       --------   -----     --------   -----
   Total consumer loans                  45,990     8.3       47,504     8.5

Commercial business loans                19,605     3.5       17,979     3.2
                                       --------   -----     --------   -----

   Total loans receivable               557,969   100.0%     559,036   100.0%
                                       --------   =====     --------   =====
Less:
 Undisbursed portion of construction
  loans in process                      (16,884)             (17,952)
 Deferred loan origination fees          (2,060)              (2,229)
 Allowance for loan losses              (11,798)             (11,264)
                                       --------             --------

   Total loans receivable, net         $527,227             $527,591
                                       ========             ========
-------------
(1)  Includes loans held for sale.

Construction and Land Development Loan Portfolio Composition
------------------------------------------------------------
The following table sets forth the composition of the Company's construction and land development loan portfolio at March 31, 2011 and September 30, 2010 (dollars in thousands):

                                            March 31,          September 30,
                                              2011                  2010
                                        ----------------     ----------------
                                        Amount   Percent     Amount   Percent
                                        ------   -------     ------   -------

Custom and owner/builder               $29,375      45.0%   $30,945     44.7%
Speculative one- to four-family          3,013       4.6      4,777      6.9
Commercial real estate                  24,863      38.1     23,528     33.9
Multi-family
 (including condominiums)                3,905       5.9      3,587      5.2
Land development                         4,169       6.4      6,434      9.3
                                       -------     -----    -------    -----
   Total construction and
    land development loans             $65,325     100.0%   $69,271    100.0%
                                       =======     =====    =======    =====

Loan Segment Risk Characteristics

One- To Four-Family Residential Lending: The Company originates both fixed rate and adjustable rate loans secured by one- to four-family residences. A portion of the fixed-rate one- to four-family loans are sold in the secondary market for asset/liability management purposes and to generate non-interest income. The Company's lending policies generally limit the maximum loan-to-value on one- to four-family loans to 95% of the lesser of the appraised value or the purchase price. However, the Company usually obtains private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property.

Multi-Family Lending: The Company originates loans secured by multi-family dwelling units (more than four units). Multi-family lending generally affords the Company an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by multi-family properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on the loans secured by multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or economy. The Company seeks to minimize these risks by scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.

Commercial Real Estate Lending: The Company originates commercial real estate loans secured by properties such as office buildings, retail/wholesale facilities, motels, restaurants, mini-storage facilities and other commercial properties. Commercial real estate lending generally affords the Company an opportunity to receive interest at higher rates than those available form one- to four-family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or economy. The Company seeks to mitigate these risks by generally limiting the maximum loan-to-value ratio to 80% and scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.

Construction and Land Development Lending: The Company currently originates the following types of construction loans: custom construction loans, owner/builder construction loans, speculative construction loans (on a very limited basis), multi-family construction loans, and commercial real estate construction loans. The Company is no longer originating land development loans.

Custom construction loans are made to home builders who, at the time of construction, have a signed contract with a home buyer who has a commitment to purchase the finished home. Owner/builder construction loans are originated to home owners rather than home builders and are typically refinanced into permanent loans at the completion of construction.

Speculative one-to four-family construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of the loan origination, a signed contract with a home buyer who has a commitment for permanent financing with the Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to provide the debt service for the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified and a sale is consummated. The Company is currently originating speculative one-to four- family construction loans on a very limited basis.

Commercial construction loans are originated to construct properties such as office buildings, hotels, retail rental space and mini-storage facilities. Multi-family construction loans are originated to construct apartment buildings and condominium projects.

The Company historically originated loans to real estate developers for the purpose of developing residential subdivisions. The Company is not currently originating any new land development loans.

Construction lending affords the Company the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than one-to four family residential lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimated cost of construction proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to complete the project. If the estimate of value upon completion proves to be inaccurate, the Company may be confronted with a project whose value is insufficient to assure full repayment and it may incur a loss. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder's ability to sell the property prior to the time that the construction loan is due. The Company has sought to address these risks by adhering to strict underwriting policies, disbursement procedures, and monitoring practices.

Land Lending: The Company has historically originated loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to sell as improved lots. Currently, the Company is not offering land loans to new customers and is attempting to decrease its land loan portfolio. Loans secured by undeveloped land or improved lots involve greater risks than one- to four-family residential mortgage loans because these loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default or foreclosure, the Company may be confronted with a property the value of which is insufficient to assure full repayment. The Company attempts to minimize this risk by generally limiting the maximum loan-to-value ratio on land loans to 75%.

Consumer Lending: Consumer loans generally have shorter terms to maturity than mortgage loans. Consumer loans include home equity lines of credit, second mortgage loans, savings account loans, automobile loans, boat loans, motorcycle loans, recreational vehicle loans and unsecured loans. Home equity lines of credit and second mortgage loans have a greater credit risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Company. Other consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

Commercial Business Lending: Commercial business loans are generally secured by business equipment, accounts receivable, inventory or other property. The Company also generally obtains personal guarantees from the principals based on a review of personal financial statements. Commercial business lending generally involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while the liquidation of collateral is a secondary and potentially insufficient source of repayment.

Allowance for Loan Losses
-------------------------
The following table sets forth information for the three and six months ended March 31, 2011, regarding activity in the allowance for loan losses (in thousands):

                             For the Three Months Ended March 31, 2011
                             -----------------------------------------
                      Beginning                                       Ending
                      Allowance  Provision  Charge-offs  Recoveries  Allowance
                      ---------  ---------  -----------  ----------  ---------
Mortgage loans:
 One-to four-family    $   738    $ (44)       $ 104       $ 148      $   738
 Multi-family              875      131          - -          10        1,016
 Commercial real estate  3,431      670           23         101        4,179
 Construction - custom
  and owner / builder      365      (19)         - -         - -          346
 Construction -
  speculative one-
  to four-family           333      (61)          12         - -          260
 Construction -
  commercial               457     (278)         - -         - -          179
 Construction -
  multi-family             227       36          - -         - -          263
 Construction - land
  development               71      440          483         - -           28
 Land                    3,526      (14)         282          24        3,254
Consumer loans:
 Home equity and
  second mortgage          846     (312)          36           7          505
 Other                     441       (4)           2           1          436
Commercial business
 loans                     439      155          - -         - -          594
                       -------    -----        -----       -----      -------
Total                  $11,749    $ 700        $ 942       $ 291      $11,798
                       =======    =====        =====       =====      =======

                             For the Six Months Ended March 31, 2011
                             -----------------------------------------
                      Beginning                                       Ending
                      Allowance  Provision  Charge-offs  Recoveries  Allowance
                      ---------  ---------  -----------  ----------  ---------
Mortgage loans:
 One-to four-family    $   530    $ 293        $ 233       $ 148      $   738
 Multi-family              393      604          - -          19        1,016
 Commercial real
  estate                 3,173      952           47         101        4,179
 Construction -
  custom and
  owner / builder          481     (135)         - -         - -          346
 Construction -
  speculative one-
  to four-family           414     (114)          40         - -          260
 Construction -
  commercial               245      (66)         - -         - -          179
 Construction -
  multi-family             245       18          - -         - -          263
 Construction - land
  development              240      271          483         - -           28
 Land                    3,709      (81)         413          39        3,254
Consumer loans:
 Home equity and
  second mortgage          922     (310)         114           7          505
 Other                     451       13           30           2          436
Commercial business
 loans                     461      155           22         - -          594
                       -------   ------       ------       -----      -------
Total                  $11,264   $1,600       $1,382       $ 316      $11,798
                       =======   ======       ======       =====      =======

The following table presents information on the loans evaluated individually for impairment and collectively evaluated for impairment in the allowance for loan losses at March 31, 2011 (in thousands):



                           Allowance for Loan Losses                 Recorded Investment in Loans
                           -------------------------                 ----------------------------
                    Individually    Collectively                Individually    Collectively
                    Evaluated for   Evaluated for               Evaluated for   Evaluated for
                     Impairment       Impairment     Total       Impairment       Impairment      Total
                     ----------       ----------     -----       ----------       ----------      -----
December 31, 2010

Mortgage loans:
 One- to four-family   $   73           $   651    $   724        $ 3,607          $111,586      $115,193
 Multi-family             632               375      1,007          5,482            24,242        29,724
 Commercial real estate   287             3,811      4,098         16,261           208,228       224,489
 Construction - custom
  and owner / builder     - -               338        338            548            18,668        19,216
 Construction -
  speculative one- to
  four-family              37               254        291          1,764               824         2,588
 Construction -
  commercial real
  estate                  138               175        313          6,800            13,404        20,204
 Construction -
  multi-family            - -               257        257          1,099             2,166         3,265
 Construction -
  land development        - -                28         28          3,034               134         3,168
 Land                     561             2,678      3,239         11,255            46,388        57,643
Consumer loans:
 Home equity and
  second mortgage          55               440        495            747            36,731        37,478
 Other                      1               426        427             13             8,499         8,512
Commercial business
 loans                    - -               581        581             40            19,565        19,605
                       ------           -------    -------        -------          --------      --------
                       $1,784           $10,014    $11,798        $50,650          $490,435      $541,085
                       ======           =======    =======        =======          ========      ========



Credit Quality Indicators
-------------------------
The Company uses credit risk grades which reflect the Company's assessment of a loan's risk or loss potential. The Company categorizes loans into risk grade categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors such as the estimated fair value of the collateral. The Company uses the following definitions for credit risk ratings:

Pass: Pass loans are defined as those loans that meet acceptable quality underwriting standards.

Watch: Watch loans are defined as those loans that still exhibit marginal acceptable quality, but have some concerns that justify greater attention. If these concerns are not corrected, a potential for further adverse categorization exists. These concerns could relate to a specific condition peculiar to the borrower or their industry segment or the general economic environment.

Special Mention: Special mention loans are defined as those loans deemed by management to have some potential weakness that deserve management's close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the payment prospects of the loan. Assets in this category do not expose the Company to sufficient risk to warrant a substandard classification.

Substandard: Substandard loans are defined as those loans that are inadequately protected by the current net worth, and paying capacity of the obligor, or of the collateral pledged. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. If the weakness or weaknesses are not corrected, there is the distinct possibility that some loss will be sustained.

The following table lists the loan credit risk grades utilized by the Company that serve as credit quality indicators. Each of the credit risk loan grades include high and low factors associated with their classification that are utilized to calculate the aggregate ranges of the allowance for loan losses at March 31, 2011 (in thousands):

Credit Risk Profile by Internally Assigned Grades

(In thousands)                              Loan Grades
                             ---------------------------------------
                                               Special
                              Pass    Watch    Mention   Substandard   Total
                             ------   -----    -------   -----------   -----
Mortgage loans:
 One- to four-family       $100,261  $ 6,959   $ 2,537    $ 5,436    $115,193
 Multi-family                17,598    4,526       669      6,931      29,724
 Commercial                 187,061    8,847     4,920     23,661     224,489
 Construction - custom
  and owner / builder        18,072      274       - -        870      19,216
 Construction -
  speculative one- to
  four-family                    20      - -       - -      2,568       2,588
 Construction - commercial
  real estate                13,404      - -       - -      6,800      20,204
 Construction - multi-
  family                        602      - -       752      1,911       3,265
 Construction - land
  development                   134      - -       - -      3,034       3,168
 Land                        28,106   12,722     4,896     11,919      57,643
Consumer loans:
 Home equity and second
  mortgage                   34,416      953     1,266        843      37,478
 Other                        8,409       90       - -         13       8,512
Commercial business loans    17,516      641       155      1,293      19,605
                           --------  -------   -------    -------    --------
   Total                   $425,599  $35,012   $15,195    $65,279    $541,085
                           ========  =======   =======    =======    ========


The following table presents an age analysis of past due status of loans by category at March 31, 2011 (dollars in thousands):



                                                                                                Past Due
                                                    90 Days                                     90 Days
                           30-59 Days  60-89 Days   or More       Total               Total   or More and
                            Past Due    Past Due   Past Due (1)  Past Due   Current   Loans   Still Accruing
                            --------    --------   -----------   --------   -------   -----   --------------
Mortgage loans:
 One- to four-family         $ 1,251    $   711      $ 3,060      $ 5,022  $110,171  $115,193     $ - -
 Multi-family                  1,449        - -          - -        1,449    28,275    29,724       - -
 Commercial                   13,367        - -        6,425       19,792   204,697   224,489       - -
 Construction - custom and
  owner / builder                322        - -          548          870    18,346    19,216       - -
 Construction - speculative
  one- to four-family            - -        - -          264          264     2,324     2,588
 Construction - commercial       - -      6,800          - -        6,800    13,404    20,204       - -
 Construction - multi-family     812        - -        1,099        1,911     1,354     3,265       - -
 Construction - land
  development                    - -        - -        3,034        3,034       134     3,168       - -
 Land                          2,611        606        8,478       11,695    45,948    57,643        29
Consumer loans:
 Home equity and second
  mortgage                       218        299          743        1,260    36,218    37,478       - -
 Other                            22        - -           13           35     8,477     8,512       - -
Commercial business loans        - -         52          316          368    19,237    19,605       276
                             -------     ------      -------      -------  --------  --------     -----
   Total                     $20,052     $8,468      $23,980      $52,500  $488,585  $541,085     $ 305
                             =======     ======      =======      =======  ========  ========     =====
-----------
(1)  Includes loans past due 90 days or more and still accruing.




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

At March 31, 2011 and September 30, 2010, the Company had impaired loans totaling $50.65 million and $42.25 million, respectively. At March 31, 2011, the Company had loans totaling $305,000 that were 90 days or more past due and still accruing interest. At September 30, 2010, the Company had loans totaling $1.33 million that were 90 days or more past due and still accruing interest. Interest income recognized on impaired loans for the six months ended March 31, 2011 and March 31, 2010 was $760,000 and $496,000,
respectively. Interest income recognized on a cash basis on impaired loans for the six months ended March 31, 2011 and March 31, 2010, was $474,000 and $328,000, respectively. The average investment in impaired loans for the six months ended March 31, 2011 and March 31, 2010 was $44.51 million and $44.36 million, respectively.

Troubled debt restructured loans are loans where the Company, for economic or legal reasons related to the borrower's financial condition, has granted a significant concession to the borrower that it would otherwise not consider. Troubled debt restructured loans are considered impaired loans and can be classified as either accrual or non-accrual. The Company had $27.12 million in troubled debt restructured loans included in impaired loans at March 31, 2011 and had $208,000 in commitments to lend additional funds on these loans. At March 31, 2011, $4.67 million of the $27.12 million in troubled debt restructured loans were on non-accrual status and included in non-performing loans. The Company had $16.40 million in troubled debt restructured loans included in impaired loans at September 30, 2010 and had $1.06 million in commitments to lend additional funds on these loans. At September 30, 2010, $7.41 million of the $16.40 million in troubled debt restructured loans were on non-accrual status and included in non-performing loans.

The following table is a summary of information related to impaired loans as of March 31, 2011 (in thousands):

                                                                                  Average      Interest
                                      Recorded   Unpaid Principal    Related      Recorded      Income
                                     Investment       Balance       Allowance    Investment   Recognized (1)
                                     ----------       -------       ---------    ----------   --------------
With no related allowance recorded:
 Mortgage loans:
  One- to four-family                  $ 2,662        $ 2,794         $  - -      $ 3,272       $   6
  Commercial                            13,138         13,560            - -       12,707         173
  Construction - custom and
   owner / builder                         548            548            - -          414         - -
  Construction - speculative one- to
   four-family                             264            372            - -          608         - -
  Construction - commercial real
   estate                                  - -            - -            - -          - -         - -
  Construction - multi-family            1,099          1,104            - -        1,222         - -
  Construction - land development        3,034          7,656            - -        3,278         - -
  Land                                   6,836         10,266            - -        7,823         - -
 Consumer loans:
  Home equity and second mortgage          408            476            - -          381         - -
  Other                                     12             32            - -           20         - -
  Commercial business loans                 40             40            - -           42           1
                                      -------         -------         ------      -------       -----
     Subtotal                           28,041         36,848            - -       29,767         180

With an allowance recorded:
 Mortgage loans:
  One- to four-family                      945            945             73          631           2
  Multi-family                           5,482          5,482            632        5,477          66
  Commercial                             3,122          3,842            287        1,561          23
  Construction - speculative
   one- to four-family                   1,500          1,500             37        1,125          20
  Construction - commercial              6,800          6,800            138        3,400         112
  Land                                   4,420          4,431            561        3,322          35
 Consumer loans:
  Home equity and second mortgage          339            339             55          362         - -
  Other                                      1              1              1            1         - -
                                      -------         -------         ------      -------       -----
     Subtotal                           22,609         23,340          1,784       15,879         258

Total
 Mortgage loans:
  One- to four-family                    3,607          3,739             73        3,903           8
  Multi-family                           5,482          5,482            632        5,477          66
  Commercial                            16,260         17,402            287       14,268         196
  Construction - custom and
   owner / builder                         548            548            - -          414         - -
  Construction - speculative one-
   to four-family                       1,764           1,872             37        1,733          20
  Construction - commercial real
   estate                               6,800           6,800            138        3,400         112
  Construction - multi-family           1,099           1,104            - -        1,222         - -
  Construction - land development       3,034           7,656            - -        3,278         - -
  Land                                 11,256          14,697            561       11,145          35
 Consumer loans:
  Home equity and second mortgage         747             815             55          743         - -
  Other                                    13              33              1           21         - -
 Commercial business loans                 40              40            - -           42           1
                                      -------         -------         ------      -------       -----
     Total                            $50,650         $60,188         $1,784      $45,646       $ 438
                                      =======         =======         ======      =======       =====
------------
(1)  For  the three months ended March 31, 2011



The following is a summary of information related to impaired loans at September 30, 2010 (in thousands):

Impaired loans without a valuation allowance            $ 36,475
Impaired loans with a valuation allowance                  5,770
                                                        --------
     Total impaired loans                               $ 42,245
                                                        ========

Valuation allowance related to impaired loans              $ 862

The following table sets forth information with respect to the Company's non-performing assets at March 31, 2011 and September 30, 2010 (in thousands):

Loans accounted for on a non-accrual basis:
                                                     March 31,   September 30,
                                                         2011            2010
                                                     --------        --------
 Mortgage loans:
  One- to four family                                $  3,060        $  3,691
  Commercial                                            6,425           7,252
  Construction - custom and owner / builder               548             - -
  Construction - speculative one- to four-family          264           2,050
  Construction - multi-family                           1,099           1,771
  Construction - land development                       3,034           3,788
  Land                                                  8,449           5,460
 Consumer loans:
  Home equity and second mortgage                         743             781
  Other                                                    13              25
 Commercial business                                       40              46
                                                     --------        --------
     Total                                             23,675          24,864

Accruing loans which are contractually
  past due 90 days or more                                305           1,325
                                                     --------        --------

Total of non-accrual and 90 days past due loans        23,980          26,189

Non-accrual investment securities                       3,355           3,390

OREO and other repossessed assets                      10,140          11,519
                                                     --------        --------
  Total non-performing assets (1)                    $ 37,475        $ 41,098
                                                     ========        ========

Troubled debt restructured loans on accrual status
 (2)                                                 $ 22,447        $  8,995

Non-accrual and 90 days or more past
  due loans as a percentage of loans receivable          4.45%           4.86%

Non-accrual and 90 days or more past
  due loans as a percentage of total assets              3.22%           3.53%

Non-performing assets as a percentage of total
  assets                                                 5.04%           5.53%

Loans receivable (3)                                 $539,025        $538,855
                                                     ========        ========

Total assets                                         $743,858        $742,687
                                                     ========        ========

  (1)  Does not include troubled debt restructured loans on accrual status.
  (2) Does not include troubled debt restructured loans totaling $4,671 and $7,405 reported as non-accrual loans at March 31, 2011 and September 30, 2010, respectively.
  (3) Includes loans held-for-sale and is before the allowance for loan losses.

(7) NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income
(loss) to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.
Diluted net income (loss) per common share is computed by dividing net income
(loss) to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Diluted loss per common share is the same as basic loss per common share due to the anti-dilutive effect of common stock equivalents. Common stock equivalents arise from the assumed conversion of outstanding stock options and the outstanding warrant to purchase common stock. In accordance with the Financial Accounting Standards Board ("FASB") guidance for stock compensation, shares owned by the Bank's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing net income (loss) per share. At March 31, 2011 and 2010, there were 299,786 and 329,626 shares, respectively, that had not been allocated under the Bank's ESOP.

The following table is in thousands, except for share and per share data:

                                   Three Months Ended        Six Months Ended
                                        March 31,                March 31,
                                    2011        2010        2011         2010
                                    ----------------        -----------------
Basic net income (loss)
-----------------------
per common share computation:
----------------------------
 Numerator - net income (loss)      $1,083     $(3,178)    $2,442     $(2,954)
 Preferred stock dividend             (208)       (208)      (416)       (416)
 Preferred stock discount
  accretion                            (56)        (52)      (111)       (103)
                                    ------     -------     ------     -------
Net income (loss) to common
 shareholders                       $  819     $(3,438)    $1,915     $(3,473)
                                    ======     =======     ======     =======

Denominator - weighted average
 common shares outstanding       6,745,250   6,713,958  6,745,250   6,711,950
                                 ---------   ---------  ---------   ---------

Basic net income (loss) per
 common share                       $ 0.12     $ (0.51)    $ 0.28     $ (0.52)
                                    ======     =======     ======     =======

Diluted net income (loss)
-------------------------
per common share computation:
----------------------------
 Numerator - net income (net
  loss)                             $1,083     $(3,178)    $2,442     $(2,954)
 Preferred stock dividend             (208)       (208)      (416)       (416)
 Preferred stock discount
   accretion                           (56)        (52)      (111)       (103)
                                    ------     -------     ------     -------
Net income (loss) to common
 shareholders                       $  819     $(3,438)    $1,915     $(3,473)
                                    ======     =======     ======     =======

Denominator - weighted average
 common shares outstanding       6,745,250   6,713,958  6,745,250   6,711,950
Effect of dilutive stock
 options (1)                           - -         - -        - -         - -
Effect of dilutive stock
 warrants (2)                          - -         - -        - -         - -
                                    ------     -------     ------     -------
Weighted average common shares
 and common stock equivalents    6,745,250   6,713,958  6,745,250   6,711,950
                                 ---------   ---------  ---------   ---------

Diluted net income (loss)
 per common share                   $ 0.12     $ (0.51)    $ 0.28     $ (0.52)
                                    ======     =======     ======     =======

---------------------------
(1) For the three months and six months ended March 31, 2011, options to purchase 168,864 and 182,007 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income (loss) per common share because the options' exercise prices were greater than the average market price of the common stock, and, therefore, their effect would have been anti-dilutive. For the three months and six months ended March 31, 2010, options to purchase 194,864 and 191,332 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income (loss) per common share because their effect would have been anti-dilutive.
(2) For the three and six months ended March 31, 2011 and March 31, 2010, a warrant to purchase 370,899 shares of common stock was outstanding but not included in the computation of diluted net income (loss) per common share because the warrant's exercise price was greater than the average market price of the common stock, and, therefore, its effect would have been anti-dilutive.


(8) STOCK PLANS AND STOCK BASED COMPENSATION

Stock Option Plans
------------------
Under the Company's stock option plans (the 1999 Stock Option Plan and the 2003 Stock Option Plan), the Company was able to grant options for up to a combined total of 1,622,500 shares of common stock to employees, officers and directors. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company's common stock on the date of grant. Generally, options vest in 20% annual installments on each of the five anniversaries from the date of the grant. At March 31, 2011, options for 250,238 shares are available for future grant under the 2003 Stock Option Plan and no shares are available for future grant under the 1999 Stock Option Plan.

Activity under the plans for the six months ended March 31, 2011 is as follows:
                                                 Total Options Outstanding
                                                 -------------------------
                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                                  Shares          Price
                                                  ------          --------
Options outstanding, beginning of period          194,864         $ 8.71
Forfeited                                             500           4.55
                                                  -------
Options outstanding, end of period                194,364         $ 8.72
                                                  =======

Options exercisable, end of period                173,964         $ 9.21
                                                  =======


The aggregate intrinsic value of options outstanding at March 31, 2011 was $27,000.

At March 31, 2011, there were 20,400 unvested options with an aggregate grant date fair value of $26,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at March 31, 2011 was $22,000. There were 5,200 options with an aggregate grant date fair value of $7,000 that vested during the six months ended March 31, 2011.

At March 31, 2010, there were 26,000 unvested options with an aggregate grant date fair value of $34,000, all of which the Company assumes will vest. There were no options that vested during the six months ended March 31, 2010.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury rate of a similar term as the stock option at the particular grant date. The expected life is based on historical data, vesting terms and estimated exercise dates. The expected dividend yield is based on the most recent quarterly dividend on an annualized basis in effect at the time the options were granted. The expected volatility is based on historical volatility of the Company's stock price. There were no options granted during the six months ended March 31, 2011, and there were 26,000 options granted during the six months ended March 31, 2010. The weighted average assumptions for options granted during the six months ended March 31, 2010 were:

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

There were no MRDP shares granted to officers and directors during the six months ended March 31, 2011 and 2010.

At March 31, 2011, there were a total of 28,492 unvested MRDP shares with an aggregated grant date fair value of $324,000. There were 7,433 MRDP shares that vested during the six months ended March 31, 2011 with an aggregated grant date fair value of $81,000. There were 500 MRDP shares forfeited during the six months ended March 31, 2011 with a grant date fair value of $5,000.
At March 31, 2011, there were no shares available for future awards under the MRDP.

Expenses for Stock Compensation Plans
-------------------------------------
Compensation expenses for all stock-based plans were as follows:

                                              Six  Months Ended March 31,
                                              --------------------------
                                                2011               2010
                                                ----               ----
                                                     (In thousands)
                                         Stock      Stock     Stock     Stock
                                         Options    Grants    Options   Grants
                                         -------    ------    -------   ------
Compensation expense recognized in
 income                                   $  3       $  85     $  3     $  87
Related tax benefit recognized               1          29        1        29

The compensation expense yet to be recognized for stock based awards that have been awarded but not vested for the years ending September 30 is as follows (in thousands):
                                   Stock      Stock      Total
                                   Options    Grants     Awards
                                   -------    ------     ------
Remainder of 2011                   $  3      $  79       $  82
2012                                   7        112         119
2013                                   7         38          45
2014                                   6          2           8
2015                                   1        - -           1
                                   -----      -----       -----
Total                              $  24      $ 231       $ 255
                                   =====      =====       =====
(9) FAIR VALUE MEASUREMENTS

GAAP requires disclosure of estimated fair values for financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of March 31, 2011 and September 30, 2010. Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Major assumptions, methods and fair value estimates for the Company's significant financial instruments are set forth below:

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

     Loans Receivable, Net
     ---------------------
     At March 31, 2011 and September 30, 2010, because of the illiquid market for loan sales, loans were priced using comparable market statistics. The loan portfolio was segregated into various categories and a weighted average valuation discount that approximated similar loan sales was applied to each category.

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

The estimated fair values of financial instruments were as follows as of March 31, 2011 and September 30, 2010 (in thousands):

                                     March 31, 2011       September 30, 2010
                                   -------------------    -------------------
                                             Estimated              Estimated
                                   Recorded       Fair    Recorded       Fair
                                     Amount      Value      Amount      Value
                                   --------  ---------    --------  ---------
Financial Assets
  Cash and cash equivalents        $118,997   $118,997    $111,786   $111,786
  CDs held for investment            17,430     17,430      18,047     18,047
  MBS and other investments          12,390     12,429      16,185     15,961
  FHLB stock                          5,705      5,705       5,705      5,705
  Loans receivable, net             526,058    474,799     524,621    473,986
  Loans held for sale                 1,169      1,210       2,970      3,059
  Accrued interest receivable         2,674      2,674       2,630      2,630

Financial Liabilities
  Deposits                         $597,163   $599,404    $578,869   $581,046
  FHLB advances                      55,000     58,681      75,000     81,579
  Repurchase agreements                 595        595         622        622
  Accrued interest payable              620        620         737        737

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

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a recurring basis at March 31, 2011, and the total losses resulting from these estimated fair value adjustments for the three months ended March 31, 2011 (in thousands):

                                   Estimated Fair Value
                               -----------------------------
                               Level 1    Level 2    Level 3   Total Losses
                               -------    -------    -------   ------------
Available for Sale Securities
Mutual funds                    $ 961      $  - -    $  - -        $ - -
MBS                               - -       6,932       - -            1
                                -----      ------    ------        -----
Total                           $ 961      $6,932    $  - -        $   1
                                =====      ======    ======        =====

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a nonrecurring basis at March 31, 2011, and the total losses resulting from these estimated fair value adjustments for the three months ended March 31, 2011 (in thousands):

                                   Estimated Fair Value
                               -----------------------------
                               Level 1    Level 2    Level 3   Total Losses
                               -------    -------    -------   ------------
Impaired loans (1)              $ - -      $ - -     $20,825     $1,382
MBS - held to maturity (2)        - -        484         - -        170
OREO and other repossessed
 items (3)                        - -        - -      10,140        684
                                -----      -----     -------     ------
Total                           $ - -      $ 484     $30,965     $2,236
                                =====      =====     =======     ======
-------------
(1) The loss represents charge offs on collateral dependent loans for estimated fair value adjustments based on the estimated fair value of the collateral. A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The specific reserve for collateral dependent impaired loans was based on the estimated fair value of the collateral less estimated costs to sell. The estimated fair value of collateral was determined based primarily on appraisals. In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral.
(2) The loss represents OTTI credit-related charges on held-to-maturity MBS.
(3) The Company's OREO and other repossessed assets are initially recorded at estimated fair value less estimated costs to sell. This amount becomes the property's new basis. Estimated fair value was generally determined by management based on a number of factors, including third-party appraisals of estimated fair value in an orderly sale. Estimated costs to sell were based on standard market factors. The valuation of OREO and other repossessed items is subject to significant external and internal judgment. Management periodically reviews the recorded value to determine whether the property continues to be recorded at the lower of its recorded book value or estimated fair value, net of estimated costs to sell.


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

In July 2010, the FASB issued updated guidance on disclosure requirements for the credit quality of financing receivables and the allowance for credit losses. The new guidance requires entities to provide disclosures designed to facilitate financial statement users' evaluation of (i) the nature of credit risk inherent in the entity's portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll forward of the allowance for credit losses, as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. This guidance became effective for the Company's condensed consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for the Company's condensed consolidated financial statements on January 1, 2011. Since this new guidance is disclosure related only, it did not impact the Company's condensed consolidated financial statements.

In December 2010, the FASB issued updated guidance on goodwill and other intangibles regarding when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance modifies step one of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its recorded amount. This guidance became effective for the Company's condensed consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company's condensed consolidated financial statements that include periods beginning on or after January 1, 2011. The Company does not expect it to have an impact on its condensed consolidated financial statements.

In April 2011, the FASB issued updated guidance on receivables and the determination of whether a restructuring is a troubled debt restructuring.
The new guidance clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. This guidance will be effective for the Company's consolidated financial statements as of July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. The Company does not expect it to have on impact on its condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three and six months ended March 31, 2011. This analysis as well as other sections of this report contains certain "forward-looking statements."

Certain matters discussed in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact and often include the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Federal Reserve and our bank subsidiary by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; our compliance with regulatory enforcement actions, including regulatory memoranda of understandings ("MOUs") to which we are subject; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, the interpretation of regulatory capital or other rules and any changes in the rules applicable to institutions participating in the TARP Capital Purchase Program; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended September 30, 2010.

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


Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank. The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 22 branches (including its main office in Hoquiam). At March 31, 2011, the Company had total assets of $743.86 million and total shareholders' equity of $87.58 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank's operations.

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

Net income is also affected by non-interest income and non-interest expenses. For the three and six month periods ended March 31, 2011, non-interest income consisted primarily of service charges and fees on deposit accounts, gain on sale of loans, ATM transaction fees, increase in the cash surrender value of life insurance, gain on sale of MBS, other operating income and a valuation allowance recovery on MSRs. Non-interest income is reduced by net OTTI losses on investment securities. Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM expenses, OREO expenses, postage and courier, professional fees, insurance premiums, state and local taxes and deposit insurance premiums. Non-interest income and non-interest expenses are affected by the growth of our operations and growth in the number of loan and deposit accounts.

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

Allowance for Loan Losses
The allowance for loan losses is maintained at a level believed to be sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management's comprehensive analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, delinquency levels, actual loss experience, current economic conditions, and detailed analysis of individual loans for which the full collectability may not be assured. The detailed analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific and general components. The specific component relates to loans that are deemed impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the recorded value of that loan. The general component covers loans that are not evaluated individually for impairment and is based on historical loss experience adjusted for qualitative factors. The appropriateness of the allowance for loan losses is estimated based upon these factors and trends identified by management at the time consolidated financial statements are prepared.

In accordance with the FASB guidance for receivables, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Troubled debt restructured loans are considered impaired loans. Smaller balance homogenous loans, such as residential mortgage loans and consumer loans, may be collectively evaluated for impairment. When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when, as an alternative, the current estimated fair value of the collateral, reduced by estimated costs to sell, is used. The valuation of real estate collateral is subjective in nature and may be adjusted in future periods because of changes in economic conditions. Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate in determining the estimated fair value of particular properties. In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals. Accordingly, the amounts of any such potential changes and any related adjustments are generally recorded at the time such information is received. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest and net deferred loan origination fees or costs), impairment is recognized by creating or adjusting an allocation of the allowance for loan losses and uncollected accrued interest is reversed against interest income. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.

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

The ultimate recovery of all loans is susceptible to future market factors beyond the Company's control. These factors may result in losses or recoveries differing significantly from those provided in the consolidated financial statements. The Company has experienced a significant decline in valuations for some real estate collateral since October 2008. If real estate values continue to decline and as updated appraisals are received on collateral for impaired loans, the Company may need to increase the allowance for loan losses appropriately. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

OTTIs (Other-Than-Temporary Impairments) in the Estimated Fair Value of Investment Securities Unrealized losses on available for sale and held to maturity investment securities are evaluated at least quarterly to determine whether declines in value should be considered "other than temporary" and therefore be subject to immediate loss recognition through earnings for the portion related to credit losses. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is less than the recorded value primarily as a result of changes in interest rates, when there has not been significant deterioration in the financial condition of the issuer, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis. An unrealized loss in the value of an equity security is generally considered temporary when the estimated fair value of the security is less than the recorded value primarily as a result of current market conditions and not a result of deterioration in the financial condition of the issuer or the underlying collateral (in the case of mutual funds) and the Company has the intent and the ability to hold the security for a sufficient time to recover the recorded value. Other factors that may be considered in determining whether a decline in the value of either a debt or equity security is "other than temporary" include ratings by recognized rating agencies, capital strength and near-term prospects of the issuer, and recommendation of investment advisors or market analysts. Therefore, continued deterioration of current market conditions could result in additional impairment losses recognized within the Company's investment portfolio.

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

One of the circumstances evaluated when determining if an impairment test of goodwill is needed more frequently than annually is the extent and duration that the Company's market capitalization (total common shares outstanding multiplied by current stock price) is less than the total equity applicable to common shareholders. During the quarter ended June 30, 2010, the Company engaged a third party firm to perform the annual test for goodwill impairment.
 The test concluded that recorded goodwill was not impaired. As of March 31, 2011, there have been no events or changes in the circumstances that would indicate a potential impairment to recorded goodwill. No assurance can be given, however, that the Company will not record an impairment loss on goodwill in the future.

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


Comparison of Financial Condition at March 31, 2011 and September 30, 2010

The Company's total assets increased by $1.17 million, or 0.2%, to $743.86 million at March 31, 2011 from $742.69 million at September 30, 2010. The increase was primarily attributable to an increase in total cash and cash equivalents, which was partially offset by a decrease in MBS and other investments.

Net loans receivable decreased by $364,000, or 0.1%, to $527.23 million at March 31, 2011 from $527.59 million at September 30, 2010. The slight decrease was primarily due to a decrease in one- to four-family loan balances, land loan balances, construction and land development loan balances and multi-family loan balances during the six months ended March 31, 2011, which was partially offset by an increase in commercial real estate loan balances and commercial business loan balances.

Total deposits increased by $18.29 million, or 3.2%, to $597.16 million at March 31, 2011 from $578.87 million at September 30, 2010, primarily as a result of increases in savings account balances, N.O.W. account balances and money market account balances.

Shareholders' equity increased by $2.17 million, or 2.5%, to $87.58 million at March 31, 2011 from $85.41 million at September 30, 2010. The increase was primarily due to net income for the six months ended March 31, 2011.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash Equivalents and CDs Held for Investment: Cash equivalents and CDs held for investment increased by $6.59 million, or 5.1%, to $136.43 million at March 31, 2011 from $129.83 million at September 30, 2010. The increase in cash equivalents and short-term CDs was primarily due to the Company's decision to increase its liquidity position for asset-liability management purposes.

MBS (Mortgage-backed Securities) and Other Investments: Mortgage-backed securities and other investments decreased by $3.80 million, or 23.4%, to $12.39 million at March 31, 2011 from $16.19 million at September 30, 2010. The decrease was primarily as a result of the sale of $2.27 million in agency MBS, scheduled amortization and prepayments on MBS and OTTI charges recorded on private label residential MBS. The securities on which the OTTI charges were recognized were acquired from the in-kind redemption of the Company's investment in the AMF family of mutual funds in June 2008. For additional information on MBS and other investments, see Note 4 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Loans: Net loans receivable decreased by $364,000, or 0.1%, to $527.23 million at March 31, 2011 from $527.59 million at September 30, 2010. The decrease in the portfolio was primarily a result of a $5.82 million decrease in one- to four-family loan balances, a $5.36 million decrease in land loan balances, a $3.95 million decrease in construction and land development loan balances, a $2.54 million decrease in multi-family loan balances and a $1.51 million decrease in consumer loan balances. These decreases to net loans receivable were partially offset by a $16.49 million increase in commercial real estate loan balances and a $1.63 million increase in commercial business loan balances.

Loan originations decreased to $87.47 million for the six months ended March 31, 2011 from $96.69 million for the six months ended March 31, 2010. The Company continued to sell longer-term fixed rate loans for asset liability management purposes and to generate non-interest income. The Company sold fixed rate one- to four-family mortgage loans totaling $38.22 million for the six months ended March 31, 2011 compared to $32.32 million for the six months ended March 31, 2010.

For additional information, see Note 6 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Premises and Equipment: Premises and equipment decreased by $277,000, or 1.6%, to $17.11 million at March 31, 2011 from $17.38 million at September 30, 2010. The decrease was primarily a result of depreciation.

OREO (Other Real Estate Owned): OREO and other repossessed assets decreased by $1.38 million, or 12.0%, to $10.14 million at March 31, 2011 from $11.52 million at September 30, 2010, primarily due to the sale of OREO properties. During the six months ended March 31, 2011, OREO properties and other repossessed assets totaling $2.80 million were sold, resulting in a net gain on sale of $555,000. At March 31, 2011, OREO consisted of 32 individual properties and four other repossessed assets. The properties consisted of two condominium projects totaling $3.65 million, 19 land parcels totaling $2.57 million, six single family homes totaling $1.55 million, three commercial real estate properties totaling $1.23 million and two land development projects totaling $1.03 million.

Goodwill and CDI: The recorded value of goodwill of $5.65 million at March 31, 2011 remained unchanged from September 30, 2010. The amortized value of the CDI decreased to $481,000 at March 31, 2011 from $564,000 at September 30, 2010. The decrease was attributable to scheduled amortization of the CDI.

Prepaid FDIC Insurance Assessment: The prepaid FDIC insurance assessment decreased $615,000, or 18.8%, to $2.65 million at March 31, 2011 from $3.27 million at September 30, 2010 as a portion of the prepaid amount was expensed.

Deposits: Deposits increased by $18.29 million, or 3.2%, to $597.16 million at March 31, 2011 from $578.87 million at September 30, 2010. The increase was primarily a result of a $7.56 million increase in savings account balances, a $6.11 million increase in N.O.W. checking account balances and a $3.58 million increase in money market account balances.

FHLB Advances: FHLB advances and other borrowings decreased by $20.00 million, or 26.7%, to $55.00 million at March 31, 2011 from $75.00 million at September 30, 2010 as the Bank used a portion of its liquid assets to repay FHLB advances. For additional information, see "Borrowing Maturity Schedule" set forth below.

Shareholders' Equity: Total shareholders' equity increased by $2.17 million, or 2.5%, to $87.58 million at March 31, 2011 from $85.41 million at September 30, 2010. The increase was primarily due to net income of $2.44 million for the six months ended March 31, 2011.

The FRB has denied the Company's requests to pay cash dividends on its outstanding Series A Preferred Stock held by the Treasury for the payments due May 15, 2010, August 15, 2010, November 15, 2010 and February 15, 2011. Cash dividends on the Series A Preferred Stock are cumulative and accrue and compound on each subsequent date. Accordingly, during the deferral period, the Company will continue to accrue, and reflect in the consolidated financial statements, the deferred dividends on the outstanding Series A Preferred Stock. As a result of not receiving permission from the FRB to pay these dividends, the Company had not made the May 15, 2010, August 15, 2010, November 15, 2010 or the February 15, 2011 dividend payment as of March 31, 2011. At March 31, 2011, the Company had unpaid preferred stock dividends in arrears of $832,000. If the Company does not make six quarterly dividend payments on the Series A Preferred Stock, whether or not consecutive, the Treasury will have the right to appoint two directors to the Company's board of directors until all accrued but unpaid dividends have been paid. In addition, the Company's ability to pay dividends with respect to common stock is restricted until the dividend obligations under the Series A Preferred Stock are brought current.

Non-performing Assets: Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing, non-accrual investment securities, and OREO and other repossessed assets. Non-performing assets to total assets decreased to 5.04% at March 31, 2011 from 5.53% at September 30, 2010. The decrease in the non-performing asset ratio was primarily a result of a $1.38 million decrease in OREO and other repossessed assets, a $1.19 million decrease in non-accrual loans and a $1.02 million decrease in loans past due 90 days or more and still accruing.

Total non-accrual loans of $23.68 million at March 31, 2011 were comprised of 76 loans and 57 credit relationships. Included in these non-accrual loans at March 31, 2011 were:
* 33 land loans totaling $8.45 million (of which the largest had a balance of $2.73 million)

* Six commercial real estate loans totaling $6.42 million (of which the largest had a balance of $2.70 million)
* 14 single family home loans totaling $3.06 million (of which the largest had a balance of $465,000)
* Seven land development loans totaling $3.03 million (of which the largest had a balance of $1.42 million)
* Two condominium construction loans totaling $1.10 million (of which the largest had a balance of $779,000)
* Six home equity loans totaling $743,000 (of which the largest had a balance of $339,000)
*    Two single family owner / builder construction loans with a balance of
     $548,000
*    One single family speculative home loan with a balance of $264,000
*    Two commercial business loans totaling $40,000
*    Three consumer loans totaling $13,000

For additional information, see Note 6 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."


Deposit Breakdown
-----------------
The following table sets forth the composition of the Company's deposit balances.

                                        At                     At
                                  March 31, 2011      September 30, 2010
                                  --------------      ------------------
                                              (In thousands)

Non-interest bearing                 $ 58,957               $ 58,755
N.O.W. checking                       159,410                153,304
Savings                                75,004                 67,448
Money market accounts                  59,306                 55,723
CDs under $100                        148,978                150,633
CDs $100 and over                      95,508                 93,006
                                     --------               --------
Total deposits                       $597,163               $578,869
                                     ========               ========

The Company had no brokered deposits at March 31, 2011 or September 30, 2010.

Borrowing Maturity Schedule
---------------------------
The Company has short- and long-term borrowing lines with the FHLB of Seattle with total credit available on the lines equal to 30% of the Bank's total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. FHLB advances consisted of the following:
                                     At March 31,          At September 30,
                                        2011                     2010
                                  ------------------      ------------------
                                  Amount     Percent      Amount     Percent
                                  ------     -------      ------     -------
                                          (Dollars in thousands)

Short-term                        $   - -       - -%      $   - -       - -%
Long-term                          55,000     100.0        75,000     100.0
                                  -------     -----       -------     -----

Total FHLB advances               $55,000     100.0%      $75,000     100.0%
                                  =======     =====       =======     =====

The long-term borrowings mature at various dates through September 2017 and
bear interest at rates ranging from 3.49% to 4.34%.   The weighted average
interest rate on FHLB borrowings at March 31, 2011 was 4.01%. Principal reduction amounts due for future years ending September 30 are as follows (in thousands):

Remainder of 2011   $   - -
2012                 10,000
2013                    - -
2014                    - -
2015                    - -
2016
2017                 45,000
                    -------
Total               $55,000
                    =======

A portion of these advances have a putable feature and may be called by the FHLB earlier than the above schedule indicates.

The Company also maintains a short-term borrowing line with the FRB with total credit based on eligible collateral. As of March 31, 2011, the Company had a borrowing line capacity of $45.90 million of which the Company did not have an amount outstanding.


Comparison of Operating Results for the Three and Six Months Ended March 31, 2011 and 2010

The Company reported net income of $1.08 million for the quarter ended March 31, 2011 compared to a net loss of $(3.18 million) for the quarter ended March 31, 2010. Net income to common shareholders after adjusting for the preferred stock dividend and the preferred stock discount accretion was $819,000 for the quarter ended March 31, 2011 compared to a loss of $(3.44 million) for the quarter ended March 31, 2010. The increase in net income was primarily a result of a decreased provision for loan losses, increased non-interest income and decreased non-interest expense, which was partially offset by decreased net interest income. Diluted net income per common share was $0.12 for the quarter ended March 31, 2011 compared to a loss of $(0.51) per diluted common share for the quarter ended March 31, 2010.

The Company reported net income of $2.44 million for the six months ended March 31, 2011 compared to a net loss of $(2.95 million) for the six months ended March 31, 2010. Net income to common shareholders after adjusting for the preferred stock dividend and the preferred stock discount accretion was $1.92 million for the six months ended March 31, 2011 compared to a net loss of $(3.47 million) for the six months ended March 31, 2010. The increase in net income was primarily a result of a decreased provision for loan losses and increased non-interest income, which was partially offset by decreased net interest income and increased non-interest expense. Diluted net income per common share was $0.28 for the six months ended March 31, 2011 compared to a loss of $(0.52) per diluted common share for the six months ended March 31, 2010.

A more detailed explanation of the income statement categories is presented below.

Net Income: Net income for the quarter ended March 31, 2011 increased by $4.26 million to $1.08 million from a net loss of $(3.18 million) for the quarter ended March 31, 2010. Net income to common shareholders after adjusting for preferred stock dividends of $208,000 and preferred stock discount accretion of $56,000 was $819,000, or $0.12 per diluted common share for the quarter ended March 31, 2011, compared to a net loss to common shareholders of $(3.44 million), or $(0.51) per diluted common share for the quarter ended March 31, 2010.

The increase in net income for the quarter ended March 31, 2011 was primarily the result of a $4.50 million decrease in the provision for loan losses, a $1.68 million increase in non-interest income and a $514,000 decrease in non-interest expense. These increases to net income were partially offset by a $94,000 decrease in net interest income and a $2.33 million change in the provision (benefit) for federal and state income taxes.

Net income for the six months ended March 31, 2011 increased by $5.40 million to $2.44 million from a net loss of $(2.95 million) for the six months ended March 31, 2010. Net income to common shareholders after adjusting for preferred stock dividends of $416,000 and preferred stock discount accretion of $111,000 was income of $1.92 million, or $0.28 per diluted common share for the six months ended March 31, 2011, compared to a net loss of $(3.47 million), or $(0.52) per diluted common share for the six months ended March 31, 2010.

The increase in net income for the six months ended March 31, 2011 was primarily the result of a $6.20 million decrease in the provision for loan losses and a $2.66 million increase in non-interest income. These increases to net income were partially offset by a $364,000 increase to non-interest expense, a $154,000 decrease to net interest income and a $2.94 million change in the provision (benefit) for federal and state income taxes.

Net Interest Income: Net interest income decreased by $94,000, or 1.5%, to $6.35 million for the quarter ended March 31, 2011 from $6.45 million for the quarter ended March 31, 2010. The decrease in net interest income was primarily attributable to a change in the composition of average interest earning assets as the percentage of lower yielding cash equivalents and other liquid assets increased and the percentage of higher yielding loans decreased for the quarter ended March 31, 2011 relative to the quarter ended March 31, 2010.

Total interest and dividend income decreased by $664,000 or 7.3%, to $8.49 million for the quarter ended March 31, 2011 from $9.16 million for the quarter ended March 31, 2010 as the yield on interest earning assets decreased to 5.05% from 5.59%. The decrease in the weighted average yield on interest earning assets was primarily a result of an increase in the amount of lower yielding cash equivalents and other liquid assets and a change in the composition of the loan portfolio as the level of higher yielding construction loans decreased. Total interest expense decreased by $570,000, or 21.0%, to $2.14 million for the quarter ended March 31, 2011 from $2.71 million for the quarter ended March 31, 2010 as the average rate paid on interest bearing liabilities decreased to 1.45% for the quarter ended March 31, 2011 from 1.88% for the quarter ended March 31, 2010. The decrease in funding costs was primarily a result of a decrease in overall market rates and a decrease in the level of average FHLB advances. The net interest margin decreased to 3.78% for the quarter ended March 31, 2011 from 3.93% for the quarter ended March 31, 2010.

Net interest income decreased by $154,000, or 1.2%, to $12.68 million for the six months ended March 31, 2011 from $12.84 million for the six months ended March 31, 2010. The decrease in net interest income was primarily attributable to a change in the composition of average interest earning assets as the percentage of lower yielding cash equivalents and other liquid assets increased and the percentage of higher yielding loans decreased for the six months ended March 31, 2011 relative to the six months ended March 31, 2010.

Total interest and dividend income decreased by $1.20 million or 6.5%, to $17.30 million for the six months ended March 31, 2011 from $18.50 million for the six months ended March 31, 2010 as the yield on interest earning assets decreased to 5.18% from 5.67%. The decrease in the weighted average yield on interest earning assets was primarily a result of an increase in the amount of lower yielding cash equivalents and other liquid assets and a change in the composition of the loan portfolio as the level of higher yielding construction loans decreased. Total interest expense decreased by $1.04 million, or 18.4%, to $4.62 million for the six months ended March 31, 2011 from $5.66 million for the six months ended March 31, 2010 as the average rate paid on interest bearing liabilities decreased to 1.59% for the six months ended March 31, 2011 from 2.00% for the six months ended March 31, 2010. The decrease in funding costs was primarily a result of a decrease in overall market rates and a decrease in the level of average FHLB advances. The net interest margin decreased to 3.80% for the six months ended March 31, 2011 from 3.94% for the six months ended March 31, 2010.

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


                                       Three Months Ended March 31,
                         ----------------------------------------------------
                                    2011                       2010
                         ------------------------   -------------------------
                                  Interest                   Interest
                         Average     and    Yield/  Average    and      Yield/
                         Balance  Dividends  Cost   Balance  Dividends   Cost
Interest-earning         -------  ---------  ----   -------  ---------   ----
 assets: (1)
 Loans receivable (2)   $536,453   $8,240    6.14%  $562,335   $8,832    6.28%
 MBS and other
  investments (2)         11,700      162    5.54     17,871      239    5.35
 FHLB stock and
  equity securities        6,669        8    0.48      6,669        9    0.55
 Interest-bearing
  deposits               117,357       83    0.28     68,482       77    0.46
                        --------   ------           --------   ------
  Total interest-
   earning assets        672,179    8,493    5.05    655,357    9,157    5.59
Non-interest-earning
 assets                   58,840                      56,848
                        --------                    --------
  Total assets          $731,019                    $712,205
                        ========                    ========

Interest-bearing
 liabilities:
 Savings accounts       $ 70,747      125    0.72   $ 63,351      111    0.71
 Money market accounts    58,861      114    0.79     62,410      187    1.22
 N.O.W. accounts         158,201      380    0.97    135,476      435    1.30
 Certificates of
  deposit                242,383      972    1.63    234,911    1,225    2.11
 Short-term
  borrowings (3)             486        -    0.05      1,561        2    0.48
 Long-term
  borrowings (4)          55,000      550    4.06     75,000      751    4.06
                        --------   ------           --------   ------
  Total interest-
   bearing liabilities   585,678    2,141    1.45    572,709    2,711    1.88
                                   ------                      ------
Non-interest-bearing
 liabilities              58,663                      52,163
                        --------                    --------
   Total liabilities     644,341                     624,872
Shareholders' equity      86,678                      87,333
                        --------                    --------
   Total liabilities
    and shareholders'
    equity              $731,019                    $712,205
                        ========                    ========

Net interest income                $6,352                     $6,446
                                   ======                     ======
Interest rate spread                         3.60%                       3.71%
                                           ======                      ======
Net interest margin (5)                      3.78%                       3.93%
                                           ======                      ======
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities                               114.77%                     114.43%
                                           ======                      ======

--------------
(1) Interest yield on loans and MBS is calculated assuming a 30/360 basis; interest yield on all other categories is based on daily interest basis.
(2) Average balances include loans and MBS on non-accrual status.
(3) Includes FHLB and FRB advances with original maturities of less than one year and other short-term borrowings-repurchase agreements.
(4) Includes FHLB advances with original maturities of one year or greater.
(5) Net interest income divided by total average interest earning assets, annualized.

                                       Six Months Ended March 31,
                         ----------------------------------------------------
                                    2011                       2010
                         ------------------------   -------------------------
                                  Interest                   Interest
                         Average     and    Yield/  Average    and      Yield/
                         Balance  Dividends  Cost   Balance  Dividends   Cost
Interest-earning         -------  ---------  ----   -------  ---------   ----
 assets: (1)
 Loans receivable (2)   $537,745  $16,774    6.24%  $561,851  $17,897    6.37%
 MBS and other
  investments (2)         12,456      344    5.52     18,657      456    4.89
 FHLB stock and
  equity securities        6,679       16    0.48      6,672       18    0.54
 Interest-bearing
  deposits               111,016      170    0.31     64,840      128    0.40
                        --------  -------           --------  -------
   Total interest-
    earning assets       667,896   17,304    5.18    652,020   18,499    5.67
Non-interest-earning
 assets                   58,562                      54,807
                        --------                    --------
   Total assets         $726,458                    $706,827
                        ========                    ========

Interest-bearing
 liabilities:
 Savings accounts       $ 69,378      248    0.72   $ 61,411      218    0.71
 Money market accounts    57,888      249    0.86     63,523      396    1.25
 N.O.W. accounts         156,643      799    1.02    130,274      836    1.29
 Certificates of
  deposit                242,759    2,046    1.69    230,198    2,586    2.25
 Short-term
  borrowings (3)             516        -    0.05      1,126        2    0.36
 Long-term
  borrowings (4)          55,000    1,279    4.66     79,973    1,624    4.07
                        --------  -------           --------  -------
   Total interest-
    bearing liabilities  582,184    4,621    1.59    566,505    5,662    2.00
                                  -------                     -------
Non-interest-bearing
 liabilities              58,143                      52,775
                        --------                    --------
   Total liabilities     640,327                     619,280
Shareholders' equity      86,131                      87,547
                        --------                    --------
   Total liabilities
    and shareholders'
    equity              $726,458                    $706,827
                        ========                    ========

Net interest income               $12,683                     $12,837
                                  =======                     =======
Interest rate spread                         3.59%                       3.67%
                                           ======                      ======
Net interest margin (5)                      3.80%                       3.94%
                                           ======                      ======
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities                               114.72%                     115.10%
                                           ======                      ======

------------
(1) Interest yield on loans and MBS is calculated assuming a 30/360 basis; interest yield on all other categories is based on daily interest basis.
(2) Average balances include loans and MBS on non-accrual status.
(3) Includes FHLB and FRB advances with original maturities of less than one year and other short-term borrowings-repurchase agreements.
(4) Includes FHLB advances with original maturities of one year or greater.
(5) Net interest income divided by total average interest earning assets, annualized.

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

                             Three months ended          Six months ended
                                March 31, 2011             March 31, 2011
                          compared to three months     compared to six months
                              ended March 31, 2010      ended March 31, 2010
                              increase (decrease)        increase (decrease)
                                   due to                      due to
                                   ------                      ------
                                              Net                        Net
                          Rate    Volume    Change    Rate    Volume    Change
                          ----    ------    ------    ----    ------    ------
                                             (In thousands)
Interest-earning assets:
 Loans receivable (1)     $(191)  $(401)    $(592)   $(366)   $(758)  $(1,124)
 MBS and other
  investments                 8     (85)      (77)      11     (123)     (112)
 FHLB stock and
  equity securities          (1)    - -        (1)      (2)     - -        (2)
 Interest-bearing
  deposits                  (36)     42         6      (11)      54        43
                          -----   -----     -----    -----    -----   -------
 Total net decrease in
  income on interest-
  earning assets           (220)   (444)     (664)    (368)    (827)   (1,195)
                          -----   -----     -----    -----    -----   -------

Interest-bearing
 liabilities:
 Savings accounts             1      13        14        2       28        30
 N.O.W accounts            (122)     67       (55)    (104)      67       (37)
 Money market accounts      (63)    (10)      (73)    (114)     (33)     (147)
 CD accounts               (292)     39      (253)    (559)      19      (540)
 Short-term borrowings       (2)    - -        (2)      (1)      (1)       (2)
 Long-term borrowings        (1)   (200)     (201)      51     (396)     (344)
                          -----   -----     -----    -----    -----   -------

Total net decrease
 in expense on interest-
 bearing liabilities       (479)    (91)     (570)    (725)    (316)   (1,041)
                          -----   -----     -----    -----    -----   -------

Net increase (decrease) in
 net interest income      $ 259   $(353)    $ (94)   $ 357    $(511)  $  (154)
                          =====   =====     =====    =====    =====   =======

(1) Excludes interest on loans 90 days or more past due. Includes loans originated for sale.

Provision for Loan Losses: The provision for loan losses decreased $4.50 million, or 86.5%, to $700,000 for the quarter ended March 31, 2011 from $5.20 million for the quarter ended March 31, 2010. The provision for loan losses decreased $6.20 million, or 79.5%, to $1.60 million for the six months ended March 31, 2011 from $7.80 million for the six months ended March 31, 2010.
The decreased provisions for the three and six months ended March 31, 2011 were primarily due to a decreased level of net charge-offs and a decrease in the Company's construction and land development portfolio.

The Company has established a comprehensive methodology for determining the provision for loan losses. On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio. The factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses. Based on its comprehensive analysis, management believes the allowance for loan losses of $11.80 million at March 31, 2011 (2.19% of loans receivable and loans held for sale and 49.2% of non-performing loans) is adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. The aggregate principal impairment amount determined at March 31, 2011 was $1.78 million. The allowance for loan losses was $16.69 million (3.00% of loans receivable and loans held for sale and 63.3% of non-performing loans) at March 31, 2010. The Company had net charge-offs of $1.07 million during the six months ended March 31, 2011 and net charge-offs of $5.28 million for the six months ended March 31, 2010.

Non-accrual and loans past due 90 days or more and still accruing decreased $2.21 million to $23.98 million at March 31, 2011 from $26.19 million at September 30, 2010. For additional information, see the section entitled "Comparison of Financial Condition at March 31, 2011 and September 30, 2010 - Non-performing Assets" included herein.

While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company's consolidated financial condition and results of operations. In addition, the determination of the amount of the Bank's allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their analysis of information available to them at the time of their examination. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Company's financial condition and results of operations. For additional information, see Note 6 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Non-interest Income: Total non-interest income increased $1.68 million, or 390.2%, to $2.11 million for the quarter ended March 31, 2011 from $430,000 for the quarter ended March 31, 2010. This increase was primarily a result of a $1.52 million reduction in net OTTI on MBS and other investments, a $206,000 valuation recovery on MSRs and a $72,000 increase in ATM transaction fees. These increases to non-interest income were partially offset by a $124,000 decrease in service charges on deposits.

Total non-interest income increased by $2.66 million, or 110.9%, to $5.06 million for the six months ended March 31, 2011 from $2.40 million for the six months ended March 31, 2010. This increase was primarily a result of a $1.71 million reduction in net OTTI on MBS and other investments, an $840,000 valuation recovery on MSRs, a $218,000 increase in gain on sale of loans, a $122,000 increase in ATM transaction fees and a

$79,000 gain on sale of MBS and other investments. These increases to non-interest income were partially offset by a $270,000 decrease in service charges on deposits.

The OTTI charges were higher during the previous year partially due to changes in the third party model that the Company uses to evaluate projected cash flows on certain private label MBS. The changes in the model were implemented during the quarter ended March 31, 2010 and incorporated harsher assumptions relative to earlier periods. The securities on which the OTTI charges were recognized were private label MBS acquired from the in-kind redemption of the Company's investment in the AMF family of mutual funds in June 2008. At March 31, 2011, the Company's remaining private label MBS portfolio had been reduced to $4.30 million from an original acquired balance of $15.30 million.

The $862,000 MSR valuation recovery during the six months ended March 31, 2011 represents the majority of the $890,000 valuation allowance that was recorded during the quarter ended September 30, 2010. The recovery was primarily due to increased mortgage rates at December 31, 2010 and March 31, 2011 relative to September 30, 2010, which reduced estimated prepayment speeds and increased the expected life and corresponding value of the MSR portfolio. The increased gain on sale of loans was primarily due to an increase in the dollar volume of fixed rate one- to four-family mortgage loans sold during the six months ended March 31, 2011.

Non-interest Expense: Total non-interest expense decreased by $514,000, or 7.7%, to $6.18 million for the quarter ended March 31, 2011 from $6.69 million for the quarter ended March 31, 2010. The decrease was primarily a result of a $474,000 decrease in FDIC insurance expense and a $338,000 decrease in OREO and other repossessed assets expense. The decreases to non-interest expense were partially offset by a $194,000 increase in salaries and employee benefits expense. The FDIC insurance expense was higher during the quarter ended March 31, 2010 primarily due to a $503,000 non-recurring accrual adjustment.
Without the non-recurring adjustment, the FDIC insurance expense would have been $303,000 for the three months ended March 31, 2010. The decreased OREO related expenses for the quarter ended March 31, 2011 were primarily due to the sale of $2.49 million in OREO properties for a net gain of $533,000 which offset other OREO related expenses incurred during the quarter. Also affecting the comparison between quarters was a change in the Bank's vacation accrual policy during the prior year which reduced the salaries and employee benefits expense by $176,000 for the three months ended March 31, 2010.

Total non-interest expense increased by $364,000, or 3.0%, to $12.55 million for the six months ended March 31, 2011 from $12.19 million for the six months ended March 31, 2010. The increase was primarily due to a $341,000 increase in salaries and employee benefits and a $114,000 increase in insurance expense. The increases to non-interest expense were partially offset by a decrease in the FDIC insurance expense. The comparison between periods was affected by a change in the Bank's vacation accrual policy during the prior year which reduced salaries and employee benefits expense by $340,000 during the six months ended March 31, 2010.

Provision (Benefit) for Income Taxes: The provision for income taxes increased to $499,000 for the quarter ended March 31, 2011 from a $(1.83 million) benefit for the quarter ended March 31, 2010 primarily as a result of increased income before taxes. The Company's effective tax (benefit) rate was 31.54% for the quarter ended March 31, 2011 and (36.58%) for the quarter ended March 31, 2010.

The provision for income taxes increased to $1.15 million for the six months ended March 31, 2011 from a $(1.80 million) benefit for the six months ended March 31, 2010 primarily as a result of increased income before taxes. The Company's effective tax (benefit) rate was 31.96% for the six months ended March 31, 2011 and (37.80%) for the six months ended March 31, 2010.

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

An analysis of liquidity should include a review of the Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2011. The Condensed Consolidated Statement of Cash Flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchases of securities, the net change in loans and proceeds from the sale of OREO and other repossessed assets. Financing activities present the cash flows associated with the Company's deposit accounts, other borrowings and stock related transactions.

The Company's total cash and cash equivalents increased by $7.21 million, or 6.5% to $119.00 million at March 31, 2011 from $111.79 million at September 30, 2010. The increase in liquid assets was primarily a result of an increase in deposits.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2011, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 23.03%. The Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 30% of total assets, limited by available collateral, under which $55.00 million was outstanding and $118.79 million was available for additional borrowings at March 31, 2011. The Bank also maintains a short-term borrowing line with the FRB with total credit based on eligible collateral. At March 31, 2011, the Bank had $45.93 million available for borrowings with the FRB and there was no outstanding balance on this borrowing line.

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

The Bank's primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, land loans, consumer loans, and commercial business loans. At March 31, 2011, the Bank had loan commitments totaling $40.12 million and undisbursed loans in process totaling $16.88 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. CDs that are scheduled to mature in less than one year from March 31, 2011 totaled $167.90 million. Historically, the Bank has been able to retain a significant amount of its non-brokered CDs as they mature. At March 31, 2011, the Bank had no brokered deposits.

Capital Resources
-----------------
Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 4.0%, (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and

(iii) a ratio of total capital to risk weighted assets of at least 8.0%. The Bank is currently required to maintain a "well capitalized" status and a Tier 1 leverage capital ratio of at least 10.0% under terms of the Bank MOU.

At March 31, 2011, the Bank was in compliance with all applicable capital requirements.

The following table compares the Company's and the Bank's actual capital amounts at March 31, 2011 to its minimum regulatory capital requirements at that date (dollars in thousands):

                                                               To Be Well
                                                               Capitalized
                                              Regulatory       Under Prompt
                                              Minimum To       Corrective
                                              Be "Adequately   Action
                               Actual         Capitalized"     Provisions
                          ---------------    ---------------   --------------
                          Amount    Ratio    Amount    Ratio   Amount    Ratio
                          ------    -----    ------    -----   ------    -----
Tier 1 leverage capital:
  Consolidated           $82,469    11.37%  $29,008    4.00%     N/A      N/A
  Timberland Bank (1)     75,496    10.46    72,157   10.00   $72,157   10.00%

Tier 1 risk adjusted capital:
 Consolidated             82,469    15.44    21,363    4.00      N/A      N/A
 Timberland Bank (1)      75,496    14.17    31,967    6.00    31,967    6.00

Total risk  based capital
 Consolidated             89,208    16.70    42,727    8.00      N/A      N/A
 Timberland Bank (1)      82,219    15.43    53,279   10.00    53,279   10.00

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

                  TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                       KEY FINANCIAL RATIOS AND DATA
                (Dollars in thousands, except per share data)

                                       Three Months Ended     Six Months Ended
                                            March 31,             March 31,
                                        2011        2010      2011       2010
                                       ------------------    -----------------
PERFORMANCE RATIOS:
Return (loss) on average assets (1)    0.59%       (1.78%)    0.67%    (0.84%)
Return (loss) on average equity (1)    5.00%      (14.56%)    5.67%    (6.75%)
Net interest margin (1)                3.78%        3.93%     3.80%     3.94%
Efficiency ratio                      73.03%       97.32%    70.75%     80.01%


                                                At             At          At
                                          March 31,  September 30,   March 31,
                                              2011           2010        2010
                                          -----------------------------------
ASSET QUALITY RATIOS:
Non-accrual loans                          $23,675      $24,864       $26,351
Loans past due 90 days and still
 accruing                                      305        1,325         5,216
Non-performing investment securities         3,355        3,390         3,262
OREO & other repossessed assets             10,140       11,519        13,477
                                           -------      -------       -------
Total non-performing assets                $37,475      $41,098       $48,306
                                           =======      =======       =======

Non-performing assets to total assets         5.04%        5.53%         6.66%
Allowance for loan losses to non-
 performing loans                               49%          45%           63%
Troubled debt restructured loans
 on accrual status (2)                     $22,447      $ 8,995       $   - -


BOOK VALUES:
Book value per common share                 $10.18        $9.89         $9.82
Tangible book value per common share (3)    $ 9.31        $9.00         $8.93

---------------
(1)  Annualized
(2) Does not include troubled debt restructured loans totaling $4,671, $7,405 and $10,265 that were included as non-accrual loans at March 31, 2011, September 30, 2010 and March 31, 2010, respectively.
(3) Calculation subtracts goodwill and core deposit intangible from the equity component.

                                       Three Months Ended     Six Months Ended
                                            March 31,             March 31,
                                        2011        2010      2011       2010
                                       ------------------    -----------------
AVERAGE BALANCE SHEET:
Average total loans                   $536,453   $562,335   $537,745  $561,851
Average total interest earning
 assets (1)                            672,179    655,357    667,896   652,020
Average total assets                   731,019    712,205    726,458   706,827
Average total interest bearing
 deposits                              530,192    496,148    526,668   485,406
Average FHLB advances and other
 borrowings                             55,486     76,561     55,516    81,099
Average shareholders' equity            86,678     87,333     86,131    87,547

---------------
(1) Includes loans and MBS on non-accrual status.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There were no material changes in information concerning market risk from the information provided in the Company's Form 10-K for the fiscal year ended September 30, 2010.


Item 4.  Controls and Procedures
--------------------------------

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange
     Act) that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.


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


Item 4. (Removed and Reserved)
-----------------------------


Item 5.  Other Information
--------------------------
None to be reported.


Item 6.  Exhibits
-----------------
     (a)  Exhibits
          3.1  Articles of Incorporation of the Registrant (1)
          3.2 Certificate of Designation relating to the Company's Fixed Rate Cumulative Perpetual Preferred Stock Series A (2)
          3.3  Bylaws of the Registrant (1)
          3.4  Amendment to Bylaws (3)
          4.1 Warrant to purchase shares of Company's common stock dated December 23, 2008 (2)
          4.2 Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated December 23, 2008 between the Company and the United States Department of the Treasury (2)
         10.1  Employee Severance Compensation Plan, as revised (4)
         10.2  Employee Stock Ownership Plan (4)
         10.3  1999 Stock Option Plan (5)
         10.4  Management Recognition and Development Plan (5)
         10.5  2003 Stock Option Plan (6)
         10.6  Form of Incentive Stock Option Agreement (7)
         10.7  Form of Non-qualified Stock Option Agreement (7)
         10.8  Form of Management Recognition and Development Award Agreement
               (7)
         10.9 Employment Agreement between the Company and the Bank and Michael R. Sand (8)
         10.10 Employment Agreement between the Company and the Bank and Dean
               J. Brydon (8)
         10.11 Form of Compensation Modification Agreements (2)
         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act
         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act
         32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act

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

                                         Timberland Bancorp, Inc.

Date:   May 10, 2011                 By: /s/ Michael R. Sand
                                         -----------------------------
                                         Michael R. Sand
                                         Chief Executive Officer
                                         (Principal Executive Officer)



Date:   May 10, 2011                 By: /s/ Dean J. Brydon
                                         -----------------------------
                                         Dean J. Brydon
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                                   EXHIBIT INDEX

Exhibit No.                   Description of Exhibit

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act