Form 10-Q
period 2011-06-30
TIMBERLAND BANCORP INC
filed 2011-08-09
CIK 1046050

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 2011

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

Large accelerated filer        Accelerated Filer
                        ----                      ----
Non-accelerated filer          Smaller reporting company   X
                       ----                               ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       No X
    ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS                              SHARES OUTSTANDING AT July 31, 2011
     -----                              -----------------------------------
Common stock, $.01 par value                         7,045,036

                                   INDEX

                                                                        Page
                                                                        ----
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets                       3

            Condensed Consolidated Statements of Operations             4-5

            Condensed Consolidated Statements of Shareholders' Equity   6

            Condensed Consolidated Statements of Cash Flows             7-8

            Condensed Consolidated Statements of Comprehensive Income
            (Loss)                                                      9

            Notes to Unaudited Condensed Consolidated Financial
             Statements                                                 10-32

   Item 2.  Management's Discussion and Analysis of Financial           32-49
             Condition and Results of Operations


   Item 3.  Quantitative and Qualitative Disclosures About Market Risk  50

   Item 4.  Controls and Procedures                                     50

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                           50

   Item 1A. Risk Factors                                                50

   Item 2.  Unregistered Sales of Equity Securities and Use of
             Proceeds                                                   51

   Item 3.  Defaults Upon Senior Securities                             51

   Item 4.  (Removed and Reserved)                                      51

   Item 5.  Other Information                                           51

   Item 6.  Exhibits                                                    51-52

SIGNATURES                                                              53

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------

                        TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                         June 30, 2011 and September 30, 2010
                      (Dollars in thousands, except share data)
                                       (Unaudited)

                                                      June 30,  September 30,
                                                        2011           2010
                                                     ----------------------
Assets
  Cash and cash equivalents:
    Cash and due from financial institutions         $ 10,997      $  9,466
    Interest-bearing deposits in banks                103,306       102,320
                                                     ----------------------
    Total cash and cash equivalents                   114,303       111,786
                                                     ----------------------

  Certificates of deposit ("CDs") held for
   investment (at cost)                                18,087        18,047
  Mortgage-backed securities ("MBS") and other          4,283         5,066
   investments - held to maturity,
   at amortized cost (estimated fair value $4,352
   and $4,842)
  MBS and other investments - available for sale        7,679        11,119
  Federal Home Loan Bank of Seattle ("FHLB") stock      5,705         5,705

  Loans receivable                                    532,322       535,885
  Loans held for sale                                     766         2,970
  Less: Allowance for loan losses                     (11,790)      (11,264)
                                                     ----------------------
    Net loans receivable                              521,298       527,591
                                                     ----------------------

  Premises and equipment, net                          16,981        17,383
  Other real estate owned ("OREO") and other
   repossessed assets, net                             10,996        11,519
  Accrued interest receivable                           2,527         2,630
  Bank owned life insurance ("BOLI")                   13,762        13,400
  Goodwill                                              5,650         5,650
  Core deposit intangible ("CDI")                         439           564
  Mortgage servicing rights ("MSRs"), net               2,463         1,929
  Prepaid Federal Deposit Insurance Corporation
   ("FDIC") insurance assessment                        2,335         3,268
  Other assets                                          8,510         7,030
                                                     ----------------------
    Total assets                                     $735,018      $742,687
                                                     ======================

  Liabilities and shareholders' equity
  Deposits: Non-interest-bearing demand              $ 57,735      $ 58,755
  Deposits: Interest-bearing                          531,763       520,114
                                                     ----------------------
    Total deposits                                    589,498       578,869
                                                     ----------------------

  FHLB advances                                        55,000        75,000
  Repurchase agreements                                   598           622
  Other liabilities and accrued expenses                3,588         2,788
                                                     ----------------------
    Total liabilities                                 648,684       657,279

  Shareholders' equity
  Preferred stock, $.01 par value; 1,000,000           15,932        15,764
   shares authorized;
    16,641 shares, Series A, issued and outstanding;
     $1,000 per share liquidation value
  Common stock, $.01 par value; 50,000,000 shares      10,464        10,377
   authorized;
    7,045,036 shares issued and outstanding
  Unearned shares - Employee Stock Ownership Plan
   ("ESOP")                                            (2,049)       (2,247)
  Retained earnings                                    62,608        62,238
  Accumulated other comprehensive loss                   (621)         (724)
                                                     ----------------------
    Total shareholders' equity                         86,334        85,408
                                                     ----------------------
    Total liabilities and shareholders' equity       $735,018      $742,687
                                                     ======================

       See notes to unaudited condensed consolidated financial statements

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          For the three and nine months ended June 30, 2011 and 2010
                   (Dollars in thousands, except share amounts)
                                  (Unaudited)

                                   Three Months Ended      Nine Months Ended
                                         June 30,               June 30,
                                    2011        2010        2011        2010
                                  -------------------     -------------------
Interest and dividend income
Loans receivable                  $ 8,192     $ 8,764     $24,966     $26,661
MBS and other investments             141         239         486         695
Dividends from mutual funds             8           9          23          27
Interest-bearing deposits in
 banks                                 90          90         260         218
                                  -------------------     -------------------
  Total interest and dividend
   income                           8,431       9,102      25,735      27,601
                                  -------------------     -------------------

Interest expense
Deposits                            1,463       1,950       4,805       5,986
FHLB advances - long term             556         760       1,835       2,384
Federal Reserve Bank of San
 Francisco ("FRB") and other
 borrowings                           - -           1         - -           3
                                  -------------------     -------------------
   Total interest expense           2,019       2,711       6,640       8,373
                                  -------------------     -------------------

   Net interest income              6,412       6,391      19,095      19,228

Provision for loan losses           3,400         750       5,000       8,545
                                  -------------------     -------------------

   Net interest income after
    provision for loan losses       3,012       5,641      14,095      10,683
                                  -------------------     -------------------

Non-interest income
Total other than temporary
 impairment ("OTTI")                  (70)        (81)       (224)       (688)
Portion of OTTI recognized in other
 comprehensive loss (before income
 taxes)                               (95)        (71)       (112)     (1,340)
                                  -------------------     -------------------
   Net OTTI recognized in earnings   (165)       (152)       (336)     (2,028)

Realized loss on MBS and other
 investments                           --          --          (2)        (17)
Gains on sales of MBS and other
 investments                           --          --          79         - -
Service charges on deposits           993       1,066       2,875       3,218
ATM transaction fees                  515         439       1,384       1,187
BOLI net earnings                     121         120         361         369
Gains on sales of loans, net          247         238       1,214         987
Servicing income (expense) on
 loans sold, net                        7          32         (13)         86
Valuation recovery (allowance)
 on MSRs                             (137)         22         703          --
Fee income from non-deposit
 investment sales                      25          17          73          52
Other                                 155         159         482         486
                                  -------------------     -------------------
   Total non-interest income, net   1,761       1,941       6,820       4,340
                                  -------------------     -------------------

        See notes to unaudited condensed consolidated financial statements

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OPERATIONS (continued)
            For the three and nine months ended June 30, 2011 and 2010
                  (Dollars in thousands, except share amounts)
                                  (Unaudited)

                                   Three Months Ended      Nine Months Ended
                                         June 30,               June 30,
                                    2011        2010        2011        2010
                                  -------------------     -------------------
Non-interest expense
Salaries and employee benefits    $ 3,150     $ 3,117     $ 9,393     $ 9,019
Premises and equipment                667         717       2,036       2,120
Advertising                           235         235         604         626
OREO and other repossessed assets
 expense, net                         496         373         930         767
ATM expenses                          203         164         583         490
Postage and courier                   139         130         400         400
Amortization of CDI                    42          48         125         143
State and local taxes                 155         159         475         453
Professional fees                     190         193         567         561
FDIC insurance                        248         317         919       1,323
Insurance                              56         154         299         283
Other                               1,201         815       3,005       2,427
                                  -------------------     -------------------
   Total non-interest expense       6,782       6,422      19,336      18,612
                                  -------------------     -------------------

Income (loss) before federal and
 state income taxes                (2,009)      1,160       1,579      (3,589)

Provision (benefit) for federal
 and state income taxes              (729)        356         417      (1,439)
                                  -------------------     -------------------

Net income (loss)                  (1,280)        804       1,162      (2,150)

Preferred stock dividends            (208)       (208)       (624)       (624)
Preferred stock discount accretion    (57)        (53)       (168)       (156)
                                  -------------------     -------------------

Net income (loss) to common
 shareholders                     $(1,545)    $   543     $   370     $(2,930)
                                  ===================     ===================

Net income (loss) per common share:
  Basic                           $ (0.23)    $  0.08     $  0.05     $ (0.44)
  Diluted                         $ (0.23)    $  0.08     $  0.05     $ (0.44)

Weighted average shares
 outstanding:
  Basic                         6,745,250   6,715,410   6,745,250   6,713,103
  Diluted                       6,745,250   6,715,410   6,745,487   6,711,103

Dividends paid per common
 share:                           $   - -     $   0.01    $   - -     $  0.04

       See notes to unaudited condensed consolidated financial statements

                                TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                         CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For the nine months ended June 30, 2011 and the year ended September 30, 2010
                         (Dollars in thousands, except per share amounts)
                                             (Unaudited)

                                                                                           Accumu-
                                                                                             lated
                             Number of Shares         Amount                                 Other
                           -------------------  ------------------   Unearned              Compre-
                           Preferred    Common  Preferred   Common   Shares -   Retained   hensive
                               Stock     Stock      Stock    Stock       ESOP   Earnings      Loss    Total
                              ------    ------    -------   ------  ---------   --------  ---------   -----
 Balance, September 30, 2009  16,641   7,045,036  $15,554   $10,315   $(2,512)  $65,854   $(2,012)  $87,199
Net loss                         - -         - -      - -       - -       - -    (2,291)      - -   (2,291)
Accretion of preferred stock
 discount                        - -         - -      210       - -       - -      (210)      - -       - -
Cash dividends
 ($0.04 per common share)        - -         - -      - -       - -       - -      (283)      - -      (283)
 (5% preferred stock)            - -         - -      - -       - -       - -      (832)      - -      (832)
Earned ESOP shares               - -         - -      - -       (78)      265       - -       - -       187
MRDP (1) compensation expense    - -         - -      - -       134       - -       - -       - -       134
Stock option compensation
 expense                         - -         - -      - -         6       - -       - -       - -         6
Unrealized holding gain on
 securities available for
 sale, net of tax                - -         - -      - -       - -       - -       - -       491       491
Change in OTTI on securities
 held to maturity, net of tax    - -         - -      - -       - -       - -       - -       766       766
Accretion of OTTI on securities
 held to maturity, net of tax    - -         - -      - -       - -       - -       - -        31        31
                              ------   ---------  -------   -------   -------   -------    ------   -------
Balance, September 30, 2010   16,641   7,045,036   15,764    10,377    (2,247)   62,238      (724)   85,408

Net income                       - -         - -      - -       - -       - -     1,162       - -     1,162
Accretion of preferred stock
 discount                        - -         - -      168       - -       - -      (168)      - -       - -
5% preferred stock dividend      - -         - -      - -       - -       - -      (624)      - -      (624)
Earned ESOP shares               - -         - -      - -       (47)      198       - -       - -       151
MRDP (1) compensation expense    - -         - -      - -       129       - -       - -       - -       129
Stock option compensation
 expense                         - -         - -      - -         5       - -       - -       - -         5
Unrealized holding gain on
 securities available for
 sale, net of tax                - -         - -      - -       - -       - -       - -         2         2
Change in OTTI on securities
 held to maturity, net of tax    - -         - -      - -       - -       - -       - -        74        74
Accretion of OTTI on securities
 held to maturity, net of tax    - -         - -      - -       - -       - -       - -        27        27
                              ------   ---------  -------   -------   -------   -------    ------   -------
Balance, June 30, 2011        16,641   7,045,036  $15,932   $10,464   $(2,049)  $62,608     $(621)  $86,334
                              ======   =========  =======   =======   =======   =======    ======   =======

----------------
(1) 1998 Management Recognition and Development Plan ("MRDP").



                      See notes to unaudited condensed consolidated financial statements

                                                   6

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the nine months ended June 30, 2011 and 2010
                            (Dollars in thousands)
                                  (Unaudited)

                                                  Nine Months Ended June 30,
Cash flow from operating activities                   2011         2010
                                                   ---------------------
Net income (loss)                                  $  1,162     $ (2,150)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Provision for loan losses                           5,000        8,545
  Depreciation                                          743          881
  Deferred federal income taxes                        (412)       1,466
  Amortization of CDI                                   125          143
  Earned ESOP shares                                    198          199
  MRDP compensation expense                             129          128
  Stock option compensation expense                       5            4
  Gains on sales of OREO and other repossessed
   assets, net                                         (527)        (270)
  Provision for OREO losses                             973          505
  Loss on disposition of premises and equipment           3           14
  BOLI net earnings                                    (361)        (360)
  Gains on sales of loans, net                       (1,214)        (987)
  Decrease in deferred loan origination fees           (241)        (207)
  OTTI losses on MBS and other investments              336        2,028
  Gains on sales of available for sale securities       (79)         - -
  Realized losses on held to maturity securities          2           17
Loans originated for sale                           (44,266)     (44,213)
Proceeds from sale of loans                          47,684       44,376
Increase in other assets, net                          (718)      (5,235)
Increase (decrease) in other liabilities and
 accrued expenses, net                                  177         (206)
                                                   ---------------------
Net cash provided by operating activities             8,719        4,678

Cash flow from investing activities
Net increase in CDs held for investment                 (40)     (11,937)
Proceeds from maturities and prepayments of
 securities available for sale                        1,248        2,432
Proceeds from maturities and prepayments of
 securities held to maturity                            697          955
Proceeds from sales of available for sale
 securities                                           2,272          - -
Increase in loans receivable, net                    (3,476)      (1,095)
Additions to premises and equipment                    (344)        (378)
Proceeds from sales of OREO and other repossessed
 assets                                               2,883        2,651
                                                   ---------------------
Net cash provided by (used in) investing activities   3,240       (7,372)

Cash flow from financing activities
Increase in deposits, net                            10,629       62,324
Repayment of FHLB advances                          (20,000)     (20,000)
Repayment of FRB advances                                --      (10,000)
Decrease in repurchase agreements                       (24)         (64)
ESOP tax effect                                         (47)         (76)
MRDP compensation tax effect                            - -            2
Payment of dividends                                    - -         (699)
                                                   ---------------------
Net cash provided by (used in) financing
 activities                                          (9,442)      31,487

       See notes to unaudited condensed consolidated financial statements

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                For the nine months ended June 30, 2011 and 2010
                             (Dollars in thousands)
                                 (Unaudited)

                                                  Nine Months Ended June 30,
                                                      2011         2010
                                                   ---------------------

Net increase in cash and cash equivalents
                                                   $  2,517     $ 28,793
Cash and cash equivalents
  Beginning of period                               111,786       66,462
                                                   ---------------------
  End of period                                    $114,303     $ 95,255
                                                   =====================

Supplemental disclosure of cash flow information
  Income taxes paid                                $  2,097     $    791
  Interest paid                                       6,786        8,555

Supplemental disclosure of non-cash investing
 activities
  Loans transferred to OREO and other repossessed
   assets                                          $  4,344     $  9,009
  Loan originated to facilitate the sale of OREO      1,538        1,351









     See notes to unaudited condensed consolidated financial statements

                      TIMBERLAND BANCORP, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              For the three and nine months ended June 30, 2011 and 2010
                             (Dollars in thousands)
                                  (Unaudited)

                                   Three Months Ended      Nine Months Ended
                                         June 30,               June 30,
                                    2011        2010        2011        2010
                                  -------------------     -------------------
Comprehensive income (loss):
  Net income (loss)               $(1,280)      $ 804     $1,162      $(2,150)
  Unrealized holding gain on
   securities available for
   sale, net of tax                    50          79          2           84
  Change in OTTI on securities
   held to maturity, net of tax:
    Additions                          (9)         23        (65)          83
    Additional amount recognized
     related to credit loss for
     which OTTI was previously
     recognized                         5          10         15          706
    Amount reclassified to credit
     loss for previously recorded
     market loss                       67          13        124           82
  Accretion of OTTI securities
   held to maturity, net of tax         8           7         27           25
                                  -------------------     -------------------

Total comprehensive income (loss) $(1,159)      $ 936     $1,265       $ (870)
                                  ===================     ===================







      See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation: The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are in the opinion of management necessary for a fair presentation of the interim condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2010 ("2010 Form 10-K"). The results of operations for the three and nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year.

(b) Principles of Consolidation: The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Timberland Bank ("Bank"), and the Bank's wholly-owned subsidiary,
Timberland Service Corp.   All significant inter-company balances have been
eliminated in consolidation.

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

(e) Certain prior period amounts have been reclassified to conform to the June 30, 2011 presentation with no change to net income (loss) or total shareholders' equity previously reported.


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

In addition, on February 1, 2010, the Federal Reserve Bank of San Francisco ("FRB") determined that the Company required additional supervisory attention and entered into a Memorandum of Understanding with the Company ("Company MOU"). Under the Company MOU, the Company must, among other things, obtain prior written approval or non-objection from the FRB to declare or pay any dividends, or make any other capital distributions; issue any trust preferred securities; or purchase or redeem any of its stock. The FRB has denied the Company's requests to pay dividends on its Series A Preferred Stock issued under the U.S. Treasury Department's Capital Purchase Program ("CPP") for quarterly payments due for the last five quarters commencing with the payments
due May 15, 2010.   For additional information on the CPP, see Note 3 below
entitled "U.S Treasury Department's Capital Purchase Program."


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

Under the Company MOU, the Company must, among other things, obtain prior written approval, or non-objection from the FRB to declare or pay any dividends. The FRB has denied the Company's requests to pay dividends on its Series A Preferred Stock issued under the CPP for quarterly payments due for the last five quarters commencing with the payment due May 15, 2010. There can be no assurances that the FRB will approve such payments or dividends in
the future.   The Company may not declare or pay dividends on its common stock or, with certain exceptions, repurchase common stock without first having paid all cumulative preferred dividends that are due. If dividends on the Series A Preferred Stock are not paid for six quarters, whether or not consecutive, the Treasury has the right to appoint two members to the Company's Board of Directors.

(4) MBS AND OTHER INVESTMENTS

MBS and other investments have been classified according to management's intent and are as follows as of June 30, 2011 and September 30, 2010 (dollars in thousands):

                                                 Gross         Gross
                               Amortized    Unrealized    Unrealized     Fair
                                    Cost         Gains        Losses    Value
                               ---------    ----------    ----------   -------
June 30, 2011
-------------

Held to Maturity
  MBS:
    U.S. government agencies    $ 1,889        $  35        $  (4)    $ 1,920
    Private label residential     2,366          107          (71)      2,402
  U.S. agency securities             28            2          - -          30
                                -------        -----        ------    -------
   Total                        $ 4,283        $ 144        $ (75)    $ 4,352
                                =======        =====        ======    =======

Available for Sale
  MBS:
    U.S. government agencies    $ 4,800        $ 176        $  - -    $ 4,976
    Private label residential     1,804           69          (145)     1,728
  Mutual funds                    1,000          - -           (25)       975
                                -------        -----        ------    -------
   Total                        $ 7,604        $ 245        $ (170)   $ 7,679
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
                                =======        =====        ======    =======

The estimated fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of June 30, 2011 are as follows (dollars in thousands):

                 Less Than 12 Months  12 Months or Longer
                 -------------------  -------------------  Total
                 Esti-                Esti-                Esti-
                 mated   Gross        mated   Gross        mated    Gross
                 Fair    Unrealized   Fair    Unrealized   Fair     Unrealized
                 Value   Losses       Value   Losses       Value    Losses
                 -----   ------       -----   ------       -----    ------

Held to Maturity
 MBS:
  U.S. government
   agencies       $  77   $  (1)     $  365   $  (3)       $  442   $  (4)
  Private label
   residential      - -     - -         549     (71)          549     (71)
                  -----   -----      ------   -----        ------   -----
 Total            $  77   $  (1)     $  914   $ (74)       $  991   $ (75)
                  =====   =====      ======   =====        ======   =====

Available for Sale
 MBS:
  U.S. government
   agencies       $ - -   $ - -      $  - -   $ - -        $  - -   $ - -
  Private label
   residential      - -     - -       1,033    (145)        1,033    (145)
  Mutual funds      - -     - -         975     (25)          975     (25)
                  -----   -----      ------   -----        ------   -----
 Total            $ - -   $ - -      $2,008   $(170)       $2,008   $(170)
                  =====   =====      ======   =====        ======   =====

During the three months ended June 30, 2011 and 2010, the Company recorded net OTTI charges through earnings on residential MBS of $165,000 and $152,000, respectively. During the nine months ended June 30, 2011 and 2010, the Company recorded net OTTI charges through earnings on residential MBS of $336,000 and $2.03 million, respectively. The Company provides for the bifurcation of OTTI into (i) amounts related to credit losses which are recognized through earnings, and (ii) amounts related to all other factors which are recognized as a component of other comprehensive income (loss).

To determine the component of the gross OTTI related to credit losses, the Company compared the amortized cost basis of each OTTI security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. The revised expected cash flow estimates for individual securities are based primarily on an analysis of default rates, prepayment speeds and third-party analytic reports. Significant judgment by management is required in this analysis that includes, but is not limited to, assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans. The following table presents a summary of the significant inputs utilized to measure management's estimate of the credit loss component on OTTI securities as of June 30, 2011 and September 30, 2010:

                                                 Range
                                          ---------------------     Weighted
                                          Minimum       Maximum      Average
                                          -------       -------     --------
At June 30, 2011
----------------
Constant prepayment rate                   6.00%        15.00%       10.16%
Collateral default rate                    0.51%        40.48%       10.52%
Loss severity rate                        28.13%        66.10%       45.74%

At September 30, 2010
---------------------
Constant prepayment rate                   6.00%        15.00%       8.28%
Collateral default rate                    3.69%        68.09%      34.75%
Loss severity rate                        30.02%        60.43%      45.35%

The following tables present the OTTI for the three and nine months ended June 30, 2011 and 2010 (dollars in thousands):


                                 Three months ended      Three months ended
                                    June 30, 2011          June 30, 2011
                                 -------------------    --------------------
                                 Held To   Available    Held To    Available
                                 Maturity   For Sale    Maturity    For Sale
                                 --------  ---------    --------   ---------
Total OTTI                        $   41     $   29     $    81     $ - -
Portion of OTTI recognized in
 other comprehensive loss
 (before income taxes) (1)            95        - -          71       - -
                                  ------     ------     -------     -----
Net OTTI recognized in
 earnings (2)                     $  136     $   29     $   152     $ - -
                                  ======     ======     =======     =====

                                  Nine months ended      Nine months ended
                                    June 30, 2011          June 30, 2011
                                 -------------------    --------------------
                                 Held To   Available    Held To    Available
                                 Maturity   For Sale    Maturity    For Sale
                                 --------  ---------    --------   ---------
Total OTTI                        $  194     $   30     $   595     $  93
Portion of OTTI recognized in
 other comprehensive loss
 (before income taxes) (1)           112        - -       1,340       - -
                                  ------     ------     -------     -----
Net OTTI recognized in
 earnings (2)                     $  306     $   30     $ 1,935     $  93
                                  ======     ======     =======     =====

-------------
(1)  Represents OTTI related to all other factors.
(2)  Represents OTTI related to credit losses.

The following table presents a roll-forward of the credit loss component of held to maturity debt securities that have been written down for OTTI with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in other comprehensive income (loss) for the nine months ended June 30, 2011 and 2010 (in thousands):

                                           Nine months ended June 30,
                                              2011        2010
                                            -------      -------

Beginning balance of credit loss            $ 4,725      $ 3,551
Additions:
  Credit losses for which OTTI was
   not previously recognized                     53          374
  Additional increases to the amount
   related to credit loss for which OTTI
   was previously recognized                    283        1,623
Subtractions:
  Realized losses recorded previously
   as credit losses                          (1,390)        (499)
                                            -------      -------
Ending balance of credit loss               $ 3,671      $ 5,049
                                            =======      =======

There were no gross realized gains on sale of securities for the three months ended June 30, 2011. There was a gross realized gain on sale of securities for the nine months ended June 30, 2011 of $79,000. There were no gross realized gains on sale of securities for the three or nine months ended June 30, 2010. During the three months ended June 30, 2011, the Company recorded a $509,000 realized loss (as a result of the securities being deemed worthless) on 22 held to maturity residential MBS and one available for sale residential MBS of which the entire amount had been recognized previously as a credit loss. During the nine months ended June 30, 2011, the Company recorded a $1.392 million realized loss on 23 held to maturity residential MBS and one available for sale residential MBS of which $1.390 million had been recognized previously as a credit loss. During the three months ended June 30, 2010, the Company recorded a $247,000 realized loss on nine held to maturity residential MBS which had previously been recognized as a credit loss. During the nine months ended June 30, 2010, the Company recorded a $499,000 realized loss on thirteen held to maturity residential MBS of which $482,000 had been recognized previously as a credit loss.

The amortized cost of residential mortgage-backed and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral, retail repurchase agreements and other non-profit organization deposits totaled $8.68 million and $12.80 million at June 30, 2011 and September 30, 2010, respectively.

The contractual maturities of debt securities at June 30, 2011 are as follows (dollars in thousands). Expected maturities may differ from scheduled maturities as a result of the prepayment of principal or call provisions.

                                   Held to Maturity     Available for Sale
                                   ----------------     ------------------
                                            Estimated               Estimated
                                Amortized   Fair        Amortized   Fair
                                Cost        Value       Cost        Value
                                ---------------------   ---------------------

Due within one year             $  - -      $  - -      $  218      $  216
Due after one year to five
 years                              25          26         - -         - -
Due after five to ten years         39          41         115         123
Due after ten years              4,219       4,285       6,271       6,365
                                ------      ------      ------      ------
  Total                         $4,283      $4,352      $6,604      $6,704
                                ======      ======      ======      ======


(5) FHLB STOCK

The Company views its investment in the FHLB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; 2) the impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB. On October 25, 2010, the FHLB announced that it had entered into a Consent Agreement with the Federal Housing Finance Agency ("FHFA"), which requires the FHLB to take certain specific actions related to its business and operations. The FHLB will not pay a dividend or repurchase capital stock while it is classified as undercapitalized. As of June 30, 2011, the FHLB reported that it had met all of its regulatory capital requirements pursuant to the Consent Agreement issued by the FHFA. The Company does not believe that its investment in the FHLB is impaired and did not recognize an OTTI loss on its FHLB stock during the three and nine months ended June 30, 2011. However, this estimate could change in the near term if: 1) significant other-than-temporary losses are incurred on the FHLB's MBS causing a significant decline in its regulatory capital status; 2) the economic losses resulting from credit deterioration on the FHLB's MBS increases significantly or 3) capital preservation strategies being utilized by the FHLB become ineffective.

(6) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable and loans held for sale consisted of the following at June 30, 2011 and September 30, 2010 (dollars in thousands):

                                           June 30,           September 30,
                                             2011                 2010
                                     -------------------   ------------------
                                       Amount    Percent    Amount    Percent
                                     -------------------   ------------------
Mortgage loans:
 One- to four-family (1)             $112,838      20.2%   $121,014    21.6%
 Multi-family                          31,058       5.6      32,267     5.8
 Commercial                           229,800      41.2     208,002    37.2
 Construction and land development     68,017      12.2      69,271    12.4
 Land                                  50,238       9.0      62,999    11.3
                                     --------     -----    --------   -----
    Total mortgage loans              491,951      88.2     493,553    88.3

Consumer loans:
 Home equity and second mortgage       36,991       6.6      38,418     6.9
 Other                                  8,226       1.5       9,086     1.6
                                     --------     -----    --------   -----
    Total consumer loans               45,217       8.1      47,504     8.5

Commercial business loans              20,621       3.7      17,979     3.2
                                     --------     -----    --------   -----

    Total loans receivable            557,789     100.0%    559,036   100.0%
                                     --------     =====    --------   =====

Less:
 Undisbursed portion of construction
  loans in process                    (22,713)              (17,952)
 Deferred loan origination fees        (1,988)               (2,229)
 Allowance for loan losses            (11,790)              (11,264)
                                     --------              --------

    Total loans receivable, net      $521,298              $527,591
                                     ========              ========

-------------
(1)  Includes loans held for sale.

Construction and Land Development Loan Portfolio Composition
------------------------------------------------------------
The following table sets forth the composition of the Company's construction and land development loan portfolio at June 30, 2011 and September 30, 2010 (dollars in thousands):
                                           June 30,           September 30,
                                             2011                 2010
                                     -------------------   ------------------
                                       Amount    Percent    Amount    Percent
                                     -------------------   ------------------

Custom and owner/builder             $ 28,128      41.4%   $ 30,945     44.7%
Speculative one- to four-family         3,028       4.5       4,777      6.9
Commercial real estate                 26,081      38.3      23,528     33.9
Multi-family
 (including condominiums)               8,254      12.1       3,587      5.2
Land development                        2,526       3.7       6,434      9.3
                                     --------     -----    --------    -----
   Total construction and
    land development loans           $ 68,017     100.0%   $ 69,271    100.0%
                                     ========     =====    ========    =====

Loan Segment Risk Characteristics
---------------------------------

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

Commercial Real Estate Lending: The Company originates commercial real estate loans secured by properties such as office buildings, retail/wholesale facilities, motels, restaurants, mini-storage facilities and other commercial properties. Commercial real estate lending generally affords the Company an opportunity to receive interest at higher rates than those available from one- to four-family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or economy. The Company seeks to mitigate these risks by generally limiting the maximum loan-to-value ratio to 80% and scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.

Construction and Land Development Lending: The Company currently originates the following types of construction loans: custom construction loans, owner/builder construction loans, speculative construction loans (on a very limited basis), commercial real estate construction loans, and multi-family construction loans. The Company is no longer originating land development loans.

Custom construction loans are made to home builders who, at the time of construction, have a signed contract with a home buyer who has a commitment to purchase the finished home. Owner/builder construction loans are originated to home owners rather than home builders and are typically refinanced into permanent loans at the completion of construction.

Speculative one-to four-family construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of the loan origination, a signed contract with a home buyer who has a commitment for permanent financing with the Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to provide the debt service for the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified and a sale is consummated. The Company is currently originating speculative one-to four-family construction loans on a very limited basis.

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

Land Lending: The Company has historically originated loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to sell as improved lots. Currently, the Company is not offering land loans to new customers and is attempting to decrease its land loan portfolio. Loans secured by undeveloped land or improved lots involve greater risks than one- to four-family residential mortgage loans because these loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default or foreclosure, the Company may be confronted with a property value which is insufficient to assure full repayment. The Company attempts to minimize this risk by generally limiting the maximum loan-to-value ratio on land loans to 75%.

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

Commercial Business Lending: Commercial business loans are generally secured by business equipment, accounts receivable, inventory or other property. The Company also generally obtains personal guarantees from the principals based on a review of personal financial statements. Commercial business lending generally involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment, because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while the liquidation of collateral is a secondary and potentially insufficient source of repayment.

Allowance for Loan Losses
-------------------------
The following table sets forth information for the three and nine months ended June 30, 2011, regarding activity in the allowance for loan losses (dollars in thousands):

                             For the Three Months Ended June 30, 2011
                             -----------------------------------------
                      Beginning                                       Ending
                      Allowance  Provision  Charge-offs  Recoveries  Allowance
                      ---------  ---------  -----------  ----------  ---------
Mortgage loans:
 One-to four-family    $   738   $  250       $  172        $  1      $   817
 Multi-family            1,016       88          - -          11        1,115
 Commercial real estate  4,179     (343)         - -           4        3,840
 Construction - custom
  and owner / builder      346      (92)         - -         - -          254
 Construction -
  speculative one- to
  four-family              260      (63)         - -         - -          197
 Construction -
  commercial               179    2,282        1,444         - -        1,017
 Construction -
  multi-family             263     (125)         - -         - -          138
 Construction - land
  development               28      667          667         - -           28
 Land                    3,254      790        1,147           6        2,903
Consumer loans:
 Home equity and
  second mortgage          505      (52)         - -         - -          453
 Other                     436       (8)         - -         - -          428
Commercial business
 loans                     594        6          - -         - -          600
                       -------   ------       ------        ----      -------
Total                  $11,798   $3,400       $3,430        $ 22      $11,790
                       =======   ======       ======        ====      =======


                                For the Nine Months Ended June 30, 2011
                                ---------------------------------------
                      Beginning                                       Ending
                      Allowance  Provision  Charge-offs  Recoveries  Allowance
                      ---------  ---------  -----------  ----------  ---------
Mortgage loans:
 One-to four-family    $   530   $  543       $  405        $149      $   817
 Multi-family              393      692          - -          30        1,115
 Commercial real estate  3,173      609           47         105        3,840
 Construction - custom
  and owner / builder      481     (227)         - -         - -          254
 Construction -
  speculative one- to
  four-family              414     (177)          40         - -          197
 Construction -
  commercial               245    2,216        1,444         - -        1,017
 Construction - multi-
  family                   245     (107)         - -         - -          138
 Construction - land
  development              240      938        1,150         - -           28
 Land                    3,709      709        1,560          45        2,903
Consumer loans:
 Home equity and
  second mortgage          922     (362)         114           7          453
 Other                     451        5           30           2          428
Commercial business
 loans                     461      161           22         - -          600
                       -------   ------       ------        ----      -------
Total                  $11,264   $5,000       $4,812        $338      $11,790
                       =======   ======       ======        ====      =======

The following table presents information on the loans evaluated individually for impairment and collectively evaluated for impairment in the allowance for loan losses at June 30, 2011 (dollars in thousands):



                           Allowance for Loan Losses                 Recorded Investment in Loans
                           -------------------------                 ----------------------------
                    Individually    Collectively                Individually    Collectively
                    Evaluated for   Evaluated for               Evaluated for   Evaluated for
                     Impairment       Impairment     Total       Impairment       Impairment      Total
                     ----------       ----------     -----       ----------       ----------      -----
Mortgage loans:
 One- to four-family   $   56           $  761      $   817      $  3,180          $109,658     $112,838
 Multi-family             632              483        1,115         5,482            25,576       31,058
 Commercial real estate   245            3,595        3,840        19,054           210,746      229,800
 Construction - custom
  and owner / builder      13              241          254           591            19,056       19,647
 Construction -
  speculative one- to
  four-family              39              158          197         1,500             1,008        2,508
 Construction -
  commercial real
  estate                  772              245        1,017         5,451            10,785       16,236
 Construction -
  multi-family            - -              138          138         1,911             2,485        4,396
 Construction - land
  development             - -               28           28         2,374               143        2,517
 Land                     461            2,442        2,903        10,498            39,740       50,238
Consumer loans:
 Home equity and
  second mortgage          13              440          453           993            35,998        36,991
 Other                      1              427          428             1             8,225         8,226
Commercial business
 loans                    - -              600          600            47            20,574        20,621
                       ------           ------      -------       -------          --------      --------
                       $2,232           $9,558      $11,790       $51,082          $483,994      $535,076
                       ======           ======      =======       =======          ========      ========




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

Substandard: Substandard loans are defined as those loans that are inadequately protected by the current net worth and paying capacity of the obligor, or of the collateral pledged. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. If the weakness or weaknesses are not corrected, there is the distinct possibility that some loss will be sustained.

The following table lists the loan credit risk grades utilized by the Company that serve as credit quality indicators. Each of the credit risk loan grades include high and low factors associated with their classification that are utilized to calculate the aggregate ranges of the allowance for loan losses at June 30, 2011 (dollars in thousands):

Credit Risk Profile by Internally Assigned Grades

                                             Loan Grades
                             ---------------------------------------
                                               Special
                              Pass    Watch    Mention   Substandard   Total
                             ------   -----    -------   -----------   -----
Mortgage loans:
 One- to four-family        $ 97,338  $ 7,754  $ 1,708    $ 6,038    $112,838
 Multi-family                 18,948      264   10,397      1,449      31,058
 Commercial                  188,985   10,104    5,271     25,440     229,800
 Construction - custom and
  owner / builder             18,822      234      - -        591      19,647
 Construction - speculative
  one- to four-family            286      - -    1,500        722       2,508
 Construction - commercial
  real estate                 10,785      - -      - -      5,451      16,236
 Construction - multi-family   1,733      - -      752      1,911       4,396
 Construction - land
  development                    143      - -      - -      2,374       2,517
 Land                         26,171    7,568    5,095     11,404      50,238
Consumer loans:
 Home equity and second
  mortgage                    33,612      745    1,524      1,110      36,991
 Other                         8,163       51      - -         12       8,226
Commercial business loans     17,147       85    2,124      1,265      20,621
                            --------  -------  -------    -------    --------
   Total                    $422,133  $26,805  $28,371    $57,767    $535,076
                            ========  =======  =======    =======    ========

The following table presents an age analysis of past due status of loans by category at June 30, 2011 (dollars in thousands):




                                                                                                Past Due
                                                    90 Days                                     90 Days
                           30-59 Days  60-89 Days   or More       Total               Total   or More and
                            Past Due    Past Due   Past Due (1)  Past Due   Current   Loans   Still Accruing
                            --------    --------   -----------   --------   -------   -----   --------------
Mortgage loans:
 One- to four-family         $  218     $ 1,547       $ 2,634     $ 4,399   $108,439  $112,838    $  302
 Multi-family                 1,449         - -           - -       1,449     29,609    31,058       - -
 Commercial                     - -      12,454         9,483      21,937    207,863   229,800     3,778
 Construction - custom and
  owner / builder               - -         - -           591         591     19,056    19,647       209
 Construction - speculative
  one- to four-family           - -         - -           - -         - -      2,508     2,508
 Construction - commercial      - -         - -           704         704     15,532    16,236       - -
 Construction - multi-family    - -         - -         1,910       1,910      2,486     4,396       - -
 Construction - land
  development                   - -         - -         2,374       2,374        143     2,517       - -
  Land                          606       1,870         7,775      10,251     39,987    50,238        29
Consumer loans:
 Home equity and second
  mortgage                      257          43           643         943     36,048    36,991       299
 Other                           33         - -             1          34      8,192     8,226       - -
Commercial business loans        49          15           323         387     20,234    20,621       276
                             ------     -------       -------     -------   --------  --------    ------
  Total                      $2,612     $15,929       $26,438     $44,979   $490,097  $535,076    $4,893
                             ======     =======       =======     =======   ========  ========    ======

------------
(1)  Includes loans past due 90 days or more and still accruing.


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

At June 30, 2011 and September 30, 2010, the Company had impaired loans totaling $51.08 million and $42.25 million, respectively. At June 30, 2011, the Company had loans totaling $4.89 million that were 90 days or more past due and still accruing interest. At September 30, 2010, the Company had loans totaling $1.33 million that were 90 days or more past due and still accruing interest. Interest income recognized on impaired loans for the nine months ended June 30, 2011 and June 30, 2010 was $1.43 million and $861,000,
respectively.   Interest income recognized on a cash basis on impaired loans for the nine months ended June 30, 2011 and June 30, 2010, was $843,000 and $517,000, respectively. The average investment in impaired loans for the nine months ended June 30, 2011 and June 30, 2010 was $46.15 million and $42.87 million, respectively.

Troubled debt restructured loans are loans for which the Company, for economic or legal reasons related to the borrower's financial condition, has granted a significant concession to the borrower that it would otherwise not consider. Troubled debt restructured loans are considered impaired loans and can be classified as either accrual or non-accrual. The Company had $25.80 million in troubled debt restructured loans included in impaired loans at June 30, 2011 and had $144,000 in commitments to lend additional funds on these loans. At June 30, 2011, $4.96 million of the $25.80 million in troubled debt restructured loans were on non-accrual status and included in non-performing loans. The Company had $16.40 million in troubled debt restructured loans included in impaired loans at September 30, 2010 and had $1.06 million in commitments to lend additional funds on these loans. At September 30, 2010, $7.41 million of the $16.40 million in troubled debt restructured loans were on non-accrual status and included in non-performing loans.


The following table is a summary of information related to impaired loans as of June 30, 2011 (dollars in thousands):


                                                                                  Average      Interest
                                      Recorded   Unpaid Principal    Related      Recorded      Income
                                     Investment       Balance       Allowance    Investment   Recognized (1)
                                     ----------       -------       ---------    ----------   --------------
With no related allowance recorded:
  Mortgage loans:
   One- to four-family                  $ 2,212        $ 2,436         $  - -      $ 2,437       $  6
   Commercial                            16,315         16,737            - -       14,727        397
   Construction - custom and
    owner / builder                         478            478            - -          513          7
   Construction - speculative one-
    to four-family                          - -             20            - -          132        - -
   Construction - commercial                - -            - -            - -          - -        - -
   Construction - multi-family            1,911          1,915            - -        1,505          4
   Construction - land development        2,374          7,663            - -        2,704        - -
   Land                                   6,113         10,106            - -        6,475         12
  Consumer loans:
   Home equity and second mortgage          647            698            - -          528         12
   Other                                    - -            - -            - -            6        - -
 Commercial business loans                   47             68            - -           44          1
                                        -------        -------         ------      -------       ----
     Subtotal                            30,097         40,121            - -       29,071        439

With an allowance recorded:
  Mortgage loans:
   One- to four-family                      968            968             56          957          6
   Multi-family                           5,482          5,482            632        5,482         73
   Commercial                             2,739          3,459            245        2,931        - -
   Construction - custom and owner /
    builder                                 113            113             13           57        - -
   Construction - speculative one-
    to four-family                        1,500          1,500             39        1,500         20
   Construction - commercial              5,451          6,895            772        6,126         91
   Land                                   4,385          4,408            461        4,403         34
  Consumer loans:
   Home equity and second mortgage          346            346             13          343          5
   Other                                      1              1              1            1        - -
                                        -------        -------         ------      -------       ----
     Subtotal                            20,985         23,172          2,232       21,800        229

Total
  Mortgage loans:
   One- to four-family                    3,180          3,404             56        3,394         12
   Multi-family                           5,482          5,482            632        5,482         73
   Commercial                            19,054         20,196            245       17,658        397
   Construction - custom and owner /
    builder                                 591            591             13          570          7
   Construction - speculative one- to
    four-family                           1,500          1,520             39        1,632         20
   Construction - commercial              5,451          6,895            772        6,126         91
   Construction - multi-family            1,911          1,915            - -        1,505          4
   Construction - land development        2,374          7,663            - -        2,704        - -
   Land                                  10,498         14,514            461       10,878         46
  Consumer loans:
   Home equity and second mortgage          993          1,044             13          871         17
   Other                                      1              1              1            7        - -
  Commercial business loans                  47             68            - -           44          1
                                        -------        -------         ------      -------       ----
     Total                              $51,082        $63,293         $2,232      $50,871       $668
                                        =======        =======         ======      =======       ====
--------------
(1)  For  the three months ended June 30, 2011




The following is a summary of information related to impaired loans at September 30, 2010 (dollars in thousands):

Impaired loans without a valuation allowance     $ 36,475
Impaired loans with a valuation allowance           5,770
                                                 --------
  Total impaired loans                           $ 42,245
                                                 ========

Valuation allowance related to impaired loans    $    862

The following table sets forth information with respect to the Company's non-performing assets at June 30, 2011 and September 30, 2010 (dollars in thousands):

Loans accounted for on a non-accrual basis:
                                                   June 30,     September 30,
                                                      2011              2010
                                                  --------          --------
Mortgage loans:
 One- to four family                              $  2,332          $  3,691
 Commercial                                          5,706             7,252
 Construction - custom and owner / builder             382               - -
 Construction - speculative one- to four-family        - -             2,050
 Construction - commercial real estate                 704               - -
 Construction - multi-family                         1,910             1,771
 Construction - land development                     2,374             3,788
 Land                                                7,745             5,460
Consumer loans:
 Home equity and second mortgage                       344               781
 Other                                                   1                25
Commercial business                                     47                46
                                                  --------          --------
   Total                                            21,545            24,864

Accruing loans which are contractually
  past due 90 days or more                           4,893             1,325
                                                  --------          --------

Total of non-accrual and 90 days past due loans     26,438            26,189

Non-accrual investment securities                    3,184             3,390

OREO and other repossessed assets                   10,996            11,519
                                                  --------          --------
  Total non-performing assets (1)                 $ 40,618          $ 41,098
                                                  ========          ========

Troubled debt restructured loans on accrual
 status (2)                                       $ 20,783          $  8,995

Non-accrual and 90 days or more past
  due loans as a percentage of loans receivable       4.96%             4.86%

Non-accrual and 90 days or more past
  due loans as a percentage of total assets           3.60%             3.53%

Non-performing assets as a percentage of total
  assets                                              5.53%             5.53%

Loans receivable (3)                              $533,088          $538,855
                                                  ========          ========

Total assets                                      $735,018          $742,687
                                                  ========          ========

(1)  Does not include troubled debt restructured loans on accrual status.
(2) Does not include troubled debt restructured loans totaling $4,956 and $7,405 reported as non-accrual loans at June 30, 2011 and September 30, 2010, respectively.
(3)  Includes loans held-for-sale and is before the allowance for loan losses.

(7) NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income
(loss) to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.
Diluted net income (loss) per common share is computed by dividing net income
(loss) to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Diluted net loss per common share is the same as basic net loss per common share due to the anti-dilutive effect of common stock equivalents. Common stock equivalents arise from the assumed conversion of outstanding stock options and the outstanding warrant to purchase common stock. In accordance with the Financial Accounting Standards Board ("FASB") guidance for stock compensation, shares owned by the Bank's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing net income (loss) per common share. At June 30, 2011 and 2010, there were 299,810 and 329,626 shares, respectively, that had not been allocated under the Bank's ESOP.

The following table is in thousands, except for share and per share data:

                                   Three Months Ended       Nine Months Ended
                                        June 30,                 June 30,
                                    2011        2010        2011         2010
                                    ----------------        -----------------
Basic net income (loss)
-----------------------
per common share computation:
----------------------------
  Numerator - net income (loss)    $(1,280)     $ 804     $ 1,162     $(2,150)
  Preferred stock dividend            (208)      (208)       (624)       (624)
  Preferred stock discount
   accretion                           (57)       (53)       (168)       (156)
                                   -------      -----     -------     -------
Net income (loss) to common
 shareholders                      $(1,545)     $ 543     $   370     $(2,930)
                                   =======      =====     =======     =======

Denominator - weighted average
 common shares outstanding       6,745,250  6,715,410   6,745,250   6,713,103
                                 ---------  ---------   ---------   ---------

Basic net income (loss) per
 common share                      $ (0.23)     $0.08     $  0.05     $ (0.44)
                                   =======      =====     =======     =======

Diluted net income (loss)
------------------------
per common share computation:
----------------------------
  Numerator - net income (net
   loss)                           $(1,280)     $ 804     $ 1,162     $(2,150)
  Preferred stock dividend            (208)      (208)       (624)       (624)
  Preferred stock discount
   accretion                           (57)       (53)       (168)       (156)
                                   -------      -----     -------     -------
Net income (loss) to common
 shareholders                      $(1,545)     $ 543     $   370     $(2,930)
                                   =======      =====     =======     =======

Denominator - weighted average
 common shares outstanding       6,745,250  6,715,410   6,745,250   6,713,103
Effect of dilutive stock
 options (1) (2)                       - -        - -         237         - -
Effect of dilutive stock
 warrants (3)                          - -        - -         - -         - -
                                   -------      -----     -------     -------
Weighted average common shares
 and common stock equivalents    6,745,250  6,715,410   6,745,487   6,713,103
                                 ---------  ---------   ---------   ---------

Diluted net income (loss)
 per common share                  $ (0.23)     $0.08     $  0.05     $ (0.44)
                                   =======      =====     =======     =======

--------------------
(1) For the three months and nine months ended June 30, 2011, options to purchase 140,545 and 168,186 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income (loss) per common share because the options' exercise prices were greater than the average market price of the common stock, and, therefore, their effect would have been anti-dilutive. For the three months and nine months ended June 30, 2010, options to purchase 194,864 and 192,483 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income (loss) per common share because the options' exercise prices were greater than the average market price of the common stock, and, therefore, their effect would have been anti-dilutive.
(2) For the three months ended June 30, 2011, the dilutive effect of dilutive stock options was computed to be 710 shares. However, the dilutive effect of these stock options has been excluded from the diluted net income (loss) per common share for the three months ended June 30, 2011 because the Company reported a net loss for the period, and, therefore, their effect would have been anti-dilutive.
(3) For the three and nine months ended June 30, 2011 and June 30, 2010, a warrant to purchase 370,899 shares of common stock was outstanding but not included in the computation of diluted net income (loss) per common share because the warrant's exercise price was greater than the average market price of the common stock, and, therefore, its effect would have been anti-dilutive.


(8) STOCK PLANS AND STOCK BASED COMPENSATION

Stock Option Plans
------------------
Under the Company's stock option plans (the 1999 Stock Option Plan and the 2003 Stock Option Plan), the Company was able to grant options for up to a combined total of 1,622,500 shares of common stock to employees, officers and directors. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company's common stock on the date of grant. Generally, options vest in 20% annual installments on each of the five anniversaries from the date of the grant. At June 30, 2011, options for 250,238 shares are available for future grant under the 2003 Stock Option Plan and no shares are available for future grant under the 1999 Stock Option Plan.

Activity under the plans for the nine months ended June 30, 2011 is as follows:
                                                 Total Options Outstanding
                                                 -------------------------
                                                                  Weighted
                                                                   Average
                                                                   Exercise
                                                  Shares           Price
                                                  ------           -----
Options outstanding, beginning of period         194,864          $  8.71
Forfeited                                         57,138             7.42
                                                 -------
Options outstanding, end of period               137,726          $  9.25
                                                 =======

Options exercisable, end of period               117,326          $ 10.06
                                                 =======


The aggregate intrinsic value of options outstanding at June 30, 2011 was $35,000.

At June 30, 2011, there were 20,400 unvested options with an aggregate grant date fair value of $26,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at June 30, 2011 was $28,000. There were 5,200 options with an aggregate grant date fair value of $7,000 that vested during the nine months ended June 30, 2011.

At June 30, 2010, there were 26,000 unvested options with an aggregate grant date fair value of $34,000, all of which the Company assumes will vest. There were no options that vested during the nine months ended June 30, 2010.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury rate of a similar term as the stock option at the particular grant date. The expected life is based on historical data, vesting terms and estimated exercise dates. The expected dividend yield is based on the most recent quarterly dividend on an annualized basis in effect at the time the options were granted. The expected volatility is based on historical volatility of the Company's stock price. There were no options granted during the nine months ended June 30, 2011, and there were 26,000 options granted during the nine months ended June 30, 2010. The weighted average assumptions for options granted during the nine months ended June 30, 2010 were:

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

There were no MRDP shares granted to officers and directors during the nine months ended June 30, 2011 and 2010.

At June 30, 2011, there were a total of 24,892 unvested MRDP shares with an aggregated grant date fair value of $273,000. There were 11,033 MRDP shares that vested during the nine months ended June 30, 2011 with an aggregated grant date fair value of $132,000. There were 500 MRDP shares forfeited during the nine months ended June 30, 2011 with a grant date fair value of $5,000. At June 30, 2011, there were no shares available for future awards under the MRDP.

Expenses for Stock Compensation Plans
-------------------------------------
Compensation expenses for all stock-based plans were as follows:
                                               Nine Months Ended June 30,
                                               --------------------------
                                                2011               2010
                                                ----               ----
                                                 (Dollars in thousands)
                                         Stock      Stock     Stock     Stock
                                         Options    Grants    Options   Grants
                                         -------    ------    -------   ------
Compensation expense recognized in
 income                                   $  5       $ 129     $  4      $ 130
Related tax benefit recognized               2          44        1         45

The compensation expense yet to be recognized for stock based awards that have been awarded but not vested for the years ending September 30 is as follows (dollars in thousands):

                                   Stock      Stock      Total
                                   Options    Grants     Awards
                                   -------    ------     ------
Remainder of 2011                   $   2     $   36     $   38
2012                                    7        112        119
2013                                    6         38         44
2014                                    6          2          8
2015                                    1        - -          1
                                    -----     ------     ------
Total                               $  22     $  188     $  210
                                    =====     ======     ======

(9) FAIR VALUE MEASUREMENTS

GAAP requires disclosure of estimated fair values for financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of June 30, 2011 and September 30, 2010. Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Major assumptions, methods and fair value estimates for the Company's significant financial instruments are set forth below:

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

    Loans Receivable, Net
    ---------------------
    At June 30, 2011 and September 30, 2010, because of the illiquid market for loan sales, loans were priced using comparable market statistics. The loan portfolio was segregated into various categories and a weighted average valuation discount that approximated similar loan sales was applied to each category.

    Loans Held for Sale
    -------------------
    The estimated fair value is based on quoted market prices obtained from the Federal Home Loan Mortgage Corporation.

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

The estimated fair values of financial instruments were as follows as of June 30, 2011 and September 30, 2010 (dollars in thousands):

                                      June 30, 2011        September 30, 2010
                                   -------------------    -------------------
                                             Estimated              Estimated
                                   Recorded       Fair    Recorded       Fair
                                     Amount      Value      Amount      Value
                                   --------  ---------    --------  ---------
Financial Assets
  Cash and cash equivalents        $114,303   $114,303    $111,786   $111,786
  CDs held for investment            18,087     18,087      18,047     18,047
  MBS and other investments          11,962     12,031      16,185     15,961
  FHLB stock                          5,705      5,705       5,705      5,705
  Loans receivable, net             520,532    474,021     524,621    473,986
  Loans held for sale                   766        786       2,970      3,059
  Accrued interest receivable         2,527      2,527       2,630      2,630

Financial Liabilities
  Deposits                         $589,498   $592,058    $578,869   $581,046
  FHLB advances                      55,000     59,268      75,000     81,579
  Repurchase agreements                 598        598         622        622
  Accrued interest payable              591        591         737        737

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the estimated fair value of the Company's financial instruments will change when interest rate levels change, and that change may either be favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed interest rate obligations are less likely to prepay in a rising interest rate environment and more likely to prepay in a falling interest rate environment. Conversely, depositors who are receiving fixed interest rates are more likely to withdraw funds before maturity in a rising interest rate environment and less likely to do so in a falling interest rate environment. Management monitors interest rates and maturities of assets and liabilities, and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company's overall interest rate risk.

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

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a recurring basis at June 30, 2011, and the total losses resulting from these estimated fair value adjustments for the nine months ended June 30, 2011 (dollars in thousands):

                                        Estimated Fair Value
                                    ---------------------------
                                    Level 1   Level 2   Level 3  Total Losses
                                    -------   -------   -------  ------------
Available for Sale Securities
-----------------------------
Mutual funds                         $  975   $  - -    $  - -     $  - -
MBS                                     - -    6,704       - -         29
                                     ------   ------    ------     ------
Total                                $  975   $6,704    $  - -     $   29
                                     ======   ======    ======     ======


The following table summarizes the balances of assets and liabilities measured at estimated fair value on a nonrecurring basis at June 30, 2011, and the total losses resulting from these estimated fair value adjustments for the nine months ended June 30, 2011 (dollars in thousands):

                                        Estimated Fair Value
                                    ---------------------------
                                    Level 1   Level 2   Level 3  Total Losses
                                    -------   -------   -------  ------------
Impaired loans (1)                   $  - -    $  - -   $20,716    $ 4,811
MBS - held to maturity (2)              - -       673       - -        306
OREO and other repossessed items (3)    - -       - -    10,996        973
                                     ------    ------   -------    -------
Total                                $  - -    $  673   $31,712    $ 6,090
                                     ======    ======   =======    =======

----------------
(1) The loss represents charge offs on collateral dependent loans for estimated fair value adjustments based on the estimated fair value of the collateral. A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The specific reserve for collateral dependent impaired loans was based on the estimated fair value of the collateral less estimated costs to sell. The estimated fair value of collateral was determined based primarily on appraisals. In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral.
(2) The loss represents OTTI credit-related charges on held-to-maturity MBS.
(3) The Company's OREO and other repossessed assets are initially recorded at estimated fair value less estimated costs to sell. This amount becomes the property's new basis. Estimated fair value was generally determined by management based on a number of factors, including third-party appraisals of estimated fair value in an orderly sale. Estimated costs to sell were based on standard market factors. The valuation of OREO and other repossessed items is subject to significant external and internal judgment. Management periodically reviews the recorded value to determine whether the property continues to be recorded at the lower of its recorded book value or estimated fair value, net of estimated costs to sell.


(10) RECENT ACCOUNTING PRONOUNCEMENTS


In December 2010, the FASB issued updated guidance on goodwill and other intangibles regarding when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance modifies step one of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its recorded amount. This guidance becomes effective for the Company on October 1, 2011. The Company does not expect it to have an impact on its condensed consolidated financial statements.

In April 2011, the FASB issued updated guidance on receivables and the determination of whether a restructuring is a troubled debt restructuring.
The new guidance clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude under the guidance that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. This guidance is effective for the Company's condensed consolidated financial statements as of July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. The Company does not expect it to have on impact on its condensed consolidated financial statements.

In May 2011, the FASB issued amended guidance regarding the application of existing fair value measurement guidance. The provisions of the amended guidance clarify the application of existing fair value measurement guidance and revise certain measurement and disclosure requirements to achieve convergence of GAAP and International Financial Reporting Standards. The amendments clarify the FASB's intent about the application of the highest-and-best-use and valuation premise and with respect to the measurement of fair value of an instrument classified as equity. The amendment also expands the information required to be disclosed with respect to fair value measurements categorized in Level 3 fair value measurements and the items not measured at fair value but for which fair value must be disclosed. The provisions of this amended guidance are effective for the Company's first reporting period beginning January 1, 2012, with early adoption not permitted. The

Company is in the process of evaluating the impact of adoption of this guidance and does not expect it to have a material impact its condensed consolidated financial statements.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The new guidance eliminates the current option to present the components of other comprehensive income in the statement of changes in equity and requires the presentation of net income and other comprehensive income (and their respective components) either in a single continuous statement or in two separate but consecutive statements. The amendments do not alter any current recognition or measurement requirements with respect to the items of other comprehensive income. The provision of this guidance are effective for the Company's first reporting period beginning
on January 1, 2012, with early adoption permitted.   The Company does not
expect it to have a material impact on its condensed consolidated financial statements.


Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three and nine months ended June 30, 2011. This analysis as well as other sections of this report contains certain "forward-looking statements."

Certain matters discussed in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact and often include the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Federal Reserve and our bank subsidiary by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; our compliance with regulatory enforcement actions, including regulatory memoranda of understandings ("MOUs") to which we are subject; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementation regulations; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, the interpretation of regulatory capital or other rules and any changes in the rules applicable to institutions participating in the TARP Capital Purchase Program; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common and preferred stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended September 30, 2010.

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


Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank. The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 22 branches (including its main office in Hoquiam). At June 30, 2011, the Company had total assets of $735.02 million and total shareholders' equity of $86.33 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank's operations.

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

Net income (loss) is also affected by non-interest income and non-interest expenses. For the three and nine month periods ended June 30, 2011, non-interest income consisted primarily of service charges and fees on deposit accounts, gain on sale of loans, ATM transaction fees, increase in the cash surrender value of life insurance, gain on sale of MBS, other operating income and a valuation allowance recovery on MSRs. Non-interest income is reduced by net OTTI losses on investment securities and by a valuation allowance on MSRs. Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising,ATM expenses, OREO expenses, postage and courier, professional fees, insurance premiums, state and local taxes and deposit insurance premiums. Non-interest income and non-interest expenses are affected by the growth of our operations and growth in the number of loan and deposit accounts.

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

One of the circumstances evaluated when determining if an impairment test of goodwill is needed more frequently than annually is the extent and duration that the Company's market capitalization (total common shares outstanding multiplied by current stock price) is less than the total equity applicable to common shareholders. During the quarter ended June 30, 2011, the Company engaged a third party firm to perform the annual test for goodwill impairment.
 The test concluded that recorded goodwill was not impaired. No assurance can be given, however, that the Company will not record an impairment loss on goodwill in the future.

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


Comparison of Financial Condition at June 30, 2011 and September 30, 2010

The Company's total assets decreased by $7.67 million, or 1.0%, to $735.02 million at June 30, 2011 from $742.69 million at September 30, 2010. The decrease was primarily attributable to a decrease in net loans receivable and MBS and other investments.

Net loans receivable decreased by $6.29 million, or 1.2%, to $521.30 million at June 30, 2011 from $527.59 million at September 30, 2010. The decrease was primarily due to a decrease in all loan categories other than commercial real estate and commercial business loans which increased $21.80 million and $2.64 million, respectively.

Total deposits increased by $10.63 million, or 1.8%, to $589.50 million at June 30, 2011 from $578.87 million at September 30, 2010, primarily as a result of increases in savings account balances and N.O.W. account balances.

Shareholders' equity increased by $926,000, or 1.1%, to $86.33 million at June 30, 2011 from $85.41 million at September 30, 2010. The increase was primarily due to net income for the nine months ended June 30, 2011.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash Equivalents and CDs Held for Investment: Cash equivalents and CDs held for investment increased by $2.56 million, or 2.0%, to $132.39 million at June 30, 2011 from $129.83 million at September 30, 2010. The increase in cash equivalents and short-term CDs was primarily due to the Company's decision to increase its liquidity position for asset-liability management purposes.

MBS (Mortgage-backed Securities) and Other Investments: Mortgage-backed securities and other investments decreased by $4.22 million, or 26.1%, to $11.96 million at June 30, 2011 from $16.19 million at September 30, 2010.
The decrease was primarily as a result of the sale of $2.27 million in agency MBS, scheduled amortization and prepayments on MBS and OTTI charges recorded on private label residential MBS. The securities on which the OTTI charges were recognized were acquired from the in-kind redemption of the Company's investment in the AMF family of mutual funds in June 2008. For additional information on MBS and other investments, see Note 4 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Loans: Net loans receivable decreased by $6.29 million, or 1.2%, to $521.30 million at June 30, 2011 from $527.59 million at September 30, 2010. The decrease in the portfolio was primarily a result of a $12.76 million decrease in land loans, an $8.18 million decrease in one- to four-family loan balances, a $6.02 million decrease in construction and land development loan balances (net of undisbursed portion of construction loans in process), a $2.29 million decrease in consumer loan balances and a $1.25 million decrease in multi-family loan balances. These decreases to net loans receivable were partially offset by a $21.80 million increase in commercial real estate loan balances and a $2.64 million increase in commercial business loan balances.

Loan originations decreased to $123.20 million for the nine months ended June 30, 2011 from $133.24 million for the nine months ended June 30, 2010. The Company continued to sell longer-term fixed rate loans for asset liability management purposes and to generate non-interest income. The Company sold fixed rate one- to four- family mortgage loans totaling $46.43 million for the nine months ended June 30, 2011 compared to $44.38 million for the nine months ended June 30, 2010.

For additional information, see Note 6 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Premises and Equipment: Premises and equipment decreased by $402,000, or 2.3%, to $16.98 million at June 30, 2011 from $17.38 million at September 30, 2010. The decrease was primarily a result of depreciation.

OREO (Other Real Estate Owned): OREO and other repossessed assets decreased by $523,000, or 4.5%, to $11.00 million at June 30, 2011 from $11.52 million at
September 30, 2010, primarily due to the sale of OREO properties. During the nine months ended June 30, 2011, OREO properties and other repossessed assets totaling $3.90 million were sold, resulting in a net gain on sale of $534,000. At June 30, 2011, OREO consisted of 42 individual properties and four other repossessed assets. The properties consisted of two condominium projects totaling $3.65 million, 24 land parcels totaling $2.66 million, 11 single family homes totaling $2.36 million, three commercial real estate properties totaling $1.23 million and two land development projects totaling $991,000.

Goodwill and CDI: The recorded value of goodwill of $5.65 million at June 30, 2011 remained unchanged from September 30, 2010. The amortized value of the CDI decreased to $439,000 at June 30, 2011 from $564,000 at September 30, 2010. The decrease was attributable to scheduled amortization of the CDI.

Prepaid FDIC Insurance Assessment: The prepaid FDIC insurance assessment decreased $933,000, or 28.5%, to $2.34 million at June 30, 2011 from $3.27 million at September 30, 2010 as a portion of the prepaid amount was expensed.

Deposits: Deposits increased by $10.63 million, or 1.8%, to $589.50 million at June 30, 2011 from $578.87 million at September 30, 2010. The increase was primarily a result of a $9.94 million increase in savings account balances, a $5.42 million increase in N.O.W. checking account balances and a $428,000 increase in money market account balances. These increases were partially offset by a $4.14 million decrease in certificates of deposit account balances and a $1.02 million decrease in non-interest bearing account balances.

FHLB Advances: FHLB advances and other borrowings decreased by $20.00 million, or 26.7%, to $55.00 million at June 30, 2011 from $75.00 million at September 30, 2010 as the Bank used a portion of its liquid assets to repay FHLB advances. For additional information, see "Borrowing Maturity Schedule" set forth below.

Shareholders' Equity: Total shareholders' equity increased by $926,000, or 1.1%, to $86.33 million at June 30, 2011 from $85.41 million at September 30, 2010. The increase was primarily due to net income of $1.16 million for the nine months ended June 30, 2011.

The FRB has denied the Company's requests to pay cash dividends on its outstanding Series A Preferred Stock held by the Treasury for the quarterly dividend payments due for the last five quarters commencing with the payment due May 15, 2010. Cash dividends on the Series A Preferred Stock are cumulative and accrue and compound on each subsequent date. Accordingly, during the deferral period, the Company will continue to accrue, and reflect in the consolidated financial statements, the deferred dividends on the outstanding Series A Preferred Stock. As a result of not receiving permission from the FRB to pay these dividends, the Company had not made these five quarterly dividend payment as of June 30, 2011. At June 30, 2011, the Company had unpaid preferred stock dividends in arrears of $1.04 million. If the Company does not make six quarterly dividend payments on the Series A Preferred Stock, whether or not consecutive, the Treasury will have the right to appoint two directors to the Company's board of directors until all accrued but unpaid dividends have been paid. In addition, the Company's ability to pay dividends with respect to common stock is restricted until the dividend obligations under the Series A Preferred Stock are brought current.

Non-performing Assets: Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing, non-accrual investment securities, and OREO and other repossessed assets. Non-performing assets decreased by $480,000, or 1.2%, to $40.62 million at June 30, 2011 from $41.10 million at September 30, 2010. The decrease in non-performing assets was primarily a result of a $3.32 million decrease in non-accrual loans, a $523,000 decrease in OREO and other repossessed assets and a $206,000 decrease in non-accrual investment securities. These decreases were partially offset by a $3.57 million increase in loans past due 90 days or more and still accruing. The increase in loans past due 90 days or more and still accruing was primarily due to the addition of two commercial real estate loans totaling $3.43 million. These loans were secured and in the process of collection on June 30, 2011.

For additional information, see Note 6 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."


Deposit Breakdown
-----------------
The following table sets forth the composition of the Company's deposit balances.

                                            At                    At
                                       June 30, 2011      September 30, 2010
                                       -------------      ------------------
                                                  (Dollars in thousands)

Non-interest bearing                     $ 57,735             $ 58,755
N.O.W. checking                           158,725              153,304
Savings                                    77,391               67,448
Money market accounts                      56,151               55,723
CDs under $100                            146,037              150,633
CDs $100 and over                          93,459               93,006
                                         --------             --------
Total deposits                           $589,498             $578,869
                                         ========             ========

The Company had no brokered deposits at June 30, 2011 or September 30, 2010.

Borrowing Maturity Schedule
---------------------------
The Company has short- and long-term borrowing lines with the FHLB of Seattle with total credit available on the lines equal to 30% of the Bank's total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. FHLB advances consisted of the following:

                                     At June 30,           At September 30,
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
                                  =======     =====      =======      =====


The long-term borrowings mature at various dates through September 2017 and
bear interest at rates ranging from 3.49% to 4.34%.   The weighted average
interest rate on FHLB borrowings at June 30, 2011 was 4.01%. Principal reduction amounts due for future years ending September 30 are as follows (dollars in thousands):

Remainder of 2011    $   - -
2012                  10,000
2013                     - -
2014                     - -
2015                     - -
2016
2017                  45,000
                     -------
Total                $55,000
                     =======

A portion of these advances have a putable feature and may be called by the FHLB earlier than the above schedule indicates.

The Company also maintains a short-term borrowing line with the FRB with total credit based on eligible collateral. As of June 30, 2011, the Company had a borrowing line capacity with the FRB of $55.98 million of which none was outstanding.


Comparison of Operating Results for the Three and Nine Months Ended June 30, 2011 and 2010

The Company reported a net loss of $(1.28 million) for the quarter ended June 30, 2011 compared to net income of $804,000 for the quarter ended June 30, 2010. Net loss to common shareholders after adjusting for the preferred stock dividend and the preferred stock discount accretion was $(1.55 million) for the quarter ended June 30, 2011 compared to net income of $543,000 for the quarter ended June 30, 2010. The decrease in earnings was primarily a result of an increased provision for loan losses, decreased non-interest income and increased non-interest expense as net interest income was essentially unchanged. Diluted net loss per common share was $(0.23) for the quarter ended June 30, 2011 compared to net income per diluted common share of $0.08 for the quarter ended June 30, 2010.

The Company reported net income of $1.16 million for the nine months ended June 30, 2011 compared to a net loss of $(2.15 million) for the nine months ended June 30, 2010. Net income to common shareholders after adjusting for the preferred stock dividend and the preferred stock discount accretion was $370,000 for the nine months ended June 30, 2011 compared to a net loss of $(2.93 million) for the nine months ended June 30, 2010. The increase in net income was primarily a result of a decreased provision for loan losses and increased non-interest income, which was partially offset by decreased net interest income and increased non-interest expense. Diluted net income per common share was $0.05 for the nine months ended June 30, 2011 compared to a loss of $(0.44) per diluted common share for the nine months ended June 30, 2010.

A more detailed explanation of the income statement categories is presented below.

Net Income (Loss): The Company reported a net loss of $(1.28 million) for the quarter ended June 30, 2011 compared to net income of $804,000 for the quarter ended June 30, 2010. Net loss to common shareholders after adjusting for preferred stock dividends of $208,000 and preferred stock discount accretion of $57,000 was $(1.55 million), or $(0.23) per diluted common share for the quarter ended June 30, 2011, compared to $543,000, or $0.08 per diluted common share for the quarter ended June 30, 2010.

The decrease in net income for the quarter ended June 30, 2011 was primarily the result of a $2.65 million increase in the provision for loan losses, a $180,000 decrease in non-interest income and a $360,000 increase in non-interest expense. These decreases to net income were partially offset by a $21,000 increase in net interest income and a $1.09 million change in the provision (benefit) for federal and state income taxes.

Net income for the nine months ended June 30, 2011 increased by $3.31 million to $1.16 million from a net loss of $(2.15 million) for the nine months ended June 30, 2010. Net income to common shareholders after adjusting for preferred stock dividends of $624,000 and preferred stock discount accretion of $168,000 was $370,000, or $0.05 per diluted common share for the nine months ended June 30, 2011, compared to a net loss of $(2.93 million), or $(0.44) per diluted common share for the nine months ended June 30, 2010.

The increase in net income for the nine months ended June 30, 2011 was primarily the result of a $3.55 million decrease in the provision for loan losses and a $2.48 million increase in non-interest income. These increases to net income were partially offset by a $724,000 increase to non-interest expense, a $133,000 decrease to net interest income and a $1.86 million change in the provision (benefit) for federal and state income taxes.

Net Interest Income: Net interest income increased by $21,000, or 0.3%, to $6.41 million for the quarter ended June 30, 2011 from $6.39 million for the quarter ended June 30, 2010. The increase in net interest income was primarily attributable to an increase in the level of total interest-earning assets, which was partially offset by a decrease in the net interest margin.

Total interest and dividend income decreased by $671,000 or 7.4%, to $8.43 million for the quarter ended June 30, 2011 from $9.10 million for the quarter ended June 30, 2010 as the yield on interest earning assets decreased to 4.94% from 5.49% and average loans receivable declined $14.2 million as compared the same period last year. The decrease in the weighted average yield on interest earning assets was primarily a result of decreased market rates for loans and an increase in the amount of lower yielding cash equivalents and other liquid assets. Total interest expense decreased by $692,000, or 25.5%, to $2.02 million for the quarter ended June 30, 2011 from $2.71 million for the quarter ended June 30, 2010 as the average rate paid on interest bearing liabilities decreased to 1.37% for the quarter ended June 30, 2011 from 1.86% for the quarter ended June 30, 2010. The decrease in funding costs was primarily a result of a decrease in overall market rates and a decrease in the level of average FHLB advances. The net interest margin decreased to 3.76% for the quarter ended June 30, 2011 from 3.85% for the quarter ended June 30, 2010.

Net interest income decreased by $133,000, or 0.7%, to $19.10 million for the nine months ended June 30, 2011 from $19.23 million for the nine months ended June 30, 2010. The decrease in net interest income was primarily attributable to a change in the composition of average interest earning assets as the percentage of lower yielding cash equivalents and other liquid assets increased and the percentage of higher yielding loans decreased for the nine months ended June 30, 2011 relative to the nine months ended June 30, 2010.

Total interest and dividend income decreased by $1.87 million or 6.8%, to $25.74 million for the nine months ended June 30, 2011 from $27.6 million for the nine months ended June 30, 2010 as the yield on interest earning assets decreased to 5.10% from 5.61%. The decrease in the weighted average yield on interest earning assets was primarily a result of decreased market rates for loans, an increase in the amount of lower yielding cash equivalents and other liquid assets and a change in the composition of the loan portfolio as the level of higher yielding construction loans decreased. Total interest expense decreased by $1.73 million, or 20.7%, to $6.64 million for the nine months ended June 30, 2011 from $8.37 million for the nine months ended June 30, 2010 as the average rate paid on interest bearing liabilities decreased to 1.52% for the nine months ended June 30, 2011 from 1.96% for the nine months ended June 30, 2010. The decrease in funding costs was primarily a result of a decrease in overall market rates and a decrease in the level of average FHLB advances. The net interest margin decreased to 3.78% for the nine months ended June 30, 2011 from 3.91% for the nine months ended June 30, 2010.

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

                                       Three Months Ended June 30,
                         ----------------------------------------------------
                                    2011                       2010
                         ------------------------   -------------------------
                                  Interest                   Interest
                         Average     and    Yield/  Average    and      Yield/
                         Balance  Dividends  Cost   Balance  Dividends   Cost
                         -------  ---------  ----   -------  ---------   ----
Interest-earning
 assets: (1)
  Loans receivable (2)  $537,858   $8,192    6.09%  $552,055   $8,764    6.35%
  MBS and other
   investments (2)        11,256      141    5.01     16,822      239    5.68
  FHLB stock and equity
   securities              6,676        8    0.48      6,676        9    0.54
  Interest-bearing
   deposits              126,739       90    0.28     87,958       90    0.41
                        --------   ------           --------   ------
   Total interest-
    earning assets       682,529    8,431    4.94    663,511    9,102    5.49
Non-interest-earning
 assets                   60,678                      57,490
                        --------                    --------

   Total assets         $743,207                    $721,001
                        ========                    ========

Interest-bearing liabilities:
  Savings accounts      $ 76,411      107    0.56   $ 64,965      115    0.71
  Money market accounts   57,984       94    0.65     57,163      148    1.04
  N.O.W. accounts        158,905      340    0.86    148,660      488    1.32
  Certificates of
   deposit               242,573      922    1.52    237,397    1,199    2.03
  Short-term borrowings
   (3)                       509        -    0.05        859        1    0.32
  Long-term borrowings
   (4)                    55,000      556    4.05     75,000      760    4.06
                        --------   ------           --------   ------
   Total interest-bearing
    liabilities          591,382    2,019    1.37    584,044    2,711    1.86
                                   ------                      ------
Non-interest-bearing
 liabilities              64,028                      51,856
                        --------                    --------
   Total liabilities     655,410                     635,900

Shareholders' equity      87,797                      85,101
                        --------                    --------
   Total liabilities
    and shareholders'
    equity              $743,207                    $721,001
                        ========                    ========

Net interest income                $6,412                      $6,391
                                   ======                      ======

                                           ------                      ------
Interest rate spread                         3.57%                       3.63%
                                           ======                      ======

Net interest margin (5)                      3.76%                       3.85%
                                           ======                      ======

Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities                               115.41%                     113.61%
                                           ======                      ======

----------------
(1) Interest yield on loans and MBS is calculated assuming a 30/360 basis; interest yield on all other categories is based on daily interest basis.
(2)  Average balances include loans and MBS on non-accrual status.
(3)  Includes FHLB and FRB advances with original maturities of less than one
     year and other short-term borrowings   repurchase agreements.
(4)  Includes FHLB advances with original maturities of one year or greater.
(5) Net interest income divided by total average interest earning assets, annualized.

                                        Nine Months Ended June 30,
                         ----------------------------------------------------
                                    2011                       2010
                         ------------------------   -------------------------
                                  Interest                   Interest
                         Average     and    Yield/  Average    and      Yield/
                         Balance  Dividends  Cost   Balance  Dividends   Cost
                         -------  ---------  ----   -------  ---------   ----
Interest-earning assets: (1)
  Loans receivable (2)   $537,782  $24,966   6.19%  $558,587  $26,661    6.38%
  MBS and other
   investments (2)         12,056      486   5.37     18,045      695    5.14
  FHLB stock and equity
   securities               6,677       23   0.46      6,672       27    0.52
  Interest-bearing
   deposits               116,257      260   0.30     72,543      218    0.40
                         --------  -------          --------  -------
   Total interest-earning
    assets                672,772   25,735   5.10    655,847   27,601    5.61
Non-interest-earning
 assets                    59,269                     55,704
                         --------                   --------

   Total assets          $732,041                   $711,551
                         ========                   ========

Interest-bearing liabilities:
  Savings accounts       $ 71,723      355   0.66   $ 62,596      333    0.71
  Money market accounts    57,919      342   0.79     61,403      544    1.18
  N.O.W. accounts         157,397    1,140   0.97    136,403    1,324    1.30
  Certificates of deposit 242,697    2,968   1.64    232,598    3,785    2.18
  Short-term borrowings
   (3)                        514        -   0.05      1,037        3    0.39
  Long-term borrowings
   (4)                     55,000    1,835   4.46     78,315    2,384    4.07
                         --------  -------          --------  -------
   Total interest-bearing
    liabilities           585,250    6,640   1.52    572,352    8,373    1.96
                                   -------                    -------
Non-interest-bearing
 liabilities               60,105                     52,467
                         --------                   --------
   Total liabilities      645,355                    624,819


Shareholders' equity       86,686                     86,732
                         --------                   --------
   Total liabilities
    and shareholders'
    equity               $732,041                   $711,551
                         ========                   ========


Net interest income                 $19,095                   $19,228
                                    =======                   =======

                                           ------                      ------
Interest rate spread                         3.58%                       3.65%
                                           ======                      ======

Net interest margin (5)                      3.78%                       3.91%
                                           ======                      ======

Ratio of average
 interest-earning assets
 to average interest-
 bearing liabilities                       114.95%                     114.59%
                                           ======                      ======

----------------
(1) Interest yield on loans and MBS is calculated assuming a 30/360 basis; interest yield on all other categories is based on daily interest basis.
(2)  Average balances include loans and MBS on non-accrual status.
(3)  Includes FHLB and FRB advances with original maturities of less than one
     year and other short-term borrowings   repurchase agreements.
(4)  Includes FHLB advances with original maturities of one year or greater.
(5) Net interest income divided by total average interest earning assets, annualized.

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

                             Three months ended          Nine months ended
                                June 30, 2011              June 30, 2011
                          compared to three months     compared to nine months
                              ended June 30, 2010       ended June 30, 2010
                              increase (decrease)        increase (decrease)
                                   due to                      due to
                                   ------                      ------
                                              Net                        Net
                          Rate    Volume    Change    Rate    Volume    Change
                          ----    ------    ------    ----    ------    ------
                                          (Dollars in thousands)

Interest-earning assets:
  Loans receivable (1)   $(350)   $(222)  $(572)  $  (718)  $  (977)  $(1,695)
  MBS and other
   investments             (26)     (72)    (98)       (7)     (202)     (209)
  Equity securities         (1)     - -      (1)       (4)      - -        (4)
  Interest-bearing
   deposits                (33)      33     - -       (14)       56        42
                          ----   ------   -----    ------   -------   -------
  Total net decrease in
   income on interest-
   earning assets         (410)    (261)   (671)     (743)   (1,123)   (1,866)
                          ----   ------   -----    ------   -------   -------

Interest-bearing liabilities:
  Savings accounts         (26)      18      (8)       (4)       26        22
  N.O.W accounts          (180)      32    (148)     (199)       15      (184)
  Money market accounts    (56)       2     (54)     (173)      (29)     (202)
  CD accounts             (302)      25    (277)     (789)      (28)     (817)
  Short-term borrowings     (1)     - -      (1)       (2)       (1)       (3)
  Long-term borrowings      (2)    (202)   (204)      (17)     (532)     (549)
                          ----   ------   -----    ------   -------   -------

Total net decrease
 in expense on interest-
 bearing liabilities      (567)    (125)   (692)   (1,184)     (549)   (1,733)
                          ----   ------   -----    ------   -------   -------

Net increase (decrease)
 in net interest income   $157   $(136)   $  21    $  441   $  (574)  $  (133)
                          ====   =====    =====    ======   =======   =======

(1) Excludes interest on loans 90 days or more past due. Includes loans originated for sale.

Provision for Loan Losses: The provision for loan losses increased $2.65 million, or 353.3%, to $3.40 million for the quarter ended June 30, 2011 from $750,000 for the quarter ended June 30, 2010. The increased provision for loan losses for the quarter ended June 30, 2011 was primarily the result of receiving updated appraisals reflecting decreased valuations for three properties involving two borrowing relationships. The Company had net charge-offs of $3.41 million during the quarter ended June 30, 2011 compared to net charge-off of $6.54 million during the quarter ended June 30, 2010. Net charge-offs during the three months ended June 30, 2010 exceeded the quarterly provision expense primarily due to charge-offs of $5.1 million in impairments previously identified and factored into prior quarter's provisions.

The provision for loan losses decreased $3.55 million, or 41.5%, to $5.00 million for the nine months ended June 30, 2011 from $8.55 million for the nine months ended June 30, 2010. The decreased provision for loan losses for the nine months ended June 30, 2011 was primarily due to a decreased level of net charge-offs and a decrease in the Company's construction and land development portfolio. The Company had net charge-offs of $4.47 million during the nine months ended June 30, 2011 and net charge-offs of $11.82 million for the nine months ended June 30, 2010.

The Company has established a comprehensive methodology for determining the provision for loan losses. On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio. The factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses. Based on its comprehensive analysis, management believes the allowance for loan losses of $11.79 million at June 30, 2011 (2.21% of loans receivable and loans held for sale and 44.6% of non-performing loans) was adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. The aggregate principal impairment amount determined at June 30, 2011 was $2.23 million. The allowance for loan losses was $10.90 million (2.00% of loans receivable and loans held for sale and 51.8% of non-performing loans) at June 30, 2010.

Non-accrual and loans past due 90 days or more and still accruing increased $249,000 to $26.44 million at June 30, 2011 from $26.19 million at September 30, 2010. For additional information, see the section entitled "Comparison of Financial Condition at June 30, 2011 and September 30, 2010 - Non-performing Assets" included herein.

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

Non-interest Income: Total non-interest income decreased $180,000, or 9.3%, to $1.76 million for the quarter ended June 30, 2011 from $1.94 million for the quarter ended June 30, 2010. The decrease was primarily a result of a $159,000 change in the valuation recovery (allowance) on MSRs and a $73,000 decrease in service charges on deposits. These decreases to non-interest income were partially offset by a $76,000 increase in ATM transaction fees.

The $137,000 valuation allowance on MSRs during the quarter ended June 30, 2011 was primarily a result of a decrease in mortgage interest rates at June 30, 2011 relative to March 31, 2011. The decrease in mortgage interest rates increased estimated mortgage prepayment speeds, shortened the estimated average life of loans comprising the MSR asset and reduced the fair value of the MSR asset.

Total non-interest income increased by $2.48 million, or 57.1%, to $6.82 million for the nine months ended June 30, 2011 from $4.34 million for the nine months ended June 30, 2010. The increase was primarily a result of a $1.69 million reduction in net OTTI on MBS and other investments, a $703,000 valuation recovery on MSRs, a $227,000 increase in gain on sale of loans, a $197,000 increase in ATM transaction fees and a $79,000 gain on sale of MBS and other investments. These increases to non-interest income were partially offset by a $343,000 decrease in service charges on deposits.

The OTTI charges were higher during the first nine months of the previous fiscal year partially due to changes in the third party model that the Company uses to evaluate projected cash flows on certain private label MBS. The changes in the model were implemented during the quarter ended March 31, 2010 and incorporated harsher assumptions relative to earlier periods. The securities on which the OTTI charges were recognized were private label MBS acquired from the in-kind redemption of the Company's investment in the AMF family of mutual funds in June 2008. At June 30, 2011, the Company's remaining private label MBS portfolio had been reduced to $4.09 million from an original acquired balance of $15.30 million.

The $703,000 MSR valuation recovery during the nine months ended June 30, 2011 represents the majority of the $890,000 valuation allowance that was recorded during the quarter ended September 30, 2010. The recovery was primarily due to increased mortgage rates at December 31, 2010 and March 31, 2011 relative to September 30, 2010, which reduced estimated prepayment speeds and increased the expected life and corresponding value of the MSR portfolio. The increased gain on sale of loans was primarily due to an increase in the dollar volume of fixed rate one- to four-family mortgage loans sold during the nine months ended June 30, 2011, relative to the nine months ended June 30, 2010 and an increased pricing spread.

Non-interest Expense: Total non-interest expense increased by $360,000, or 5.6%, to $6.78 million for the quarter ended June 30, 2011 from $6.42 million for the quarter ended June 30, 2010. The increase was primarily the result of a $284,000 increase in foreclosure and loan administration related expenses (which are reflected in the other non-interest expense category) and a $123,000 increase OREO and other repossessed assets expense. These increases to non-interest expense were partially offset by a $98,000 decrease in insurance expense and a $69,000 decrease in FDIC insurance expense.

Total non-interest expense increased by $724,000, or 3.9%, to $19.34 million for the nine months ended June 30, 2011 from $18.61 million for the nine months ended June 30, 2010. The increase was primarily due to a $374,000 increase in salaries and employee benefits and a $361,000 increase in foreclosure and loan administration related expenses, a $163,000 increase in OREO and other repossessed assets expense, and a $93,000 increase in ATM expenses. These increases to expense were partially offset by a $404,000 decrease in FDIC insurance expense. The comparison between periods for salaries and employee benefits expense was affected by a change in the Bank's vacation accrual policy during the prior year which reduced salaries and employee benefits expense by $340,000 during the nine months ended June 30, 2010.

Provision (Benefit) for Income Taxes: As a result of a loss before taxes for the current quarter, the Company recorded a benefit for income taxes of $(729,000) for the quarter ended June 30, 2011 compared to a provision for income taxes of $356,000 for the quarter ended June 30, 2010. The Company's effective tax (benefit) rate was (36.29)% for the quarter ended June 30, 2011 and 30.70% for the quarter ended June 30, 2010.

The provision for income taxes increased to $417,000 for the nine months ended June 30, 2011 from a $(1.44 million) benefit for the nine months ended June 30, 2010 primarily as a result of increased income before taxes. The Company's effective tax (benefit) rate was 26.41% for the nine months ended June 30, 2011 and (40.09)% for the nine months ended June 30, 2010.

The change in the effective tax (benefit) rate between periods is primarily due to the loss before taxes and the non-taxable BOLI earnings. The BOLI earnings reduce the effective tax rate in periods with income before taxes and increase the effective tax benefit in periods with a loss before taxes.

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

An analysis of liquidity should include a review of the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2011. The Condensed Consolidated Statement of Cash Flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchases of securities, the net change in loans and proceeds from the sale of OREO and other repossessed assets. Financing activities present the cash flows associated with the Company's deposit accounts, other borrowings and stock related transactions.

The Company's total cash and cash equivalents increased by $2.52 million, or 2.3% to $114.30 million at June 30, 2011 from $111.79 million at September 30, 2010. The increase in liquid assets was primarily a result of an increase in deposits.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2011, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 22.18%. The Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 30% of total assets, limited by available collateral, under which $55.00 million was outstanding and $100.82 million was available for additional borrowings at June 30, 2011. The Bank also maintains a short-term borrowing line with the FRB with total credit based on eligible collateral. At June 30, 2011, the Bank had $55.98 million available for borrowings with the FRB and there was no outstanding balance on this borrowing line.

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

The Bank's primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, consumer loans, and commercial business loans. At June 30, 2011, the Bank had loan commitments totaling $31.82 million and undisbursed construction loans in process totaling $22.71 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. CDs that are scheduled to mature in less than one year from June 30, 2011 totaled $164.68 million. Historically, the Bank has been able to retain a significant amount of its non-brokered CDs as they mature. At June 30, 2011, the Bank had no brokered deposits.

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

At June 30, 2011, the Bank was in compliance with all applicable capital requirements.

The following table compares the Company's and the Bank's actual capital amounts at June 30, 2011 to its minimum regulatory capital requirements at that date (dollars in thousands):

                                                               To Be Well
                                                               Capitalized
                                              Regulatory       Under Prompt
                                              Minimum To       Corrective
                                              Be "Adequately   Action
                               Actual         Capitalized"     Provisions
                          ---------------    ---------------   --------------
                          Amount    Ratio    Amount    Ratio   Amount    Ratio
                          ------    -----    ------    -----   ------    -----
Tier 1 leverage capital:
  Consolidated            $81,204   11.01%   $29,499    4.00%    N/A      N/A
  Timberland Bank (1)      74,442   10.15     73,371   10.00   $73,371  10.00%

Tier 1 risk adjusted capital:
  Consolidated             81,204   15.34     21,181    4.00     N/A      N/A
  Timberland Bank (1)      74,442   14.09     31,695    6.00    31,695   6.00

Total risk-based capital
  Consolidated             87,887   16.60     42,362    8.00     N/A      N/A
  Timberland Bank (1)      81,109   15.35     52,825   10.00    52,825  10.00

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

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                          KEY FINANCIAL RATIOS AND DATA
                 (Dollars in thousands, except per share data)

                                     Three Months Ended    Nine Months Ended
                                          June 30,               June 30,
                                      2011       2010        2011       2010
                                      ---------------       ----------------
PERFORMANCE RATIOS:
Return (loss) on average assets (1)  (0.69)%     0.45%       0.21%     (0.40)%
Return (loss) on average equity (1)  (5.83)%     3.78%       1.79%     (3.31)%
Net interest margin (1)               3.76%      3.85%       3.78%       3.91%
Efficiency ratio                     82.98%     77.08%      74.61%      78.97%


                                                At              At         At
                                           June 30,   September 30,   June 30,
                                              2011            2010       2010
                                           ----------------------------------
ASSET QUALITY RATIOS:
Non-accrual loans                           $21,545       $24,864     $21,031
Loans past due 90 days and still accruing     4,893         1,325       1,198
Non-performing investment securities          3,184         3,390       3,482
OREO & other repossessed assets              10,996        11,519      12,957
                                            -------       -------     -------
Total non-performing assets                 $40,618       $41,098     $38,668
                                            =======       =======     =======

Non-performing assets to total assets          5.53%         5.53%       5.28%
Allowance for loan losses to non-accrual
 loans                                           55%           45%         52%
Troubled debt restructured loans
 on accrual status (2)                      $20,783       $ 8,995     $ 8,895


BOOK VALUES:
Book value per common share                 $  9.99       $  9.89     $  9.93
Tangible book value per common share (3)    $  9.13       $  9.00     $  9.04

-------------
(1)  Annualized
(2) Does not include troubled debt restructured loans totaling $4,956, $7,405 and $5,464 that were included as non-accrual loans at June 30, 2011, September 30, 2010 and June 30, 2010, respectively.
(3) Calculation subtracts goodwill and core deposit intangible from the equity component.

                                     Three Months Ended    Nine Months Ended
                                          June 30,               June 30,
                                      2011       2010        2011       2010
                                      ---------------       ----------------
AVERAGE BALANCE SHEET:
Average total loans                  $537,858   $552,055   $537,782   $558,587
Average total interest earning
 assets (1)                           682,529    663,511    672,772    655,847
Average total assets                  743,207    721,001    732,041    711,551
Average total interest bearing
 deposits                             535,873    508,185    529,736    492,999
Average FHLB advances and other
 borrowings                            55,509     75,859     55,514     79,352
Average shareholders' equity           87,797     85,101     86,686     86,732

-------------
(1) Includes loans and MBS on non-accrual status.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
     There were no material changes in information concerning market risk from the information provided in the Company's Form 10-K for the fiscal year ended September 30, 2010.


Item 4.  Controls and Procedures
--------------------------------

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange
     Act) that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.


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


Item 4. (Removed and Reserved)
-----------------------------


Item 5.  Other Information
--------------------------
     None to be reported.


Item 6.  Exhibits
-----------------
     (a)  Exhibits
          3.1  Articles of Incorporation of the Registrant (1)
          3.2 Certificate of Designation relating to the Company's Fixed Rate Cumulative Perpetual Preferred Stock Series A (2)
          3.3  Bylaws of the Registrant (1)
          3.4  Amendment to Bylaws (3)
          4.1 Warrant to purchase shares of Company's common stock dated December 23, 2008 (2)
          4.2 Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated December 23, 2008 between the Company and the United States Department of the Treasury (2)
         10.1  Employee Severance Compensation Plan, as revised (4)
         10.2  Employee Stock Ownership Plan (4)
         10.3  1999 Stock Option Plan (5)
         10.4  Management Recognition and Development Plan (5)
         10.5  2003 Stock Option Plan (6)
         10.6  Form of Incentive Stock Option Agreement (7)
         10.7  Form of Non-qualified Stock Option Agreement (7)
         10.8  Form of Management Recognition and Development Award Agreement
               (7)
         10.9  Form of Compensation Modification Agreements (2)
         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act
         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act
         32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act
        101 The following materials from Timberland Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language
               (XBRL): (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Operations; (c)
               Condensed Consolidated Statements of Shareholders' Equity; (d) Condensed Consolidated Statements of Cash Flows; (e) Condensed Consolidated Statements of Comprehensive Income (Loss); and (f) Notes to Unaudited Condensed Consolidated Financial
               Statements (8)
        ----------------
        (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (333- 35817).
        (2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 23, 2008.
        (3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2002.
        (4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997; and to the Registrant's Current Report on Form 8-K
            dated April 13, 2007, and to the Registrant's Current Report on Form 8-K dated December 18, 2007.
       (5) Incorporated by reference to the Registrant's 1999 Annual Meeting Proxy Statement dated December 15, 1998.
       (6) Incorporated by reference to the Registrant's 2004 Annual Meeting Proxy Statement dated December 24, 2003.
       (7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2005.
       (8) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Timberland Bancorp, Inc.

Date:     August 5, 2011        By: /s/ Michael R. Sand
                                    -----------------------------
                                    Michael R. Sand
                                    Chief Executive Officer
                                    (Principal Executive Officer)



Date:     August 5, 2011        By: /s/ Dean J. Brydon
                                    -----------------------------
                                    Dean J. Brydon
                                    Chief Financial Officer
                                    (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit No.                 Description of Exhibit

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101 The following materials from Timberland Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Operations; (c) Condensed Consolidated Statements of Shareholders' Equity; (d) Condensed Consolidated Statements of Cash Flows; (e) Condensed Consolidated Statements of Comprehensive Income (Loss);
        and (f) Notes to Unaudited Condensed Consolidated Financial
        Statements.