Form 10-K
period 2011-09-30
TIMBERLAND BANCORP INC
filed 2011-12-12
CIK 1046050

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended September 30, 2011             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:   0-23333

                            TIMBERLAND BANCORP, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Washington                                      91-1863696
---------------------------------------           ----------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                   Identification Number)

624 Simpson Avenue, Hoquiam, Washington                     98550
---------------------------------------           ----------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:      (360) 533-4747
                                                  ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

 Common Stock, par value $.01 per share          The Nasdaq Stock Market LLC
----------------------------------------     ---------------------------------
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

  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
YES   X    NO
   -----     -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.    X
                                               -----
  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

     Large accelerated filer                 Accelerated filer
                              -----                              -----
     Non-accelerated filer                   Smaller reporting company    X
                              -----                                     -----

  Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act).  YES        NO  X
                               -----     -----

  As of November 30, 2011, the registrant had 7,045,036 shares of common stock issued and outstanding. The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the NASDAQ Global Market on March 31, 2011, was $39.5 million (7,045,036 shares at $5.61). For purposes of this calculation, common stock held by officers and directors of the registrant and the Timberland Bank Employee Stock Ownership Plan and Trust are considered nonaffiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

  1. Portions of Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (Part III).

                           TIMBERLAND BANCORP, INC.
                       2011 ANNUAL REPORT ON FORM 10-K
                             TABLE OF CONTENTS

PART I.                                                                Page
  Item 1. Business
            General...................................................   1
            Corporate Overview........................................   1
            Market Area...............................................   2
            Lending Activities........................................   4
            Investment Activities.....................................  21
            Deposit Activities and Other Sources of Funds.............  22
            Bank Owned Life Insurance.................................  27
            Regulation of the Bank....................................  27
            Regulation of the Company.................................  35
            Taxation..................................................  37
            Competition...............................................  38
            Subsidiary Activities.....................................  38
            Personnel.................................................  38
            Executive Officers of the Registrant......................  39
  Item 1A. Risk Factors...............................................  41
  Item 1B. Unresolved Staff Comments..................................  54
  Item 2. Properties..................................................  54
  Item 3. Legal Proceedings...........................................  55
  Item 4. [Removed and Reserved]......................................  56
PART II.
  Item 5. Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities...........  56
  Item 6. Selected Financial Data.....................................  58
  Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................  60
            General...................................................  60
            Special Note Regarding Forward-Looking Statements.........  60
            Critical Accounting Policies and Estimates................  61
            New Accounting Pronouncements.............................  63
            Operating Strategy........................................  63
            Market Risk and Asset and Liability Management............  64
            Comparison of Financial Condition at September 30, 2011
             and September 30, 2010...................................  66
            Comparison of Operating Results for Years Ended September
             30, 2011 and 2010........................................  68
            Comparison of Operating Results for Years Ended September
             30, 2010 and 2009........................................  71
            Average Balances, Interest and Average Yields/Cost........  74
            Rate/Volume Analysis......................................  76
            Liquidity and Capital Resources...........................  76
            Effect of Inflation and Changing Prices...................  78
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk   78
  Item 8. Financial Statements and Supplementary Data.................  78
  Item 9. Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure......................... 142
  Item 9A. Controls and Procedures.................................... 142
  Item 9B. Other Information.......................................... 142

PART III.
  Item 10. Directors, Executive Officers and Corporate Governance..... 142
  Item 11. Executive Compensation..................................... 143
  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters................. 143
  Item 13. Certain Relationships and Related Transactions, and
           Director Independence...................................... 144
  Item 14. Principal Accounting Fees and Services..................... 144
PART IV.
  Item 15. Exhibits, Financial Statement Schedules.................... 144

                                    PART I

Item 1.  Business
-----------------

General

     Timberland Bancorp, Inc. ("Company"), a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank, SSB ("Bank") upon the Bank's conversion from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank ("Conversion"). The Conversion was completed on January 12, 1998 through the sale and issuance of 13,225,000 shares of common stock by the Company. At September 30, 2011, on a consolidated basis, the Company had total assets of $738.2 million, total deposits of $592.7 million and total shareholders' equity of $86.2 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

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

     The Bank is a community-oriented bank which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on real estate mortgage loans. Lending activities have historically been focused primarily on the origination of loans secured by real estate, including construction loans and land development, one- to four-family residential loans, multi-family loans, commercial real estate loans and land loans. The Bank originates adjustable-rate residential mortgage loans that do not qualify for sale in the secondary market under Federal Home Loan Mortgage Corporation ("Freddie Mac") guidelines. The Bank also originates commercial business loans and in 1998 established a business banking division to increase the origination of these loans. During the past several years, the Bank adjusted its lending strategy and began reducing its exposure to speculative construction and land development lending.

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

Corporate Overview

     Participation in the Troubled Asset Relief Program ("TARP") Capital Purchase Program ("CPP"). On December 23, 2008, as part of the TARP CPP established by the United States Department of the Treasury ("Treasury"), the Company sold to the Treasury 16,641 shares of Cumulative Perpetual Preferred Stock, Series A ("Series A Preferred Stock") and a warrant to purchase 370,889 shares of the Company's common stock, par value $0.01 per share, for an
aggregate purchase price of $16.6 million in cash.   For additional
information regarding the TARP CPP transaction, see Item 1A, "Risk Factors - Risks specific to our participation in TARP."

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

     In addition, on February 1, 2010, the Federal Reserve Bank of San Francisco ("FRB") determined that the Company required additional supervisory attention and entered into a Memorandum of Understanding with the Company (the "Company MOU"). Under the agreement, the Company must among other things obtain prior written approval, or non-objection, from the FRB to declare or pay any dividends, or make any other capital distributions; issue any trust preferred securities; or purchase or redeem any of its stock. The FRB has denied the Company's requests to pay dividends on its Series A Preferred Stock issued under the TARP CPP for the quarterly payments due for the last six quarters beginning with the payments due on May 15, 2010. If dividends on the Series A Preferred Stock are not paid for six quarters, whether or not consecutive, the Treasury has the right to appoint two members to the Board of Directors of the Company. There can be no assurances that our regulators will approve such payments or dividends in the future.

     For additional information regarding the Bank MOU and Company MOU, see "Item 1A, Risk Factors - The Company and the Bank are required to comply with the terms of separate memoranda of understanding issued by their respective regulators and lack of compliance could result in additional regulatory actions."

Market Area

     The Bank considers Grays Harbor, Pierce, Thurston, Kitsap, King and Lewis counties, Washington as its primary market areas. The Bank conducts operations from:

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

     *   a branch office in King County (Auburn); and

     *   three branch offices in Lewis County (Winlock, Toledo and Chehalis).

For additional information, see "Item 2. Properties."

     Hoquiam, with a population of approximately 9,000, is located in Grays Harbor County which is situated along Washington State's central Pacific coast. Hoquiam is located approximately 110 miles southwest of Seattle and 145 miles northwest of Portland, Oregon.

     The Bank considers its primary market area to include six submarkets: primarily rural Grays Harbor County with its historical dependence on the timber and fishing industries; Pierce, Thurston and Kitsap counties with their dependence on state and federal government; King County with its broadly diversified economic base; and Lewis County with its dependence on retail trade, manufacturing, industrial services and local government. Each of these markets presents operating risks to the Bank. The Bank's expansion into Pierce, Thurston, Kitsap, King and Lewis counties represents the Bank's strategy to diversify its primary market area to become less reliant on the economy of Grays Harbor County.

     Grays Harbor County has a population of 73,000 according to the U.S. Census Bureau 2010 estimates and a median family income of $56,600 according to 2011 estimates from the Department of Housing and Urban Development ("HUD"). The economic base in Grays Harbor County has been historically dependent on the timber and fishing industries. Other industries that support the economic base are tourism, agriculture, shipping, transportation and technology. According to the Washington State Employment Security Department, the unemployment rate in Grays Harbor County increased to 12.5% at September 30, 2011 from 11.4% at September 30, 2010. The median price of a resale home in Grays Harbor County for the quarter ended September 30, 2011 decreased 3.1% to $126,000 from $130,000 for the comparable prior year period. The number of home sales increased 20.8% for the quarter ended September 30, 2011 compared to the same quarter one year earlier. The Bank has six branches (including its home office) located throughout the county. The downturn in Grays Harbor County's economy and the decline in real estate values since 2008 have had a negative effect on the Bank's profitability in this market area.

     Pierce County is the second most populous county in the state and has a population of 795,000 according to the U.S. Census Bureau 2010 estimates. The county's median family income is $70,800 according to 2011 HUD estimates. The economy in Pierce County is diversified with the presence of military related government employment (Joint Base Lewis-McChord), transportation and shipping employment (Port of Tacoma), and aerospace related employment (Boeing). According to the Washington State Employment Security Department, the unemployment rate for the Pierce County area increased to 9.3% at September 30, 2011 from 8.7% at September 30, 2010. The median price of a resale home in Pierce County for the quarter ended September 30, 2011 decreased 12.5% to $192,500 from $220,000 for the comparable prior year period. The number of home sales increased 34.8% for the quarter ended September 30, 2011 compared to the same quarter one year earlier. The Bank has five branches in Pierce County and these branches have historically been responsible for a substantial portion of the Bank's construction lending activities. The downturn in Pierce County's economy and the decline in real estate values since 2008 have had a negative effect on the Bank's profitability in this market area.

     Thurston County has a population of 252,000 according to the U.S. Census Bureau 2010 estimates and a median family income of $74,000 according to 2011 HUD estimates. Thurston County is home of Washington State's capital (Olympia) and its economic base is largely driven by state government related employment. According to the Washington State Employment Security Department, the unemployment rate for the Thurston County area increased to 8.0% at September 30, 2011 from 7.2% in 2010. The median price of a resale home in Thurston County for the quarter ended September 30, 2011 decreased 3.2% to $223,600 from $231,000 for the same quarter one year earlier. The number of home sales decreased 0.6% for the quarter ended September 30, 2011 compared to the same quarter one year earlier. The Bank has five branches in Thurston County. This county has historically had a stable economic base primarily attributable to the state government presence; however the downturn in Thurston County's economy and the decline in real estate values since 2008 have had a negative effect on the Bank's profitability in this market area.

     Kitsap County has a population of 251,000 according to the U.S. Census Bureau 2010 estimates and a median family income of $74,500 according to 2011 HUD estimates. The Bank has two branches in Kitsap County. The economic base of Kitsap County is largely supported by military related government
employment through the United States Navy.   According to the Washington State
Employment Security Department, the unemployment rate for the Kitsap County area increased to 7.5% at September 30, 2011 from 7.0% at September 30, 2010. The median price of a resale home in Kitsap County for the quarter ended September 30, 2011 increased 0.2% to $235,500 from $235,000, the same quarter one year earlier. The number of home sales increased 11.0% for the quarter ended September 30, 2011 compared to the same quarter one year earlier. The downturn in Kitsap County's economy and the decline in real estate values since 2008 have had a negative effect on the Bank's profitability in this market area.

     King County is the most populous county in the state and has a population of 1.9 million according to the U.S. Census Bureau 2010 estimates. The Bank has one branch in King County. The county's median family income is $86,800 according to 2011 HUD estimates. King County's economic base is diversified with many industries including shipping, transportation, aerospace (Boeing), computer technology and biotech industries. According to the Washington State Employment Security Department, the unemployment rate for the King County area decreased to 8.1% at September 30, 2011 from 8.4% at September 30, 2010. The median price of a resale home in King County for the quarter ended September 30, 2011 decreased 6.8% to $350,000 from $375,500, for the same quarter one year earlier. The number of home sales increased 27.3% for the quarter ended September 30, 2011 compared to the same quarter one year earlier. The downturn in King County's economy and the decline in real estate values since 2008 have had a negative effect on the Bank's profitability in this market area.

     Lewis County has a population of 75,000 according to the U.S. Census Bureau 2010 estimates and a median family income of $56,600 according to 2011 HUD estimates. The economic base in Lewis County is supported by manufacturing, retail trade, local government and industrial services. According to the Washington State Employment Security Department, the unemployment rate in Lewis County increased to 12.1% at September 30, 2011 from 11.7% at September 30, 2010. The median price of a resale home in Lewis County for the quarter ended September 30, 2011 decreased 12.6% to $141,100 from $161,500, for the same quarter one year earlier. The number of home sales increased 54.2% for the quarter ended September 30, 2011 compared to the same quarter one year earlier. The Bank currently has three branches located in Lewis County. The downturn in Lewis County's economy and the decline in real estate values since 2008 have had a negative effect on the Bank's profitability in this market area.

Lending Activities

     General. Historically, the principal lending activity of the Bank has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences, loans secured by commercial real estate and loans for the construction of one- to four-family residences. During the past several years, the Bank adjusted its lending strategy and began reducing its exposure to speculative construction and land development lending. The Bank's net loans receivable, including loans held for sale, totaled $528.0 million at September 30, 2011, representing 71.5% of consolidated total assets, and at that date commercial real estate, construction and land development loans (including undisbursed loans in process), and land loans were $347.8 million, or 62.1%, of total loans. Construction and land development loans and commercial real estate loans typically have higher rates of return than one- to four-family loans; however, they also present a higher degree of risk. See "- Lending Activities - Commercial Real Estate Lending," "- Lending Activities - Construction and Land Development Lending" and "- Lending Activities - Land Lending."

     The Bank's internal loan policy limits the maximum amount of loans to one borrower to 25% of its Tier 1 capital. At September 30, 2011, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $18.6 million under this policy. At September 30, 2011, the largest amount outstanding to any one borrower and the borrower's related entities was $14.0 million. These loans were secured by commercial buildings located in Pierce and Kitsap counties. These loans were all performing according to the loan repayment terms at September 30, 2011. The next largest amount outstanding to any one borrower and the borrower's related entities was $10.3 million (including $1.5 million in undisbursed loans in process). These loans were secured by a condominium construction project, a commercial building, several one- to four-family properties, and several land parcels. All of the loans were secured by properties located in Grays Harbor County, except for one property located in Clark County and one property located in Clatsop County, Oregon. These loans were performing according to their loan repayment terms at September 30, 2011.

     Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan as of the dates indicated.


                                                     At September 30,
                --------------------------------------------------------------------------------------------
                      2011               2010              2009               2008                2007
                ----------------   ----------------   ----------------   ----------------   ----------------
                Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                ------   -------   ------   -------   ------   -------   ------   -------   ------   -------
                                                  (Dollars in thousands)
Mortgage Loans:
 One- to four-
  family(1).... $114,680   20.47%  $121,014   21.65%  $110,556   18.58%  $112,299   18.35%  $102,434  17.40%
 Multi-family..   30,982    5.53     32,267    5.77     25,638    4.31     25,927    4.24     35,157   5.97
 Commercial....  246,037   43.92    208,002   37.21    188,205   31.62    146,223   23.90    127,866  21.72
 Construction
  and land
  development..   52,484    9.37     69,271   12.39    139,728   23.48    186,344   30.46    186,261  31.64
 Land..........   49,236    8.79     62,999   11.27     65,642   11.03     60,701    9.92     60,706  10.30
                --------  ------   --------  ------   --------  ------   --------  -------  -------- ------
  Total mortgage
   loans.......  493,419   88.08    493,553   88.29    529,769   89.02    531,494   86.87    512,424  87.03

Consumer Loans:
 Home equity
  and second
  mortgage.....   36,008    6.43     38,418    6.87     41,746    7.01     48,690    7.96     47,269   8.02
 Other.........    8,240    1.47      9,086    1.62      9,827    1.66     10,635    1.73     10,922   1.86
                --------  ------   --------  ------   --------  ------   --------  -------  -------- ------
  Total consumer
   loans.......   44,248    7.90     47,504    8.49     51,573    8.67     59,325    9.69     58,191   9.88
 Commercial
  business
  loans........   22,510    4.02     17,979    3.22     13,775    2.31     21,018    3.44     18,164   3.09
                --------  ------   --------  ------   --------  ------   --------  -------  -------- ------
  Total loans..  560,177  100.00%   559,036  100.00%   595,117  100.00%   611,837  100.00%   588,779 100.00%
                --------  ======   --------  ======   --------  ======   --------  ======   -------- ======

Less:
 Undisbursed
  portion of
  construction
  loans in
  process......  (18,265)           (17,952)           (31,298)           (43,353)           (65,673)
 Deferred loan
  origination
  fees.........   (1,942)            (2,229)            (2,439)            (2,747)            (2,968)
 Allowance for
  loan losses..  (11,946)           (11,264)           (14,172)            (8,050)            (4,797)
                --------           --------           --------           --------           --------
Total loans
 receivable,
 net........... $528,024           $527,591           $547,208           $557,687           $515,341
                ========           ========           ========           ========           ========

----------
(1)  Includes loans held-for-sale of $4.0 million, $3.0 million, $630,000, $1.8 million and $757,000 at
     September 30, 2011, 2010, 2009, 2008 and 2007, respectively.




     Residential One- to Four-Family Lending. At September 30, 2011, $114.7 million, or 20.5%, of the Bank's loan portfolio consisted of loans secured by one- to four-family residences. The Bank originates both fixed-rate loans and adjustable-rate loans.

     Generally, one- to four-family fixed-rate loans and five and seven year balloon reset loans (which are loans that are originated with a fixed interest rate for the initial five or seven years, and thereafter incur one interest rate change in which the new rate remains in effect for the remainder of the loan term) are originated to meet the requirements for sale in the secondary market to Freddie Mac. From time to time, however, a portion of these fixed-rate loans, which include five and seven year balloon reset loans, may be retained in the loan portfolio to meet the Bank's asset/liability management objectives. The Bank uses an automated underwriting program, which preliminarily qualifies a loan as conforming to Freddie Mac underwriting standards when the loan is originated. At September 30, 2011, $53.7 million, or 46.8%, of the Bank's one- to four-family loan portfolio consisted of fixed-rate mortgage loans.

     The Bank also offers adjustable-rate mortgage ("ARM") loans. All of the Bank's ARM loans are retained in its loan portfolio and not sold. The Bank offers several ARM products which adjust annually after an initial period ranging from one to five years and are typically subject to a limitation on the annual increase of 2% and an overall limitation of 6%. These ARM products generally are priced utilizing the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin
of 2.88% to 4.00%.   Loans tied to the prime rate or to the London Inter-Bank
Offered Rate ("LIBOR") indices typically do not have periodic, or lifetime adjustment limits. Loans tied to these indices normally have margins ranging up to 3.5%. ARM loans held in the Bank's portfolio do not permit negative amortization of principal. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and

ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At September 30, 2011, $61.0 million, or 53.2%, of the Bank's one- to four- family loan portfolio consisted of ARM loans.

     A portion of the Bank's ARM loans are "non-conforming" because they do not satisfy acreage limits, or various other requirements imposed by Freddie Mac. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Freddie Mac credit requirements because of personal and financial reasons (i.e., divorce, bankruptcy, length of time employed, etc.), and other aspects, which do not conform to Freddie Mac's guidelines. Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. These loans are known as non-conforming loans and the Bank may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. The Bank believes that these loans satisfy a need in its local market area. As a result, subject to market conditions, the Bank intends to continue to originate these types of loans.

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

     The Bank requires that fire and extended coverage casualty insurance be maintained on all of its real estate secured loans and flood insurance, if appropriate.

     The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or the purchase price. However, the Bank usually obtains private mortgage insurance ("PMI") on the portion of the principal amount that exceeds 80% of the appraised value of the security property. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is generally 80% (90% for loans originated for sale in the secondary market to Freddie Mac). At September 30, 2011, nine single family loans totaling $2.2 million were not performing according to their terms. See "- Lending Activities - Non-performing Loans and Delinquencies."

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

     The Bank currently originates three types of residential construction loans: (i) custom construction loans, (ii) owner/builder construction loans and (iii) speculative construction loans (on a limited basis). The Bank believes that its computer tracking system has enabled it to establish processing and disbursement procedures to meet the needs of these borrowers. The Bank also originates construction loans for the development of multi-family and commercial properties.

    At September 30, 2011 and 2010, the composition of the Bank's construction and land development loan portfolio was as follows:

                                             At September 30,
                            ------------------------------------------------
                                      2011                     2010
                            -----------------------  -----------------------
                            Outstanding  Percent of  Outstanding  Percent of
                              Balance       Total      Balance       Total
                            -----------  ----------  -----------  ----------
                                         (Dollars in thousands)

Custom and owner/builder
 construction..............   $26,205      49.93%      $30,945      44.67%
Speculative construction...     1,919       3.66         4,777       6.90
Multi-family (including
 condominium)..............     9,322      17.76         3,587       5.18
Land development...........     2,175       4.14         6,434       9.29
Commercial real estate.....    12,863      24.51        23,528      33.96
                              -------     ------       -------     ------
  Total....................   $52,484     100.00%      $69,271     100.00%
                              =======     ======       =======     ======

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

     Owner/builder construction loans are originated to home owners rather than home builders and are typically converted to or refinanced into permanent loans at the completion of construction. The construction phase of an owner/builder construction loan generally lasts up to 12 months with fixed interest rates currently ranging from 7.00% to 7.88%, and with loan-to-value ratios of 80% (or up to 95% with PMI) of the appraised estimated value of the completed property. At the completion of construction, the loan is converted to or refinanced into either a fixed-rate mortgage loan, which conforms to secondary market standards, or an ARM loan for retention in the Bank's portfolio. At September 30, 2011, custom and owner/builder construction loans totaled $26.2 million, or 49.9%, of the total construction and land development loan portfolio. At September 30, 2011, the largest outstanding custom and owner/builder construction loan had an outstanding balance of $980,000 (including $905,000 of undisbursed loans in process) and was performing according to its repayment terms.

     Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified and a sale is consummated. Historically, the Bank has originated loans to approximately 50 builders located in the Bank's primary market area, each of which generally would have one to eight speculative loans outstanding from the Bank during a 12 month period. Rather than originating lines of credit to home builders to construct several homes at once, the Bank generally originates and underwrites a separate loan for each home. Speculative construction loans are generally originated for a term of 12 months, with current rates ranging from 4.75% to 6.50%, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property. The Bank is currently originating speculative construction loans on a limited basis. At September 30, 2011, speculative construction loans totaled $1.9 million, or 3.7%, of the total construction and land development loan portfolio. At September 30, 2011, the Bank had two borrowers each with aggregate outstanding speculative loan balances of more than $500,000. The largest aggregate outstanding balance to one borrower for speculative construction loans totaled $861,000 (including $277,000 of undisbursed loans in process), all of which were performing according to the loan repayment terms. The largest outstanding balance for a single speculative loan was $700,000 and was performing according to its restructured terms. At September 30, 2011, all speculative construction loans were performing according to their original or restructured terms. See "- Lending Activities - Non-performing Loans and Delinquencies."

     The Bank historically originated loans to real estate developers with whom it had established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities) (generally with ten to 50 lots). The Bank is not currently originating any new land development loans. At September 30, 2011, the Bank had nine land development loans totaling $2.2 million, or 4.1% of construction and land development loans receivable. Land development loans are secured by a lien on the property and typically made for a period of two to five years with fixed or variable interest rates, and are made with loan-to-value ratios generally not exceeding 75%. Land development loans are generally structured so that the Bank is repaid in full upon the sale by the borrower of approximately 80% of the subdivision lots. A majority of the Bank's land development loans are secured by property located in its primary market area. In addition, in the case of a corporate borrower, the Bank also generally obtains personal guarantees from corporate principals and reviews their personal financial statements. At September 30, 2011, the Bank had seven land development loans totaling $1.9 million that were not performing according to their terms. The non-performing loans consisted of:

     * Four loans totaling $756,000 secured by land development projects in King County;
     * One loan with a balance of $837,000 secured by a land development project in Lewis County;
     * One loan with a balance of $225,000 secured by a land development project in Pierce County; and
     * One loan with a balance of $63,000 secured by a land development project in Grays Harbor County.

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

     The Bank also provides construction financing for multi-family and commercial properties. At September 30, 2011, these loans amounted to $22.2 million, or 42.3% of construction and land development loans. These loans are secured by condominiums, apartment buildings, mini-storage facilities, office buildings, hotels and retail rental space predominantly located in the Bank's primary market area. At September 30, 2011, the largest outstanding multi-family construction loan was secured by an apartment building project in Thurston County and had a balance of $6.5 million (including $2.5 million of undisbursed loans in process) and was performing according to its terms. At September 30, 2011, the largest outstanding commercial real estate construction loan had a balance of $6.1 million (including $4.4 million of undisbursed loans in process). This loan was secured by a medical office building being constructed in Thurston County and was performing according to its terms.

     All construction loans must be approved by a member of one of the Bank's Loan Committees or the Bank's Board of Directors, or in the case of one- to four-family construction loans meeting Freddie Mac guidelines, by a qualified Bank underwriter. See "- Lending Activities - Loan Solicitation and Processing." Prior to preliminary approval of any construction loan application, an independent fee appraiser inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project and analyzes the pro forma data and assumptions on the project. In the case of a speculative or custom construction loan, the Bank reviews the experience and expertise of the builder. After preliminary approval has been given, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project. In the event of cost overruns, the Bank generally requires that the borrower increase the funds available for construction by depositing its own funds into a secured savings account, the proceeds of which are used to pay construction costs.

     Loan disbursements during the construction period are made to the builder, materials supplier or subcontractor, based on a line item budget. Periodic on-site inspections are made by qualified independent inspectors to document the reasonableness of draw requests. For most builders, the Bank disburses loan funds by providing vouchers to borrowers, which when used by the borrower to purchase supplies are submitted by the supplier to the Bank for payment.

     The Bank regularly monitors construction loan disbursements using an internal monitoring system which the Bank believes reduces many of the risks inherent with construction lending.

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

     Multi-Family Lending. At September 30, 2011, the Bank had $31.0 million, or 5.5% of the Bank's total loan portfolio, secured by multi-family dwelling units (more than four units) located primarily in the Bank's primary market area. Multi-family loans are generally originated with variable rates of interest ranging from 2.00% to 3.50% over the one-year constant maturity U.S. Treasury Bill Index or a matched term FHLB advance, with principal and interest payments fully amortizing over terms of up to 30 years. At September 30, 2011 the Bank's largest multi-family loan had an outstanding principal balance of $3.5 million and was secured by an apartment building located in the Bank's primary market area. At September 30, 2011, this loan was performing according to its terms. At September 30, 2011, one multi-family loan with a balance of $1.4 million was not performing according to its repayment terms. See "- Lending Activities - Non-performing Loans and Delinquencies."

     The maximum loan-to-value ratio for multi-family loans is generally limited to not more than 80%. The Bank generally requests its multi-family loan borrowers with loan balances in excess of $750,000 to submit financial statements and rent rolls on the properties securing such loans. The Bank also inspects such properties annually. The Bank generally imposes a minimum debt coverage ratio of approximately 1.20 for loans secured by multi-family properties.

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

     Commercial Real Estate Lending. Commercial real estate loans totaled $246.0 million, or 43.9% of the total loan portfolio at September 30, 2011. The Bank originates commercial real estate loans generally at variable interest rates and these loans are secured by properties, such as restaurants, motels, mini-storage facilities, office buildings and retail/wholesale facilities, located in the Bank's primary market area. At September 30, 2011, the largest commercial real estate loan was secured by an office building in Pierce County and had a balance of $6.2 million and was performing according to its terms. At September 30, 2011, eight commercial real estate loans totaling $6.6 million were not performing according to their terms. See "- Lending Activities - Non-performing Loans and Delinquencies."

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

     Land Lending. The Bank has historically originated loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to sell as improved lots. Currently the Bank is not offering land loans to new customers and is attempting to decrease its land loan portfolio. At September 30, 2011, land loans totaled $49.2 million, or 8.8% of the Bank's total loan portfolio as compared to $63.0 million, or 11.3% of the Bank's total loan portfolio at September 30, 2010. Land loans originated by the Bank generally have maturities of five to ten years. The largest land loan had an outstanding balance of $4.1 million at September 30, 2011 and was performing according to its repayment terms. At September 30, 2011, 31 land loans totaling $8.9 million were not performing according to their terms. See "- Lending Activities - Non-performing Loans and Delinquencies."

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

     Consumer Lending. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. Consumer loans include home equity lines of credit, second mortgage loans, savings account loans, automobile loans, boat loans, motorcycle loans, recreational vehicle loans and unsecured loans. Consumer loans are made with both fixed and variable interest rates and with varying terms. At September 30, 2011, consumer loans amounted to $44.2 million, or 7.9%, of the total loan portfolio.

     At September 30, 2011, the largest component of the consumer loan portfolio consisted of second mortgage loans and home equity lines of credit, which totaled $36.0 million, or 6.4%, of the total loan portfolio. Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others. The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property. The loan-to-value ratio is typically 80% or less, when taking into account both the first and second mortgage loans. Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 15 years. Home equity lines of credit are generally made at interest rates tied to the prime rate or the 26 week Treasury Bill. Second mortgage loans and home equity lines of credit have greater credit risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Bank.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. The Bank believes that these risks are not as prevalent in the case of the Bank's consumer loan portfolio because a large percentage of the portfolio consists of second mortgage loans and home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to four-family residential mortgage loans. At September 30, 2011, five consumer loans totaling $367,000 were delinquent in excess of 90 days. See "- Lending Activities - Non-performing Loans and Delinquencies."

     Commercial Business Lending. Commercial business loans totaled $22.5 million, or 4.0% of the loan portfolio at September 30, 2011. Commercial business loans are generally secured by business equipment, accounts receivable, inventory or other property and are made at variable rates of interest equal to a negotiated margin above the prime rate. The Bank also generally obtains personal guarantees from the principals based on a review of personal financial statements. The largest commercial business loan had an outstanding balance of $2.0 million at September 30, 2011 and was performing according to its terms. At September 30, 2011, three commercial business loans totaling $44,000 were not performing according to their repayment terms. See "- Lending Activities - Non-performing Loans and Delinquencies."

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

     Loan Maturity. The following table sets forth certain information at September 30, 2011 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loans having no stated maturity and overdrafts are reported as due in one year or less.

                                 After     After    After
                                 1 Year   3 Years  5 Years
                        Within   Through  Through  Through   After
                        1 Year   3 Years  5 Years  10 Years 10 Years  Total
                        ------   -------  -------  -------- --------  -----
                                          (In thousands)
Mortgage loans:
 One- to four-
  family (1)......... $  6,375 $  6,769 $  1,780 $  10,909 $  88,847 $114,680
 Multi-family........    7,274      941      547    21,650       570   30,982
 Commercial..........    7,829   24,026   34,738   172,812     6,632  246,037
 Construction and
  land
  development(2).....   45,529      187    6,768        --        --   52,484
 Land................   15,797   21,004    7,594     2,778     2,063   49,236
Consumer loans:
 Home equity and
  second mortgage....    7,771    2,068    2,302     7,179    16,688   36,008
 Other...............    3,099      725      429       695     3,292    8,240
Commercial business
 loans...............   11,154    1,303    1,975     6,214     1,864   22,510
                      --------  -------  -------  --------  --------  -------
 Total............... $104,828  $57,023  $56,133  $222,237  $119,956  560,177
                      ========  =======  =======  ========  ========
Less:
 Undisbursed portion
  of construction
  loans in process...                                                 (18,265)
 Deferred loan
  origination fees...                                                  (1,942)
 Allowance for loan
  losses.............                                                 (11,946)
                                                                     --------
 Loans receivable,
  net................                                                $528,024
                                                                     ========
----------
(1) Includes $4.0 million of loans held-for-sale.
(2) Includes construction/permanent loans that convert to permanent mortgage loans once construction is completed.

     The following table sets forth the dollar amount of all loans due after one year from September 30, 2011, which have fixed interest rates and have floating or adjustable interest rates.

                                       Fixed    Floating or
                                       Rates    Adjustable Rates    Total
                                       -----    ----------------    -----
                                                  (In thousands)
Mortgage loans:
 One- to four-family(1).............  $ 51,222     $ 57,083        $108,305
 Multi-family.......................     1,551       22,157          23,708
 Commercial.........................    47,489      190,719         238,208
 Construction and land development..     6,955           --           6,955
 Land...............................    20,217       13,222          33,439
Consumer loans:
 Home equity and second mortgage....    16,651       11,586          28,237
 Other..............................     4,920          221           5,141
 Commercial business loans..........     5,401        5,955          11,356
                                      --------     --------        --------
  Total.............................  $154,406     $300,943        $455,349
                                      ========     ========        ========


----------
(1)  Includes loans held-for-sale.

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

     Loan Solicitation and Processing. Loan originations are obtained from a variety of sources, including walk-in customers, and referrals from builders and realtors. Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral generally is undertaken by a certified appraiser retained by the Bank.

     Loan applications are initiated by loan officers and are required to be approved by an authorized loan underwriter, one of the Bank's Loan Committees or the Bank's Board of Directors. The Bank's Consumer Loan Committee consists of three underwriters, each of whom can approve one- to four-family mortgage loans and other consumer loans up to and including the current Freddie Mac single-family limit. Certain consumer loans up to and including $25,000 may be approved by individual loan officers and the Bank's Consumer Lending Department Manager may approve consumer loans up to and including $75,000.
The Bank's Regional Manager of Commercial Lending has individual lending authority for loans up to and including $250,000, excluding speculative construction loans and unsecured loans. The Bank's Commercial Loan Committee, which consists of the Bank's President, Chief Credit Administrator, Executive Vice President of Commercial Lending, Executive Vice President of Community Lending, and Regional Manager of Commercial Lending, may approve commercial real estate loans and commercial business loans up to and including $1.5 million. The Bank's President, Chief Credit Administrator, Executive Vice President of Commercial Lending and Executive Vice President of Community Lending also have individual lending authority for loans up to and including $750,000. The Bank's Board Loan Committee, which consists of two rotating non-employee Directors and the Bank's President, may approve loans up to and including $3.0 million. Loans in excess of $3.0 million, as well as loans of any amount granted to a single borrower whose aggregate loans exceed $3.0 million, must be approved by the Bank's Board of Directors.

     Loan Originations, Purchases and Sales. During the years ended September 30, 2011 and 2010, the Bank's total gross loan originations were $160.2 million and $182.5 million, respectively. Periodically, the Bank purchases participation interests in construction and land development loans, commercial real estate loans, and multi-family loans, secured by properties generally located in Washington State, from other lenders. These purchases are underwritten to the Bank's underwriting guidelines and are without recourse to the seller other than for fraud. There were no loan participation interests purchased during the years ended September 30, 2011 and 2010. During the year ended September 30, 2009, the Bank purchased loan participation interests of $1.6 million. The Bank also periodically purchases contracts secured by one- to four-family residencies from individuals. During the year ended September 30, 2011, the Bank purchased contracts totaling $187,000. See "- Lending Activities - Construction and Land Development Lending" and "- Lending Activities - Multi-Family Lending."

     Consistent with its asset/liability management strategy, the Bank's policy generally is to retain in its portfolio all ARM loans originated and to sell fixed rate one- to four-family mortgage loans in the secondary market to Freddie Mac; however, from time to time, a portion of fixed-rate loans may be retained in the Bank's portfolio to meet its asset-liability objectives.
Loans sold in the secondary market are generally sold on a servicing retained basis. At September 30, 2011, the Bank's loan servicing portfolio, which is not included in the Company's consolidated financial statements, totaled $298.9 million.

     The Bank also periodically sells participation interests in construction and land development loans, commercial real estate loans, and land loans to other lenders. These sales are usually made to avoid concentrations in a particular loan type or concentrations to a particular borrower. The Bank did not sell any loan participation interests to other lenders during the years ended September 30, 2011, 2010 and 2009.

    The following table shows total loans originated, purchased, sold and repaid during the periods indicated.
                                            Year Ended September 30,
                                       ---------------------------------
                                         2011         2010        2009
                                       --------    ---------    --------
Loans originated:                              (In thousands)
 Mortgage loans:
  One- to four-family................. $ 57,620    $  72,015   $ 165,972
  Multi-family........................    2,009        7,772       1,036
  Commercial..........................   38,262       27,248      43,821
  Construction and land development...   40,724       35,369      56,287
  Land................................    3,793       11,712       6,519
 Consumer.............................    7,424       10,286      14,080
 Commercial business loans............   10,325       18,130       7,601
                                       --------    ---------    --------
   Total loans originated.............  160,157      182,532     295,316

Loans purchased:
 Mortgage loans:
  One- to four-family.................      187           50          --
  Commercial..........................       -            --       1,606
                                       --------    ---------    --------
   Total loans purchased..............      187           50       1,606
                                       --------    ---------    --------
    Total loans originated and
     purchased........................  160,344      182,582     296,922

Loans sold:
 Whole loans sold.....................  (62,480)     (68,330)   (162,913)
                                       --------    ---------    --------
 Total loans sold.....................  (62,480)     (68,330)   (162,913)

Loan principal repayments.............  (96,723)    (150,333)   (150,729)
Other items, net......................     (708)      16,464       6,241
                                       --------    ---------    --------
Net increase (decrease) in loans
 receivable........................... $    433    $ (19,617)   $(10,479)
                                       ========    =========    ========

     Loan Origination Fees. The Bank receives loan origination fees on many of its mortgage loans and commercial business loans. Loan fees are a percentage of the loan which are charged to the borrower for funding the loan. The amount of fees charged by the Bank is generally up to 2.0% of the loan amount. Current accounting principles generally accepted in the United States of America require fees received and certain loan origination costs for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. Unamortized deferred loan origination fees totaled $1.9 million at September 30, 2011.

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

    The following table sets forth information with respect to the Company's non-performing assets at the dates indicated.

                                            At September 30,
                         ----------------------------------------------------
                            2011      2010       2009        2008      2007
Loans accounted for      --------   --------   --------   --------  ---------
on a non-accrual basis:                  (Dollars in thousands)
Mortgage loans:
  One- to four-family... $  2,150   $  3,691   $  1,343   $    300  $     252
  Commercial............    6,571      7,252      5,004        714         90
  Construction and
    land development....    3,522      7,609     17,594      9,840      1,000
  Land..................    8,935      5,460      5,023        726         28
Consumer loans..........      367        806        258        160         --
 Commercial business
   loans................       44         46         65        250        120
                         --------   --------   --------   --------  ---------
     Total..............   21,589     24,864     29,287     11,990      1,490

Accruing loans which are
  contractually past due
  90 days or more.......    1,754      1,325        796         --         --
                         --------   --------   --------   --------  ---------
Total of non-accrual
  and 90 days past
  due loans.............   23,343     26,189     30,083     11,990      1,490


Non-accrual investment
  securities............    2,796      3,390        477         --         --

Other real estate owned
  and other repossessed
  assets................   10,811     11,519      8,185        511         --
                         --------   --------   --------   --------  ---------
  Total non-performing
    assets (1).......... $ 36,950   $ 41,098   $ 38,745   $ 12,501  $   1,490
                         ========   ========   ========   ========  =========
Troubled debt restructured
  loans on accrual
  status (2)............ $ 18,166   $  8,995   $     --   $    272  $     --

Non-accrual and 90 days
  or more past due loans
  as a percentage of
  loans receivable, net.     4.32%     4.86%      5.36%      2.12%      0.29%

Non-accrual and 90 days
  or more past due loans
  as a percentage of
  total assets..........     3.16%     3.53%      4.28%      1.76%      0.23%

Non-performing assets
  as a percentage of
  total assets..........     5.01%     5.53%      5.52%      1.83%      0.23%


Loans receivable,
  net (3)............... $539,970   $538,855   $561,380   $565,737  $520,138
                         ========   ========   ========   ========  ========
Total assets             $738,224   $742,687   $701,676   $681,883  $644,848
                         ========   ========   ========   ========  ========
----------------
(1)  Does not include troubled debt restructured loans on accrual status.
(2) Does not include troubled debt restructured loans totaling $7.4 million, $7.4 million and $9.5 million reported as non-accrual loans at September 30, 2011, 2010 and 2009, respectively.
(3)  Includes loans held-for-sale and is before the allowance for loan losses.


     The Bank's non-accrual loans decreased by $3.3 million to $21.6 million at September 30, 2011 from $24.9 million at September 30, 2010, primarily as a result of a $4.1 million decrease in construction and land development loans on non-accrual status, a $1.5 million decrease in one- to four-family loans on non-accrual status, a $681,000 decrease in commercial real estate loans on non-accrual status and a $439,000 decrease in consumer loans on non-accrual status. These decreases were partially offset by a $3.5 million increase in land loans on non-accrual status. The largest non-performing loan was secured by a mini-storage facility in King County and had a balance of $2.6 million at September 30, 2011. A discussion of our largest non-performing loans is set forth below under "Asset Classification."

     Additional interest income which would have been recorded for the year ended September 30, 2011 had non-accruing loans been current in accordance with their original terms totaled $3.5 million.

     Other Real Estate Owned and Other Repossessed Assets. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned ("OREO") until sold.
When property is acquired, it is recorded at the estimated fair market value less estimated costs to sell. At September 30, 2011, the Bank had $10.8 million of OREO and other repossessed assets consisting of 46 individual properties and four other repossessed assets, a decrease of $708,000 from $11.5 million at September 30, 2010. The OREO properties consisted of two condominium projects totaling $3.5 million, 28 land parcels totaling $3.3 million, 11 single family homes totaling $1.9 million, three commercial real estate properties totaling $1.2 million and two land development projects totaling $794,000. The largest OREO property was a condominium project with a balance of $2.6 million.

     Restructured Loans. Under accounting principles generally accepted in the United States of America, the Bank is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructuring or loan modifications for a borrower does not necessarily always constitute troubled debt restructuring, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Bank had restructured loans totaling $25.5 million at September 30, 2011, of which $7.4 million were on non-accrual status.

     Impaired Loans. A loan is considered impaired when it is probable the Bank will be unable to collect all contractual principal and interest payments due in accordance with the original or modified terms of the loan agreement. To determine specific valuation allowances, impaired loans are measured based on the estimated fair value of the collateral less estimated cost to sell if the loan is considered collateral dependent. Impaired loans not considered to be collateral dependent are measured based on the present value of expected future cash flows.

     The categories of non-accrual loans and impaired loans overlap, although they are not coextensive. The Bank considers all circumstances regarding the loan and borrower on an individual basis when determining whether an impaired loan should be placed on non-accrual status, such as the financial strength of the borrower, the collateral value, reasons for delay, payment record, the amount past due and the number of days past due. At September 30, 2011, the Bank had $48.5 million in impaired loans. For additional information on impaired loans, see Note 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

     Other Loans of Concern. Loans not reflected in the table above as non-performing, but where known information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans as non-performing assets in the future are commonly referred to as "other loans of concern" or "potential problem loans." The amount included in potential problem loans results from an evaluation, on a loan-by-loan basis, of loans classified as "substandard" and "special mention," as those terms are defined under "Asset Classification" below. The amount of potential problem loans was $62.5 million at September 30, 2011 and $43.7 million at September 30, 2010. The vast majority of these loans are collateralized by real estate. See "- Asset Classification" below for additional information regarding our problem loans.

     Asset Classification. Applicable regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard loans are classified as those loans that are inadequately protected by the current net worth, and paying capacity of the obligor, or of the collateral pledged. Assets classified as substandard have a well-defined weakness, or weaknesses that jeopardize the repayment of the debt. If the weakness, or weaknesses are not corrected there is the distinct possibility that some loss will be sustained. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the Bank is not warranted. When the Bank classifies problem assets as either substandard or doubtful, it is required to establish allowances for loan losses in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets. When the Bank classifies problem assets as loss, it charges off the balance of the asset against the allowance for loan losses. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. The Bank's determination of the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Division which can require the establishment of additional loss allowances.

     The aggregate amounts of the Bank's classified and special mention loans (as determined by the Bank), and of the Bank's allowances for loan losses at the dates indicated, were as follows:

                                               At September 30,
                                     -----------------------------------
                                       2011           2010         2009
                                     -------        -------      -------
                                                (In thousands)
      Loss.........................  $    --        $    --      $    --
      Doubtful.....................       --             --           --
      Substandard(1)(2)............   56,980         56,796       63,188
      Special mention(1)...........   27,419         13,070       21,711
                                     -------        -------      -------
      Total classified and
        special mention loans......  $84,399        $69,866      $84,899
                                     =======        =======      =======
      Allowance for loan losses....  $11,946        $11,264      $14,172

-----------
(1) For further information concerning the change in classified assets, see "- Lending Activities - Non-performing Loans and Delinquencies."
(2) Includes non-performing loans.

     The Bank's classified and special mention loans increased by $14.5 million from September 30, 2010 to $84.4 million at September 30, 2011, primarily as a result of a $14.3 million increase in loans classified as special mention.

     Special mention loans are defined as those credits deemed by management to have some potential weakness that deserve management's close attention. If left uncorrected these potential weaknesses may result in the deterioration of the payment prospects of the loan. Assets in this category are not adversely classified and currently do not expose the Bank to sufficient risk to warrant a substandard classification. Thirty-one individual loans comprised $25.6 million, or 93.3%, of the $27.4 million in loans classified as special mention. They include eight multi-family loans totaling $10.4 million, seven commercial real estate loans totaling $6.3 million, eight land loans totaling $4.8 million, six one- to four-family loans totaling $2.6 million, one multi-family construction loan with a balance of $752,000 and one speculative single-family construction loan with a balance of $700,000. All of these loans were current and paying in accordance with their required loan repayment terms at September 30, 2011, except three loans totaling $2.8 million that were 60 days past due.

     The aggregate amount of loans classified as substandard at September 30, 2011 increased by $184,000 to $57.0 million from $56.8 million at September 30, 2010. At September 30, 2011, 134 loans were classified as substandard compared to 146 at September 30, 2010.

     Of the $57.0 million in loans classified as substandard at September 30, 2011, $21.6 million were on non-accrual status and $1.8 million were past due 90 days or more and still accruing. Troubled debt restructured loans totaling $20.1 million were classified as substandard at September 30, 2011, with $7.4 million in troubled debt restructured loans on non-accrual status and $12.7 million in troubled debt restructured loans on accrual status. The largest loan classified as substandard at September 30, 2011 had a balance of $4.7 million and was secured by a mini-storage facility in Pierce County. This loan was performing according to its loan repayment terms at September 30, 2011. The next largest loan classified as substandard at September 30, 2011 had a balance of $4.6 million and was secured by a mini-storage facility in Pierce County and was 60 days past due at September 30, 2011.

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

     At September 30, 2011, the Bank's allowance for loan losses totaled $11.9 million. The Bank's allowance for loan losses as a percentage of total loans receivable and non-performing loans increased to 2.21% and 51.2%, respectively, at September 30, 2011 from 2.09% and 43.0%, respectively, at September 30, 2010.

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

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                              Year Ended September 30,
                                       ---------------------------------------
                                        2011     2010    2009    2008    2007
                                       ------  -------  ------- ------- ------
                                               (Dollars in thousands)

Allowance at beginning of year....... $11,264  $14,172  $ 8,050  $4,797 $4,122
Provision for loan losses............   6,758   10,550   10,734   3,900    686
Allocated to loan commitments........      -        --     (169)     -      --

Recoveries:
Mortgage loans:
 One- to four-family.................     151       -        --      --     --
 Multi-family........................      41       -        --      --     --
 Commercial..........................      --       13       -       --     --
 Construction........................     109      104       -       --     --
 Land................................      46      153       83      -      --
Consumer loans:
 Home equity and second mortgage.....      42       86       -       --     --
 Other...............................       2        6        5       1      1
Commercial business loans............       1       -        -       -      --
                                      -------  -------  ------- ------- ------
  Total recoveries...................     392      362       88       1      1

Charge-offs:
Mortgage loans:
 One- to four-family.................     543      200       46      -      --
 Construction........................   3,972    8,012    3,108     648     --
 Commercial..........................      47    1,888      235      -      --
 Land................................   1,704    3,285      705      -      --
Consumer loans:
 Home equity and second mortgage.....     150      399      162      -      --
 Other...............................      30       36       25      -      12
Commercial business loans............      22       -       250      -      --
                                      -------  -------  ------- ------- ------
 Total charge-offs...................   6,468   13,820    4,531     648     12
                                      -------  -------  ------- ------- ------
 Net charge-offs.....................   6,076   13,458    4,443     647     11
                                      -------  -------  ------- ------- ------
 Allowance at end of year............ $11,946  $11,264  $14,172  $8,050 $4,797
                                      =======  =======  ======= ======= ======
Allowance for loan losses as a
 percentage of total loans receivable
(net)(1) outstanding at the end of
 the year............................   2.21%    2.09%    2.52%   1.42% 0.92%

Net charge-offs as a percentage
 of average loans outstanding
 during the year.....................   1.13%    2.45%    0.79%   0.12% 0.00%

Allowance for loan losses as a
 percentage of non-performing loans
 at end of year......................  51.2%    43.01%   47.11% 67.14% 321.95%

------------
(1) Total loans receivable (net) includes loans held for sale and is before the allowance for loan losses.


    The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

                                                      At September 30,
              ----------------------------------------------------------------------------------------------
                     2011               2010               2009              2008                2007
              -----------------  ------------------  ----------------  -----------------  ------------------
                       Percent             Percent           Percent            Percent             Percent
                       of Loans            of Loans          of Loans           of Loans            of Loans
                       in                  in                in                 in                  in
                       Category            Category          Category           Category            Category
                       to Total            to Total          to Total           to Total            to Total
               Amount  Loans      Amount   Loans     Amount  Loans     Amount   Loans     Amount    Loans
              -------  --------  --------  --------  ------  --------  -------  --------  -------  ---------
                                                   (Dollars in thousands)

Mortgage loans:
 One- to
  four-family.. $  760    20.47%    $ 530    21.65%    $ 616    18.58%    $ 476    18.35%    $ 396    17.40%
 Multi-family..  1,076     5.53       392     5.77       431     4.31       248     4.24       200     5.97
 Commercial....  4,035    43.92     3,173    37.21     2,719    31.63     1,521    23.90     1,368    21.72
 Construction
  and land
  development..  1,618     9.37     1,626    12.39     5,132    23.48     3,254    30.46     1,047    31.64
 Land..........  2,795     8.79     3,709    11.27     3,348    11.03     1,435     9.92       549    10.30
Non-mortgage
 loans:
 Consumer
  loans........    875     7.90       461     8.49     1,216     8.66       457     9.69       412     9.88
 Commercial
  business
  loans........    787     4.02     1,373     3.22       710     2.31       659     3.44       825     3.09
               -------    -----   -------   ------   -------   ------    ------   ------    ------   ------
   Total allowance
   for loan
   losses......$11,946    100.0%  $11,264   100.00%  $14,172   100.00%   $8,050   100.00%   $4,797   100.00%
               =======    =====   =======   ======   =======   ======    ======   ======    ======   ======


                                                          20





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

     At September 30, 2011, the Company's investment portfolio totaled $10.9 million, primarily consisting of $5.7 million of mortgage-backed securities available-for-sale, $1.0 million of mutual funds available-for-sale, and $4.1 million of mortgaged-backed securities held-to-maturity. The Company does not maintain a trading account for any investments. This compares with a total investment portfolio of $16.2 million at September 30, 2010, primarily consisting of $10.1 million of mortgage-backed securities available-for-sale, $988,000 of mutual funds available-for-sale, and $5.0 million of mortgaged-backed securities held-to-maturity. The composition of the portfolios by type of security, at each respective date is presented in the following table.

                                      At September 30,
              ----------------------------------------------------------------
                     2011                  2010                 2009
              --------------------  --------------------  --------------------
              Recorded  Percent of  Recorded  Percent of  Recorded  Percent of
                Value     Total      Value       Total      Value      Total
              --------- ----------  --------- ----------  --------- ----------
                                   (Dollars in thousands)
Held-to-
 Maturity:

 U.S. agency
  securities..  $   27    0.25%     $    28      0.17%     $    27      0.13%
 Mortgage-
  backed
  securities..   4,118   37.91        5,038     31.13        7,060     34.34

Available-for-
 Sale (at fair
 value):

 Mortgage-backed
  securities..   5,717   52.63       10,131     62.59       12,503     60.82
 Mutual funds.   1,000    9.21          988      6.11          968      4.71
               -------   -----      -------    ------      -------    ------
Total
 portfolio.... $10,862   100.0%     $16,185    100.00%     $20,558    100.00%
               =======   =====      =======    ======      =======    ======


   The following table sets forth the maturities and weighted average yields of the investment and mortgage-backed securities in the Company's investment securities portfolio at September 30, 2011.  Mutual funds, which by their nature do not have maturities, are classified in the one year or less category.


                                                After One to        After Five to          After Ten
                         One Year or Less        Five Years           Ten Years              Years
                         ----------------     ----------------     ----------------     ----------------
                         Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield
                         ------     -----     ------     -----     ------     -----     ------     -----
                                                     (Dollars in thousands)

Held-to-Maturity:

U.S. agency
 securities........       $  -         --%     $  13      3.25%     $   14     3.98%     $    -        --%
Mortgage-backed
 securities........          -         --         10      4.70          24     3.16       4,084       3.01

Available-for-Sale:

Mortgage-backed
 securities........           1       4.40        -         --         117     5.90       5,599       2.74
Mutual funds.......       1,000       2.82        -         -           --       -           --         --
                         ------                -----                ------               ------
Total portfolio....      $1,001       2.82%    $  23      3.85%     $  155     5.28%     $9,683       2.85%
                         ======                =====                ======               ======




     There were no securities which had an aggregate book value in excess of
10% of the Company's total equity at September 30, 2011.   At September 30,
2011, the Company had $3.4 million of private label mortgage-backed securities of which $2.8 million was on non-accrual status. The private label mortgage-backed securities were acquired from the in-kind redemption of the Company's investment in the AMF family of mutual funds in June 2008. For additional information regarding investment securities, see "Item 1A, Risk Factors - Other-than-temporary impairment charges in our investment securities portfolio could result in additional losses" and Note 3 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Deposit Activities and Other Sources of Funds

     General. Deposits and loan repayments are the major sources of the Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Seattle and the FRB may be used to compensate for reductions in the availability of funds from other sources.

     Deposit Accounts. Substantially all of the Bank's depositors are residents of Washington. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including money market deposit accounts, checking accounts, regular savings accounts and certificates of deposit. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank actively seeks consumer and commercial checking accounts through checking account acquisition marketing programs. At September 30, 2011, the Bank had 37.1% of total deposits in non-interest bearing accounts and NOW checking accounts.

     At September 30, 2011 the Bank had $86.3 million of jumbo certificates of deposit of $100,000 or more. The Bank had no brokered certificates of deposits at September 30, 2011. The Bank believes that its jumbo certificates of deposit, which represented 14.6% of total deposits at September 30, 2011, present similar interest rate risk compared to its other deposits.

     The following table sets forth information concerning the Bank's deposits at September 30, 2011.


                                             Weighted               Percentage
                                              Average                of Total
Category                                   Interest Rate    Amount   Deposits
----------------------------------------   -------------  --------- ----------
                                                        (In thousands)
Non-interest bearing....................        --%        $ 64,494   10.88%
Negotiable order of
  withdrawal ("NOW") checking...........      0.90          155,299   26.20
Savings.................................      0.62           83,636   14.11
Money market............................      0.75           61,028   10.30
                                                           --------  ------
 Subtotal...............................      0.80          364,457   61.49

Certificates of Deposit(1)
----------------------------------------

Maturing within 1 year..................      1.19          157,161   26.52
Maturing after 1 year but
 within 2 years ........................      1.44           39,793    6.71
Maturing after 2 years but
 within 5 years ........................      2.54           30,641    5.17
Maturing after 5 years..................      2.10              626    0.11
                                                           --------  ------
 Total certificates of deposit..........      1.42          228,221   38.51
                                                           --------  ------
  Total deposits........................      1.04         $592,678   100.0%
                                                           ========  ======
______________________
(1)   Based on remaining maturity of certificates.

    The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 2011. Jumbo certificates of deposit have principal balances of $100,000 or more and the rates paid on these accounts are generally negotiable.


Maturity Period                                 Amount
------------------------------------        --------------
                                            (In thousands)

Three months or less....................        $15,767
Over three through six months...........         16,027
Over six through twelve months..........         26,067
Over twelve months......................         28,461
                                                -------
  Total.................................        $86,322
                                                =======

    Deposit Flow.  The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                                              At September 30,
                        ------------------------------------------------------------------------------------
                                   2011                             2010                        2009
                        ------------------------------   -----------------------------   -------------------
                                  Percent                          Percent                          Percent
                                    of       Increase                of       Increase                of
                         Amount    Total    (Decrease)    Amount    Total    (Decrease)    Amount    Total
                        --------  -------   ----------   --------  --------  ----------   -------   --------
                                                        (Dollars in thousands)

Non-interest-bearing... $ 64,494   10.88%    $  5,739    $ 58,755    10.15%   $  8,460    $ 50,295     9.95%
NOW checking...........  155,299   26.20        1,995     153,304    26.48      35,947     117,357    23.21
Savings................   83,636   14.11       16,188      67,448    11.65       8,839      58,609    11.59
Money market...........   61,028   10.30        5,305      55,723     9.63      (6,755)     62,478    12.36
Certificates of deposit
 which mature:
  Within 1 year........  157,161   26.52      (20,750)    177,911    30.74      (4,374)    182,285    36.04
  After 1 year, but
   within 2 years......   39,793    6.71       (3,239)     43,032     7.43      20,445      22,587     4.47
  After 2 years, but
   within 5 years......   30,641    5.17        8,255      22,386     3.87      10,652      11,734     2.32
  Certificates maturing
   thereafter..........      626    0.11          316         310     0.05          (6)        316     0.06
                        --------   -----      -------    --------   ------     -------    --------   ------
Total.................. $592,678   100.0%     $13,809    $578,869   100.00%    $73,208    $505,661   100.00%
                        ========   =====      =======    ========   ======     =======    ========   ======


     Certificates of Deposit by Rates. The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated.

                                            At September 30,
                                    --------------------------------
                                      2011         2010       2009
                                    --------     --------   --------
                                              (In thousands)

     0.00 - 1.99%.................  $193,790     $194,142   $ 59,466
     2.00 - 3.99%.................    33,345       48,059    146,513
     4.00 - 5.99%.................     1,086        1,374     10,569
     6.00% - and over.............        --           64        374
                                    --------     --------   --------
     Total........................  $228,221     $243,639   $216,922
                                    ========     ========   ========

     Certificates of Deposit by Maturities. The following table sets forth the amount and maturities of certificates of deposit at September 30, 2011.

                                            Amount Due
                           -------------------------------------------------
                                               After
                                      One to   Two to
                           Less Than    Two     Five       After
                           One Year    Years    Years    Five Years    Total
                           ---------  -------  -------   ----------   -------
                                            (In thousands)
   0.00 - 1.99%........... $153,898   $34,972  $ 4,771      $149     $193,790
   2.00 - 3.99%...........    2,603     4,553   25,712       477       33,345
   4.00 - 5.99%...........      660       268      158        --        1,086
   6.00% and over.........       --        --       --        --           --
                           --------   -------  -------      ----     --------
   Total.................. $157,161   $39,793  $30,641      $626     $228,221
                           ========   =======  =======      ====     ========

     Deposit Activities. The following table sets forth the deposit activities of the Bank for the periods indicated.

                                            Year September 30,
                                    --------------------------------
                                      2011         2010       2009
                                    --------     --------   --------
                                              (In thousands)

Beginning balance.................. $578,869     $505,661   $498,572
Net deposits (withdrawals) before
  interest credited................    7,673       65,401     (2,383)
Interest credited..................    6,136        7,807      9,472
                                    --------     --------   --------
Net increase in deposits...........   13,809       73,208      7,089
                                    --------     --------   --------
Ending balance..................... $592,678     $578,869   $505,661
                                    ========     ========   ========

     Borrowings. Deposits and loan repayments are generally the primary source of funds for the Bank's lending and investment activities and for general business purposes. The Bank has the ability to use advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Seattle functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2011, the Bank maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of 30% of the Bank's total assets, limited by available collateral, under which $55.0 million was outstanding.

The Bank also utilizes overnight repurchase agreements with customers. These overnight repurchase agreements are classified as other borrowings and totaled $729,000 at September 30, 2011. The Bank also maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.
At September 30, 2011, the Bank had no outstanding balance and $58.7 million in unused borrowing capacity on this borrowing line.

     The following table sets forth certain information regarding borrowings including repurchase agreements by the Bank at the end of and during the periods indicated:

                                             At or For the
                                            Year September 30,
                                    ---------------------------------
                                      2011         2010        2009
                                    --------     --------    --------
                                           (Dollars in thousands)

Average total borrowings...........  $55,511     $ 78,402    $ 97,393

Weighted average rate paid on
  total borrowings.................     4.32%        4.03%       4.14%

Total borrowings outstanding at
  end of period....................  $55,729     $ 75,622    $105,777

     The following table sets forth certain information regarding short-term borrowings including repurchase agreements by the Bank at the end of and during the periods indicated. Borrowings are considered short-term when the original maturity is less than one year.

                                             At or For the
                                            Year September 30,
                                    ---------------------------------
                                      2011         2010        2009
                                    --------     --------    --------
                                           (Dollars in thousands)
Maximum amount outstanding at
any month end:
   FHLB advances................... $      --    $     --    $     --
   Repurchase agreements...........       729         750         844
   Pacific Coast Bankers'
     Bank ("PCBB") borrowings......        --          --          --
   FRB borrowings..................        --      10,000      10,000

Average outstanding during period:
   FHLB advances................... $      --    $     --    $     15
   Repurchase agreements...........       511         539         624
   PCBB borrowings.................        --          --           6
   FRB borrowings..................        --         384          27
                                    ---------    --------    --------
Total average outstanding during
  period........................... $     511    $    923    $    672
                                    =========    ========    ========
Weighted average rate paid during
period:
   FHLB advances...................        --%        --%        0.71%
   Repurchase agreements...........      0.05       0.05         0.08
   PCBB borrowings.................        --         --         1.48
   FRB borrowings..................        --       0.66         0.50
Total weighted average rate
  paid during period...............      0.05       0.30         0.12

                            (table continued on following page)

                                             At or For the
                                            Year September 30,
                                    ---------------------------------
                                      2011         2010        2009
                                    --------     --------    --------
                                          (Dollars in thousands)
Outstanding at end of period:
   FHLB advances................... $      --    $     --    $     --
   Repurchase agreements...........       729         622         777
   PCBB borrowings.................        --          --          --
   FRB borrowings..................        --          --      10,000
                                    ---------    --------    --------
Total outstanding at end of period. $     729    $    622    $ 10,777
                                    =========    ========    ========

Weighted average rate at end
of period:
   FHLB advances...................        --%        --%          --%
   Repurchase agreements...........      0.05       0.05         0.05
   PCBB borrowings.................        --         --           --
   FRB borrowings..................        --         --         0.50
Total weighted average rate at
  end of period....................      0.05       0.05         0.50

Bank Owned Life Insurance

     The Bank has purchased life insurance policies covering certain officers. These policies are recorded at their cash surrender value, net of any cash surrender charges. Increases in cash surrender value, net of policy premiums, and proceeds from death benefits are recorded in non-interest income. At September 30, 2011, the cash surrender value of bank owned life insurance ("BOLI") was $15.9 million.

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

     In December 2009, the FDIC and the Division agreed to terms on the Bank MOU informal supervisory agreement. The terms of the Bank MOU restrict the Bank from certain activities, and require that the Bank obtain the prior written approval, or non-objection, of the FDIC and/or the DFI to engage in certain activities. In addition, on February 1, 2010, the FRB determined that the Company required additional supervisory attention and entered into the Company MOU. Under the Company MOU, the Company must among other things obtain prior written approval, or non-objection, from the FRB to declare or pay any dividends, or make any other capital distributions; issue any trust preferred securities; or purchase or redeem any of its stock. The FRB has denied the Company's requests to pay dividends on its Series A Preferred Stock issued under the CPP for the quarterly payments due for the last six quarters beginning with the payments due on May 15, 2010. Since dividends on the Series A Preferred Stock have not been paid for more than six quarters, the Treasury has the right to appoint two members to the Board of Directors of the Company. See "- Risks specific to our participation in TARP." There can be no assurances that the FRB will approve such payments or dividends in the future. For additional information regarding the Bank MOU and the Company MOU, see "Item 1A, Risk Factors - The Company and the Bank are required to comply with the terms of separate memorandums of understanding issued by their respective regulators and lack of compliance could result in additional regulatory actions." and "- Risks specific to our participation in TARP."

     New Legislation. On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, has or will:

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

     * Effective July 21, 2011, repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

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

     In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC imposed a special assessment of five basis points on the amount of each depository institution's assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regularly quarterly premiums) as of June 30, 2009, which was collected on September 30, 2009.

     As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the Bank will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the Bank's assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and were based on the Bank's assessment base for the third quarter of 2009, with deposit growth assumed quarterly at annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, the Bank will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. In December 2009, the Bank paid the prepaid assessment of $4.4 million; and as of September 30, 2011, the remaining prepaid balance was $2.1 million.

     As required by the Dodd-Frank Act, the FDIC adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution's total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits. Under these rules, an institution with total assets of less than $10 billion will be assigned to a Risk Category as described above and a range of initial base assessment rates will apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution's brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates. Total base assessment rates range from 2.5 to 9 basis points for Risk Category I, nine to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment.

     The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%. The FDIC has not yet announced how it will implement this offset. In addition to the statutory minimum ratio the FDIC must designate a reserve ratio, known as the designated reserve ratio ("DRR"), which may exceed the statutory minimum. The FDIC has established 2.0% as the DRR. In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to fund the costs of failed thrifts in the 1980s. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019. For the quarterly period ended September 30, 2011, the Financing Corporation assessment equaled 0.680 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.

     Under the Dodd-Frank Act, beginning on January 1, 2011, all non-interest bearing transaction accounts and interest on lawyers trust accounts ("IOLTA") qualify for unlimited deposit insurance by the FDIC through December 31, 2012. NOW accounts, which were previously fully insured under the Transaction Account Guarantee Program, are no longer eligible for an unlimited guarantee due to the expiration of this program on December 31, 2010. NOW accounts, along with all other deposits maintained at the Bank, are now insured by the FDIC up to $250,000 per account owner.

     As insurer, the FDIC is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to take enforcement actions against banks and savings associations.

     The Dodd-Frank Act contains a number of provisions that will affect the capital requirements applicable to the Company and the Bank. In addition, on September 12, 2010, the Basel Committee adopted the Basel III capital rules. These rules, which will be phased in over a period of years, set new standards for common equity, tier 1 and total capital, determined on a risk-weighted basis. The impact on the Company and the Bank of the Basel III rules cannot be determined at this time. For additional information, see "- Capital Requirements - Possible Changes to Capital Requirements Resulting from Basel III" set forth below.

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

     The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution meets certain criteria. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of the Bank's deposit insurance.

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

     At September 30, 2011, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC. For additional information on capital requirements, see Note 18 of the Notes to the Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

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


     The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. At September 30, 2011, the Bank had a Tier 1 leverage capital ratio of 10.3%. The FDIC retains the right to require a particular institution to maintain a higher capital level based on the its particular risk profile.

     FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks. At September 30, 2011, the Bank's ratio of total capital to risk-weighted assets was 15.3% and the ratio of Tier 1 capital to risk-weighted assets was 14.0%.

     The Division requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At September 30, 2011, the Bank had a net worth of 10.1% of total assets.

     The table below sets forth the Bank's capital position relative to its FDIC capital requirements at September 30, 2011. The definitions of the terms used in the table are those provided in the capital regulations issued by the FDIC and reflect the higher Tier 1 leverage capital ratio that the Bank is required to comply with in connection with the Bank MOU. For additional information regarding the MOU, see "Item 1A, Risk Factors - The Company and the Bank are required to comply with the terms of separate memoranda of understanding issued by their respective regulators and lack of compliance could result in additional regulatory actions."

                                                   At September 30, 2011
                                              ------------------------------
                                                         Percent of Adjusted
                                               Amount       Total Assets (1)
                                              --------   -------------------
                                                   (Dollars in thousands)
Tier 1 (leverage) capital.................... $74,588            10.3%
Tier 1 (leverage) capital requirement (2)....  72,662            10.0
                                              -------           -----
Excess....................................... $ 1,926             0.3%
                                              =======           =====

Tier 1 risk adjusted capital................. $74,588            14.0%
Tier 1 risk adjusted capital requirement.....  31,951             6.0
                                              -------           -----
Excess....................................... $42,637             8.0%
                                              =======           =====

Total risk-based capital..................... $81,310            15.3%
Total risk-based capital requirement.........  53,251            10.0
                                              -------           -----
Excess ...................................... $28,059             5.3%
                                              =======           =====

--------------
(1) For the Tier 1 (leverage) capital and Washington regulatory capital calculations, percent of total average assets of $726.6 million. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $532.5 million.
(2) As a Washington-chartered savings bank, the Bank is subject to the capital requirements of the FDIC and the Division. The FDIC requires state-chartered savings banks, including the Bank, to have a minimum leverage ratio of Tier 1 capital to total assets of at least 3%, provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating any significant growth, are required to maintain a ratio of 1% to 2% above the stated minimum, with an absolute total capital to risk-weighted assets of at least 8%. Under the MOU, the Bank is required to maintain at least a 10.0% Tier 1 leverage capital ratio.

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

     Possible Changes to Capital Requirements Resulting from Basel III. In December 2010 and January 2011, the Basel Committee on Banking Supervision published the final texts of reforms on capital and liquidity generally referred to as "Basel III." Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including the Bank.

     For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

     * A minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period.

     * A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period.

     * A minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase-in period.

     * An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.

     * Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.

     * Deduction from common equity of deferred tax assets that depend on future profitability to be realized.

     * Increased capital requirements for counterparty credit risk relating to OTC derivatives, repos and securities financing activities.

     * For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator. A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the
          public sector.   The issuer must maintain authorization to issue the
          requisite shares of common equity if conversion were required.

     The Basel III provisions on liquidity include complex criteria establishing a liquidity coverage ratio ("LCR") and net stable funding ratio ("NSFR"). The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario. The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon. Although Basel III is described as a "final text," it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks.

     Federal Home Loan Bank System. The Bank is a member of the FHLB-Seattle, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See "Business - Deposit Activities and Other Sources of Funds Borrowings."

     As a member, the Bank is required to purchase and maintain stock in the FHLB-Seattle. At September 30, 2011, the Bank had $5.7 million in FHLB stock, which was in compliance with this requirement. The Bank did not receive any dividends from the FHLB-Seattle for the year ended September 30, 2011. Subsequent to December 31, 2008, the FHLB-Seattle announced that it was below its regulatory risk-based capital requirement and it is now precluded from paying dividends or repurchasing capital stock. The FHLB-Seattle is not anticipated to resume dividend payments until its financial results improve. The FHLB-Seattle has not indicated when dividend payments may resume. For additional information, see Item 1A, "Risk Factors - Our investment in Federal Home Loan Bank of Seattle stock may become impaired."

     The FHLBs continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in its capital.

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

     Real Estate Lending Standards. FDIC regulations require the Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans. These standards, which must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions. The Bank's Board of Directors is required to review and approve the Bank's standards at least annually. The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans. Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan-to-value ratios should not exceed 100% of total capital, and the total of all loans for commercial, agricultural, multifamily or other non-one- to four-family residential properties in excess of the supervisory loan-to-value ratios should not exceed 30% of total capital. Loans in excess of the supervisory loan-to-value ratio limitations must be identified in the Bank's records and reported at least quarterly to the Bank's Board of Directors. The Bank is in compliance with the record and reporting requirements. As of September 30, 2011, the Bank's aggregate loans in excess of the supervisory loan-to-value ratios were 29% of total capital and the Bank's loans on commercial, agricultural, multifamily or other non-one- to four-family residential properties in excess of the supervisory loan-to-value ratios were 25% of total capital.

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

     Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to reserve requirements, as are any non-personal time deposits at a savings bank. As of September 30, 2011, the Bank's deposit with the Federal Reserve and vault cash exceeded its Regulation D reserve requirements.

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

     The Bank Holding Company Act. Under the BHCA, the Company is supervised by the Federal Reserve. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, the Federal Reserve provides that bank holding companies should serve as a source of strength to its subsidiary banks by being prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both.

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

     Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition, and that it is inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Under the terms of the Bank MOU, the Bank may not pay dividends to the Company without the prior consent of the FDIC and the Division. In addition, the FRB has denied the Company's request to pay cash dividends on its common stock since May 2010. In addition, the FRB has denied the Company's requests to pay dividends on its Series A Preferred Stock issued under the CPP for the quarterly payments due for the last six quarters
beginning with the payments due on May 15, 2010.   The Company's ability to
pay dividends with respect to common stock is subject to obtaining approval from the FRB and the Treasury and is further restricted until the dividend obligations under the Series A Preferred Stock are brought current.

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

     The Company's total risk based capital must equal 8% of risk-weighted assets and one half of the 8%, or 4%, must consist of Tier 1 (core) capital and its Tier 1 (core) capital must equal 4% of total assets. As of September 30, 2011, the Company's total risk based capital was 16.5% of risk-weighted assets, its risk based capital of Tier 1 (core) capital was 15.2% of risk-weighted assets and its Tier 1 (core) capital was 11.1% of average assets.

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

     Audits. The Company is no longer subject to United States federal tax examination by tax authorities for years ended on or before September 30, 2007.

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

Personnel

     As of September 30, 2011, the Bank had 247 full-time employees and 23 part-time and on-call employees. The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees is good.

Executive Officers of the Registrant

     The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

                   Executive Officers of the Company and Bank

                     Age at                      Position
                   September -------------------------------------------------
Name               30, 2011            Company                  Bank
-----------------  --------- -------------------------  ----------------------

Michael R. Sand       57     President and Chief        President and Chief
                              Executive Officer          Executive Officer

Dean J. Brydon        44     Executive Vice President,  Executive Vice
                              Chief Financial Officer    President, Chief
                              and Secretary              Financial Officer and
                                                         Secretary

Robert A. Drugge      60     Executive Vice President   Executive Vice
                                                         President and
                                                         Business
                                                         Banking Division
                                                         Manager

John P. Norawong      46     Executive Vice President   Executive Vice
                                                         President and
                                                         Community Banking
                                                         Division Manager

Michael J. Scott      65                                Executive Vice
                                                         President and Chief
                                                         Credit Administrator

Marci A. Basich       42     Senior Vice President and  Senior Vice President
                              Treasurer                  and Treasurer

Kathie M. Bailey      59     Senior Vice President      Senior Vice President
                                                         and Chief Operations
                                                         Officer

Jonathan A. Fischer   37     Senior Vice President      Senior Vice President
                              and Chief Risk Officer     and Chief Risk
                                                         Officer

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

     Robert A. Drugge has been affiliated with the Bank since April 2006 and has served as Executive Vice President and Business Banking Manager since September 2006. Prior to joining Timberland, Mr. Drugge was employed at Bank of America as a senior officer and most recently served as Senior Vice President and Commercial Banking

Manager. Mr. Drugge began his banking career at Seafirst in 1974, which was acquired by Bank America Corp. and became known as Bank of America.

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

     Michael J. Scott has been affiliated with the Bank since January 2008 and has served as Chief Credit Administrator. Prior to joining Timberland, Mr. Scott was employed by Bank of America where he was a Senior Vice President and Senior Credit Products Officer in both Seattle and Tacoma, Washington. He began his banking career at Seafirst in 1973, which was acquired by Bank America Corp. and became known as Bank of America.

     Marci A. Basich has been affiliated with the Bank since 1999 and has served as Treasurer of the Company and the Bank since January 2002. Ms. Basich is a Certified Public Accountant.

     Kathie M. Bailey has been affiliated with the Bank since 1984 and has served as Senior Vice President and Chief Operations Officer since 2003.

     Jonathan A. Fischer has been affiliated with the Bank since October 1997 and has served as the Chief Risk Officer since October 2010. Mr. Fischer has served as the Compliance Officer, Community Reinvestment Act Officer, and Privacy Officer since January 2000. Mr. Fischer has been the Bank's Bank Secrecy Act Officer since November 2007.

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

     In December 2009, the FDIC and the Division determined that the Bank required additional supervisory attention and on December 29, 2009 entered into the Bank MOU. Under the terms of the Bank MOU, the Bank, without the prior written approval, or nonobjection, of the FDIC and/or the DFI, may not:

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

     Other material provisions of the Bank MOU require the Bank to:

     * maintain Tier 1 Capital of not less than 10.0% of the Bank's adjusted total assets pursuant to Part 325 of the FDIC Rules and Regulations, and maintain capital ratios above "well capitalized" thresholds as defined under Section 325.103 of the FDIC Rules and Regulations;
     * maintain a fully funded allowance for loan and lease losses, the adequacy of which shall be deemed to be satisfactory to the FDIC and the DFI;
     * formulate and implement a written profit plan acceptable to the FDIC and the DFI;
     * eliminate from its books all assets classified "Loss" that have not been previously collected or charged-off;
     * reduce the dollar volume by 50% of the assets classified "Substandard" and "Doubtful" at April 30, 2009;
     * develop a written plan for reducing the aggregate amount of its acquisition, development and construction loans; and
     * revise, adopt and fully implement a written liquidity and funds management policy.

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

     The Bank MOU and the Company MOU will remain in effect until stayed, modified, terminated or suspended by the FDIC and the Division or FRB, as the case may be. If either the Company or the Bank is found not in compliance with their respective MOU, it could be subject to various remedies, including among others, the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to direct an increase in capital, to restrict growth, to remove officers and/or directors, and to assess civil monetary penalties. Management of the Company and the Bank have been taking action and implementing programs to comply with the requirements of the Company MOU and the Bank MOU, respectively. Compliance will be determined by the FDIC, Division and FRB. Any of these regulators may determine in their sole discretion that the issues raised by the Company MOU or the Bank MOU have not been addressed satisfactorily, or that any current or past actions, violations or deficiencies could be the subject of further regulatory enforcement actions. Such enforcement actions could involve penalties or further limitations on the Company's business and negatively affect its ability to implement its business plan, pay dividends on its common stock or the value of its common stock, as well as its financial condition and result of operations.

     As of September 30, 2011, the FRB has denied the Company's requests to pay dividends on its Series A Preferred Stock issued under the CPP for the quarterly payments due for the last six quarters beginning with the payments
due on May 15, 2010.   There can be no assurance that our regulators will
approve such payments or dividends in the future. The Company may not declare or pay dividends on its common stock or, with certain exceptions, repurchase common stock without first having paid all cumulative preferred dividends that are due. If dividends on the Series A Preferred Stock are not paid for six quarters, whether or not consecutive, the Treasury has the right to appoint two members to the Board of Directors of the Company. See "- Risks specific to our participation in TARP."

Financial reform legislation enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

     On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

     Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 18 months. These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations. In addition, the banking regulators are required to seek to make capital requirements for banks and bank holding companies, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

     Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, effective one year after the date of enactment, the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company's interest expense and deposit balances.

     The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor and non-interest-bearing transaction accounts and IOLTA accounts have unlimited deposit insurance through December 31, 2012.

     The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company's proxy materials.

The legislation also directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

     The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions with $10 billion or less in assets, such as Timberland Bank, will continue to be examined for compliance with the consumer laws by their primary bank regulators.

     Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Bank. However, it is expected that at a minimum compliance with this law and implementing regulations will increase our operating and compliance costs and could increase our interest expense. Any additional changes in our regulation and oversight, whether in the form of new laws, rules and regulations could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

The current weak economic conditions in the market areas we serve may continue to adversely impact our earnings and could increase the credit risk associated with our loan portfolio.

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

     A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

     *  loan delinquencies, problem assets and foreclosures may increase;
     * demand for our products and services may decline possibly resulting in a decrease in our total loans or assets;
     * collateral for loans made may decline further in value, in turn reducing customers' borrowing power, reducing the value of assets and collateral associated with existing loans;
     * the amount of our low-cost or non-interest bearing deposits may decrease; and
     *  the price of our common stock may decrease.

Our real estate construction and land development loans expose us to significant risks.

     We make real estate construction loans to individuals and builders, primarily for the construction of residential properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At September 30, 2011, construction and land development loans totaled $52.5 million, or 9.4% of our total loan portfolio, of which $37.4 million were for residential real estate projects. Approximately $26.2 million of our residential construction loans were made to finance the construction of owner-occupied homes and are structured to be converted to permanent loans at the end of the construction phase. Land development loans, which are loans made with land as security, totaled $2.2 million, or 0.4% of our total loan portfolio at September 30, 2011. In general, construction and land development lending involves additional risks because of the inherent difficulty in estimating a property's value both before and at completion of the project as well as the estimated cost of the project. Construction costs may exceed original estimates as a result of increased materials, labor or other costs. In addition, because of current uncertainties in the residential real estate market, property values have become more difficult to determine than they have historically been. Construction loans and land development loans often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest. These loans are also generally more difficult to monitor. In addition, speculative construction loans to builders are often associated with homes that are not pre-sold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. At September 30, 2011, $1.9 million of our construction portfolio was comprised of speculative one- to four- family construction loans. Approximately $3.5 million, or 6.7%, of our total real estate construction and land development loans were non-performing at September 30, 2011. A material increase in our non-performing construction and loan development loans could have a material adverse effect on our financial condition and results of operation.

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

     At September 30, 2011, we had $246.0 million of commercial real estate mortgage loans, representing 43.9% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower's project is reduced as a result of leases not being obtained or renewed, the borrower's ability to repay the loan may be impaired. Commercial real estate loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

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

     The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our balance in commercial real estate loans at September 30, 2011 represents more than 300% of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Repayment of our commercial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

     At September 30, 2011, we had $22.5 million or 4.0% of total loans in commercial loans. Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

Our business may be adversely affected by credit risk associated with residential property.

     At September 30, 2011, $150.7 million, or 26.9% of our total loan portfolio, was secured by one- to four-family mortgage loans and home equity loans. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the Washington housing market has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. Continued declines in both the volume of real estate sales and the sales prices coupled with the current recession and the associated increases in unemployment may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity, and damage our financial condition and business operations. These declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.

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

Our provision for loan losses has increased substantially during recent years and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.

     For the fiscal years ended September 30, 2011 and 2010 we recorded a provision for loan losses of $6.8 million and $10.6 million, respectively. We also recorded net loan charge-offs of $6.1 million and $13.5 million for the fiscal years ended September 30, 2011 and 2010, respectively. During these last two fiscal years, we experienced higher loan delinquencies and credit losses. Our non-performing loans and assets have historically reflected unique operating difficulties for individual borrowers rather than weakness in the overall economy of the Pacific Northwest; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and non-performing loans. Slower sales and excess inventory in the housing market have been the primary causes of the increase in delinquencies and foreclosures for construction and land development loans and land loans, which represent 35.1% of our non-performing assets at September 30, 2011. Further, our portfolio is concentrated in construction and land development loans, land loans and commercial and commercial real estate loans, all of which have a higher risk of loss than residential mortgage loans.

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

We may have losses in the future

     We reported net losses of $(2.3 million) and $(242,000) for the fiscal years ended September 30, 2010 and 2009, respectively. These losses primarily resulted from our high level of non-performing assets and the resultant increased provisions for loan losses and OREO related expenses and write-downs. We reported net income of $1.1 million for the fiscal year ended September 30, 2011, however, we may suffer losses in the future which could materially adversely affect our financial condition and require us to raise additional capital.

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

     We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

     * an ongoing review of the quality, size and diversity of the loan portfolio;
     *   evaluation of non-performing loans;
     *   historical default and loss experience;
     *   existing economic conditions;
     *   risk characteristics of the various classifications of loans; and

         the amount and quality of collateral, including guarantees; securing the loans.

     The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Our allowance for loan losses was $11.9 million or 2.21% of gross loans and 51.2% of non-performing loans at September 30, 2011. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and our capital.

If our non-performing assets increase, our earnings will be adversely affected.

     At September 30, 2011 our non-performing assets (which consist of non-accruing loans, accruing loans 90 days or more past due, non-accrual investment securities, and other real estate owned and other repossessed assets) were $37.0 million, or 5.01% of total assets. Our non-performing assets adversely affect our net income in various ways:

     * We do not record interest income on non-accrual loans, non-performing investment securities, or other real estate owned.
     * We must provide for probable loan losses through a current period charge to the provision for loan losses.
     * Non-interest expense increases when we must write down the value of properties in our other real estate owned portfolio to reflect changing market values or recognize other-than-temporary impairment on non-performing investment securities.
     * There are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to our other real estate owned.
     * The resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

     If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations.

     The Company has classified an additional $18.2 million in loans as performing troubled debt restructurings at September 30, 2011.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation allowances, our earnings could be reduced.

     We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property is taken in as OREO, and at certain other times during the assets holding period. Our net book value ("NBV") in the loan at the time of foreclosure and thereafter is compared to the updated estimated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset's NBV over its fair value. If our valuation process is incorrect or if the property declines in value after foreclosure, the fair value of our OREO may not be sufficient to recover our NBV in such assets, resulting in the need for a valuation allowance. Additional material valuation allowances on our OREO could have a material adverse effect on our financial condition and results of operations.

     In addition, bank regulators periodically review our OREO and may require us to recognize further valuation allowances. Any increase in our valuation allowances, as required by such regulators, may have a material adverse effect on our financial condition and results of operations.

Other-than-temporary impairment charges in our investment securities portfolio could result in additional losses.

     During the year ended September 30, 2011, we recognized a $447,000 other than temporary impairment ("OTTI") charge on private label mortgage backed securities we hold for investment. Management concluded that the decline of the estimated fair value below the cost of these securities was other than temporary and recorded a credit loss through non-interest income. At September 30, 2011 our remaining private label mortgage backed securities portfolio totaled $3.4 million.

     We closely monitor our investment securities for changes in credit risk. The valuation of our investment securities also is influenced by external market and other factors, including implementation of Securities and Exchange Commission and Financial Accounting Standards Board guidance on fair value accounting, default rates on residential mortgage securities, rating agency actions, and the prices at which observable market transactions occur. The current market environment significantly limits our ability to mitigate our exposure to valuation changes in our investment securities by selling them. Accordingly, if market conditions deteriorate further and we determine our holdings of private label mortgage backed securities or other investment securities are other than temporarily impaired, our results of operations could be adversely affected.

An increase in interest rates, change in the programs offered by Freddie Mac or our ability to qualify for their programs may reduce our mortgage revenues, which would negatively impact our non-interest income.

     The sale of residential mortgage loans to Freddie Mac provides a significant portion of our non-interest income. Any future changes in their program, our eligibility to participate in such program, the criteria for loans to be accepted or laws that significantly affect the activity of Freddie Mac could, in turn, materially adversely affect our results of operations if we could not find other purchasers. Further, in a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold. This would result in a decrease in mortgage revenues and a corresponding decrease in non-interest income. In addition, our results of operations are affected by the amount of non-interest expense associated with our loan sale activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.

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

     In addition, a substantial majority of our real estate secured loans held are adjustable-rate loans. Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, increasing the possibility of defaults that may adversely affect our profitability.

Increases in deposit insurance premiums and special FDIC assessments will hurt our earnings.

     The Dodd-Frank Act established 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the minimum reserve ratio to 1.35% from the former minimum of 1.15%. The FDIC has not announced how it will implement this offset. In addition to the statutory minimum ratio, the FDIC must set a designated reserve ratio, or DRR, which may exceed the statutory minimum. The FDIC has set 2.0% as the DRR.

     As required by the Dodd-Frank Act, the FDIC has adopted final regulations under which insurance premiums are based on an institution's total assets minus its tangible equity instead of its deposits. While our FDIC insurance premiums initially will be reduced by these regulations, it is possible that our future insurance premiums will increase under the final regulations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

     Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and advances from the FHLB of Seattle, borrowings from the Federal Reserve Bank of San Francisco and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington markets where our deposits are concentrated or adverse regulatory action against us.

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

     We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. At some point, we may need to raise additional capital to support continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. If we are able to raise capital it may not be on terms that are acceptable to us. Accordingly, we cannot make assurances that we will be able to raise additional capital. If we cannot raise additional capital when needed, our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. As a result, we may have to raise additional capital on terms that may be dilutive to our shareholders. In addition, if we are unable to raise additional capital when required by the FDIC, we may be subject to adverse regulatory action. See "- The Company and the Bank are required to comply with the terms of separate memoranda of understanding issued by their respective regulators and lack of compliance could result in additional regulatory actions."

We may experience future goodwill impairment, which could reduce our earnings.

     We performed our test for goodwill impairment for fiscal year 2011, but no impairment was identified. Our assessment of the fair value of goodwill is based on an evaluation of current purchase transactions, discounted cash flows from forecasted earnings, our current market capitalization, and a valuation of our assets and liabilities. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge to earnings, which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital.

Our investment in Federal Home Loan Bank of Seattle stock may become impaired.

     At September 30, 2011, we owned $5.7 million in FHLB stock. As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is carried at cost, and it is subject to recoverability testing per accounting guidance for the impairment of long lived assets. The FHLB has announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the "FHFA"), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has not paid a dividend since the fourth quarter of 2008. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet. As a result, we have not recorded an other-than-temporary impairment on our investment in FHLB stock. However, continued deterioration in the FHLB's financial position may result in impairment in the value of those securities. On October 26, 2010, the FHLB announced that it had entered into a Consent Agreement with the FHFA, which requires the FHLB to take certain specified actions related to its business and operations. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

We may experience further decreases in the fair value of our mortgage servicing rights, which could reduce our earnings.

     Mortgage servicing rights ("MSRs") are capitalized at estimated fair value when acquired through the origination of loans that are subsequently sold with servicing rights retained. MSRs are amortized to servicing income on loans sold over the period of estimated net servicing income. The estimated fair value of MSRs at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans. On a quarterly basis we periodically evaluate the fair value of MSRs for impairment by comparing actual cash flows and estimated cash flows from the servicing assets to those estimated at the time servicing assets were originated. Our methodology for estimated the fair value of MSRs is highly sensitive to changes in assumptions, such as prepayment speeds. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSRs portfolio. For example, a decrease in mortgage interest rates typically increases the prepayment speeds of MSRs and therefore decreases the fair value of the MSRs. We recorded a $405,000 valuation recovery to our MSRs during the year ended September 30, 2011, which increased our earnings. Future decreases in mortgage interest rates could decrease the fair value of our MSRs, which would decrease our earnings.

Our assets as of September 30, 2011 include a deferred tax asset and we may not be able to realize the full amount of such asset.

     We recognize deferred tax assets and liabilities based on differences between the financial statement recorded amounts and the tax bases of assets and liabilities. At September 30, 2011, the net deferred tax asset was approximately $3.8 million, an increase from a balance of approximately $3.4 million at September 30, 2010. The net deferred tax asset results primarily from our provisions for loan losses recorded for financial reporting purposes, which have been larger than net loan charge-offs deducted for tax reporting purposes.

     We regularly review our net deferred tax assets for recoverability based on history of earnings expectations for future earnings and expected timing of reversals of temporary differences and record a valuation allowance if deemed necessary. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. We believe the recorded net deferred tax asset at September 30, 2011 is fully realizable; however, if we determine that we will be unable to realize all or part of the net deferred tax asset, we would adjust this net deferred tax asset, which would negatively impact our financial condition and results of operations.

New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

     The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company's stockholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading "Item 1. Business - Regulation of the Bank" and "- Regulation of the Company." These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time.

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

     The securities purchase agreement between us and Treasury limits our ability to pay dividends on and repurchase our common stock. The securities purchase agreement between us and Treasury provides that prior to the earlier of (i) December 23, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of Treasury, (a) increase the cash dividend on our common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than the Series A Preferred Stock or any trust preferred securities. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock which as of September 30, 2011 we were not. See "- Regulatory and contractual restrictions may limit or prevent us from paying dividends on our common stock." As of September 30, 2011, the FRB has denied the Company's requests to pay dividends on its Series A Preferred Stock issued under the CPP for the quarterly payments due for the last six quarters beginning with the payments due on May 15, 2010. In addition, because dividends on the Series A Preferred Stock have not been paid for six quarters, the Treasury has the right to appoint two members to the Board of Directors of the Company. The foregoing, together with the potentially dilutive impact of the warrant described in the next risk factor, could have a negative effect on the value of our common stock.

     The Series A Preferred Stock impacts net income (loss) to our common shareholders and net income (loss) per common share and the warrant we issued to Treasury may be dilutive to holders of our common stock. The dividends declared or accrued on the Series A Preferred Stock reduce the net income (increase the net loss) to common shareholders and our net income (loss) per common share. The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale of the Series A Preferred Stock is exercised.
The shares of common stock underlying the warrant represent approximately 5.0% of the shares of our common stock outstanding as of September 30, 2011 (including the shares issuable upon exercise of the warrant in total shares outstanding). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

If we are unable to redeem our Series A Preferred Stock by December 2013, the cost of this capital to us will increase substantially.

     The Company MOU prohibits us from redeeming our outstanding capital stock without the prior written approval of the Federal Reserve Bank of San Francisco. If we are unable to redeem our Series A Preferred Stock prior to December 23, 2013, the cost of this capital to us will increase substantially on that date, from 5.0% per annum (approximately $830,000 annually) to 9.0% per annum (approximately $1.5 million annually). Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Stock could have a material negative effect on our liquidity and ability to pay dividends to common shareholders.

Regulatory and contractual restrictions may limit or prevent us from paying dividends on our common stock.

     Holders of our common stock are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. Further, holders of our common stock are subject to the prior dividend rights of any holders of our preferred stock at any time outstanding or depositary shares representing such preferred stock then outstanding. Although we have historically declared cash dividends on our common stock, we are not required to do so. We suspended our cash dividend during the quarter ended June 30, 2010 and we do not know if we will resume the payment of dividends in the future. As discussed above, the Company is not current on its dividend payments on its Series A preferred stock and may not pay dividends to common stockholders under the securities purchase agreement with the Treasury. In addition, under the terms of the Company MOU the payment of dividends by the Company to its shareholders is subject to the prior written non-objection of the FRB. As an entity separate and distinct from the Bank, the Company derives substantially all of its revenue in the form of dividends from the Bank. Accordingly, the Company is and will be dependent upon dividends from the Bank to satisfy its cash needs and to pay dividends on its common stock. The inability to receive dividends from the Bank could have a material adverse effect on the Company's business, financial condition and results of operations. The Bank's ability to pay dividends is subject to its ability to earn net income and, to meet certain regulatory requirements. The Bank does not currently meet these regulatory requirements. As discussed above, under the Bank MOU, the Bank may not pay dividends to the Company without prior approval from the FDIC and DFI, which also limits the Company's ability to pay dividends on its common stock. The lack of a cash dividend could adversely affect the market price of our common stock.

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

Item 1B.  Unresolved Staff Comments
-----------------------------------

     Not applicable.

Item 2.  Properties
-------------------

     At September 30, 2011 the Bank operated 22 full service facilities. The following table sets forth certain information regarding the Bank's offices, all of which are owned, except for the Tacoma office, the Gig Harbor office and the Lacey office at 1751 Circle Lane SE, which are leased.

                                              Approximate      Deposits at
Location                       Year Opened  Square Footage  September 30, 2011
---------------------------    -----------  --------------  ------------------
                                                              (In thousands)
Main Office:

624 Simpson Avenue                 1966          7,700             $68,544
Hoquiam, Washington 98550

Branch Offices:

300 N. Boone Street                1974          3,400              32,973
Aberdeen, Washington 98520

201 Main Street South              2004          3,200              32,894
Montesano, Washington 98563

361 Damon Road                     1977          2,100              22,081
Ocean Shores, Washington 98569

2418 Meridian Avenue East          1980          2,400              38,329
Edgewood, Washington 98371

202 Auburn Way South               1994          4,200              27,730
Auburn, Washington 98002

12814 Meridian Avenue East
 (South Hill)                      1996          4,200              32,949
Puyallup, Washington 98373

1201 Marvin Road, N.E.             1997          4,400              20,724
Lacey, Washington 98516

101 Yelm Avenue W.                 1999          3,400              18,543
Yelm, Washington  98597

20464 Viking Way NW                1999          1,800              15,686
Poulsbo, Washington 98370

2419 224th Street E.               1999          3,900              27,511
Spanaway, Washington 98387

801 Trosper Road SW                2001          3,300              28,588
Tumwater, Washington 98512

7805 South Hosmer Street           2001          5,000              26,795
Tacoma, Washington 98408

                            (Table continued on following page)

                                               Approximate       Deposits at
Location                       Year Opened  Square Footage  September 30, 2011
---------------------------    -----------  --------------  ------------------
                                                               (In thousands)

2401 Bucklin Hill Road             2003          4,000             $47,206
Silverdale, Washington 98383

423 Washington Street SE           2003          3,000              17,286
Olympia, Washington 98501

3105 Judson Street                 2004          2,700              24,343
Gig Harbor, Washington 98335

117 N. Broadway                    2004          3,700              21,112
Aberdeen, Washington 98520

313 West Waldrip Street            2004          5,900              21,474
Elma, Washington 98541

1751 Circle Lane SE                2004            900              15,650
Lacey, Washington 98503

101 2nd Street                     2004          1,800              21,284
Toledo, Washington 98591

209 NE 1st Street                  2004          3,400              15,865
Winlock, Washington 98586

714 W. Main Street                 2009          4,600              15,111
Chehalis, Washington 98532

Loan Center/Data Center:

120 Lincoln Street                 2003          6,000              N/A
Hoquiam, Washington 98550

Other Properties:

305 8th Street(1)                  2004          4,100              N/A
Hoquiam, Washington 98550

----------
(1) Office at 305 8th Street, Hoquiam, Washington was consolidated into the office at 624 Simpson Avenue, Hoquiam, Washington on November 15, 2004. The building is currently being developed into additional office space for Bank personnel.

     Management believes that all facilities are appropriately insured and are adequately equipped for carrying on the business of the Bank.

     At September 30, 2011 the Bank operated 23 proprietary ATMs that are part of a nationwide cash exchange network.

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

Item 4. [Removed and Reserved]
------------------------------

                                   PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
---------------------------------------------------------------------------
and Issuer Purchases of Equity Securities
-----------------------------------------

     The Company's common stock is traded on the Nasdaq Global Market under the symbol "TSBK." As of November 30, 2011, there were 7,045,036 shares of common stock issued and approximately 580 shareholders of record. The following table sets forth the high and low sales prices of, and dividends paid on, the Company's common stock for each quarter during the years ended September 30, 2011 and 2010. The high and low price information was provided by the Nasdaq Stock Market.
                                                     Dividends per
                                   High      Low     Common Share
                                 --------  -------   -----------
Fiscal 2011
-----------
First Quarter..................  $ 4.30     $ 3.28      $   --
Second Quarter.................    5.95       3.62          --
Third Quarter..................    6.38       4.75          --
Fourth Quarter.................    6.25       3.90          --

                                                     Dividends per
                                   High      Low     Common Share
                                 --------  -------   -----------
Fiscal 2010
-----------
First Quarter..................  $ 4.75     $ 3.95      $ 0.03
Second Quarter.................    4.42       3.59        0.01
Third Quarter..................    5.28       3.30          --
Fourth Quarter.................    4.25       2.98          --


Dividends

     Dividend payments by the Company are dependent primarily on dividends received by the Company from the Bank. Under federal regulations, the dollar amount of dividends the Bank may pay is dependent upon its capital position and recent net income. Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the FDIC regulations. However, an institution that has converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the mutual to stock conversion. In addition, the Bank is subject to restrictions on its ability to pay dividends to the Company under the terms of the Bank MOU. The Company is also subject to restrictions on its ability to pay dividends to stockholders under the terms of the Company MOU. Further, the Company also is subject to restrictions on its ability to pay dividends pursuant to the terms of the securities purchase agreement between the Company and the U.S. Treasury. As of September 30, 2011, the FRB has denied the Company's requests to pay dividends on its Series A Preferred Stock issued under the CPP for the quarterly payments due for the last six quarters
beginning with the payments due on May 15, 2010.   For additional information
regarding the Company's and the Bank's restrictions on the payment of dividends, see "Item 1A, Risk Factors - The Company and the Bank are required to comply with the terms of separate memoranda of understanding issued by their respective regulators and lack of compliance could result in additional regulatory actions," and "- Risks specific to our participation in TARP" and see "- Regulatory and contractual restrictions may limit or prevent us from paying dividends on our common stock."

Equity Compensation Plan Information

     The equity compensation plan information presented under subparagraph (d) in Part III, Item 12. of this Form 10-K is incorporated herein by reference.

Stock Repurchases

     The Company is subject to restrictions on its ability to repurchase its common stock pursuant to the terms of the securities purchase agreement between the Company and the U.S. Treasury, and pursuant to the terms of the Company MOU. For additional information, see Item 1A, "Risk Factors - The Company and the Bank are required to comply with the terms of separate memoranda of understanding issued by their respective regulators and lack of compliance could result in additional regulatory actions." and "- Risks specific to our participation in TARP."

     The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq U.S. Companies Index and with the SNL $250 to $500 Million Asset Thrift Index and the SNL $500 million to $1 Billion Asset Thrift Index, peer group indices. Total return assumes the reinvestment of all dividends and that the value of the Company's Common Stock and each index was $100 on September 30, 2006.


[Graph appears here]

                                          Period Ending
                    ----------------------------------------------------------
Index               09-30-06  09-30-07  09-30-08  09-30-09  09-30-10  09-30-11
------------------  --------  --------  --------  --------  --------  --------

Timberland
 Bancorp, Inc.      $100.00   $  91.07  $ 45.75   $ 30.20   $ 26.54   $ 26.54
NASDAQ Composite     100.00     120.52    94.10     96.49    108.79    112.05
SNL $250M-$500 M
 Thrift Index        100.00      92.40    78.57     73.67     75.20     85.01
SNL $500M-$1 B
 Thrift Index        100.00      96.38    72.16     60.41     57.95     60.22

* Source: SNL Financial LC, Charlottesville, VA

Item 6. Selected Financial Data
-------------------------------

     The following table sets forth certain information concerning the consolidated financial position and results of operations of the Company and
its subsidiary at and for the dates indicated.   The consolidated data is
derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and its subsidiary presented herein.

                                              At September 30,
                              ----------------------------------------------
                                2011      2010      2009      2008     2007
                              -------    ------    ------    ------   ------
                                               (In thousands)
SELECTED FINANCIAL CONDITION DATA:

Total assets................ $738,224  $742,687  $701,676  $681,883  $644,848
Loans receivable and loans
  held for sale, net........  528,024   527,591   547,208   557,687   515,341
MBS and other investments
  held-to-maturity..........    4,145     5,066     7,087    14,233        71
MBS and other investments
  available-for-sale........    6,717    11,119    13,471    17,098    63,898
FHLB Stock..................    5,705     5,705     5,705     5,705     5,705
Cash and due from financial
  institutions, interest-
  bearing deposits in banks
  and fed funds sold........  112,065   111,786    66,462    42,874    16,670
Certificates of deposit
  held for investment.......   18,659    18,047     3,251        --        --
Deposits....................  592,678   578,869   505,661   498,572   466,735
FHLB advances...............   55,000    75,000    95,000   104,628    99,697
Federal Reserve Bank
  advances..................       --        --    10,000        --        --
Shareholders' equity........   86,205    85,408    87,199    74,841    74,547


                                          Year Ended September 30,
                              ----------------------------------------------
                                2011      2010      2009      2008     2007
                              -------    ------    ------    ------   ------
                                   (In thousands, except per share data)
SELECTED OPERATING DATA:

Interest and dividend
  income.................... $ 33,966   $36,596   $38,801   $43,338   $41,944
Interest expense............    8,533    10,961    13,504    16,413    15,778
                             --------   -------   -------   -------   -------
Net interest income.........   25,433    25,635    25,297    26,295    26,166
Provision for loan losses...    6,758    10,550    10,734     3,900       686
                             --------   -------   -------   -------   -------
Net interest income after
  provision for loan losses.   18,675    15,085    14,563    23,025    25,480
Non-interest income.........    8,681     5,696     6,949     4,178     5,962
Non-interest expense........   25,963    24,641    22,739    20,349    19,451
Income (loss) before
  income taxes..............    1,393    (3,860)   (1,227)    6,854    11,991
Provision (benefit) for
  federal and state income
  taxes.....................      304    (1,569)     (985)    2,849     3,828
                             --------   -------   -------   -------   -------
Net income (loss)...........    1,089    (2,291)     (242)    4,005     8,163
                             --------   -------   -------   -------   -------
Preferred stock dividends...     (832)     (832)     (643)       --        --
Preferred stock accretion...     (225)     (210)     (129)       --        --
                             --------   -------   -------   -------   -------
Net income (loss) to
  common shareholders....... $     32   $(3,333)  $(1,014)  $ 4,005   $ 8,163
                             ========   =======   =======   =======   =======
Net income (loss) per
  common share (1):
   Basic....................  $    --  $  (0.50)  $ (0.15)  $  0.62   $  1.20
   Diluted..................  $    --  $  (0.50)  $ (0.15)  $  0.61   $  1.17
Dividends per common
  share (1).................  $    --  $   0.04   $  0.39   $  0.43   $  0.37
Dividend payout ratio (2)...     N/A       N/A       N/A      74.33%    32.86%

------------
(1) Has been restated to reflect the two-for-one split of common stock, in the form of a 100% stock dividend paid on June 5, 2007.
(2) Cash dividends to common shareholders divided by net income (loss) to common shareholders.

                                              At September 30,
                              ----------------------------------------------
                                2011      2010      2009      2008     2007
                              -------    ------    ------    ------   ------
                                               (In thousands)
OTHER DATA:

Number of real estate loans
  outstanding...............    2,796     2,919     3,062     3,261     3,295
Deposit accounts............   56,152    55,598    53,941    53,501    53,166
Full-service offices........       22        22        22        21        21

                                  At or For the Year Ended September 30,
                              ----------------------------------------------
                                2011      2010      2009      2008     2007
                              -------    ------    ------    ------   ------
KEY FINANCIAL RATIOS:

Performance Ratios:
  Return (loss) on average
    assets (1)..............     0.15%    (0.32)%   (0.04)%    0.61%    1.34%
  Return (loss) on average
    equity (2)..............     1.26     (2.65)    (0.28)     5.35    10.67
  Interest rate spread (3)..     3.58      3.63      3.64      3.98     4.18
  Net interest margin (4)...     3.78      3.87      4.01      4.41     4.69
  Average interest-earning
    assets to average
    interest-bearing
    liabilities.............   115.24    114.51    117.42    115.70   118.01
  Noninterest expense as a
    percent of average
    total assets............     3.54      3.43      3.35      3.10     3.20

  Efficiency ratio (5)......    76.11     78.65     70.52     65.42    60.54
  Book value per common
    share...................    $9.97    $ 9.89    $10.17    $10.74   $10.72

Asset Quality Ratios:
  Non-accrual and 90 days
    or more past due loans
    as a percent of total
    loans receivable, net...     4.32%     4.86%     5.36%     2.12%    0.29%
  Non-performing assets as
    a percent of total
    assets (6)..............     5.01      5.53      5.52      1.83     0.23
  Allowance for loan losses
    as a percent of total
    loans receivable,
    net (7).................     2.21      2.09      2.59      1.44     0.92
  Allowance for losses as a
    percent of non-performing
    loans (8)...............    51.18     43.01     47.11     67.14   321.95
  Net charge-offs to average
    outstanding loans.......     1.13      2.45      0.79      0.12       --
Capital Ratios:
  Total equity-to-assets
    ratio...................    11.68%    11.50%    12.43%    10.98%   11.56%
  Average equity to average
    assets..................    11.81     12.05     12.72     11.47    12.58

------------------
(1)  Net income (loss) divided by average total assets.
(2)  Net income (loss) divided by average total equity.
(3) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(4) Net interest income (before provision for loan losses) as a percentage of average interest-earning assets.
(5) Non-interest expenses divided by the sum of net interest income and non-interest income.
(6) Non-performing assets include non-accrual loans, loans past due 90 days or more and still accruing, non-accrual investment securities, other real estate owned and other repossessed assets.
(7) Loans receivable includes loans held for sale and is before the allowance for loan losses.
(8) Non-performing loans include non-accrual loans and loans past due 90 days or more and still accruing. Troubled debt restructured loans that are on accrual status are not included.

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

Special Note Regarding Forward-Looking Statements

      Certain matters discussed on this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact and often include the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System and our bank subsidiary by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action or require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions, which could adversely affect our liquidity and earnings; our compliance with regulatory enforcement actions, including regulatory memoranda of understandings ("MOUs") to which we are subject; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules; the impact of the Dodd Frank Wall Street Reform and Consumer Protection Act and the implementation of related rules and regulations; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, the interpretation of regulatory capital or other rules and any changes in the rules applicable to institutions participating in the TARP Capital Purchase Program; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common and preferred stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks described elsewhere in this Form 10-K.

      Any of the forward-looking statements that we make in this Form 10-K and in the other public statements we make are based upon management's beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this annual report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal 2012 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company's results of operations and stock price performance.

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

      While the Company believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to significantly increase or decrease its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed elsewhere in this document. Although management believes the level of the allowance as of

September 30, 2011 was adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, results of examinations by the Company's or the Bank's regulators or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company's financial condition and results of operations.

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

     OTTI (Other-Than-Temporary Impairment) in the Estimated Fair Value of Investment Securities. Unrealized investment securities losses on available for sale and held to maturity securities are evaluated at least quarterly by a third-party firm to determine whether declines in value should be considered "other than temporary" and therefore be subject to immediate loss recognition through earnings for the portion related to credit losses. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is less than the recorded value primarily as a result of changes in interest rates, when there has not been significant deterioration in the financial condition of the issuer, and the Company has the intent and the ability to hold the security for a sufficient time to recover the recorded value. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the recorded value primarily as a result of current market conditions and not a result of deterioration in the financial condition of the issuer or the underlying collateral (in the case of mutual funds) and the Company has the intent and the ability to hold the security for a sufficient time to recover the recorded value. Other factors that may be considered in determining whether a decline in the value of either a debt or equity security is "other than temporary" include ratings by recognized rating agencies; capital strength and near-term prospects of the issuer, and recommendation of investment advisors or market analysts. Therefore, continued deterioration of current market conditions could result in additional impairment losses recognized within the Company's investment portfolio.

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

     One of the circumstances evaluated when determining if an impairment test of goodwill is needed more frequently than annually is the extent and duration that the Company's market capitalization (total common shares outstanding multiplied by current stock price) is less than the total equity applicable to common shareholders. During the quarter ended June 30, 2011, the Company engaged a third party firm to perform the annual test for goodwill impairment. The test concluded that recorded goodwill was not impaired. As of September 30, 2011, there have been no events or changes in the circumstances that would indicate a potential impairment. No assurance can be given, however, that the Company will not record an impairment loss on goodwill in the future.

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

Operating Strategy

     The Company is a bank holding company which operates primarily through its subsidiary, the Bank. The Bank is a community-oriented bank which has traditionally offered a wide variety of savings products to its retail customers while concentrating its lending activities on real estate loans. Since 2008, depressed economic conditions have prevailed in portions of the United States, including Washington State where we hold substantially all of our loans and conduct all of our operations. The majority of our loans are secured by collateral and made to borrowers located in Washington State. Western Washington, which includes our primary market areas, has experienced home price declines, increased foreclosures, and has experienced above average unemployment rates. In response to the financial challenges in our market areas we have taken actions to manage our capital, reduce our exposure to speculative construction and land development loans and maintain higher levels of on balance sheet liquidity. We have continued in this low interest environment to originate residential fixed rate mortgage loans primarily for sale in the secondary market. We continue to manage the growth of our commercial and multi-family real estate loan portfolios in a disciplined fashion while continuing to dispose of other real estate owned properties and grow retail deposits.

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

     Portfolio Diversification. In recent years, we have strictly limited the origination of speculative construction, land development and land loans in favor of loans that possess credit profiles representing less risk to the Bank. We will continue originating owner/builder and custom construction loans, multi-family loans, commercial business loans and certain commercial real estate loans which offer higher risk adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations. We anticipate capturing more of each customer's banking relationship by cross selling our loan and deposit products and additional services to our customers.

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

     Sharp increases or decreases in interest rates may adversely affect the Bank's earnings. Management of the Bank monitors the Bank's interest rate sensitivity through the use of a model provided for the Bank by FIMAC Solutions, LLC ("FIMAC"), a company that specializes in providing the financial services industry interest risk rate risk and balance sheet management services. Based on a rate shock analysis prepared by FIMAC based on data at September 30, 2011, an immediate increase in interest rates of 200 basis points would increase the Bank's projected net interest income by approximately 7.3%, primarily because a larger portion of the Bank's interest rate sensitive assets than interest rate sensitive liabilities would reprice within a one year period. See "- Quantitative Aspects of Market Risk" below for additional information. Management has sought to sustain the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Bank actively originates adjustable-rate loans for retention in its loan portfolio. Fixed-rate mortgage loans with maturities greater than seven years generally are originated for the immediate or future resale in the secondary mortgage market. At September 30, 2011, adjustable-rate mortgage loans constituted $300.9 million or 66.1%, of the Bank's total mortgage loan portfolio due after one year. Although the Bank has sought to originate ARM loans, the ability to originate such loans depends to a great extent on market interest rates and borrowers' preferences. Particularly in lower interest rate environments, borrowers often prefer fixed-rate loans.

     Consumer, commercial business and construction and land development loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Bank's exposure to fluctuations in interest rates. At September 30, 2011, the consumer, commercial business and construction and land development portfolios amounted to $44.2 million, $22.5 million and $52.5 million, or 7.9%, 4.0% and 9.4% of total loans receivable (including loans held for sale), respectively.

     Quantitative Aspects of Market Risk. The model provided for the Bank by FIMAC estimates the changes in net portfolio value ("NPV") and net interest income in response to a range of assumed changes in market interest rates.
The model first estimates the level of the Bank's NPV (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment. In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates. The model then recalculates the Bank's NPV under different interest rate scenarios. The change in NPV under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk. The following table is provided by FIMAC based on data at September 30, 2011.

                  Net Interest Income(1)(2)       Current Market Value
Hypothetical   ------------------------------   -----------------------------
Interest Rate  Estimated  $ Change   % Change   Estimated  $ Change  % Change
Scenario(3)      Value    from Base  from Base    Value    from Base from Base
-------------  ---------  ---------  ---------  ---------  --------- ---------
(Basis Points)                     (Dollars in thousands)

   +400         $27,597     $3,253     13.36%   $100,199    $(1,608)   (1.58)%
   +300          26,892      2,548     10.47     100,406     (1,401)   (1.38)
   +200          26,126      1,782      7.32     101,291       (516)   (0.51)
   +100          25,208        864      3.55     101,672       (135)   (0.13)
   BASE          24,344         --        --     101,807         --       --
   -100          23,680       (664)    (2.73)    101,508       (299)   (0.29)
   -200          22,911     (1,433)    (5.89)    109,528      7,721     7.58
   -300          22,134     (2,210)    (9.08)    122,757     20,950    20.58
   -400          21,673     (2,671)   (10.97)    138,834     37,027    36.37

-----------
(1) Does not include loan fees.
(2) Includes BOLI income, which is included in non-interest income on the Consolidated Financial Statements.
(3) No rates in the model are allowed to go below zero.

     Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit decay, and should not be relied upon as indicative of actual results. Furthermore, the computations do not reflect any actions management may undertake in response to changes in interest rates.

     In the event of a 100 basis point decrease in interest rates, the Bank would be expected to experience a 0.3% decrease in NPV and a 2.7% decrease in net interest income. In the event of a 200 basis point increase in interest rates, a 0.5% decrease in NPV and a 7.3% increase in net interest income would be expected. Based upon the modeling described above, the Bank's asset and liability structure generally results in decreases in net interest income in a declining interest rate scenario and increases in net interest income in a rising rate scenario. This structure also generally results in a decrease in NPV when rates increase and an increase in NPV when rates decrease by 200 basis points or more.

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

Comparison of Financial Condition at September 30, 2011 and September 30, 2010

     The Company's total assets decreased by $4.5 million, or 0.6%, to $738.2 million at September 30, 2011 from $742.7 million at September 30, 2010. The decrease was primarily attributable to a decrease in mortgage-backed securities and other investments and a decrease in the prepaid FDIC insurance assessment. These decreases were partially offset by an increase in BOLI.

     Net loans receivable increased by $433,000, or 0.1%, to $528.0 million at September 30, 2011 from $527.6 million at September 30, 2010. While the total of the loan portfolio was relatively unchanged year over year, the composition of the portfolio changed as commercial real estate loan balances increased and construction and land development loan balances and land loan balances decreased.

     Total deposits increased by $13.8 million, or 2.4%, to $592.7 million at September 30, 2011 from $578.9 million at September 30, 2010, primarily as a result of increases in savings account balances, non-interest bearing account balances and money market account balances.

     Shareholders' equity increased by $797,000, or 0.9%, to $86.2 million at September 30, 2011 from $85.4 million at September 30, 2010. The increase was primarily due to net income for the year ended September 30, 2011, and was partially offset by accrued preferred stock dividends. The Company remains well capitalized with a total risk based capital ratio of 16.5% at September 30, 2011.

     A more detailed explanation of the changes in significant balance sheet categories follows:

     Cash and Cash Equivalents and Certificates of Deposit Held for
Investment: Cash and cash equivalents and certificates of deposit ("CDs") held for investment increased by $891,000, or 0.7%, to $130.7 million at September 30, 2011 from $129.8 million at September 30, 2010. The Company continued to maintain high levels of liquidity primarily for regulatory and asset-liability management purposes.

     Mortgage-backed Securities and Other Investments: MBS and other investments decreased by $5.3 million, or 32.9%, to $10.9 million at September 30, 2011 from $16.2 million at September 30, 2010. The decrease was primarily as a result of regular amortization and prepayments on MBS, the sale of $2.3 million in MBS and OTTI charges recorded on private label residential MBS.
The securities on which the OTTI charges were recognized were acquired from the in-kind redemption of the Company's investment in the AMF family of mutual funds in June 2008. For additional details on investments and mortgage-backed securities, see "Item 1, Business - Investment Activities" and Note 3 of the Notes to the Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

     Loans Receivable and Loans Held for Sale, Net of Allowance for Loan
Losses: Net loans receivable, including loans held for sale, increased by $433,000 or 0.1% to $528.0 million at September 30, 2011 from $527.6 million at September 30, 2010. While the total of the loan portfolio was relatively unchanged year over year, the composition of the portfolio changed as commercial real estate loan balances increased by $38.0 million, construction and land development loan balances decreased by $16.8 million, land loan balances decreased by $13.8 million and one-to four-family loan balances decreased by $6.3 million. The increase in commercial real estate loan balances and the decrease in construction loan balances were in part due to a number of commercial real estate construction projects completing the construction phase and converting to permanent financing.

     Loan originations decreased by 12.3% to $160.2 million for the year ended September 30, 2011 from $182.5 million for the year ended September 30, 2010, primarily due to a reduction in the demand for single family home loan refinances. The Company continued to sell longer-term fixed rate loans for asset-liability management purposes and to generate non-interest income. The Company sold $62.5 million in fixed rate one- to four-family mortgage loans during the year ended September 30, 2011 compared to $68.3 million for the fiscal year ended September 30, 2010. For additional information on loans, see "Item 1, Business - Lending Activities - Loan Originations, Purchases and Sales" and Note 4 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

     Premises and Equipment: Premises and equipment totaled $17.4 million at both September 30, 2011 and September 30, 2010. For additional information on premises and equipment, see "Item 2, Properties" and Note 6 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

     Other Real Estate Owned: OREO and other repossessed assets decreased by $708,000, or 6.1% to $10.8 million at September 30, 2011 from $11.5 million at September 30, 2010. At September 30, 2011, the balance was comprised of 46 individual properties and four other repossessed assets. The properties consisted of two condominium projects totaling $3.5 million, 28 land parcels totaling $3.3 million, 11 single family homes totaling $1.9 million, three commercial real estate properties totaling $1.2 million and two land
development projects totaling $794,000.   The largest OREO property was a
condominium project with a balance of $2.6 million. For additional information on OREOs, see "Item 1, Business Lending Activities - Other Real Estate Owned and Other Repossessed Assets" and Note 7 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

     Bank Owned Life Insurance: BOLI increased $2.5 million, or 18.8%, to $15.9 million at September 30, 2011 from $13.4 million at September 30, 2010. The increase was due to the purchase of $2.0 million in additional BOLI policies and BOLI net earnings of $517,000.

     Goodwill and Core Deposit Intangible: The value of goodwill at $5.7 million at September 30, 2011 remained unchanged from September 30, 2010. The amortized value of core deposit intangible decreased by $167,000 to $397,000 at September 30, 2011 from $564,000 at September 30, 2010 due to scheduled amortization. The Company recorded goodwill and core deposit intangible in connection with an acquisition of seven branches and related deposits in October 2004. The Company performed its annual review of goodwill during the quarter ended June 30, 2011 and determined that there was no impairment to goodwill. For additional information on goodwill and core deposit intangible, see Note 1 and Note 8 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

     Mortgage Servicing Rights: MSRs increased $179,000, or 9.3%, to $2.1 million at September 30, 2011 from $1.9 million at September 30, 2010, primarily due to a partial recovery of the MSR valuation allowance established during the year ended September 30, 2010. The principal amount of loans serviced for Freddie Mac increased $18.0 million, or 6.4%, to $298.9 million at September 30, 2011 from $280.9 million at September 30, 2010. The Company recorded a $405,000 valuation recovery on MSRs during the year ended September 30, 2011. For additional information on MSRs, see Note 5 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

     Prepaid FDIC Insurance Assessment: The prepaid FDIC insurance assessment decreased $1.2 million, or 35.6%, to $2.1 million at September 30, 2011 from $3.3 million at September 30, 2010 as a portion of the prepaid amount was expensed.

     Deposits: Deposits increased by $13.8 million, or 2.4%, to $592.7 million at September 30, 2011 from $578.9 million at September 30, 2010. The increase was primarily a result of a $16.2 million increase in savings account balances, $5.7 million increase in non-interest-bearing account balances, a $5.3 million increase in money market account balances and a $2.0 million increase in NOW checking account balances. These increases were partially offset by a $15.4 million decrease in CD account balances. The increases in savings account balances and money market account balances and the decrease in CD accounts were in part due to the low interest rate environment, as some depositors opted to place maturing CD funds into non-maturity accounts to retain flexibility if interest rates increased. The Company also experienced deposit inflows due to a number of customers transferring funds from other financial institutions during the year ended September 30, 2011. For additional information on deposits, see "Item 1, Business - Deposit Activities and Other Sources of Funds" and Note 9 of the Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

     FHLB Advances: FHLB advances decreased by $20.0 million, or 26.7%, to $55.0 million at September 30, 2011 from $75.0 million at September 30, 2010 as the Company used a portion of its liquid assets to repay maturing advances. For additional information on borrowings, see "Item 1, Business - Deposit Activities and Other Sources of Funds - Borrowings" and Note 10 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

     Shareholders' Equity: Total shareholders' equity increased by $797,000, or 0.9%, to $86.2 million at September 30, 2011 from $85.4 million at September 30, 2010. The increase was primarily due to net income of $1.1 million, a $264,000 reduction in unearned shares issued to ESOP equity account and a $196,000 reduction in the accumulated other comprehensive loss equity component. These increases to shareholders' equity were partially offset by the accrual of $832,000 in preferred stock dividends.

     The FRB has denied the Company's request to pay cash dividends on its outstanding Series A Preferred Stock issued under the CPP for quarterly payments due for the last six quarters commencing with the payment due May 15, 2010. Cash dividends on the Series A Preferred Stock are cumulative and accrue and compound on each subsequent date. Accordingly, during the deferral period, the Company will continue to accrue, and reflect in the consolidated financial statements, the deferred dividends on the outstanding Series A Preferred Stock. As a result of not receiving permission from the FRB, the Company has not made these six quarterly payments as of September 30, 2011. Since the Company has six unpaid quarterly dividend payments on the Series A Preferred Stock, the Treasury has the right to appoint two directors to the Company's board of directors until all accrued but unpaid dividends have been paid.

     For additional information on shareholders' equity, see the Consolidated Statements of Shareholders' Equity contained in "Item 8, Financial Statements and Supplementary Data."

Comparison of Operating Results for the Years Ended September 30, 2011 and
2010

     The Company reported net income of $1.09 million for the year ended September 30, 2011 compared to a net loss of $(2.29 million) for the year ended September 30, 2010. Net income to common shareholders after adjusting for preferred stock dividends and preferred stock discount accretion was $32,000 for the year ended September 30, 2011 compared to net loss to common shareholders of $(3.33 million) for the year ended September 30, 2010. The improved earnings were primarily due to decreased provision for loan losses and increased non-interest income, which were partially offset by increased non-interest expenses and decreased net interest income. Net income per diluted common share was $0.00 for the year ended September 30, 2011 compared to a loss per diluted common share of $(0.50) for the year ended September 30, 2010.

     The decrease in the provision for loan losses was primarily a result of a decrease in the level of net charge-offs, a decrease in non-performing loans and a decrease in the Company's construction and land development loan balances.

     The increase in non-interest income was primarily a result of a reduction in net OTTI on MBS and other investments and a net change in the valuation recovery (allowance) on MSRs. These increases to non-interest income were partially offset by a decrease in service charges on deposits.

     The increase in non-interest expense was primarily attributable to increases in salaries and employee benefits expense, OREO related expenses, loan foreclosure related expenses and ATM expenses. These increases to non-interest expense were partially offset by a decrease in FDIC insurance expense.

     The decrease in net interest income was primarily attributable to interest margin compression as the yield on interest earning assets decreased at a greater rate than funding costs decreased.

     A more detailed explanation of the income statement categories is presented below.

     Net Income (Loss): The Company reported net income of $1.09 million for the year ended September 30, 2011 compared to a net loss of $(2.29 million) for the year ended September 30, 2010. Net income to common shareholders after adjusting for preferred stock dividends and preferred stock discount accretion was $32,000 for the year ended September 30, 2011 compared to net loss to common shareholders of $(3.33 million) for the year ended September 30, 2010. Net income per diluted common share was $0.00 for the year ended September 30, 2011 compared to a loss per diluted common share of $(0.50) for the year ended September 30, 2010.

     The $0.50 increase in net income per diluted common share for the year ended September 30, 2011 was primarily the result of a $3.79 million ($2.50 million net of income tax - approximately $0.37 per diluted common share) decrease in provision for loan losses and a $2.99 million ($1.97 million net of income tax - approximately $0.28 per diluted common share) increase in non-interest income. These increases to earnings per diluted common share were partially offset by a $1.32 million ($873,000 net of income tax - approximately $0.13 per diluted common share) increase in non-interest expense and a $202,000 ($133,000 net of income tax - approximately $0.02 per diluted common share) decrease in net interest income.

     Net Interest Income: Net interest income decreased by $202,000, or 0.8%, to $25.43 million for the year ended September 30, 2011 from $25.64 million for the year ended September 30, 2010. The decrease in net interest income was primarily attributable to interest margin compression as the yield on interest earning assets decreased at a greater rate than funding costs decreased.

     Total interest and dividend income decreased by $2.63 million, or 7.2%, to $33.97 million for the year ended September 30, 2011 from $36.60 million for the year ended September 30, 2010 as the yield on interest earning assets decreased to 5.04% from 5.53%. The decrease in the weighted average yield on interest earning assets was primarily a result of a decrease in overall market rates, an increase in the level of lower yielding cash equivalents and other liquid assets and a change in the composition of the loan portfolio as the level of higher yielding construction and land development loans decreased.

     Total interest expense decreased by $2.43 million, or 22.2%, to $8.53 million for the year ended September 30, 2011 from $10.96 million for the year ended September 30, 2010 as the average rate paid on interest-bearing liabilities decreased to 1.46% for the year ended September 30, 2011 from 1.90% for the year ended September 30, 2010. The decrease in funding costs was primarily a result of a decrease in overall market rates and a decrease in the level of average FHLB advances.

     The net interest margin decreased nine basis points to 3.78% for the year ended September 30, 2010 from 3.87% for the year ended September 30, 2010 as the yield on interest earning assets decreased at a greater rate than the funding costs decreased. The margin compression was primarily due to a decrease in overall market rates and an increased level of average liquid assets with lower yields.

     Provision for Loan Losses: The provision for loan losses decreased by $3.79 million, or 35.9%, to $6.76 million for the year ended September 30, 2011 from $10.55 million for the year ended September 30, 2010. The decrease in the provision for loan losses was primarily a result of a decrease in the level of net charge-offs, a decrease in non-performing loans and a decrease in the Company's construction and land development loan balances. The Company had net charge-offs of $6.08 million for the year ended September 30, 2011 compared to net charge-offs of

$13.46 million for the year ended September 30, 2010. The net charge-offs to average outstanding loans ratio was 1.13% for the year ended September 30, 2011 compared to 2.45% for the year ended September 30, 2010.

     The Company has established a comprehensive methodology for estimating the provision for loan losses. On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses. Impaired loans are subject to an impairment analysis to determine an appropriate reserve to be held against each loan. The aggregate principal impairment amount determined at September 30, 2011 was $2.29 million.

     Based on the comprehensive methodology, management deemed the allowance for loan losses of $11.95 million at September 30, 2011 (2.21% of loans receivable and loans held for sale and 51.2% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. While the Company believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that, substantial increases will not be necessary should the quality of any loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Company's financial condition and results of operations. For additional information, see "Item 1, Business - Lending Activities - Allowance for Loan Losses."

     Non-interest Income: Total non-interest income increased by $2.99 million, or 52.4%, to $8.68 million for the year ended September 30, 2011 from $5.70 million for the year ended September 30, 2010. This increase was primarily a result of a $1.73 million reduction in net OTTI on MBS and other investments, a $1.30 million net change in the valuation recovery (allowance) on MSRs and a $292,000 increase in ATM transaction fees. These increases to non-interest income were partially offset by a $333,000 decrease in service charges on deposits.

     The Company's net OTTI loss on MBS and other investments decreased by $1.73 million to $447,000 for the year ended September 30, 2011 from $2.18 million for the year ended September 30, 2010. The OTTI charges for both years were on private label MBS that were acquired from an in-kind redemption from the AMF family of mutual funds in June 2008. At September 30, 2011, the Company's remaining private label MBS had been reduced to $3.42 million from an original acquired balance of $15.30 million. The Company recorded a $405,000 MSR valuation recovery during the year ended September 30, 2011 compared to an $890,000 valuation allowance recorded during the year ended September 30, 2010. The partial recovery of the valuation allowance was primarily due to an increase in the expected life and corresponding estimated fair value of the MSR portfolio. The increased income from ATM transaction fees was primarily due to several deposit promotions designed to increase ATM
and debit card usage.   The reduction in service charges on deposits was
primarily a result of fewer overdrafts on checking accounts.

     Non-interest Expense:   Total non-interest expense increased by $1.32
million, or 5.4%, to $25.96 million for the year ended September 30, 2011 from $24.64 million for the year ended September 30, 2010. The increase was primarily attributable to a $512,000 increase in salaries and employee benefits, a $492,000 increase in OREO and other repossessed assets expense, a $478,000 increase in loan administration and foreclosure related expenses, a $197,000 increase in deposit operations related expenses and a $104,000 increase in ATM expenses. These increases to non-interest expense were partially offset by a $498,000 decrease in FDIC insurance expense. The comparison between periods for FDIC insurance expense was affected by a non-recurring accrual adjustment in the prior year which increased the expense by $400,000 for the year ended September 30, 2010.

     The increase in salaries and employee benefits expense was partially a result of a decreased level of loan originations. Under GAAP, the portion of a loan origination fee that is attributable to the estimated employee costs to generate the loan is recorded as a reduction to salaries and employee benefit expense. With the decrease in loan originations, the loan origination fees that reduced salaries and employee benefit expense decreased by $127,000 during the year ended September 30, 2011 compared to the year ended September 30, 2010. The comparison between periods for salaries and employee benefits was also affected by a change in the Bank's vacation accrual policy during the prior year which reduced salaries and employee benefits expense by $340,000 during the year ended September 30, 2010.

     The increase in OREO related expenses and loan foreclosure related expenses were primarily a result of an increase in the number of OREO properties held and an increase in foreclosure activity. The OREO related expenses were also increased as a result of valuation write-downs based on updated appraisals received for several properties.

     The Company's efficiency ratio improved to 76.11% for the year ended September 30, 2011 from 78.65% for the year ended September 30, 2010.

     Provision (Benefit) for Federal and State Income Taxes: The Company recorded a provision for federal and state income taxes of $304,000 for the year ended September 30, 2011 as income before income taxes was $1.39 million. This compares to a benefit for federal and state income taxes of $(1.57 million) recorded for the year ended September 30, 2010 as the loss before income taxes was $(3.86 million). The Company's effective federal and state income tax (benefit) rate was 21.8% for the year ended September 30, 2011 compared to (40.6%) for the year ended September 30, 2010. The change in the effective tax (benefit) rate is primarily due to changes in the percentage of non-taxable income (such as BOLI) and changes to the Company's deferred tax valuation allowance. In periods with income before income taxes, the effective tax rate is reduced by non-taxable income items. In periods with a loss before income taxes, the effective benefit rate is increased by non-taxable income items and other adjustments that increase the tax benefit.

     For additional information on federal income taxes, see Note 13 of the Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

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

     Non-interest Expense:   Total non-interest expense increased by $1.90
million, or 8.4%, to $24.64 million for the year ended September 30, 2010 from $22.74 million for the year ended September 30, 2009. The increase was primarily attributable to an $881,000 increase in FDIC insurance expense, a $353,000 increase in the Company's general liability insurance expense, a $265,000 increase in salaries and employee benefit expense, a $239,000 increase in OREO related expenses and a $194,000 increase in premises and equipment expense.

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

     Benefit for Federal and State Income Taxes: The benefit for federal and state income taxes increased by $584,000 to $1.57 million for the year ended September 30, 2010 from $985,000 for the year ended September 30, 2009 primarily as a result of an increased loss before income taxes. The Company's effective federal and state income tax (benefit) rate was (40.5%) for the year ended September 30, 2010 compared to (80.0%) for the year ended September 30, 2009. The change in the effective tax (benefit) rate is primarily due to changes in the percentage of non-taxable income and changes to the Company's deferred tax valuation allowance. The benefit for federal and state income taxes for the year ended September 30, 2009 was increased by a higher level of non-taxable income, primarily due to an increase in BOLI net earnings. The benefit for income taxes for the year ended September 30, 2009 was also increased by approximately $180,000 due to adjustments made to the Company's deferred tax valuation allowance for a previous non-deductible capital loss carry forward. In periods with a loss before income taxes, the effective benefit rate is increased by non-taxable income items and other adjustments that increase the tax benefit.

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


                                                         Year Ended September 30,
                            --------------------------------------------------------------------------------
                                        2011                        2010                       2009
                            --------------------------  ------------------------   -------------------------
                                      Interest                   Interest                   Interest
                            Average     and     Yield/  Average    and     Yield/  Average     and    Yield/
                            Balance  Dividends   Cost   Balance  Dividends  Cost   Balance  Dividends  Cost
                            -------  ---------  ------  -------  --------- ------  -------  --------- ------
                                                          (Dollars in thousands)
Interest-earning assets:
 Loans receivable (1)(2)... $537,740   $32,976   6.13%   $555,050  $35,344   6.43%  $564,741  $37,249  6.60%
 Mortgage-backed
  securities and other
  investments..............   11,625       612   5.26      17,513      910   5.20     25,762    1,379  5.35
 FHLB stock and equity
  securities...............    6,680        31   0.46       6,679       35   0.52      6,655       38  0.57
 Federal funds sold........       --        --     --          --       --     --      9,032       36  0.40
 Interest-bearing
  deposits.................  117,491       347   0.29      82,455      307   0.37     24,964       99  0.40
                            --------   -------           --------  -------          --------  -------
   Total interest-
    earning assets.........  673,536    33,966   5.04     661,697   36,596   5.53    631,154   38,801  6.15
Non-interest-earning
 assets....................   59,792                       56,482                     47,851
                            --------                     --------                   --------

   Total assets............ $733,328                     $718,179                   $679,005
                            ========                     ========                   ========

Interest-bearing liabilities:
 Savings accounts.......... $ 73,696       459   0.62    $ 63,695      454   0.71   $ 55,814      394  0.71
 Money market accounts.....   57,996       435   0.75      59,988      677   1.13     61,777    1,036  1.68
 NOW accounts..............  157,095     1,415   0.90     141,240    1,749   1.24     97,879    1,031  1.05
 Certificates of deposit...  240,174     3,827   1.59     234,550    4,927   2.10    224,673    7,011  3.12
 Short-term borrowings(3)..      511        --   0.05         923        3   0.33        672        1  0.12
 Long-term borrowings (4)..   55,000     2,397   4.35      77,479    3,151   4.07     96,721    4,031  4.17
                            --------   -------           --------  -------          --------  -------
   Total interest bearing
    liabilities............  584,472     8,533   1.46     577,875   10,961   1.90    537,536   13,504  2.51
Non-interest bearing
 liabilities...............   62,225                       53,734                     55,086
                            --------                     --------                   --------
   Total liabilities.......  646,697                      631,609                    592,622

Shareholders' equity.......   86,631                       86,570                     86,383
                            --------                     --------                   --------
   Total liabilities
    and shareholders'
    equity................. $733,328                     $718,179                   $679,005
                            ========                     ========                   ========

Net interest income........            $25,433                     $25,635                    $25,297
                                       =======                     =======                    =======
Interest rate spread.......                      3.58%                       3.63%                     3.64%
                                               ======                      ======                    ======
Net interest margin (5)....                      3.78%                       3.87%                     4.01%
                                               ======                      ======                    ======
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities...............                    115.24%                     114.51%                   117.42%
                                               ======                      ======                    ======

--------------
(1) Does not include interest on loans on non-accrual status.  Includes loans originated for sale.
    Amortized net deferred loan fees, late fees, extension fees and prepayment penalties (2011, $835; 2010,
    $829; and 2009, $1,229) included with interest and dividends.
(2) Average balance includes non-accrual loans.
(3) Includes FHLB, FRB and PCBB advances with original maturities of less than one year and other short-term borrowings-repurchase agreements.
(4) Includes FHLB advances with original maturities of one year or greater.
(5) Net interest income divided by total average interest earning assets.


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

                           Year Ended September 30,   Year Ended September 30,
                            2011 Compared to Year      2010 Compared to Year
                           Ended September 30, 2010   Ended September 30, 2009
                              Increase (Decrease)        Increase (Decrease)
                                    Due to                     Due to
                           ------------------------   ------------------------
                                             Net                         Net
                           Rate   Volume    Change    Rate    Volume    Change
                           ----   ------   --------   ----    ------    ------
                                             (In thousands)
Interest-earning assets:
Loans receivable (1).... $(1,283) $(1,085) $(2,368)  $(1,273)  $(632) $(1,905)
Mortgage-backed
 securities and other
 investments............      11     (309)    (298)      (38)   (431)    (469)
FHLB stock and equity
 securities.............      (4)      --       (4)       (3)     --       (3)
Federal funds sold                     --       --        --    (36)      (36)
Interest-bearing
 deposits...............     (72)     112       40        (5)   213       208
Total net change in
 income on interest-
 earning assets.........  (1,348)  (1,282)  (2,630)   (1,319)  (886)   (2,205)

Interest-bearing liabilities:
 Savings accounts.......     (61)      66        5         3     57        60
 NOW accounts...........    (515)     180     (335)      204    514       718
 Money market accounts..    (220)     (21)    (241)     (330)   (29)     (359)
 Certificate accounts...  (1,216)     115   (1,101)   (2,408)   324    (2,084)
 Short-term borrowings..      (1)      (1)      (2)        1     --         1
 Long-term borrowings...     212     (966)    (754)      (94)  (785)     (879)
                         -------  -------  -------   -------  -----   -------
Total net change in
 expense on interest-
 bearing liabilities....  (1,801)    (627)  (2,428)   (2,624)    81    (2,543)
                         -------  -------  -------   -------  -----   -------
Net change in net
 interest income........ $   453  $  (655) $  (202)  $ 1,305  $(967)  $   338
                         =======  =======  =======   =======  =====   =======
----------
(1) Excludes interest on loans on non-accrual status. Includes loans originated for sale.

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

     The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2011, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 22.20%. At September 30, 2011, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 30% of total assets, limited by available collateral, under which $55.0 million was outstanding. The Bank also maintains a short-tem borrowing line with the Federal Reserve Bank with total credit based on eligible collateral. At September 30, 2011 the Bank had no outstanding balance on this borrowing line.

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

     The Bank's primary investing activity is the origination of mortgage loans. During the years ended September 30, 2011, 2010 and 2009, the Bank originated $142.4 million, $154.1 million and $273.6 million of mortgage loans, respectively. At September 30, 2011, the Bank had loan commitments totaling $34.2 million and undisbursed loans in process totaling $18.3 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2011 totaled $157.2 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

     The Bank's liquidity is also affected by the volume of loans sold and loan principal payments. During the years ended September 30, 2011, 2010 and 2009, the Bank sold $62.5 million, $68.3 million and $162.9 million in fixed rate, one- to four-family mortgage loans, respectively. During the years ended September 30, 2011, 2010 and 2009, the Bank received $96.7 million, $150.3 million and $150.7 million in principal repayments, respectively.

     The Bank's liquidity has been impacted by increases in deposit levels. During the years ended September 30, 2011, 2010 and 2009, deposits increased by $13.8 million, $73.2 million and $7.1 million, respectively.

     Cash and cash equivalents, certificate of deposits held for investment and mortgage-backed securities and other investments decreased to $141.6 million at September 30, 2011 from $146.0 million at September 30, 2010.

     Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. The Bank is required to maintain at least a 10.0% Tier 1 leverage capital ratio pursuant to the Bank MOU. At September 30, 2011, the Bank was in compliance with all applicable capital requirements, including the higher Tier 1 leverage capital ratio required by the Bank MOU . For additional details see Note 18 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" and "Item
1. Business - Regulation of the Bank - Capital Requirements."

     Contractual obligations. The following table presents, as of September 30, 2011, the Company's significant fixed and determinable contractual obligations, within the categories described below, by payment date or contractual maturity. These contractual obligations, except for the operating lease obligations are included in the Consolidated Balance Sheet. The payment amounts represent those amounts contractually due at September 30, 2011.

                                            Payments due by period
                                ----------------------------------------------
                                                    After
                                 Less    1 year    3 years
                                 than    through   through    After
Contractual obligations         1 year   3 years   5 years   5 years    Total
                                ------   -------   -------   -------   -------
                                               (In thousands)
Short-term debt obligations... $   729    $  --    $   --    $    --   $   729
Long-term debt obligations ...  10,000       --        --     45,000    55,000
Operating lease obligations...     211      355       240         --       806
                               -------    -----    ------    -------   -------
  Total contractual
   obligations................ $10,940    $ 355    $  240    $45,000   $56,535
                               =======    =====    ======    =======   =======

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

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     The Company's management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2011.


                 TIMBERLAND BANCORP, INC. AND SUBSIDIARY

                Index to Consolidated Financial Statements

                                                                      Page
                                                                      ----

Reports of Independent Registered Public Accounting Firms..........    80
Consolidated Balance Sheets as of September 30, 2011 and 2010......    82
Consolidated Statements of Operations For the Years Ended
   September 30, 2011, 2010, and 2009..............................    83
Consolidated Statements of Comprehensive Income (Loss) For the
   Years Ended September 30, 2011, 2010 and 2009...................    85
Consolidated Statements of Shareholders' Equity For the
   Years Ended September 30, 2011, 2010 and 2009...................    86
Consolidated Statements of Cash Flows For the Years Ended
   September 30, 2011 2010 and 2009................................    88
Notes to Consolidated Financial Statements.........................    90

Report of Independent Registered Public Accounting Firm
----------------------------------------------------------------------------


To the Board of Directors and
Shareholders of Timberland Bancorp, Inc.


We have audited the accompanying consolidated balance sheets of Timberland Bancorp, Inc. and Subsidiary (collectively, "the Company") as of September 30, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for the years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company for the year ended September 30, 2009 were audited by other auditors whose report dated December 14, 2009, expressed an unqualified opinion on those statements.

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

In our opinion, the 2011 and 2010 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Timberland Bancorp, Inc. and Subsidiary as of September 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Delap LLP

Lake Oswego, Oregon
December 12, 2011

              Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders
Timberland Bancorp, Inc.


We have audited the consolidated statements of operations, shareholders' equity, cash flows, and comprehensive income of Timberland Bancorp, Inc. and Subsidiary for the year ended September 30, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of Timberland Bancorp, Inc. and Subsidiary for the year ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.

/s/McGladrey & Pullen, LLP

Seattle, Washington
December 14, 2009

Consolidated Balance Sheets
------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010                                  2011       2010
Assets                                                  ---------   --------
  Cash and cash equivalents:
    Cash and due from financial institutions            $  11,455    $ 9,466
    Interest-bearing deposits in banks                    100,610    102,320
                                                        ---------   --------
    Total cash and cash equivalents                       112,065    111,786
                                                        ---------   --------
  Certificates of deposit ("CDs") held for
    investment (at cost which approximates fair value) 18,659 18,047 Mortgage-backed securities ("MBS") and other investments - held to maturity, at amortized cost
   (estimated fair value $4,229 and $4,842)                 4,145      5,066
  MBS and other investments - available for sale            6,717     11,119
  Federal Home Loan Bank of Seattle ("FHLB") stock          5,705      5,705
  Loans receivable, net of allowance for loan losses
    of $11,946 and $11,264                                523,980    524,621
  Loans held for sale                                       4,044      2,970
                                                        ---------   --------
    Net loans receivable                                  528,024    527,591

  Premises and equipment, net                              17,390     17,383
  Other real estate owned ("OREO") and other
    repossessed assets                                     10,811     11,519
  Accrued interest receivable                               2,411      2,630
  Bank owned life insurance ("BOLI")                       15,917     13,400
  Goodwill                                                  5,650      5,650
  Core deposit intangible ("CDI")                             397        564
  Mortgage servicing rights ("MSRs"), net                   2,108      1,929
  Prepaid Federal Deposit Insurance Corporation
    ("FDIC") insurance assessment                           2,103      3,268
  Other assets                                              6,122      7,030
                                                        ---------   --------
    Total assets                                         $738,224   $742,687
                                                        =========   ========
Liabilities and shareholders' equity
Liabilities
  Deposits:
    Non-interest-bearing demand                        $   64,494 $   58,755
    Interest-bearing                                      528,184    520,114
                                                        ---------   --------
    Total deposits                                        592,678    578,869
                                                        ---------   --------
  FHLB advances                                            55,000     75,000
  Repurchase agreements                                       729        622
  Other liabilities and accrued expenses                    3,612      2,788
                                                        ---------   --------
    Total liabilities                                     652,019    657,279
                                                        ---------   --------
Commitments and contingencies (See Note 16)                    --         --

Shareholders' equity
  Preferred stock, $0.01 par value; 1,000,000 shares
    authorized; 16,641 shares, Series A, issued and
    outstanding; $1,000 per share liquidation value        15,989     15,764
  Common stock, $0.01 par value; 50,000,000 shares
    authorized; 7,045,036 shares issued and outstanding    10,457     10,377
  Unearned shares issued to Employee Stock Ownership
    Plan ("ESOP")                                          (1,983)    (2,247)
  Retained earnings                                        62,270     62,238
  Accumulated other comprehensive loss                       (528)      (724)
                                                        ---------   --------
    Total shareholders' equity                             86,205     85,408
                                                        ---------   --------
    Total liabilities and shareholders' equity           $738,224   $742,687
                                                        =========   ========

   See notes to consolidated financial statements.

Consolidated Statements of Operations
------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2011, 2010 and 2009

                                                    2011       2010       2009
                                                --------    -------    -------
Interest and dividend income
  Loans receivable                               $32,976    $35,344    $37,249
  MBS and other investments                          612        910      1,379
  Dividends from mutual funds and FHLB stock          31         35         38
  Interest-bearing deposits in banks                 347        307        135
                                                --------    -------    -------
    Total interest and dividend income            33,966     36,596     38,801
                                                --------    -------    -------
Interest expense
  Deposits                                         6,136      7,807      9,472
  FHLB advances - long term                        2,397      3,151      4,031
  Federal Reserve Bank of San Francisco ("FRB")
    borrowings and repurchase agreements              --          3          1
                                                --------    -------    -------
    Total interest expense                         8,533     10,961     13,504
                                                --------    -------    -------

    Net interest income                           25,433     25,635     25,297

Provision for loan losses                          6,758     10,550     10,734
                                                --------    -------    -------
    Net interest income after provision for loan
     losses                                       18,675     15,085     14,563

Non-interest income
  Other than temporary impairment ("OTTI")
     on MBS and other investments                   (236)      (998)   (5,820)
  Adjustment for portion recorded as (transferred
     from)other comprehensive income (loss) before
     taxes                                          (211)    (1,178)     2,274
                                                --------    -------    -------
  Net OTTI on MBS and other investments             (447)    (2,176)   (3,546)

  Realized losses on MBS and other investments        (2)       (20)      (76)
  Gain on sales of MBS and other investments          79         --        --
  Service charges on deposits                      3,907      4,240      4,312
  ATM transaction fees                             1,911      1,619      1,261
  BOLI net earnings                                  517        491        965
  Gain on sale of loans, net                       1,548      1,547      2,828
  Servicing income on loans sold                       9        135        103
  Escrow fees                                         73         74        158
  Fee income from non-deposit investment sales        92         84        102
  Valuation recovery (allowance) on MSRs, net        405       (890)        --
  Other                                              589        592        842
                                                --------    -------    -------
    Total non-interest income, net                 8,681      5,696      6,949
                                                --------    -------    -------

 See notes to consolidated financial statements.

------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2011, 2010 and 2009

                                                 2011        2010        2009
                                              -------     -------     -------
Non-interest expense
  Salaries and employee benefits              $12,578     $12,066     $11,801
  Premises and equipment                        2,743       2,768       2,574
  Advertising                                     800         829         895
  OREO and other repossessed assets, net        1,374         882         643
  ATM                                             802         698         613
  Postage and courier                             540         539         549
  Amortization of CDI                             167         191         217
  State and local taxes                           622         626         604
  Professional fees                               753         664         745
  FDIC insurance                                1,161       1,659         778
  Other insurance                                 359         435          82
  Loan administration and foreclosure             959         481         374
  Data processing and telecommunication           996         941         921
  Deposit operations                              675         478         515
  Other                                         1,434       1,384       1,428
                                              -------     -------     -------
    Total non-interest expense                 25,963      24,641      22,739
                                              -------     -------     -------
Income (loss) before income taxes               1,393      (3,860)     (1,227)

Provision (benefit) for federal and state
  income taxes                                    304      (1,569)       (985)
                                              -------     -------     -------
  Net income (loss)                             1,089      (2,291)       (242)

Preferred stock dividends                        (832)       (832)       (643)
Preferred stock discount accretion               (225)       (210)       (129)
                                              -------     -------     -------
Net Income (loss) to common shareholders       $   32     $(3,333)    $(1,014)
                                              =======     =======     =======

Net income (loss) per common share
  Basic                                        $ 0.00     $ (0.50)    $ (0.15)
  Diluted                                        0.00       (0.50)      (0.15)

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)
-----------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2011, 2010 and 2009

                                                  2011       2010       2009
                                               -------   --------    -------
Comprehensive income (loss)

   Net income (loss)                           $ 1,089   $ (2,291)   $  (242)
   Cumulative effect of FASB guidance
    regarding recognition of OTTI                   --         --        (91)
   Unrealized holding gain on securities
    available for sale, net of tax                  14        491         18
   Change in OTTI on securities held to
    maturity, net of tax:
      Additions                                    (65)       (23)    (1,804)
      Additional amount recognized related to
       credit loss for which OTTI was
       previously recognized                        16        580        574
      Amount reclassified to credit loss for
       previously recorded market loss             188        209       (248)

Accretion of OTTI securities held to maturity,
   net of tax                                       43         31         --
                                               -------   --------    -------
Total comprehensive income (loss)              $ 1,285   $ (1,003)   $(1,793)
                                               =======   ========    =======

See notes to consolidated financial statements.


Consolidated Statements of Shareholders' Equity
-----------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2011, 2010 and 2009
                                                                                           Accumu-
                                                                                             lated
                             Number of Shares          Amount        Unearned                Other
                           -------------------   -----------------     Shares              Compre-
                           Preferred    Common   Preferred  Common  Issued to   Retained   hensive
                               Stock     Stock       Stock   Stock       ESOP   Earnings      Loss    Total
                           ---------    ------   ---------  ------  ---------   --------  --------    -----
Balance, September 30,
  2008                           --   6,967,579    $   --   $ 8,672   $(2,776)   $69,406   $ (461)  $74,841

Net loss                         --          --        --        --        --       (242)      --      (242)
Issuance of preferred stock
  with attached common stock
  warrants                   16,641          --    15,425     1,158        --         --       --    16,583
Accretion of preferred
  stock discount                 --          --       129        --        --       (129)      --        --
Issuance of MRDP (1) shares      --      19,758        --        --        --         --       --        --
Exercise of stock options        --      57,699        --       392        --         --       --       392
Cash dividends
  ($0.39 per common share)       --           -        --        --        --     (2,736)      --    (2,736)
  (5% preferred stock)           --           -        --        --        --       (536)      --      (536)
Earned ESOP shares               --          --        --       (47)      264          -       --       217
MRDP compensation expense        --           -        --       137        --          -       --       137
Stock option compensation
  expense                        --           -        --         3        --         --       --         3
Cumulative effect of
  Financial Accounting
  Standards Board ("FASB")
  guidance regarding
  recognition of OTTI            --           -        --        --        --         91      (91)       --
Unrealized holding gain on
  securities available for
  sale, net of tax               --           -        --        --        --          -       18        18
Change in OTTI on securities
  held to maturity, net
  of tax                         --           -        --        --        --          -   (1,478)   (1,478)


Balance, September 30,       ------    ---------   ------    ------    ------     ------   ------    ------
  2009                       16,641    7,045,036   15,554    10,315    (2,512)    65,854   (2,012)   87,199

Net loss                         --           --       --        --        --     (2,291)      --    (2,291)
Accretion of preferred
  stock discount                 --           --      210        --        --       (210)      --        --
Cash dividends
  ($0.04 per common share)       --            -       --        --        --       (283)      --      (283)
  (5% preferred stock)           --            -       --        --        --       (832)      --      (832)
Earned ESOP shares               --            -       --       (78)      265          -       --       187
MRDP compensation expense        --            -       --       134        --         --       --       134
Stock option compensation
  expense                        --            -       --         6        --          -       --         6
Unrealized holding gain on
  securities available for
  sale, net of tax               --            -       --        --        --         --      491       491
Change in OTTI on securities
  held to maturity,
  net of tax                     --            -       --        --        --          -      766       766
Accretion of OTTI on
  securities held to
  maturity, net of tax           --            -       --        --        --          -       31        31


Balance, September 30,       ------    ---------   ------    ------    ------     ------   ------    ------
 2010                        16,641    7,045,036   15,764    10,377    (2,247)    62,238     (724)   85,408


(1) 1998 Management Recognition and Development Plan ("MRDP").

See notes to consolidated financial statements.


Consolidated Statements of Shareholders' Equity (continued)
------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2011, 2010 and 2009
                                                                                           Accumu-
                                                                                             lated
                             Number of Shares          Amount        Unearned                Other
                           -------------------   -----------------     Shares              Compre-
                           Preferred    Common   Preferred  Common  Issued to   Retained   hensive
                               Stock     Stock       Stock   Stock       ESOP   Earnings      Loss    Total
                           ---------    ------   ---------  ------  ---------   --------  --------    -----
Balance, September 30,
 2010                       16,641     7,045,036   $15,764   $10,377  $(2,247)   $62,238    $(724)  $85,408

Net income                      --            --        --        --       --      1,089       --     1,089
Accretion of preferred
 stock discount                 --            --       225        --       --       (225)      --        --
5% preferred stock
 dividend                       --             -        --        --       --       (832)      --      (832)
Earned ESOP shares              --             -        --       (61)     264          -       --       203
MRDP compensation expense       --             -        --       134       --          -       --       134
Stock option compensation
 expense                        --             -        --         7       --          -       --         7
Unrealized holding gain on
 securities available for
 sale, net of tax               --             -        --        --       --          -       14        14
Change in OTTI on securities
 held to maturity, net of
 tax                            --             -        --        --       --          -      139       139
Accretion of OTTI on
 securities held to maturity,
 net of tax                     --             -        --        --       --          -       43        43

Balance, September 30,      ------     ---------   -------   -------  -------   --------   ------   -------
 2011                       16,641     7,045,036   $15,989   $10,457  $(1,983)  $ 62,270   $ (528)  $86,205
                            ======     =========   =======   =======  =======   ========   ======   =======

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2011, 2010 and 2009

                                                 2011        2010        2009
                                               ------    --------    ---------
Cash flows from operating activities
  Net income (loss)                            $1,089    $ (2,291)   $   (242)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Depreciation                                 992       1,141       1,136
     Deferred federal income taxes               (526)        466      (1,813)
     Amortization of CDI                          167         191         217
     Earned ESOP shares                           264         265         264
     MRDP compensation expense                    171         173         169
     Stock option compensation expense              7           6           3
     Stock option tax effect                       --          --          46
     Gain on sale of MBS and other investments    (79)         --          --
     Net OTTI on MBS and other investments        447       2,176       3,546
     Realized losses on MBS and other investments   2          20          76
     Gain on sale of OREO and other repossessed
      assets, net                                (548)       (291)        (60)
     Gain on sale of loans, net                (1,548)     (1,547)     (2,828)
     (Gain) loss on disposition of premises
      and equipment, net                           16           6        (233)
     Provision for loan losses                  6,758      10,550      10,734
     Provision for OREO losses                  1,402         535         306
     Loans originated for sale                (63,264)    (69,123)   (158,942)
     Proceeds from sale of loans               63,738      68,330     162,913
     MSRs valuation allowance                     405         890          --
     BOLI net earnings                          (517)        (491)       (965)
     Decrease in deferred loan origination
      fees                                      (287)        (210)       (308)
    Net change in accrued interest receivable
    and other assets, and other liabilities
    and accrued expenses                       2,010       (4,752)     (2,546)
                                              ------     --------    ---------
  Net cash provided by operating activities   10,699        6,044      11,473

Cash flows from investing activities
     Net increase in CDs held for investment    (612)     (14,796)     (3,251)
     Activity in securities held to maturity:
        Maturities and prepayments               850        1,222       1,763
     Activity in securities/mutual funds
      available for sale:
        Maturities and prepayments             2,243        3,062       3,451
        Proceeds from sales                    2,272           --          --
    (Increase) decrease in loans receivable,
      net                                    (10,157)       3,532     (11,158)
     Additions to premises and equipment      (1,015)        (484)     (2,347)
     Proceeds from sale of OREO and other
      repossessed assets                       4,181        4,507       2,317
     Purchase of BOLI                         (2,000)          --          --
     Proceeds from the disposition of
      premises and equipment                      --           --         282
                                              ------     --------    ---------
     Net cash used by investing activities    (4,238)      (2,957)     (8,943)

See notes to consolidated financial statements.

------------------------------------------------------------------------------
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2011, 2010 and 2009
                                                    2011      2010       2009
                                               ---------  --------   --------
Cash flows from financing activities
  Net increase in deposits                     $  13,809  $ 73,208    $ 7,089
  Repayment of FHLB advances - long term         (20,000)  (20,000)    (9,628)
  Net increase (decrease) in FRB borrowings -
   short term                                         --   (10,000)    10,000
  Net increase (decrease) in repurchase agreements   107      (155)        19
  Proceeds from exercise of stock options             --        --        346
  ESOP tax effect                                    (61)      (78)       (47)
  MRDP compensation tax effect                       (37)      (39)       (32)
  Issuance of stock warrants                          --        --      1,158
  Issuance of preferred stock                         --        --     15,425
  Payment of dividends                                --      (699)    (3,272)
                                               ---------  --------   --------
  Net cash provided (used) by financing
   activities                                     (6,182)   42,237     21,058
                                               ---------  --------   --------
  Net increase in cash and cash equivalents          279    45,324     23,588

Cash and cash equivalents
  Beginning of year                              111,786    66,462     42,874
                                               ---------  --------   --------
  End of year                                  $ 112,065  $111,786   $ 66,462
                                               =========  ========   ========

Supplemental disclosures of cash flow information
  Income taxes paid                            $   2,097  $      3   $  1,452
  Interest paid                                    8,725    11,189     13,674

Supplemental disclosures of non-cash investing and financing activities

  Loans transferred to OREO and other repossessed
   assets                                      $   5,782  $  9,434   $ 10,237
  Shares issued to MRDP                               --        --        138
  Loans originated to facilitate sale of OREO      1,538     1,349      1,021

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Timberland Bancorp, Inc. ("Company"); its wholly owned subsidiary, Timberland Bank ("Bank"); and the Bank's wholly owned subsidiary, Timberland Service Corp. All significant intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations

The Company is a bank holding company which operates primarily through its subsidiary, the Bank. The Bank was established in 1915 and, through its 22 branches located in Grays Harbor, Pierce, Thurston, Kitsap, King and Lewis counties in Washington State, attracts deposits from the general public, and uses those funds, along with other borrowings, primarily to provide residential real estate, construction, commercial real estate, commercial business and consumer loans to borrowers primarily in western Washington and to a lesser extent, to invest in mortgage-backed securities and other investment securities.

Consolidated Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and prevailing practices within the banking industry. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the consolidated balance sheet, and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the determination of OTTI in the estimated fair value of mortgage-backed securities and FHLB stock, the valuation of MSRs, the valuation of OREO and the determination of goodwill impairment.

Certain prior year amounts have been reclassified to conform to the fiscal 2011 presentation with no change to net income (loss) or shareholders' equity previously reported.

Segment Reporting

The Company has one reportable operating segment which is defined as community banking in western Washington under the operating name, "Timberland Bank".

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


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

On February 1, 2010, the FRB determined that the Company required additional supervisory attention and entered into a Memorandum of Understanding with the Company (the "Company MOU"). Under the agreement the Company must among other things obtain prior written approval, or non-objection from the FRB to declare or pay any dividends (see Note 18). The FRB has denied the Company's requests to pay dividends on its Series A Preferred Stock issued under the CPP for quarterly payments due for the last seven quarters commencing with the payments due May 15, 2010. There can be no assurance that the FRB will approve such payments or dividends in the future. The Company may not declare or pay dividends on its common stock or, with certain exceptions, repurchase common stock without first having paid all cumulative preferred dividends that are due. Since dividends on the Series A Preferred Stock have not been paid for six quarters, the Treasury has the right to appoint two members to the Board of Directors of the Company.

MBS and Other Investments

MBS and other investments are classified upon acquisition as either held to maturity or available for sale. Securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reflected at amortized cost. Securities classified as available for sale are reflected at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income/loss, net of tax effects. Premiums and discounts are amortized to earnings using the interest method over the contractual life of the securities. Gains and losses on sales of securities are recognized on the trade date and determined using the specific identification method.

In estimating whether there are any OTTI losses, management considers 1) the length of time and the extent to which the fair value has been less than amortized cost, 2) the financial condition and near term prospects of the issuer, 3) the impact of changes in market interest rates and 4) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.

(continued)

Notes to Consolidated Financial Statements
---------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 1 - Summary of Significant Accounting Policies (continued)

MBS and Other Investments (concluded)

Declines in the fair value of individual securities available for sale that are deemed to be other than temporary are reflected in earnings when identified. The fair value of the security then becomes the new cost basis. For individual securities which the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other than temporary decline in the fair value of the security related to 1) credit loss is recognized in earnings and 2) market or other factors is recognized in other comprehensive income or loss. Credit loss is recorded if the present value of cash flows is less than the amortized cost. For individual securities which the Company intends to sell the security or more likely than not will not recover all of its amortized cost, the OTTI is recognized in earnings equal to the entire difference between the security's cost basis and its fair value at the balance sheet date. For individual securities for which credit loss has been recognized in earnings, interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized. Interest received after accruals have been suspended is recognized on a cash basis.

FHLB Stock

The Company, as a member of the FHLB, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. The recorded amount of FHLB stock equals its estimated fair value because the shares can only be redeemed by the FHLB at the $100 per share par value.

The Company views its investment in the FHLB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; 2) the impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB. As of September 30, 2011, the FHLB reported that it had met all of its regulatory capital requirements, but remained classified as "undercapitalized" by its
regulator, the Federal Housing Finance Agency ("FHFA").   On October 25, 2010,
the FHLB announced that it had entered into a Consent Agreement with the FHFA, which requires the FHLB to take certain specified actions related to its business and operations. The FHLB will not pay a dividend or repurchase capital stock while it is classified as undercapitalized. While the FHLB was classified as undercapitalized as of September 30, 2011, the Company does not believe that its investment in the FHLB is impaired. However, this estimate could change in the near term if: 1) significant other-than-temporary losses are incurred on the FHLB's mortgage-backed securities causing a significant decline in its regulatory capital status; 2) the economic losses resulting from credit deterioration on the FHLB's mortgage-backed securities increases significantly or 3) capital preservation strategies being utilized by the FHLB become ineffective.

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

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


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

The loan terms which have been modified or restructured due to a borrower's financial difficulty, include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals. Troubled debt restructured loans are considered impaired and are individually evaluated for impairment.

Impaired Loans

A loan is generally considered impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments due in accordance with the original or modified terms of the loan agreement. Impaired loans are measured based on the estimated fair value of the collateral less estimated cost to sell if the loan is considered collateral dependent. Impaired loans not considered to be collateral dependent are measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management's comprehensive analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and a detailed analysis of individual loans for which full collectability may not be assured. The detailed analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific and general components. The specific component relates to loans that are deemed impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the recorded value of that loan. The general component covers non-classified loans and classified loans that are not evaluated individually for impairment and is based on historical loss experience adjusted for qualitative factors. Qualitative factors are determined by loan type and adjust historical


(continued)
                                        93

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 1 - Summary of Significant Accounting Policies (continued)

Allowance for Loan Losses (concluded)

loss experience to reflect the current environment and portfolio performance trends including recent charge-off trends. Allowances are provided based on management's continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, collateral values, geographic concentrations, seasoning of the loan portfolio, specific industry conditions, and the duration of the current business cycle. The appropriateness of the allowance for loan losses on loans is estimated based upon these factors and trends identified by management at the time consolidated financial statements are prepared.

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


(continued)
                                         94

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 1 - Summary of Significant Accounting Policies (continued)

Interest on Loans and Loan Fees

Interest on loans is accrued daily based on the principal amount outstanding. Generally, the accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest (based on contractual terms), unless they are well secured and in the process of collection. All interest accrued but not collected for loans that are placed on non-accrual status or charged off is reversed against interest income. Subsequent collections on a cash basis are applied proportionately to past due principal and interest, unless collectability of principal is in doubt, in which case all payments are applied to principal. Loans are returned to accrual status when the loan is deemed current, and the collectability of principal and interest is no longer doubtful, or on one- to four-family loans when the loan is less than 90 days delinquent.

The Bank charges fees for originating loans. These fees, net of certain loan origination costs, are deferred and amortized to income, on the level-yield basis, over the loan term. If the loan is repaid prior to maturity, the remaining unamortized deferred loan origination fee is recognized in income at the time of repayment.

MSRs

The Bank holds rights to service loans that it has originated and sold to Federal Home Loan Mortgage Corporation ("Freddie Mac"). MSRs are capitalized at estimated fair value when acquired through the origination of loans that are subsequently sold with the servicing rights retained and are amortized to servicing income on loans sold in proportion to and over the period of estimated net servicing income. The value of MSRs at the date of the sale of loans is estimated based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans. The estimated fair value is periodically evaluated for impairment by comparing actual cash flows and estimated future cash flows from the servicing assets to those estimated at the time servicing assets were originated. Fair values are estimated using discounted cash flows based on current market rates of interest. For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Company stratifies its capitalized MSRs based on product type, and term of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights exceed their fair value. Impairment, if deemed temporary, is recognized through a valuation allowance to the extent that fair value is less than the recorded amount.

BOLI

BOLI policies are recorded at their cash surrender value less applicable cash surrender charges. Income from BOLI is recognized when earned.

(continued)
                                             95

Notes to Consolidated Financial Statements
----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


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

During the quarter ended June 30, 2011, the Company engaged a third party firm to perform the annual test for goodwill impairment. The test concluded that recorded goodwill was not impaired. As of September 30, 2011, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment. No assurance can be given, however, that the Company will not record an impairment loss on goodwill in the future.

CDI

The CDI is amortized to non-interest expense using an accelerated method over a ten-year period.

Premises and Equipment

Premises and equipment are recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: buildings and improvements - up to 40 years; furniture and equipment - three to seven years; and automobiles - five years. The cost of maintenance and repairs is charged to expense as incurred. Gains and losses on dispositions are reflected in earnings.

Impairment of Long-Lived Assets

Long-lived assets, consisting of premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the recorded amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the recorded amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the recorded amount of the assets exceeds the discounted recovery amount or estimated fair value of the assets. No events or changes in circumstances have occurred during the years ended September 30, 2011 or 2010 that would cause management to evaluate the recoverability of the Company's long-lived assets.

(continued)
                                        96

Notes to Consolidated Financial Statements
---------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


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

With respect to accounting for uncertainty in incomes taxes a tax provision is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The Company recognizes interest and or/penalties related to income tax matters as income tax expense.

(continued)

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 1 - Summary of Significant Accounting Policies (continued)

Income Taxes (concluded)

The Company is no longer subject to United States federal income tax examination by tax authorities for years ended on or before September 30, 2007.

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

Cash and Cash Equivalents and Cash Flows

The Company considers amounts included in the consolidated balance sheets' captions "Cash and due from financial institutions," and "Interest-bearing deposits in banks," all of which mature within ninety days, to be cash equivalents for purpose of reporting cash flows. Cash flows from loans, deposits, FRB borrowings and repurchase agreements are reported net.

Interest-bearing deposits in banks as of September 30, 2011 and 2010 included deposits with the Federal Reserve Bank of San Francisco of $93,465,000 and $88,805,000, respectively. The Company also maintains balances in correspondent bank accounts which, at times, may exceed FDIC insurance limits of $250,000. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the correspondent banks.

Advertising

Costs for advertising and marketing are expensed as incurred.

Stock-Based Compensation

The Company measures compensation cost for all stock-based awards based on the grant-date fair value and recognizes compensation cost over the service period of stock-based awards.

The fair value of stock options is determined using the Black-Scholes valuation model. The fair value of stock grants under the MRDP is equal to the fair value of the shares at the grant date.

The Company's stock compensation plans are described more fully in Note 15.

(continued)

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 1 - Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income
(loss) available for common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted net income per common share is computed by dividing net income available for common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Diluted loss per common share is the same as basic loss per common share for the years ended September 30, 2010 and 2009 due to the anti-dilutive effect of common stock equivalents. Common stock equivalents arise from assumed conversion of outstanding stock options and outstanding warrants to purchase common stock. Shares owned by the Bank's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing net income (loss) per common share.

Related Party Transactions

The Chairman of the Board of the Bank and the Company is a member of the law firm that provides general counsel to the Bank. Legal fees paid to this law firm for the years ended September 30, 2011, 2010 and 2009 totaled $176,000, $133,000 and $125,000, respectively.

Recent Accounting Pronouncements

In July 2010, the FASB issued updated guidance on disclosure requirements for the credit quality of financing receivables and the allowance for loan losses. The new guidance requires entities to provide disclosures designed to facilitate financial statement users' evaluation of (i) the nature of credit risk inherent in the entity's portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for loan losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for loan losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll forward of the allowance for loan losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. This guidance became effective for the Company's consolidated financial statements as of December 31, 2010 and for the year ended September 30, 2011.

(continued)

Notes to Consolidated Financial Statements
----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 1 - Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December 2010, the FASB issued updated guidance on goodwill and other intangibles regarding when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance became effective for the Company on October 1, 2011. The Company does not expect it to have a material impact on its consolidated financial statements.

In September 2011, the FASB issued guidance regarding testing goodwill for impairment. The new guidance allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of the reporting unit. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In April 2011, the FASB issued updated guidance on receivables and the determination of whether a loan modification is a troubled debt restructuring. The new guidance clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude under the guidance that both of the following exist:
(a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. This guidance became effective for the Company as of July 1, 2011, and applies retrospectively to restructurings occurring on or after October 1, 2010. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In April 2011, the FASB issued guidance regarding Transfer and Servicing for the Reconsideration of Effective Control for Repurchase Agreements. The guidance removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments. The guidance is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted.
The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In May 2011, the FASB issued amended guidance regarding the application of existing fair value measurement guidance. The provisions of the amended guidance clarify the application of existing fair value measurement guidance and revise certain measurement and disclosure requirements to achieve convergence of GAAP and International Financial Reporting Standards. The provisions of this amended guidance are effective for the Company's first reporting period beginning January 1, 2012, with early adoption not permitted. The Company is in the process of evaluating the impact of adoption of this guidance and does not expect it to have a material impact on its consolidated financial statements.

(continued)
                                       100

Notes to Consolidated Financial Statements
----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 1 - Summary of Significant Accounting Policies (concluded)

Recent Accounting Pronouncements (concluded)

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income (loss). The new guidance eliminates the current option to present the components of other comprehensive income (loss) in the statement of changes in equity and requires the presentation of net income
(loss) and other comprehensive income (loss) (and their respective components) either in a single continuous statement or in two separate but consecutive statements. The amendments do not alter any current recognition or measurement requirements with respect to the items of other comprehensive income (loss). The provisions of this guidance are effective for the Company's first reporting period beginning on January 1, 2012, with early
adoption permitted.   The Company does not expect it to have a material impact
on its consolidated financial statements.


Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances on hand or on deposit with the Federal Reserve Bank, based on a percentage of transaction account deposits. The amounts of the reserve requirement balances as of September 30, 2011 and 2010 were approximately $933,000 and $781,000, respectively.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 3 - Mortgage-Backed Securities and Other Investments

Mortgage-backed securities and other investments were as follows as of September 30 (in thousands):

                                          Gross         Gross        Estimated
                             Amortized    Unrealized    Unrealized   Fair
                             Cost         Gains         Losses       Value
                             ----         -----         ------       -----
2011
----

Held to Maturity

  Mortgage-backed
   securities:
      U.S. government
       agencies              $  1,831      $   45         $   (4)     $  1,872
      Private label
       residential              2,287         311           (271)        2,327
  U.S. agency
   securities                      27           3             --            30
                             --------      ------         ------      --------
    Total                    $  4,145      $  359         $ (275)     $  4,229
                             ========      ======         ======      ========
Available for Sale
  Mortgage-backed
   securities:
      U.S. government
       agencies              $  4,395      $  188         $   --      $  4,583
      Private label
       residential              1,227          59           (152)        1,134
  Mutual Funds                  1,000          --             --         1,000
                             --------      ------         ------      --------
    Total                    $  6,622      $  247         $ (152)     $  6,717
                             ========      ======         ======      ========
2010
----

Held to Maturity

  Mortgage-backed
   securities:
      U.S. government
       agencies              $  2,107      $   29         $   (5)     $  2,131
      Private label
       residential              2,931         161           (411)        2,681
  U.S. agency
   securities                      28           2             --            30
                             --------      ------         ------      --------
    Total                    $  5,066      $  192         $ (416)     $  4,842
                             ========      ======         ======      ========
Available for Sale
  Mortgage-backed
   securities:
      U.S. government
       agencies              $  7,846      $  262         $   --      $  8,108
      Private label
       residential              2,198          73           (248)        2,023
  Mutual Funds                  1,000          --            (12)          988
                             --------      ------         ------      --------
   Total                     $ 11,044      $  335         $ (260)     $ 11,119
                             ========      ======         ======      ========
(continued)
                                           102

Notes to Consolidated Financial Statements
----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 3 - Mortgage-Backed Securities and Other Investments (continued)


The following table summarizes the estimated fair value and gross unrealized losses for all securities and the length of time the unrealized losses existed as of September 30, 2011 (in thousands):




                                     Less Than 12 Months      12 Months or Longer            Total
                                   ----------------------   ----------------------   ----------------------
                                   Estimated                Estimated                Estimated
                                        Fair   Unrealized        Fair   Unrealized        Fair   Unrealized
                                       Value       Losses       Value       Losses       Value       Losses
                                   ---------   ----------   ---------   ----------   ---------   ----------
Held to Maturity
Mortgage-backed securities:
  U.S. government agencies             $ 109       $  (1)    $     357     $   (3)    $     466    $    (4)
  Private label residential               --          --           819       (271)          819       (271)
                                       -----       -----     ---------     ------     ---------    -------
  Total                                $ 109       $  (1)    $   1,176     $ (274)    $   1,285    $  (275)
                                       =====       =====     =========     ======     =========    =======
Available for Sale
Mortgage-backed securities:
  Private label residential            $  --       $  --     $     760    $  (152)    $     760    $  (152)
                                       -----       -----     ---------     ------     ---------    -------
  Total                                $  --       $  --     $     760    $  (152)    $     760    $  (152)
                                       =====       =====     =========     ======     =========    =======

The Company has evaluated these securities and has determined that the decline in their value is temporary. The unrealized losses are primarily due to unusually large spreads in the market for private label mortgage-related products. The fair value of the mortgage-backed securities is expected to recover as the securities approach their maturity date and/or as the pricing spreads narrow on mortgage-related securities. The Company has the ability and the intent to hold the investments until the market value recovers. Furthermore, as of September 30, 2011, management does not have the intent to sell any of the securities classified as available for sale where the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost (or recorded value if previously written down).

During the year ended September 30, 2011, the Company recorded net OTTI charges through earnings on residential mortgage-backed securities of $447,000. For the year ended September 30, 2010, the Company recorded net OTTI charges through earnings on residential mortgage-backed securities of $2,176,000. Effective January 1, 2009, the Company adopted new accounting guidance in accordance with GAAP, which provides for the bifurcation of OTTI into (i) amounts related to credit losses which are recognized through earnings and (ii) amounts related to all other factors which are recognized as a component of other comprehensive income (loss).

(continued)
                                          103

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------
Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 3 - Mortgage-Backed Securities and Other Investments (continued)

To determine the component of the gross OTTI related to credit losses, the Company compared the amortized cost basis of the OTTI security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. The revised expected cash flow estimates for individual securities are based primarily on an analysis of default rates, prepayment speeds and third-party analytic reports. Significant judgment of management is required in this analysis that includes, but is not limited to, assumption regarding the collectability of principal and interest, net of related expenses, on the underlying loans.

The following table presents a summary of the significant inputs utilized to measure management's estimates of the credit loss component on OTTI securities as of September 30, 2011 and 2010:
                                         Range
                                 ---------------------     Weighted
                                  Minimum     Maximum       Average
                                 ---------    --------     --------
At September 30, 2011
Constant prepayment rate           6.00%       15.00%        10.71%
Collateral default rate            0.43%       24.23%         8.03%
Loss severity rate                11.93%       64.54%        39.22%

At September 30, 2010
Constant prepayment rate           6.00%       15.00%         8.28%
Collateral default rate            3.69%       68.09%        34.75%
Loss severity rate                30.02%       60.43%        45.35%

The following table presents the OTTI losses for the years ended September 30, 2011 and 2010 (in thousands).

                                          2011                   2010
                                   -------------------   --------------------
                                   Held to   Available   Held to    Available
                                   Maturity   For Sale   Maturity    For Sale
                                   --------  ---------   --------   ---------
Total OTTI losses                   $  210    $   26     $    895     $  103

Portion of OTTI losses recognized in
  other comprehensive loss (before
  taxes)(1)                            211        --        1,178         --
                                   --------  ---------   --------   ---------
Net impairment losses recognized in
  earnings (2)                      $  421    $   26     $  2,073     $  103
                                   ========  =========   ========   =========
----------------------------------
  (1) Represents OTTI losses related to all other factors.
  (2) Represents OTTI losses related to credit losses.

 (continued)
                                            104

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 3 - Mortgage-Backed Securities and Other Investments (continued)

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the years ended September 30, 2011 and 2010 (in thousands).

                                                        2011             2010
                                                    --------        ---------
Balance, beginning of year                          $  4,725        $   3,551

Additions:
  Credit losses for which OTTI was
    not previously recognized                             53              400
  Additional increases to the amount
    related to credit loss for which OTTI
    was previously recognized                            398            1,818
Subtractions:
  Realized losses recorded previously
    as credit losses                                  (1,811)          (1,044)
  Recovery of prior credit loss                           (4)              --
                                                    --------        ---------
Balance, end of year                                $  3,361        $   4,725
                                                    ========        =========

During the year ended September 30, 2011 there were realized gains on two available for sale securities in the amount of $79,000. There were no gross realized gains on sales of securities for the years ended September 30, 2010 and 2009. During the year ended September 30, 2011, the Company recorded a $1,813,000 realized loss (as a result of securities being deemed worthless) on twenty-eight held to maturity and one available for sale residential mortgage-backed securities of which $1,811,000 had been recognized previously as a credit loss. During the year ended September 30, 2010, the Company recorded a $1,064,000 realized loss (as a result of securities being deemed worthless) on eighteen held to maturity residential mortgage-backed securities of which $1,044,000 had been recognized previously as a credit loss. During the year ended September 30, 2009, the Company recorded a $109,000 realized loss on three held to maturity residential mortgage-backed securities of which $33,000 had been recognized previously as a credit loss.

The recorded amount of residential mortgage-backed and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral, retail repurchase agreements and other non-profit organization deposits totaled $7,883,000 and $12,800,000 at September 30, 2011 and 2010, respectively.

(continued)
                                         105

Notes to Consolidated Financial Statements
----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 3 - Mortgage-Backed Securities and Other Investments (concluded)


The contractual maturities of debt securities at September 30, 2011, are as follows (in thousands). Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

                               Held to Maturity         Available for Sale
                               ----------------         ------------------
                                          Estimated                 Estimated
                               Amortized  Fair          Amortized   Fair
                               Cost       Value         Cost        Value
                               ----       -----         ----        -----

Due within one year             $    --   $    --       $     1     $     1
Due after one year to five
 years                               23        24            --          --
Due after five to ten years          38        40           110         117
Due after ten years               4,084     4,165         5,511       5,599
                                -------    ------       -------     -------

   Total                        $ 4,145   $ 4,229       $ 5,622     $ 5,717
                                =======   =======       =======     =======

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 4 - Loans Receivable and Allowance for Loan Losses

Loans receivable and loans held for sale by portfolio segment consisted of the following at September 30 (in thousands):

                                                           2011       2010
                                                        ---------  ---------
Mortgage loans:
  One- to four-family                                   $ 110,636  $ 118,044
  Multi-family                                             30,982     32,267
  Commercial                                              246,037    208,002
  Construction - custom and owner / builder                26,205     30,945
  Construction - speculative one- to four-family            1,919      4,777
  Construction - commercial                                12,863     23,528
  Construction - multi-family                               9,322      3,587
  Construction - land development                           2,175      6,434
  Land                                                     49,236     62,999
                                                        ---------  ---------
  Total mortgage loans                                    489,375    490,583
Consumer loans:
  Home equity and second mortgage                          36,008     38,418
  Other                                                     8,240      9,086
                                                        ---------  ---------
  Total consumer loans                                     44,248     47,504

Commercial business loans                                  22,510     17,979
                                                        ---------  ---------
  Total loans receivable                                  556,133    556,066

Less:
  Undisbursed portion of construction loans in process     18,265     17,952
  Deferred loan origination fees                            1,942      2,229
  Allowance for loan losses                                11,946     11,264
                                                        ---------  ---------
                                                           32,153     31,445
                                                        ---------  ---------
  Loans receivable, net                                   523,980    524,621
Loans held for sale (one- to four-family)                   4,044      2,970
                                                        ---------  ---------
  Total loans receivable and loans held for sale, net   $ 528,024  $ 527,591
                                                        =========  =========

Certain related parties of the Bank, principally Bank directors and officers, are loan customers of the Bank in the ordinary course of business. These loans were performing according to their terms at September 30, 2011 and 2010. Activity in related party loans during the years ended September 30 was as follows (in thousands):
                                                            2011       2010
                                                           ------     ------
Balance, beginning of year                                 $2,746     $1,781
New loans                                                      17      1,044
Repayments                                                   (265)       (79)
                                                           ------     ------
  Balance, end of year                                     $2,498     $2,746
                                                           ======     ======
(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 4 - Loans Receivable and Allowance for Loan Losses (continued)

Loan Segment Risk Characteristics
---------------------------------
The Company believes that its loan classes are the same as its loan segments.

One- To Four-Family Residential Lending: The Company originates both fixed rate and adjustable rate loans secured by one- to four-family residences. A portion of the fixed-rate one- to four-family loans are sold in the secondary market for asset/liability management purposes and to generate non-interest income. The Company's lending policies generally limit the maximum loan-to-value on one- to four-family loans to 90% of the lesser of the appraised value or the purchase price. However, the Company usually obtains private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property.

Multi-Family Lending: The Company originates loans secured by multi-family dwelling units (more than four units). Multi-family lending generally affords the Company an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by multi-family properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on the loans secured by multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or economy. The Company attempts to minimize these risks by scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.

Commercial Mortgage Lending: The Company originates commercial real estate loans secured by properties such as office buildings, retail/wholesale facilities, motels, restaurants, mini-storage facilities and other commercial properties. Commercial real estate lending generally affords the Company an opportunity to receive interest at higher rates than those available from one- to four-family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or economy. The Company attempts to mitigate these risks by generally limiting the maximum loan-to-value ratio to 80% and scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.

Construction Lending: The Company currently originates the following types of construction loans: custom construction loans, owner/builder construction loans, speculative construction loans (on a very limited basis), commercial real estate construction loans, and multi-family construction loans. The Company is not currently originating new land development loans.

Construction lending affords the Company the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than one-to four family residential lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimated cost of construction proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to complete the project. If the estimate of value upon completion proves to be inaccurate, the Company may be confronted with a project whose value is insufficient to assure full repayment and it may incur a loss. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder's ability to sell the property prior to the time that the construction loan is due. The Company attempts to mitigate these risks by adhering to strict underwriting policies, disbursement procedures, and monitoring practices.

(continued)                            108

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 4 - Loans Receivable and Allowance for Loan Losses (continued)

Construction Lending - Custom and Owner/Builder: Custom construction loans are made to home builders who, at the time of construction, have a signed contract with a home buyer who has a commitment to purchase the finished home. Owner/builder construction loans are originated to home owners rather than home builders and are typically refinanced into permanent loans at the completion of construction.

Construction Lending - Speculative One- To Four-Family: Speculative one-to four-family construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of the loan origination, a signed contract with a home buyer who has a commitment for permanent financing with the Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period. The Company is currently originating speculative one-to four-family construction loans on a very limited basis.

Construction Lending - Commercial: Commercial construction loans are originated to construct properties such as office buildings, hotels, retail rental space and mini-storage facilities.

Construction Lending - Multi-Family: Multi-family construction loans are originated to construct apartment buildings and condominium projects.

Construction Lending - Land Development: The Company historically originated loans to real estate developers for the purpose of developing residential subdivisions. The Company is not currently originating any new land development loans.

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

Consumer Lending - Home Equity and Second Mortgages:   The Company originates
home equity lines of credit and second mortgage loans. Home equity lines of credit and second mortgage loans have a greater credit risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Company. The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the collateral and the credit worthiness of the borrower.

(continued)
                                 109

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 4 - Loans Receivable and Allowance for Loan Losses (continued)

Consumer Lending - Other: The Company originates other consumer loans, which include automobile loans, boat loans, motorcycle loans, recreational vehicle loans, savings account loans and unsecured loans. Other consumer loans generally have shorter terms to maturity than mortgage loans. Other consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the credit worthiness of the borrower.

Commercial Business Lending: The Company originates commercial business loans which are generally secured by business equipment, accounts receivable, inventory or other property. The Company also generally obtains personal guarantees from the principals based on a review of personal financial statements. Commercial business lending generally involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment, because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while the liquidation of collateral is a secondary and potentially insufficient source of repayment. The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the management of the business and the credit worthiness of the borrowers and the guarantors.


Allowance for Loan Losses
-------------------------
The following table sets forth information for the year ended September 30, 2011 regarding activity in the allowance for loan losses by portfolio segment (in thousands):

                                For the Year Ended September 30, 2011
                                -------------------------------------
                      Beginning                                       Ending
                      Allowance  Provision  Charge-offs  Recoveries  Allowance
                      ---------  ---------  -----------  ----------  ---------
Mortgage loans:
 One-to four-family    $   530     $  622     $  543       $  151     $  760
 Multi-family              393        642        - -           41      1,076
 Commercial              3,173        804         47          105      4,035
 Construction - custom
  and owner / builder      481       (211)        48          - -        222
 Construction -
  speculative one- to
  four-family              414       (142)       103          - -        169
 Construction -
  commercial               245      1,993      1,444          - -        794
 Construction -
  multi-family             245      1,328      1,219          - -        354
 Construction -
  land
  development              240        993      1,158            4         79
 Land                    3,709        744      1,704           46      2,795
Consumer loans:
 Home equity and
  second mortgage          922        354        150           42        460
 Other                     451         (8)        30            2        415
Commercial business
 loans                     462        347         22            1        787
                       -------     ------     ------       ------    -------
Total                  $11,264     $6,758     $6,468       $  392    $11,946
                       =======     ======     ======       ======    =======

(continued)
                                       110

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 4 - Loans Receivable and Allowance for Loan Losses (continued)


A summary analysis of activity in the allowance for loan losses for the years ended September 30 is as follows (in thousands):

                                               2010         2009
                                             --------    --------
Balance, beginning of year                   $ 14,172    $  8,050
Provision for loan losses                      10,550      10,734
Allocated to commitments                          - -        (169)
Loans charged off                             (13,820)     (4,531)
Recoveries                                        362          88
                                             --------    --------
  Net charge-offs                             (13,458)     (4,443)
                                             --------    --------

  Balance, end of year                       $ 11,264    $ 14,172
                                             ========    ========

The following table presents information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at September 30, 2011 (in thousands):


                                     Allowance for Loan Losses              Recorded Investment in Loans
                                -----------------------------------     ------------------------------------

                              Individually    Collectively            Individually    Collectively
                             Evaluated for   Evaluated for           Evaluated for   Evaluated for
                                Impairment      Impairment    Total     Impairment      Impairment    Total
                                ----------      ----------  -------     ----------      ----------   -------
Mortgage loans:
  One- to four-family             $   45         $  715     $   760      $  3,701        $110,979   $114,680
  Multi-family                       632            444       1,076         5,482          25,500     30,982
  Commercial                         255          3,780       4,035        19,322         226,715    246,037
  Construction - custom
   and owner / builder                11            211         222           320          16,777     17,097
  Construction - speculative
   one- to four-family                37            132         169           700             906      1,606
  Construction - commercial          738             56         794         5,435           2,479      7,914
  Construction - multi-family         --            354         354           632           4,867      5,499
  Construction - land
   development                        --             79          79         1,882             221      2,103
  Land                               560          2,235       2,795         9,997          39,239     49,236
Consumer loans:
  Home equity and second
   mortgage                           10            450         460         1,014          34,994     36,008
  Other                                1            414         415             1           8,239      8,240
Commercial business loans             --            787         787            44          22,466     22,510
                                  ------         ------     -------       -------        --------   --------
                                  $2,289         $9,657     $11,946       $48,530        $493,382   $541,912
                                  ======         ======     =======       =======        ========   ========


(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 4 - Loans Receivable and Allowance for Loan Losses (continued)

The following table presents an age analysis of past due status of loans by portfolio segment at September 30, 2011 (in thousands):


                                                                   Past Due 90
                                                                  Days or More
                             30-59 Days   60-89 Days     Non-        and Still     Total             Total
                               Past Due     Past Due  Accrual (1)     Accruing  Past Due  Current    Loans
                               --------     --------  -----------   ----------  --------  -------   ------
Mortgage loans:
  One- to four-family          $    --      $ 1,822    $ 2,150        $   --    $  3,972  $110,708  $114,680
  Multi-family                      --           --         --         1,449       1,449    29,533    30,982
  Commercial                        --       12,723      6,571            --      19,294   226,743   246,037
  Construction - custom
   and owner / builder              --           --        320            --         320    16,777    17,097
  Construction - speculative
   one- to four-family              --           --         --            --          --     1,606     1,606
  Construction - commercial         --           --        688            --         688     7,226     7,914
  Construction - multi-family       --          752        632            --       1,384     4,115     5,499
  Construction - land
   development                      --           --      1,882            --       1,882       221     2,103
  Land                           1,100        2,558      8,935            29      12,622    36,614    49,236
Consumer loans:
  Home equity and second
   mortgage                        643          441        366            --       1,450    34,558    36,008
  Other                              9            7          1            --          17     8,223     8,240
Commercial business loans           --           14         44           276         334    22,176    22,510
                               -------      -------    -------        ------    --------  --------  --------

Total                          $ 1,752      $18,317    $21,589        $1,754    $ 43,412  $498,500  $541,912
                               =======      =======    =======        ======    ========  ========  ========
---------------
(1) Includes non-accrual loans past due 90 days or more and manual non-accrual loans.


Credit Quality Indicators
-------------------------
The Company uses credit risk grades which reflect the Company's assessment of a loan's risk or loss potential. The Company categorizes loans into risk grade categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors such as the estimated fair value of the collateral. The Company uses the following definitions for credit risk ratings as part of the on-going monitoring of the credit quality of its loan portfolio:

Pass: Pass loans are defined as those loans that meet acceptable quality underwriting standards.

Watch: Watch loans are defined as those loans that still exhibit marginal acceptable quality, but have some concerns that justify greater attention. If these concerns are not corrected, a potential for further adverse categorization exists. These concerns could relate to a specific condition peculiar to the borrower or its industry segment or the general economic environment.

Special Mention: Special mention loans are defined as those loans deemed by management to have some potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the payment prospects of the loan. Assets in this category do not expose the Company to sufficient risk to warrant a substandard classification.

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

Loss: Loans in this classification are considered uncollectible and of such little value that continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless loan even though partial recovery may be realized in the future.

(continued)                            112

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 4 - Loans Receivable and Allowance for Loan Losses (continued)

The following table lists the loan credit risk grades by portfolio segment utilized by the Company that serve as credit quality indicators. The credit risk loan grades include high and low factors associated with their segments that are utilized to calculate the aggregate ranges of the allowance for loan losses at September 30, 2011 (in thousands):

                                             Loan Grades
                        ------------------------------------------------------
                         Pass    Watch    Special Mention  Substandard   Total
                        -----   ------    ---------------  -----------  ------
Mortgage loans:
 One- to four-family  $100,159  $ 6,131       $ 2,450       $ 5,940   $114,680
 Multi-family           19,279      199        10,380         1,124     30,982
 Commercial            212,898    1,042         6,320        25,777    246,037
 Construction -
  custom and
  owner / builder       16,522      255            --           320     17,097
 Construction -
  speculative one-
  to four-family           323       --           700           583      1,606
 Construction -
  commercial             2,479       --            --         5,435      7,914
 Construction -
  multi-family           4,115       --           752           632      5,499
 Construction -
  land development          83       --            --         2,020      2,103
 Land                   26,825    6,604         5,084        10,723     49,236
Consumer loans:
 Home equity and
  second mortgage       32,389      901         1,513         1,205     36,008
 Other                   8,179       50            --            11      8,240
Commercial business
 loans                  19,060       20           220         3,210     22,510
                      --------  -------       -------       -------   --------
   Total              $442,311  $15,202       $27,419       $56,980   $541,912
                      ========  =======       =======       =======   ========

Impaired Loans
--------------
At September 30, 2011, 2010 and 2009, the Bank had impaired loans totaling approximately $48,530,000, $42,245,000 and $47,622,000 respectively. Interest income recognized on impaired loans for the years ended September 30, 2011, 2010 and 2009 was $2,054,000, $1,296,000 and $803,000 respectively. Interest income recognized on a cash basis on impaired loans for the years ended September 30, 2011, 2010 and 2009 was $1,299,000, $816,000 and $647,000,
respectively. The average investment in impaired loans for the years ended September 30, 2011, 2010 and 2009 was $46,630,000, $42,747,000 and
$32,597,000, respectively. The Bank had $25,542,000 in troubled debt restructured loans included in impaired loans at September 30, 2011. The Bank had $144,000 in commitments to lend additional funds on these loans. The Bank had $16,400,000 in troubled debt restructured loans included in impaired loans at September 30, 2010 and there were commitments to lend an additional $1,055,000 in funds on these loans. The Bank had $9,492,000 in troubled debt restructured loans included in impaired loans at September 30, 2009 and there were commitments to lend an additional $1,433,000 in funds on these loans.

Following is a summary of information related to impaired loans at September 30 (in thousands):

                                           2011            2010
                                        --------         --------
Impaired loans without a valuation
 allowance                              $ 31,863         $ 36,475
Impaired loans with a valuation
 allowance                                16,667            5,770
                                        --------         --------
    Total impaired loans                $ 48,530         $ 42,245
                                        ========         ========

(continued)
                                       113

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 4 - Loans Receivable and Allowance for Loan Losses (continued)

The following table is a summary of information related to impaired loans by portfolio segment as of and for the year ended September 30, 2011 (in thousands):


                                                                                        For the Year Ended
                                                    September 30, 2011                  September 30, 2011
                                  -------------------------------------------------  -----------------------
                                            Unpaid Principal                                      Cash Basis
                                               Balance (Loan                 Average    Interest    Interest
                                    Recorded    Balance Plus     Related    Recorded      Income      Income
                                  Investment      Charge Off)  Allowance  Investment  Recognized  Recognized
                                  ----------      -----------  ---------  ----------  ----------  ----------
With no related allowance
 recorded:
 Mortgage loans:
  One- to four-family             $ 2,092           $ 2,387     $   --     $ 2,908      $   30     $   22
  Multi-family                         --               982         --         681          --         --
  Commercial                       18,137            19,279         --      14,623       1,060        573
  Construction - custom and
   owner / builder                    209               209         --         303           7          1
  Construction - speculative
   one- to four-family                 --                --         --         502           7          7
  Construction - multi-family         632             1,135         --       1,287           4          4
  Construction - land development   1,882             7,179         --       2,920           5         --
  Land                              8,198            11,533         --       7,883          69         42
Consumer loans:
  Home equity and second mortgage     669               719         --         430          26         16
  Other                                --                --         --          13          --         --
  Commercial business loans            44                65         --          44           2          2
                                  -------           -------     ------     -------      ------     ------
    Subtotal                       31,863            43,488         --      31,594       1,210        667
With an allowance recorded:
 Mortgage loans:
  One- to four-family               1,609             1,609         45         768          47         38
  Multi-family                      5,482             5,482        632       4,798         298        222
  Commercial                        1,185             1,185        255       1,409          50        118
  Construction - custom and
   owner / builder                    111               111         11          45           2          2
  Construction - speculative
   one- to four-family                700               700         37       1,042          50         37
  Construction - commercial         5,435             6,879        738       3,537         273        123
  Construction - multi-family          --                --         --          65          --         --
  Land                              1,799             1,821        560       2,946         114         83
Consumer loans:
  Home equity and second mortgage     345               345         10         425          10          9
  Other                                 1                 1          1           1          --         --
                                  -------           -------     ------     -------      ------     ------
    Subtotal                       16,667            18,133      2,289      15,036         844        632
Total
 Mortgage loans:
  One- to four-family               3,701             3,996         45       3,676          77         60
  Multi-family                      5,482             6,464        632       5,479         298        222
  Commercial                       19,322            20,464        255      16,032       1,110        691
  Construction - custom and
   owner / builder                    320               320         11         348           9          3
  Construction - speculative one-
   to four-family                     700               700         37       1,544          57         44
  Construction - commercial         5,435             6,879        738       3,537         273        123
  Construction - multi-family         632             1,135         --       1,352           4          4
  Construction - land development   1,882             7,179         --       2,920           5         --
  Land                              9,997            13,354        560      10,829         183        125
Consumer loans:
  Home equity and second mortgage   1,014             1,064         10         855          36         25
  Other                                 1                 1          1          14          --         --
Commercial business loans              44                65         --          44           2          2
                                  -------           -------     ------     -------      ------     ------
    Total                         $48,530           $61,621     $2,289     $46,630      $2,054     $1,299
                                  =======           =======     ======     =======      ======     ======

(continued)                                         114




Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 4 - Loans Receivable and Allowance for Loan Losses (concluded)

The following table sets forth information with respect to the Company's troubled debt restructurings by portfolio segment during the year ended September 30, 2011 (dollars in thousands):

                                        Pre-Modification   Post-Modification
                                             Outstanding         Outstanding
                              Number of         Recorded            Recorded
                              Contracts       Investment          Investment
                              ---------       ----------          ----------
One-to four family                5             $ 1,619             $ 1,619
Multi-family                      4               6,534               5,482
Commercial                        8               5,903               6,226
Construction -
 speculative one-to four-
 family                           1                 700                 700
Construction - commercial         2               6,800               5,451
Construction - land
 development                      4               5,433               5,433
Land                             12               7,263               7,051
Home Equity                       3                 654                 654
                                ---             -------             -------
  Total                          39             $34,906             $32,616
                                ===             =======             =======


The balance of troubled debt restructured loans by portfolio segment modified during the year ended September 30, 2011 that subsequently defaulted were as follows (dollars in thousands):

                         Number of       Recorded
                         Contracts     Investment
                         ---------     ----------

Commercial                   1          $  919
Land                         1             147
                           -----       ------
  Total                      2          $1,066
                           =====        ======

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 5 - Mortgage Servicing Rights

Loans serviced for Freddie Mac are not included in the accompanying consolidated balance sheets. The principal amounts of those loans at September 30, 2011, 2010 and 2009 were $298,924,000, $280,852,000 and
$251,837,000, respectively.

Following is an analysis of the changes in mortgage servicing rights for the years ended September 30 (in thousands):

                                            2011       2010       2009
                                           ------     ------     ------

Balance, beginning of year                 $1,929     $2,618     $1,306
Additions                                     455        805      1,785
Amortization                                 (681)      (604)      (473)
Valuation allowance                          (434)      (890)      (169)
Recovery of valuation allowance               839        - -        169
                                           ------     ------     ------

  Balance, end of year                     $2,108     $1,929     $2,618
                                           ======     ======     ======


At September 30, 2011, 2010 and 2009, the fair value of mortgage servicing rights totaled $2,108,000, $1,929,000 and $2,650,000, respectively. The fair values for 2011, 2010, and 2009 were estimated using discounted cash flow analyses with discount rates of 10.11%, 10.40% and 10.52%, respectively, and prepayment speed factors of 324, 350 and 185, respectively. At September 30, 2011 and 2010, there were mortgage servicing rights valuation allowances of $485,000 and $890,000, respectively. There was no valuation allowance at September 30, 2009.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 6 - Premises and Equipment

Premises and equipment consisted of the following at September 30 (in thousands):
                                             2011          2010
                                           -------       -------

Land                                       $ 4,291       $ 4,291
Buildings and improvements                  16,517        16,054
Furniture and equipment                      6,700         6,758
Property held for future expansion             110           110
Construction and purchases in progress         170            95
                                           -------       -------
                                            27,788        27,308
Less accumulated depreciation               10,398         9,925
                                           -------       -------

  Premises and equipment, net              $17,390       $17,383
                                           =======       =======

The Bank leases certain premises under operating leases. Rental expense of leased premises was $232,000, $228,000 and $243,000 for the years ended September 30, 2011, 2010, and 2009, respectively, which is included in premises and equipment expense.

Minimum net rental commitments under non-cancellable leases having an original or remaining term of more than one year for future years ending September 30 are as follows (in thousands):

2012                                        $ 211
2013                                          211
2014                                          144
2015                                          144
2016                                           96
                                            -----

  Total minimum payments required           $ 806
                                            =====

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 7 - OREO and Other Repossessed Assets

The following table presents the activity related to OREO and other repossessed assets for the year ended September 30, 2011 (dollars in thousands):

                                           2011                 2010
                                         Amount     Number    Amount    Number
                                         ------     ------    ------    ------

Balance, beginning of year              $11,519       30     $ 8,185      26
Additions to OREO and other
 repossessed assets                       5,782       39       9,434      31
Capitalized improvements                     83       --         288      --
Lower of cost or fair value losses       (1,402)      --        (829)     --
Disposition of OREO and other
 repossessed assets                      (5,171)     (19)     (5,559)    (27)
                                        -------      ---     -------     ---

   Balance, end of year                 $10,811       50     $11,519      30
                                        =======      ===     =======     ===

At September 30, 2011, OREO and other repossessed assets consisted of 46 properties in Washington, with balances ranging from $4,000 to $2,647,000 and four other repossessed assets totaling $81,000. At September 30, 2010, OREO consisted of 27 properties in Washington, with balances ranging from $5,000 to $3,048,000 and three other repossessed assets totaling $67,000. The Bank recorded a net gain on sale of OREO and other repossessed assets for the years ended September 30, 2011, 2010 and 2009 of $548,000, $291,000 and $60,000,
respectively, which is netted against OREO and other repossessed assets expense in the accompanying consolidated statements of operations.


Note 8 - Core Deposit Intangibles

During the year ended September 30, 2005, the Company recorded a CDI of $2,201,000 in connection with the October 2004 acquisition of seven branches and related deposits. Net unamortized CDI totaled $397,000 and $564,000 at September 30, 2011 and 2010, respectively. Amortization expense related to the CDI for the years ended September 30, 2011, 2010 and 2009 was $167,000, $191,000 and $217,000, respectively.

Amortization expense for the CDI for future years ending September 30 is estimated to be as follows (in thousands):

    2012                                                   $ 147
    2013                                                     131
    2014                                                     116
    2015                                                       3
                                                           -----

    Total                                                  $ 397
                                                           =====

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 9 - Deposits

Deposits consisted of the following at September 30 (in thousands):

                                                           2011       2010
                                                         --------   --------

Non-interest-bearing demand                              $ 64,494   $ 58,755
NOW checking                                              155,299    153,304
Savings                                                    83,636     67,448
Money market accounts                                      61,028     55,723
Certificates of deposit                                   228,221    243,639
                                                         --------   --------

  Total deposits                                         $592,678   $578,869
                                                         ========   ========

Certificates of deposit of $100,000 or greater totaled $86,322,000 and $93,006,000 at September 30, 2011 and 2010, respectively. The Bank did not have any brokered deposits at September 30, 2011 or 2010.

Scheduled maturities of certificates of deposit for future years ending September 30 are as follows (in thousands):

2012                                                                $157,161
2013                                                                  39,793
2014                                                                   8,779
2015                                                                   9,453
2016                                                                  12,409
Thereafter                                                               626
                                                                    --------

  Total                                                             $228,221
                                                                    ========

Interest expense by account type is as follows for the years ended September 30 (in thousands):

                                                2011        2010       2009
                                              -------     -------   --------
NOW checking                                  $ 1,415     $ 1,749   $  1,031
Savings                                           459         454        394
Money market accounts                             435         677      1,036
Certificates of deposit                         3,827       4,921      6,387
Certificates of deposit - brokered                 --           6        624
                                              -------     -------   --------

  Total                                       $ 6,136     $ 7,807   $  9,472
                                              =======     =======   ========

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 10 - FHLB Advances and FRB Borrowings

The Bank has long- and short-term borrowing lines with the FHLB with total credit on the lines equal to 30% of the Bank's total assets, limited by available collateral. Borrowings are considered short-term when the original
maturity is less than one year.   The Bank had $55,000,000 and $75,000,000 of
long-term FHLB advances outstanding at September 30, 2011 and 2010, respectively.

The long-term borrowings at September 30, 2011 mature at various dates through September 2017 and bear interest at rates ranging from 3.49% to 4.34%. Under the Advances, Security and Deposit Agreement, virtually all of the Bank's assets, not otherwise encumbered, are pledged as collateral for advances. Principal reductions due for future years ending September 30 are as follows (in thousands):

2012                                                                $ 10,000
2013                                                                      --
2014                                                                      --
2015                                                                      --
2016                                                                      --
Thereafter                                                            45,000
                                                                    --------
                                                                    $ 55,000
                                                                    ========

A portion of the long-term advances have a putable feature and may be called by the FHLB earlier than the scheduled maturities.

The Bank also maintains a short-term borrowing line with the FRB with total credit based on eligible collateral. At September 30, 2011 the Bank had a borrowing capacity on this line of $58,669,000 with no balance outstanding. The Bank had no outstanding balance on this line at September 30, 2010.

Information concerning total short-term borrowings as of and for the years ended September 30 is summarized as follows (dollars in thousands):

                                                  2011       2010      2009
                                                -------    -------   -------

  Average daily balance during the period        $  --     $   384    $    48
  Average daily interest rate during the period     --%       0.66%      0.69%
  Maximum month-end balance during the period    $  --     $10,000    $10,000
  Weighted average interest rate at end of the
   period                                           --          --       0.50%

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 11 - Repurchase Agreements

Repurchase agreements at September 30, 2011 and 2010 consisted of overnight repurchase agreements with customers totaling $729,000 and $622,000, respectively.

Information concerning repurchase agreements as of and for the years ended September 30 is summarized as follows (dollars in thousands):

                                                    2011           2010
                                                   ------         ------

  Average daily balance during the period        $      511     $     539
  Average daily interest rate during the period         0.05%         0.05%
..
  Maximum month-end balance during the period    $      729     $     750
  Weighted average rate at end of the period            0.05%         0.05%

  Securities underlying the agreements at end
   of the period:
    Recorded value                               $      673     $     690
    Estimated fair value                                688           695

The securities underlying the agreements at September 30, 2011 and 2010 were under the Company's control in safekeeping at third-party financial institutions.


Note 12 - Other Liabilities and Accrued Expenses

Other liabilities and accrued expenses were comprised of the following at September 30 (in thousands):

                                                    2011           2010
                                                   ------         ------
Accrued deferred compensation and profit sharing
 plans payable                                     $   184         $    81
Accrued preferred stock dividends payable            1,248             416
Accrued interest payable on deposits, advances,
 borrowings and repurchase agreements                  545             737
Accounts payable and accrued expenses - other        1,635           1,554
                                                   -------         -------

  Total other liabilities and accrued expenses     $ 3,612         $ 2,788
                                                   =======         =======

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 13 - Federal Income Taxes

The components of the provision (benefit) for federal income taxes for the years ended September 30 were as follows (in thousands):

                                            2011         2010        2009
                                          -------       ------      ------
Current                                   $  830       $(2,030)    $   831
Deferred                                    (526)          466      (1,813)
                                          ------       -------     -------

  Provision (benefit)                     $  304       $(1,564)    $  (982)
                                          ======       =======     =======


At September 30, 2011 and 2010, the Company recorded income taxes receivable of $1,071,000 and $2,564,000, respectively, which are included in other assets in the accompanying consolidated balance sheets.


The components of the Company's deferred tax assets and liabilities at September 30 were as follows (in thousands):


                                                            2011       2010
                                                           ------     ------
Deferred Tax Assets
  Accrued interest on loans                               $   215    $   479
  Unearned ESOP shares                                        355        439
  Allowance for loan losses                                 4,362      3,977
  Allowance for OREO losses                                   590        153
  CDI                                                         264        257
  Unearned MRDP shares                                         98         60
  Net unrealized securities losses                            225        341
  Capital loss carry-forward                                  677        680
  OTTI credit impairment                                      185        111
  Other                                                       163        159
                                                          -------    -------
  Total deferred tax assets                                 7,134      6,656

(continued)
                                      122

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 13 - Federal Income Taxes (concluded)

                                                            2011       2010
                                                           ------     ------
Deferred Tax Liabilities
  FHLB stock dividends                                     $  880     $  880
  Depreciation                                                228        319
  Goodwill                                                    896        768
  Mortgage servicing rights                                   717        656
  Prepaid expenses                                            167        195
  Other                                                        15         17
                                                           ------     ------
  Total deferred tax liabilities                            2,903      2,835

  Valuation allowance for capital loss on sale of
   securities                                                (421)      (421)
                                                           ------     ------

  Net deferred tax assets                                  $3,810     $3,400
                                                           ======     ======

The Company has a capital loss carry forward in the amount of $1,992,000 that will expire in 2013.

The provision (benefit) for federal income taxes for the years ended September 30 differs from that computed at the statutory corporate tax rate as follows (dollars in thousands):

                                                 2011       2010       2009
                                                ------     ------     ------
Expected tax provision (benefit) at statutory
 rate                                           $ 474     $(1,312)   $ (429)
BOLI income                                      (175)       (167)     (337)
Dividends on ESOP                                  --         (12)     (121)
Other - net                                         5         (73)      (95)
                                                -----     -------    ------

Provision (benefit) for federal income taxes    $ 304     $(1,564)   $ (982)
                                                =====     =======    ======

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 14 - Employee Stock Ownership and 401(k) Plan ("KSOP")

Effective October 3, 2007, the Bank established the Timberland Bank Employee Stock Ownership and 401(k) Plan by combining the existing Timberland Bank Employee Stock Ownership Plan (established in 1997) and the Timberland Bank 401(k) Profit Sharing Plan (established in 1970). The KSOP is comprised of two components, the ESOP and the 401(k) Plan. The KSOP benefits employees with at least one year of service who are 21 years of age or older. It may be funded by Bank contributions in cash or stock for the ESOP and in cash only for the 401(k) profit sharing. Employee vesting occurs over six years.

ESOP
----

The amount of the annual contribution is discretionary, except that it must be sufficient to enable the ESOP to service its debt. All dividends received by the ESOP are used to pay debt service. There were no dividends used to service debt for the year ended September 30, 2011. Dividends of $35,000 and $331,000 were used to service the debt during the years ended September 30, 2010 and 2009, respectively. As of September 30, 2011, 208,032 ESOP shares had been distributed to participants.

In January 1998, the ESOP borrowed $7,930,000 from the Company to purchase 1,058,000 shares of common stock of the Company. The loan is being repaid primarily from the Bank's contributions to the ESOP and is scheduled to be fully repaid by March 31, 2019. The interest rate on the loan is 8.5%. Interest expense on the ESOP debt was $291,000, $315,000, and $337,000 for the years ended September 30, 2011, 2010 and 2009, respectively. The balance of the loan at September 30, 2011 was $3,240,000.

Shares held by the ESOP as of September 30 were classified as follows:

                                             2011        2010        2009
                                            ------      ------      ------
Unallocated shares                         264,500     299,786     335,052
Shares released for allocation             585,468     565,523     550,755
                                           -------     -------     -------
   Total ESOP shares                       849,968     865,309     885,807
                                           =======     =======     =======

The approximate fair market value of the Bank's unallocated shares at September 30, 2011, 2010 and 2009, was $1,069,000, $1,211,000 and $1,555,000,
respectively. Compensation expense recognized under the ESOP for the years ended September 30, 2011 and 2010 was $172,000 and $109,000, respectively. A compensation benefit of $138,000 was recognized for the year ended September 30, 2009.

401(k)
------

Eligible employees may contribute up to the maximum established by the Internal Revenue Service. Contributions by the Bank are at the discretion of the board of directors except for a 3% safe harbor contribution which is mandatory according to the plan document. Bank contributions totaled $290,000, $294,000 and $475,000 for the years ended September 30, 2011, 2010 and 2009, respectively.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 15 - Stock Compensation Plans

Stock Option Plans
------------------
Under the Company's stock option plans (1999 Stock Option Plan and 2003 Stock Option Plan), the Company was able to grant options for up to 1,622,500 shares of common stock to employees, officers and directors. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company's stock on the date of grant. Generally, options vest in 20% annual installments on each of the five anniversaries from the date of the grant. At September 30, 2011, options for 250,238 shares were available for future grant under the 2003 Stock Option Plan and no shares were available for future grant under the 1999 Stock Option Plan.

Stock option activity for the years ended September 30 is summarized as follows:

                                             Number of      Weighted Average
                                             Shares         Exercise Price
                                             ---------      ----------------

Outstanding September 30, 2008                273,820            $8.07
Options exercised                             (57,699)            6.00
Options forfeited                             (47,257)            6.00
                                              -------
Outstanding September 30, 2009                168,864             9.35

Options granted                                26,000             4.55
                                              -------
Outstanding September 30, 2010                194,864             8.71

Options forfeited                             (57,138)            7.42
                                              -------
Outstanding September 30, 2011                137,726            $9.25
                                              =======

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury rate of a similar term as the stock option at the particular grant date. The expected life is based on historical data, vesting terms, and estimated exercise dates. The expected dividend yield is based on the most recent quarterly dividend on an annualized basis in effect at the time the options were granted. The expected volatility is based on historical volatility of the Company's stock price. There were no options granted during the years ended September 30, 2011 and 2009. There were 26,000 options granted during the year ended September 30, 2010 with an aggregate grant date fair value of $34,000. The weighted average assumptions for options granted during the year ended September 30, 2010 were as follows:

Expected volatility                         38%
Expected term (in years)                     5
Expected dividend yield                   2.64%
Risk free interest rate                   2.47%
Grant date fair value per share          $1.29

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 15 - Stock Compensation Plans (continued)

There were 5,200 shares that vested during the year ended September 30, 2011 with a total fair value of $7,000. There were no shares that vested during the year ended September 30, 2010. The total fair value of shares that vested during the year ended September 30, 2009 was $13,000.

At September 30, 2011 there were 20,400 unvested options with an aggregate grant date fair value of $26,000, all of which the Company assumes will vest. There was no aggregate intrinsic value of unvested options at September 30, 2011, as the exercise price was greater than the stock's current market value. At September 30, 2010 there were 26,000 unvested options with an aggregate grant date fair value of $34,000.

Proceeds and related tax benefits realized from options exercised and the intrinsic value of options exercised for the years ended September 30 were as follows (in thousands):

                                               2011       2010       2009
                                              ------     ------     ------

Proceeds from options exercised               $    --    $    --    $ 346
Related tax benefit recognized                     --         --       46
Intrinsic value of options exercised               --         --       56

Additional information regarding options outstanding at September 30, 2011, is as follows:

                   Options Outstanding               Options Exercisable
            -------------------------------    ------------------------------
                                Weighted                          Weighted
                      Weighted  Average                 Weighted  Average
Range of              Average   Remaining               Average   Remaining
Exercise              Exercise  Contractual             Exercise  Contractual
Prices      Number    Price     Life (Years)   Number   Price     Life (Years)
--------    ------    --------  ------------   ------   --------  -----------
$ 4.55      25,500     $ 4.55        8.1        5,100    $ 4.55       8.1
  7.85 -
   7.98      6,000       7.91        0.6        6,000      7.91       0.6
  9.52      56,680       9.52        1.4       56,680      9.52       1.4
 11.46 -
  11.63     49,546      11.51        2.3       49,546     11.51       2.3
           -------                            -------
           137,726     $ 9.25        2.9      117,326    $10.06       2.0
           =======                            =======

There was no aggregate intrinsic value of options outstanding at September 30, 2011, 2010 and 2009, as the exercise price of all options outstanding was greater than the stock's current market value.

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

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 15 - Stock Compensation Plans (continued)

The MRDP allowed for the issuance to participants of up to 529,000 shares of the Company's common stock. Awards under the MRDP have been made in the form of restricted shares of common stock that are subject to restrictions on the transfer of ownership and are subject to a five-year vesting period. Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participants is recognized over a five-year vesting period, with 20% vesting on each of the five anniversaries from the date of the grant. At September 30, 2011, there were no shares available for future awards under the MRDP.

A summary of MRDP shares granted and vested for the years ended September 30, were as follows:

                                           2011         2010        2009
                                          ------       ------      ------

Shares granted                               --           --       19,758
Weighted average grant date fair value  $    --           --      $  7.01

Shares vested                            13,435       13,431        9,479
Aggregate vesting date fair value       $61,000      $56,000      $46,000


A summary of unvested MRDP shares as of September 30, 2011 and changes during the year ended September 30, 2011, were as follows:
                                                        Weighted Average
                                                              Grant Date
                                                Shares        Fair Value
                                               -------        ----------
Unvested shares, beginning of period            36,427        $ 11.27
Shares vested                                  (13,435)         12.74
Shares forfeited                                  (500)         10.09
                                                ------

Unvested shares, end of period                  22,492        $ 10.42
                                                ======

At September 30, 2011, there were 22,492 unvested MRDP shares with an aggregate grant date fair value of $234,000.

Expense for Stock Compensation Plans
------------------------------------
Compensation expense recorded in the consolidated financial statements for all stock-based plans was as follows for the years ended September 30, (in thousands):
                                           2011         2010        2009
                                          ------       ------      ------

Stock options                              $   7        $   6       $   3
MRDP stock grants                            171          134         137
Less: related tax benefit recognized         (37)         (49)        (49)
                                           -----        -----       -----

                                           $ 141        $  91       $  91
                                           =====        =====       =====
(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 15 - Stock Compensation Plans (concluded)

The compensation expense to be recognized in the future for stock-based awards that have been awarded but not vested for the years ending September 30, is as follows (in thousands):

                                           Stock
                              Stock        Grants       Total
                              Options     (MRDP)        Awards
                              -------      ------       ------
2012                           $   7       $  112       $  119
2013                               7           38           45
2014                               6            2            8
2015                               1          - -            1
                              -------      ------       ------
                               $  21       $  152       $  173
                              =======      ======       ======

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

A summary of the Bank's commitments at September 30, is as follows (in thousands):
                                                            2011        2010
                                                         -------     -------
Undisbursed portion of construction loans
 in process (see Note 4)                                 $18,265     $17,952
Undisbursed lines of credit                               18,560      26,030
Commitments to extend credit                              15,683       8,357


(continued)
                                          128

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 16 - Commitments and Contingencies (continued)

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

The Company maintains a separate reserve for losses related to unfunded loan commitments. Management estimates the amount of probable losses related to unfunded loan commitments by applying the loss factors used in the allowance for loan loss methodology to an estimate of the expected amount of funding and applies this adjusted factor to the unused portion of unfunded loan commitments. The reserve for unfunded loan commitments totaled $223,000 and $158,000 at September 30, 2011 and 2010, respectively. These amounts are included in other liabilities and accrued expenses in the accompanying consolidated balance sheet. Increases (decreases) in the reserve for unfunded loan commitments are recorded in non-interest expense in the accompanying consolidated statement of operations.

The Bank has an employee severance compensation plan which expires in 2017, and which provides severance pay benefits to eligible employees in the event of a change in control of the Company or the Bank (as defined in the plan).
In general, all employees (except those who are restricted from receiving golden parachute payments in any amount under the compensation limitations for participants in the Treasury's CPP) with two or more years of service will be eligible to participate in the plan. Under the plan, in the event of a change in control of the Company or the Bank, eligible employees who are terminated or who terminate employment (but only upon the occurrence of events specified in the plan) within 12 months of the effective date of a change in control would be entitled to a payment based on years of service or officer rank with the Bank. The maximum payment for any eligible employee would be equal to 24 months of his or her current compensation.

Because of the nature of its activities, the Company is subject to various pending and threatened legal actions which arise in the ordinary course of business. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the consolidated financial position of the Company.


Note 17 - Significant Concentrations of Credit Risk

Most of the Bank's lending activity is with customers located in the state of Washington and involves real estate. At September 30, 2011, the Bank had $529,427,000 (including $18,265,000 of undisbursed construction loan proceeds) in loans secured by real estate, which represents 94.5% of the total loan portfolio. The real estate loan portfolio is primarily secured by one- to four-family properties, multi-family properties, undeveloped land, and a variety of commercial real estate property types. At September 30, 2011, there were no concentrations of real estate loans to a specific industry or secured by a specific collateral type that equaled or exceeded 20% of the Bank's total loan portfolio, other than loans secured by one-to four-family properties. The ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region and the impact of those changes on the real estate market. The Bank typically originates real estate loans with loan-to-value ratios of no greater than 90%. Collateral and/or guarantees are required for all loans. The Company also had $18,659,000 in CDs held for investment at September 30, 2011. The CDs are held with FDIC insured institutions, and each CD is below the FDIC insurance limit of $250,000.

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


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

In addition, on February 1, 2010, the FRB determined that the Company required additional supervisory attention and entered into the Company MOU. Under the Company MOU, the Company must among other things obtain prior written approval, or non-objection from the FRB to declare or pay any dividends, or make any other capital distributions; issue any trust preferred securities; or purchase or redeem any of its stock (see note 1).

The following table compares the Company's and the Bank's actual capital amounts at September 30, 2011 and 2010 to its minimum regulatory capital requirements at that date (dollars in thousands):

(continued)
                                       130

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010

Note 18 - Regulatory Matters (concluded)

                                                            To be Well
                                                            Capitalized
                                                            Under Prompt
                                        Capital Adequacy    Corrective
                      Actual            Purposes            Action Provisions
                      --------------    ----------------    -----------------
                      Amount   Ratio    Amount    Ratio     Amount    Ratio
                      ------   -----    ------    -----     ------    ------

September 30, 2011
  Tier 1 leverage
   capital:
   Consolidated       $81,107  11.1%    $29,261    4.0%       N/A       N/A
   Timberland Bank     74,588  10.3      72,662   10.0(1)   $72,662    10.0%
  Tier 1 risk
   adjusted
   capital:
   Consolidated        81,107  15.2      21,351    4.0        N/A       N/A
   Timberland Bank     74,588  14.0      31,951    6.0(1)    31,951     6.0
  Total risk based
   capital:
   Consolidated        87,844  16.5      42,702    8.0        N/A       N/A
   Timberland Bank     81,310  15.3      53,251   10.0(1)    53,251    10.0

September 30, 2010
  Tier 1 leverage
   capital:
   Consolidated       $80,243  11.0%    $29,279    4.0%       N/A       N/A
   Timberland Bank     72,784  10.0      72,809   10.0(1)   $72,809    10.0%
  Tier 1 risk
   adjusted
   capital:
   Consolidated        80,243  15.0      21,397    4.0        N/A       N/A
   Timberland Bank     72,784  13.6      32,036    6.0(1)    32,036     6.0
  Total risk based
   capital:
   Consolidated        86,986  16.3      42,794    8.0        N/A       N/A
   Timberland Bank     79,515  14.9      53,393   10.0(1)    53,393    10.0

---------------------------------------
(1) Reflects the higher Tier 1 leverage capital ratio that the Bank is required to comply with under terms of the Bank MOU. Also reflects that the Bank is required to maintain Tier 1 risk adjusted capital ratio and Total risk-based capital ratio at or above the "well capitalized" thresholds under the terms of the Bank MOU.

Restrictions on Retained Earnings
At the time of conversion of the Bank from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank, the Bank established a liquidation account in an amount equal to its retained earnings of $23,866,000 as of June 30, 1997, the date of the latest statement of financial condition used in the final conversion prospectus. The liquidation account is maintained for the benefit of eligible account holders who have maintained their deposit accounts in the Bank after conversion. The liquidation account reduces annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases do not restore an eligible account holder's interest in the liquidation account. At September 30, 2011 management estimates the value of the liquidation account to be $688,000. In the event of a complete liquidation of the Bank (and only in such an event), eligible depositors who have continued to maintain accounts will be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock. The Bank may not declare or pay cash dividends if the effect thereof would reduce its regulatory capital below the amount required for the liquidation account.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010

Note 19 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - September 30
(in thousands)

                                                             2011       2010
Assets                                                   --------   --------
  Cash and cash equivalents:
    Cash and due from financial institutions             $    323    $   641
    Interest-bearing deposits in banks                      3,864      3,516
                                                         --------   --------
    Total cash and cash equivalents                         4,187      4,157

  Loan receivable from Bank                                 3,240      3,538
  Investment in Bank                                       79,686     77,949
  Other assets                                                483        327
                                                         --------   --------
  Total assets                                           $ 87,596   $ 85,971
                                                         ========   ========

Liabilities and shareholders' equity
  Accrued expenses                                       $  1,391   $    563
  Shareholders' equity                                     86,205     85,408
                                                         --------   --------
  Total liabilities and shareholders' equity             $ 87,596   $ 85,971
                                                         ========   ========

Condensed Statements of Operations - Years Ended September 30
(in thousands)

                                                  2011       2010       2009
                                                ------    -------    -------
Operating income

  Interest on deposits in banks                 $    1    $    31    $    25
  Interest on loan receivable from Bank            291        315        338
  Dividends from Bank                               --         --        416
                                                ------    -------    -------
  Total operating income                           292        346        779

Non-operating income                                --         --         37

Operating expenses                                 541        683        642
                                                ------    -------    -------
Income (loss) before income taxes and equity
  in undistributed income (loss) of Bank          (249)      (337)       174
Benefit for income taxes                           (85)      (127)      (200)

Income (loss) before equity in undistributed
  income (loss) of Bank                           (164)      (210)       374

Equity in undistributed income (loss) of bank
  (dividends in excess of income of Bank)        1,253     (2,081)      (616)
                                                ------    -------    -------
Net income (loss)                                1,089     (2,291)      (242)


Preferred stock dividends                          832        832        643
Preferred stock accretion                          225        210        129
                                                ------    -------    -------
Net income (loss) to common shareholders        $   32    $(3,333)   $(1,014)
                                                ======    =======    =======

(continued)
                                      132

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 19 - Condensed Financial Information - Parent Company Only (concluded)

Condensed Statements of Cash Flows - Years Ended September 30
(in thousands)

                                                  2011       2010       2009
                                               -------   --------   --------
Cash flows from operating activities

  Net income (loss)                            $ 1,089   $ (2,291)  $   (242)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    (Equity in undistributed (income) loss of
      Bank) dividends in excess of income
      of Bank                                   (1,253)     2,081        616
    ESOP shares earned                             264        265        264
    MRDP compensation expense                      171        173        169
    Stock option compensation expense                7          6          3
    Stock option tax effect                         --          -         46
    Other, net                                    (160)       471       (608)
                                               -------   --------   --------
Net cash provided by operating activities          118        705        248

Cash flows from investing activities
  Investment in Bank                              (288)    (6,958)    (6,308)
  Principal repayments on loan receivable
   from Bank                                       298        273        252
                                               -------   --------   --------
  Net cash provided by (used in) investing
   activities                                       10     (6,685)    (6,056)

Cash flows from financing activities
  Proceeds from exercise of stock options           --         --        346
  Payment of dividends                              --       (699)    (3,272)
  ESOP tax effect                                  (61)       (78)       (47)
  MRDP compensation tax effect                     (37)       (39)       (32)

  Issuance of preferred stock                       --         --     15,425
  Issuance of stock warrants                        --         --      1,158
                                               -------   --------   --------
  Net cash provided by (used in) financing
   activities                                      (98)      (816)    13,578
                                               -------   --------   --------
  Net increase (decrease) in cash                   30     (6,796)     7,770

Cash and cash equivalents
  Beginning of year                              4,157     10,953      3,183
                                               -------   --------   --------
  End of year                                  $ 4,187    $ 4,157   $ 10,953
                                               =======   ========   ========
                                         133

Notes to Consolidated Financial Statements
---------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 20 - Net Income (Loss) Per Common Share

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

                                                  2011       2010       2009
                                             ---------  ---------  ---------
Basic net income (loss) per common share
 computation
   Numerator - net income (loss)               $ 1,089    $(2,291)   $  (242)
   Preferred stock dividends                      (832)      (832)      (643)
   Preferred stock discount accretion             (225)      (210)      (129)
                                               -------    -------    -------
   Net income (loss) to common stockholders    $    32    $(3,333)   $(1,014)

   Denominator - weighted average common
     shares outstanding                      6,745,347  6,713,766  6,621,399

   Basic net income (loss) per common share    $  0.00    $ (0.50)   $ (0.15)

Diluted net income (loss) per common share
 computation
   Numerator - net income (loss)               $ 1,089    $(2,291)   $  (242)
   Preferred stock dividends                      (832)      (832)      (643)
   Preferred stock discount accretion             (225)      (210)      (129)
                                               -------    -------    -------
   Net income (loss) to common stockholders    $    32    $(3,333)   $(1,014)

   Denominator - weighted average common
    shares outstanding                       6,745,347  6,713,766  6,621,399
   Effect of dilutive stock options                177         --         --
   Weighted average common shares
    outstanding-assuming dilution            6,745,524  6,713,766  6,621,399

   Diluted net income (loss) per common
    share                                      $  0.00    $ (0.50)   $ (0.15)

For the years ended September 30, 2011, 2010 and 2009, options to purchase 154,081, 193,083 and 176,899 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income (loss) per common share because the options' exercise prices were greater than the average market price of the common shares and, therefore, their effect would have been anti-dilutive.

(continued)
                                          134

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 20 - Net Income (Loss) Per Common Share (concluded)

For the year ended September 30, 2009, the effect of dilutive stock options was computed to be 1,300 shares. However, the dilutive effect of these options has been excluded from the diluted net loss per common share computation for the year ended September 30, 2009 because the Company reported a net loss to common shareholders for that period and, therefore, their effect would have been anti-dilutive.

For the years ended September 30, 2011, 2010 and 2009, a warrant to purchase a weighted average of 370,899, 370,899 and 278,174 shares of common stock, respectively, was outstanding but not included in the computation of diluted net income (loss) per common share because the warrant's exercise price was greater than the average market price of the common shares and, therefore, its effect would have been anti-dilutive.

For the year ended September 30, 2009, the effect of dilutive warrants was computed to be 541 shares. However, the dilutive effect of these warrants has been excluded from the diluted net loss per common share computation for the year ended September 30, 2009 because the Company reported a net loss to common shareholders for that period and, therefore, their effect would have been anti-dilutive.


Note 21 - Fair Value Measurement

GAAP requires disclosure of estimated fair values for financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of September 30, 2011 and 2010. Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Major assumptions, methods and fair value estimates for the Company's significant financial instruments are set forth below:

   Cash and Due from Financial Institutions and Interest-Bearing
   Deposits in Banks
   -------------------------------------------------------------
   The estimated fair value of financial instruments that are short-term or re-price frequently and that have little or no risk are considered to have an estimated fair value equal to the recorded value.

   CDs Held for Investment
   -----------------------
   The estimated fair value of financial instruments that are short-term or re-price frequently and that have little or no risk are considered to have an estimated fair value equal to the recorded value.

 (continued)
                                      135

Notes to Consolidated Financial Statements
---------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 21 - Fair Value Measurement (continued)

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

   Loans Receivable, Net
   ---------------------
   At September 30, 2011 and 2010, because of the illiquid market for loan sales, loans were priced using comparable market statistics. The loan portfolio was segregated into various categories and a weighted average valuation discount that approximated similar loan sales was applied to each category.

   Loans Held for Sale
   -------------------
   The estimated fair value has been based on quoted market prices obtained from Freddie Mac.

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

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 21 - Fair Value Measurement (continued)

The estimated fair value of financial instruments at September 30, were as follows (in thousands):

                                            2011                 2010
                                    -------------------   -------------------
                                              Estimated             Estimated
                                    Recorded  Fair        Recorded  Fair
                                    Amount    Value       Amount    Value
                                    ------    -----       ------    -----
Financial Assets
    Cash and due from financial
     institutions and interest-
     bearing deposits in banks    $ 112,065  $112,065    $111,786   $111,786
    CDs held for investment          18,659    18,659      18,047     18,047
    MBS and other investments        10,862    10,946      16,185     15,961
    FHLB stock                        5,705     5,705       5,705      5,705
    Loans receivable, net           523,980   490,322     524,621    473,986
    Loans held for sale               4,044     4,185       2,970      3,059
    Accrued interest receivable       2,411     2,411       2,630      2,630

Financial Liabilities
    Deposits                      $ 592,678  $595,331    $578,869   $581,046
    FHLB advances - long term        55,000    61,009      75,000     81,579
    Repurchase agreements               729       729         622        622
    Accrued interest payable            545       545         737        737

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

(continued)

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------
Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 21 - Fair Value Measurement (continued)

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

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a recurring basis at September 30 and the total losses resulting from these fair value adjustments for the years ended September 30 (in thousands):

                                           Fair Value
                                 -----------------------------
                                 Level 1    Level 2    Level 3   Total Losses
                                 -------    -------    -------   ------------
2011
----

Available for Sale Securities
Mutual funds                     $ 1,000  $     --     $    -     $     --
MBS                                   --     5,717         --           26
                                 -------  --------     ------     --------
Total                            $ 1,000  $  5,717     $   --     $     26
                                 =======  ========     ======     ========

2010

Available for Sale Securities
Mutual funds                     $   988  $     --     $    -     $     --
MBS                                   --    10,131         --          103
                                 -------  --------     ------     --------
Total                            $   988  $ 10,131     $   --     $    103
                                 =======  ========     ======     ========
(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 21 - Fair Value Measurement (concluded)

The following table summarizes the balance of assets and liabilities measured at fair value on a non-recurring basis at September 30 and the total losses resulting from these fair value adjustments for the years ended September 30 (in thousands):

                                           Fair Value
                                 -----------------------------
                                 Level 1    Level 2    Level 3   Total Losses
                                 -------    -------    -------   ------------
2011
----

Impaired loans (1)               $    --    $   --     $18,523    $ 6,468
MBS held to maturity (2)              --       211          --        421
OREO and other repossessed
 assets (3)                           --        --      10,811      1,305
MSRs (4)                              --        --       2,108       (405)
                                 -------    ------     -------    -------
Total                            $    --    $  211     $31,442    $ 7,789
                                 =======    ======     =======    =======
2010
----

Impaired loans (1)               $    --    $   --     $ 5,770    $13,820
MBS held to maturity (2)              --       866          --      2,115
OREO and other repossessed
 assets (3)                           --        --      11,519        377
MSRs (4)                              --        --       1,929        890
                                 -------    ------     -------    -------
Total                            $    --    $  866     $19,218    $17,202
                                 =======    ======     =======    =======
___________________________
(1) The loss represents charge offs on collateral dependent loans for estimated fair value adjustments based on the estimated fair value of the collateral. A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The specific reserve for collateral dependent impaired loans was based on the estimated fair value of the collateral less estimated costs to sell. The estimated fair value of collateral was determined based primarily on appraisals. In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting estimated fair value measurement has been categorized as a Level 3 measurement. (2) The loss represents OTTI credit-related charges on held to maturity MBS. (3) The Company's OREO and other repossessed assets are initially recorded at estimated fair value less estimated costs to sell. This amount becomes the property's new basis. Estimated fair value was generally determined by management based on a number of factors, including third-party appraisals of estimated fair value in an orderly sale. Estimated costs to sell were based on standard market factors. The valuation of OREO and other repossessed assets is subject to significant external and internal judgment. Management periodically reviews the recorded value to determine whether the property continues to be recorded at the lower of its recorded book value or estimated fair value, net of estimated costs to sell. (4) The fair value of the MSRs was determined using a third-party model, which incorporates the expected life of the loans, estimated cost to service the loans, servicing fees received and other factors. The estimated fair value is calculated by stratifying the mortgage servicing rights based on the predominant risk characteristics that include the underlying loan's interest rate, cash flows of the loan, origination date and term. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights exceed their estimated fair value. Impairment, if deemed temporary, is recognized through a valuation allowance to the extent that estimated fair value is less than the recorded amount.

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 22 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data are presented for the quarters ended (in thousands, except per share amounts):


                             September 30,   June 30,  March 31,  December 31,
                                     2011       2011       2011          2010
                             ------------    -------   --------   -----------

Interest and dividend
 income                           $8,231      $8,431     $8,493      $8,811
Interest expense                  (1,893)     (2,019)    (2,141)     (2,480)
                                  ------      ------     ------      ------
Net interest income                6,338       6,412      6,352       6,331

Provision for loan losses         (1,758)     (3,400)      (700)       (900)
Non-interest income                1,861       1,761      2,108       2,951
Non-interest expense              (6,627)     (6,782)    (6,178)     (6,376)
                                  ------      ------     ------      ------
Income (loss) before income
 taxes                              (186)     (2,009)     1,582       2,006

Provision (benefit) for income
 taxes                              (113)       (729)       499         647
                                  ------      ------     ------      ------

Net income (loss)                    (73)     (1,280)     1,083       1,359

Preferred stock dividends           (208)       (208)      (208)       (208)
Preferred stock discount accretion   (58)        (57)       (56)        (54)
                                  ------      ------     ------      ------
Net income (loss) to common
 shareholders                      $(339)    $(1,545)    $  819      $1,097
                                  ======      ======     ======      ======
Net Income (loss) per common
 share
    Basic                         $(0.05)    $ (0.23)    $ 0.12      $ 0.16
    Diluted                        (0.05)      (0.23)      0.12        0.16

(continued)

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------

Timberland Bancorp, Inc. and Subsidiary
September 30, 2011 and 2010


Note 22 - Selected Quarterly Financial Data (Unaudited) (concluded)

                             September 30,   June 30,  March 31,  December 31,
                                     2010       2010       2010          2009
                             ------------    -------   --------   -----------

Interest and dividend
 income                         $8,996        $9,102    $9,157       $9,341
Interest expense                (2,589)       (2,711)   (2,711)      (2,950)
                                ------        ------    ------       ------
Net interest income              6,407         6,391     6,446        6,391

Provision for loan losses       (2,005)         (750)   (5,195)      (2,600)
Non-interest income              1,356         1,941       430        1,969
Non-interest expense            (6,029)       (6,422)   (6,692)      (5,498)
                                ------        ------    ------       ------
Income (loss) before income
 taxes                            (271)        1,160    (5,011)         262

Provision (benefit) for income
 taxes                            (130)          356    (1,833)          38
                                ------        ------    ------       ------
Net income (loss)                 (141)          804    (3,178)         224

Preferred stock dividends         (208)         (208)     (208)        (208)
Preferred stock discount
 accretion                         (54)          (53)      (52)         (51)
                                ------        ------    ------       ------
Net income (loss) to common
 shareholders                    $(403)        $ 543   $(3,438)      $  (35)
                                ======       =======   =======       ======

Net Income (loss) per common
 share
    Basic                       $(0.06)        $0.08   $ (0.51)      $(0.01)
    Diluted                      (0.06)         0.08     (0.51)       (0.01)

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     None.

Item 9A.  Controls and Procedures
---------------------------------

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this annual report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is
(i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and
(ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     (b) Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

     Management's Report on Internal Control Over Financial Reporting is included in this Form 10-K under Part II, Item 8, "Financial Statements and Supplementary Data."

Item 9B.  Other Information
---------------------------

     None.

                                   PART III

Item 10.  Directors, Executive Officers and Corporate Governance
----------------------------------------------------------------

     The information required by this item is contained under the section captioned "Proposal I - Election of Directors" in the Company's Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

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

Audit Committee Matters and Audit Committee Financial Expert

     The Company has a separately designated standing Audit Committee, composed of Directors Robbel, Smith, Goldberg and Stoney. Each member of the Audit Committee is "independent" as defined in the Nasdaq Stock Market listing standards. The Company's Board of Directors has designated Directors Robbel and Stoney as the Audit Committee financial experts, as defined in the SEC's Regulation S-K. Directors Robbel, Smith, Goldberg and Stoney are independent as that term is used in Item 7(c) of Schedule 14A promulgated under the Exchange Act.

Code of Ethics

     The Board of Directors ratified its Code of Ethics for the Company's officers (including its senior financial officers), directors and employees during the year ended September 30, 2011. The Code of Ethics requires the Company's officers, directors and employees to maintain the highest standards of professional conduct. The Company's Code of Ethics was filed as an exhibit to its Annual Report on Form 10-K for the year ended September 30, 2003 and is available on our website at www.timberlandbank.com.

Nomination Procedures

     There have been no material changes to the procedures by which stockholder may recommend nominees to the Company's Board of Directors.

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

     (b)    Security Ownership of Management.

     The information required by this item is contained under the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Proposal I - Election of Directors" included in the Company's Proxy Statement is incorporated herein by reference.

     (c)    Changes In Control.

     The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

     (d) Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Company's equity compensation plans as of September 30, 2011.

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
                            (a)                   (b)                (c)

Equity compensation
 plans approved by
 security holders:
  Management
   Recognition
   and Development
   Plan.............          --                $   --                --
  1999 Stock Option
   Plan.............     100,094                 10.15                --
  2003 Stock Option
   Plan.............      37,632                  6.83           250,238
Equity compensation
 plans not approved
 by security
 holders............          --                    --                --
                         -------                                 -------

   Total............     137,726                                 250,238
                         =======                                 =======

Item 13.  Certain Relationships and Related Transactions, and Director
----------------------------------------------------------------------
Independence
------------

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

                                   PART IV

Item 15.  Exhibits, Financial Statement Schedules
-------------------------------------------------

     (a)   Exhibits

           3.1   Articles of Incorporation of the Registrant (1)
           3.2   Amended and Restated Bylaws of the Registrant (2)
           3.3 Articles of Amendment to Articles of Incorporation of the Registrant (3)
           4.2 Warrant to purchase shares of the Company's common stock dated December 23, 2008 (3)
           4.3 Letter Agreement (including Securities Purchase Agreement Standard Terms, attached as Exhibit A) dated December 23, 2008 between the Company and the United States Department of the Treasury (3)
          10.1   Employee Severance Compensation Plan (4)
          10.2   Employee Stock Ownership Plan (5)
          10.3   1999 Stock Option Plan (6)
          10.4   2003 Stock Option Plan (7)
          10.5   Form of Incentive Stock Option Agreement (8)
          10.6   Form of Non-qualified Stock Option Agreement (8)
          10.7   Management Recognition and Development Plan (6)

          10.8   Form of Management Recognition and Development Award
                 Agreement (7)
          14     Code of Ethics (9)
          21     Subsidiaries of the Registrant
          23.1   Consent of Delap LLP
          23.2   Consent of McGladrey & Pullen, LLP
          31.1   Certification of Chief Executive Officer Pursuant to Section
                 302 of the Sarbanes-Oxley Act
          31.2   Certification of Chief Financial Officer Pursuant to Section
                 302 of the Sarbanes-Oxley Act
          32     Certification Pursuant to Section 906 of the Sarbanes-Oxley
                 Act
          99.1   Certification of the Principal Executive Officer Pursuant to
                 Section 111(b) of the Emergency Economic Stabilization Act of
                 2008 for the Fiscal Year Ended September 30, 2011
          99.2   Certification of the Chief Financial Officer Pursuant to
                 Section 111(b) of the Emergency Economic Stabilization Act of
                 2008 for the Fiscal Year Ended September 30, 2011
          101    The following materials from Timberland Bancorp, Inc.'s
                 Annual Report on Form 10-K for the year ended September 30,
                 2011, formatted in Extensible Business Reporting Language
                 (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated
                 Statements of Operations; (c) Consolidated Statements of
                 Comprehensive Income (Loss); (d) Consolidated Statements of
                 Shareholders' Equity; (e) Consolidated Statements of
                 Cash Flows; and (f) Notes to Consolidated Financial
                 Statements (10)

------------
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817) and incorporated by reference.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 27, 2010.
(3) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 23, 2008.
(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997; and to the Registrant's Current Report on Form 8-K dated April 13, 2007.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(6) Incorporated by reference to Exhibit 99 included in the Registrant's Registration Statement on Form S-8 (333-32386)
(7) Incorporated by reference to Exhibit 99.2 included in the Registrant's Registration Statement on Form S-8 (333-1161163)
(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2005.
(9) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2003.
(10)Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TIMBERLAND BANCORP, INC.

Date: December 12, 2011            By: /s/ Michael R. Sand
                                      -------------------------------------
                                      Michael R. Sand
                                      President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURES                    TITLE                        DATE
       ----------                    -----                        ----

/s/ Michael R. Sand          President, Chief Executive      December 12, 2011
------------------------     Officer and Director
Michael R. Sand              (Principal Executive Officer)


/s/ Jon C. Parker            Chairman of the Board           December 12, 2011
------------------------
Jon C. Parker


/s/ Dean J. Brydon           Chief Financial Officer         December 12, 2011
------------------------     (Principal Financial and
Dean J. Brydon               Accounting Officer)


/s/ Andrea M. Clinton        Director                        December 12, 2011
------------------------
Andrea M. Clinton


/s/ Larry D. Goldberg        Director                        December 12, 2011
------------------------
Larry D. Goldberg


/s/ James C. Mason           Director                        December 12, 2011
------------------------
James C. Mason


/s/ Ronald A. Robbel         Director                        December 12, 2011
------------------------
Ronald A. Robbel


/s/ David A. Smith           Director                        December 12, 2011
------------------------
David A. Smith


/s/ Michael J. Stoney        Director                        December 12, 2011
------------------------
Michael J. Stoney

                                   EXHIBIT INDEX

Exhibit No.                   Description of Exhibit
-----------         ---------------------------------------------

    21              Subsidiaries of the Registrant
    23.1            Consent of Delap LLP
    23.2            Consent of McGladrey & Pullen LLP
    31.1            Certification of Chief Executive Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act
    31.2            Certification of Chief Financial Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act
    32              Certification Pursuant to Section 906 of the
                    Sarbanes-Oxley Act
    99.1            Certification of the Principal Executive Officer Pursuant
                    to Section 111(b) of the Emergency Economic Stabilization
                    Act of 2008 for the Fiscal Year Ended September 30, 2011
    99.2            Certification of the Chief Financial Officer Pursuant to
                    Section 111(b) of Emergency Economic Stabilization Act of
                    2008 for the Fiscal Year Ended September 30, 2011
    101             The following materials from Timberland Bancorp, Inc.'s
                    Annual Report on Form 10-K for the year ended September
                    30, 2011, formatted in Extensible Business Reporting
                    Language (XBRL): (a) Consolidated Balance Sheets; (b)
                    Consolidated Statements of Operations; (c) Consolidated
                    Statements of Comprehensive Income (Loss);
                    (d) Consolidated Statements of Shareholders' Equity; (e)
                    Consolidated Statements of Cash Flows; and (f) Notes to
                    Consolidated Financial Statements