Form 10-Q
period 2011-12-31
TIMBERLAND BANCORP INC
filed 2012-02-10
CIK 1046050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December 31, 2011

                                       OR

        [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period From _____ to _____.

                            Commission file number 0-23333

                                 TIMBERLAND BANCORP, INC.
                 (Exact name of registrant as specified in its charter)

            Washington                                   91-1863696
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                        Identification No.)

     624 Simpson Avenue, Hoquiam, Washington                 98550
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

     CLASS                            SHARES OUTSTANDING AT JANUARY 31, 2012
     -----                            --------------------------------------
Common stock, $.01 par value                       7,045,036

                                      INDEX

                                                                      Page
                                                                      ----
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets                       3

            Condensed Consolidated Statements of Income                 4-5

            Condensed Consolidated Statements of Comprehensive Income   6

            Condensed Consolidated Statements of Shareholders' Equity   7

            Condensed Consolidated Statements of Cash Flows             8-9

            Notes to Unaudited Condensed Consolidated Financial
            Statements                                                  10-33

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         33-48

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk  49

   Item 4.  Controls and Procedures                                     49

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                           49

   Item 1A. Risk Factors                                                49

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds 50

   Item 3.  Defaults Upon Senior Securities                             50

   Item 4.  (Removed and Reserved)                                      50

   Item 5.  Other Information                                           50

   Item 6.  Exhibits                                                    50-51

SIGNATURES                                                              52
Certifications
   Exhibit 31.1
   Exhibit 31.2
   Exhibit 32

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------
                        TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                        December 31, 2011 and September 30, 2011
                   (Dollars in thousands, except per share amounts)
                                     (Unaudited)
                                                   December 31,  September 30,
                                                          2011           2011
                                                     -----------------------
Assets
Cash and cash equivalents:
  Cash and due from financial institutions          $  12,671       $ 11,455
  Interest-bearing deposits in banks                   98,876        100,610
                                                     -----------------------
  Total cash and cash equivalents                     111,547        112,065
                                                     -----------------------

Certificates of deposit ("CDs") held for investment
 (at cost)                                             19,810         18,659
Mortgage-backed securities ("MBS") and other
 investments - held to maturity, at amortized cost      3,941          4,145
 (estimated fair value $4,006 and $4,229)
MBS and other investments - available for sale          6,284          6,717
Federal Home Loan Bank of Seattle ("FHLB") stock        5,705          5,705

Loans receivable                                      537,904        535,926
Loans held for sale                                     3,110          4,044
Less: Allowance for loan losses                       (11,972)       (11,946)
                                                     -----------------------
  Net loans receivable                                529,042        528,024
                                                     -----------------------

Premises and equipment, net                            17,353         17,390
Other real estate owned ("OREO") and other
 repossessed assets, net                                7,714         10,811
Accrued interest receivable                             2,388          2,411
Bank owned life insurance ("BOLI")                     16,074         15,917
Goodwill                                                5,650          5,650
Core deposit intangible ("CDI")                           360            397
Mortgage servicing rights ("MSRs"), net                 2,169          2,108
Prepaid Federal Deposit Insurance Corporation
 ("FDIC") insurance assessment                          1,873          2,103
Other assets                                            5,939          6,122
                                                     -----------------------
  Total assets                                       $735,849       $738,224
                                                     =======================

Liabilities and shareholders' equity
Liabilities:
Deposits: Non-interest-bearing demand                $ 61,178       $ 64,494
Deposits: Interest-bearing                            527,997        528,184
                                                     -----------------------
  Total deposits                                      589,175        592,678
                                                     -----------------------

FHLB advances                                          55,000         55,000
Repurchase agreements                                     538            729
Other liabilities and accrued expenses                  3,806          3,612
                                                     -----------------------
  Total liabilities                                   648,519        652,019
                                                     -----------------------

Shareholders' equity
Preferred stock, $.01 par value; 1,000,000 shares
 authorized;                                           16,048         15,989
 16,641 shares, Series A, issued and outstanding;
 $1,000 per share liquidation value
Common stock, $.01 par value; 50,000,000 shares
 authorized;                                           10,464         10,457
 7,045,036 shares issued and outstanding
Unearned shares - Employee Stock Ownership Plan
 ("ESOP")                                              (1,917)        (1,983)
Retained earnings                                      63,286         62,270
Accumulated other comprehensive loss                     (551)          (528)
                                                     -----------------------
  Total shareholders' equity                           87,330         86,205
                                                     -----------------------
  Total liabilities and shareholders' equity         $735,849       $738,224
                                                     =======================

      See notes to unaudited condensed consolidated financial statements

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For the three months ended December 31, 2011 and 2010
                 (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                               Three Months Ended December 31,
                                                       2011           2010
                                                       -------------------

Interest and dividend income

  Loans receivable                                    $7,805        $8,534
  MBS and other investments                              125           182
  Dividends from mutual funds and FHLB stock              13             8
  Interest-bearing deposits in banks                      89            87
                                                       -------------------
  Total interest and dividend income                   8,032         8,811
                                                       -------------------

Interest expense

  Deposits                                             1,169         1,751
  FHLB advances - long term                              562           729
                                                       -------------------
  Total interest expense                               1,731         2,480
                                                       -------------------

  Net interest income                                  6,301         6,331

Provision for loan losses                                650           900
                                                       -------------------

  Net interest income after provision for loan losses  5,651         5,431
                                                       -------------------

Non-interest income

  Other than temporary impairment ("OTTI")
   on MBS and other investments                          (90)         (145)
  Adjustment for portion recorded as other
   comprehensive loss (before taxes)                      30             9
                                                       -------------------
  Net OTTI on MBS and other investments                  (60)         (136)
                                                       -------------------

  Gain on sales of MBS and other investments             - -            79
  Service charges on deposits                            970           984
  ATM transaction fees                                   517           411
  BOLI net earnings                                      157           122
  Gain on sales of loans, net                            560           701
  Servicing income (expense) on loans sold                 9           (36)
  Escrow fees                                             27            21
  Valuation recovery on MSRs                              84           634
  Fee income from non-deposit investment sales            12            31
  Other                                                  168           140
                                                       -------------------
  Total non-interest income, net                       2,444         2,951
                                                       -------------------



       See notes to unaudited condensed consolidated financial statements

                     TIMBERLAND BANCORP, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)
               For the three months ended December 31, 2011 and 2010
                  (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                               Three Months Ended December 31,
                                                       2011           2010
                                                       -------------------

Non-interest expense

  Salaries and employee benefits                       $2,929       $3,127
  Premises and equipment                                  673          694
  Advertising                                             208          167
  OREO and other repossessed items expense, net           502          428
  ATM expenses                                            194          175
  Postage and courier                                     118          115
  Amortization of CDI                                      37           42
  State and local taxes                                   149          166
  Professional fees                                       178          182
  FDIC insurance                                          225          340
  Other insurance                                          56          154
  Loan administration and foreclosure                     161           98
  Data processing and telecommunications                  257          234
  Deposit operations                                      223          106
  Other                                                   311          348
                                                       -------------------
  Total non-interest expense                            6,221        6,376
                                                       -------------------

Income before federal and state income taxes            1,874        2,006

Provision for federal and state income taxes              591          647
                                                       -------------------

  Net income                                            1,283        1,359

Preferred stock dividends                                (208)        (208)
Preferred stock discount accretion                        (59)         (54)
                                                       -------------------

Net income to common shareholders                      $1,016       $1,097
                                                       ===================

Net income per common share
  Basic                                                $ 0.15       $ 0.16
  Diluted                                              $ 0.15       $ 0.16

Weighted average common shares outstanding
  Basic                                             6,780,516    6,745,250
  Diluted                                           6,780,516    6,745,250


    See notes to unaudited condensed consolidated financial statements

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              For the three months ended December 31, 2011 and 2010
                                  (In thousands)
                                    (Unaudited)

                                               Three Months Ended December 31,
                                                       2011           2010
                                                       -------------------
Comprehensive income:
  Net income                                           $1,283       $1,359
  Unrealized holding loss on securities
   available for sale, net of tax                         (14)         (75)
  Change in OTTI on securities held-to-maturity,
   net of tax:
   Additions                                              (14)         (47)
   Additional amount recognized related to credit loss
    for which OTTI was previously recognized              (13)          (4)
   Amount reclassified to credit loss for previously
    recorded market loss                                    7           45
Accretion of OTTI securities held-to-maturity, net
 of tax                                                    11            6
                                                       ------       ------

Total comprehensive income                             $1,260       $1,284
                                                       ======       ======



      See notes to unaudited condensed consolidated financial statements

                             TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
EQUITY
           For the three months ended December 31, 2011 and the year ended September 30, 2011
                        (Dollars in thousands, except per share amounts)
                                            (Unaudited)



                                                                                           Accumu-
                                                                                             lated
                             Number of Shares         Amount                                 Other
                           -------------------  ------------------   Unearned              Compre-
                           Preferred    Common  Preferred   Common   Shares -   Retained   hensive
                               Stock     Stock      Stock    Stock       ESOP   Earnings      Loss    Total
                              ------    ------    -------   ------  ---------   --------  ---------   -----
Balance, September 30, 2010   16,641   7,045,036  $15,764   $10,377   $(2,247)  $62,238   $  (724)  $85,408

Net income                       - -         - -      - -       - -       - -     1,089       - -     1,089
Accretion of preferred stock
 discount                        - -         - -      225       - -       - -      (225)      - -       - -
5% preferred stock dividend      - -         - -      - -       - -       - -      (832)      - -      (832)
Earned ESOP shares               - -         - -      - -       (61)      264       - -       - -       203
MRDP (1) compensation expense    - -         - -      - -       134       - -       - -       - -       134
Stock option compensation
 expense                         - -         - -      - -         7       - -       - -       - -         7
Unrealized holding gain on
 securities available for
 sale, net of tax                - -         - -      - -       - -       - -       - -        14        14
Change in OTTI on securities
 held to maturity, net of tax    - -         - -      - -       - -       - -       - -       139       139
Accretion of OTTI on securities
 held to maturity, net of tax    - -         - -      - -       - -       - -       - -        43        43

                              ------   ---------  -------   -------   -------   -------     -----   -------
Balance, September 30, 2011   16,641   7,045,036   15,989    10,457    (1,983)   62,270      (528)   86,205

Net income                       - -         - -      - -       - -       - -     1,283       - -     1,283
Accretion of preferred stock
 discount                        - -         - -       59       - -       - -       (59)      - -       - -
5% preferred stock dividend      - -         - -      - -       - -       - -      (208)      - -      (208)
Earned ESOP shares               - -         - -      - -       (20)       66       - -       - -        46
MRDP (1) compensation expense    - -         - -      - -        25       - -       - -       - -        25
Stock option compensation
 expense                         - -         - -      - -         2       - -       - -       - -         2
Unrealized holding loss on
 securities available for
 sale, net of tax                - -         - -      - -       - -       - -       - -       (14)      (14)
Change in OTTI on securities
 held to maturity, net of tax    - -         - -      - -       - -       - -       - -       (20)      (20)
Accretion of OTTI on securities
 held to maturity, net of tax    - -         - -      - -       - -       - -       - -        11        11
                              ------   ---------  -------   -------   -------   -------     -----   -------
Balance, December 31, 2011    16,641   7,045,036  $16,048   $10,464   $(1,917)  $63,286     $(551)  $87,330
                              ======   =========  =======   =======   =======   =======     =====   =======

----------------
(1) 1998 Management Recognition and Development Plan ("MRDP").



            See notes to unaudited condensed consolidated financial statements


                     TIMBERLAND BANCORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended December 31, 2011 and 2010
                             (Dollars in thousands)
                                  (Unaudited)

                                               Three Months Ended December 31,
                                                          2011         2010
                                               ------------------------------
Cash flow from operating activities
Net income                                             $  1,283     $  1,359
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan losses                                 650          900
  Depreciation                                              234          253
  Deferred federal income taxes                             (12)         - -
  Amortization of CDI                                        37           42
  Earned ESOP shares                                         66           66
  MRDP compensation expense                                  25           44
  Stock option compensation expense                           2            1
  Loss (gain) on sales of OREO and other repossessed
   assets, net                                              271          (14)
  Provision for OREO losses                                  57          251
  Loss on disposition of premises and equipment             - -            5
  BOLI net earnings                                        (157)        (122)
  Gain on sales of loans, net                              (560)        (701)
  Decrease in deferred loan origination fees                (58)         (83)
  Net OTTI on MBS and other investments                      60          136
  Gain on sales of MBS and other investments                - -          (79)
  Valuations recovery on MSR's                              (84)        (634)
Loans originated for sale                               (22,203)     (25,045)
Proceeds from sales of loans                             23,697       26,863
Decrease in other assets, net                               463          874
Decrease in other liabilities and accrued expenses,
 net                                                        (14)        (109)
                                                       ---------------------
Net cash provided by operating activities                 3,757        4,007

Cash flow from investing activities
Net increase in CDs held for investment                  (1,151)        (454)
Proceeds from maturities and prepayments of securities
 available for sale                                         378          632
Proceeds from maturities and prepayments of securities
 held to maturity                                           184          252
Proceeds from sales of MBS and other investments            - -        2,271
(Increase) decrease in loans receivable, net                 (9)         207
Additions to premises and equipment                        (197)        (112)
Proceeds from sales of OREO and other repossessed assets    234          370
                                                       ---------------------
Net cash (used in) provided by investing activities        (561)       3,166

Cash flow from financing activities
Decrease in deposits, net                                (3,503)      (1,475)
Repayment of FHLB advances                                  - -      (20,000)
(Decrease) increase in repurchase agreements               (191)          20
ESOP tax effect                                             (20)         (33)
                                                       ---------------------
Net cash used in financing activities                    (3,714)     (21,488)
                                                       ---------------------


      See notes to unaudited condensed consolidated financial statements

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
              For the three months ended December 31, 2011 and 2010
                            (Dollars in thousands)
                                 (Unaudited)

                                              Three Months Ended December 31,
                                                       2011          2010
                                              ------------------------------

Net decrease in cash and cash equivalents            $   (518)    $(14,315)
Cash and cash equivalents
  Beginning of period                                 112,065      111,786
                                                     ---------------------
  End of period                                      $111,547     $ 97,471
                                                     =====================

Supplemental disclosure of cash flow information
  Income taxes paid                                  $    - -     $    137
  Interest paid                                         1,752        2,558

Supplemental disclosure of non-cash investing
 activities
  Loans transferred to OREO and other repossessed
   assets                                            $    669     $  1,700
  Loan originated to facilitate the sale of OREO        3,204          - -



     See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation: The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. ("Company") were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2011 ("2011 Form 10-K"). The unaudited condensed consolidated results of operations for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(e) Certain prior period amounts have been reclassified to conform to the December 31, 2011 presentation with no change to net income or total shareholders' equity previously reported.


(2) REGULATORY MATTERS

In December 2009, the FDIC and the Washington State Department of Financial Institutions, Division of Banks ("Division") determined that the Bank required supervisory attention and, on December 29, 2009, entered into an agreement on a Memorandum of Understanding with the Bank ("Bank MOU"). Under the Bank MOU, the Bank must, among other things, maintain Tier 1 Capital of not less than 10.0% of the Bank's adjusted total assets and maintain capital ratios above the "well capitalized" thresholds as defined under FDIC Rules and Regulations; obtain the prior consent from the FDIC and the Division prior to the Bank declaring a dividend to its holding company; and not engage in any transactions that would materially change the Bank's balance sheet composition including growth in total assets of five percent or more or significant changes in funding sources without the prior non-objection of the FDIC.

In addition, on February 1, 2010, the Federal Reserve Bank of San Francisco ("FRB") determined that the Company required additional supervisory attention and entered into a Memorandum of Understanding with the Company ("Company MOU"). Under the Company MOU, the Company must, among other things, obtain prior written approval or non-objection from the FRB to declare or pay any dividends, or make any other capital distributions; issue any trust preferred securities; or purchase or redeem any of its stock. The FRB has denied the Company's requests to pay dividends on its Series A Preferred Stock issued under the U.S. Treasury Department's Capital Purchase Program ("CPP") for quarterly payments due for the last seven quarters commencing with the payments due May 15, 2010. For additional information on the CPP, see Note 3 below entitled "U.S Treasury Department's Capital Purchase Program."


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

Preferred stock is initially recorded at the amount of proceeds received. Any discount from the liquidation value is accreted to the expected call date and charged to retained earnings. This accretion is recorded using the level-yield method. Preferred dividends paid (or accrued) and any accretion is deducted from net income for computing income available to common shareholders and net income per share computations.

Under the Company MOU, the Company must, among other things, obtain prior written approval or non-objection from the FRB to declare or pay any dividends. The FRB has denied the Company's requests to pay dividends on its Series A Preferred Stock issued under the CPP for quarterly payments due for the last seven quarters commencing with the payment due May 15, 2010. There can be no assurances that the FRB will approve such payments or dividends in
the future.   The Company may not declare or pay dividends on its common stock or, with certain exceptions, repurchase common stock without first having paid all cumulative preferred dividends that are due. Since dividends on the Series A Preferred Stock have not been paid for at least six quarters, the Treasury has the right to appoint two members to the Company's Board of Directors.

(4) MBS AND OTHER INVESTMENTS

MBS and other investments have been classified according to management's intent and are as follows as of December 31, 2011 and September 30, 2011 (dollars in thousands):

                                                 Gross         Gross
                               Amortized    Unrealized    Unrealized     Fair
                                    Cost         Gains        Losses    Value
                               ---------    ----------    ----------   -------
December 31, 2011
----------------

Held to Maturity
 MBS:
   U.S. government agencies     $ 1,770      $    47        $   (4)   $ 1,813
   Private label residential      2,144          207          (188)     2,163
 U.S. agency securities              27            3           - -         30
                                -------      -------        ------    -------
  Total                         $ 3,941      $   257        $ (192)   $ 4,006
                                =======      =======        ======    =======

Available for Sale
 MBS:
   U.S. government agencies     $ 4,062      $   163        $  - -    $ 4,225
   Private label residential      1,148           60          (144)     1,064
 Mutual funds                     1,000          - -            (5)       995
                                -------      -------        ------    -------
  Total                         $ 6,210      $   223        $ (149)   $ 6,284
                                =======      =======        ======    =======

September 30, 2011
------------------

Held to Maturity
 MBS:
   U.S. government agencies     $ 1,831      $    45        $   (4)   $ 1,872
   Private label residential      2,287          311          (271)     2,327
 U.S. agency securities              27            3           - -         30
                                -------      -------        ------    -------
  Total                         $ 4,145      $   359        $ (275)   $ 4,229
                                =======      =======        ======    =======

Available for Sale
 MBS:
   U.S. government agencies     $ 4,395      $   188        $  - -    $ 4,583
   Private label residential      1,227           59          (152)     1,134
 Mutual funds                     1,000          - -           - -      1,000
                                -------      -------        ------    -------
  Total                         $ 6,622      $   247        $ (152)   $ 6,717
                                =======      =======        ======    =======

The estimated fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of December 31, 2011 are as follows (dollars in thousands):

                 Less Than 12 Months  12 Months or Longer
                 -------------------  -------------------  Total
                 Esti-                Esti-                Esti-
                 mated   Gross        mated   Gross        mated    Gross
                 Fair    Unrealized   Fair    Unrealized   Fair     Unrealized
                 Value   Losses       Value   Losses       Value    Losses
                 -----   ------       -----   ------       -----    ------
Held to Maturity
 MBS:
   U.S. government
    agencies      $ 106  $  (1)       $ 348   $   (3)     $  454    $  (4)
   Private label
    residential      76     (3)       1,118     (185)      1,194     (188)
                  -----  -----       ------   ------      ------    -----
  Total           $ 182  $  (4)      $1,466   $ (188)     $1,648    $(192)
                  =====  =====       ======   ======      ======    ======

Available for Sale
 MBS:
   U.S. government
    agencies      $ - -  $ - -       $  - -   $  - -      $  - -    $ - -
   Private label
    residential     - -    - -          724     (144)        724     (144)
 Mutual funds       - -    - -          995       (5)        995       (5)
                  -----  -----       ------   ------      ------    -----
  Total           $ - -  $ - -       $1,719   $ (149)     $1,719    $(149)
                  =====  =====       ======   ======      ======    ======

During the three months ended December 31, 2011 and 2010, the Company recorded net OTTI charges through earnings on residential MBS of $60,000 and $136,000, respectively. The Company provides for the bifurcation of OTTI into (i) amounts related to credit losses which are recognized through earnings, and
(ii) amounts related to all other factors which are recognized as a component of other comprehensive income (loss).

To determine the component of the gross OTTI related to credit losses, the Company compared the amortized cost basis of each OTTI security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. The revised expected cash flow estimates for individual securities are based primarily on an analysis of default rates, prepayment speeds and third-party analytic reports. Significant judgment by management is required in this analysis that includes, but is not limited to, assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans. The following table presents a summary of the significant inputs utilized to measure management's estimate of the credit loss component on OTTI securities as of December 31, 2011 and September 30, 2011:

                                                 Range
                                          ---------------------     Weighted
                                          Minimum       Maximum      Average
                                          -------       -------     --------
At December 31, 2011
--------------------
Constant prepayment rate                    6.00%        15.00%        8.45%
Collateral default rate                     0.71%        30.03%       10.00%
Loss severity rate                         25.92%        74.02%       49.39%

At September 30, 2011
---------------------
Constant prepayment rate                    6.00%        15.00%       10.71%
Collateral default rate                     0.43%        24.23%        8.03%
Loss severity rate                         11.93%        64.54%       39.22%

The following tables present the OTTI for the three months ended December 31, 2011 and 2010 (dollars in thousands):

                                 Three months ended      Three months ended
                                  December 31, 2011      December 31, 2010
                                 -------------------    --------------------
                                 Held To   Available    Held To    Available
                                 Maturity   For Sale    Maturity    For Sale
                                 --------  ---------    --------   ---------
Total OTTI                        $    52    $   38      $  145      $  - -
Portion of OTTI recognized in
 other comprehensive loss
 (before income taxes) (1)            (30)      - -          (9)        - -
                                  -------    ------      ------      ------
Net OTTI recognized in
 earnings (2)                     $    22    $   38      $  136      $  - -
                                  =======    ======      ======      ======

-------------
(1) Represents OTTI related to all other factors.
(2) Represents OTTI related to credit losses.

The following table presents a roll-forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in other comprehensive income for the three months ended December 31, 2011 and 2010 (in thousands):

                                           Three months ended December 31,
                                                2011            2010
                                               ------          ------

Beginning balance of credit loss               $3,361          $4,725
Additions:
  Credit losses for which OTTI was
   not previously recognized                        1              46
  Additional increases to the amount
   related to credit loss for which OTTI
   was previously recognized                       59              90
Subtractions:
  Realized losses previously recorded
   as credit losses                              (196)           (496)
                                               ------          ------
Ending balance of credit loss                  $3,225          $4,365
                                               ======          ======


There were no gross realized gains on sale of securities for the three months ended December 31, 2011. There was a gross realized gain on sale of securities for the three months ended December 31, 2010 of $79,000. During the three months ended December 31, 2011, the Company recorded a $196,000 realized loss (as a result of the securities being deemed worthless) on 21 held to maturity residential MBS and one available for sale residential MBS, of which the entire amount had been recognized previously as a credit loss. During the three months ended December 31, 2010, the Company recorded a $496,000 realized loss on 16 held to maturity residential MBS which had previously been recognized as a credit loss.

The amortized cost of residential mortgage-backed and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral, retail repurchase agreements and other non-profit organization deposits totaled $7.36 million and $7.88 million at December 31, 2011 and September 30, 2011, respectively.

The contractual maturities of debt securities at December 31, 2011 are as follows (dollars in thousands). Expected maturities may differ from scheduled maturities as a result of the prepayment of principal or call provisions.

                                   Held to Maturity     Available for Sale
                                   ----------------     ------------------
                                            Estimated               Estimated
                                Amortized   Fair        Amortized   Fair
                                Cost        Value       Cost        Value
                                ---------------------   ---------------------
Due within one year              $   - -     $   - -    $   - -     $   - -
Due after one year to five years      22          23        104         111
Due after five to ten years           37          39        - -         - -
Due after ten years                3,882       3,944      5,106       5,178
                                 -------     -------    -------     -------
  Total                          $ 3,941     $ 4,006    $ 5,210     $ 5,289
                                 =======     =======    =======     =======

(5) FHLB STOCK

The Company views its investment in the FHLB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; 2) the impact of legislative and regulatory changes on the FHLB; and 3) the liquidity position of the FHLB. On October 25, 2010, the FHLB announced that it had entered into a Consent Agreement with the Federal Housing Finance Agency ("FHFA"), which requires the FHLB to take certain specific actions related to its business and operations. As of its latest regulatory filing, the FHLB reported that it had met all of its regulatory capital requirements, but remained classified as "undercapitalized" by the FHFA. The FHLB will not pay a dividend or repurchase capital stock while it is classified as undercapitalized. While the FHLB was classified as undercapitalized, the Company does not believe that its investment in the FHLB is impaired as of December 31, 2011. However, this estimate could change in the near term if: 1) significant other-than-temporary losses are incurred on the FHLB's MBS causing a significant decline in its regulatory capital status; 2) the economic losses resulting from credit deterioration on the FHLB's MBS increases significantly; or 3) capital preservation strategies being utilized by the FHLB become ineffective.

(6) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable and loans held for sale consisted of the following at December 31, 2011 and September 30, 2011 (dollars in thousands):

                                         December 31,        September 30,
                                            2011                  2011
                                     -------------------   ------------------
                                       Amount    Percent    Amount    Percent
                                     -------------------   ------------------
Mortgage loans:
  One- to four-family (1)            $110,502      19.7%   $114,680    20.5%
  Multi-family                         30,866       5.5      30,982     5.5
  Commercial                          245,874      43.9     246,037    43.9
  Construction and land development    57,803      10.3      52,484     9.4
  Land                                 46,198       8.3      49,236     8.8
                                     --------     -----    --------   -----
    Total mortgage loans              491,243      87.7     493,419    88.1

Consumer loans:
  Home equity and second mortgage      34,607       6.2      36,008     6.4
  Other                                 6,695       1.2       8,240     1.5
                                     --------     -----    --------   -----
    Total consumer loans               41,302       7.4      44,248     7.9

Commercial business loans              27,426       4.9      22,510     4.0
                                     --------     -----    --------   -----

    Total loans receivable            559,971     100.0%    560,177   100.0%
                                     --------     =====    --------   =====

Less:
  Undisbursed portion of
   construction loans in process      (17,073)              (18,265)
  Deferred loan origination fees       (1,884)               (1,942)
  Allowance for loan losses           (11,972)              (11,946)
                                     --------              --------

    Total loans receivable, net      $529,042              $528,024
                                     ========              ========
-------------
(1)    Includes loans held for sale.


Construction and Land Development Loan Portfolio Composition
------------------------------------------------------------
The following table sets forth the composition of the Company's construction and land development loan portfolio at December 31, 2011 and September 30, 2011 (dollars in thousands):

                                         December 31,        September 30,
                                            2011                  2011
                                     -------------------   ------------------
                                       Amount    Percent    Amount    Percent
                                     -------------------   ------------------
Custom and owner/builder              $ 28,797     49.8%   $ 26,205     49.9%
Speculative one- to four-family          2,186      3.8       1,919      3.7
Commercial real estate                  16,693     28.9      12,863     24.5
Multi-family
  (including condominiums)               8,320     14.4       9,322     17.8
Land development                         1,807      3.1       2,175      4.1
                                      --------    -----    --------    -----
   Total construction and
     land development loans           $ 57,803    100.0%   $ 52,484    100.0%
                                      ========    =====    ========    =====

Allowance for Loan Losses
-------------------------
The following tables set forth information for the three months ended December 31, 2011 and December 31, 2010 regarding activity in the allowance for loan losses (dollars in thousands):

                         For the Three Months Ended December 31, 2011
                         --------------------------------------------
                      Beginning                                       Ending
                      Allowance  Provision  Charge-offs  Recoveries  Allowance
                      ---------  ---------  -----------  ----------  ---------
Mortgage loans:
 One-to four-family   $   760       $  92     $   68       $   1      $   785
 Multi-family           1,076         233        - -         - -        1,309
 Commercial             4,035         (18)       508         - -        3,509
 Construction -
  custom and
  owner / builder         222          38        - -         - -          260
 Construction -
  speculative one-
  to four-family          169          (6)       - -           1          164
 Construction -
  commercial              794          13        - -         - -          807
 Construction -
  multi-family            354        (414)       - -         450          390
 Construction -
  land development         79         247        230         - -           96
 Land                   2,795          76        285          71        2,657
Consumer loans:
 Home equity and
  second mortgage         460          (1)        50         - -          409
 Other                    415         (24)         1         - -          390
Commercial business
 loans                    787         414          6           1        1,196
                      -------       -----     ------       -----      -------
Total                 $11,946       $ 650     $1,148       $ 524      $11,972
                      =======       =====     ======       =====      =======


                                               Three Months Ended
                                                December 31, 2010
                                            ------------------------
Balance at beginning of period                        $11,264
Provision for loan losses                                 900
Loans charged off                                        (439)
Recoveries of loans previously charged off                 24
Net charge-offs                                          (415)
                                                      -------
Balance at end of period                              $11,749
                                                      =======

The following table presents information on the loans evaluated individually for impairment and collectively evaluated for impairment in the allowance for loan losses at December 31, 2011 and September 30, 2011 (dollars in thousands):


                           Allowance for Loan Losses                 Recorded Investment in Loans
                           -------------------------                 ----------------------------
                    Individually    Collectively                Individually    Collectively
                    Evaluated for   Evaluated for               Evaluated for   Evaluated for
                     Impairment       Impairment     Total       Impairment       Impairment      Total
                     ----------       ----------     -----       ----------       ----------      -----
December 31, 2011
-----------------
Mortgage loans:
 One- to four-family    $  136           $  649     $   785        $ 4,335          $106,167     $110,502
 Multi-family              976              333       1,309          6,921            23,945       30,866
 Commercial                214            3,295       3,509         21,552           224,322      245,874
 Construction - custom
  and owner / builder        9              251         260            318            19,890       20,208
 Construction -
  speculative one- to
  four-family               24              140         164            700               972        1,672
 Construction -
  commercial               687              120         807          5,413             4,817       10,230
 Construction -
  multi-family             - -              390         390            370             6,443        6,813
 Construction - land
  development              - -               96          96          1,597               210        1,807
 Land                      583            2,074       2,657          9,527            36,671       46,198
Consumer loans:
 Home equity and
  second mortgage           12              397         409          1,236            33,371       34,607
 Other                     - -              390         390            - -             6,695        6,695
Commercial business
 loans                     276              920       1,196            317            27,109       27,426
                        ------           ------     -------        -------          --------     --------
                        $2,917           $9,055     $11,972        $52,286          $490,612     $542,898
                        ======           ======     =======        =======          ========     ========

September 30, 2011
------------------
Mortgage loans:
 One- to four-family    $   45           $  715     $   760        $ 3,701          $110,979     $114,680
 Multi-family              632              444       1,076          5,482            25,500       30,982
 Commercial                255            3,780       4,035         19,322           226,715      246,037
 Construction - custom
  and owner / builder       11              211         222            320            16,777       17,097
 Construction -
  speculative one- to
  four-family               37              132         169            700               906        1,606

 Construction -
  commercial               738               56         794          5,435             2,479        7,914
 Construction -
  multi-family             - -              354         354            632             4,867        5,499
 Construction -
  land development         - -               79          79          1,882               221        2,103
 Land                      560            2,235       2,795          9,997            39,239       49,236
Consumer loans:
 Home equity and second
  mortgage                  10              450         460          1,014            34,994       36,008
 Other                       1              414         415              1             8,239        8,240
Commercial business
 loans                     - -              787         787             44            22,466       22,510
                        ------           ------     -------        -------          --------     --------
                        $2,289           $9,657     $11,946        $48,530          $493,382     $541,912
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

Watch: Watch loans are defined as those loans that still exhibit marginal acceptable quality, but have some concerns that justify greater attention. If these concerns are not corrected, a potential for further adverse categorization exists. These concerns could relate to a specific condition peculiar to the borrower, its industry segment or the general economic environment.

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

Loss: Loans in this classification are considered uncollectible and of such little value that continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future.

The following table lists the loan credit risk grades utilized by the Company that serve as credit quality indicators. Each of the credit risk loan grades include high and low factors associated with their classification that are utilized to calculate the aggregate ranges of the allowance for loan losses at December 31, 2011 and September 30, 2011 (dollars in thousands):

Credit Risk Profile by Internally Assigned Grades
December 31, 2011                             Loan Grades
-----------------            ---------------------------------------
                                               Special
                              Pass    Watch    Mention   Substandard   Total
                             ------   -----    -------   -----------   -----
Mortgage loans:
 One- to four-family        $ 96,715  $ 4,708  $ 3,291     $ 5,788   $110,502
 Multi-family                 18,995       68    4,696       7,107     30,866
 Commercial                  215,172      696    6,040      23,966    245,874
 Construction - custom
  and owner / builder         19,629      261      - -         318     20,208
 Construction - speculative
  one- to four-family            212      155      - -       1,305      1,672
 Construction - commercial     4,817      - -      - -       5,413     10,230
 Construction - multi-family   6,443      - -      - -         370      6,813
 Construction - land
  development                    - -      - -      - -       1,807      1,807
 Land                         25,168    5,947    5,233       9,850     46,198
Consumer loans:
 Home equity and second
  mortgage                    31,083      931    1,355       1,238     34,607
 Other                         6,638       48      - -           9      6,695
Commercial business loans     24,080       60      192       3,094     27,426
                            --------  -------  -------     -------   --------
   Total                    $448,952  $12,874  $20,807     $60,265   $542,898
                            ========  =======  =======     =======   ========

September 30, 2011
------------------
Mortgage loans:
 One- to four-family        $100,159  $ 6,131  $ 2,450     $ 5,940   $114,680
 Multi-family                 19,279      199   10,380       1,124     30,982
 Commercial                  212,898    1,042    6,320      25,777    246,037
 Construction - custom
  and owner / builder         16,522      255      - -         320     17,097
 Construction - speculative
  one- to four-family            323      - -      700         583      1,606
 Construction - commercial     2,479      - -      - -       5,435      7,914
 Construction - multi-family   4,115      - -      752         632      5,499
 Construction - land
  development                     83      - -      - -       2,020      2,103
 Land                         26,825    6,604    5,084      10,723     49,236
Consumer loans:
 Home equity and second
  mortgage                    32,389      901    1,513       1,205     36,008
 Other                         8,179       50      - -          11      8,240
Commercial business loans     19,060       20      220       3,210     22,510
                            --------  -------  -------     -------   --------
   Total                    $442,311  $15,202  $27,419     $56,980   $541,912
                            ========  =======  =======     =======   ========

The following tables present an age analysis of past due status of loans by category at December 31, 2011 and September 30, 2011 (dollars in thousands):


                                                                  Past Due
                                                                  90 Days
                           30-59 Days  60-89 Days       Non-    or More and      Total               Total
                            Past Due    Past Due   Accrual (1) Still Accruing  Past due  Current     Loans
                            --------    --------   -----------  -----------    --------  -------   ---------
Mortgage loans:
 One- to four-family         $2,889     $   - -       $ 2,788     $   - -    $  5,677   $104,825    $110,502
 Multi-family                   - -         - -         1,449         - -       1,449     29,417      30,866
 Commercial                   8,902         - -        10,445         - -      19,347    226,527     245,874
 Construction - custom and
  owner / builder               - -         - -           318         - -         318     19,890      20,208
 Construction - speculative
  one- to four-family           - -         - -           - -         201         201      1,471       1,672
 Construction - commercial      - -         - -           666         - -         666      9,564      10,230
 Construction - multi-family    - -         - -           370         - -         370      6,443       6,813
 Construction - land
  development                   - -         - -         1,597         - -       1,597        210       1,807
 Land                         5,727          82         9,264       1,586      16,659     29,539      46,198
Consumer loans:
 Home equity and second
  mortgage                      816          39           589         890       2,334     32,273      34,607
 Other                           83         - -           - -         - -          83      6,612       6,695
Commercial business loans       - -         132           317         - -         449     26,977      27,426
                            -------      ------       -------      ------     -------   --------    --------
Total                       $18,417      $  253       $27,803      $2,677     $49,150   $493,748    $542,898
                            =======      ======       =======      ======     =======   ========    ========

September 30, 2011
------------------
Mortgage loans:
 One- to four-family        $   - -      $1,822       $ 2,150     $   - -     $ 3,972   $110,708    $114,680
 Multi-family                   - -         - -           - -       1,449       1,449     29,533      30,982
 Commercial                     - -      12,723         6,571         - -      19,294    226,743     246,037
 Construction - custom and
  owner / builder               - -         - -           320         - -         320     16,777      17,097
 Construction - speculative
  one- to four-family           - -         - -           - -         - -         - -      1,606       1,606
 Construction - commercial      - -         - -           688         - -         688      7,226       7,914
 Construction - multi-family    - -         752           632         - -       1,384      4,115       5,499
 Construction - land
  development                   - -         - -         1,882         - -       1,882        221       2,103
 Land                         1,100       2,558         8,935          29      12,622     36,614      49,236
Consumer loans:
 Home equity and second
  mortgage                      643         441           366         - -       1,450     34,558      36,008
 Other                            9           7             1         - -          17      8,223       8,240
Commercial business loans       - -          14            44         276         334     22,176      22,510
                            -------      ------       -------      ------     -------   --------    --------
Total                       $ 1,752     $18,317       $21,589      $1,754     $43,412   $498,500    $541,912
                            =======     =======       =======      ======     =======   ========    ========
-------------
(1) Includes non-accrual loans past due 90 days or more and manual non-accrual loans.




Impaired Loans
--------------
A loan is considered impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments due in accordance with the original or modified terms of the loan agreement. Impaired loans are measured based on the estimated fair value of the collateral less estimated cost to sell if the loan is considered collateral dependent. Impaired loans that are not considered to be collateral dependent are measured based on the present value of expected future cash flows.

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

At December 31, 2011 and September 30, 2011, the Company had impaired loans totaling $52.29 million and $48.53 million, respectively. At December 31, 2011, the Company had loans totaling $2.68 million that were 90 days or more past due and still accruing interest. At September 30, 2011, the Company had loans totaling $1.75 million that were 90 days or more past due and still accruing interest. Interest income recognized on impaired loans for the three months ended December 31, 2011 and 2010 was $419,000 and $322,000,
respectively.   Interest income recognized on a cash basis on impaired loans for the three months ended December 31, 2011 and 2010, was $294,000 and $246,000, respectively. The average investment in impaired loans for the three months ended December 31, 2011 and 2010 was $48.64 million and $41.44 million, respectively.


The following table is a summary of information related to impaired loans as of and for the three months ended December 31, 2011 (dollars in thousands):

                                          Unpaid Principal                                     Cash Basis
                                           Balance (Loan               Average    Interest      Interest
                               Recorded    Balance Plus    Related    Recorded     Income        Income
                              Investment    Charge Off)   Allowance  Investment  Recognized(1) Recognized(1)
                              ----------   ------------   ---------  ----------  ------------  ------------
With no related allowance
 recorded:
 Mortgage loans:
  One- to four-family          $ 2,266       $  2,486       $  - -    $  2,623      $   6          $   6
  Multi-family                     - -            982          - -         - -        - -            - -
  Commercial                    17,704         19,354          - -      15,514        190            135
  Construction - custom and
   owner / builder                 209            209          - -         345        - -            - -
  Construction - speculative
   one- to four-family             - -            - -          - -         243        - -            - -
  Construction - multi-family      370            810          - -       1,071        - -            - -
  Construction - land
   development                   1,597          7,124          - -       2,482          5              5
  Land                           5,214          8,750          - -       7,034          8              4
 Consumer loans:
  Home equity and second
   mortgage                        592            658          - -         534        - -            - -
  Other                            - -            - -          - -           8        - -            - -
 Commercial business loans          41             61          - -          43          1              1
                               -------       -------        ------     -------      -----          -----
   Subtotal                     27,993         40,434          - -      29,897        210            151

With an allowance recorded:
 Mortgage loans:
  One- to four-family            2,069         2,069           136       1,181         22             17
  Multi-family                   6,921         6,921           976       5,768         73             55
  Commercial                     3,848         3,848           214       2,179         24              3
  Construction - custom and
   owner / builder                 109           109             9          67        - -            - -
  Construction - speculative
   one- to four-family             700           700            24       1,030          8              6
  Construction - commercial      5,413         6,857           687       4,620         63             47
  Land                           4,313         4,337           583       3,428          8              8
 Consumer loans:
  Home equity and second
   mortgage                        644           644            12         412         11              7
  Other                            - -           - -           - -           1        - -            - -
 Commercial business loans         276           276           276          55        - -            - -
                               -------       -------        ------     -------      -----          -----
   Subtotal                     24,293        25,761         2,917      18,741        209            143
Total
 Mortgage loans:
  One- to four-family            4,335         4,555           136       3,804         28             23
  Multi-family                   6,921         7,903           976       5,768         73             55
  Commercial                    21,552        23,202           214      17,693        214            138
  Construction - custom and
   owner / builder                 318           318             9         412        - -            - -
  Construction - speculative
   one- to four-family             700           700            24       1,273          8              6
  Construction - commercial      5,413         6,857           687       4,620         63             47
  Construction - multi-family      370           810           - -       1,071          5            - -
  Construction - land
   development                   1,597         7,124           - -       2,482        - -              5
  Land                           9,527        13,087           583      10,462         16             12
 Consumer loans:
  Home equity and second
   mortgage                      1,236         1,302            12         946         11              7
  Other                            - -           - -           - -           9        - -            - -
 Commercial business loans         317           337           276          98          1              1
                               -------       -------        ------     -------      -----          -----
   Total                       $52,286       $66,195        $2,917     $48,638      $ 419          $ 294
                               =======       =======        ======     =======      =====          =====
-------------
(1)  For the three months ended December 31, 2011



Following is a summary of information related to impaired loans as of and for the year ended September 30,
2011 (in thousands):

                                          Unpaid Principal                                     Cash Basis
                                           Balance (Loan               Average    Interest      Interest
                               Recorded    Balance Plus    Related    Recorded     Income        Income
                              Investment    Charge Off)   Allowance  Investment  Recognized(1) Recognized(1)
                              ----------   ------------   ---------  ----------  ------------  ------------
With no related allowance
 recorded:
 Mortgage loans:
  One- to four-family          $ 2,092        $ 2,387       $  - -     $ 2,908      $   30         $   22
  Multi-family                     - -            982          - -         681         - -            - -
  Commercial                    18,137         19,279          - -      14,623       1,060            573
  Construction - custom and
   owner / builder                 209            209          - -         303           7              1
  Construction   speculative
   one- to four-family             - -            - -          - -         502           7              7
  Construction - multi-family      632          1,135          - -       1,287           4              4
  Construction - land
   development                   1,882          7,179          - -       2,920           5            - -
  Land                           8,198         11,533          - -       7,883          69             42
 Consumer loans:
  Home equity and second
   mortgage                        669            719          - -         430          26             16
  Other                            - -            - -          - -          13         - -            - -
 Commercial business loans          44             65          - -          44           2              2
                               -------        -------       ------     -------      ------         ------
   Subtotal                     31,863         43,488          - -      31,594       1,210            667
With an allowance recorded:
 Mortgage loans:
  One- to four-family            1,609          1,609           45         768          47             38
  Multi-family                   5,482          5,482          632       4,798         298            222
  Commercial                     1,185          1,185          255       1,409          50            118
  Construction - custom and
   owner / builder                 111            111           11          45           2              2
  Construction - speculative
   one- to four-family             700            700           37       1,042          50             37
  Construction - commercial      5,435          6,879          738       3,537         273            123
  Construction - multi-family      - -            - -          - -          65         - -            - -



  Land                           1,799          1,821          560       2,946         114             83
 Consumer loans:
  Home equity and second
   mortgage                        345            345           10         425          10              9
  Other                              1              1            1           1         - -            - -
                               -------        -------       ------     -------      ------         ------
   Subtotal                     16,667         18,133        2,289      15,036         844            632
Total
 Mortgage loans:
  One- to four-family            3,701          3,996           45       3,676          77             60
  Multi-family                   5,482          6,464          632       5,479         298            222
  Commercial                    19,322         20,464          255      16,032       1,110            691
  Construction - custom and
   owner / builder                 320            320           11         348           9              3
  Construction - speculative
   one- to four-family             700            700           37       1,544          57             44
  Construction - commercial      5,435          6,879          738       3,537         273            123
  Construction - multi-family      632          1,135          - -       1,352           4              4
  Construction - land
   development                   1,882          7,179          - -       2,920           5            - -
  Land                           9,997         13,354          560      10,829         183            125
 Consumer loans:
  Home equity and second
   mortgage                      1,014          1,064           10         855          36             25
  Other                              1              1            1          14         - -            - -
 Commercial business loans          44             65          - -          44           2              2
                               -------        -------       ------     -------      ------         ------
   Total                       $48,530        $61,621       $2,289     $46,630      $2,054         $1,299
                               =======        =======       ======     =======      ======         ======

-------------
(1)  For the year ended September 30, 2011


The following table sets forth information with respect to the Company's non-performing assets at December 31, 2011 and September 30, 2011 (dollars in thousands):

Loans accounted for on a non-accrual basis:
                                                December 31,   September 30,
                                                       2011            2011
                                                   --------        --------
Mortgage loans:
  One- to four-family                              $  2,788        $  2,150
  Multi-family                                        1,449             - -
  Commercial                                         10,445           6,571
  Construction   custom and owner / builder             318             320
  Construction   speculative one- to four-family        - -             - -
  Construction   commercial                             666             688
  Construction   multi-family                           370             632
  Construction   land development                     1,597           1,882
  Land                                                9,264           8,935
Consumer loans:
  Home equity and second mortgage                       589             367
  Commercial business                                   317              43
                                                   --------        --------
     Total                                           27,803          21,589

Accruing loans which are contractually
  past due 90 days or more                            2,677           1,754
                                                   --------        --------

Total of non-accrual and 90 days past due loans      30,480          23,343

Non-accrual investment securities                     2,650           2,796

OREO and other repossessed assets                     7,714          10,811
                                                   --------        --------
  Total non-performing assets (1)                  $ 40,844        $ 36,950
                                                   ========        ========

Troubled debt restructured loans on accrual
 status (2)                                        $ 18,297        $ 18,166

Non-accrual and 90 days or more past
 due loans as a percentage of loans receivable         5.64%           4.32%

Non-accrual and 90 days or more past
 due loans as a percentage of total assets             4.15%           3.16%

Non-performing assets as a percentage of total
 assets                                                5.55%           5.01%

Loans receivable (3)                               $541,014        $539,970
                                                   ========        ========

Total assets                                       $735,849        $738,224
                                                   ========        ========

(1)  Does not include troubled debt restructured loans on accrual status.
(2) Does not include troubled debt restructured loans totaling $7.33 million and $7.38 million reported as non-accrual loans at December 31, 2011 and September 30, 2011, respectively.
(3)  Includes loans held for sale and is before the allowance for loan losses.

Troubled debt restructured loans are loans for which the Company, for economic or legal reasons related to the borrower's financial condition, has granted a significant concession to the borrower that it would otherwise not consider. The loan terms which have been modified or restructured due to a borrower's financial difficulty, include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals. Troubled debt restructured loans are considered impaired loans and are individually evaluated for impairment. Troubled debt restructured loans can be classified as either accrual or non-accrual. The Company had $25.63 million in troubled debt restructured loans included in impaired loans at December 31, 2011 and had no commitments to lend additional funds on these loans. At December 31, 2011, $7.33 million of the $25.63 million in troubled debt restructured loans were on non-accrual status and included in non-performing loans. The Company had $25.54 million in troubled debt restructured loans included in impaired loans at September 30, 2011 and had $144,000 in commitments to lend additional funds on these loans. At September 30, 2011, $7.38 million of the $25.54 million in troubled debt restructured loans were on non-accrual status and included in non-performing loans.

The following table sets forth information with respect to the Company's troubled debt restructurings by portfolio segment at December 31, 2011 and September 30, 2011 (dollars in thousands):

December 31, 2011
-----------------
                                               Pre-         Post-
                                       Modification  Modification
                                        Outstanding   Outstanding     End of
                          Number of        Recorded      Recorded     Period
                          Contracts      Investment    Investment    Balance
                          ---------      ----------    ----------    -------

 One-to four-family           5            $ 1,619      $ 1,619      $1,547
 Multi-family                 4              6,534        5,482       5,472
 Commercial                   8              5,903        6,226       5,840
 Construction -
  speculative one-to
  four-family                 1                700          700         700
 Construction - commercial    2              6,800        5,451       5,413
 Construction - land
  development                 4              5,433        5,433         756
 Land                        12              7,263        7,051       5,256
 Home equity                  3                654          654         647
                             --            -------      -------     -------
   Total                     39            $34,906      $32,616     $25,631
                             ==            =======      =======     =======

September 30, 2011
------------------
                                               Pre-         Post-
                                       Modification  Modification
                                        Outstanding   Outstanding     End of
                          Number of        Recorded      Recorded     Period
                          Contracts      Investment    Investment    Balance
                          ---------      ----------    ----------    -------

 One-to four-family           5            $ 1,619      $ 1,619      $1,618
 Multi-family                 4              6,534        5,482       5,482
 Commercial                   8              5,903        6,226       5,696
 Construction -
  speculative one-to
  four-family                 1                700          700         700
 Construction - commercial    2              6,800        5,451       5,435
 Construction - land
  development                 4              5,433        5,433         756
 Land                        12              7,263        7,051       5,208
 Home equity                  3                654          654         647

                             --            -------      -------     -------
   Total                     39            $34,906      $32,616     $25,542
                             ==            =======      =======     =======

There were no new troubled debt restructured loans that were recorded during the three months ended December 31, 2011. There were no troubled debt restructured loans that were recorded in the twelve months prior to December 31, 2011 that subsequently defaulted in the three months ended December 31, 2011.

(7) NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from the assumed conversion of outstanding stock options and the outstanding warrant to purchase common stock. In accordance with the Financial Accounting Standards Board ("FASB") guidance for stock compensation, shares owned by the Bank's ESOP that have not been allocated are not considered to be outstanding for the purpose of computing net income per common share. At December 31, 2011 and 2010, there were 264,520 and 299,786 shares, respectively, that had not been allocated under the Bank's ESOP.

                                             Three Months Ended December 31,
                                                   2011          2010
                                                  --------------------
                                            (in thousands, except for share
                                                   and per share data)
----------------------------------------------------------------------------
Basic net income per common share computation
---------------------------------------------
Numerator - net income                           $ 1,283       $ 1,359
Preferred stock dividends                           (208)         (208)
Preferred stock discount accretion                   (59)          (54)
                                                 -------       -------
Net income to common shareholders                $ 1,016       $ 1,097
                                                 =======       =======

Denominator - weighted average
 common shares outstanding                     6,780,516     6,745,250

Basic net income per common share                 $ 0.15        $ 0.16

Diluted net income per common share computation
-----------------------------------------------
Numerator - net income                           $ 1,283       $ 1,359
Preferred stock dividend                            (208)         (208)
Preferred stock discount accretion                   (59)          (54)
                                                 -------       -------
Net income to common shareholders                $ 1,016       $ 1,097
                                                 =======       =======

Denominator - weighted average
 common shares outstanding                     6,780,516     6,745,250

Effect of dilutive stock options (1)                 - -           - -
Effect of dilutive stock warrant (2)                 - -           - -
                                                 -------       -------
Weighted average common shares
 and common stock equivalents                  6,780,516     6,745,250

Diluted net income per common share               $ 0.15        $ 0.16

--------------------
(1) For the three months ended December 31, 2011 and 2010, options to purchase 153,376 and 194,864 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because the options' exercise prices were greater than the average market price of the common stock, and, therefore, their effect would have been anti-dilutive.
(2) For the three months ended December 31, 2011 and 2010, a warrant to purchase 370,899 shares of common stock was outstanding but not included in the computation of diluted net income per common share because the warrant's exercise price was greater than the average market price of the common stock, and, therefore, its effect would have been anti-dilutive.

(8) STOCK PLANS AND STOCK BASED COMPENSATION

Stock Option Plans
------------------
Under the Company's stock option plans (the 1999 Stock Option Plan and the 2003 Stock Option Plan), the Company was able to grant options for up to a combined total of 1,622,500 shares of common stock to employees, officers and directors. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company's common stock on the date of grant. Generally, options vest in 20% annual installments on each of the five anniversaries from the date of the grant. At December 31, 2011, options for 218,938 shares are available for future grant under the 2003 Stock Option Plan and no shares are available for future grant under the 1999 Stock Option Plan.

Activity under the plans for the three months ended December 31, 2011 and 2010 is as follows:

                                     Three Months Ended    Three Months Ended
                                      December 31, 2011     December 31, 2010
                                     ------------------    ------------------
                                              Weighted               Weighted
                                               Average                Average
                                              Exercise               Exercise
                                     Shares      Price     Shares       Price
                                     ------   --------     ------    --------
Options outstanding, beginning of
 period                              137,726    $ 9.25    194,864     $ 8.71
Granted                               33,500      4.01        - -        - -
Forfeited                              2,200      4.55        - -        - -
                                     -------              -------
Options outstanding, end of period   169,026    $ 8.27    194,864     $ 8.71
                                     =======              =======

Options exercisable, end of period   123,326              174,064
                                     =======              =======


There was no aggregate intrinsic value of options outstanding at December 31, 2011.

At December 31, 2011, there were 46,700 unvested options with an aggregate grant date fair value of $69,000, all of which the Company assumes will vest. There was no aggregate intrinsic value of unvested options at December 31, 2011. There were 5,000 options with an aggregate grant date fair value of $6,000 that vested during the three months ended December 31, 2011.

At December 31, 2010, there were 20,800 unvested options with an aggregate grant date fair value of $27,000. There were 5,200 options with an aggregate grant date fair value of $7,000 that vested during the three months ended December 31, 2010.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury rate of a similar term as the stock option at the particular grant date. The expected life is based on historical data, vesting terms and estimated exercise dates. The expected dividend yield is based on the most recent quarterly dividend on an annualized basis in effect at the time the options were granted. The expected volatility is based on historical volatility of the Company's stock price. There were 33,500 options granted during the three months ended December 31, 2011 with an aggregate grant date fair value of $52,000. There were no options granted during the three months ended December 31, 2010.

The Black-Scholes option pricing model was used in estimating the fair value of option grants. The weighted average assumptions used for options granted during the three months ended December 31, 2011 were:


Expected Volatility                       44%
Expected term (in years)                   5
Expected dividend yield                  - -%
Risk free interest rate                 0.89%
Grant date fair value per share        $1.56


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

There were no MRDP shares granted to officers or directors during the three months ended December 31, 2011 and 2010.

At December 31, 2011, there were a total of 15,161 unvested MRDP shares with an aggregated grant date fair value of $155,000. There were 7,231 MRDP shares that vested during the three months ended December 31, 2011 with an aggregated grant date fair value of $79,000. There were 100 MRDP shares forfeited during the three months ended December 31, 2011 with a grant date fair value of $1,000. At December 31, 2011, there were no shares available for future awards under the MRDP.

At December 31, 2010, there were a total of 28,992 unvested MRDP shares with an aggregate grant date fair value of $329,000. There were 7,433 MRDP shares that vested during the three months ended December 31, 2010 with and aggregated grant date fair value of $81,000.

Expenses for Stock Compensation Plans
-------------------------------------
Compensation expenses for all stock-based plans were as follows:

                                              Three Months Ended December 31,
                                              ------------------------------
                                                   2011             2010
                                                   ----             ----
                                                 (Dollars in thousands)
                                             Stock    Stock    Stock    Stock
                                           Options   Grants  Options   Grants
                                           -------   ------  -------   ------
Compensation expense recognized in income    $   2   $   25   $    1   $  44
Related tax benefit recognized                 - -        9      - -      15

As of December 31, 2011, the compensation expense yet to be recognized for stock based awards that have been awarded but not vested for the years ending September 30 is as follows (dollars in thousands):

                                       Stock         Stock         Total
                                     Options        Grants        Awards
                                     -------        ------        ------
2012                                   $ 13          $  80         $  93
2013                                     17             39            56
2014                                     17              2            19
2015                                     11            - -            11
2016                                     10            - -            10
2017                                      2            - -             2
                                       ----          -----         -----
Total                                  $ 70          $ 121         $ 191
                                       ====          =====         =====

(9) FAIR VALUE MEASUREMENTS

GAAP requires disclosure of estimated fair values for financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2011 and September 30, 2011. Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Major assumptions, methods and fair value estimates for the Company's significant financial instruments are set forth below:

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

     Loans Receivable, Net
     ---------------------
     At December 31, 2011 and September 30, 2011, because of the illiquid market for loan sales, loans were priced using comparable market statistics. The loan portfolio was segregated into various categories and a weighted average valuation discount that approximated similar loan sales was applied to each category.

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

The estimated fair values of financial instruments were as follows as of December 31, 2011 and September 30, 2011 (dollars in thousands):

                                     December 31, 2011     September 30, 2011
                                     -----------------     ------------------
                                             Estimated              Estimated
                                    Recorded      Fair     Recorded      Fair
                                      Amount     Value       Amount     Value
                                      ------     -----       ------     -----
Financial Assets
  Cash and cash equivalents         $111,547   $111,547    $112,065  $112,065
  CDs held for investment             19,810     19,810      18,659    18,659
  MBS and other investments           10,225     10,290      10,862    10,946
  FHLB stock                           5,705      5,705       5,705     5,705
  Loans receivable, net              525,932    481,212     523,980   490,322
  Loans held for sale                  3,110      3,216       4,044     4,185
  Accrued interest receivable          2,388      2,388       2,411     2,411

Financial Liabilities
  Deposits                          $589,175   $591,595    $592,678  $595,331
  FHLB advances - long term           55,000     60,878      55,000    61,009
  Repurchase agreements                  538        538         729       729
  Accrued interest payable               525        525         545       545

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

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a recurring basis at December 31, 2011, and the total losses resulting from these estimated fair value adjustments for the three months ended December 31, 2011 (dollars in thousands):

                                      Estimated Fair Value
                                 -----------------------------
                                 Level 1    Level 2    Level 3   Total Losses
                                 -------    -------    -------   ------------
Available for Sale Securities
Mutual funds                      $ 995      $  - -    $  - -      $  - -
MBS                                 - -       5,289       - -          38
                                  -----      ------    ------      ------
Total                             $ 995      $5,289    $  - -      $   38
                                  =====      ======    ======      ======

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a nonrecurring basis at December 31, 2011, and the total losses resulting from these estimated fair value adjustments for the three months ended December 31, 2011 (dollars in thousands):

                                      Estimated Fair Value
                                 -----------------------------
                                 Level 1    Level 2    Level 3   Total Losses
                                 -------    -------    -------   ------------
Impaired loans (1)               $  - -      $ - -     $23,520     $ 1,148
MBS - held to maturity (2)          - -        267         - -          22
OREO and other repossessed
 items (3)                          - -        - -       7,714         369
MSR's (4)                           - -        - -       2,169         - -
                                 ------      -----     -------     -------
Total                            $  - -      $ 267     $33,403     $ 1,439
                                 ======      =====     =======     =======

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


(10) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued updated guidance on goodwill and other intangibles regarding when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance became effective for the Company on October 1, 2011. The adoption of this guidance did not have a material effect on the Company's condensed consolidated financial statements.

In September 2011, the FASB issued guidance regarding testing goodwill for impairment. The new guidance allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of the reporting unit. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

In April 2011, the FASB issued guidance regarding Transfer and Servicing for the Reconsideration of Effective Control for Repurchase Agreements. The guidance removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments. The guidance is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

In May 2011, the FASB issued amended guidance regarding the application of existing fair value measurement guidance. The provisions of the amended guidance clarify the application of existing fair value measurement guidance and revise certain measurement and disclosure requirements to achieve convergence of GAAP and International Financial Reporting Standards. The provisions of this amended guidance are effective for the Company's first reporting period beginning January 1, 2012, with early adoption not permitted. The Company is in the process of evaluating the impact of adoption of this guidance and does not expect it to have a material impact on its condensed consolidated financial statements.

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

In December 2011, the FASB issued guidance that defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The deferral is temporary until FASB reconsiders the operational concerns and needs of financial statement users. The FASB has not yet announced a timetable for its reconsideration. The Company does not expect this guidance to have a material impact on its condensed consolidated financial statements.



Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three months ended December 31, 2011. This analysis as well as other sections of this report contains certain "forward-looking statements."

Certain matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact and often include the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate and projections of future performance. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by forward-looking statements, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System and our bank subsidiary by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may require us, among other things, to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions, which could adversely affect our liquidity and earnings; our compliance with regulatory enforcement actions, including regulatory memoranda of understandings ("MOUs") to which we are subject; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules and any changes in the rules applicable to institutions participating in the TARP Capital Purchase Program; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementation of related rules and regulations; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining the fair values of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common and preferred stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended September 30, 2011.

Any of the forward-looking statements that we make in this Form 10-Q and in the other public statements we make are based upon management's beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2012 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of us, and could negatively affect the Company's operations and stock price performance.

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank. The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 22 branches (including its main office in Hoquiam). At December 31, 2011, the Company had total assets of $735.85 million and total shareholders' equity of $87.33 million. The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank's operations.

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

Net income is also affected by non-interest income and non-interest expenses. For the three month period ended December 31, 2011, non-interest income consisted primarily of service charges and fees on deposit accounts, gain on sale of loans, ATM transaction fees, an increase in the cash surrender value of life insurance, other operating income and a valuation recovery on MSRs. Non-interest income is reduced by net OTTI losses on MBS and other investments. Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM expenses, OREO expenses, postage and courier expenses, professional fees, deposit insurance premiums, other insurance premiums, state and local taxes, loan administration expenses, deposit operation expenses, data processing expenses and telecommunication expenses. Non-interest income and non-interest expenses are affected by the growth of our operations and growth in the number of loan and deposit accounts.

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

The ultimate recovery of all loans is susceptible to future market and other factors beyond the Company's control. These factors may result in losses or recoveries differing significantly from those provided in the consolidated financial statements. The Company has experienced a significant decline in valuations for some real estate collateral since October 2008. If real estate values continue to decline and as updated appraisals are received on collateral for impaired loans, the Company may need to increase the allowance for loan losses appropriately. In addition, bank regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

The estimated fair value is evaluated at least annually by a third party firm for impairment by comparing actual cash flows and estimated cash flows from the servicing assets to those estimated at the time the servicing assets were originated. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSRs portfolio. The Company's methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions. For example, the determination of fair value uses anticipated prepayment speeds. Actual prepayment experience may differ and any difference may have a material effect on the fair value. Thus, any measurement of MSRs' fair value is limited by the conditions existing and assumptions as of the date made. Those assumptions may not be appropriate if they are applied at different times.

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

One of the circumstances evaluated when determining if an impairment test of goodwill is needed more frequently than annually is the extent and duration that the Company's market capitalization (total common shares outstanding multiplied by current stock price) is less than the total equity applicable to common shareholders. During the quarter ended June 30, 2011, the Company engaged a third party firm to perform the annual test for goodwill impairment. The test concluded that recorded goodwill was not impaired. As of December 31, 2011, there have been no events or changes in circumstances that would indicate a potential impairment. No assurance can be given, however, that the Company will not record an impairment loss on goodwill in the future.

OREO (Other Real Estate Owned) and Other Repossessed Assets
OREO and other repossessed assets consist of properties or assets acquired through or by deed in lieu of foreclosure, and are recorded initially at the estimated fair value of the properties less estimated costs of disposal.
Costs relating to the development and improvement of the properties or assets are capitalized while costs relating to holding the properties or assets are expensed. The valuation of real estate is subjective in nature and may be adjusted in future periods because of changes in economic conditions. Management periodically obtains updated valuations from third party appraisals, as well as independent fair market value assessments from realtors or persons involved in the selling of real estate in determining the estimated fair value of particular properties. A charge to earnings is recorded if the recorded value of a property exceeds its estimated net realizable value.


Comparison of Financial Condition at December 31, 2011 and September 30, 2011

The Company's total assets decreased by $2.37 million, or 0.3%, to $735.85 million at December 31, 2011 from $738.22 million at September 30, 2011. The decrease was primarily the result of a decrease in OREO and other repossessed assets.

Net loans receivable increased by $1.02 million, or 0.2%, to $529.04 million at December 31, 2011 from $528.02 million at September 30, 2011. The increase was primarily due to an increase in commercial business loan balances, commercial real estate construction loan balances and custom and owner/builder construction loan balances. These increases were partially offset by decreases in one-to four-family loan balances, land loan balances and consumer loan balances.

Total deposits decreased by $3.50 million, or 0.6%, to $589.18 million at December 31, 2011 from $592.68 million at September 30, 2011, primarily as a result of decreases in certificates of deposit account balances and non-interest bearing account balances. These decreases were partially offset by increases in money market account balances, savings account balances and N.O.W. checking account balances.

Shareholders' equity increased by $1.13 million, or 1.3%, to $87.33 million at December 31, 2011 from $86.21 million at September 30, 2011.The increase in shareholders' equity was primarily a result of net income for the quarter.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $633,000, or 0.5%, to $131.36 million at December 31, 2011 from $130.72 million at September 30, 2011. The increase was primarily due to a $1.15 million increase in CDs held for investment, which was partially offset by a $518,000 decrease in cash and cash equivalents.

MBS (Mortgage-backed Securities) and Other Investments: Mortgage-backed securities and other investments decreased by $637,000, or 5.9%, to $10.23 million at December 31, 2011 from $10.86 million at September 30, 2011. The decrease was primarily a result of scheduled amortization and prepayments on MBS and OTTI charges recorded on private label residential MBS. The securities on which the OTTI charges were recognized were acquired from the in-kind redemption of the Company's investment in the AMF family of mutual funds in June 2008. For additional information on MBS and other investments, see Note 4 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Loans: Net loans receivable increased by $1.02 million, or 0.2%, to $529.04 million at December 31, 2011 from $528.02 million at September 30, 2011. The increase in the portfolio was primarily a result of a $4.92 million increase in commercial business loan balances, a $3.83 million increase in commercial real estate construction loan balances and a $2.59 million increase in custom and owner/builder construction loan balances. These increases to net loans receivable were partially offset by a $4.18 million decrease in one-to four-family loan balances and a $3.04 million decrease in land loan balances.

Loan originations increased to $51.63 million for the three months ended December 31, 2011 from $49.15 million for the three months ended December 31, 2010. The Company continued to sell longer-term fixed rate loans for asset liability management purposes and to generate non-interest income. The Company sold fixed rate one- to four-family mortgage loans totaling $22.92 million for the three months ended December 31, 2011 compared to $26.86 million for the three months ended December 31, 2010.

For additional information, see Note 6 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."

Premises and Equipment: Premises and equipment decreased by $36,000, or 0.2%, to $17.35 million at December 31, 2011 from $17.39 million at September 30, 2011. The decrease was primarily a result of depreciation.

OREO (Other Real Estate Owned): OREO and other repossessed assets decreased by $3.10 million, or 28.6%, to $7.71 million at December 31, 2011 from $10.81 million at September 30, 2011, primarily due to the sale of OREO properties. During the three months ended December 31, 2011, 12 OREO properties and other repossessed assets totaling $3.70 million were sold for a net loss of $271,000. At December 31, 2011, OREO consisted of 52 individual properties and three other repossessed assets. The properties consisted of 37 land parcels totaling $3.50 million, ten single family homes totaling $1.60 million, three commercial real estate properties totaling $1.23 million, a condominium project of $842,000, and a land development project of $469,000. The three other repossessed assets totaled $73,000.

Goodwill and CDI: The recorded value of goodwill of $5.65 million at December 31, 2011 remained unchanged from September 30, 2011. The amortized value of the CDI decreased $37,000, or 9.3%, to $360,000 at December 31, 2011 from $397,000 at September 30, 2011. The decrease was attributable to scheduled amortization of the CDI.

Prepaid FDIC Insurance Assessment: The prepaid FDIC insurance assessment decreased $230,000, or 10.9%, to $1.87 million at December 31, 2011 from $2.10 million at September 30, 2011 as a portion of the prepaid amount was expensed.

Deposits: Deposits decreased by $3.50 million, or 0.6%, to $589.18 million at December 31, 2011 from $592.68 million at September 30, 2011. The decrease was primarily a result of an $8.62 million decrease in certificates of deposit account balances and a $3.32 million decrease in non-interest bearing deposit account balances. These decreases were partially offset by a $5.24 million increase in money market account balances, a $1.70 million increase in savings account balances and a $1.50 million increase in N.O.W. checking account balances. See the "Deposit Breakdown" schedule below for additional information.

FHLB Advances: FHLB advances were $55.00 million at December 31, 2011 and September 30, 2011. For additional information, see the "Borrowing Maturity Schedule" set forth below.

Shareholders' Equity: Total shareholders' equity increased by $1.13 million, or 1.3%, to $87.33 million at December 31, 2011 from $86.21 million at September 30, 2011. The increase was primarily due to net income of $1.02 million for the three months ended December 31, 2011.

The FRB has denied the Company's requests to pay cash dividends on its outstanding Series A Preferred Stock held by the Treasury for the quarterly dividend payments due for the last seven quarters commencing with the payment due May 15, 2010. Cash dividends on the Series A Preferred Stock are cumulative and accrue and compound on each subsequent date. Accordingly, during the deferral period, the Company will continue to accrue, and reflect in the consolidated financial statements, the deferred dividends on the outstanding Series A Preferred Stock. As a result of not receiving permission from the FRB to pay these dividends, the Company had not made seven quarterly dividend payments as of December 31, 2011. At December 31, 2011, the Company had accrued preferred stock dividends in arrears of $1.46 million.

Non-performing Assets: Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing, non-accrual investment securities, and OREO and other repossessed assets. Non-performing assets increased by $3.89 million, or 10.5%, to $40.84 million at December 31, 2011 from $36.95 million at September 30, 2011. The increase in non-performing assets was primarily a result of a $6.21 million increase in non-accrual loans and a $923,000 increase in loans past due 90 days and still accruing. These increases to non-performing assets were partially offset by a $3.10 million decrease in OREO and other repossessed assets and a $146,000 decrease in non-performing investment securities. The increase in loans past due 90 days or more and still accruing was primarily due to a delay in obtaining final plat approval for a pre-sold residential building plat in King County, Washington. The Company expects the sale to be consummated by February 28, 2012, which will reduce the loans in the past 90 days and still accruing category by $2.32 million.

For additional information, see Note 6 of the Notes to Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements."


Deposit Breakdown
-----------------
The following table sets forth the composition of the Company's deposit balances.

                                                 At                  At
                                        December 31, 2011   September 30, 2011
                                        -----------------   ------------------
                                                (Dollars in thousands)

Non-interest bearing                         $ 61,178             $ 64,494
N.O.W. checking                               156,799              155,299
Savings                                        85,335               83,636
Money market accounts                          66,266               61,028
CDs under $100                                136,859              141,899
CDs $100 and over                              82,738               86,322
                                             --------             --------
Total deposits                               $589,175             $592,678
                                             ========             ========

The Company had no brokered deposits at December 31, 2011 or September 30,
2011.

Borrowing Maturity Schedule
---------------------------
The Company has short- and long-term borrowing lines with the FHLB of Seattle with total credit available on the lines equal to 30% of the Bank's total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. FHLB advances consisted of the following:

                                       At December 31,       At September 30,
                                            2011                   2011
                                     -----------------      -----------------
                                     Amount    Percent      Amount    Percent
                                     ------    -------      ------    -------
                                             (Dollars in thousands)

Short-term                          $   - -       - -%     $   - -       - -%
Long-term                            55,000     100.0       55,000     100.0
                                    -------     -----      -------     -----

Total FHLB advances                 $55,000     100.0%     $55,000     100.0%
                                    =======     =====      =======     =====

The long-term borrowings mature at various dates through September 2017 and
bear interest at rates ranging from 3.49% to 4.34%.   The weighted average
interest rate on FHLB borrowings at December 31, 2011 was

4.01%. Principal reduction amounts due for future years ending September 30 are as follows (dollars in thousands):

Remainder of 2012        $10,000
2013                         - -
2014                         - -
2015                         - -
2016                         - -
2017                      45,000
                         -------
Total                    $55,000
                         =======

A portion of these advances have a putable feature and may be called by the FHLB earlier than the above schedule indicates. As of December 31, 2011, the Company had additional available borrowing capacity of $117.79 million with the FHLB.

The Company also maintains a short-term borrowing line with the FRB with total credit based on eligible collateral. As of December 31, 2011, the Company had a borrowing line capacity with the FRB of $50.58 million of which none was outstanding.


Comparison of Operating Results for the Three Months Ended December 31, 2011 and 2010

The Company reported net income of $1.28 million for the quarter ended December 31, 2011 compared to net income of $1.36 million for the quarter ended December 31, 2010. Net income to common shareholders after adjusting for the preferred stock dividend and the preferred stock discount accretion was $1.02 million for the quarter ended December 31, 2011 compared to net income of $1.10 million for the quarter ended December 31, 2010. The slight decrease in earnings for the quarter was primarily a result of decreased non-interest income and decreased net interest income, which was partially offset by a decreased provision for loan losses and decreased non-interest expense. Net income per diluted common share was $0.15 for the quarter ended December 31, 2011 compared to net income per diluted common share of $0.16 for the quarter ended December 31, 2010.

A more detailed explanation of the income statement categories is presented below.

Net Income: The Company reported net income of $1.28 million for the quarter ended December 31, 2011 compared to net income of $1.36 million for the quarter ended December 31, 2010. Net income to common shareholders after adjusting for preferred stock dividends of $208,000 and preferred stock discount accretion of $59,000 was $1.02 million, or $0.15 per diluted common share for the quarter ended December 31, 2011, compared to $1.10 million, or $0.16 per diluted common share for the quarter ended December 31, 2010.

The $76,000 decrease in net income for the quarter ended December 31, 2011 was primarily the result of a $507,000 decrease in non-interest income and a $30,000 decrease in net interest income. These decreases to net income were partially offset by a $250,000 decrease in the provision for loan losses, a $155,000 decrease in non-interest expenses and a $56,000 decrease in the provision for federal and state income taxes.

Net Interest Income: Net interest income decreased by $30,000, or 0.5%, to $6.30 million for the quarter ended December 31, 2011 from $6.33 million for the quarter ended December 31, 2010. The slight decrease in net interest income was primarily attributable to a decrease in the net interest margin, which was partially offset by an increase in the level of total interest-bearing assets.

Total interest and dividend income decreased by $779,000 or 8.8%, to $8.03 million for the quarter ended December 31, 2011 from $8.81 million for the quarter ended December 31, 2010 as the yield on interest bearing assets decreased to 4.76% from 5.31% and average loans receivable declined $1.13 million as compared to the same period last year. The decrease in the weighted average yield on interest bearing assets was primarily a result of decreased market rates for loans and an increase in the amount of lower yielding cash equivalents and other liquid assets. Total interest expense decreased by $749,000, or 30.2%, to $1.73 million for the quarter ended December 31, 2011 from $2.48 million for the quarter ended December 31, 2010 as the average rate paid on interest bearing liabilities decreased to 1.18% for the quarter ended December 31, 2011 from 1.70% for the quarter ended December 31, 2010. The decrease in funding costs was primarily a result of a decrease in overall market rates and a change in the composition of the deposit base as the percentage of certificates of deposit account balances decreased. The net interest margin decreased to 3.73% for the quarter ended December 31, 2011 from 3.82% for the quarter ended December 31, 2010.

Average Balances, Interest and Average Yields/Cost
The following tables sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented. (Dollars in thousands)

                                    Three Months Ended December 31,
                         ----------------------------------------------------
                                    2011                       2010
                         ------------------------   -------------------------
                                  Interest                   Interest
                         Average     and    Yield/  Average    and      Yield/
                         Balance  Dividends  Cost   Balance  Dividends   Cost
                         -------  ---------  ----   -------  ---------   ----
Interest-bearing assets: (1)
 Loans receivable (2)    $537,876  $7,805    5.80%  $539,007  $8,534    6.33%
 MBS and other
  investments (2)           9,616     125    5.20     13,195     182    5.52
 FHLB stock and equity
  securities                6,704      13    0.78      6,689       8    0.47
 Interest-bearing
  deposits                121,236      89    0.29    104,870      87    0.33
                         --------  ------           --------  ------
   Total interest-
    bearing assets        675,432   8,032    4.76    663,761   8,811    5.31
Non-interest-bearing
 assets                    60,833                     58,246
                         --------                   --------
   Total assets          $736,265                   $722,007
                         ========                   ========

Interest-bearing
 liabilities:
 Savings accounts        $ 84,511      83    0.39   $ 68,040     123    0.72
 Money market accounts     63,708      96    0.60     56,935     134    0.93
 N.O.W. accounts          154,319     210    0.54    155,118     420    1.07
 Certificates of
  deposit                 223,562     780    1.38    243,128   1,074    1.75
 Short-term
  borrowings (3)              559       -    0.05        546       -    0.05
 Long-term
  borrowings (4)           55,000     562    4.05     55,000     729    5.26
                         --------  ------           --------  ------
   Total interest-
    bearing
    liabilities           581,659   1,731    1.18    578,767   2,480    1.70
                         --------  ------           --------  ------
Non-interest-bearing
 liabilities               68,072                     57,644
                         --------                   --------
   Total liabilities      649,731                    636,411
Shareholders' equity       86,534                     85,596
                         --------                   --------
Total liabilities and
 shareholders' equity    $736,265                   $722,007
                         ========                   ========

Net interest income
                                   $6,301                     $6,331
                                   ======                     ======

Interest rate spread                        3.58%                       3.61%
                                          ======                      ======
Net interest margin (5)                     3.73%                       3.82%
                                          ======                      ======
Ratio of average
 interest-bearing
 assets to average
 interest-bearing
 liabilities                              116.12%                     114.69%
                                          ======                      ======

-----------------
(1) Interest yield on loans and MBS is calculated assuming a 30/360 basis; interest yield on all other categories is based on daily interest basis.
(2) Average balances include loans and MBS on non-accrual status.
(3) Includes FHLB and FRB advances with original maturities of less than one year and other short-term borrowings repurchase agreements.
(4) Includes FHLB advances with original maturities of one year or greater.
(5) Net interest income divided by total average interest bearing assets, annualized.

Rate Volume Analysis
The following table sets forth the effects of changing rates and volumes on the net interest income of the Company. Information is provided with respect to the (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate), and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change (sum of the prior columns). Changes in rate/volume have been allocated to rate and volume variances based on the absolute values of each. (In thousands)

                                         Three months ended December 31, 2011
                                              compared to three months
                                               ended December 31, 2010
                                                 increase (decrease)
                                                       due to
                                                       ------
                                           Rate        Volume       Net Change
                                          ------      --------      ----------
Interest-bearing assets:
  Loans receivable (1)                   $ (712)       $ (17)        $ (729)
  MBS and other investments                 (10)         (47)           (57)
  FHLB stock and equity securities            5          - -              5

  Interest-bearing deposits                 (10)          12              2
                                         ------        -----         ------
  Total net decrease in
   income on interest-earning assets       (727)         (52)          (779)

Interest-bearing liabilities:
  Savings accounts                          (65)          25            (40)
  N.O.W. accounts                          (208)          (2)          (210)
  Money market accounts                     (53)          15            (38)
  CD accounts                              (212)         (82)          (294)
  Long-term borrowings                     (167)         - -           (167)
                                         ------        -----         ------
Total net decrease in expense
 on interest bearing liabilities           (705)         (44)          (749)

                                         ------        -----         ------
Net decrease in
 net interest income                     $  (22)       $  (8)        $  (30)
                                         ======        =====         ======

(1) Excludes interest on loans 90 days or more past due. Includes loans originated for sale.


Provision for Loan Losses: The provision for loan losses decreased $250,000, or 27.8%, to $650,000 for the quarter ended December 31, 2011 from $900,000 for the quarter ended December 31, 2010. The decrease in the provision for loan losses was primarily due to $524,000 in allowance for loan loss recoveries for the quarter ended December 31, 2011. Also contributing to the reduction in the provision for loan losses was a change in the composition of the loan portfolio as the level of higher risk loan categories (construction and land development loans and land loans) decreased at December 31, 2011
relative to December 31, 2010.   Net charge-offs for the quarter ended
December 31, 2011 were $624,000 compared to $1.60 million for the quarter ended September 30, 2011 and $415,000 for the quarter ended December 31, 2010.

The Company has established a comprehensive methodology for determining the provision for loan losses. On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio. The factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses. Based on its comprehensive analysis, management believes the allowance for loan losses of $11.97 million at December 31, 2011 (2.21% of loans receivable and loans held for sale and 39.3% of non-performing loans) was adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan. The aggregate principal impairment amount determined at December 31, 2011 was $2.92 million. The allowance for loan losses was $11.75 million (2.19% of loans receivable and loans held for sale and 44.4% of non-performing loans) at December 31, 2010.

Non-accrual and loans past due 90 days or more and still accruing increased $7.14 million to $30.48 million at December 31, 2011 from $23.34 million at September 30, 2011. For additional information, see the section entitled "Comparison of Financial Condition at December 31, 2011 and September 30, 2011
- Non-performing Assets" included herein.

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

Non-interest Income: Total non-interest income decreased $507,000, or 17.2%, to $2.44 million for the quarter ended December 31, 2011 from $2.95 million for the quarter ended December 31, 2010. The decrease was primarily a result of a $550,000 change in the valuation recovery on MSRs and a $141,000 decrease in gain on sale of loans. These decreases to non-interest income were partially offset by a $106,000 increase in ATM transaction fees and a $76,000 reduction in net OTTI on MBS and other investments.

The valuation recovery on MSRs is based on a third party valuation of the MSR asset. The Company recorded a valuation recovery on MSRs of $84,000 for the quarter ended December 31, 2011 compared to a recovery of $634,000 for the quarter ended December 31, 2010. At December 31, 2011, the MSR asset had a remaining valuation allowance of $400,000 that is available for future recovery. The decrease in gain on sale of loans was primarily a result of a decreased volume of fixed rate one-to four family loans sold during the quarter ended December 31, 2011.

Non-interest Expense: Total non-interest expense decreased by $155,000, or 2.4%, to $6.22 million for the quarter ended December 31, 2011 from $6.38 million for the quarter ended December 31, 2010. The decrease was primarily the result of a $198,000 decrease in salaries and employee benefits expense, a $115,000 decrease in FDIC insurance expense and a $98,000 decrease in other insurance expense. The decrease in salaries and employee benefits expense was primarily a result of increased loan origination fees that offset salary expense and a one-time benefit of $99,000 from changing the Company's employee medical insurance provider. These decreases to non-interest expense were partially offset by increases to deposit operations expense and OREO and other repossessed assets expense.

Provision for Federal and State Income Taxes: The provision for federal and state income taxes decreased $56,000, or 8.7%, to $591,000 for the quarter ended December 31, 2011 from $647,000 for the quarter ended December 31, 2010, primarily due to lower income before taxes. The Company's effective tax rate was 31.54% for the quarter ended December 31, 2011 and 32.25% for the quarter ended December 31, 2010.

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

An analysis of liquidity should include a review of the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2011. The Condensed Consolidated Statement of Cash Flows includes operating, investing and financing categories. Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consist primarily of proceeds from maturities and sales of securities, purchases of securities, the net change in loans and proceeds from the sale of OREO and other repossessed assets. Financing activities present the cash flows associated with the Company's deposit accounts, other borrowings and stock related transactions.

The Company's total cash and cash equivalents decreased by $518,000, or 0.5% to $111.55 million at December 31, 2011 from $112.07 million at September 30, 2011.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2011, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 22.24%. The Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 30% of total assets, limited by available collateral, under which $55.00 million was outstanding and $117.79 million was available for additional borrowings at December 31, 2011. The Bank also maintains a short-term borrowing line with the FRB with total credit based on eligible collateral. At December 31, 2011, the Bank had $50.58 million available for borrowings with the FRB and there was no outstanding balance on this borrowing line.

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

The Bank's primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, consumer loans, and commercial business loans. At December 31, 2011, the Bank had loan commitments totaling $33.13 million and undisbursed construction loans in process totaling $17.07 million. The Bank anticipates that it will have sufficient funds available to meet current loan commitments. CDs that are scheduled to mature in less than one year from December 31, 2011 totaled $149.46 million. Historically, the Bank has been able to retain a significant amount of its non-brokered CDs as they mature. At December 31, 2011, the Bank had no brokered deposits.

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

At December 31, 2011, the Bank was in compliance with all applicable capital requirements.

The following table compares the Company's and the Bank's actual capital amounts at December 31, 2011 to its minimum regulatory capital requirements at that date (dollars in thousands):

                                                               To Be Well
                                                               Capitalized
                                              Regulatory       Under Prompt
                                              Minimum To       Corrective
                                              Be "Adequately   Action
                               Actual         Capitalized"     Provisions
                          ---------------    ---------------   --------------
                          Amount    Ratio    Amount    Ratio   Amount    Ratio
                          ------    -----    ------    -----   ------    -----
Tier 1 leverage capital:
 Consolidated            $82,250    11.26%   $29,226   4.00%    N/A       N/A
 Timberland Bank (1)      75,967    10.45     72,676  10.00    $72,676  10.00%

Tier 1 risk adjusted capital:
 Consolidated             82,250    15.39     21,378   4.00     N/A       N/A
 Timberland Bank (1)      75,967    14.25     31,989   6.00     31,989   6.00

Total risk  based capital
 Consolidated             88,996    16.65     42,756   8.00     N/A       N/A
 Timberland Bank (1)      82,967    15.51     53,315  10.00     53,315  10.00

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

                    TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
                         KEY FINANCIAL RATIOS AND DATA
                  (Dollars in thousands, except per share data)

                                               Three Months Ended
                                    -----------------------------------------
                                    December 31,   September 30,  December 31,
                                            2011           2011          2010
                                    -----------------------------------------
PERFORMANCE RATIOS:
Return (loss) on average assets (1)      0.70%         (0.04)%        0.75%
Return (loss) on average equity (1)      5.93%         (0.34)%        6.35%
Net interest margin (1)                  3.73%           3.75%        3.82%
Efficiency ratio                        71.14%          80.83%       68.69%

                                             At              At            At
                                    December 31,   September 30,  December 31,
                                           2011            2011          2010
                                    -----------------------------------------
ASSET QUALITY RATIOS:
Non-accrual loans                     $27,803         $21,589       $26,166
Loans past due 90 days and still
 accruing                               2,677           1,754           305
Non-performing investment
 securities                             2,650           2,796         3,325
OREO & other repossessed assets         7,714          10,811        12,612
                                      -------         -------       -------
Total non-performing assets           $40,844         $36,950       $42,408
                                      =======         =======       =======
Non-performing assets to total
 assets                                  5.55%           5.01%         5.87%
Allowance for loan losses to
 non-performing loans                      39%             51%           44%
Troubled debt restructured loans
 on accrual status (2)                $18,297         $18,166       $ 8,841


BOOK VALUES:
Book value per common share           $ 10.12          $ 9.97       $ 10.04
Tangible book value per common
 share (3)                            $  9.26          $ 9.11       $  9.17

--------------
(1)  Annualized
(2) Does not include troubled debt restructured loans totaling $7,334, $7,376 and $6,756 that were included as non-accrual loans at December 31, 2011, September 30, 2011 and December 31, 2010, respectively.
(3) Calculation subtracts goodwill and core deposit intangible from the equity component.

                                               Three Months Ended
                                    -----------------------------------------
                                    December 31,   September 30,  December 31,
                                            2011           2011          2010
                                    -----------------------------------------
AVERAGE BALANCE SHEET:
Average total loans                   $537,876       $537,612       $539,007
Average total interest-bearing
 assets (1)                            675,432        675,800        663,761
Average total assets                   736,265        737,152        722,007
Average total interest-bearing
 deposits                              526,100        526,659        523,221
Average FHLB advances & other
 borrowings                             55,559         55,502         55,546
Average shareholders' equity            86,534         86,465         85,596

----------------
(1) Includes loans and MBS on non-accrual status

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
There were no material changes in information concerning market risk from the information provided in the Company's Form 10-K for the fiscal year ended September 30, 2011.


Item 4.  Controls and Procedures
--------------------------------

  (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

  (b) Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
Neither the Company nor the Bank is a party to any material legal proceedings at this time. From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.


Item 1A.  Risk Factors
----------------------
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2011 Form 10-K.

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

Item 4. (Removed and Reserved)
------------------------------


Item 5.  Other Information
--------------------------
     None to be reported.


Item 6.  Exhibits
-----------------
     (a)  Exhibits
          3.1  Articles of Incorporation of the Registrant (1)
          3.2 Certificate of Designation relating to the Company's Fixed Rate Cumulative Perpetual Preferred Stock Series A (2)
          3.3  Bylaws of the Registrant (1)
          3.4  Amendment to Bylaws (3)
          4.1 Warrant to purchase shares of Company's common stock dated December 23, 2008 (2)
          4.2 Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated December 23, 2008 between the Company and the United States Department of the Treasury (2)
         10.1  Employee Severance Compensation Plan, as revised (4)
         10.2  Employee Stock Ownership Plan (4)
         10.3  1999 Stock Option Plan (5)
         10.4  Management Recognition and Development Plan (5)
         10.5  2003 Stock Option Plan (6)
         10.6  Form of Incentive Stock Option Agreement (7)
         10.7  Form of Non-qualified Stock Option Agreement (7)
         10.8  Form of Management Recognition and Development Award Agreement
               (7)
         10.9  Form of Compensation Modification Agreements (2)
         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act
         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act
         32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act
        101 The following materials from Timberland Bancorp Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted on Extensible Business Reporting
               Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Shareholders' Equity; (d) Condensed Consolidated Statements of Comprehensive Income; and (e) Notes to Unaudited Condensed Consolidated Financial Statements (8)

        ---------------
        (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (333- 35817).

        (2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 23, 2008.
        (3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2002.
        (4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997; and to the Registrant's Current Report on Form 8-K dated April 13, 2007, and to the Registrant's Current Report on Form 8-K dated December 18, 2007.
        (5) Incorporated by reference to the Registrant's 1999 Annual Meeting Proxy Statement dated December 15, 1998.
        (6) Incorporated by reference to the Registrant's 2004 Annual Meeting Proxy Statement dated December 24, 2003.
        (7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2005.
        (8) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended And otherwise not subject to liability under those sections.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Timberland Bancorp, Inc.

Date:     February 8, 2012          By: /s/ Michael R. Sand
                                        -----------------------------
                                        Michael R. Sand
                                        Chief Executive Officer
                                        (Principal Executive Officer)



Date:   February 8, 2012            By: /s/ Dean J. Brydon
                                        -----------------------------
                                        Dean J. Brydon
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit No.                   Description of Exhibit

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101       The following materials from Timberland Bancorp Inc.'s
          Quarterly Report on Form 10-Q for the quarter ended December
          31, 2011, formatted on Extensible Business Reporting
          Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Shareholders' Equity; (d) Condensed Consolidated Statements of Comprehensive Income; and (e) Notes to Unaudited Condensed Consolidated Financial Statements