Form 10-Q
period 2012-03-31
TIMBERLAND BANCORP INC
filed 2012-05-11
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _____ to _____.

Commission file number 0-23333

TIMBERLAND BANCORP, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1863696
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Simpson Avenue, Hoquiam, Washington	98550
(Address of principal executive offices)	(Zip Code)

(360) 533-4747
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X     No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _X_   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___	Accelerated Filer	Non-accelerated filer __	Smaller reporting company _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___    No   _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT April 30, 2012
Common stock, $.01 par value	7,045,036

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Income	4-5

Condensed Consolidated Statements of Comprehensive Income	6

Condensed Consolidated Statements of Shareholders’ Equity	7

Condensed Consolidated Statements of Cash Flows	8-9

Notes to Unaudited Condensed Consolidated Financial Statements	10-37

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37-54

Item 3. Quantitative and Qualitative Disclosures About Market Risk	55

Item 4. Controls and Procedures	55

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	55

Item 1A. Risk Factors	55

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3. Defaults Upon Senior Securities	56

Item 4. Mine Safety Disclosures	56

Item 5. Other Information	56

Item 6. Exhibits	56-57

SIGNATURES	58
Certifications
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements
TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2012 and September 30, 2011
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 31,	September 30,
	2012	2011
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$ 11,154	$ 11,455
Interest-bearing deposits in banks	100,467	100,610
Total cash and cash equivalents	111,621	112,065

Certificates of deposit (“CDs”) held for investment (at cost which approximates fair value)	20,180	18,659
Mortgage-backed securities (“MBS”) and other investments - held to maturity, at amortized cost (estimated fair value $3,828 and $4,229)	3,706	4,145
MBS and other investments - available for sale	5,261	6,717
Federal Home Loan Bank of Seattle (“FHLB”) stock	5,705	5,705

Loans receivable	545,961	535,926
Loans held for sale	1,296	4,044
Less: Allowance for loan losses	(12,264)	(11,946)
Net loans receivable	534,993	528,024

Premises and equipment, net	17,640	17,390
Other real estate owned (“OREO”) and other repossessed assets, net	8,024	10,811
Accrued interest receivable	2,369	2,411
Bank owned life insurance (“BOLI”)	16,228	15,917
Goodwill	5,650	5,650
Core deposit intangible (“CDI”)	323	397
Mortgage servicing rights (“MSRs”), net	2,284	2,108
Prepaid Federal Deposit Insurance Corporation (“FDIC”) insurance assessment	1,643	2,103
Other assets	7,082	6,122
Total assets	$742,709	$738,224

Liabilities and shareholders’ equity
Liabilities:
Deposits: Non-interest-bearing demand	$ 69,633	$ 64,494
Deposits: Interest-bearing	534,963	528,184
Total deposits	604,596	592,678

FHLB advances	45,000	55,000
Repurchase agreements	948	729
Other liabilities and accrued expenses	4,181	3,612
Total liabilities	654,725	652,019

Shareholders’ equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; 16,641 shares, Series A, issued and outstanding; $1,000 per share liquidation value	16,107	15,989
Common stock, $.01 par value; 50,000,000 shares authorized; 7,045,036 shares issued and outstanding	10,480	10,457
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(1,851)	(1,983)
Retained earnings	63,826	62,270
Accumulated other comprehensive loss	(578)	(528)
Total shareholders’ equity	87,984	86,205
Total liabilities and shareholders’ equity	$742,709	$738,224
See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended March 31, 2012 and 2011
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Interest and dividend income

Loans receivable	$7,607	$8,240	$15,412	$16,774
MBS and other investments	109	162	234	344
Dividends from mutual funds	7	8	20	16
Interest-bearing deposits in banks	81	83	170	170
Total interest and dividend income	7,804	8,493	15,836	17,304

Interest expense

Deposits	1,035	1,591	2,204	3,342
FHLB advances	496	550	1,058	1,279
Total interest expense	1,531	2,141	3,262	4,621

Net interest income	6,273	6,352	12,574	12,683

Provision for loan losses	1,050	700	1,700	1,600

Net interest income after provision for loan
Losses	5,223	5,652	10,874	11,083

Non-interest income

Other than temporary impairment (“OTTI”)
on MBS and other investments	(94)	(9)	(123)	(154)
Adjustment for portion recorded as other
comprehensive loss (before taxes)	--	(26)	(30)	(17)
Net OTTI on MBS and other investments	(94)	(35)	(153)	(171)

Realized losses on MBS and other investments	--	(2)	--	(2)
Gain on sales of MBS and other investments	20	--	20	79
Service charges on deposits	890	898	1,860	1,882
ATM transaction fees	540	458	1,057	869
BOLI net earnings	154	118	311	240
Gain on sales of loans, net	596	266	1,155	967
Servicing income (expense) on loans sold	4	16	13	(20)
Escrow fees	22	18	49	39
Valuation recovery on MSRs	142	206	226	840
Fee income from non-deposit investment sales	26	17	38	48
Other	193	148	361	289
Total non-interest income, net	2,493	2,108	4,937	5,060

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three and six months ended March 31, 2012 and 2011
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Non-Interest expense

Salaries and employee benefits	$ 3,055	$ 3,115	$ 5,983	$ 6,243
Premises and equipment	682	658	1,332	1,328
Advertising	172	201	380	368
OREO and other repossessed assets, net	434	6	936	434
ATM expenses	197	206	392	380
Postage and courier	139	146	257	261
Amortization of CDI	37	42	74	83
State and local taxes	152	160	301	320
Professional fees	232	196	411	377
FDIC insurance	241	332	466	672
Other insurance	53	89	109	243
Loan administration and foreclosure	372	267	533	365
Data processing and telecommunications	315	281	615	561
Deposit operations	193	140	416	245
Other	298	339	589	674
Total non-interest expense	6,572	6,178	12,794	12,554

Income before federal and state income taxes	1,144	1,582	3,017	3,589

Provision for federal and state income taxes	336	499	927	1,147

Net income	808	1,083	2,090	2,442

Preferred stock dividends	(208)	(208)	(416)	(416)
Preferred stock discount accretion	(59)	(56)	(118)	(111)

Net income to common shareholders	$ 541	$ 819	$ 1,556	$ 1,915

Net income per common share
Basic	$ 0.08	$ 0.12	$ 0.23	$ 0.28
Diluted	$ 0.08	$ 0.12	$ 0.23	$ 0.28

Weighted average common shares outstanding
Basic	6,780,516	6,745,250	6,780,516	6,745,250
Diluted	6,780,516	6,745,250	6,780,516	6,745,250

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended March 31, 2012 and 2011
(In thousands)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Comprehensive income:
Net income	$ 808	$ 1,083	$ 2,090	$ 2,442
Unrealized holding gain (loss) on securities
available for sale, net of tax	(42)	27	(56)	(48)
Change in OTTI on securities held to maturity, net of tax:
Additions	(13)	(8)	(27)	(55)
Additional amount recognized related to credit loss for which OTTI was previously
recognized	8	13	(4)	9
Amount reclassified to credit loss for
previously recorded market loss	5	12	11	57
Accretion of OTTI securities held to maturity,
net of tax	15	13	26	19

Total comprehensive income	$ 781	$ 1,140	$ 2,040	$ 2,424

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the six months ended March 31, 2012 and the year ended September 30, 2011
(Dollars in thousands)
(Unaudited)

	Number of Shares		Amount		Unearned		Accumulated Other Compre-
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Shares ESOP	Retained Earnings	hensive Loss	Total

Balance, September 30, 2010	16,641	7,045,036	$15,764	$10,377	$(2,247)	$62,238	$(724)	$85,408

Net income	--	--	--	--	--	1,089	--	1,089
Accretion of preferred stock discount	--	--	225	--	--	(225)	--	--
5% preferred stock dividend	--	--	--	--	--	(832)	--	(832)
Earned ESOP shares	--	--	--	(61)	264	--	--	203
MRDP (1) compensation expense	--	--	--	134	--	--	--	134
Stock option compensation expense	--	--	--	7	--	--	--	7
Unrealized holding gain on securities available for sale, net of tax	--	--	--	--	--	--	14	14
Change in OTTI on securities held to maturity, net of tax	--	--	--	--	--	--	139	139
Accretion of OTTI on securities held to maturity, net of tax	--	--	--	--	--	--	43	43

Balance, September 30, 2011	16,641	7,045,036	15,989	10,457	(1,983)	62,270	(528)	86,205

Net income	--	--	--	--	--	2,090	--	2,090
Accretion of preferred stock discount	--	--	118	--	--	(118)	--	--
5% preferred stock dividend	--	--	--	--	--	(416)	--	(416)
Earned ESOP shares	--	--	--	(39)	132	--	--	93
MRDP compensation expense	--	--	--	55	--	--	--	55
Stock option compensation expense	--	--	--	7	--	--	--	7
Unrealized holding loss on securities available for sale, net of tax	--	--	--	--	--	--	(56)	(56)
Change in OTTI on securities held to maturity, net of tax	--	--	--	--	--	--	(20)	(20)
Accretion of OTTI on securities held to maturity, net of tax				--	--	--	26	26

Balance, March 31, 2012	16,641	7,045,036	$16,107	$10,480	$(1,851)	$63,826	$(578)	$87,984

__________________________
(1) 1998 Management Recognition and Development Plan (“MRDP”).

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended March 31, 2012 and 2011
(Dollars in thousands)
(Unaudited)
	Six Months Ended March 31,
	2012	2011
Cash flow from operating activities
Net income	$ 2,090	$ 2,442
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,700	1,600
Depreciation	460	499
Deferred federal income taxes	353	128
Amortization of CDI	74	83
Earned ESOP shares	132	132
MRDP compensation expense	55	85
Stock option compensation expense	7	3
Loss (gain) on sales of OREO and other repossessed assets, net	294	(555)
Provision for OREO losses	372	684
Loss on disposition of premises and equipment	--	3
BOLI net earnings	(311)	(240)
Gain on sales of loans, net	(1,155)	(967)
Decrease in deferred loan origination fees	(86)	(169)
Net OTTI on MBS and other investments	153	171
Gain on sales of MBS and other investments	(20)	(79)
Realized losses on held to maturity securities	--	2
Valuation recovery on MSRs	(226)	(840)
Loans originated for sale	(43,684)	(35,449)
Proceeds from sales of loans	47,588	38,217
(Decrease) increase in other assets, net	(774)	409
Increase in other liabilities and accrued expenses, net	153	316
Net cash provided by operating activities	7,175	6,475

Cash flow from investing activities
Net (increase) decrease in CDs held for investment	(1,521)	617
Proceeds from maturities and prepayments of MBS and other investments available for sale	617	981
Proceeds from maturities and prepayments of MBS and other investments held to maturity	364	497
Proceeds from sales of MBS and other investments	743	2,272
Increase in loans receivable, net	(9,908)	(3,395)
Additions to premises and equipment	(710)	(225)
Proceeds from sales of OREO and other repossessed assets	698	1,777
Net cash (used in) provided by investing activities	(9,717)	2,524

Cash flow from financing activities
Increase in deposits, net	11,918	18,294
Repayment of FHLB advances	(10,000)	(20,000)
Increase (decrease) in repurchase agreements	219	(27)
ESOP tax effect	(39)	(55)
Net cash provided by (used in) financing activities	2,098	(1,788)

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the six months ended March 31, 2012 and 2011
(Dollars in thousands)
(Unaudited)

	Six Months Ended March 31,
	2012	2011

Net (decrease) increase in cash and cash equivalents	$ (444)	$ 7,211
Cash and cash equivalents
Beginning of period	112,065	111,786
End of period	$ 111,621	$ 118,997

Supplemental disclosure of cash flow information
Income taxes paid	$ 918	$ 1,137
Interest paid	3,390	4,738

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$ 1,937	$ 2,065
Loan originated to facilitate the sale of OREO	3,360	1,538

See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. (“Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP.  However, all adjustments which are in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 (“2011 Form 10-K”).  The unaudited condensed consolidated results of operations for the six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2012.

(b)  Principles of Consolidation:  The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Timberland Bank (“Bank”), and the Bank’s wholly-owned subsidiary, Timberland Service Corp.   All significant inter-company balances have been eliminated in consolidation.

(c)  Operating Segment:  The Company has one reportable operating segment which is defined as community banking in western Washington under the operating name, “Timberland Bank.”

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

(e)  Certain prior period amounts have been reclassified to conform to the March 31, 2012 presentation with no change to net income or total shareholders’ equity previously reported.

(2) REGULATORY MATTERS

In December 2009, the FDIC and the Washington State Department of Financial Institutions, Division of Banks (“Division”) determined that the Bank required supervisory attention and, on December 29, 2009, entered into an agreement on a Memorandum of Understanding with the Bank (“Bank MOU”).  Under the Bank MOU, the Bank must, among other things, maintain Tier 1 Capital of not less than 10.0% of the Bank’s adjusted total assets and maintain capital ratios above the “well capitalized” thresholds as defined under FDIC Rules and Regulations; obtain the prior consent from the FDIC and the Division prior to the Bank declaring a dividend to its holding company; and not engage in any transactions that would materially change the Bank’s balance sheet composition including growth in total assets of five percent or more or significant changes in funding sources without the prior non-objection of the FDIC.

In addition, on February 1, 2010, the Federal Reserve Bank of San Francisco (“FRB”) determined that the Company required additional supervisory attention and entered into a Memorandum of Understanding with the Company (“Company MOU”).  Under the Company MOU, the Company must, among other things, obtain prior written approval or non-objection from the FRB to declare or pay any dividends, or make any other capital distributions; issue any trust preferred securities; or purchase or redeem any of its stock. The FRB has denied the Company’s requests to pay dividends on its Series A Preferred Stock issued under the U.S. Treasury Department’s Capital Purchase Program (“CPP”) for quarterly payments due for the last eight quarters commencing with the payments due May 15, 2010.  For additional information on the CPP, see Note 3 below entitled “U.S Treasury Department’s Capital Purchase Program.”

(3) U.S. TREASURY DEPARTMENT’S CAPITAL PURCHASE PROGRAM

On December 23, 2008, the Company received $16.64 million from the U.S. Treasury Department (“Treasury”) as a part of the Treasury’s CPP.  The CPP was established as part of the Troubled Asset Relief Program (“TARP”).  The Company sold 16,641 shares of senior preferred stock with a related warrant to purchase 370,899 shares of the Company’s common stock at a price of $6.73 per share at any time through December 23, 2018.  The preferred stock pays a 5.0% dividend for the first five years, after which the rate increases to 9.0% if the preferred shares are not redeemed by the Company.

Preferred stock is initially recorded at the amount of proceeds received.  Any discount from the liquidation value is accreted to the expected call date and charged to retained earnings.  This accretion is recorded using the level-yield method.  Preferred dividends paid (or accrued) and any accretion is deducted from net income for computing net income to common shareholders and net income per share computations.

Under the Company MOU, the Company must, among other things, obtain prior written approval or non-objection from the FRB to declare or pay any dividends.  The FRB has denied the Company’s requests to pay dividends on its Series A Preferred Stock issued under the CPP for quarterly payments due for the last eight quarters commencing with the payment due May 15, 2010.  There can be no assurances that the FRB will approve such payments or dividends in the future.   The Company may not declare or pay dividends on its common stock or, with certain exceptions, repurchase common stock without first having paid all cumulative preferred dividends that are due.  Since dividends on the Series A Preferred Stock have not been paid for at least six quarters, the Treasury has the right to appoint two members to the Company’s Board of Directors.

(4) MBS AND OTHER INVESTMENTS

MBS and other investments have been classified according to management’s intent and are as follows as of March 31, 2012 and September 30, 2011 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2012
Held to Maturity
MBS:
U.S. government agencies	$1,690	$34	$(8)	$1,716
Private label residential	1,989	200	(106)	2,083
U.S. agency securities	27	2	--	29
Total	$3,706	$236	$(114)	$3,828

Available for Sale
MBS:
U.S. government agencies	$3,165	$116	$--	$3,281
Private label residential	1,086	60	(159)	987
Mutual funds	1,000	--	(7)	993
Total	$5,251	$176	$(166)	$5,261

September 30, 2011
Held to Maturity
MBS:
U.S. government agencies	$1,831	$45	$(4)	$1,872
Private label residential	2,287	311	(271)	2,327
U.S. agency securities	27	3	--	30
Total	$4,145	$359	$(275)	$4,229

Available for Sale
MBS:
U.S. government agencies	$4,395	$188	$--	$4,583
Private label residential	1,227	59	(152)	1,134
Mutual funds	1,000	--	--	1,000
Total	$6,622	$247	$(152)	$6,717

The estimated fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2012 are as follows (dollars in thousands):

	Less Than 12 Months				12 Months or Longer				Total
	Estimated Fair Value		Gross Unrealized Losses		Estimated Fair Value		Gross Unrealized Losses		Estimated Fair Value		Gross Unrealized Losses
Held to Maturity MBS:
U.S. government agencies		$119		$(2)		$338		$(6)		$457		$(8)
Private label residential		68		(3)		729		(103)		797		(106)
Total		$187		$(5)		$1,067		$(109)		$1,254		$(114)

Available for Sale
MBS:
U.S. government agencies	$	- -	$	- -	$	- -	$	- -	$	- -	$	- -
Private label residential		- -		- -		669		(159)		669		(159)
Mutual funds		- -		- -		993		(7)		993		(7)
Total	$	- -	$	- -		$1,662		$(166)		$1,662		$(166)

During the three months ended March 31, 2012 and 2011, the Company recorded net OTTI charges through earnings on residential MBS of $94,000 and $35,000, respectively. During the six months ended March 31, 2012 and 2011, the Company recorded net OTTI charges through earnings on residential MBS of $153,000 and $171,000, respectively.  The Company provides for the bifurcation of OTTI into (i) amounts related to credit losses which are recognized through earnings, and (ii) amounts related to all other factors which are recognized as a component of other comprehensive income (loss).

To determine the component of the gross OTTI related to credit losses, the Company compared the amortized cost basis of each OTTI security to the present value of its revised expected cash flows, discounted using its pre-impairment yield.  The revised expected cash flow estimates for individual securities are based primarily on an analysis of default rates, prepayment speeds and third-party analytic reports.  Significant judgment by management is required in this analysis that includes, but is not limited to, assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans.  The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on OTTI securities as of March 31, 2012 and September 30, 2011:

	Range		Weighted
	Minimum	Maximum	Average
At March 31, 2012
Constant prepayment rate	6.00%	15.00%	9.05%
Collateral default rate	0.01%	26.53%	10.38%
Loss severity rate	0.23%	79.24%	52.30%

At September 30, 2011
Constant prepayment rate	6.00%	15.00%	10.71%
Collateral default rate	0.43%	24.23%	8.03%
Loss severity rate	11.93%	64.54%	39.22%

The following tables present the OTTI for the three and six months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total OTTI	$ 88	$ 6	$ 8	$ 1
Portion of OTTI recognized in other comprehensive (income) loss (before income taxes) (1)	--	--	26	--
Net OTTI recognized in earnings (2)	$ 88	$ 6	$ 34	$ 1

	Six Months Ended March 31, 2012		Six Months Ended March 31, 2011
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total OTTI	$ 140	$ 43	$ 153	$ 1
Portion of OTTI recognized in other comprehensive (income) loss (before income taxes) (1)	(30)	--	17	--
Net OTTI recognized in earnings (2)	$ 110	$ 43	$ 170	$ 1
________________________
(1)	Represents OTTI related to all other factors.
(2)	Represents OTTI related to credit losses.

The following table presents a roll-forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in other comprehensive income for the six months ended March 31, 2012 and 2011 (in thousands):

	Six Months Ended March 31,
	2012	2011
Beginning balance of credit loss	$3,361	$4,725
Additions:
Credit losses for which OTTI was not previously recognized	66	47
Additional increases to the amount related to credit loss for which OTTI was previously recognized	87	124
Subtractions:
Realized losses previously recorded as credit losses	(419)	(881)
Ending balance of credit loss	$3,095	$4,015

There was a gross realized gain on sale of securities for both the three and six months ended March 31, 2012 of $20,000. There were no gross realized gains on sale of MBS and other investments for the three months ended March 31, 2011. There was a gross realized gain on sale of MBS and other investments for the six months ended March 31, 2011 of $79,000. During the three months ended March 31, 2012, the Company recorded a $223,000 realized loss (as a result of the securities being deemed worthless) on 18 held to maturity residential MBS and one available for sale residential MBS, of which the entire amount had been recognized previously as a credit loss.  During the six months ended March 31, 2012, the Company recorded a $419,000 realized loss (as a result of the securities being deemed worthless) on 20 held to maturity residential MBS and one available for sale residential MBS, of which the entire amount had been recognized previously as a credit loss. During the three months ended March 31, 2011, the Company recorded a $386,000 realized loss (as a result of the securities being deemed worthless) on 17 held to maturity residential MBS of which $384,000 had previously been recognized as a credit loss. During the six months ended March 31, 2011, the Company recorded a $883,000 realized loss on 18 held to maturity residential MBS and one available for sale residential MBS of which $881,000 had previously been recognized as a credit loss.

The amortized cost of residential mortgage-backed and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral, retail repurchase agreements and other non-profit organization deposits totaled $6.28 million and $7.88 million at March 31, 2012 and September 30, 2011, respectively.

The contractual maturities of debt securities at March 31, 2012 are as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities as a result of the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$ 14	$ 14	$ --	$ --
Due after one year to five years	7	8	77	82
Due after five to ten years	35	37	--	- -
Due after ten years	3,650	3,769	4,174	4,186
Total	$ 3,706	$ 3,828	$ 4,251	$ 4,268

(5) FHLB STOCK

The Company views its investment in the FHLB stock as a long-term investment.  Accordingly, when evaluating it for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; 2) the impact of legislative and regulatory changes on the FHLB; and 3) the liquidity position of the FHLB.  On October 25, 2010, the FHLB announced that it had entered into a Consent Agreement with the Federal Housing Finance Agency (“FHFA”), which requires the FHLB to take certain specific actions related to its business and operations.  As of its latest regulatory filing, the FHLB reported that it had met all of its regulatory capital requirements, but remained classified as “undercapitalized” by the FHFA.  The FHLB will not pay a dividend or repurchase capital stock while it is classified as undercapitalized.  While the FHLB was classified as undercapitalized, the Company does not believe that its investment in the FHLB is impaired as of March 31, 2012.  However, this estimate could change in the near term if: 1) significant other-than-temporary losses are incurred on the FHLB’s MBS causing a significant decline in its regulatory capital status; 2) the economic losses resulting from credit deterioration on the FHLB’s MBS increases significantly; or 3) capital preservation strategies being utilized by the FHLB become ineffective.

(6) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable and loans held for sale consisted of the following at March 31, 2012 and September 30, 2011 (dollars in thousands):
	March 31, 2012		September 30, 2011
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$105,570	18.8%	$114,680	20.5%
Multi-family	30,745	5.5	30,982	5.5
Commercial	255,327	45.6	246,037	43.9
Construction and land development	57,069	10.2	52,484	9.4
Land	44,553	7.9	49,236	8.8
Total mortgage loans	493,264	88.0	493,419	88.1

Consumer loans:
Home equity and second mortgage	33,979	6.1	36,008	6.4
Other	6,234	1.1	8,240	1.5
Total consumer loans	40,213	7.2	44,248	7.9

Commercial business loans	26,881	4.8	22,510	4.0

Total loans receivable	560,358	100.0%	560,177	100.0%

Less:
Undisbursed portion of construction loans in process	(11,245)		(18,265)
Deferred loan origination fees	(1,856)		(1,942)
Allowance for loan losses	(12,264)		(11,946)

Total loans receivable, net	$534,993		$528,024

_________________________
(1)    Includes loans held for sale.

Construction and Land Development Loan Portfolio Composition
The following table sets forth the composition of the Company’s construction and land development loan portfolio at March 31, 2012 and September 30, 2011 (dollars in thousands):

	March 31, 2012		September 30, 2011
	Amount	Percent	Amount	Percent
Custom and owner/builder	$28,109	49.3%	$26,205	49.9%
Speculative one- to four-family	2,271	4.0	1,919	3.7
Commercial real estate	17,079	29.9	12,863	24.5
Multi-family (including condominiums)	8,632	15.1	9,322	17.8
Land development	978	1.7	2,175	4.1
Total construction and land development loans	$57,069	100.0%	$52,484	100.0%

Allowance for Loan Losses
The following tables set forth information for the three and six months ended March 31, 2012 and March 31, 2011 regarding activity in the allowance for loan losses (dollars in thousands):

	For the Three Months Ended March 31, 2012
	Beginning Allowance	Provision / (Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$785	$197	$52	$1	$931
Multi-family	1,309	(21)	--	--	1,288
Commercial	3,509	228	--	--	3,737
Construction – custom and owner / builder	260	7	--	--	267
Construction – speculative one- to four-family	164	7	--	--	171
Construction – commercial	807	54	--	--	861
Construction – multi-family	390	114	--	--	504
Construction – land development	96	(1)	--	--	95
Land	2,657	320	247	7	2,737
Consumer loans:
Home equity and second mortgage	409	75	53	--	431
Other	390	(18)	19	--	353
Commercial business loans	1,196	88	395	--	889
Total	$11,972	$1,050	$766	$8	$12,264

	For the Six Months Ended March 31, 2012
	Beginning Allowance	Provision / (Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$760	$289	$120	$2	$931
Multi-family	1,076	212	--	--	1,288
Commercial	4,035	210	508	--	3,737
Construction – custom and owner / builder	222	45	--	--	267
Construction – speculative one- to four-family	169	1	--	1	171
Construction – commercial	794	67	--	--	861
Construction – multi-family	354	(300)	--	450	504
Construction – land development	79	246	230	--	95
Land	2,795	396	532	78	2,737
Consumer loans:
Home equity and second mortgage	460	74	103	--	431
Other	415	(42)	20	--	353
Commercial business loans	787	502	401	1	889
Total	$11,946	$1,700	$1,914	$532	$12,264

	For the Three Months Ended March 31, 2011
	Beginning Allowance	Provision / (Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$738	$(44)	$104	$148	$738
Multi-family	875	131	--	10	1,016
Commercial	3,431	670	23	101	4,179
Construction – custom and owner / builder	365	(19)	--	--	346
Construction – speculative one- to four-family	333	(61)	12	--	260
Construction – commercial	457	(278)	--	--	179
Construction – multi-family	227	36	--	--	263
Construction – land development	71	440	483	--	28
Land	3,526	(14)	282	24	3,254
Consumer loans:
Home equity and second mortgage	846	(312)	36	7	505
Other	441	(4)	2	1	436
Commercial business loans	439	155	--	--	594
Total	$11,749	$700	$942	$291	$11,798

	For the Six Months Ended March 31, 2011
	Beginning Allowance	Provision / (Credit)	Charge-offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$530	$293	$233	$148	$738
Multi-family	393	604	--	19	1,016
Commercial	3,173	952	47	101	4,179
Construction – custom and owner / builder	481	(135)	--	--	346
Construction – speculative one- to four-family	414	(114)	40	--	260
Construction – commercial	245	(66)	--	--	179
Construction – multi-family	245	18	--	--	263
Construction – land development	240	271	483	--	28
Land	3,709	(81)	413	39	3,254
Consumer loans:
Home equity and second mortgage	922	(310)	114	7	505
Other	451	13	30	2	436
Commercial business loans	461	155	22	--	594
Total	$11,264	$1,600	$1,382	$316	$11,798

The following table presents information on the loans evaluated individually for impairment and collectively evaluated for impairment in the allowance for loan losses at March 31, 2012 and September 30, 2011 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

March 31, 2012
Mortgage loans:
One- to four-family	$272	$659	$931	$4,437	$101,133	$105,570
Multi-family	959	329	1,288	6,910	23,835	30,745
Commercial	202	3,535	3,737	18,389	236,938	255,327
Construction – custom and owner / builder	5	262	267	314	20,906	21,220
Construction – speculative one- to four-family	24	147	171	700	1,180	1,880
Construction – commercial	661	200	861	5,390	8,001	13,391
Construction – multi-family	25	479	504	370	7,985	8,355
Construction – land development	--	95	95	769	209	978
Land	830	1,907	2,737	10,279	34,274	44,553
Consumer loans:
Home equity and second mortgage	7	424	431	1,094	32,885	33,979
Other	--	353	353	8	6,226	6,234
Commercial business loans	--	889	889	44	26,837	26,881
Total	$2,985	$9,279	$12,264	$48,704	$500,409	$549,113
September 30, 2011
Mortgage loans:
One- to four-family	$45	$715	$760	$3,701	$110,979	$114,680
Multi-family	632	444	1,076	5,482	25,500	30,982
Commercial	255	3,780	4,035	19,322	226,715	246,037
Construction – custom and owner / builder	11	211	222	320	16,777	17,097
Construction – speculative one- to four-family	37	132	169	700	906	1,606
Construction – commercial	738	56	794	5,435	2,479	7,914
Construction – multi-family	--	354	354	632	4,867	5,499
Construction – land development	--	79	79	1,882	221	2,103
Land	560	2,235	2,795	9,997	39,239	49,236
Consumer loans:
Home equity and second mortgage	10	450	460	1,014	34,994	36,008
Other	1	414	415	1	8,239	8,240
Commercial business loans	--	787	787	44	22,466	22,510
Total	$2,289	$9,657	$11,946	$48,530	$493,382	$541,912

Credit Quality Indicators
The Company uses credit risk grades which reflect the Company’s assessment of a loan’s risk or loss potential.  The Company categorizes loans into risk grade categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors such as the estimated fair value of the collateral.  The Company uses the following definitions for credit risk ratings as part of the on-going monitoring of the credit quality of its loan portfolio:

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

Special Mention: Special mention loans are defined as those loans deemed by management to have some potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in the deterioration of the payment prospects of the loan.  Assets in this category do not expose the Company to sufficient risk to warrant a substandard classification.

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

The following table lists the loan credit risk grades utilized by the Company that serve as credit quality indicators.  Each of the credit risk loan grades include high and low factors associated with their classification that are utilized to calculate the aggregate ranges of the allowance for loan losses at March 31, 2012 and September 30, 2011 (dollars in thousands):

March 31, 2012	Loan Grades
	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$92,286	$3,610	$3,657	$6,017	$105,570
Multi-family	18,889	75	10,146	1,635	30,745
Commercial	225,121	578	10,139	19,489	255,327
Construction – custom and owner / builder	20,715	191	--	314	21,220
Construction – speculative one- to four-family	575	--	700	605	1,880
Construction – commercial	8,001	--	--	5,390	13,391
Construction – multi-family	7,985	--	--	370	8,355
Construction – land development	--	--	--	978	978
Land	23,940	5,722	4,112	10,779	44,553
Consumer loans:
Home equity and second mortgage	30,524	886	1,239	1,330	33,979
Other	6,179	46	--	9	6,234
Commercial business loans	23,782	250	136	2,713	26,881
Total	$457,997	$11,358	$30,129	$49,629	$549,113

September 30, 2011

Mortgage loans:
One- to four-family	$100,159	$6,131	$2,450	$5,940	$114,680
Multi-family	19,279	199	10,380	1,124	30,982
Commercial	212,898	1,042	6,320	25,777	246,037
Construction – custom and owner / builder	16,522	255	--	320	17,097
Construction – speculative one- to four-family	323	--	700	583	1,606
Construction – commercial	2,479	--	--	5,435	7,914
Construction – multi-family	4,115	--	752	632	5,499
Construction – land development	83	--	--	2,020	2,103
Land	26,825	6,604	5,084	10,723	49,236
Consumer loans:
Home equity and second mortgage	32,389	901	1,513	1,205	36,008
Other	8,179	50	--	11	8,240
Commercial business loans	19,060	20	220	3,210	22,510
Total	$442,311	$15,202	$27,419	$56,980	$541,912

The following tables present an age analysis of past due status of loans by category at March 31, 2012 and September 30, 2011 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
March 31, 2012
Mortgage loans:
One- to four-family	$ 2,090	$ --	$ 2,895	$ --	$ 4,985	$100,585	$105,570
Multi-family	--	--	1,449	6	1,455	29,290	30,745
Commercial	10,805	--	9,649	--	20,454	234,873	255,327
Construction – custom and owner / builder	--	--	314	--	314	20,906	21,220
Construction – speculative one- to four- family	--	--	--	605	605	1,275	1,880
Construction – commercial	--	--	644	--	644	12,747	13,391
Construction – multi-family	--	--	370	--	370	7,985	8,355
Construction – land development	--	--	769	209	978	--	978
Land	409	559	10,032	1,587	12,587	31,966	44,553
Consumer loans:
Home equity and second mortgage	265	90	449	560	1,364	32,615	33,979
Other	64	1	8	--	73	6,161	6,234
Commercial business loans	77	16	44	--	137	26,744	26,881
Total	$ 13,710	$ 666	$ 26,623	$ 2,967	$ 43,966	$505,147	$549,113

September 30, 2011
Mortgage loans:
One- to four-family	$ --	$ 1,822	$ 2,150	$ --	$ 3,972	$110,708	$114,680
Multi-family	--	--	--	1,449	1,449	29,533	30,982
Commercial	--	12,723	6,571	--	19,294	226,743	246,037
Construction – custom and owner / builder	--	--	320	--	320	16,777	17,097
Construction – speculative one- to four- family	--	--	--	--	--	1,606	1,606
Construction – commercial	--	--	688	--	688	7,226	7,914
Construction – multi-family	--	752	632	--	1,384	4,115	5,499
Construction – land development	--	--	1,882	--	1,882	221	2,103
Land	1,100	2,558	8,935	29	12,622	36,614	49,236
Consumer loans:
Home equity and second mortgage	643	441	366	--	1,450	34,558	36,008
Other	9	7	1	--	17	8,223	8,240
Commercial business loans	--	14	44	276	334	22,176	22,510
Total	$ 1,752	$ 18,317	$ 21,589	$ 1,754	$ 43,412	$498,500	$541,912

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

The following table is a summary of information related to impaired loans as of and for the three months ended March 31, 2012 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	QTD Average Recorded Investment (1)	QTD Interest Income Recognized (1)	QTD Cash Basis Interest Income Recognized (1)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$ 2,240	$ 2,349	$ --	$ 2,253	$ 14	$ 10
Multi-family	--	982	--	--	--	--
Commercial	15,059	16,201	--	16,382	181	113
Construction – custom and owner / builder	209	209	--	209	--	--
Construction – speculative one- to four-family	--	--	--	- -	--	--
Construction – multi-family	--	--	--	185	--	--
Construction – land development	769	3,722	--	1,183	4	4
Land	5,062	8,121	--	5,138	8	4
Consumer loans:
Home equity and second mortgage	451	577	--	521	--	--
Other	8	8	--	4	--	--
Commercial business loans	44	459	--	43	1	1
Subtotal	23,842	32,628	--	25,918	208	132

With an allowance recorded:
Mortgage loans:
One- to four-family	2,197	2,197	272	2,134	7	5
Multi-family	6,910	6,910	959	6,915	73	55
Commercial	3,330	3,330	202	3,589	--	--
Construction – custom and owner / builder	105	105	5	107	--	--
Construction – speculative one- to four-family	700	700	24	700	8	6
Construction – commercial	5,390	6,834	661	5,401	48	32
Construction – multi-family	370	810	25	185	--	--
Land	5,217	5,404	830	4,765	10	10
Consumer loans:
Home equity and second mortgage	643	643	7	643	11	9
Other	--	--	--	- -	--	--
Commercial business loans	--	--	--	138	--	--
Subtotal	24,862	26,933	2,985	24,577	157	117

Total
Mortgage loans:
One- to four-family	4,437	4,546	272	4,387	21	15
Multi-family	6,910	7,892	959	6,915	73	55
Commercial	18,389	19,531	202	19,971	181	113
Construction – custom and owner / builder	314	314	5	316	--	--
Construction – speculative one- to four-family	700	700	24	700	8	6
Construction – commercial	5,390	6,834	661	5,401	48	32
Construction – multi-family	370	810	25	370	4	--
Construction – land development	769	3,722	--	1,183	--	4
Land	10,279	13,525	830	9,903	18	14
Consumer loans:
Home equity and second mortgage	1,094	1,220	7	1,164	11	9
Other	8	8	--	4	--	--
Commercial business loans	44	459	--	181	1	1
Total	$ 48,704	$ 59,561	$ 2,985	$ 50,495	$ 365	$ 249

____________________________________________________________________________________________________________
(1)	For the three months ended March 31, 2012

The following table is a summary of information related to impaired loans as of and for the six months ended March 31, 2012 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	YTD Average Recorded Investment (1)	YTD Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (1)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$ 2,240	$ 2,349	$ --	$ 2,294	$ 20	$ 16
Multi-family	--	982	--	--	1	1
Commercial	15,059	16,201	--	16,071	371	248
Construction – custom and owner / builder	209	209	--	331	--	--
Construction – speculative one- to four-family	--	--	--	53	--	--
Construction – multi-family	--	--	--	802	--	--
Construction – land development	769	3,722	--	1,931	8	8
Land	5,062	8,121	--	6,285	16	8
Consumer loans:
Home equity and second mortgage	451	577	--	553	--	--
Other	8	8	--	4	--	--
Commercial business loans	44	459	--	43	2	2
Subtotal	23,842	32,628	--	28,367	418	283

With an allowance recorded:
Mortgage loans:
One- to four-family	2,197	2,197	272	1,558	29	22
Multi-family	6,910	6,910	959	6,055	146	109
Commercial	3,330	3,330	202	2,845	24	3
Construction – custom and owner / builder	105	105	5	88	--	--
Construction – speculative one- to four-family	700	700	24	1,020	16	12
Construction – commercial	5,390	6,834	661	5,698	111	80
Construction – multi-family	370	810	25	74	--	--
Land	5,217	5,404	830	4,027	18	18
Consumer loans:
Home equity and second mortgage	643	643	7	463	22	16
Other	--	--	--	1	--	--
Commercial business loans	--	--	--	55	--	--
Subtotal	24,862	26,933	2,985	21,884	366	260

Total
Mortgage loans:
One- to four-family	4,437	4,546	272	3,852	49	38
Multi-family	6,910	7,892	959	6,055	147	110
Commercial	18,389	19,531	202	18,916	395	251
Construction – custom and owner / builder	314	314	5	419	--	--
Construction – speculative one- to four-family	700	700	24	1,073	16	12
Construction – commercial	5,390	6,834	661	5,698	111	80
Construction – multi-family	370	810	25	876	- -	--
Construction – land development	769	3,722	--	1,931	8	8
Land	10,279	13,525	830	10,312	34	26
Consumer loans:
Home equity and second mortgage	1,094	1,220	7	1,016	22	16
Other	8	8	--	5	--	--
Commercial business loans	44	459	--	98	2	2
Total	$ 48,704	$ 59,561	$ 2,985	$ 50,251	$ 784	$ 543

___________________________________________________________________________________________________________
(1)	For the six months ended March 31, 2012

Following is a summary of information related to impaired loans as of and for the year ended September 30, 2011 (in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	YTD Average Recorded Investment (1)	YTD Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (1)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$ 2,092	$ 2,387	$ --	$ 2,908	$ 30	$ 22
Multi-family	--	982	--	681	--	--
Commercial	18,137	19,279	--	14,623	1,060	573
Construction – custom and owner / builder	209	209	--	303	7	1
Construction – speculative one- to four-family	--	--	--	502	7	7
Construction – multi-family	632	1,135	--	1,287	4	4
Construction – land development	1,882	7,179	--	2,920	5	--
Land	8,198	11,533	--	7,883	69	42
Consumer loans:
Home equity and second mortgage	669	719	--	430	26	16
Other	--	--	--	13	--	--
Commercial business loans	44	65	--	44	2	2
Subtotal	31,863	43,488	--	31,594	1,210	667

With an allowance recorded:
Mortgage loans:
One- to four-family	1,609	1,609	45	768	47	38
Multi-family	5,482	5,482	632	4,798	298	222
Commercial	1,185	1,185	255	1,409	50	118
Construction – custom and owner / builder	111	111	11	45	2	2
Construction – speculative one- to four-family	700	700	37	1,042	50	37
Construction – commercial	5,435	6,879	738	3,537	273	123
Construction – multi-family	--	--	--	65	--	--
Land	1,799	1,821	560	2,946	114	83
Consumer loans:
Home equity and second mortgage	345	345	10	425	10	9
Other	1	1	1	1	--	--
Subtotal	16,667	18,133	2,289	15,036	844	632

Total
Mortgage loans:
One- to four-family	3,701	3,996	45	3,676	77	60
Multi-family	5,482	6,464	632	5,479	298	222
Commercial	19,322	20,464	255	16,032	1,110	691
Construction – custom and owner / builder	320	320	11	348	9	3
Construction – speculative one- to four-family	700	700	37	1,544	57	44
Construction – commercial	5,435	6,879	738	3,537	273	123
Construction – multi-family	632	1,135	--	1,352	4	4
Construction – land development	1,882	7,179	--	2,920	5	--
Land	9,997	13,354	560	10,829	183	125
Consumer loans:
Home equity and second mortgage	1,014	1,064	10	855	36	25
Other	1	1	1	14	--	--
Commercial business loans	44	65	--	44	2	2
Total	$ 48,530	$ 61,621	$ 2,289	$ 46,630	$ 2,054	$ 1,299
______________________________________________________________________________________________________________________
(1)	For the year ended September 30, 2011

The following table sets forth information with respect to the Company’s non-performing assets at March 31, 2012 and September 30, 2011 (dollars in thousands):

	March 31,	September 30,
	2012	2011
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family	$ 2,895	$ 2,150
Multi-family	1,449	--
Commercial	9,649	6,571
Construction – custom and owner / builder	314	320
Construction – speculative one- to four-family	--	--
Construction – commercial	644	688
Construction – multi-family	370	632
Construction – land development	769	1,882
Land	10,032	8,935
Consumer loans:
Home equity and second mortgage	449	367
Other	8	--
Commercial business	44	44
Total loans accounted for on a non-accrual basis	26,623	21,589

Accruing loans which are contractually past due 90 days or more	2,967	1,754

Total of non-accrual and 90 days past due loans	29,590	23,343

Non-accrual investment securities	2,516	2,796

OREO and other repossessed assets	8,024	10,811
Total non-performing assets (1)	$ 40,130	$ 36,950

Troubled debt restructured loans on accrual status (2)	$ 15,891	$ 18,166

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	5.41%	4.32%

Non-accrual and 90 days or more past due loans as a percentage of total assets	3.98%	3.16%

Non-performing assets as a percentage of total assets	5.40%	5.01%

Loans receivable (3)	$547,257	$539,970

Total assets	$742,709	$738,224

(1)	Does not include troubled debt restructured loans on accrual status.
(2)	Does not include troubled debt restructured loans totaling $7.10 million and $7.38 million reported as non-accrual loans at March 31, 2012 and September 30, 2011, respectively.
(3)	Includes loans held for sale and is before the allowance for loan losses.

Troubled debt restructured loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider.  The loan terms which have been modified or restructured due to a borrower’s financial difficulty, include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals.  Troubled debt restructured loans are considered impaired loans and are individually evaluated for impairment.  Troubled debt restructured loans can be classified as either accrual or non-accrual. The Company had $22.99 million in troubled debt restructured loans included in impaired loans at March 31, 2012 and had no commitments to lend additional funds on these loans.  At March 31, 2012, $7.10 million of the $22.99 million in troubled debt restructured loans were on non-accrual status and included in non-performing loans.  The Company had $25.54 million in troubled debt restructured loans included in impaired loans at September 30, 2011 and had $144,000 in commitments to lend additional funds on these loans. At September 30, 2011, $7.38 million of the $25.54 million in troubled debt restructured loans were on non-accrual status and included in non-performing loans.

The following table sets forth information with respect to the Company’s troubled debt restructurings by portfolio segment that occurred during the six months ended March 31, 2012 and the year ended September 30, 2011 (dollars in thousands):

Six Months Ended March 31, 2012	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
Land	1	$249	$249	$241
Total	1	$249	$249	$241

Year Ended September 30, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
One-to four-family	4	$1,543	$1,543	$1,543
Commercial	2	3,394	3,717	3,145
Construction – commercial	2	6,800	5,451	5,435
Land	2	535	535	526
Home equity	2	303	303	303
Total	12	$12,575	$11,549	$10,952

There was one commercial real estate troubled debt restructured loan with a balance of $919,000 and one land troubled debt restructured loan with a balance of $147,000 that were modified during the year ended September 30, 2011 and subsequently defaulted.  There were no troubled debt restructured loans that were recorded in the twelve months prior to March 31, 2012 that have subsequently defaulted.

(7) NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period.  Common stock equivalents arise from the assumed conversion of outstanding stock options and the outstanding warrant to purchase common stock.  In accordance with the Financial Accounting Standards Board (“FASB”) guidance for stock compensation, shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted net income per common share.  At March 31, 2012 and 2011, there were 264,520 and 299,786 shares, respectively, that had not been allocated under the Bank’s ESOP.

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(In thousands, except for share and per share data)
Basic net income per common share computation
Numerator – net income	$ 808	$ 1,083	$ 2,090	$ 2,442
Preferred stock dividends	(208)	(208)	(416)	(416)
Preferred stock discount accretion	(59)	(56)	(118)	(111)
Net income to common shareholders	$ 541	$ 819	$ 1,556	$ 1,915

Denominator – weighted average common shares outstanding	6,780,516	6,745,250	6,780,516	6,745,250

Basic net income per common share	$ 0.08	$ 0.12	$ 0.23	$ 0.28

Diluted net income per common share computation
Numerator – net income	$ 808	$ 1,083	$ 2,090	$ 2,442
Preferred stock dividend	(208)	(208)	(416)	(416)
Preferred stock discount accretion	(59)	(56)	(118)	(111)
Net income to common shareholders	$ 541	$ 819	$ 1,556	$ 1,915

Denominator – weighted average common shares outstanding	6,780,516	6,745,250	6,780,516	6,745,250
Effect of dilutive stock options (1)	--	--	--	--
Effect of dilutive stock warrant (2)	--	--	--	--
Weighted average common shares and common stock equivalents	6,780,516	6,745,250	6,780,516	6,745,250

Diluted net income per common share	$ 0.08	$ 0.12	$ 0.23	$ 0.28

____________________________________________
(1) For the three months and six months ended March 31, 2012, options to purchase 154,476 and 145,053 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because the options’ exercise prices were greater than the average market price of the common stock, and, therefore, their effect would have been anti-dilutive. For the three months and six months ended March 31, 2011, options to purchase 168,864 and 182,007 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because the options’

exercise prices were greater than the average market price of the common stock, and, therefore, their effect would have been anti-dilutive.
(2) For the three and six months ended March 31, 2012 and 2011, a warrant to purchase 370,899 shares of common stock was outstanding but not included in the computation of diluted net income per common share because the warrant’s exercise price was greater than the average market price of the common stock, and, therefore, its effect would have been anti-dilutive.

(8) STOCK PLANS AND STOCK BASED COMPENSATION

Stock Option Plans
Under the Company’s stock option plans (the 1999 Stock Option Plan and the 2003 Stock Option Plan), the Company was able to grant options for up to a combined total of 1,622,500 shares of common stock to employees, officers and directors.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant.  Generally, options vest in 20% annual installments on each of the five anniversaries from the date of the grant.  At March 31, 2012, options for 218,938 shares are available for future grant under the 2003 Stock Option Plan and no shares are available for future grant under the 1999 Stock Option Plan.

Activity under the plans for the six months ended March 31, 2012 and 2011 is as follows:

	Six Months Ended March 31, 2012		Six Months Ended March 31, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	137,726	$ 9.25	194,864	$ 8.71
Granted	33,500	4.01	--	--
Forfeited	(2,200)	4.55	(500)	4.55
Options outstanding, end of period	169,026	$ 8.27	194,364	$ 8.72

Options exercisable, end of period	122,326	$ 9.84	173,964	$ 9.21

The aggregate intrinsic value of options outstanding at March 31, 2012 was $24,000.

At March 31, 2012, there were 46,700 unvested options with an aggregate grant date fair value of $69,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at March 31, 2012 was $23,000.  There were 5,000 options with an aggregate grant date fair value of $6,000 that vested during the six months ended March 31, 2012.

At March 31, 2011, there were 20,400 unvested options with an aggregate grant date fair value of $26,000, all of which the Company assumes will vest. There were 5,200 options with an aggregate grant date fair value of $7,000 that vested during the six months ended March 31, 2011.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.  The risk-free interest rate is based on the U.S. Treasury rate of a similar term as the stock option at the particular grant date.  The expected life is based on historical data, vesting terms and estimated exercise dates.  The expected dividend yield is based on the most recent quarterly dividend on an annualized basis in effect at the time the options were granted.  The expected volatility is based on historical volatility of the Company’s stock price.  There were 33,500 options granted during the six months ended March 31, 2012 with an aggregate grant date fair value of $52,000.  There were no options granted during the six months ended March 31, 2011.

The Black-Scholes option pricing model was used in estimating the fair value of option grants.  The weighted average assumptions used for options granted during the six months ended March 31, 2012 were:

Expected Volatility	44%
Expected term (in years)	5
Expected dividend yield	--%
Risk free interest rate	0.89%
Grant date fair value per share	$1.56

Stock Grant Plan
The Company adopted the Management Recognition and Development Plan (“MRDP”) in 1998 for the benefit of employees, officers and directors of the Company.  The objective of the MRDP is to retain and attract personnel of experience and ability in key positions by providing them with a proprietary interest in the Company.

The MRDP allowed for the issuance to participants of up to 529,000 shares of the Company’s common stock.  Awards under the MRDP are made in the form of shares of common stock that are subject to restrictions on the transfer of ownership and are subject to a five-year vesting period.  Compensation expense is the amount of the fair value of the common stock at the date of the grant to the plan participants and is recognized over a five-year vesting period, with 20% vesting on each of the five anniversaries from the date of the grant.
There were no MRDP shares granted to officers or directors during the six months ended March 31, 2012 and 2011.

At March 31, 2012, there were a total of 15,161 unvested MRDP shares with an aggregated grant date fair value of $155,000.  There were 7,231 MRDP shares that vested during the six months ended March 31, 2012 with an aggregated grant date fair value of $79,000.  There were 100 MRDP shares forfeited during the six months ended March 31, 2012 with a grant date fair value of $1,000.  At March 31, 2012, there were no shares available for future awards under the MRDP.

At March 31, 2011, there were a total of 28,492 unvested MRDP shares with an aggregated grant date fair value of $324,000.  There were 7,433 MRDP shares that vested during the six months ended March 31, 2011 with an aggregated grant date fair value of $81,000.  There were 500 MRDP shares forfeited during the six months ended March 31, 2011 with an aggregated grant date fair value of $5,000.

Expenses for Stock Compensation Plans
Compensation expenses for all stock-based plans were as follows:

	Six Months Ended March 31,
	2012		2011
	(Dollars in thousands)
	Stock Options	Stock Grants	Stock Options	Stock Grants
Compensation expense recognized in income	$ 7	$ 55	$ 3	$ 85
Related tax benefit recognized	2	19	1	29

As of March 31, 2012, the compensation expense yet to be recognized for stock-based awards that have been awarded but not vested for the years ending September 30 is as follows (dollars in thousands):

	Stock Options	Stock Grants	Total Awards
Remainder of 2012	$ 9	$ 50	$ 59
2013	17	38	55
2014	17	2	19
2015	11	--	11
2016	10	--	10
2017	2	--	2
Total	$ 66	$ 90	$156

 (9) FAIR VALUE MEASUREMENTS

GAAP requires disclosure of estimated fair values for financial instruments.  Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of March 31, 2012 and September 30, 2011.  Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

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

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions market participants would use in pricing an asset or liability based on the best information available in the circumstances.

The Company used the following methods and significant assumptions to estimate fair value on a recurring basis:

MBS and Other Investments Available for Sale
The estimated fair value of MBS and other investments are based upon the assumptions market participants would use in pricing the security.  Such assumptions include quoted market prices (Level 1), market prices of similar securities or observable inputs (Level 2).

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a recurring basis at March 31, 2012 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for Sale Securities
MBS:
U.S. government agencies	$ - -	$ 3,281	$ - -	$ 3,281
Private label residential	- -	987	- -	987
Mutual funds	993	--	- -	993
Total	$ 993	$ 4,268	$ - -	$ 5,261

There were no transfers between Level 1 and Level 2 during the six months ended March 31, 2012.

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a recurring basis at September 30, 2011 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for Sale Securities
MBS:
U.S. government agencies	$ - -	$ 4,583	$ - -	$ 4,583
Private label residential	- -	1,134	- -	1,134
Mutual funds	1,000	- -	- -	1,000
Total	$ 1,000	$ 5,717	$ - -	$ 6,717

There were no transfers between Level 1 and Level 2 during the year ended September 30, 2011.

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period.

The Company uses the following methods and significant assumptions to estimate fair value on a nonrecurring basis:
Impaired Loans
A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The specific reserve for collateral dependent impaired loans was based on the estimated fair value of the collateral less estimated costs to sell.  The estimated fair value of collateral was determined based primarily on appraisals.  In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

MBS and Other Investments Held to Maturity
The estimated fair value of MBS and other investments are based upon the assumptions market participants would use in pricing the security.  Such assumptions include quoted market prices (Level 1), market prices of similar securities or observable inputs (Level 2) and unobservable inputs such as dealer quotes, discounted cash flows or similar techniques (Level 3).

OREO and Other Repossessed Assets, net
 The Company’s OREO and other repossessed assets are initially recorded at estimated fair value less estimated costs to sell.  This amount becomes the property’s new basis.  Estimated fair value was generally determined by management based on a number of factors, including third-party appraisals of estimated fair value in an orderly sale.  Estimated costs to sell were based on standard market factors.  The valuation of OREO and other repossessed items is subject to significant external and internal judgment.

MSRs
The fair value of the MSRs was determined using a third-party model, which incorporates the expected life of the loans, estimated cost to service the loans, servicing fees received and other factors.  The estimated fair value is calculated by stratifying the mortgage servicing rights based on the predominant risk characteristics that include the underlying loan’s interest rate, cash flows of the loan, origination date and term.

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a nonrecurring basis at March 31, 2012, and the total losses resulting from these estimated fair value adjustments for the six months ended March 31, 2012 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total Losses
Impaired loans:
Mortgage Loans;
One-to four-family	$ - -	$ - -	$ 2,197	$ 233
Multi-family	- -	- -	6,910	- -
Commercial	- -	- -	3,330	47
Construction – custom and owner / builder	- -	- -	105	- -
Construction – speculative one-to four family	- -	- -	700	40
Construction – commercial	- -	- -	5,390	- -
Construction – multi-family	- -	- -	370	- -
Land	- -	- -	5,217	413
Consumer loans:
Home equity and second mortgage	- -	- -	643	114
Total impaired loans (1)	- -	- -	24,862	847

MBS – held to maturity (2):
Private label residential	- -	253	- -	110
OREO and other repossessed items (3)	- -	- -	8,024	875
MSRs (4)	- -	- -	2,284	- -
Total	$ - -	$ 253	$35,170	$ 1,832
_______________________

(1)	The loss represents charge offs on collateral dependent loans for estimated fair value adjustment based on the estimated fair value of the collateral.
(2)	The loss represents OTTI credit-related charges on held -to-maturity MBS.
(3)
The loss represents management periodic reviews of the recorded value to determine whether the property continues to be recorded at the lower of its recorded book value or estimated fair value, net of estimated costs to sell.

(4)
The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights exceeds its estimated fair value.  Impairment, if deemed temporary, is recognized through a valuation allowance to the extent that estimated fair value is less than the recorded amount.

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a nonrecurring basis at September 30, 2011 and the total losses resulting from these estimated fair value adjustments for the year ended September 30, 2011 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total Losses
Impaired loans:
Mortgage Loans;
One-to four-family	$ - -	$ - -	$ 1,609	$ 543
Multi-family	- -	- -	5,482	- -
Commercial	- -	- -	1,185	47
Construction – custom and owner / builder	- -	- -	111	48
Construction – speculative one-to four family	- -	- -	700	103
Construction – commercial	- -	- -	5,435	1,444
Land	- -	- -	1,799	1,704
Consumer loans:
Home equity and second mortgage	- -	- -	345	150
Other	- -	- -	1	30
Total impaired loans	- -	- -	16,667	4,069

MBS – held to maturity (2):
Private label residential	- -	211	- -	421
OREO and other repossessed items (3)	- -	- -	10,811	1,305
MSRs (4)	- -	- -	2,108	- -
Total	$ - -	$ 211	$29,586	$ 5,795
_______________________
(1)	The loss represents charge offs on collateral dependent loans for estimated fair value adjustment based on the estimated fair value of the collateral.
(2)	The loss represents OTTI credit-related charges on held-to-maturity MBS.
(3)
The loss represents management periodic reviews of the recorded value to determine whether the property continues to be recorded at the lower of its recorded book value or estimated fair value, net of estimated costs to sell.

(4)
The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights exceed their estimated fair value.  Impairment, if deemed temporary, is recognized through a valuation allowance to the extent that estimated fair value is less than the recorded amount.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the date indicated (dollars in thousands):

March 31, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range

Impaired loans	$ 24,862	Market approach	Appraised value less selling costs	NA

Other real estate owned	$ 8,024	Market approach	Lower of appraised value or listing price less selling costs	NA

MSRs	$ 2,284	Discounted cashflows	Discount rate Prepayment Speeds	10.08% - 12.50% 258 to 535

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.  As a result, the estimated fair value of the Company’s financial instruments will change when interest rate levels change, and that change may either be favorable or unfavorable to the Company.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed interest rate obligations are less likely to prepay in a rising interest rate environment and more likely to prepay in a falling interest rate environment.  Conversely, depositors who are receiving fixed interest rates are more likely to withdraw funds before maturity in a rising interest rate environment and less likely to do so in a falling interest rate environment.  Management monitors interest rates and maturities of assets and liabilities, and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

The following methods and assumptions were used by the Company in estimate fair value of its other financial instruments:

Cash and Cash Equivalents
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

FHLB Stock
FHLB stock is not publicly traded; however, the recorded value of the stock holdings approximates the estimated fair value, as the FHLB is required to pay par value upon re-acquiring this stock. It is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Loans Held for Sale
The estimated fair value is based on quoted market prices obtained from the Federal Home Loan Mortgage Corporation.

Accrued Interest
The recorded amount of accrued interest approximates the estimated fair value.

Deposits
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

Off-Balance-Sheet Instruments
Since the majority of the Company’s off-balance-sheet instruments consist of variable-rate commitments, the Company has determined that they do not have a distinguishable estimated fair value

The estimated fair values of financial instruments were as follows as of March 31, 2012 and September 30, 2011 (dollars in thousands):

	March 31, 2012
		Fair Value Measurements Using:
	Recorded Amount	Total	Level 1	Level 2	Level 3
Financial Assets

Cash and cash equivalents	$111,621	$111,621	$111,621	$ - -	$ - -
CDs held for investment	20,180	20,180	20,180	- -	- -
MBS and other investments	8,967	9,089	1,022	8,067	- -
FHLB stock	5,705	N/A	N/A	- -	- -
Loans receivable, net	533,697	499,671	- -	- -	499,671
Loans held for sale	1,296	1,325	1,325	- -	- -
Accrued interest receivable	2,369	2,369	2,369	- -	- -

Financial Liabilities
Deposits:
Non-interest bearing demand	$ 69,633	$ 69,633	$ 69,633	$ - -	- -
Interest-bearing	534,963	537,267	317,657	- -	219,610
Total deposits	604,596	606,900	387,290	- -	219,610
FHLB advances	45,000	50,438	- -	50,438	- -
Repurchase agreements	948	948	948	- -	- -
Accrued interest payable	467	467	467	- -	- -

	September 30, 2011
	Recorded Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$112,065	$112,065
CDs held for investment	18,659	18,659
MBS and other investments	10,862	10,946
FHLB stock	5,705	5,705
Loans receivable, net	523,980	490,322
Loans held for sale	4,044	4,185
Accrued interest receivable	2,411	2,411

Financial Liabilities
Deposits	$592,678	$595,331
FHLB advances – long term	55,000	61,009
Repurchase agreements	729	729
Accrued interest payable	545	545

(10) RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued guidance regarding Transfer and Servicing for the Reconsideration of Effective Control for Repurchase Agreements.  The guidance removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and the collateral maintenance implementation guidance related to that criterion.  Other criteria applicable to the assessment of effective control are not changed by the amendments.  The guidance became effective for the Company on January 1, 2012.  The guidance is to be applied prospectively to transactions or modifications of existing transactions that occurred on or after the effective date.  The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued amended guidance regarding the application of existing fair value measurement guidance.  The provisions of the amended guidance clarify the application of existing fair value measurement guidance and revise certain measurement and disclosure requirements to achieve convergence of GAAP and International Financial Reporting Standards.  The provisions of this amended guidance became effective for the Company on January 1, 2012.  The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income (loss).  The new guidance eliminates the current option to present the components of other comprehensive income (loss) in the statement of changes in equity and requires the presentation of net income (loss) and other comprehensive income (loss) (and their respective components) either in a single continuous statement or in two separate but consecutive statements.  The amendments did not alter any recognition or measurement requirements with respect to the items of other comprehensive income (loss).  The provisions of this guidance became effective for the Company on January 1, 2012.   The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In September 2011, the FASB issued guidance regarding testing goodwill for impairment.  The new guidance allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of the reporting unit.  The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In December 2011, the FASB issued guidance that defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income (loss) into net income.  The deferral is temporary until FASB reconsiders the operational concerns and needs of financial statement users.  The FASB has not yet announced a timetable for its reconsideration.  The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three and six months ended March 31, 2012.  This analysis as well as other sections of this report contains certain “forward-looking statements.”

Certain matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our future operations.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System and our bank subsidiary by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including our compliance with the memoranda of understandings (“MOU”) and the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; our compliance with regulatory enforcement actions; the requirements and restrictions that have been imposed upon the Company and the Bank under the MOUs with the Federal Reserve Bank of San Francisco (in the case of the Company) and the FDIC and the Washington DFI (in the case of the Bank) and the possibility that the Company and the Bank will be unable to fully comply with their respective MOUs, which could result in the imposition of additional requirements or restrictions; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules and any changes in the rules applicable to institutions participating in the TARP Capital Purchase Program; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and implementing regulations; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; the failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates;  increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common and preferred stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended September 30, 2011.

Any of the forward-looking statements that we make in this Form 10-Q and in the other public statements we make are based upon management’s beliefs and assumptions at the time they are made.  We undertake no obligation to publicly update or revise any forward-looking statements included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  We caution readers not to place undue reliance on any forward-looking statements.  We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.  These risks could cause our actual results for 2012 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of us, and could negatively affect the Company’s operations and stock price performance.

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank.  The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 22 branches (including its main office in Hoquiam).  At March 31, 2012, the Company had total assets of $742.71 million and total shareholders’ equity of $87.98 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report relates primarily to the Bank’s operations.

The profitability of the Company’s operations depends primarily on its net interest income after provision for loan losses.  Net interest income is the difference between interest income, which is the income that the Company earns on interest-earning assets, comprised of primarily loans and investments, and interest expense, the amount the Company pays on its interest-bearing liabilities, which are primarily deposits and borrowings.  Net interest income is affected by changes in the volume and mix of interest earning assets, interest earned on those assets, the volume and mix of interest bearing liabilities and interest paid on those interest bearing liabilities. Management strives to match the re-pricing characteristics of the interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.

The provision for loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The provision for loan losses reflects the amount that the Company believes is adequate to cover potential credit losses in its loan portfolio.

Net income is also affected by non-interest income and non-interest expenses.  For the three and six month period ended March 31, 2012, non-interest income consisted primarily of service charges on deposit accounts, gain on sale of loans, ATM transaction fees, an increase in the cash surrender value of life insurance, other operating income and a valuation recovery on MSRs.  Non-interest income is reduced by net OTTI losses on MBS and other investments.  Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM expenses, OREO expenses, postage and courier expenses, professional fees, deposit insurance premiums, other insurance premiums, state and local taxes, loan administration and foreclosure expenses, deposit operation expenses and data processing expenses and telecommunication expenses.  Non-interest income and non-interest expenses are affected by the growth of our operations and growth in the number of loan and deposit accounts.

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

Critical Accounting Policies and Estimates

The Company has identified several accounting policies that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s Condensed Consolidated Financial Statements.

Allowance for Loan Losses
The allowance for loan losses is maintained at a level believed to be sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio.  The allowance is provided based upon management’s comprehensive analysis of the pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which the full collectability may not be assured.  The detailed analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment.  The allowance consists of specific and general components. The specific component relates to loans that are deemed impaired.  For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the recorded value of that loan.  The general component covers loans that are not evaluated individually for impairment and is based on historical loss experience adjusted for qualitative factors.  The appropriateness of the allowance for loan losses is estimated based upon these factors and trends identified by management at the time the condensed consolidated financial statements are prepared.

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

The ultimate recovery of all loans is susceptible to future market and other factors beyond the Company’s control. These factors may result in losses or recoveries differing significantly from those provided in the consolidated financial statements.  The Company has experienced a significant decline in valuations for some real estate collateral since October 2008.  If real estate values continue to decline and as updated appraisals are received on collateral for impaired loans, the Company may need to increase the allowance for loan losses appropriately. In addition, bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

The estimated fair value is evaluated at least annually by a third party firm for impairment by comparing actual cash flows and estimated cash flows from the servicing assets to those estimated at the time the servicing assets were originated.  The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSRs portfolio.  The Company’s methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions.  For example, the determination of fair value uses anticipated prepayment speeds.  Actual prepayment experience may differ and any difference may have a material effect on the fair value.  Thus, any measurement of MSRs’ fair value is limited by the conditions existing and assumptions as of the date made.  Those assumptions may not be appropriate if they are applied at different times.

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

OTTIs (Other-Than-Temporary Impairments) in the Estimated Fair Value of Investment Securities  Unrealized losses on available for sale and held to maturity investment securities are evaluated at least quarterly to determine whether declines in value should be considered “other than temporary” and therefore be subject to immediate loss recognition through earnings for the portion related to credit losses.  Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is less than the recorded value primarily as a result of changes in interest rates, when there has not been significant deterioration in the financial condition of the issuer, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis.  An unrealized loss in the value of an equity security is generally considered temporary when the estimated fair value of the security is less than the recorded value primarily as a result of current market conditions and not a result of deterioration in the financial condition of the issuer or the underlying collateral (in the case of mutual funds) and the Company has the intent and the ability to hold the security for a sufficient time to recover the recorded value.  Other factors that may be considered in determining whether a decline in the value of either a debt or equity security is “other than temporary” include ratings by recognized rating agencies, capital strength and near-term prospects of the issuer, and recommendation of investment advisors or market analysts.  Therefore, continued deterioration of current market conditions could result in additional impairment losses recognized within the Company’s investment portfolio.

Goodwill
Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired and liabilities assumed.  Goodwill is presumed to have an indefinite useful life and is analyzed annually for impairment.  An annual test is performed during the third quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired.  If the estimated fair value of the Company’s sole reporting unit exceeds the recorded value, goodwill is not considered impaired and no additional analysis is necessary.

One of the circumstances evaluated when determining if an impairment test of goodwill is needed more frequently than annually is the extent and duration that the Company’s market capitalization (total common shares outstanding multiplied by current stock price) is less than the total equity applicable to common shareholders.  During the quarter ended June 30, 2011, the Company engaged a third party firm to perform the annual test for goodwill impairment.  The test concluded that recorded goodwill was not impaired.  As of March 31, 2012, there have been no events or changes in circumstances that would indicate a potential impairment.  No assurance can be given, however, that the Company will not record an impairment loss on goodwill in the future.

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

Comparison of Financial Condition at March 31, 2012 and September 30, 2011

The Company’s total assets increased by $4.49 million, or 0.6%, to $742.71 million at March 31, 2012 from $738.22 million at September 30, 2011.  The increase was primarily as a result of the increase in net loans receivable.

Net loans receivable increased by $6.97 million, or 1.3%, to $534.99 million at March 31, 2012 from $528.02 million at September 30, 2011.  The increase was primarily due to an increase in commercial real estate loan balances, commercial business loan balances, commercial real estate construction loan balances and custom and owner/builder construction loan balances.  These increases were partially offset by decreases in one-to four-family loan balances, land loan balances, consumer loan balances and land development loan balances.

Total deposits increased by $11.92 million, or 2.0%, to $604.60 million at March 31, 2012 from $592.68 million at September 30, 2011, primarily as a result of increases in money market account balances, savings account balances, non-interest bearing account balances and N.O.W. checking account balances. These increases were partially offset by a decrease in certificates of deposit account balances.

Shareholders’ equity increased by $1.78 million, or 2.1%, to $87.98 million at March 31, 2012 from $86.20 million at September 30, 2011.  The increase in shareholders’ equity was primarily a result of net income for the six months ended March 31, 2012.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $1.08 million or 0.8%, to $131.80 million at March 31, 2012 from $130.72 million at September 30, 2011.  The increase was primarily due to a $1.52 million increase in CDs held for investment, which was partially offset by a $444,000 decrease in cash and cash equivalents.

MBS (Mortgage-backed Securities) and Other Investments:  MBS and other investments decreased by $1.89 million, or 17.4%, to $8.97 million at March 31, 2012 from $10.86 million at September 30, 2011.  The decrease was primarily a result of scheduled amortization and prepayments on MBS, the sale of a $722,000 U.S. government agency MBS and OTTI charges recorded on private label residential MBS. The securities on which the OTTI charges were recognized were acquired from the in-kind redemption of the Company’s investment in the AMF family of mutual funds in June 2008.  For additional information on MBS and other investments, see Note 4 of the Notes to Condensed Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Loans: Net loans receivable increased by $6.97 million, or 1.3%, to $534.99 million at March 31, 2012 from $528.02 million at September 30, 2011.  The increase in the portfolio was primarily a result of a $9.29 million increase in commercial real estate loan balances, a $4.37 million increase in commercial business loan balances, a $4.22 million increase in commercial real estate construction loan balances and a $1.90 million increase in custom and owner/builder construction loan balances.  These increases to net loans receivable were partially offset by a $9.11 million decrease in one-to four-family loan balances, a $4.68 million decrease in land loan balances, a $4.04 million decrease in consumer loan balances, a $1.20 million decrease in land development loan balances and a $690,000 decrease in multi-family construction loan balances.  Also impacting the net loans receivable was a $7.02 million decrease in the undisbursed portion of construction loans in process.

Loan originations increased to $102.05 million for the six months ended March 31, 2012 from $87.47 million for the six months ended March 31, 2011.  The increase in loan originations was primarily due to increased demand for commercial real estate loans and increased refinance activity for single family home loans.  The Company continued to sell longer-term fixed rate loans for asset liability management purposes and to generate non-

interest income.  The Company sold fixed rate one- to four-family mortgage loans totaling $46.81 million for the six months ended March 31, 2012 compared to $38.22 million for the six months ended March 31, 2011.

For additional information, see Note 6 of the Notes to Condensed Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment increased by $250,000, or 1.4%, to $17.64 million at March 31, 2012 from $17.39 million at September 30, 2011.  The increase was primarily due to the remodeling of an administrative building.

OREO (Other Real Estate Owned): OREO and other repossessed assets decreased by $2.79 million, or 25.8%, to $8.02 million at March 31, 2012 from $10.81 million at September 30, 2011, primarily due to the sale of OREO properties.  During the six months ended March 31, 2012, 23 OREO properties and other repossessed assets totaling $4.17 million were sold for a net loss of $294,000.  At March 31, 2012, OREO consisted of 51 individual properties and two other repossessed assets.  The properties consisted of 35 land parcels totaling $4.16 million, 11 single family homes totaling $1.63 million, four commercial real estate properties totaling $1.35 million and a condominium project of $842,000.  The two other repossessed assets totaled $44,000.

Goodwill and CDI:  The recorded value of goodwill of $5.65 million at March 31, 2012 remained unchanged from September 30, 2011.  The amortized value of the CDI decreased $74,000, or 18.6%, to $323,000 at March 31, 2012 from $397,000 at September 30, 2011.  The decrease was attributable to scheduled amortization of the CDI.

Prepaid FDIC Insurance Assessment:  The prepaid FDIC insurance assessment decreased $460,000, or 21.9%, to $1.64 million at March 31, 2012 from $2.10 million at September 30, 2011 as a portion of the prepaid amount was expensed.

Deposits: Deposits increased by $11.92 million, or 2.0%, to $604.60 million at March 31, 2012 from $592.68 million at September 30, 2011.  The increase was primarily a result of an $8.32 million increase in money market account balances, a $6.04 million increase in savings account balances, a $5.14 million increase in non-interest bearing account balances and a $3.34 million increase in N.O.W. checking account balances.  These increases were partially offset by a $10.91 million decrease in certificates of deposit account balances.  See the “Deposit Breakdown” schedule below for additional information.

FHLB Advances: FHLB advances and other borrowings decreased by $10.00 million, or 18.2%, to $45.00 million at March 31, 2012 from $55.00 million at September 30, 2011, as the Bank used a portion of its liquid assets to repay maturing FHLB advances.  For additional information, see the “Borrowing Maturity Schedule” set forth below.

Shareholders’ Equity:  Total shareholders’ equity increased by $1.78 million, or 2.1%, to $87.98 million at March 31, 2012 from $86.21 million at September 30, 2011.  The increase was primarily due to net income of $2.09 million for the six months ended March 31, 2012.

The FRB has denied the Company’s requests to pay cash dividends on its outstanding Series A Preferred Stock held by the Treasury for the quarterly dividend payments due for the last eight quarters commencing with the payment due May 15, 2010.  Cash dividends on the Series A Preferred Stock are cumulative and accrue and compound on each subsequent date.  Accordingly, during the deferral period, the Company will continue to accrue, and reflect in the consolidated financial statements, the deferred dividends on the outstanding Series A Preferred Stock.  As a result of not receiving permission from the FRB to pay these dividends, the Company had not made eight quarterly dividend payments as of March 31, 2012.  At March 31, 2012, the Company had accrued preferred stock dividends in arrears of $1.66 million.

Non-performing Assets:  Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing, non-accrual investment securities, and OREO and other repossessed assets.  Non-performing assets increased by $3.18 million, or 8.6%, to $40.13 million at March 31, 2012 from $36.95 million at September 30, 2011.  The increase in non-performing assets was primarily a result of a $5.03 million increase in non-accrual loans and a $1.21 million increase in loans past due 90 days and still accruing.  These increases to non-performing assets were partially offset by a $2.79 million decrease in OREO and other repossessed assets and a $280,000 decrease in non-performing investment securities.  The increase in loans past due 90 days or more and still accruing was primarily due to a delay in obtaining final plat approval for a pre-sold residential building plat in King County, Washington.  The sale was completed on May 1, 2012 and loans totaling $2.93 million that were included in the past due 90 days and still accruing category at March 31, 2012 were paid off.

For additional information, see Note 6 of the Notes to Condensed Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Deposit Breakdown
The following table sets forth the composition of the Company’s deposit balances.

	At March 31, 2012	At September 30, 2011
	(Dollars in thousands)
Non-interest bearing	$ 69,633	$ 64,494
N.O.W. checking	158,635	155,299
Savings	89,676	83,636
Money market accounts	69,345	61,028
CDs under $100	135,538	141,899
CDs $100 and over	81,769	86,322
Total deposits	$604,596	$592,678

The Company had no brokered deposits at March 31, 2012 or September 30, 2011.

Borrowing Maturity Schedule
The Company has short- and long-term borrowing lines with the FHLB of Seattle with total credit available on the lines equal to 30% of the Bank’s total assets, limited by available collateral.  Borrowings are considered short-term when the original maturity is less than one year.  FHLB advances consisted of the following:

	At March 31, 2012		At September 30, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Short-term	$--	--%	$--	--%
Long-term	45,000	100.0	55,000	100.0

Total FHLB advances	$45,000	100.0%	$55,000	100.0%

The long-term borrowings mature at various dates through September 2017 and bear interest at rates ranging from 3.69% to 4.34%.   The weighted average interest rate on FHLB borrowings at March 31, 2012 was 4.10%.  Principal reduction amounts due for future years ending September 30 are as follows (dollars in thousands):

Remainder of 2012	--
2013	--
2014	--
2015	--
2016	--
2017	45,000
Total	$45,000

A portion of these advances have a putable feature and may be called by the FHLB earlier than the above schedule indicates.  As of March 31, 2012, the Company had additional available borrowing capacity of $142.70 million with the FHLB.

The Company also maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.  As of March 31, 2012, the Company had a borrowing line capacity with the FRB of $56.21 million of which none was outstanding.

Comparison of Operating Results for the Three and Six Months Ended March 31, 2012 and 2011

The Company reported net income of $808,000 for the quarter ended March 31, 2012 compared to net income of $1.08 million for the quarter ended March 31, 2011.  Net income to common shareholders after adjusting for the preferred stock dividend and the preferred stock discount accretion was $541,000 for the quarter ended March 31, 2012 compared to net income of $819,000 for the quarter ended March 31, 2011.  The decrease in earnings for the quarter was primarily a result of increased non-interest expense, increased provision for loan losses and decreased net interest income.  These decreases to earnings were partially offset by increased non-interest income.  Net income per diluted common share was $0.08 for the quarter ended March 31, 2012 compared to net income per diluted common share of $0.12 for the quarter ended March 31, 2011.

The Company reported net income of $2.09 million for the six months ended March 31, 2012 compared to net income of $2.44 million for the six months ended March 31, 2011.  Net income to common shareholders after adjusting for the preferred stock dividend and the preferred stock discount accretion was $1.56 million for the six months ended March 31, 2012 compared to net income of $1.92 million for the quarter ended March 31, 2011.  The decrease in earnings for the six months ended March 31, 2012 was primarily a result of increased non-interest expense, decreased non-interest income, decreased net interest income and an increased provision for loan losses.  Net income per diluted common share was $0.23 for the six months ended March 31, 2012 compared to net income per diluted common share of $0.28 for the six months ended March 31, 2011.

A more detailed explanation of the income statement categories is presented below.

Net Income: Net income for the quarter ended March 31, 2012 decreased by $275,000, or 25.4%, to $808,000 from net income of $1.08 million for the quarter ended March 31, 2011.  Net income to common shareholders after adjusting for preferred stock dividends of $208,000 and preferred stock discount accretion of $59,000 was $541,000, or $0.08 per diluted common share for the quarter ended March 31, 2012, compared to $819,000, or $0.12 per diluted common share for the quarter ended March 31, 2011.

The decrease in net income for the quarter ended March 31, 2012 was primarily the result of a $394,000 increase in non-interest expense, a $350,000 increase in provision for loan losses and a $79,000 decrease in net interest income.  These decreases to net income were partially offset by a $385,000 increase in non-interest income and a $163,000 decrease in the provision for federal and state income taxes.

Net income for the six months ended March 31, 2012 decreased by $352,000, or 14.4%, to $2.09 million from net income of $2.44 million for the six months ended March 31, 2011.  Net income to common shareholders after adjusting for preferred stock dividends of $416,000 and preferred stock discount accretion of $118,000 was income of $1.56 million, or $0.23 per diluted common share for the six months ended March 31, 2012, compared to net income of $1.92 million, or $0.28 per diluted common share for the six months ended March 31, 2011.

The decrease in net income for six months ended March 31, 2012 was primarily the result of a $240,000 increase in non-interest expense, a $123,000 decrease in non-interest income, a $109,000 decrease in net interest income and a $100,000 increase in the provision for loan losses. The decreases to net income were partially offset by a $220,000 decrease in the provision for federal and state income taxes.

Net Interest Income: Net interest income decreased by $79,000, or 1.2%, to $6.27 million for the quarter ended March 31, 2012 from $6.35 million for the quarter ended March 31, 2011.  The decrease in net interest income was primarily attributable to a decrease of 0.06% in the net interest margin, which was partially offset by an increase of $1.79 million in the level of average total interest-bearing assets.

Total interest and dividend income decreased by $689,000 or 8.1%, to $7.80 million for the quarter ended March 31, 2012 from $8.49 million for the quarter ended March 31, 2011 as the yield on interest bearing assets decreased to 4.63% from 5.05% for the same period last year. The decrease in the weighted average yield on interest bearing assets was primarily a result of decreased market rates for loans. Total interest expense decreased by $610,000, or 28.5%, to $1.53 million for the quarter ended March 31, 2012 from $2.14 million for the quarter ended March 31, 2011 as the average rate paid on interest bearing liabilities decreased to 1.07% for the quarter ended March 31, 2012 from 1.45% for the quarter ended March 31, 2011.  The decrease in funding costs was primarily a result of a decrease in overall market rates and a change in the composition of the funding base as the percentage of certificates of deposit account balances and FHLB advances decreased. The net interest margin decreased to 3.72% for the quarter ended March 31, 2012 from 3.78% for the quarter ended March 31, 2011.

Net interest income decreased by $109,000, or 0.9%, to $12.57 million for the six months ended March 31, 2012 from $12.68 million for the six months ended March 31, 2011.  The decrease in net interest income was primarily attributable to a decrease of 0.07% in the net interest margin, which was partially offset by an increase of $6.81 million in the level of average total interest-bearing assets.

Total interest and dividend income decreased by $1.47 million or 8.5%, to $15.84 million for the six months ended March 31, 2012 from $17.30 million for the six months ended March 31, 2011 as the yield on interest bearing assets decreased to 4.69% from 5.18%.  The decrease in the weighted average yield on interest bearing assets was primarily a result of decreased market rates for loans and an increase in the amount of lower yielding cash equivalents and other liquid assets. Total interest expense decreased by $1.36 million, or 29.4%, to $3.26 million for the six months ended March 31, 2012 from $4.62 million for the six months ended March 31, 2011 as the average rate paid on interest bearing liabilities decreased to 1.13% for the six months ended March 31, 2012 from 1.59% for the six months ended March 31, 2011. The decrease in funding costs was primarily a result of a decrease in overall market rates and a change in the composition of the funding base as the percentage of certificates of deposit account balances and FHLB advances decreased. The net interest margin decreased to 3.73% for the six months ended March 31, 2012 from 3.80% for the six months ended March 31, 2011.

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

	Three Months Ended March 31,
	2012			2011
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Interest-bearing assets: (1)
Loans receivable (2)	$540,858	$7,607	5.63%	$536,453	$8,240	6.14%
MBS and other investments (2)	9,025	109	4.83	11,700	162	5.54
FHLB stock and equity securities	6,703	7	0.42	6,669	8	0.48
Interest-bearing deposits	117,384	81	0.28	117,357	83	0.28
Total interest-bearing assets	673,970	7,804	4.63	672,179	8,493	5.05
Non-interest-bearing assets	58,912			58,840
Total assets	$732,882			$731,019

Interest-bearing liabilities:
Savings accounts	$86,809	76	0.35	$70,747	125	0.72
Money market accounts	68,178	86	0.51	58,861	114	0.79
N.O.W. accounts	155,584	156	0.40	158,201	380	0.97
Certificates of deposit	219,135	717	1.31	242,383	972	1.63
Short-term borrowings	637	-	0.05	486	-	0.05
Long-term borrowings (3)	45,330	496	4.39	55,000	550	4.06
Total interest-bearing liabilities	575,673	1,531	1.07	585,678	2,141	1.45
Non-interest-bearing liabilities	69,622			58,663
Total liabilities	645,295			644,341
Shareholders' equity	87,587			86,678
Total liabilities and
shareholders' equity	$732,882			$731,019

Net interest income		$6,273			$6,352

Interest rate spread			3.56%			3.60%
Net interest margin (4)			3.72%			3.78%
Ratio of average interest-bearing assets to average interest-bearing liabilities			117.08%			114.77%

(1)	Interest yield on loans and MBS is calculated assuming a 30/360 basis; interest yield on all other categories is based on daily interest basis.
(2)	Average balances include loans and MBS on non-accrual status.
(3)	Includes FHLB advances with original maturities of one year or greater.
(4)	Net interest income divided by total average interest bearing assets, annualized.

	Six Months Ended March 31,
	2012			2011
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Interest-bearing assets: (1)
Loans receivable (2)	$539,359	$15,412	5.71%	$537,745	$16,774	6.24%
MBS and other investments (2)	9,323	234	5.02	12,456	344	5.52
FHLB stock and equity securities	6,703	20	0.60	6,679	16	0.48
Interest-bearing deposits	119,322	170	0.28	111,016	170	0.31
Total interest-bearing assets	674,707	15,836	4.69	667,896	17,304	5.18
Non-interest-bearing assets	59,877			58,562
Total assets	$734,584			$726,458

Interest-bearing liabilities:
Savings accounts	$85,654	159	0.37	$69,378	248	0.72
Money market accounts	65,931	182	0.55	57,888	249	0.86
N.O.W. accounts	154,948	366	0.47	156,643	799	1.02
Certificates of deposit	221,361	1,497	1.35	242,759	2,046	1.69
Short-term borrowings	598	-	0.05	516	-	0.05
Long-term borrowings (3)	50,191	1,058	4.20	55,000	1,279	4.66
Total interest-bearing liabilities	578,683	3,262	1.13	582,184	4,621	1.59
Non-interest-bearing liabilities	68,843			58,143
Total liabilities	647,526			640,327
Shareholders' equity	87,058			86,131
Total liabilities and
shareholders' equity	$734,584			$726,458

Net interest income		$12,574			$12,683

Interest rate spread			3.56%			3.59%
Net interest margin (4)			3.73%			3.80%
Ratio of average interest-bearing assets to average interest-bearing liabilities			116.59%			114.72%

(1)	Interest yield on loans and MBS is calculated assuming a 30/360 basis; interest yield on all other categories is based on daily interest basis.
(2)	Average balances include loans and MBS on non-accrual status.
(3)	Includes FHLB advances with original maturities of one year or greater.
(4)	Net interest income divided by total average interest bearing assets, annualized.

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

	Three months ended March 31, 2012 compared to three months ended March 31, 2011 increase (decrease) due to			Six months ended March 31, 2012 compared to three months ended March 31, 2011 increase (decrease) due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-earning assets:
Loans receivable (1)	$ (700)	$ 67	$ (633)	$ (1,366)	$ 4	$ (1,362)
MBS and other
investments	(19)	(34)	(53)	(30)	(80)	(110)
FHLB stock and equity
securities	(1)	--	(1)	4	--	4
Interest-bearing deposits	(2)	--	(2)	(5)	5	--
Total net (decrease) increase in
income on interest-earning assets	(722)	33	(689)	(1,397)	(71)	(1,468)

Interest-bearing liabilities:
Savings accounts	(74)	25	(49)	(99)	10	(89)
N.O.W accounts	(217)	(7)	(224)	(425)	(8)	(433)
Money market accounts	(44)	16	(28)	(73)	6	(67)
CD accounts	(170)	(85)	(255)	(382)	(167)	(549)
Short-term borrowings	--	--	--	--	--	--
Long-term borrowings	45	(99)	(54)	(116)	(105)	(221)

Total net decrease in expense
on interest-bearing
liabilities	(460)	(150)	(610)	(1,095)	(264)	(1,359)

Net increase (decrease)
in net interest income	$ (262)	$ 183	$ (79)	$ (302)	$ 193	$ (109)

(1) Excludes interest on non-accrual loans.  Includes loans originated for sale.

Provision for Loan Losses:  The provision for loan losses increased $350,000, or 50.0%, to $1.05 million for the quarter ended March 31, 2012 from $700,000 for the quarter ended March 31, 2011.  Net charge-offs for the quarter ended March 31, 2012 were $758,000 compared to $651,000 for the quarter ended March 31, 2011.

The provision for loan losses increased $100,000, or 6.3% to $1.70 million for the six months ended March 31, 2012 from $1.60 million for the six months ended March 31, 2011.  Net charge-offs for the six months ended March 31, 2012 were $1.38 million compared to $1.07 million for the six months ended March 31, 2011.

The increase in the provision for loan losses during the quarter and six months ended March 31, 2012 was primarily due to increased net charge-offs and an increase in loans receivable.  Partially offsetting these items, was a change in the composition of the loan portfolio as the level of higher risk loan categories (construction and land development loans and land loans) decreased at March 31, 2012 relative to March 31, 2011.

The Company has established a comprehensive methodology for determining the provision for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  The factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses.  Based on its comprehensive analysis, management believes the allowance for loan losses of $12.26 million at March 31, 2012 (2.24% of loans receivable and loans held for sale and 41.4% of non-performing loans) was adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.  Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan.  The aggregate principal impairment amount determined at March 31, 2012 was $2.98 million.  The allowance for loan losses was $11.80 million (2.19% of loans receivable and loans held for sale and 49.2% of non-performing loans) at March 31, 2011.

Non-accrual and loans past due 90 days or more and still accruing increased $6.25 million to $29.59 million at March 31, 2012 from $23.34 million at September 30, 2011.  For additional information, see the section entitled “Comparison of Financial Condition at March 31, 2012 and September 30, 2011 - Non-performing Assets” included herein.

While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company’s consolidated financial condition and results of operations.  In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their analysis of information available to them at the time of their examination.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate.  Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations.  For additional information, see Note 6 of the Notes to Condensed Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Non-interest Income: Total non-interest income increased $385,000, or 18.3%, to $2.49 million for the quarter ended March 31, 2012 from $2.11 million for the quarter ended March 31, 2011.  The increase was primarily a result of a $330,000 increase in gain on sale of loans, an $82,000 increase in ATM transaction fees, a $36,000 increase BOLI net earnings and a $20,000 increase in gain on sales of MBS and other investments.  These increases to non-interest income were partially offset by a $64,000 change in the valuation recovery on MSRs and a $59,000 increase in net OTTI on MBS and other investments. The increase in gain on sale of loans was primarily a result of an increased volume of fixed rate one-to four-family loans sold during quarter ended March 31, 2012.

Total non-interest income decreased $123,000, or 2.4%, to $4.94 million for the six months ended March 31, 2012 from $5.06 million for the six months ended March 31, 2011.  The decrease was primarily a result of a $614,000 change in the valuation recovery on MSRs.  This decrease to non-interest income was partially offset by a $188,000 increase in gain on sale of loans, a $188,000 increase in ATM transaction fees and a $71,000 increase in BOLI net earnings.

The valuation recovery on MSRs is based on a third party valuation of the MSR asset. The Company recorded a valuation recovery on MSRs of $226,000 during the six months ended March 31, 2012 compared to a recovery of $840,000 for the six months ended March 31, 2011.  At March 31, 2012, the MSR asset had a remaining valuation allowance of $258,000 that is available for future recovery.

Non-interest Expense:  Total non-interest expense increased by $394,000, or 6.4%, to $6.57 million for the quarter ended March 31, 2012 from $6.18 million for the quarter ended March 31, 2011.  The increase was primarily the result of a $428,000 increase in OREO and other repossessed assets expense and a $105,000 increase in loan administration and foreclosure expense.  These increases to non-interest expense were partially offset by a $91,000 decrease in FDIC insurance expense and a $60,000 decrease in salaries and employee benefits expense.

Total non-interest expense increased by $240,000, or 1.9%, to $12.79 million for the six months ended March 31, 2012 from $12.55 million for the six months ended March 31, 2011.  The increase was primarily the result of a $502,000 increase in OREO and other repossessed assets expense, a $171,000 increase in deposit operations expense and a $168,000 increase in loan administration and foreclosure expense.  These increases to non-interest expense were partially offset by a $260,000 decrease in salaries and employee benefits expense, a $206,000 decrease in FDIC insurance expense and a $134,000 decrease in other insurance expense.

The OREO expense was lower in the comparable periods one year ago primarily due to gains on sale of OREO properties which offset other OREO related expenses incurred.  During the three and six months ended March 31, 2011, OREO properties totaling $2.49 million and $2.80 million were sold, resulting in net gains of $533,000 and $555,000, respectively.  During the three and six months ended March 31, 2012, OREO properties totaling $667,000 and $4.17 million were sold, resulting in net losses of $24,000 and $294,000, respectively.

Provision for Federal and State Income Taxes:  The provision for federal and state income taxes decreased $163,000, or 32.7%, to $336,000 for the quarter ended March 31, 2012 from $499,000 for the quarter ended March 31, 2011, primarily due to lower income before taxes.  The Company’s effective tax rate was 29.37% for the quarter ended March 31, 2012 and 31.54% for the quarter ended March 31, 2011.

The provision for federal and state income taxes decreased $220,000, or 19.2%, to $927,000 for the six months ended March 31, 2012 from $1.15 million for the six months ended March 31, 2011, primarily due to lower income before taxes.  The Company’s effective tax rate was 30.73% for the six months ended March 31, 2012 and 31.96% for the six months ended March 31, 2011.

Liquidity
The Company’s primary sources of funds are customer deposits, proceeds from principal and interest payments on loans and MBS, proceeds from the sale of loans, proceeds from maturing securities and maturing CDs held for investment, FHLB advances, and other borrowings.  While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

An analysis of liquidity should include a review of the Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2012.  The Condensed Consolidated Statement of Cash Flows includes operating, investing and financing categories.  Operating activities include net income, which is adjusted for non-cash items, and increases or decreases in cash due to changes in certain assets and liabilities.  Investing activities consist primarily of proceeds from maturities and sales of securities, purchases of securities, the net change in loans and proceeds from the sale of OREO and other repossessed assets.  Financing activities present the cash flows associated with the Company’s deposit accounts, other borrowings and stock related transactions.

The Company’s total cash and cash equivalents decreased by $444,000, or 0.4% to $111.62 million at March 31, 2012 from $112.07 million at September 30, 2011.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities.  The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At March 31, 2012, the Bank’s regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 21.85%.  The Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 30% of total assets, limited by available collateral, under which $45.00 million was outstanding and $142.70 million was available for additional borrowings at March 31, 2012.  The Bank also maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.  At March 31, 2012, the Bank had $56.21 million available for borrowings with the FRB and there was no outstanding balance on this borrowing line.

Liquidity management is both a short and long-term responsibility of the Bank’s management.  The Bank adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, and (iv) yields available on interest-bearing deposits.  Excess liquidity is invested generally in interest-bearing overnight deposits, federal funds sold, and other short-term investments.  If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB and the FRB.

The Bank’s primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, consumer loans, and commercial business loans.  At March 31, 2012, the Bank had loan commitments totaling $40.13 million and undisbursed construction loans in process totaling $11.25 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from March 31, 2012 totaled $142.45 million.  Historically, the Bank has been able to retain a significant amount of its non-brokered CDs as they mature.  At March 31, 2012, the Bank had no brokered deposits.

Capital Resources
Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital.  Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 4.0%, (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%.  The Bank is currently required to maintain a “well capitalized” status and a Tier 1 leverage capital ratio of at least 10.0% under terms of the Bank MOU.

At March 31, 2012, the Bank was in compliance with all applicable capital requirements.

The following table compares the Company’s and the Bank’s actual capital amounts at March 31, 2012 to its minimum regulatory capital requirements at that date (dollars in thousands):
	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage capital:
Consolidated	$83,052	11.42%	$30,295	4.00%	N/A	N/A	%
Timberland Bank (1)	77,024	10.65	72,336	10.00	$72,336	10.00

Tier 1 risk adjusted capital:
Consolidated	83,052	15.28	21,743	4.00	N/A	N/A
Timberland Bank (1)	77,024	14.21	32,532	6.00	32,532	6.00

Total risk –based capital
Consolidated	89,916	16.54	43,485	8.00	N/A	N/A
Timberland Bank (1)	83,871	15.47	54,220	10.00	54,220	10.00

______________________________
(1) Reflects the higher Tier 1 leverage capital ratio that the Bank is required to comply with under terms of the Bank MOU with the FDIC and the Division.  Also reflects that the Bank is required to maintain Tier 1 risk adjusted capital ratio and Total risk-based capital ratio at or above the “well capitalized” thresholds under the terms of the Bank MOU.

TIMBERLAND BANCORP, INC. AND SUBSIDIARIES
KEY FINANCIAL RATIOS AND DATA
(Dollars in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
PERFORMANCE RATIOS:
Return on average assets (1)	0.44%	0.59%	0.57%	0.67%
Return on average equity (1)	3.69%	5.00%	4.80%	5.67%
Net interest margin (1)	3.72%	3.78%	3.73%	3.80%
Efficiency ratio	74.97%	73.03%	73.06%	70.75%

	At March 31,	At September 30,	At March 31,
	2012	2011	2011
ASSET QUALITY RATIOS:
Non-accrual loans	$23,623	$21,589	$23,675
Loans past due 90 days and still accruing	2,967	1,754	305
Non-performing investment securities	2,516	2,796	3,355
OREO and other repossessed assets	8,024	10,811	10,140
Total non-performing assets	$40,130	$36,950	$37,475

Non-performing assets to total assets	5.40%	5.01%	5.04%
Allowance for loan losses to non-
performing loans	41%	51%	49%
Troubled debt restructured loans on
accrual status (2)	$15,891	$18,166	$22,447

BOOK VALUES:
Book value per common share	$10.20	$9.97	$10.18
Tangible book value per common share (3)	$9.35	$9.11	$9.31

 ______________________
(1)          Annualized
(2)	Does not include troubled debt restructured loans totaling $7,097, $7,376 and $4,671 that were included as non-accrual loans at March 31, 2012, September 30, 2011 and March 31, 2011, respectively.
(3)	Calculation subtracts goodwill and core deposit intangible from the equity component.

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
AVERAGE BALANCE SHEET
Average total loans	$ 540,858	$ 536,453	$ 539,359	$ 537,745
Average total interest-bearing assets (1)	673,970	672,179	674,707	667,896
Average total assets	732,882	731,019	734,584	726,458
Average total interest-bearing deposits	529,706	530,192	527,894	526,668
Average FHLB advances and other borrowings	45,967	55,486	50,789	55,516
Average shareholders’ equity	87,587	86,678	87,058	86,131
________________________
(1) Includes loans and MBS on non-accrual status

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s Form 10-K for the fiscal year ended September 30, 2011.

Item 4.  Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings
Neither the Company nor the Bank is a party to any material legal proceedings at this time.  From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 1A.    Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s 2011 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable

Item 3.  Defaults Upon Senior Securities
See discussion in Item 2 of Part 1 with respect to cumulative preferred stock dividends in arrears, which discussion is incorporated here by reference.

Item 4. Mine Safety Disclosures
Not applicable

Item 5.  Other Information
None to be reported.

Item 6.   Exhibits
(a)           Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Certificate of Designation relating to the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A (2)
3.3	Amended and Restated Bylaws of the Registrant (3)
4.1	Warrant to purchase shares of Company’s common stock dated December 23, 2008 (2)
4.2	Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated December 23, 2008 between the Company and the United States Department of the Treasury (2)
10.1	Employee Severance Compensation Plan, as revised (4)
10.2	Employee Stock Ownership Plan (4)
10.3	1999 Stock Option Plan (5)
10.4	Management Recognition and Development Plan (5)
10.5	2003 Stock Option Plan (6)
10.6	Form of Incentive Stock Option Agreement (7)
10.7	Form of Non-qualified Stock Option Agreement (7)
10.8	Form of Management Recognition and Development Award Agreement (7)
10.9	Form of Compensation Modification Agreements (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act
101	The following materials from Timberland Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income; (d) Condensed Consolidated Statements of Shareholders’ Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Condensed Consolidated Financial Statements (8)
                             _________________
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (333- 35817).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2008.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 29, 2010.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997; and to the Registrant’s Current Report on Form 8-K dated April 13, 2007, and to the Registrant’s Current Report on Form 8-K dated December 18, 2007.
(5)	Incorporated by reference to the Registrant’s 1999 Annual Meeting Proxy Statement dated December 15, 1998.
(6)	Incorporated by reference to the Registrant’s 2004 Annual Meeting Proxy Statement dated December 24, 2003.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005.
(8)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Timberland Bancorp, Inc.

Date: May 11, 2012	By: /s/ Michael R. Sand
Michael R. Sand Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2012	By: /s/ Dean J. Brydon
Dean J. Brydon Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from Timberland Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income; (d) Condensed Consolidated Statements of Shareholders’ Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Condensed Consolidated Financial Statements