Form 10-Q
period 2012-06-30
TIMBERLAND BANCORP INC
filed 2012-08-09
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

Large accelerated filer ___	Accelerated Filer	Non-accelerated filer __	Smaller reporting company _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___    No   _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT July 31, 2012
Common stock, $.01 par value	7,045,036

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets	3

	Condensed Consolidated Statements of Operations	4-5

	Condensed Consolidated Statements of Comprehensive Income (Loss)	6

	Condensed Consolidated Statements of Shareholders’ Equity	7

	Condensed Consolidated Statements of Cash Flows	8-9

	Notes to Unaudited Condensed Consolidated Financial Statements	10-32

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33-44

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	46

Item 6.	Exhibits	46

SIGNATURES		47
Certifications
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements
TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2012 and September 30, 2011
(Dollars in thousands, except per share amounts)
(Unaudited)
	June 30,	September 30,
	2012	2011
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$12,489	$11,455
Interest-bearing deposits in banks	80,499	100,610
Total cash and cash equivalents	92,988	112,065

Certificates of deposit (“CDs”) held for investment (at cost which approximates fair value)	22,781	18,659
Mortgage-backed securities (“MBS”) and other investments - held to maturity, at amortized cost (estimated fair value $3,651 and $4,229)	3,503	4,145
MBS and other investments - available for sale	5,113	6,717
Federal Home Loan Bank of Seattle (“FHLB”) stock	5,705	5,705

Loans receivable	544,708	535,926
Loans held for sale	4,064	4,044
Less: Allowance for loan losses	(11,603)	(11,946)
Net loans receivable	537,169	528,024

Premises and equipment, net	17,723	17,390
Other real estate owned (“OREO”) and other repossessed assets, net	9,997	10,811
Accrued interest receivable	2,161	2,411
Bank owned life insurance (“BOLI”)	16,374	15,917
Goodwill	5,650	5,650
Core deposit intangible (“CDI”)	286	397
Mortgage servicing rights (“MSRs”), net	2,150	2,108
Prepaid Federal Deposit Insurance Corporation (“FDIC”) insurance assessment	1,415	2,103
Other assets	6,121	6,122
Total assets	$729,136	$738,224

Liabilities and shareholders’ equity
Liabilities:
Deposits: Non-interest-bearing demand	$70,004	$64,494
Deposits: Interest-bearing	520,362	528,184
Total deposits	590,366	592,678

FHLB advances	45,000	55,000
Repurchase agreements	826	729
Other liabilities and accrued expenses	3,669	3,612
Total liabilities	639,861	652,019

Shareholders’ equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; 16,641 shares, Series A, issued and outstanding; $1,000 per share liquidation value	16,168	15,989
Common stock, $.01 par value; 50,000,000 shares authorized; 7,045,036 shares issued and outstanding	10,500	10,457
Unearned shares - Employee Stock Ownership Plan (“ESOP”)	(1,785)	(1,983)
Retained earnings	64,905	62,270
Accumulated other comprehensive loss	(513)	(528)
Total shareholders’ equity	89,275	86,205
Total liabilities and shareholders’ equity	$729,136	$738,224
See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended June 30, 2012 and 2011
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Interest and dividend income

Loans receivable	$7,842	$8,192	$23,254	$24,966
MBS and other investments	89	141	323	486
Dividends from mutual funds	6	8	26	23
Interest-bearing deposits in banks	82	90	252	260
Total interest and dividend income	8,019	8,431	23,855	25,735

Interest expense

Deposits	925	1,463	3,128	4,805
FHLB advances	466	556	1,525	1,835
Total interest expense	1,391	2,019	4,653	6,640

Net interest income	6,628	6,412	19,202	19,095

Provision for loan losses	900	3,400	2,600	5,000

Net interest income after provision for loan
losses	5,728	3,012	16,602	14,095

Non-interest income

Other than temporary impairment (“OTTI”)
on MBS and other investments	(60)	(70)	(182)	(224)
Adjustment for portion recorded as transferred from other
comprehensive income (loss) before taxes	23	(95)	(8)	(112)
Net OTTI on MBS and other investments	(37)	(165)	(190)	(336)

Realized losses on MBS and other investments	--	--	--	(2)
Gain on sales of MBS and other investments	2	--	22	79
Service charges on deposits	955	993	2,815	2,875
ATM and debit card interchange transaction fees	564	515	1,621	1,384
BOLI net earnings	146	121	457	361
Gain on sales of loans, net	567	247	1,722	1,214
Escrow fees	30	16	79	55
Valuation recovery (allowance) on MSRs	(82)	(137)	144	703
Fee income from non-deposit investment sales	20	25	58	73
Other	176	146	550	414
Total non-interest income, net	2,341	1,761	7,278	6,820

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
For the three and nine months ended June 30, 2012 and 2011
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Non-interest expense

Salaries and employee benefits	$ 3,006	$ 3,150	$ 8,989	$ 9,393
Premises and equipment	647	640	1,979	1,967
Advertising	173	235	553	604
OREO and other repossessed assets, net	363	496	1,299	930
ATM expenses	206	203	598	583
Postage and courier	124	139	381	400
Amortization of CDI	37	42	111	125
State and local taxes	159	155	460	475
Professional fees	217	190	628	567
FDIC insurance	237	248	703	919
Other insurance	51	56	161	299
Loan administration and foreclosure	82	345	615	711
Data processing and telecommunications	303	285	918	847
Deposit operations	177	202	593	447
Other	315	396	903	1,069
Total non-interest expense	6,097	6,782	18,891	19,336

Income (loss) before federal and state income
taxes	1,972	(2,009)	4,989	1,579

Provision (benefit) for federal and state income
taxes	624	(729)	1,551	417

Net income (loss)	1,348	(1,280)	3,438	1,162

Preferred stock dividends	(208)	(208)	(624)	(624)
Preferred stock discount accretion	(61)	(57)	(179)	(168)

Net income (loss) to common shareholders	$ 1,079	$ (1,545)	$ 2,635	$ 370

Net income (loss) per common share
Basic	$ 0.16	$ (0.23)	$ 0.39	$ 0.05
Diluted	$ 0.16	$ (0.23)	$ 0.39	$ 0.05

Weighted average common shares outstanding
Basic	6,780,516	6,745,250	6,780,516	6,745,250
Diluted	6,780,516	6,745,250	6,780,516	6,745,487

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the three and nine months ended June 30, 2012 and 2011
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Comprehensive income (loss):
Net income (loss)	$ 1,348	$ (1,280)	$ 3,438	$ 1,162
Unrealized holding gain (loss) on securities
available for sale, net of tax	39	50	(17)	2
Change in OTTI on securities held to maturity, net of tax:
Additions	--	(9)	(27)	(65)
Additional amount recognized related to credit loss for which OTTI was previously
recognized	5	5	1	15
Amount reclassified to credit loss for
previously recorded market loss	10	67	21	124
Accretion of OTTI securities held to maturity,
net of tax	11	8	37	27

Total comprehensive income (loss)	$ 1,413	$ (1,159)	$ 3,453	$ 1,265

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the nine months ended June 30, 2012 and the year ended September 30, 2011
(Dollars in thousands)
(Unaudited)

	Number of Shares		Amount		Unearned		Accumulated Other Compre-
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Shares ESOP	Retained Earnings	hensive Loss	Total

Balance, September 30, 2010	16,641	7,045,036	$15,764	$10,377	$(2,247)	$62,238	$(724)	$85,408

Net income	--	--	--	--	--	1,089	--	1,089
Accretion of preferred stock discount	--	--	225	--	--	(225)	--	--
5% preferred stock dividend	--	--	--	--	--	(832)	--	(832)
Earned ESOP shares	--	--	--	(61)	264	--	--	203
MRDP (1) compensation expense	--	--	--	134	--	--	--	134
Stock option compensation expense	--	--	--	7	--	--	--	7
Unrealized holding gain on securities available for sale, net of tax	--	--	--	--	--	--	14	14
Change in OTTI on securities held to maturity, net of tax	--	--	--	--	--	--	139	139
Accretion of OTTI on securities held to maturity, net of tax	--	--	--	--	--	--	43	43

Balance, September 30, 2011	16,641	7,045,036	15,989	10,457	(1,983)	62,270	(528)	86,205

Net income	--	--	--	--	--	3,438	--	3,438
Accretion of preferred stock discount	--	--	179	--	--	(179)	--	--
5% preferred stock dividend	--	--	--	--	--	(624)	--	(624)
Earned ESOP shares	--	--	--	(53)	198	--	--	145
MRDP compensation expense	--	--	--	85	--	--	--	85
Stock option compensation expense	--	--	--	11	--	--	--	11
Unrealized holding loss on securities available for sale, net of tax	--	--	--	--	--	--	(17)	(17)
Change in OTTI on securities held to maturity, net of tax	--	--	--	--	--	--	(5)	(5)
Accretion of OTTI on securities held to maturity, net of tax				--	--	--	37	37

Balance, June 30, 2012	16,641	7,045,036	$16,168	$10,500	$(1,785)	$64,905	$(513)	$89,275
__________________________
(1) 1998 Management Recognition and Development Plan (“MRDP”).

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended June 30, 2012 and 2011
(Dollars in thousands)
(Unaudited)
	Nine Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$ 3,438	$ 1,162
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,600	5,000
Depreciation	684	743
Deferred federal income taxes	366	(412)
Amortization of CDI	111	125
Earned ESOP shares	198	198
MRDP compensation expense	85	129
Stock option compensation expense	11	5
Loss (gain) on sales of OREO and other repossessed assets, net	290	(527)
Provision for OREO losses	609	973
Loss on disposition of premises and equipment	--	3
BOLI net earnings	(457)	(361)
Gain on sales of loans, net	(1,722)	(1,214)
Decrease in deferred loan origination fees	(181)	(241)
Net OTTI on MBS and other investments	190	336
Gain on sales of MBS and other investments	(22)	(79)
Realized losses on held to maturity securities	--	2
Valuation recovery on MSRs	(144)	(703)
Loans originated for sale	(67,112)	(44,266)
Proceeds from sales of loans	68,814	47,684
Increase (decrease) in other assets, net	622	(15)
Increase in other liabilities and accrued expenses, net	433	177
Net cash provided by operating activities	8,813	8,719

Cash flows from investing activities
Net increase in CDs held for investment	(4,122)	(40)
Proceeds from maturities and prepayments of MBS and other investments available for sale	829	1,248
Proceeds from maturities and prepayments of MBS and other investments held to maturity	574	697
Proceeds from sales of MBS and other investments	743	2,272
Increase in loans receivable, net	(12,676)	(3,476)
Additions to premises and equipment	(1,017)	(344)
Proceeds from sales of OREO and other repossessed assets	1,047	2,883
Net cash (used in) provided by investing activities	(14,622)	3,240

Cash flows from financing activities
(Decrease) increase in deposits, net	(2,312)	10,629
Repayment of FHLB advances	(10,000)	(20,000)
Increase (decrease) in repurchase agreements	97	(24)
ESOP tax effect	(53)	(47)
Dividends paid	(1,000)	- -
Net cash used in financing activities	(13,268)	(9,442)

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the nine months ended June 30, 2012 and 2011
(Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2012	2011

Net (decrease) increase in cash and cash equivalents	$ (19,077)	$ 2,517
Cash and cash equivalents
Beginning of period	112,065	111,786
End of period	$ 92,988	$ 114,303

Supplemental disclosure of cash flow information
Income taxes paid	$ 1,463	$ 2,097
Interest paid	4,770	6,786

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$ 4,906	$ 4,344
Loans originated to facilitate the sale of OREO	3,744	1,538

See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)  Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. (“Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP.  However, all adjustments which are in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 (“2011 Form 10-K”).  The unaudited condensed consolidated results of operations for the nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2012.

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

(e)  Certain prior period amounts have been reclassified to conform to the June 30, 2012 presentation with no change to net income or total shareholders’ equity previously reported.

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

In addition, on February 1, 2010, the Federal Reserve Bank of San Francisco (“FRB”) determined that the Company required additional supervisory attention and entered into a Memorandum of Understanding with the Company (“Company MOU”).  Under the Company MOU, the Company must, among other things, obtain prior written approval or non-objection from the FRB to declare or pay any dividends, or make any other capital distributions; issue any trust preferred securities; or purchase or redeem any of its stock. The FRB has denied the Company’s requests to pay certain quarterly cash dividends on its Series A Preferred Stock issued under the U.S. Treasury Department’s Capital Purchase Program (“CPP”) since May 2010.  For additional information on the CPP, see Note 3 below entitled “U.S Treasury Department’s Capital Purchase Program.”

(3) U.S. TREASURY DEPARTMENT’S CAPITAL PURCHASE PROGRAM
On December 23, 2008, the Company received $16.64 million from the U.S. Treasury Department (“Treasury”) as a part of the Treasury’s CPP,  which was established as part of the Troubled Asset Relief Program (“TARP”).  The Company sold 16,641 shares of senior preferred stock with a related warrant to purchase 370,899 shares of the Company’s common stock at a price of $6.73 per share at any time through December 23, 2018.  The preferred stock pays a 5.0% dividend for the first five years, after which the rate increases to 9.0% if the preferred shares are not redeemed by the Company.

Preferred stock is initially recorded at the amount of proceeds received.  Any discount from the liquidation value is accreted to the expected call date and charged to retained earnings.  This accretion is recorded using the level-yield method.  Preferred dividends paid (or accrued) and any accretion is deducted from (or added to) net income (loss) for computing net income (loss) to common shareholders and net income (loss) per share computations.

Under the Company MOU, the Company must, among other things, obtain prior written approval or non-objection from the FRB to declare or pay any dividends.  The FRB has denied the Company’s requests to pay certain dividends on its Series A Preferred Stock issued under the CPP since May 2010.  The Company did, however, receive approval from the FRB during the quarter ended June 30, 2012 to pay $1.00 million in dividends and interest accrued on missed dividend payments to the Treasury.  As a result of not receiving permission from the FRB to pay all dividends, the Company had not made five quarterly dividend payments (four full payments and one partial payment) totaling $900,000 at June 30, 2012.  There can be no assurances that the FRB will approve such payments or dividends in the future.  The Company has applied to the FRB for permission to pay the remaining accrued dividends, interest on the accrued dividends and to pay the dividend due on August 15, 2012.  The Company may not declare or pay dividends on its common stock or, with certain exceptions, repurchase common stock without first having paid all cumulative preferred dividends that are due.  If dividends on the Series A Preferred Stock have not been paid for at least six quarters, the Treasury has the right to appoint two members to the Company’s Board of Directors.

(4) MBS AND OTHER INVESTMENTS
MBS and other investments have been classified according to management’s intent and are as follows as of June 30, 2012 and September 30, 2011 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2012
Held to Maturity
MBS:
U.S. government agencies	$1,577	$40	$(5)	$1,612
Private label residential	1,899	212	(102)	2,009
U.S. agency securities	27	3	--	30
Total	$3,503	$255	$(107)	$3,651

Available for Sale
MBS:
U.S. government agencies	$2,995	$145	$--	$3,140
Private label residential	1,050	56	(138)	968
Mutual funds	1,000	5	--	1,005
Total	$5,045	$206	$(138)	$5,113

September 30, 2011
Held to Maturity
MBS:
U.S. government agencies	$1,831	$45	$(4)	$1,872
Private label residential	2,287	311	(271)	2,327
U.S. agency securities	27	3	--	30
Total	$4,145	$359	$(275)	$4,229

Available for Sale
MBS:
U.S. government agencies	$4,395	$188	$--	$4,583
Private label residential	1,227	59	(152)	1,134
Mutual funds	1,000	--	--	1,000
Total	$6,622	$247	$(152)	$6,717

The estimated fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of June 30, 2012 are as follows (dollars in thousands):

	Less Than 12 Months				12 Months or Longer				Total
	Estimated Fair Value		Gross Unrealized Losses		Estimated Fair Value		Gross Unrealized Losses		Estimated Fair Value		Gross Unrealized Losses
Held to Maturity MBS:
U.S. government agencies	$	- -	$	- -		$266		$(5)		$266		$(5)
Private label residential		92		(7)		787		(95)		879		(102)
Total		$92		$(7)		$1,053		$(100)		$1,145		$(107)

Available for Sale
MBS:
U.S. government agencies	$	- -	$	- -	$	- -	$	- -	$	- -	$	- -
Private label residential		- -		- -		660		(138)		660		(138)
Mutual funds		- -		- -		- -		- -		- -		- -
Total	$	- -	$	- -		$660		$(138)		$660		$(138)

During the three months ended June 30, 2012 and 2011, the Company recorded net OTTI charges through earnings on residential MBS of $37,000 and $165,000, respectively. During the nine months ended June 30, 2012 and 2011, the Company recorded net OTTI charges through earnings on residential MBS of $190,000 and $336,000, respectively.  The Company provides for the bifurcation of OTTI into (i) amounts related to credit losses which are recognized through earnings, and (ii) amounts related to all other factors which are recognized as a component of other comprehensive income (loss).

To determine the component of the gross OTTI related to credit losses, the Company compared the amortized cost basis of each OTTI security to the present value of its revised expected cash flows, discounted using its pre-impairment yield.  The revised expected cash flow estimates for individual securities are based primarily on an analysis of default rates and prepayment speeds included in third-party analytic reports.  Significant judgment by management is required in this analysis that includes, but is not limited to, assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans.  The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on OTTI securities as of June 30, 2012 and September 30, 2011:

	Range		Weighted
	Minimum	Maximum	Average
At June 30, 2012
Constant prepayment rate	6.00%	15.00%	8.80%
Collateral default rate	0.85%	25.67%	9.20%
Loss severity rate	24.74%	69.60%	50.10%

At September 30, 2011
Constant prepayment rate	6.00%	15.00%	10.71%
Collateral default rate	0.43%	24.23%	8.03%
Loss severity rate	11.93%	64.54%	39.22%

The following tables present the OTTI for the three and nine months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total OTTI	$ 60	$ - -	$ 41	$ 29
Portion of OTTI recognized in other comprehensive (income) loss (before income taxes) (1)	23	- -	(95)	- -
Net OTTI recognized in earnings (2)	$ 37	$ - -	$ 136	$ 29

	Nine Months Ended June 30, 2012		Nine Months Ended June 30, 2011
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total OTTI	$ 139	$ 43	$ 194	$ 30
Portion of OTTI recognized in other comprehensive (income) loss (before income taxes) (1)	(8)	- -	(112)	- -
Net OTTI recognized in earnings (2)	$ 147	$ 43	$ 306	$ 30
________________________
(1)	Represents OTTI related to all other factors.
(2)	Represents OTTI related to credit losses.

The following table presents a roll-forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in other comprehensive income for the nine months ended June 30, 2012 and 2011 (in thousands):

	Nine Months Ended June 30,
	2012	2011
Beginning balance of credit loss	$3,361	$4,725
Additions:
Credit losses for which OTTI was not previously recognized	81	53
Additional increases to the amount related to credit loss for which OTTI was previously recognized	109	283
Subtractions:
Realized losses previously recorded as credit losses	(661)	(1,390)
Ending balance of credit loss	$2,890	$3,671

There was a gross realized gain on sales of securities for the three and nine months ended June 30, 2012 of $2,000 and $22,000, respectively. There were no gross realized gains on sales of securities for the three months ended June 30, 2011. There was a gross realized gain on sale of securities for the nine months ended June 30, 2011 of $79,000. During the three months ended June 30, 2012, the Company recorded a $242,000 realized loss (as a result of the securities being deemed worthless) on 19 held to maturity residential MBS and one available for sale residential MBS, of which the entire amount had been recognized previously as a credit loss.  During the nine months ended June 30, 2012, the Company recorded a $661,000 realized loss on 24 held to maturity residential MBS and one available for sale residential MBS, of which the entire amount had been recognized previously as a credit loss. During the three months ended June 30, 2011, the

Company recorded a $509,000 realized loss (as a result of the securities being deemed worthless) on 22 held to maturity residential MBS and one available for sale residential MBS, of which the entire amount had been recognized previously as a credit loss.  During the nine months ended June 30, 2011, the Company recorded a $1.392 million realized loss on 23 held to maturity residential MBS and one available for sale residential MBS, of which $1.390 million had been recognized previously as a credit loss.

The amortized cost of residential MBS and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral, retail repurchase agreements and other non-profit organization deposits totaled $5.95 million and $7.77 million at June 30, 2012 and September 30, 2011, respectively.

The contractual maturities of debt securities at June 30, 2012 are as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities as a result of the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$15	$16	$--	$--
Due after one year to five years	9	9	72	76
Due after five to ten years	30	32	--	- -
Due after ten years	3,449	3,594	3,973	4,032
Total	$3,503	$3,651	$4,045	$4,108

(5) GOODWILL
During the quarter ended June 30, 2012, the Company engaged a third party firm to perform the annual test for goodwill impairment.  The test concluded that recorded goodwill was not impaired.  No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future.

(6) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable and loans held for sale consisted of the following at June 30, 2012 and September 30, 2011 (dollars in thousands):

	June 30, 2012		September 30, 2011
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$109,624	19.5%	$114,680	20.5%
Multi-family	38,146	6.8	30,982	5.5
Commercial	258,545	45.9	246,037	43.9
Construction and land development	48,639	8.7	52,484	9.4
Land	41,273	7.3	49,236	8.8
Total mortgage loans	496,227	88.2	493,419	88.1

Consumer loans:
Home equity and second mortgage	34,080	6.1	36,008	6.4
Other	6,413	1.1	8,240	1.5
Total consumer loans	40,493	7.2	44,248	7.9

Commercial business loans	26,052	4.6	22,510	4.0

Total loans receivable	562,772	100.0%	560,177	100.0%

Less:
Undisbursed portion of construction loans in process	(12,239)		(18,265)
Deferred loan origination fees	(1,761)		(1,942)
Allowance for loan losses	(11,603)		(11,946)

Total loans receivable, net	$537,169		$528,024
_________________________
(1)    Includes loans held for sale.

Construction and Land Development Loan Portfolio Composition
The following table sets forth the composition of the Company’s construction and land development loan portfolio at June 30, 2012 and September 30, 2011 (dollars in thousands):

	June 30, 2012		September 30, 2011
	Amount	Percent	Amount	Percent
Custom and owner/builder	$27,643	56.8%	$26,205	49.9%
Speculative one- to four-family	2,122	4.4	1,919	3.7
Commercial real estate	17,920	36.8	12,863	24.5
Multi-family (including condominiums)	345	0.7	9,322	17.8
Land development	609	1.3	2,175	4.1
Total construction and land development loans	$48,639	100.0%	$52,484	100.0%

Allowance for Loan Losses
The following tables set forth information for the three and nine months ended June 30, 2012 and June 30, 2011 regarding activity in the allowance for loan losses (dollars in thousands):

	For the Three Months Ended June 30, 2012
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$931	$(10)	$92	$3	$832
Multi-family	1,288	(116)	3	3	1,172
Commercial	3,737	1,104	288	--	4,553
Construction – custom and owner / builder	267	160	--	--	427
Construction – speculative one- to four-family	171	(64)	--	--	107
Construction – commercial	861	139	622	--	378
Construction – multi-family	504	(480)	24	--	--
Construction – land development	95	(86)	9	--	--
Land	2,737	406	526	1	2,618
Consumer loans:
Home equity and second mortgage	431	91	14	14	522
Other	353	15	4	--	364
Commercial business loans	889	(259)	--	--	630
Total	$12,264	$900	$1,582	$21	$11,603

	For the Nine Months Ended June 30, 2012
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$760	$279	$211	$4	$832
Multi-family	1,076	96	3	3	1,172
Commercial	4,035	1,314	796	--	4,553
Construction – custom and owner / builder	222	205	--	--	427
Construction – speculative one- to four-family	169	(63)	--	1	107
Construction – commercial	794	206	622	--	378
Construction – multi-family	354	(780)	24	450	--
Construction – land development	79	160	239	--	--
Land	2,795	801	1,058	80	2,618
Consumer loans:
Home equity and second mortgage	460	166	118	14	522
Other	415	(27)	24	--	364
Commercial business loans	787	243	401	1	630
Total	$11,946	$2,600	$3,496	$553	$11,603

	For the Three Months Ended June 30, 2011
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$738	$250	$172	$1	$817
Multi-family	1,016	88	--	11	1,115
Commercial	4,179	(343)	--	4	3,840
Construction – custom and owner / builder	346	(92)	--	--	254
Construction – speculative one- to four-family	260	(63)	--	--	197
Construction – commercial	179	2,282	1,444	--	1,017
Construction – multi-family	263	(125)	--	--	138
Construction – land development	28	667	667	--	28
Land	3,254	790	1,147	6	2,903
Consumer loans:
Home equity and second mortgage	505	(52)	--	--	453
Other	436	(8)	--	--	428
Commercial business loans	594	6	--	--	600
Total	$11,798	$3,400	$3,430	$22	$11,790

	For the Nine Months Ended June 30, 2011
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$530	$543	$405	$149	$817
Multi-family	393	692	--	30	1,115
Commercial	3,173	609	47	105	3,840
Construction – custom and owner / builder	481	(227)	--	--	254
Construction – speculative one- to four-family	414	(177)	40	--	197
Construction – commercial	245	2,216	1,444	--	1,017
Construction – multi-family	245	(107)	--	--	138
Construction – land development	240	938	1,150	--	28
Land	3,709	709	1,560	45	2,903
Consumer loans:
Home equity and second mortgage	922	(362)	114	7	453
Other	451	5	30	2	428
Commercial business loans	461	161	22	--	600
Total	$11,264	$5,000	$4,812	$338	$11,790

The following table presents information on the loans evaluated individually for impairment and collectively evaluated for impairment in the allowance for loan losses at June 30, 2012 and September 30, 2011 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

June 30, 2012
Mortgage loans:
One- to four-family	$261	$571	$832	$4,032	$105,592	$109,624
Multi-family	784	388	1,172	6,899	31,247	38,146
Commercial	679	3,874	4,553	21,218	237,327	258,545
Construction – custom and owner / builder	19	408	427	312	18,566	18,878
Construction – speculative one- to four-family	24	83	107	700	770	1,470
Construction – commercial	--	378	378	--	15,098	15,098
Construction – multi-family	--	--	--	345	--	345
Construction – land development	--	--	--	609	--	609
Land	818	1,800	2,618	9,511	31,762	41,273
Consumer loans:
Home equity and second mortgage	105	417	522	1,078	33,002	34,080
Other	--	364	364	9	6,404	6,413
Commercial business loans	--	630	630	30	26,022	26,052
Total	$2,690	$8,913	$11,603	$44,743	$505,790	$550,533
September 30, 2011
Mortgage loans:
One- to four-family	$45	$715	$760	$3,701	$110,979	$114,680
Multi-family	632	444	1,076	5,482	25,500	30,982
Commercial	255	3,780	4,035	19,322	226,715	246,037
Construction – custom and owner / builder	11	211	222	320	16,777	17,097
Construction – speculative one- to four-family	37	132	169	700	906	1,606
Construction – commercial	738	56	794	5,435	2,479	7,914
Construction – multi-family	--	354	354	632	4,867	5,499
Construction – land development	--	79	79	1,882	221	2,103
Land	560	2,235	2,795	9,997	39,239	49,236
Consumer loans:
Home equity and second mortgage	10	450	460	1,014	34,994	36,008
Other	1	414	415	1	8,239	8,240
Commercial business loans	--	787	787	44	22,466	22,510
Total	$2,289	$9,657	$11,946	$48,530	$493,382	$541,912

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

The following table lists the loan credit risk grades utilized by the Company that serve as credit quality indicators.  Each of the credit risk loan grades include high and low factors associated with their classification that are utilized to calculate the aggregate ranges of the allowance for loan losses at June 30, 2012 and September 30, 2011 (dollars in thousands):

June 30, 2012	Loan Grades
	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$98,081	$4,025	$3,746	$3,772	$109,624
Multi-family	26,310	89	10,114	1,633	38,146
Commercial	228,330	1,472	7,530	21,213	258,545
Construction – custom and owner / builder	16,135	--	2,431	312	18,878
Construction – speculative one- to four-family	227	242	700	301	1,470
Construction – commercial	15,098	--	--	--	15,098
Construction – multi-family	--	--	--	345	345
Construction – land development	--	--	--	609	609
Land	23,714	5,738	2,281	9,540	41,273
Consumer loans:
Home equity and second mortgage	30,702	884	1,200	1,294	34,080
Other	6,359	45	--	9	6,413
Commercial business loans	22,550	2,630	117	755	26,052
Total	$467,506	$15,125	$28,119	$39,783	$550,533

September 30, 2011

Mortgage loans:
One- to four-family	$100,159	$6,131	$2,450	$5,940	$114,680
Multi-family	19,279	199	10,380	1,124	30,982
Commercial	212,898	1,042	6,320	25,777	246,037
Construction – custom and owner / builder	16,522	255	--	320	17,097
Construction – speculative one- to four-family	323	--	700	583	1,606
Construction – commercial	2,479	--	--	5,435	7,914
Construction – multi-family	4,115	--	752	632	5,499
Construction – land development	83	--	--	2,020	2,103
Land	26,825	6,604	5,084	10,723	49,236
Consumer loans:
Home equity and second mortgage	32,389	901	1,513	1,205	36,008
Other	8,179	50	--	11	8,240
Commercial business loans	19,060	20	220	3,210	22,510
Total	$442,311	$15,202	$27,419	$56,980	$541,912

The following tables present an age analysis of past due status of loans by category at June 30, 2012 and September 30, 2011 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
June 30, 2012
Mortgage loans:
One- to four-family	$ 963	$355	$ 2,123	$ --	$ 3,441	$106,183	$109,624
Multi-family	--	--	1,449	--	1,449	36,697	38,146
Commercial	6,626	412	9,099	6	16,143	242,402	258,545
Construction – custom and owner / builder	--	--	313	--	313	18,565	18,878
Construction – speculative one- to four- family	302	--	--	--	302	1,168	1,470
Construction – commercial	--	--	--	--	--	15,098	15,098
Construction – multi-family	--	--	345	--	345	--	345
Construction – land development	--	--	609	--	609	--	609
Land	531	31	9,265	229	10,056	31,217	41,273
Consumer loans:
Home equity and second mortgage	333	82	776	710	1,901	32,179	34,080
Other	--	--	9	--	9	6,404	6,413
Commercial business loans	60	16	30	--	106	25,946	26,052
Total	$ 8,815	$ 896	$ 24,018	$ 945	$ 34,674	$515,859	$550,533

September 30, 2011
Mortgage loans:
One- to four-family	$ --	$ 1,822	$ 2,150	$ --	$ 3,972	$110,708	$114,680
Multi-family	--	--	--	1,449	1,449	29,533	30,982
Commercial	--	12,723	6,571	--	19,294	226,743	246,037
Construction – custom and owner / builder	--	--	320	--	320	16,777	17,097
Construction – speculative one- to four- family	--	--	--	--	--	1,606	1,606
Construction – commercial	--	--	688	--	688	7,226	7,914
Construction – multi-family	--	752	632	--	1,384	4,115	5,499
Construction – land development	--	--	1,882	--	1,882	221	2,103
Land	1,100	2,558	8,935	29	12,622	36,614	49,236
Consumer loans:
Home equity and second mortgage	643	441	366	--	1,450	34,558	36,008
Other	9	7	1	--	17	8,223	8,240
Commercial business loans	--	14	44	276	334	22,176	22,510
Total	$ 1,752	$ 18,317	$ 21,589	$ 1,754	$ 43,412	$498,500	$541,912

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

The following table is a summary of information related to impaired loans as of June 30, 2012 and for the three and nine months ended June 30, 2012 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	QTD Average Recorded Investment (1)	YTD Average Recorded Investment (2)	QTD Interest Income Recognized (1)	YTD Interest Income Recognized (2)	QTD Cash Basis Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (2)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$ 1,081	$ 1,162	$ --	$ 1,660	$ 1,978	$ 14	$ 20	$ 14	$ 16
Multi-family	--	982	--	--	--	--	1	--	1
Commercial	13,960	14,510	--	14,510	16,235	149	519	95	343
Construction – custom and owner / builder	209	209	--	209	263	--	--	--	--
Construction – speculative one- to four-family	--	--	--	- -	--	--	--	--	--
Construction - commercial	--	2,066	--	--	--	--	14	--	14
Construction – multi-family	345	810	--	173	652	--	--	--	--
Construction – land development	609	3,571	--	689	1,446	4	12	4	12
Land	6,930	9,392	--	5,996	6,303	11	27	7	15
Consumer loans:
Home equity and second mortgage	435	547	--	443	559	--	--	--	--
Other	8	8	--	8	3	--	--	--	--
Commercial business loans	30	445	--	37	41	--	2	--	2
Subtotal	23,607	33,702	--	23,725	27,480	178	595	120	403
With an allowance recorded:
Mortgage loans:
One- to four-family	2,951	2,951	261	2,574	1,959	27	56	21	43
Multi-family	6,899	6,899	784	6,904	6,339	63	209	35	144
Commercial	7,258	7,978	679	5,294	3,672	--	24	--	3
Construction – custom and owner / builder	103	103	19	104	108	--	--	--	--
Construction – speculative one- to four-family	700	700	24	700	860	8	24	6	18
Construction – commercial	--	--	--	2,694	4,338	48	159	31	110
Construction – multi-family	--	--	--	185	74	--	--	--	--
Land	2,581	2,768	818	3,899	3,659	9	28	9	28
Consumer loans:
Home equity and second mortgage	643	643	105	643	524	5	27	4	20
Other	1	1	--	1	1	--	--	--	--
Commercial business loans	--	--	--	--	55	--	--	--	--
Subtotal	21,136	22,043	2,690	22,998	21,589	160	527	106	366
Total
Mortgage loans:
One- to four-family	4,032	4,113	261	4,234	3,937	41	76	35	59
Multi-family	6,899	7,881	784	6,904	6,339	63	210	35	145
Commercial	21,218	22,488	679	19,804	19,907	149	543	95	346
Construction – custom and owner / builder	312	312	19	313	371	--	--	--	--
Construction – speculative one- to four-family	700	700	24	700	860	8	24	6	18
Construction – commercial	--	2,066	--	2,694	4,338	48	173	31	124
Construction – multi-family	345	810	--	358	726	--	- -	--	--
Construction – land development	609	3,571	--	689	1,446	4	12	4	12
Land	9,511	12,160	818	9,895	9,962	20	55	16	43
Consumer loans:
Home equity and second mortgage	1,078	1,190	105	1,086	1,083	5	27	4	20
Other	9	9	--	9	4	--	--	--	--
Commercial business loans	30	445	--	37	96	--	2	--	2
Total	$ 44,743	$ 55,745	$ 2,690	$ 46,723	$ 49,069	$ 338	$ 1,122	$ 226	$ 769
(1)	For the three months ended June 30, 2012
(2)	For the nine months ended June 30, 2012

Following is a summary of information related to impaired loans as of and for the year ended September 30, 2011 (in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	YTD Average Recorded Investment (1)	YTD Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (1)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$2,092	$2,387	$--	$2,908	$30	$22
Multi-family	--	982	--	681	--	--
Commercial	18,137	19,279	--	14,623	1,060	573
Construction – custom and owner / builder	209	209	--	303	7	1
Construction – speculative one- to four-family	--	--	--	502	7	7
Construction – multi-family	632	1,135	--	1,287	4	4
Construction – land development	1,882	7,179	--	2,920	5	--
Land	8,198	11,533	--	7,883	69	42
Consumer loans:
Home equity and second mortgage	669	719	--	430	26	16
Other	--	--	--	13	--	--
Commercial business loans	44	65	--	44	2	2
Subtotal	31,863	43,488	--	31,594	1,210	667

With an allowance recorded:
Mortgage loans:
One- to four-family	1,609	1,609	45	768	47	38
Multi-family	5,482	5,482	632	4,798	298	222
Commercial	1,185	1,185	255	1,409	50	118
Construction – custom and owner / builder	111	111	11	45	2	2
Construction – speculative one- to four-family	700	700	37	1,042	50	37
Construction – commercial	5,435	6,879	738	3,537	273	123
Construction – multi-family	--	--	--	65	--	--
Land	1,799	1,821	560	2,946	114	83
Consumer loans:
Home equity and second mortgage	345	345	10	425	10	9
Other	1	1	1	1	--	--
Subtotal	16,667	18,133	2,289	15,036	844	632

Total
Mortgage loans:
One- to four-family	3,701	3,996	45	3,676	77	60
Multi-family	5,482	6,464	632	5,479	298	222
Commercial	19,322	20,464	255	16,032	1,110	691
Construction – custom and owner / builder	320	320	11	348	9	3
Construction – speculative one- to four-family	700	700	37	1,544	57	44
Construction – commercial	5,435	6,879	738	3,537	273	123
Construction – multi-family	632	1,135	--	1,352	4	4
Construction – land development	1,882	7,179	--	2,920	5	--
Land	9,997	13,354	560	10,829	183	125
Consumer loans:
Home equity and second mortgage	1,014	1,064	10	855	36	25
Other	1	1	1	14	--	--
Commercial business loans	44	65	--	44	2	2
Total	$48,530	$61,621	$2,289	$46,630	$2,054	$1,299
______________________________________________________________________________________________________________________
(1)	For the year ended September 30, 2011

The following table sets forth information with respect to the Company’s non-performing assets at June 30, 2012 and September 30, 2011 (dollars in thousands):

	June 30,	September 30,
	2012	2011
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family	$2,123	$2,150
Multi-family	1,449	--
Commercial	9,099	6,571
Construction – custom and owner / builder	313	320
Construction – speculative one- to four-family	--	--
Construction – commercial	--	688
Construction – multi-family	345	632
Construction – land development	609	1,882
Land	9,265	8,935
Consumer loans:
Home equity and second mortgage	776	367
Other	9	--
Commercial business	30	44
Total loans accounted for on a non-accrual basis	24,018	21,589

Accruing loans which are contractually past due 90 days or more	945	1,754

Total of non-accrual and 90 days past due loans	24,963	23,343

Non-accrual investment securities	2,484	2,796

OREO and other repossessed assets	9,997	10,811
Total non-performing assets (1)	$37,444	$36,950

Troubled debt restructured loans on accrual status (2)	$14,579	$18,166

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	4.55%	4.32%

Non-accrual and 90 days or more past due loans as a percentage of total assets	3.42%	3.16%

Non-performing assets as a percentage of total assets	5.14%	5.01%

Loans receivable (3)	$548,772	$539,970

Total assets	$729,136	$738,224

  (1)  Does not include troubled debt restructured loans on accrual status.
  (2)  Does not include troubled debt restructured loans totaling $9.32 million and $7.38 million reported as non-accrual loans at June 30, 2012 and September
         30, 2011, respectively.
  (3)  Includes loans held for sale and before the allowance for loan losses.

Troubled debt restructured loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider.  The loan terms which have been modified or restructured due to a borrower’s financial difficulty, include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals.  Troubled debt restructured loans are considered impaired loans and are individually evaluated for impairment.  Troubled debt restructured loans can be classified as either accrual or non-accrual. The Company had $23.90 million in troubled debt restructured loans included in impaired loans at June 30, 2012 and had no commitments to lend additional funds on these loans.  At June 30, 2012, $9.32 million of the $23.90 million in troubled debt restructured loans were on non-accrual status and included in non-performing loans.  The Company had $25.54 million in troubled debt restructured loans included in impaired loans at September 30, 2011 and had $144,000 in commitments to lend additional funds on these loans. At September 30, 2011, $7.38 million of the $25.54 million in troubled debt restructured loans were on non-accrual status and included in non-performing loans.

The following table sets forth information with respect to the Company’s troubled debt restructurings by portfolio segment that occurred during the nine months ended June 30, 2012 and the year ended September 30, 2011 (dollars in thousands):

Nine Months Ended June 30, 2012	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
One-to four-family	1	$373	$373	$373
Land	1	249	249	238
Total	2	$622	$622	$611

Year Ended September 30, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
One-to four-family	4	$1,543	$1,543	$1,543
Commercial	2	3,394	3,717	3,145
Construction – commercial	2	6,800	5,451	5,435
Land	2	535	535	526
Home equity	2	303	303	303
Total	12	$12,575	$11,549	$10,952

There was one commercial real estate troubled debt restructured loan with a balance of $919,000 and one land troubled debt restructured loan with a balance of $147,000 that were modified during the year ended September 30, 2011 and subsequently defaulted.  There were no troubled debt restructured loans that were recorded in the twelve months prior to June 30, 2012 that have subsequently defaulted.

(7) NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period.  Dilutive net loss per common share is the same as basic net loss per common share due to the anti-dilutive effect of common stock equivalents.  Common stock equivalents arise from the assumed conversion of outstanding stock options and the outstanding warrant to purchase common stock.  In accordance with the Financial Accounting Standards Board (“FASB”) guidance for stock compensation, shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted net income per common share.  At June 30, 2012 and 2011, there were 264,520 and 299,786 shares, respectively, that had not been allocated under the Bank’s ESOP.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except for share and per share data)
Basic net income (loss) per common share computation
Numerator – net income (loss)	$1,348	$(1,280)	$3,438	$1,162
Preferred stock dividends	(208)	(208)	(624)	(624)
Preferred stock discount accretion	(61)	(57)	(179)	(168)
Net income (loss) to common shareholders	$1,079	$(1,545)	$2,635	$370

Denominator – weighted average common shares outstanding	6,780,516	6,745,250	6,780,516	6,745,250

Basic net income (loss) per common share	$0.16	$(0.23)	$0.39	$0.05

Diluted net income (loss) per common share computation
Numerator – net income (loss)	$1,348	$(1,280)	$3,438	$1,162
Preferred stock dividend	(208)	(208)	(624)	(624)
Preferred stock discount accretion	(61)	(57)	(179)	(168)
Net income (loss) to common shareholders	$1,079	$(1,545)	$2,635	$370

Denominator – weighted average common shares outstanding	6,780,516	6,745,250	6,780,516	6,745,250
Effect of dilutive stock options (1)(2)	--	--	--	237
Effect of dilutive stock warrant (3)	--	--	--	--
Weighted average common shares and common stock equivalents	6,780,516	6,745,250	6,780,516	6,745,487

Diluted net income (loss) per common share	$0.16	$(0.23)	$0.39	$0.05
____________________________________________
(1) For the three months and nine months ended June 30, 2012, options to purchase 110,726 and 133,652 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because the options’ exercise prices were greater than the average market price of the common stock, and, therefore, their effect would have been anti-dilutive. For the three months and nine months ended June 30, 2011, options to purchase 140,545 and 168,186 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because the options’ exercise prices were greater than the average market price of the common stock, and, therefore, their effect would have been anti-dilutive
(2) For the three months ended June 30, 2011, the dilutive effect of dilutive stock options was computed to be 710 shares.  However, the dilutive effect of these stock options has been excluded from the diluted net income (loss) per common share for the three months ended June 30, 2011 because the Company reported a net loss for the period, and, therefore, their effect would have been anti-dilutive.
(3) For the three and nine months ended June 30, 2012 and June 30, 2011, a warrant to purchase 370,899 shares of common stock was outstanding but not included in the computation of diluted net income (loss) per common share because the warrant’s exercise price was greater than the average market price of the common stock, and, therefore, its effect would have been anti-dilutive.

(8) STOCK PLANS AND STOCK BASED COMPENSATION

Stock Option Plans
Under the Company’s stock option plans (the 1999 Stock Option Plan and the 2003 Stock Option Plan), the Company was able to grant options for up to a combined total of 1,622,500 shares of common stock to employees, officers and directors.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant.  Generally, options vest in 20% annual installments on each of the five anniversaries from the date of the grant.  At June 30, 2012, options for 219,938 shares are available for future grant under the 2003 Stock Option Plan and no shares are available for future grant under the 1999 Stock Option Plan.

Activity under the plans for the nine months ended June 30, 2012 and 2011 is as follows:

	Nine Months Ended June 30, 2012		Nine Months Ended June 30, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	137,726	$9.25	194,864	$8.71
Granted	33,500	4.01	--	--
Forfeited	(6,200)	6.06	(57,138)	7.42
Options outstanding, end of period	165,026	$8.30	137,726	$9.25

Options exercisable, end of period	119,326	$9.89	117,326	$10.06

The aggregate intrinsic value of options outstanding at June 30, 2012 was $45,000.

At June 30, 2012, there were 45,700 unvested options with an aggregate grant date fair value of $68,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at June 30, 2012 was $40,000.  There were 5,000 options with an aggregate grant date fair value of $6,000 that vested during the nine months ended June 30, 2012.

At June 30, 2011, there were 20,400 unvested options with an aggregate grant date fair value of $26,000, all of which the Company assumes will vest. There were 5,200 options with an aggregate grant date fair value of $7,000 that vested during the nine months ended June 30, 2011.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.  The risk-free interest rate is based on the U.S. Treasury rate of a similar term as the stock option at the particular grant date.  The expected life is based on historical data, vesting terms and estimated exercise dates.  The expected dividend yield is based on the most recent quarterly dividend on an annualized basis in effect at the time the options were granted.  The expected volatility is based on historical volatility of the Company’s stock price.  There were 33,500 options granted during the nine months ended June 30, 2012 with an aggregate grant date fair value of $52,000.  There were no options granted during the nine months ended June 30, 2011.

The Black-Scholes option pricing model was used in estimating the fair value of option grants.  The weighted average assumptions used for options granted during the nine months ended June 30, 2012 were:

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

There were no MRDP shares granted to officers or directors during the nine months ended June 30, 2012 and 2011.

At June 30, 2012, there were a total of 11,561 unvested MRDP shares with an aggregated grant date fair value of $104,000.  There were 10,831 MRDP shares that vested during the nine months ended June 30, 2012 with an aggregated grant date fair value of $130,000.  There were 100 MRDP shares forfeited during the nine months ended June 30, 2012 with a grant date fair value of $1,000.  At June 30, 2012, there were no shares available for future awards under the MRDP.

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

Expenses for Stock Compensation Plans
Compensation expenses for all stock-based plans were as follows:

	Nine Months Ended June 30,
	2012		2011
	(Dollars in thousands)
	Stock Options	Stock Grants	Stock Options	Stock Grants
Compensation expense recognized in income	$11	$85	$5	$129
Related tax benefit recognized	4	29	2	44

As of June 30, 2012, the compensation expense yet to be recognized for stock-based awards that have been awarded but not vested for the years ending September 30 is as follows (dollars in thousands):

	Stock Options	Stock Grants	Total Awards
Remainder of 2012	$5	$20	$25
2013	17	38	55
2014	17	2	19
2015	11	--	11
2016	10	--	10
2017	2	--	2
Total	$62	$60	$122

 (9) FAIR VALUE MEASUREMENTS
GAAP requires disclosure of estimated fair values for financial instruments.  Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of June 30, 2012 and September 30, 2011.  Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

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

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a recurring basis at June 30, 2012 (dollars in thousands):

	Estimated Fair Value
	Level 1		Level 2	Level 3		Total
Available for Sale Securities
MBS:
U.S. government agencies	$	- -	$3,140	$	- -	$3,140
Private label residential		- -	968		- -	968
Mutual funds		1,005	--		- -	1,005
Total		$1,005	$4,108	$	- -	$5,113

There were no transfers between Level 1 and Level 2 during the nine months ended June 30, 2012.

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a recurring basis at September 30, 2011 (dollars in thousands):

	Estimated Fair Value
	Level 1		Level 2	Level 3		Total
Available for Sale Securities
MBS:
U.S. government agencies	$	- -	$4,583	$	- -	$4,583
Private label residential		- -	1,134		- -	1,134
Mutual funds		1,000	- -		- -	1,000
Total		$1,000	$5,717	$	- -	$6,717

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

The Company uses the following methods and significant assumptions to estimate fair value on a nonrecurring basis:

Impaired Loans: A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The specific reserve for collateral dependent impaired loans was based on the estimated fair value of the collateral less estimated costs to sell.  The estimated fair value of collateral was determined based primarily on appraisals.  In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

MBS and Other Investments Held to Maturity: The estimated fair value of MBS and other investments are based upon the assumptions market participants would use in pricing the security.  Such assumptions include quoted market prices (Level 1), market prices of similar securities or observable inputs (Level 2) and unobservable inputs such as dealer quotes, discounted cash flows or similar techniques (Level 3).

OREO and Other Repossessed Assets, net:  The Company’s OREO and other repossessed assets are initially recorded at estimated fair value less estimated costs to sell.  This amount becomes the property’s new basis.  Estimated fair value was generally determined by management based on a number of factors, including third-party appraisals of estimated fair value in an orderly sale.  Estimated costs to sell were based on standard market factors.  The valuation of OREO and other repossessed items is subject to significant external and internal judgment.

MSRs: The fair value of the MSRs was determined using a third-party model, which incorporates the expected life of the loans, estimated cost to service the loans, servicing fees received and other factors.  The estimated fair value is calculated by stratifying the mortgage servicing rights based on the predominant risk characteristics that include the underlying loan’s interest rate, cash flows of the loan, origination date and term.

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at June 30, 2012, and the total losses resulting from these estimated fair value adjustments for the nine months ended June 30, 2012 (dollars in thousands):

	Estimated Fair Value
	Level 1		Level 2		Level 3	Total Losses
Impaired loans:
Mortgage Loans;
One-to four-family	$	- -	$	- -	$2,951	$233
Multi-family		- -		- -	6,899	- -
Commercial		- -		- -	7,258	669
Construction – custom and owner / builder		- -		- -	103	- -
Construction – speculative one-to four-family		- -		- -	700	40
Land		- -		- -	2,581	413
Consumer loans:
Home equity and second mortgage		- -		- -	643	114
Other		- -		- -	1	- -
Total impaired loans (1)		- -		- -	21,136	1,469

MBS – held to maturity (2):
Private label residential		- -	193	- -	147
OREO and other repossessed items (3)		- -	- -	9,997	1,136
MSRs (4)		- -	- -	2,150	- -
Total	$	- -	$193	$33,283	$2,752
_______________________
(1)	The loss represents charge offs on collateral dependent loans for estimated fair value adjustment based on the estimated fair value of the collateral.
(2)	The loss represents OTTI credit-related charges on held-to-maturity MBS.
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

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a non-recurring basis at September 30, 2011 and the total losses resulting from these estimated fair value adjustments for the year ended September 30, 2011 (dollars in thousands):
	Estimated Fair Value
	Level 1		Level 2		Level 3	Total Losses
Impaired loans:
Mortgage Loans;
One-to four-family	$	- -	$	- -	$1,609	$543
Multi-family		- -		- -	5,482	- -
Commercial		- -		- -	1,185	47
Construction – custom and owner / builder		- -		- -	111	48
Construction – speculative one-to four-family		- -		- -	700	103
Construction – commercial		- -		- -	5,435	1,444
Land		- -		- -	1,799	1,704
Consumer loans:
Home equity and second mortgage		- -		- -	345	150
Other		- -		- -	1	30
Total impaired loans		- -		- -	16,667	4,069

MBS – held to maturity (2):
Private label residential		- -		211	- -	421
OREO and other repossessed items (3)		- -		- -	10,811	1,305
MSRs (4)		- -		- -	2,108	- -
Total	$	- -		$211	$29,586	$5,795
_______________________
(1)	The loss represents charge offs on collateral dependent loans for estimated fair value adjustment based on the estimated fair value of the collateral.
(2)	The loss represents OTTI credit-related charges on held-to-maturity MBS.
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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the date indicated (dollars in thousands):

	June 30, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range

Impaired loans	$21,136	Market approach	Appraised value less selling costs	NA

Other real estate owned	$9,997	Market approach	Lower of appraised value or listing price less selling costs	NA

MSRs	$2,150	Discounted cashflows	Discount rate Prepayment Speeds	10.08% - 12.50% 279 to 559

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.  As a result, the estimated fair value of the Company’s financial instruments will change when interest rate levels change, and that change may either be favorable or unfavorable to the Company.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to appropriately manage interest rate risk.  However, borrowers with fixed interest rate obligations are less likely to prepay in a rising interest rate environment and more likely to prepay in a falling interest rate environment.  Conversely, depositors who are receiving fixed interest rates are more likely to withdraw funds before maturity in a rising interest rate environment and less likely to do so in a falling interest rate environment.  Management monitors interest rates and maturities of assets and liabilities, and attempts to manage interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

The following methods and assumptions were used by the Company in estimate fair value of its other financial instruments:

Cash and Cash Equivalents:  The estimated fair value of financial instruments that are short-term or re-price frequently and that have little or no risk are considered to have an estimated fair value equal to the recorded value.

CDs Held for Investment:  The estimated fair value of financial instruments that are short-term or re-price frequently and that have little or no risk are considered to have an estimated fair value equal to the recorded value.

FHLB Stock:  FHLB stock is not publicly traded and it is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Loans Receivable, Net: At June 30, 2012 and September 30, 2011, because of illiquid market for loan sales, loans were priced using comparable market statistics.  The loan portfolio was segregated into various categories and a weighted average valuation discount that approximated similar loan sales was applied to each category.

Loans Held for Sale:  The estimated fair value is based on quoted market prices obtained from the Federal Home Loan Mortgage Corporation.

Accrued Interest:  The recorded amount of accrued interest approximates the estimated fair value.

Deposits:  The estimated fair value of deposits with no stated maturity date is included at the amount payable on demand.  The estimated fair value of fixed maturity certificates of deposit is computed by discounting future cash flows using the rates currently offered by the Bank for deposits of similar remaining maturities.

FHLB Advances:  The estimated fair value of FHLB advances is computed by discounting the future cash flows of the borrowings at a rate which approximates the current offering rate of the borrowings with a comparable remaining life.

Repurchase Agreements:  The recorded value of repurchase agreements approximates the estimated fair value due to the short-term nature of the borrowings.

Off-Balance-Sheet Instruments:  Since the majority of the Company’s off-balance-sheet instruments consist of variable-rate commitments, the Company has determined that they do not have a distinguishable estimated fair value

The estimated fair values of financial instruments were as follows as of June 30, 2012 and September 30, 2011 (dollars in thousands):

	June 30, 2012
		Fair Value Measurements Using:
	Recorded Amount	Total	Level 1	Level 2		Level 3
Financial Assets

Cash and cash equivalents	$92,988	$92,988	$92,988	$	- -	$	- -
CDs held for investment	22,781	22,781	22,781		- -		- -
MBS and other investments	8,616	8,764	1,035		7,729		- -
FHLB stock	5,705	N/A	N/A		- -		- -
Loans receivable, net	533,105	491,809	- -		- -		491,809
Loans held for sale	4,064	4,194	4,194		- -		- -
Accrued interest receivable	2,161	2,161	2,161		- -		- -

Financial Liabilities
Deposits:
Non-interest bearing demand	$70,004	$70,004	$70,004	$	- -	$	- -
Interest-bearing	520,362	522,501	311,888		- -		210,613
Total deposits	590,366	592,505	381,892		- -		210,613
FHLB advances	45,000	50,624	- -		50,624		- -
Repurchase agreements	826	826	826		- -		- -
Accrued interest payable	429	467	467		- -		- -

	September 30, 2011
	Recorded Amount	Estimated Fair Value
Financial Assets
Cash and cash equivalents	$112,065	$112,065
CDs held for investment	18,659	18,659
MBS and other investments	10,862	10,946
FHLB stock	5,705	N/A
Loans receivable, net	523,980	490,322
Loans held for sale	4,044	4,185
Accrued interest receivable	2,411	2,411

Financial Liabilities
Deposits	$592,678	$595,331
FHLB advances – long term	55,000	61,009
Repurchase agreements	729	729
Accrued interest payable	545	545

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three and nine months ended June 30, 2012.  This analysis as well as other sections of this report contains certain “forward-looking statements.”

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

changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our reports filed with the Securities and Exchange Commission, including our 2011 Form 10-K.

Any of the forward-looking statements that we make in this Form 10-Q and in the other public statements we make are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to publicly update or revise any forward-looking statements included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  We caution readers not to place undue reliance on any forward-looking statements.  These risks could cause our actual results for 2012 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of us, and could negatively affect the Company’s financial condition and results of operations as well as its stock price performance.

Overview
Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank.  The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 22 branches (including its main office in Hoquiam).  At June 30, 2012, the Company had total assets of $729.14 million and total shareholders’ equity of $89.28 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report relates primarily to the Bank’s operations.

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

Net income is also affected by non-interest income and non-interest expenses.  For the three and nine month periods ended June 30, 2012, non-interest income consisted primarily of service charges on deposit accounts, gain on sale of loans, ATM transaction fees, an increase in the cash surrender value of life insurance and other operating income. Non-interest income is increased by valuation recoveries on MSRs and reduced by valuation allowances on MSRs.  Non-interest income is reduced by net OTTI losses on MBS and other investments.  Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM expenses, OREO expenses, postage and courier expenses, professional fees, deposit insurance premiums, other insurance premiums, state and local taxes, loan administration and foreclosure expenses, deposit operation expenses and data processing expenses and telecommunication expenses.  Non-interest income and non-interest expenses are affected by the growth of our operations and growth in the number of loan and deposit accounts.

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

Critical Accounting Policies and Estimates
The Company has identified several accounting policies that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s Condensed Consolidated Financial Statements. Critical accounting policies and estimates are discussed in the Company’s 2011 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Estimates.” That discussion highlights estimates the Company makes that involve uncertainty or potential for substantial change. There have not been any material changes in the Company’s critical accounting policies and estimates as compared to the disclosure contained in the Company’s 2011 Form 10-K.

Comparison of Financial Condition at June 30, 2012 and September 30, 2011
The Company’s total assets decreased by $9.09 million, or 1.2%, to $729.14 million at June 30, 2012 from $738.22 million at September 30, 2011.  The decrease in total assets was primarily due to a decrease in cash and cash equivalents, which were used to increase CDs held for investment, fund new loans and repay FHLB advances.

Net loans receivable increased by $9.15 million, or 1.7%, to $537.17 million at June 30, 2012 from $528.02 million at September 30, 2011.  The increase was primarily due to an increase in commercial real estate loan balances, multi-family loan balances, commercial real estate construction loan balances, commercial business loan balances and custom and owner/builder construction loan balances.  These increases were partially offset by decreases in multi-family construction loan balances, land loan balances, one-to four-family loan balances, consumer loan balances and land development loan balances.

Total deposits decreased by $2.31 million, or 0.4%, to $590.37 million at June 30, 2012 from $592.68 million at September 30, 2011, primarily as a result of decreases in certificates of deposit account balances and N.O.W. checking account balances.  These decreases were partially offset by increases in money market account balances, non-interest bearing account balances and savings account balances.

Shareholders’ equity increased by $3.07 million, or 3.6%, to $89.28 million at June 30, 2012 from $86.21 million at September 30, 2011.  The increase in shareholders’ equity was primarily a result of net income for the nine months ended June 30, 2012.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment decreased by $14.96 million or 11.4%, to $115.77 million at June 30, 2012 from $130.72 million at September 30, 2011.  The decrease was primarily due to a $19.08 million decrease in cash and cash equivalents, which was partially offset by a $4.12 million increase in CDs held for investment.

MBS (Mortgage-backed Securities) and Other Investments:  MBS and other investments decreased by $2.25 million, or 20.7%, to $8.62 million at June 30, 2012 from $10.86 million at September 30, 2011.  The decrease was primarily a result of scheduled amortization and prepayments on MBS, the sale of a $722,000 U.S. government agency MBS and OTTI charges recorded on private label residential MBS. For additional information on MBS and other investments, see Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Loans: Net loans receivable increased by $9.15 million, or 1.7%, to $537.17 million at June 30, 2012 from $528.02 million at September 30, 2011.  The increase in the portfolio was primarily a result of a $12.51 million increase in commercial real estate loan balances, a $7.16 million increase in multi-family loan balances, a $5.06 million increase in commercial real estate construction loan balances, a $3.54 million increase in commercial business loan balances and a $1.44 million increase in custom and owner/builder construction loan balances.  These increases to net loans receivable were partially offset by an $8.98 million decrease in multi-family construction loan balances, a $7.96 million decrease in land loan balances, a $5.06 million decrease in one-to four-family loan balances, a $3.76 million decrease in consumer loan balances and a $1.57 million decrease in land development loan balances.  Also impacting the net loans receivable was a $6.03 million decrease in the undisbursed portion of construction loans in process.

Loan originations increased to $165.61 million for the nine months ended June 30, 2012 from $123.20 million for the nine months ended June 30, 2011.  The increase in loan originations was primarily due to increased demand for commercial real estate loans and increased refinance activity for single family home loans.  The Company continued to sell longer-term fixed rate loans for asset liability management purposes and to generate non-interest income.  The Company sold fixed rate one- to four-family mortgage loans totaling $68.03 million for the nine months ended June 30, 2012 compared to $46.43 million for the nine months ended June 30, 2011.

For additional information, see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment increased by $330,000, or 1.9%, to $17.72 million at June 30, 2012 from $17.39 million at September 30, 2011.  The increase was primarily due to the remodeling of a vacant branch office building into office space for administrative personnel.

OREO (Other Real Estate Owned): OREO and other repossessed assets decreased by $814,000, or 7.5%, to $10.00 million at June 30, 2012 from $10.81 million at September 30, 2011, primarily due to the sale of OREO properties.  During the nine months ended June 30, 2012, 32 OREO properties and other repossessed assets totaling $4.91 million were sold.

Goodwill and CDI:  The recorded value of goodwill of $5.65 million at June 30, 2012 was unchanged from September 30, 2011.  The amortized value of the CDI decreased $111,000, or 28.0%, to $286,000 at June 30, 2012 from $397,000 at September 30, 2011.  The decrease was attributable to scheduled amortization of the CDI.

Prepaid FDIC Insurance Assessment:  The prepaid FDIC insurance assessment decreased $688,000, or 32.7%, to $1.42 million at June 30, 2012 from $2.10 million at September 30, 2011 as a portion of the prepaid amount was expensed.

Deposits: Deposits decreased by $2.31 million, or 0.4%, to $590.37 million at June 30, 2012 from $592.68 million at September 30, 2011.  The decrease was primarily a result of a $19.75 million decrease in certificates of deposit account balances to $208.47 million and a $5.48 million decrease in N.O.W. checking account balances to $149.82 million at June 30, 2012.  These decreases were partially offset by a $12.83 million increase in money market account balances to $73.86 million, a $5.51 million increase in non-interest bearing account balances to $70.00 million and a $4.57 million increase in savings account balances to $88.21 million at June 30, 2012.  The Company had no brokered deposits at June 30, 2012 or September 30, 2011.

FHLB Advances: The Company has short- and long-term borrowing lines with the FHLB of Seattle with total credit available on the lines equal to 30% of the Bank’s total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. At June 30, 2012 FHLB advances and other borrowings consisted of long-term FHLB advances with scheduled maturities at various dates in 2017 and bear interest at rates ranging from 3.69% to 4.34%. A portion of these advances may be called by the FHLB at a date earlier than the scheduled maturity date. The weighted average interest rate on FHLB borrowings at June 30, 2012 was 4.10%. FHLB advances decreased by $10.00 million, or 18.2%, to $45.00 million at June 30, 2012 from $55.00 million at September 30, 2011, as the Bank used a portion of its liquid assets to repay maturing FHLB advances.

Shareholders’ Equity:  Total shareholders’ equity increased by $3.07 million, or 3.6%, to $89.28 million at June 30, 2012 from $86.21 million at September 30, 2011.  The increase was primarily due to net income of $3.44 million for the nine months ended June 30, 2012.

The FRB has denied the Company’s requests to pay all quarterly cash dividends on its outstanding Series A Preferred Stock held by the Treasury.  The Company did, however, receive approval from the FRB during the quarter ended June 30, 2012 to pay $1.00 million in dividends and interest accrued on missed dividend payments.  Cash dividends on the Series A Preferred Stock are cumulative and accrue and compound on each subsequent date.  Accordingly, during the deferral period, the Company will continue to accrue, and reflect in the consolidated financial statements, the deferred dividends on the outstanding Series A Preferred Stock.  As a result of not receiving permission from the FRB to pay all dividends, the Company had not made five quarterly dividend payments (four full payments and one partial payment) as of June 30, 2012.  At June 30, 2012, the Company has accrued preferred stock dividends in arrears of $900,000.  The Company applied to the FRB for permission to pay the remaining accrued dividends, the interest accrued on the unpaid dividends and the dividend payment due on August 15, 2012.  The Company is currently waiting for a response from the FRB.

Comparison of Operating Results for the Three and Nine Months Ended June 30, 2012 and 2011
The Company reported net income of $1.35 million for the quarter ended June 30, 2012 compared to a net loss of $(1.28) million for the quarter ended June 30, 2011.  Net income to common shareholders after adjusting for the preferred stock dividend and the preferred stock discount accretion was $1.08 million for the quarter ended June 30, 2012 compared to a net loss of $(1.55 million) for the quarter ended June 30, 2011.  The increase in earnings for the quarter was primarily a result of a decreased provision for loan losses, decreased non-interest expense, increased non-interest income and increased net interest income.  Net income per diluted common share was $0.16 for the quarter ended June 30, 2012 compared to a net loss per diluted common share of $(0.23) for the quarter ended June 30, 2011.

The Company reported net income of $3.44 million for the nine months ended June 30, 2012 compared to net income of $1.16 million for the nine months ended June 30, 2011.  Net income to common shareholders after adjusting for the preferred stock dividends and the preferred stock discount accretion was $2.64 million for the nine months ended June 30, 2012 compared to net income of $370,000 for the nine months ended June 30, 2011.  The increase in earnings for the nine months ended June 30, 2012 was primarily a result of a decreased provision for loan losses, decreased non-interest expense, increased non-interest income and increased net interest income.  Net income per diluted common share was $0.39 for the nine months ended June 30, 2012 compared to net income per diluted common share of $0.05 for the nine months ended June 30, 2011.

A more detailed explanation of the income statement categories is presented below.

Net Income: Net income for the quarter ended June 30, 2012 increased by $2.63 million to $1.35 million from a net loss of $(1.28 million) for the quarter ended June 30, 2011.  Net income to common shareholders after adjusting for preferred stock dividend of $208,000 and preferred stock discount accretion of $61,000 was $1.08 million, or $0.16 per diluted common share for the quarter ended June 30, 2012, compared to a loss of $(1.55 million), or $(0.23) per diluted common share for the quarter ended June 30, 2011.

The increase in net income for the quarter ended June 30, 2012 was primarily the result of a $2.50 million decrease in provision for loan losses, a $685,000 decrease in non-interest expense, a $580,000 increase in non-interest income and a $216,000 increase in net interest income.  These increases to net income were partially offset by a $1.35 million increase in the provision for federal and state income taxes.

Net income for the nine months ended June 30, 2012 increased by $2.28 million, or 195.9%, to $3.44 million from the net income of $1.16 million for the nine months ended June 30, 2011.  Net income to common shareholders after adjusting for preferred stock dividends of $624,000 and preferred stock discount accretion of $179,000 was $2.64 million, or $0.39 per diluted common share for the nine months ended June 30, 2012, compared to $370,000, or $0.05 per diluted common share for the nine months ended June 30, 2011.

The increase in net income for nine months ended June 30, 2012 was primarily the result of a $2.40 million decrease in provision for loan losses, a $458,000 increase in non-interest income, a $445,000 decrease in non-interest expense and a $107,000 increase in net interest income.  The increases to net income were partially offset by a $1.13 million increase in the provision for federal and state income taxes.

Net Interest Income: Net interest income increased by $216,000, or 3.4%, to $6.63 million for the quarter ended June 30, 2012 from $6.41 million for the quarter ended June 30, 2011.  The increase in net interest income was primarily attributable to an increase of 0.20% in the net interest margin, which was partially offset by a decrease of $12.81 million in average total interest-bearing assets.

Total interest and dividend income decreased by $412,000 or 4.9%, to $8.02 million for the quarter ended June 30, 2012 from $8.43 million for the quarter ended June 30, 2011 as the yield on interest bearing assets decreased to 4.79% from 4.94% for the same period last year.  The decrease in the weighted average yield on interest bearing assets was primarily a result of decreased market rates for loans. Total interest expense decreased by $628,000, or 31.1%, to $1.39 million for the quarter ended June 30, 2012 from $2.02 million for the quarter ended June 30, 2011 as the average rate paid on interest bearing liabilities decreased to 0.98% for the quarter ended June 30, 2012 from 1.37% for the quarter ended June 30, 2011.  The decrease in funding costs was primarily a result of a decrease in overall market rates and a change in the composition of the funding base as the percentage of certificates of deposit account balances and FHLB advances decreased. The net interest margin increased to 3.96% for the quarter ended June 30, 2012 from 3.76% for the quarter ended June 30, 2011.

Net interest income increased by $107,000, or 0.6%, to $19.20 million for the nine months ended June 30, 2012 from $19.10 million for the nine months ended June 30, 2011.  The increase in net interest income was primarily attributable to an increase of 0.02% in the net interest margin and an increase of $277,000 in average total interest-bearing assets.

Total interest and dividend income decreased by $1.88 million or 7.3%, to $23.86 million for the nine months ended June 30, 2012 from $25.74 million for the nine months ended June 30, 2011 as the yield on interest bearing assets for the same respective periods decreased to 4.73% from 5.10%.  The decrease in the weighted average yield on interest bearing assets was primarily a result of decreased market rates for loans.  Total interest expense decreased by $1.99 million, or 29.9%, to $4.65 million for the nine months ended June 30, 2012 from $6.64 million for the nine months ended June 30, 2011 as the average rate paid on interest bearing liabilities decreased to 1.08% for the nine months ended June 30, 2012 from 1.52% for the nine months ended June 30, 2011. The decrease in funding costs was primarily a result of a decrease in overall market rates and a change in the composition of the funding base as the percentage of certificates of deposit account balances and FHLB advances decreased. The net interest margin increased to 3.80% for the nine months ended June 30, 2012 from 3.78% for the nine months ended June 30, 2011.

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

	Three Months Ended June 30,
	2012			2011
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Interest-bearing assets: (1)
Loans receivable (2)	$548,450	$7,842	5.72%	$537,858	$8,192	6.09%
MBS and other investments (2)	7,824	89	4.55	11,256	141	5.01
FHLB stock and equity securities	6,706	6	0.36	6,676	8	0.48
Interest-bearing deposits	106,735	82	0.31	126,739	90	0.28
Total interest-bearing assets	669,715	8,019	4.79	682,529	8,431	4.94
Non-interest-bearing assets	63,528			60,678
Total assets	$733,243			$743,207

Interest-bearing liabilities:
Savings accounts	$88,696	54	0.24	$76,411	107	0.56
Money market accounts	71,122	81	0.46	57,984	94	0.65
N.O.W. accounts	151,578	150	0.40	158,905	340	0.86
Certificates of deposit	212,854	640	1.21	242,573	922	1.52
Short-term borrowings	818	-	0.05	509	-	0.05
Long-term borrowings (3)	45,000	466	4.15	55,000	556	4.05
Total interest-bearing liabilities	570,068	1,391	0.98	591,382	2,019	1.37
Non-interest-bearing liabilities	74,640			64,028
Total liabilities	644,708			655,410
Shareholders' equity	88,535			87,797
Total liabilities and
shareholders' equity	$733,243			$743,207

Net interest income		$6,628			$6,412

Interest rate spread			3.81%			3.57%
Net interest margin (4)			3.96%			3.76%
Ratio of average interest-bearing assets to average interest-bearing liabilities			117.48%			115 .41%

(1)	Interest yield on loans and MBS is calculated assuming a 30/360 basis; interest yield on all other categories is based on daily interest basis.
(2)	Average balances include loans and MBS on non-accrual status.
(3)	Includes FHLB advances with original maturities of one year or greater.
(4)	Net interest income divided by total average interest bearing assets, annualized.

	Nine Months Ended June 30,
	2012			2011
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Interest-bearing assets: (1)
Loans receivable (2)	$542,378	$23,254	5.72%	$537,782	$24,966	6.19%
MBS and other investments (2)	8,825	323	4.88	12,056	486	5.37
FHLB stock and equity securities	6,704	26	0.52	6,677	23	0.46
Interest-bearing deposits	115,142	252	0.29	116,257	260	0.30
Total interest-bearing assets	673,049	23,855	4.73	672,772	25,735	5.10
Non-interest-bearing assets	61,089			59,269
Total assets	$734,138			$732,041

Interest-bearing liabilities:
Savings accounts	$86,664	214	0.33	$71,723	355	0.66
Money market accounts	67,655	263	0.52	57,919	342	0.79
N.O.W. accounts	153,829	516	0.45	157,397	1,140	0.97
Certificates of deposit	218,535	2,135	1.30	242,697	2,968	1.64
Short-term borrowings	671	-	0.05	514	-	0.05
Long-term borrowings (3)	48,467	1,525	4.19	55,000	1,835	4.46
Total interest-bearing liabilities	575,821	4,653	1.08	585,250	6,640	1.52
Non-interest-bearing liabilities	70,769			60,105
Total liabilities	646,590			645,355
Shareholders' equity	87,548			86,686
Total liabilities and
shareholders' equity	$734,138			$732,041

Net interest income		$19,202			$19,095

Interest rate spread			3.65%			3.58%
Net interest margin (4)			3.80%			3.78%
Ratio of average interest-bearing assets to average interest-bearing liabilities			116.89%			114.95%

(1)	Interest yield on loans and MBS is calculated assuming a 30/360 basis; interest yield on all other categories is based on daily interest basis.
(2)	Average balances include loans and MBS on non-accrual status.
(3)	Includes FHLB advances with original maturities of one year or greater.
(4)	Net interest income divided by total average interest bearing assets, annualized.

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

	Three months ended June 30, 2012 compared to three months ended June 30, 2011 increase (decrease) due to			Nine months ended June 30, 2012 compared to nine months ended June 30, 2011 increase (decrease) due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-bearing assets:
Loans receivable (1)	$(509)	$159	$(350)	$(1,668)	$(44)	$(1,712)
MBS and other
investments	(12)	(40)	(52)	(42)	(121)	(163)
FHLB stock and equity
securities	(2)	--	(2)	3	--	3
Interest-bearing deposits	7	(15)	(8)	(6)	(2)	(8)
Total net (decrease) increase in
income on interest-earning assets	(516)	104	(412)	(1,713)	(167)	(1,880)

Interest-bearing liabilities:
Savings accounts	(69)	16	(53)	(134)	(7)	(141)
N.O.W accounts	(175)	(15)	(190)	(599)	(25)	(624)
Money market accounts	(31)	18	(13)	(79)	-	(79)
CD accounts	(178)	(104)	(282)	(557)	(276)	(833)
Short-term borrowings	--	--	--	--	--	--
Long-term borrowings	13	(103)	(90)	(100)	(210)	(310)

Total net decrease in expense
on interest-bearing
liabilities	(440)	(188)	(628)	(1,469)	(518)	(1,987)

Net increase (decrease)
in net interest income	$(76)	$292	$216	$(244)	$351	$107

(1) Excludes interest on non-accrual loans.  Includes loans originated for sale.

Provision for Loan Losses:  The provision for loan losses decreased $2.50 million, or 73.5%, to $900,000 for the quarter ended June 30, 2012 from $3.40 million for the quarter ended June 30, 2011.  Net charge-offs for the quarter ended June 30, 2012 were $1.56 million compared to $3.41 million for the quarter ended June 30, 2011.

The provision for loan losses decreased $2.40 million, or 48.0% to $2.60 million for the nine months ended June 30, 2012 from $5.00 million for the nine months ended June 30, 2011.  Net charge-offs for the nine months ended June 30, 2012 were $2.94 million compared to $4.47 million for the nine months ended June 30, 2011.

The decrease in the provision for loan losses during the quarter and nine months ended June 30, 2012 was primarily due to decreased net charge-offs and a change in the composition of the loan portfolio as the level of higher risk loan categories

(construction and land development loans and land loans) decreased $28.34 million to $89.91 million at June 30, 2012 from $118.26 million at June 30, 2011.

The Company has established a comprehensive methodology for determining the provision for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  The factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses.  Based on its comprehensive analysis, management believes the allowance for loan losses of $11.60 million at June 30, 2012 (2.11% of loans receivable and loans held for sale and 46.5% of non-performing loans) was adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.  Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan.  The aggregate principal impairment reserve amount determined at June 30, 2012 was $2.69 million.  The allowance for loan losses was $11.79 million (2.21% of loans receivable and loans held for sale and 44.6% of non-performing loans) at June 30, 2011.

While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company’s consolidated financial condition and results of operations.  In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their analysis of information available to them at the time of their examination. Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations.  For additional information, see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Non-interest Income: Total non-interest income increased $580,000, or 32.9%, to $2.34 million for the quarter ended June 30, 2012 from $1.76 million for the quarter ended June 30, 2011.  The increase was primarily a result of a $320,000 increase in gain on sale of loans, a $128,000 decrease in net OTTI on MBS and other investments, a $55,000 reduction in the valuation allowance on MSRs and a $49,000 increase in ATM and debit card interchange transaction fees.  The increase in gain on sale of loans was primarily a result of an increased volume of fixed rate one-to four-family loans sold during quarter ended June 30, 2012.

Total non-interest income increased $458,000, or 6.7%, to $7.28 million for the nine months ended June 30, 2012 from $6.82 million for the nine months ended June 30, 2011.  The increase was primarily a result of a $508,000 increase in gain on sale of loans, a $237,000 increase in ATM and debit card interchange transaction fees, a $146,000 decrease in net OTTI on MBS and other investments and a $96,000 increase in BOLI net earnings.  These increases to non-interest income were partially offset by a $559,000 decrease in the valuation recovery on MSRs.   The increase in gain on sale of loans was primarily a result of an increased volume of fixed rate one-to four-family loans sold during the nine months ended June 30, 2012.

The valuation recovery on MSRs was based on a third party valuation of the MSR asset. The Company recorded a valuation recovery on MSRs of $144,000 during the nine months ended June 30, 2012 compared to a recovery of $703,000 for the nine months ended June 30, 2011.  At June 30, 2012, the MSR asset had a remaining valuation allowance of $340,000 that is available for future recovery.

Non-interest Expense:  Total non-interest expense decreased by $685,000, or 10.1%, to $6.10 million for the quarter ended June 30, 2012 from $6.78 million for the quarter ended June 30, 2011.  The decrease was primarily the result of a $263,000 decrease in loan administration and foreclosure expense, a $144,000 decrease in salaries and employee benefits expense, a $133,000 decrease in OREO and other repossessed assets expense and a $62,000 decrease in advertising expense.

Total non-interest expense decreased by $445,000, or 2.3%, to $18.89 million for the nine months ended June 30, 2012 from $19.34 million for the nine months ended June 30, 2011.  The decrease was primarily the result of a $404,000 decrease in salaries and employee benefits expense, a $216,000 decrease in FDIC insurance expense, a $138,000 decrease in other insurance expense, a $96,000 decrease in loan administration and foreclosure expense and a $51,000 decrease in advertising expense.  These decreases to non-interest expense were partially offset by a $369,000 increase in OREO and other repossessed assets expense and a $146,000 increase in deposit operations expense. The OREO expense was lower in the comparable period one year ago primarily due to gains on sale of OREO properties which offset other OREO related expenses incurred.

Provision (Benefit) for Federal and State Income Taxes:  The provision for federal and state income taxes increased $1.35 million to $624,000 for the quarter ended June 30, 2012 from a benefit for income taxes of $(729,000) for the quarter ended June 30, 2011, primarily as a result of increased income before taxes.  The Company’s effective tax (benefit) rate was 31.64% for the quarter ended June 30, 2012 and (36.29)% for the quarter ended June 30, 2011.   The change in the effective tax rate between periods was primarily due to the loss before taxes during the quarter ended June 30, 2011 and the non-taxable BOLI earnings.  BOLI earnings reduce the effective tax rate in periods with income before taxes and increase the effective tax benefit rate in periods with a loss before taxes.

The provision for federal and state income taxes increased $1.13 million, or 271.9%, to $1.55 million for the nine months ended June 30, 2012 from $417,000 for the nine months ended June 30, 2011, primarily the result of income before taxes.  The Company’s effective tax rate was 31.09% for the nine months ended June 30, 2012 and 26.41% for the nine months ended June 30, 2011.  The increase in the effective tax rate between periods was primarily due to a lower percentage of non-taxable income during the nine months ended June 30, 2012.

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

Liquidity management is both a short and long-term responsibility of the Bank’s management.  The Bank adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, and (iv) yields available on interest-bearing deposits.  Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term investments

The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At June 30, 2012, the Bank’s regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 20.14%.

The Company’s total cash and cash equivalents decreased by $19.08 million, or 17.0% to $92.99 million at June 30, 2012 from $112.07 million at September 30, 2011. If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB and the FRB. At June 30, 2012 the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 30% of total assets, limited by available collateral, under which $45.00 million was outstanding and $147.29 million was available for additional borrowings..  The Bank also maintains a short-term borrowing line with the FRB with available total credit based on eligible collateral.  At June 30, 2012, the Bank had $59.12 million available for borrowings with the FRB and there was no outstanding balance on this borrowing line.

The Bank’s primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, consumer loans, and commercial business loans.  At June 30, 2012, the Bank had loan commitments totaling $45.49 million and undisbursed construction loans in process totaling $12.24 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from June 30, 2012 totaled $134.66 million.  Historically, the Bank has been able to retain a significant amount of its non-brokered CDs as they mature.  At June 30, 2012, the Bank had no brokered deposits.

Capital Resources
Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital.  Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 4.0%, (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%.  The Bank is currently required to maintain a “well capitalized” status and a Tier 1 leverage capital ratio of at least 10.0% under terms of the Bank MOU.  At June 30, 2012, the Bank was in compliance with all applicable capital requirements.

The following table compares the Company’s and the Bank’s actual capital amounts at June 30, 2012 to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage capital:
Consolidated	$84,378	11.59%	$29,113	4.00%	N/A	N/A	%
Timberland Bank (1)	78,587	10.85	72,414	10.00	$72,414	10.00

Tier 1 risk adjusted capital:
Consolidated	84,378	15.58	21,657	4.00	N/A	N/A
Timberland Bank (1)	78,587	14.55	32,415	6.00	32,415	6.00

Total risk–based capital
Consolidated	91,207	16.85	43,314	8.00	N/A	N/A
Timberland Bank (1)	85,402	15.81	54,025	10.00	54,025	10.00

______________________________
(1)
Reflects the higher Tier 1 leverage capital ratio that the Bank is required to comply with under terms of the Bank MOU with the FDIC and the Division.  Also reflects that the Bank is required to maintain Tier 1 risk adjusted capital ratio and Total risk-based capital ratio at or above the “well capitalized” thresholds under the terms of the Bank MOU.

Key Financial Ratios and Data
(Dollars in thousands, except per share data)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
PERFORMANCE RATIOS:
Return (loss) on average assets (1)	0.74%	(0.69)%	0.62%	0.21%
Return (loss) on average equity (1)	6.09%	(5.83)%	5.24%	1.79%
Net interest margin (1)	3.96%	3.76%	3.80%	3.78%
Efficiency ratio	67.98%	82.98%	71.34%	74.61%

	At June 30,	At September 30,	At June 30,
	2012	2011	2011
BOOK VALUES:
Book value per common share	$10.38	$9.97	$9.99
Tangible book value per common share (2)	$9.53	$9.11	$9.13
______________________
(1)           Annualized
(2)          Calculation subtracts goodwill and core deposit intangible from the equity component.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s Form 10-K for the fiscal year ended September 30, 2011.

Item 4.  Controls and Procedures
(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2012 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 4. Mine Safety Disclosures
Not applicable

Item 5.    Other Information
None to be reported.
Item 6.     Exhibits
(a)	Exhibits
	3.1	Articles of Incorporation of the Registrant (1)
	3.2	Certificate of Designation relating to the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A (2)
	3.3	Amended and Restated Bylaws of the Registrant (3)
	4.1	Warrant to purchase shares of Company’s common stock dated December 23, 2008 (2)
	4.2	Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated December 23, 2008 between the Company and the United States Department of the Treasury (2)
	10.1	Employee Severance Compensation Plan, as revised (4)
	10.2	Employee Stock Ownership Plan (4)
	10.3	1999 Stock Option Plan (5)
	10.4	Management Recognition and Development Plan (5)
	10.5	2003 Stock Option Plan (6)
	10.6	Form of Incentive Stock Option Agreement (7)
	10.7	Form of Non-qualified Stock Option Agreement (7)
	10.8	Form of Management Recognition and Development Award Agreement (7)
	10.9	Form of Compensation Modification Agreements (2)
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act
	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act
	101	The following materials from Timberland Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Operations; (c) Condensed Consolidated Statements of Comprehensive Income (Loss); (d) Condensed Consolidated Statements of Shareholders’ Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Condensed Consolidated Financial Statements (8)
_________________
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (333- 35817).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2008.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 29, 2010.
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

Timberland Bancorp, Inc.

Date: August 9, 2012	By: /s/Michael R. Sand
Michael R. Sand
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2012	By: /s/Dean J. Brydon
Dean J. Brydon
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Operations; (c) Condensed Consolidated Statements of Comprehensive Income (Loss); (d) Condensed Consolidated Statements of Shareholders’ Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Condensed Consolidated Financial Statements