Form 10-Q/A
period 2012-06-30
TIMBERLAND BANCORP INC
filed 2012-09-07
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Large accelerated filer ___     Accelerated Filer  ____     Non-accelerated filer __   Smaller reporting company _X_

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Form 10-Q for the quarter ended June 30, 2012, initially filed with the Securities and Exchange Commission (“SEC”) on August 9, 2012 (“Original Form 10-Q”), is being filed to amend Item 6 of Part II to furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) interactive data files in accordance with Rule 401(a)(2) of Regulation S-T.  Exhibit 101 to this Form 10-Q/A includes the following information formatted in XBRL: (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Operations; (c) Condensed Consolidated Statements of  Comprehensive Income (Loss); (d) Condensed Consolidated Statements of Shareholders’ Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Condensed Consolidated Financial Statements.

No other changes have been made to the Original Form 10-Q, and this Form 10-Q/A does not reflect any subsequent events occurring after the filing date of the Original Form 10-Q or modify or update any other disclosures made in the Original Form 10-Q.

Item 6.  Exhibits
(a)      Exhibits
3.1	Articles of Incorporation of the Registrant (1)
3.2	Certificate of Designation relating to the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A (2)
3.3	Amended and Restated Bylaws of the Registrant (3)
4.1	Warrant to purchase shares of Company’s common stock dated December 23, 2008 (2)
4.2	Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated December 23, 2008 between the Company and the United States Department of the Treasury (2)
10.1	Employee Severance Compensation Plan, as revised (4)
10.2	Employee Stock Ownership Plan (4)
10.3	1999 Stock Option Plan (5)
10.4	Management Recognition and Development Plan (5)
10.5	2003 Stock Option Plan (6)
10.6	Form of Incentive Stock Option Agreement (7)
10.7	Form of Non-qualified Stock Option Agreement (7)
10.8	Form of Management Recognition and Development Award Agreement (7)
10.9	Form of Compensation Modification Agreements (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (8)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act (8)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section
906 of the Sarbanes Oxley Act (8)
101
The following materials from Timberland Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language: (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Operations; (c) Condensed Consolidated Statements of  Comprehensive Income (Loss); (d) Condensed Consolidated Statements of Shareholders’ Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Condensed Consolidated Financial Statements (9)

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

(5)	Incorporated by reference to the Registrant’s 1999 Annual Meeting Proxy Statement dated December 15, 1998.
(6)	Incorporated by reference to the Registrant’s 2004 Annual Meeting Proxy Statement dated December 24, 2003.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005.
(8)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, which was filed with the SEC on August 9, 2012.
(9)
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

Timberland Bancorp, Inc.

Date: September 7, 2012	By: /s/Michael R. Sand
Michael R. Sand
Chief Executive Officer
(Principal Executive Officer)

Date: September 7, 2012	By: /s/Dean J. Brydon
Dean J. Brydon
Chief Financial Officer
(Principal Financial Officer)