Form 10-K
period 2012-09-30
TIMBERLAND BANCORP INC
filed 2012-12-18
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2012 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-23333

TIMBERLAND BANCORP, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1863696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

624 Simpson Avenue, Hoquiam, Washington	98550
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(360) 533-4747

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:	None

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES           NO    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.  YES         NO    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   X      NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)   YES   X    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES         NO    X

As of November 30, 2012, the registrant had 7,045,036 shares of common stock issued and outstanding.  The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on the NASDAQ Global Market on March 31, 2012, was $32.8 million (7,045,036 shares at $4.66).  For purposes of this calculation, common stock held by officers and directors of the registrant and the Timberland Bank Employee Stock Ownership Plan and Trust are considered nonaffiliates.

DOCUMENTS INCORPORATED BY REFERENCE

1.   Portions of Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (Part III).

TIMBERLAND BANCORP, INC.
2012 ANNUAL REPORT ON FORM 10-K

i

PART III.
Item 10. Directors, Executive Officers and Corporate Governance	145
Item 11. Executive Compensation	146
Item 12. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters	146
Item 13. Certain Relationships and Related Transactions, and Director Independence	147
Item 14. Principal Accounting Fees and Services	147
PART IV.
Item 15. Exhibits and Financial Statement Schedules	147

As used throughout this report, the terms "we," "our," or "us," refer to Timberland Bancorp, Inc. and its consolidated subsidiary, unless the context otherwise requires.

ii

PART I

Item 1.  Business

General

Timberland Bancorp, Inc. (“Company”), a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank, SSB (“Bank”) upon the Bank’s conversion from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank (“Conversion”).  The Conversion was completed on January 12, 1998 through the sale and issuance of 13,225,000 shares of common stock by the Company.  At September 30, 2012, on a consolidated basis, the Company had total assets of $737.0 million, total deposits of $597.9 million and total shareholders’ equity of $90.3 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

The Bank was established in 1915 as “Southwest Washington Savings and Loan Association.”  In 1935, the Bank converted from a state-chartered mutual savings and loan association to a federally chartered mutual savings and loan association, and in 1972, changed its name to “Timberland Federal Savings and Loan Association.”  In 1990, the Bank converted to a federally chartered mutual savings bank under the name “Timberland Savings Bank, FSB.”  In 1991, the Bank converted to a Washington-chartered mutual savings bank and changed its name to “Timberland Savings Bank, SSB.”  On December 29, 2000, the Bank changed its name to “Timberland Bank.”  The Bank’s deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank has been a member of the Federal Home Loan Bank (“FHLB”) System since 1937.  The Bank is regulated by the Washington Department of Financial Institutions, Division of Banks (“Division” or “DFI”) and the FDIC.

The Bank is a community-oriented bank which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on real estate mortgage loans and commercial business loans.  Lending activities have historically been focused primarily on the origination of loans secured by real estate, including construction loans and land development, one- to four-family residential loans, multi-family loans, commercial real estate loans and land loans.  The Bank originates adjustable-rate residential mortgage loans that do not qualify for sale in the secondary market under Federal Home Loan Mortgage Corporation (“Freddie Mac”) guidelines.  During the past several years, the Bank adjusted its lending strategy and began reducing its exposure to speculative construction and land development lending.

The Company maintains a website at www.timberlandbank.com.  The information contained on that website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.  Other than an investor’s own internet access charges, the Company makes available free of charge through that website the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after these materials have been electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

Corporate Overview

Sale of Preferred Stock Received in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”).  On November 13, 2012, the Company's outstanding 16,641 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, ("Series A Preferred Stock") with a liquidation value of $1,000 per share, originally issued to the U.S. Treasury Department ("Treasury") on December 23, 2008 as part of the CPP, was sold by the Treasury as part of its efforts to manage and recover its investments under the TARP.  While the sale of these preferred shares to new owners did not result in any proceeds to the Company and did not change the Company's capital position or accounting for these securities, it did eliminate restrictions put in place by the Treasury on TARP recipients.  The Treasury retained its related warrant to purchase up to 370,899 shares of the Company's common stock at a price of $6.73 per share at any time through December 23, 2018.  The preferred stock has a 5.0% dividend through December 23, 2013, after which the rate increases to 9.0% until the preferred shares are redeemed by the Company.

Agreements with Banking Regulators.  In December 2009, the FDIC determined that the Bank required supervisory attention and agreed to terms on a Memorandum of Understanding (the “Bank MOU”) with the Bank. The terms of the Bank MOU restricted the Bank from certain activities, and required that the Bank obtain the prior written approval, or nonobjection, of the FDIC and/or the DFI to engage in certain activities. On December 12, 2012, the FDIC and the Division notified the Bank that the Bank MOU had been rescinded.

In addition, on February 1, 2010, the Federal Reserve Bank of San Francisco (“FRB”) determined that the Company required additional supervisory attention and entered into a Memorandum of Understanding with the Company (the “Company MOU”).  Under the agreement, the Company must among other things obtain prior written approval, or non-objection, from the FRB to declare or pay any dividends, or make any other capital distributions; issue any trust preferred securities; or purchase or redeem any of its stock. The FRB denied the Company’s requests to pay eight dividend payments on its Series A Preferred Stock issued under the TARP CPP from the May 15, 2010 payment through and including the February 15, 2012 dividend payment.  On May 21, 2012, the FRB gave the Company permission to pay $1.0 million in dividend payments on its Series A Preferred Stock, which left the Company five dividend payments in arrears.  On August 17, 2012, the FRB approved the Company's requests to pay all outstanding dividends on its Series A Preferred Stock, including the August 15, 2012 dividend payment.  The Company subsequently paid the November 15, 2012 dividend on the Series A Preferred Stock.  There can be no assurances that our regulators will approve such payments or dividends in the future.

For additional information regarding the Bank MOU and Company MOU, see “Item 1A, Risk Factors – The Company and the Bank are required to comply with the terms of separate memoranda of understanding issued by their respective regulators and lack of compliance could result in additional regulatory actions.”

Market Area

The Bank considers Grays Harbor, Pierce, Thurston, Kitsap, King and Lewis counties, Washington as its primary market areas.  The Bank conducts operations from:

•	its main office in Hoquiam (Grays Harbor County);

•	five branch offices in Grays Harbor County (Ocean Shores, Montesano, Elma, and two branches in Aberdeen);

•	five branch offices in Pierce County (Edgewood, Puyallup, Spanaway, Tacoma, and Gig Harbor);

•	five branch offices in Thurston County (Olympia, Yelm, Tumwater, and two branches in Lacey);

•	two branch offices in Kitsap County (Poulsbo and Silverdale);

•	a branch office in King County (Auburn); and

•	three branch offices in Lewis County (Winlock, Toledo and Chehalis).

For additional information, see “Item 2. Properties.”

Hoquiam, with a population of approximately 9,000, is located in Grays Harbor County which is situated along Washington State’s central Pacific coast.  Hoquiam is located approximately 110 miles southwest of Seattle and 145 miles northwest of Portland, Oregon.

The Bank considers its primary market area to include six submarkets:   primarily rural Grays Harbor County with its historical dependence on the timber and fishing industries; Thurston and Kitsap counties with their dependence on state and federal government; Pierce and King counties with their broadly diversified economic bases; and Lewis County with its dependence on retail trade, manufacturing, industrial services and local government.  Each of these markets presents operating risks to the Bank.  The Bank’s expansion into Pierce, Thurston, Kitsap, King and Lewis counties represents the Bank’s strategy to diversify its primary market area to become less reliant on the economy of Grays Harbor County.

Grays Harbor County has a population of 73,000 according to the U.S. Census Bureau 2011 estimates and a median family income of $57,400 according to 2012 estimates from the Department of Housing and Urban Development (“HUD”).  The economic base in Grays Harbor County has been historically dependent on the timber and fishing industries.  Other industries that support the economic base are tourism, agriculture, shipping, transportation and technology.  According to the Washington State Employment Security Department, the unemployment rate in Grays Harbor County decreased to 12.0% at September 30, 2012 from 12.5% at September 30, 2011.  The median price of a resale home in Grays Harbor County for the quarter ended September 30, 2012 decreased 0.6% to $125,300 from $126,000 for the comparable prior year period.  The number of home sales increased 18.0% for the quarter ended September 30, 2012 compared to the same quarter one year earlier.  The Bank has six branches (including its home office) located throughout the county.  The downturn in Grays Harbor County’s economy and the decline in real estate values since 2008 have had a negative effect on the Bank’s profitability in this market area.

Pierce County is the second most populous county in the state and has a population of 795,000 according to the U.S. Census Bureau 2011 estimates.  The county’s median family income is $71,700 according to 2012 HUD estimates.  The economy in Pierce County is diversified with the presence of military related government employment (Joint Base Lewis-McChord), transportation and shipping employment (Port of Tacoma), and aerospace related employment (Boeing).  According to the Washington State Employment Security Department, the unemployment rate for the Pierce County area decreased to 8.5% at September 30, 2012 from 9.3% at September 30, 2011. The median price of a resale home in Pierce County for the quarter ended September 30, 2012 increased 6.6% to $204,600 from $192,000 for the comparable prior year period.  The number of home sales decreased 0.5% for the quarter ended September 30, 2012 compared to the same quarter one year earlier.  The Bank has five branches in Pierce County and these branches have historically been responsible for a substantial portion of the Bank’s construction lending activities.  The downturn in Pierce County’s economy and the decline in real estate values since 2008 have had a negative effect on the Bank’s profitability in this market area.

Thurston County has a population of 252,000 according to the U.S. Census Bureau 2011 estimates and a median family income of $75,000 according to 2012 HUD estimates.  Thurston County is home of Washington State’s capital (Olympia) and its economic base is largely driven by state government related employment.  According to the Washington State Employment Security Department, the unemployment rate for the Thurston County area decreased to 7.4% at September 30, 2012 from 8.0% in 2011. The median price of a resale home in Thurston County for the quarter ended September 30, 2012 decreased 2.6% to $217,800 from $223,600 for the same quarter one year earlier.  The number of home sales increased 20.3% for the quarter ended September 30, 2012 compared to the same quarter one year earlier.  The Bank has five branches in Thurston County.  This county has historically had a stable economic base primarily attributable to the state government presence; however the downturn in Thurston County’s economy and the decline in real estate values since 2008 have had a negative effect on the Bank’s profitability in this market area.

Kitsap County has a population of 251,000 according to the U.S. Census Bureau 2011 estimates and a median family income of $75,600 according to 2012 HUD estimates.  The Bank has two branches in Kitsap County.  The economic base of Kitsap County is largely supported by military related government employment through the United States Navy.   According to the Washington State Employment Security Department, the unemployment rate for the Kitsap County area decreased to 7.1% at September 30, 2012 from 7.5% at September 30, 2011.  The median price of a resale home in Kitsap County for the quarter ended September 30, 2012 increased 6.1% to $249,800 from $235,500, the same quarter one year earlier.  The number of home sales increased 16.9% for the quarter ended September 30, 2012 compared to the same quarter one year earlier.  The downturn in Kitsap County’s economy and the decline in real estate values since 2008 have had a negative effect on the Bank’s profitability in this market area.

King County is the most populous county in the state and has a population of 1.9 million according to the U.S. Census Bureau 2011 estimates.  The Bank has one branch in King County.  The county’s median family income is $88,000 according to 2012 HUD estimates.  King County’s economic base is diversified with many industries including shipping, transportation, aerospace (Boeing), computer technology and biotech industries.  According to the Washington State Employment Security Department, the unemployment rate for the King County area decreased to 6.9% at September 30, 2012 from 8.1% at September 30, 2011. The median price of a resale home in King County for the quarter ended September 30, 2012 increased 8.5% to $379,900 from $350,000, for the same quarter one year earlier.  The number of home sales increased 20.7% for the quarter ended September 30, 2012 compared to the same quarter one year earlier.  The downturn in King County’s economy and the decline in real estate values since 2008 have had a negative effect on the Bank’s profitability in this market area.

Lewis County has a population of 75,000 according to the U.S. Census Bureau 2011 estimates and a median family income of $57,400 according to 2012 HUD estimates.  The economic base in Lewis County is supported by manufacturing, retail trade, local government and industrial services.  According to the Washington State Employment Security Department, the unemployment rate in Lewis County decreased to 11.8% at September 30, 2012 from 12.1% at September 30, 2011. The median price of a resale home in Lewis County for the quarter ended September 30, 2012 increased 1.3% to $142,900 from $141,100, for the same quarter one year earlier.  The number of home sales was unchanged for the quarter ended September 30, 2012 compared to the same quarter one year earlier.  The Bank currently has three branches located in Lewis County.  The downturn in Lewis County’s economy and the decline in real estate values since 2008 have had a negative effect on the Bank’s profitability in this market area.

Lending Activities

General.  Historically, the principal lending activity of the Bank has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences, or by commercial real estate and loans for the construction of one- to four-family residences.  During the past several years, the Bank adjusted its lending strategy and began reducing its exposure to speculative construction and land development lending as well as land loans.  The Bank’s net loans receivable, including loans held for sale, totaled $538.5 million at September 30, 2012, representing 73.1% of consolidated total assets, and at that date commercial real estate, construction and land development loans (including undisbursed loans in process), and land loans were $352.3 million, or 62.0%, of total loans.  Construction and land development loans, land loans and commercial real estate loans typically have higher rates of return than one- to four-family loans; however, they also present a higher degree of risk.  See “-Lending Activities - Commercial Real Estate Lending,” “- Lending Activities - Construction and Land Development Lending” and “- Lending Activities - Land Lending.”

The Bank’s internal loan policy limits the maximum amount of loans to one borrower to 25% of its Tier 1 capital.  At September 30, 2012, the maximum amount which the Bank could have lent to any one borrower and the borrower’s related entities was approximately $20.0 million under this policy.  At September 30, 2012, the largest amount outstanding to any one borrower and the borrower’s related entities was $16.2 million which was secured by commercial buildings located in Pierce and Kitsap counties.  These loans were all performing according to the loan repayment terms at September 30, 2012.  The next largest amount outstanding to any one borrower and the borrower’s related entities was $9.9 million.  These loans were secured by a multi-family building, a commercial building, several one- to four-family properties, and several land parcels.  All of the loans were secured by properties located in Grays Harbor County, except for a $1.8 million multi-family loan secured by property located in Clark County and $336,000 in loans secured by a one- to four-family property and a land parcel located in Clatsop County, Oregon.  These loans were performing according to their loan repayment terms at September 30, 2012.

Loan Portfolio Analysis.  The following table sets forth the composition of the Bank’s loan portfolio by type of loan as of the dates indicated.

	At September 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage Loans:
One- to four-family(1)	$106,979	18.82%	$114,680	20.47%	$121,014	21.65%	$110,556	18.58%	$112,299	18.35%
Multi-family	47,521	8.36	30,982	5.53	32,267	5.77	25,638	4.31	25,927	4.24
Commercial	256,254	45.08	246,037	43.92	208,002	37.21	188,205	31.62	146,223	23.90
Construction and land
development	56,406	9.92	52,484	9.37	69,271	12.39	139,728	23.48	186,344	30.46
Land	39,655	6.98	49,236	8.79	62,999	11.27	65,642	11.03	60,701	9.92
Total mortgage loans	506,815	89.16	493,419	88.08	493,553	88.29	529,769	89.02	531,494	86.87

Consumer Loans:
Home equity and second
mortgage	32,814	5.77	36,008	6.43	38,418	6.87	41,746	7.01	48,690	7.96
Other	6,183	1.10	8,240	1.47	9,086	1.62	9,827	1.66	10,635	1.73
Total consumer loans	38,997	6.87	44,248	7.90	47,504	8.49	51,573	8.67	59,325	9.69
Commercial business loans	22,588	3.97	22,510	4.02	17,979	3.22	13,775	2.31	21,018	3.44
Total loans	568,400	100.00%	560,177	100.00%	559,036	100.00%	595,117	100.00%	611,837	100.00%

Less:
Undisbursed portion of
construction loans in process	(16,325)		(18,265)		(17,952)		(31,298)		(43,353)
Deferred loan origination fees	(1,770)		(1,942)		(2,229)		(2,439)		(2,747)
Allowance for loan losses	(11,825)		(11,946)		(11,264)		(14,172)		(8,050)
Total loans receivable, net	$538,480		$528,024		$527,591		$547,208		$557,687

______________
(1)	Includes loans held-for-sale of $1.4 million, $4.0 million, $3.0 million, $630,000 and $1.8 million at September 30, 2012, 2011, 2010, 2009 and 2008, respectively.

Residential One- to Four-Family Lending.  At September 30, 2012, $107.0 million, or 18.8%, of the Bank’s loan portfolio consisted of loans secured by one- to four-family residences.  The Bank originates both fixed-rate loans and adjustable-rate loans.

Generally, one- to four-family fixed-rate loans and five and seven year balloon reset loans (which are loans that are originated with a fixed interest rate for the initial five or seven years, and thereafter incur one interest rate change in which the new rate remains in effect for the remainder of the loan term) are originated to meet the requirements for sale in the secondary market to Freddie Mac.  From time to time, however, a portion of these fixed-rate loans, which include five and seven year balloon reset loans, may be retained in the loan portfolio to meet the Bank’s asset/liability management objectives. The Bank uses an automated underwriting program, which preliminarily qualifies a loan as conforming to Freddie Mac underwriting standards when the loan is originated.  At September 30, 2012, $45.0 million, or 42.1%, of the Bank’s one- to four-family loan portfolio consisted of fixed-rate mortgage loans.

The Bank also offers adjustable-rate mortgage (“ARM”) loans.  All of the Bank’s ARM loans are retained in its loan portfolio.  The Bank offers several ARM products which adjust annually after an initial period ranging from one to five years and are typically subject to a limitation on the annual interest rate increase of 2% and an overall limitation of 6%.  These ARM products generally are priced utilizing the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.88% to 4.00%.  The Bank also offers ARM loans tied to the prime rate or to the London Inter-Bank Offered Rate (“LIBOR”) indices which typically do not have periodic, or lifetime adjustment limits.  Loans tied to these indices normally have margins ranging up to 3.5%.  ARM loans held in the Bank’s portfolio do not permit negative amortization of principal.  Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.  The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.  At September 30, 2012, $62.0 million, or 57.9%, of the Bank’s one- to four- family loan portfolio consisted of ARM loans.

A portion of the Bank’s ARM loans are “non-conforming” because they do not satisfy acreage limits, or various other requirements imposed by Freddie Mac.  Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Freddie Mac credit requirements because of personal and financial reasons (i.e., divorce, bankruptcy, length of time employed, etc.), and other aspects, which do not conform to Freddie Mac’s guidelines.  Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements.  These loans are known as non-conforming loans and the Bank may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans.  The Bank believes that these loans satisfy a need in its local market area.  As a result, subject to market conditions, the Bank intends to continue to originate these types of loans.

The retention of ARM loans in the Bank’s loan portfolio helps reduce the Bank’s exposure to changes in interest rates.  There are, however, unquantifiable credit risks resulting from the potential of increased interest to be paid by the customer as a result of increases in interest rates.  It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower.  The Bank attempts to reduce the potential for delinquencies and defaults on ARM loans by qualifying the borrower based on the borrower’s ability to repay the ARM loan assuming that the maximum interest rate that could be charged at the first adjustment period remains constant during the loan term.  Another consideration is that although ARM loans allow the Bank to increase the sensitivity of its asset base due to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits.  Because of these considerations, the Bank has no assurance that yield increases on ARM loans will be sufficient to offset increases in the Bank’s cost of funds.

While fixed-rate, single-family residential mortgage loans are normally originated with 15 to 30 year terms, these loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan.  In addition, substantially all mortgage loans in the Bank’s loan portfolio contain due-on-sale clauses providing that the Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan.  Typically, the Bank enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates.  Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates received on outstanding loans.

The Bank requires that fire and extended coverage casualty insurance be maintained on the collateral for all of its real estate secured loans and flood insurance, if appropriate.

The Bank’s lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or the purchase price.  However, the Bank usually obtains private mortgage insurance (“PMI”) on the portion of the principal amount that exceeds 80% of the appraised value of the security property. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is generally 80% (90% for loans originated for sale in the secondary market to Freddie Mac).  At September 30, 2012, 14 single family loans totaling $3.4 million were not performing according to their terms.  See “- Lending Activities - Non-performing Loans and Delinquencies.”

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

The Bank currently originates three types of residential construction loans:  (i) custom construction loans, (ii) owner/builder construction loans and (iii) speculative construction loans (on a limited basis).  The Bank believes that its computer tracking system has enabled it to establish processing and disbursement procedures to meet the needs of these borrowers which the Bank believes reduces many of the risks inherent with construction lending.  The Bank also originates construction loans for the development of multi-family and commercial properties.  Our construction loans generally provide for the payment of interest only during the construction phase.

At September 30, 2012 and 2011, the composition of the Bank’s construction and land development loan portfolio was as follows:

	At September 30,
	2012		2011
	Outstanding	Percent of	Outstanding	Percent of
	Balance	Total	Balance	Total
	(Dollars in thousands)

Custom and owner/builder construction	$33,345	59.12%	$26,205	49.93%
Speculative construction	1,880	3.33	1,919	3.66
Multi-family (including condominium)	345	0.61	9,322	17.76
Land development	589	1.04	2,175	4.14
Commercial real estate	20,247	35.90	12,863	24.51
Total	$56,406	100.00%	$52,484	100.00%

Custom construction loans are made to home builders who, at the time of construction, have a signed contract with a home buyer who has a commitment to purchase the finished home.  Custom construction loans are generally originated for a term of six to 12 months, with fixed interest rates currently ranging from 5.75% to 7.88% and with loan-to-value ratios of 80% of the appraised estimated value of the completed property or sales price, whichever is less.

Owner/builder construction loans are originated to home owners rather than home builders and are typically converted to or refinanced into permanent loans at the completion of construction.  The construction phase of an owner/builder construction loan generally lasts up to 12 months with fixed  interest rates currently ranging from 5.75% to 7.88%, and with loan-to-value ratios of 80% (or up to 95% with PMI) of the appraised estimated value of the completed property.  At the completion of construction, the loan is converted to or refinanced into either a fixed-rate mortgage loan, which conforms to secondary market standards, or an ARM loan for retention in the Bank’s portfolio.  At September 30, 2012, custom and owner/builder construction loans totaled $33.3 million, or 59.1%, of the total construction and land development loan portfolio.  At September 30, 2012, the largest outstanding custom and owner/builder construction loan had an outstanding balance of $1.5 million (including $1.3 million of undisbursed loans in process) and was performing according to its repayment terms.

Speculative construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home.  The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified and a sale is consummated.  Historically, the Bank has originated loans to approximately 50 builders located in the Bank’s primary market area, each of which generally would have one to eight speculative loans outstanding from the Bank during a 12 month period.  Rather than originating lines of credit to home builders to construct several homes at once, the Bank generally originates and underwrites a separate loan for each home.  Speculative construction loans are generally originated for a term of 12 months, with current rates ranging from 3.38% to 7.50%, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property.  The Bank is currently originating speculative construction loans on a limited basis.  At September 30, 2012, speculative construction loans totaled $1.9 million, or 3.3%, of the total construction and land development loan portfolio.  At September 30, 2012, the Bank had one borrower with an aggregate outstanding speculative loan balance of more than $500,000.  The largest aggregate outstanding balance to one borrower for speculative construction loans, totaled $700,000 and was comprised of a single loan that was past maturity by 91 days and not performing according to its restructured terms.  At September 30, 2012, three speculative construction loans totaling $1.0 million were not performing according to their original or restructured terms. See “- Lending Activities - Non-performing Loans and Delinquencies.”

The Bank historically originated loans to real estate developers with whom it had established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities; generally with ten to 50 lots). The Bank is not currently originating any new land development loans.  At September 30, 2012, the Bank had five land development loans totaling $589,000, or 1.0% of construction and land development loans receivable, all of which were not performing according to their terms.  Land development loans are secured by a lien on the property and typically made for a period of two to five years with fixed or variable interest rates, and are made with loan-to-value ratios generally not exceeding 75%. Land development loans are generally structured so that the Bank is repaid in full upon the sale by the borrower of approximately 80% of the subdivision lots.  A majority of the Bank’s land development loans are secured by property located in its primary market area.  In addition, in the case of a corporate borrower, the Bank also generally obtains personal guarantees from corporate principals and reviews  their personal financial statements.

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

The Bank also provides construction financing for  multi-family and commercial properties.  At September 30, 2012, these loans amounted to $20.6 million, or 36.5% of construction and land development loans.  These loans are secured by condominiums, apartment buildings, mini-storage facilities, office buildings, hotels and retail rental space predominantly located in the Bank’s primary market area.  At September 30, 2012, the largest outstanding multi-family construction loan was secured by an apartment building project in Pierce County and had a balance of $345,000 and was not performing according to its terms.  At September 30, 2012, the largest outstanding commercial real estate construction loan had a balance of $6.1 million (including $1.1 million of undisbursed loans in process). This loan was secured by a medical office building being constructed in Thurston County and was performing according to its terms.

All construction loans must be approved by a member of one of the Bank’s Loan Committees or the Bank’s Board of Directors, or in the case of one- to four-family construction loans meeting Freddie Mac guidelines, by a qualified Bank underwriter.  See “- Lending Activities - Loan Solicitation and Processing.”  Prior to preliminary approval of any construction loan application, an independent fee appraiser inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project and analyzes the pro forma data and assumptions on the project.  In the case of a speculative or custom construction loan, the Bank reviews the experience and expertise of the builder.  After preliminary approval has been given, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project.  In the event of cost overruns, the Bank generally requires that the borrower increase the funds available for construction by depositing its own funds into a secured savings account, the proceeds of which are used to pay construction costs.

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

Construction lending affords the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending.  Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project.  The nature of these loans is such that they are generally more difficult to evaluate and monitor.  If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, the borrower may be confronted with a project whose value is insufficient to assure full repayment and the Bank may incur a loss.  Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors.  Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder’s ability to sell the property prior to the time that the construction loan is due.  The Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures, and monitoring practices.  The Bank’s construction loans are primarily secured by properties in its primary market area, and changes in the local and state economies and real estate markets have adversely affected the Bank’s construction loan portfolio.

Multi-Family Lending.  At September 30, 2012, the Bank had $47.5 million, or 8.4% of the Bank’s total loan portfolio, secured by multi-family dwelling units (more than four units) located primarily in the Bank’s primary market area.  Multi-family loans are generally originated with variable rates of interest ranging from 2.00% to 3.50% over the one-year constant maturity U.S. Treasury Bill Index or a matched term FHLB advance, with principal and interest payments fully amortizing over terms of up to 30 years.  At September 30, 2012  the Bank’s largest multi-family loan had an outstanding principal balance of $7.5 million and was secured by an apartment building located in the Bank’s primary market area. At September 30, 2012, this loan was performing according to its terms.  At September 30, 2012, three loans with a balance of $1.4 million were not performing according to their repayment terms. See “- Lending Activities - Non-performing Loans and Delinquencies.”

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

Multi-family mortgage lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four- family residential lending.  However, loans secured by multi-family properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans.  Because payments on loans secured by multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.  The Bank seeks to minimize these risks by scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.  If the borrower is other than an individual, the Bank also generally obtains personal guarantees from the principals based on a review of personal financial statements.

Commercial Real Estate Lending.  Commercial real estate loans totaled $256.3 million, or 45.1% of the total loan portfolio at September 30, 2012.  The Bank originates commercial real estate loans generally at variable interest rates with principal and interest payments fully amortizing over terms of up to 30 years.  These loans are secured by properties, such as restaurants, motels, mini-storage facilities, office buildings and retail/wholesale facilities, located in the Bank’s primary market area.  At September 30, 2012, the largest commercial real estate loan was secured by an office building in Grays Harbor County and had a balance of $6.6 million and was performing according to its terms.  At September 30, 2012, 11 commercial real estate loans totaling $6.0 million were not performing according to their terms.  See “- Lending Activities - Non-performing Loans and Delinquencies.”

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

Land Lending. The Bank has historically originated loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to sell as improved lots.  Currently the Bank is not offering land loans to new customers and is attempting to decrease its land loan portfolio.  At September 30, 2012, land loans  totaled $39.7 million, or 7.0% of the Bank’s total loan portfolio as compared to $49.2 million, or 8.8% of the Bank’s total loan portfolio at September 30, 2011.  Land loans originated by the Bank generally have maturities of five to ten years.  The largest land loan had an outstanding balance of $3.9 million at September 30, 2012 and was performing according to its repayment terms.  At September 30, 2012, 24 land loans totaling $8.6 million were not performing according to their terms.  See “- Lending Activities - Non-performing Loans and Delinquencies.”

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

Consumer Lending.  Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans.  Consumer loans include home equity lines of credit, second mortgage loans, savings account loans, automobile loans, boat loans, motorcycle loans, recreational vehicle loans and unsecured loans.  Consumer loans are made with both fixed and variable interest rates and with varying terms.  At September 30, 2012, consumer loans amounted to $39.0 million, or 6.9%, of the total loan portfolio.

At September 30, 2012, the largest component of the consumer loan portfolio consisted of second mortgage loans and home equity lines of credit, which totaled $32.8 million, or 5.8%, of the total loan portfolio.  Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others.  The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property.  The loan-to-value ratio is typically 80% or less, when taking into account both the first and second mortgage loans.  Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 15 years.  Home equity lines of credit are generally made at interest rates tied to the prime rate or the 26 week Treasury Bill.  Second mortgage loans and home equity lines of credit have greater credit risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Bank.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.  The Bank believes that these risks are not as prevalent in the case of the Bank’s consumer loan portfolio because a large percentage of the portfolio consists of second mortgage loans and home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to four-family residential mortgage loans.  At September 30, 2012, three consumer loans totaling $268,000 were delinquent in excess of 90 days.  See “- Lending Activities - Non-performing Loans and Delinquencies.”

Commercial Business Lending.  Commercial business loans totaled $22.6 million, or 4.0% of the loan portfolio at September 30, 2012.  Commercial business loans are generally secured by business equipment, accounts receivable, inventory or other property and are made at variable rates of interest equal to a negotiated margin above the prime rate.  The Bank also generally obtains personal guarantees from the principals based on a review of personal financial statements. The largest commercial business loan had an outstanding balance of $1.9 million at September 30, 2012 and was performing according to its terms.  At September 30, 2012, all commercial business loans were performing according to their repayment terms.  See “- Lending Activities - Non-performing Loans and Delinquencies.”

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

Loan Maturity.  The following table sets forth certain information at September 30, 2012 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Loans having no stated maturity and overdrafts are reported as due in one year or less.

		After	After	After
		1 Year	3 Years	5 Years
	Within	Through	Through	Through	After
	1 Year	3 Years	5 Years	10 Years	10 Years	Total
		(In thousands)
Mortgage loans:
One- to four-family (1)	$7,408	$2,170	$3,004	$10,801	$83,596	$106,979
Multi-family	1,570	6,547	1,255	37,365	784	47,521
Commercial	12,618	22,028	53,067	154,782	13,759	256,254
Construction and land
development(2)	56,406	--	--	--	--	56,406
Land	18,847	13,562	4,187	2,014	1,045	39,655
Consumer loans:
Home equity and second mortgage	5,083	1,887	3,594	9,274	12,976	32,814
Other	1,590	523	400	601	3,069	6,183
Commercial business loans	8,180	1,517	5,407	5,686	1,798	22,588
Total	$111,702	$48,234	$70,914	$220,523	$117,027	568,400

Less:
Undisbursed portion of construction
loans in process						(16,325)
Deferred loan origination fees						(1,770)
Allowance for loan losses						(11,825)
Loans receivable, net						$538,480
_____________
(1)    Includes $1.4 million of loans held-for-sale.
(2)     Includes construction/permanent loans that convert to permanent mortgage loans once construction is completed.

The following table sets forth the dollar amount of all loans due after one year from September 30, 2012, which have fixed interest rates and have floating or adjustable interest rates.

	Fixed	Floating or
	Rates	Adjustable Rates	Total
		(In thousands)
Mortgage loans:
One- to four-family(1)	$39,812	$59,759	$99,571
Multi-family	9,886	36,065	45,951
Commercial	51,703	191,933	243,636
Construction and land development	--	--	--
Land	13,971	6,837	20,808
Consumer loans:
Home equity and second mortgage	14,976	12,755	27,731
Other	4,245	348	4,593
Commercial business loans	6,505	7,903	14,408
Total	$141,098	$315,600	$456,698
_____________
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

Loan Solicitation and Processing.  Loan originations are obtained from a variety of sources, including walk-in customers, and referrals from builders and realtors.  Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant’s employment, income and credit standing.  An appraisal of the real estate offered as collateral generally is undertaken by a certified appraiser retained by the Bank.

Loan applications are initiated by loan officers and are required to be approved by an authorized loan underwriter, one of the Bank’s Loan Committees or the Bank’s Board of Directors.  The Bank’s Consumer Loan Committee consists of three underwriters, each of whom can approve one- to four-family mortgage loans and other consumer loans up to and including the current Freddie Mac single-family limit.  Certain consumer loans up to and including $25,000 may be approved by individual loan officers and the Bank’s Consumer Lending Department Manager may approve consumer loans up to and including $75,000.  The Bank’s Regional Manager of Commercial Lending has individual lending authority for loans up to and including $250,000, excluding speculative construction loans and unsecured loans.  The Bank’s Commercial Loan Committee, which consists of the Bank’s President, Chief Credit Administrator, Executive Vice President of Lending, Regional Manager of Community Lending, and Regional Manager of Commercial Lending, may approve commercial real estate loans and commercial business loans up to and including $1.5 million. The Bank’s President, Chief Credit Administrator and Executive Vice President of Lending also have individual lending authority for loans up to and including $750,000. The Bank’s Board Loan Committee, which consists of two rotating non-employee Directors and the Bank’s President, may approve loans up to and including $3.0 million.  Loans in excess of $3.0 million, as well as loans of any amount granted to a single borrower whose aggregate loans exceed $3.0 million, must be approved by the Bank’s Board of Directors.

Loan Originations, Purchases and Sales.  During the years ended September 30, 2012, 2011 and 2010, the Bank’s total gross loan originations were $228.3 million, $160.2 million and $182.5 million, respectively.  Periodically, the Bank purchases participation interests in construction and land development loans, commercial real estate loans, and multi-family loans, secured by properties generally located in Washington State, from other lenders.  These purchases are underwritten to the Bank’s underwriting guidelines and are without recourse to the seller other than for fraud.  During the year ended September 30, 2012, the Bank purchased loan participation interests of $2.0 million.  There were no loan participation interests purchased during the years ended September 30, 2011 and 2010.  The Bank also periodically purchases contracts secured by one- to four-family residencies from individuals.  During the year ended September 30, 2012, the Bank did not purchase any contracts.  See “- Lending Activities - Construction and Land Development Lending” and “- Lending Activities - Multi-Family Lending.”

Consistent with its asset/liability management strategy, the Bank’s policy generally is to retain in its portfolio all ARM loans originated and to sell fixed rate one- to four-family mortgage loans in the secondary market to Freddie Mac; however, from time to time, a portion of fixed-rate loans may be retained in the Bank’s portfolio to meet its asset-liability objectives.  Loans sold in the secondary market are generally sold on a servicing retained basis.  At September 30, 2012, the Bank’s loan servicing portfolio, which is not included in the Company’s consolidated financial statements, totaled $304.9 million.

The Bank also periodically sells participation interests in construction and land development loans, commercial real estate loans, and land loans to other lenders.  These sales are usually made to avoid concentrations in a particular loan type or concentrations to a particular borrower.  The Bank sold $3.6 million in loan participation interests to other lenders during the year ended September 30, 2012.  The Bank did not sell any loan participation interests to other lenders during the years ended September 30, 2011 and 2010.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended September 30,
	2012	2011	2010
Loans originated:	(In thousands)
Mortgage loans:
One- to four-family	$103,887	$57,620	$72,015
Multi-family	20,882	2,009	7,772
Commercial	48,450	38,262	27,248
Construction and land development	39,907	40,724	35,369
Land	1,858	3,793	11,712
Consumer	8,856	7,424	10,286
Commercial business loans	4,415	10,325	18,130
Total loans originated	228,255	160,157	182,532

Loans purchased:
Mortgage loans:
One- to four-family	--	187	50
Multi-family	56	--	--
Commercial business	1,955	--	--
Total loans purchased	2,011	187	50
Total loans originated and purchased	230,266	160,344	182,582

Loans sold:
Partial loans sold	(3,600)	--	--
Whole loans sold	(97,357)	(62,480)	(68,330)
Total loans sold	(100,957)	(62,480)	(68,330)

Loan principal repayments	(121,086)	(96,723)	(150,333)
Other items, net	2,233	(708)	16,464
Net increase (decrease) in loans receivable	$10,456	$433	$(19,617)

Loan Origination Fees.  The Bank receives loan origination fees on many of its mortgage loans and commercial business loans.  Loan fees are a percentage of the loan which are charged to the borrower for funding the loan.  The amount of fees charged by the Bank is generally up to 2.0% of the loan amount.  Current accounting principles generally accepted in the United States of America require fees received and certain loan origination costs for originating loans to be deferred and amortized into interest income over the contractual life of the loan.  Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment.  Unamortized deferred loan origination fees totaled $1.8 million at September 30, 2012.

Non-performing Loans and Delinquencies.  The Bank assesses late fees or penalty charges on delinquent loans of approximately 5% of the monthly loan payment amount.  A majority of loan payments are due on the first day of the month; however, the borrower is given a 15 day grace period to make the loan payment.  When a mortgage loan borrower fails to make a required payment when due, the Bank institutes collection procedures. A notice is mailed to the borrower 16 days after the date the payment is due.  Attempts to contact the borrower by telephone generally begin on or before the 30th day of delinquency.  If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current.  Before the 90th day of delinquency, attempts are made to establish (i) the cause of the delinquency, (ii) whether the cause is temporary, (iii) the attitude of the borrower toward repaying the debt, and (iv) a mutually satisfactory arrangement for curing the default.

If the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted, foreclosure is initiated according to the terms of the security instrument and applicable law.  Interest income on loans in foreclosure is reduced by the full amount of accrued and uncollected interest.

When a consumer loan borrower or commercial business borrower fails to make a required payment on a  loan by the payment due date, the Bank institutes similar collection procedures as for its mortgage loan borrowers.  All loans becoming 90 days or more past due are placed on non-accrual status, with any accrued interest reversed against interest income, unless they are well secured and in the process of collection.

The Bank’s Board of Directors is informed monthly as to the status of loans that are delinquent by more than 30 days, and the status of all foreclosed and repossessed property owned by the Bank.

The following table sets forth information with respect to the Company’s non-performing assets at the dates indicated.

	At September 30,
	2012	2011	2010	2009	2008
Loans accounted for on a non-accrual basis:	(Dollars in thousands)
Mortgage loans:
One- to four-family	$3,382	$2,150	$3,691	$1,343	$300
Multi-Family	1,449	--	--	--	--
Commercial	6,049	6,571	7,252	5,004	714
Construction and land development	1,570	3,522	7,609	17,594	9,840
Land	8,613	8,935	5,460	5,023	726
Consumer loans	268	367	806	258	160
Commercial business loans	--	44	46	65	250

Total	21,331	21,589	24,864	29,287	11,990

Accruing loans which are contractually past due 90 days or
more	1,198	1,754	1,325	796	--

Total of non-accrual and 90 days past due loans	22,529	23,343	26,189	30,083	11,990

Non-accrual investment securities	2,442	2,796	3,390	477	--

Other real estate owned and other repossessed assets	13,302	10,811	11,519	8,185	511
Total non-performing assets (1)	$38,273	$36,950	$41,098	$38,745	$12,501

Troubled debt restructured loans on accrual status (2)	$13,410	$18,166	$8,995	$--	$272

Non-accrual and 90 days or more past due
loans as a percentage of loans receivable, net	4.09%	4.32%	4.86%	5.36%	2.12%

Non-accrual and 90 days or more past due
loans as a percentage of total assets	3.06%	3.16%	3.53%	4.28%	1.76%

Non-performing assets as a percentage of total assets	5.19%	5.01%	5.53%	5.52%	1.83%

Loans receivable, net (3)	$550,305	$539,970	$538,855	$561,380	$565,737
Total assets	$736,954	$738,224	$742,687	$701,676	$681,883
_______________
(1)	Does not include troubled debt restructured loans on accrual status.
(2)	Does not include troubled debt restructured loans totaling $10.1 million, $7.4 million and $7.4 million reported as non-accrual loans at September 30, 2012, 2011 and 2010, respectively.
(3)	Includes loans held-for-sale and is before the allowance for loan losses.

The Bank’s non-accrual loans decreased by $258,000 to $21.3 million at September 30, 2012 from $21.6 million at September 30, 2011, primarily as a result of a $2.0 million decrease in construction and land development loans on non-accrual status, a $522,000 decrease in commercial real estate loans on non-accrual status and a $322,000 decrease in land loans on non-accrual status.  These decreases were partially offset by a $1.4 million increase in multi-family loans on non-accrual status and a $1.2 million increase in one- to four-family loans on non-accrual status. The largest non-performing loan was secured by a mini-storage facility in King County and had a balance of $2.7 million at September 30, 2012.  A discussion of our largest non-performing loans is set forth below under “Asset Classification.”

Additional interest income which would have been recorded for the year ended September 30, 2012 had non-accruing loans been current in accordance with their original terms totaled $4.0 million.

Other Real Estate Owned and Other Repossessed Assets.  Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold.  When property is acquired, it is recorded at the estimated fair market value less estimated costs to sell.  At September 30, 2012, the Bank had $13.3 million of OREO and other repossessed assets consisting of 56 individual properties, an increase of $2.5 million from $10.8 million at September 30, 2011.  The OREO properties consisted of eight commercial real estate properties totaling $6.5 million, 35 land parcels totaling $4.2 million, 12 single family homes totaling $1.7 million and a condominium project of $842,000.  The largest OREO property was a commercial real estate property with a balance of $2.8 million.

Restructured Loans.  Under accounting principles generally accepted in the United States of America, the Bank is required to account for certain loan modifications or restructurings as “troubled debt restructurings.”  In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that the Bank would not otherwise consider.  Debt restructuring or loan modifications for a borrower does not necessarily always constitute troubled debt restructuring, however, and troubled debt restructurings do not necessarily result in non-accrual loans.  The Bank had restructured loans totaling $23.5 million at September 30, 2012, of which $10.1 million were on non-accrual status.

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

The categories of non-accrual loans and impaired loans overlap, although they are not coextensive.  The Bank considers all circumstances regarding the loan and borrower on an individual basis when determining whether an impaired loan should be placed on non-accrual status, such as the financial strength of the borrower, the collateral value, reasons for delay, payment record, the amount past due and the number of days past due.  At September 30, 2012, the Bank had $40.8 million in impaired loans.  For additional information on impaired loans, see Note 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Other Loans of Concern.  Loans not reflected in the table above as non-performing, but where known information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans as non-performing assets in the future are commonly referred to as “other loans of concern” or “potential problem loans.”  The amount included in potential problem loans results from an evaluation, on a loan-by-loan basis, of loans classified as “substandard” and “special mention,” as those terms are defined under “Asset Classification” below.  The amount of potential problem loans was $43.5 million at September 30, 2012 and $61.1 million at September 30, 2011. The vast majority of these loans are collateralized by real estate.  See “- Asset Classification” below for additional information regarding our problem loans.

Asset Classification.  Applicable regulations require that each insured institution review and classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets:  substandard, doubtful and loss.  Substandard loans are classified as those loans that are inadequately protected by the current net worth, and paying capacity of the obligor, or of the collateral pledged.  Assets classified as substandard have a well-defined weakness, or weaknesses that jeopardize the repayment of the debt.  If the weakness, or weaknesses are not corrected there is the distinct possibility that some loss will be sustained.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the Bank is not warranted.  When the Bank classifies problem assets as either substandard or doubtful, it is required to establish allowances for loan losses in an amount deemed prudent by management.  These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets.  When the Bank classifies problem assets as loss, it charges off the balance of the asset against the allowance for loan losses.  Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention.  The Bank’s determination of the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Division which can require the establishment of additional loss allowances.

The aggregate amounts of the Bank’s classified and special mention loans (as determined by the Bank), and of the Bank's  allowances for loan losses at the dates indicated, were as follows:

	At September 30,
	2012	2011	2010
	(In thousands)

Loss	$--	$--	$--
Doubtful	--	--	--
Substandard(1)(2)	33,082	56,980	56,796
Special mention(1)	32,944	27,419	13,070
Total classified and special mention loans	$66,026	$84,399	$69,866

Allowance for loan losses	$11,825	$11,946	$11,264
_____________
(1)	For further information concerning the change in classified assets, see “- Lending Activities - Non-performing Loans and Delinquencies.”
(2)	Includes non-performing loans.

        The Bank’s classified and special mention loans decreased by $18.4 million from September 30, 2011 to $66.0 million at September 30, 2012, primarily as a result of a $23.9 million decrease in loans classified as substandard.

Special mention loans are defined as those credits deemed by management to have some potential weakness that deserve management’s close attention.  If left uncorrected these potential weaknesses may result in the deterioration of the payment prospects of the loan.  Assets in this category are not adversely classified and currently do not expose the Bank to sufficient risk to warrant a substandard classification. Thirteen individual loans comprised $24.4 million, or 74.1%, of the $32.9 million in loans classified as special mention. They include five multi-family loans totaling $8.8 million, five commercial real estate loans totaling $11.6 million, two one- to four-family loans totaling $1.5 million and a commercial real estate construction loan with a balance of $2.5 million. All of these loans were current and paying in accordance with their required loan repayment terms at September 30, 2012, except one loan with a balance of  $3.4 million that was 60 days past due.

The aggregate amount of loans classified as substandard at September 30, 2012 decreased by $23.9 million to $33.1 million from $57.0 million at September 30, 2011.  At September 30, 2012, 89 loans were classified as substandard compared to 134 loans at September 30, 2011.

Of the $33.1 million in loans classified as substandard at September 30, 2012, $21.3 million were on non-accrual status and $298,000 were past due 90 days or more and still accruing.  Troubled debt restructured loans totaling $16.9 million were classified as substandard at September 30, 2012, with $10.1 million in troubled debt restructured loans on non-accrual status and $6.8 million in troubled debt restructured loans on accrual status.  The largest loan classified as substandard at September 30, 2012 had a balance of $4.7 million and was secured by a mini-storage facility in Pierce County.  This loan was performing according to its restructured loan repayment terms at September 30, 2012.  The next largest loan classified as substandard at September 30, 2012 had a balance of $2.7 million and was secured by a mini-storage facility in King County and was on non-accrual status at September 30, 2012.

Allowance for Loan Losses.  The allowance for loan losses is maintained to cover estimated losses in the loan portfolio.  The Bank has established a comprehensive methodology for the determination of provisions for loan losses that takes into consideration the need for an overall general valuation allowance.  The Bank’s methodology for assessing the adequacy of its allowance for loan losses is based on its historic loss experience for various loan segments; adjusted for changes in economic conditions, delinquency rates, and other factors.  Using these loss estimate factors, management develops a range of probable loss for each loan category.  Certain individual loans for which full collectibility may not be assured are evaluated individually with loss exposure based on estimated discounted cash flows or net realizable collateral values.  The total estimated range of loss based on these two components of the analysis is compared to the loan loss allowance balance.  Based on this review, management will adjust the allowance as necessary to maintain directional consistency with trends in the loan portfolio.

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

At September 30, 2012, the Bank’s allowance for loan losses totaled $11.8 million.  The Bank’s allowance for loan losses as a percentage of total loans receivable and non-performing loans was 2.15% and 52.48%, respectively, at September 30, 2012 and 2.21% and 51.18%, respectively, at September 30, 2011.

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

The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

	Year Ended September 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Allowance at beginning of year	$11,946	$11,264	$14,172	$8,050	$4,797
Provision for loan losses	3,500	6,758	10,550	10,734	3,900
Allocated to loan commitments	--	--	--	(169)	--

Recoveries:
Mortgage loans:
One- to four-family	74	151	--	--	--
Multi-family	14	41	--	--	--
Commercial	--	--	13	--	--
Construction	505	109	104	--	--
Land	97	46	153	83	--
Consumer loans:
Home equity and second mortgage	14	42	86	--	--
Other	--	2	6	5	1
Commercial business loans	2	1	--	--	--
Total recoveries	706	392	362	88	1

Charge-offs:
Mortgage loans:
One- to four-family	276	543	200	46	--
Multi-family	14	--	--	--	--
Construction	885	3,972	8,012	3,108	648
Commercial	1,215	47	1,888	235	--
Land	1,251	1,704	3,285	705	--
Consumer loans:
Home equity and second mortgage	232	150	399	162	--
Other	24	30	36	25	--
Commercial business loans	430	22	--	250	--
Total charge-offs	4,327	6,468	13,820	4,531	648
Net charge-offs	3,621	6,076	13,458	4,443	647

Allowance at end of year	$11,825	$11,946	$11,264	$14,172	$8,050

Allowance for loan losses as a percentage of
total loans receivable (net)(1) outstanding
at the end of the year	2.15%	2.21%	2.09%	2.52%	1.42%

Net charge-offs as a percentage of average
loans outstanding during the year	0.66%	1.13%	2.45%	0.79%	0.12%

Allowance for loan losses as a percentage of
non-performing loans at end of year	52.48%	51.18%	43.01%	47.11%	67.14%
______________
(1)	Total loans receivable (net) includes loans held for sale and is before the allowance for loan losses.

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2012		2011		2010		2009		2008
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Category		in Category		in Category		in Category		in Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$1,558	18.82%	$760	20.47%	$530	21.65%	$616	18.58%	$476	18.35%
Multi-family	1,156	8.36	1,076	5.53	392	5.77	431	4.31	248	4.24
Commercial	4,247	45.08	4,035	43.92	3,173	37.21	2,719	31.63	1,521	23.90
Construction and land development	943	9.92	1,618	9.37	1,626	12.39	5,132	23.48	3,254	30.46
Land	2,392	6.98	2,795	8.79	3,709	11.27	3,348	11.03	1,435	9.92
Non-mortgage loans:
Consumer loans	1,013	6.87	875	7.90	461	8.49	1,216	8.66	457	9.69
Commercial business
loans	516	3.97	787	4.02	1,373	3.22	710	2.31	659	3.44
Total allowance
for loan losses	$11,825	100.00%	$11,946	100.0%	$11,264	100.00%	$14,172	100.00%	$8,050	100.00%

Investment Activities

The investment policies of the Bank are established and monitored by the Board of Directors.  The policies are designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to compliment the Bank’s lending activities.  These policies dictate the criteria for classifying securities as either available-for-sale or held-to-maturity.  The policies permit investment in various types of liquid assets permissible under applicable regulations, which includes U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks, banker’s acceptances, federal funds, mortgage-backed securities, and mutual funds.  The Company’s investment policy also permits investment in equity securities in certain financial service companies.

At September 30, 2012, the Bank’s investment portfolio totaled $8.3 million, primarily consisting of  $3.9 million of mortgage-backed securities available-for-sale, $1.0 million of mutual funds available-for-sale, and $3.3 million of mortgage-backed securities held-to-maturity.  The Bank does not maintain a trading account for any investments.  This compares with a total investment portfolio of $10.9 million at September 30, 2011, primarily consisting of $5.7 million of mortgage-backed securities available-for-sale, $1.0 million of mutual funds available-for-sale, and $4.1 million of mortgaged-backed securities held-to-maturity.  The composition of the portfolios by type of security, at each respective date is presented in the following table.

	At September 30,
	2012		2011		2010
	Recorded	Percent of	Recorded	Percent of	Recorded	Percent of
	Value	Total	Value	Total	Value	Total
	(Dollars in thousands)
Held-to-Maturity:

U.S. agency securities	$27	0.33%	$27	0.25%	$28	0.17%
Mortgage-backed securities	3,312	39.98	4,118	37.91	5,038	31.13

Available-for-Sale (at fair value):

Mortgage-backed securities	3,932	47.46	5,717	52.63	10,131	62.59
Mutual funds	1,013	12.23	1,000	9.21	988	6.11

Total portfolio	$8,284	100.00%	$10,862	100.0%	$16,185	100.00%

The following table sets forth the maturities and weighted average yields of the investment and mortgage-backed securities in the Bank's investment securities portfolio at September 30, 2012.  Mutual funds, which by their nature do not have maturities, are classified in the one year or less category.

			After One to		After Five to		After Ten
	One Year or Less		Five Years		Ten Years		Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Held-to-Maturity:

U.S. agency securities	$13	3.25%	$--	--%	$14	3.98%	$--	--%
Mortgage-backed
securities	--	--	15	4.76	10	1.37	3,287	5.00

Available-for-Sale:

Mortgage-backed
securities	--	--	71	5.88	--	--	3,861	4.05
Mutual funds	1,013	2.19	--	--	--	--	--	--

Total portfolio	$1,026	2.20%	$86	4.95%	$24	2.90%	$7,148	4.49%
There were no securities which had an aggregate book value in excess of 10% of the Bank’s total equity at September 30, 2012.   At September 30, 2012, the Bank had $2.8 million of private label mortgage-backed securities of which $2.4 million was on non-accrual status.  For additional information regarding investment securities, see “Item 1A, Risk Factors – Other-than-temporary impairment charges in our investment securities portfolio could result in additional losses” and Note 3 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Deposit Accounts.  Substantially all of the Bank's depositors are residents of Washington.  Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including money market deposit accounts, checking accounts, regular savings accounts and certificates of deposit.  Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns.  The Bank actively seeks consumer and commercial checking accounts through checking account acquisition marketing programs.  At September 30, 2012, the Bank had 37.7% of total deposits in non-interest bearing accounts and NOW checking accounts.

At September 30, 2012 the Bank had $77.5 million of jumbo certificates of deposit of $100,000 or more.  The Bank had no brokered certificates of deposits at September 30, 2012. The Bank believes that its jumbo certificates of deposit, which represented 13.0% of total deposits at September 30, 2012, present similar interest rate risk compared to its other deposits.

The following table sets forth information concerning the Bank's deposits at September 30, 2012.

	Weighted		Percentage
	Average		of Total
Category	Interest Rate	Amount	Deposits
	(In thousands)

Non-interest bearing	--%	$75,296	12.60%
Negotiable order of withdrawal (“NOW”) checking	0.43	150,139	25.11
Savings	0.28	87,493	14.63
Money market	0.48	79,549	13.30
Subtotal	0.40	$392,477	65.64

Certificates of Deposit(1)

Maturing within 1 year	0.78	131,655	22.02
Maturing after 1 year but within 2 years	1.23	38,597	6.46
Maturing after 2 years but within 5 years	2.02	35,057	5.86
Maturing after 5 years	1.74	140	0.02
Total certificates of deposit	1.07	205,449	34.36
Total deposits	0.63%	$597,926	100.00%
______________________
(1)   Based on remaining maturity of certificates.

The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 2012.  Jumbo certificates of deposit have principal balances of $100,000 or more and the rates paid on these accounts are generally negotiable.

Maturity Period	Amount
(In thousands)

Three months or less	$12,075
Over three through six months	13,646
Over six through twelve months	18,201
Over twelve months	33,618
Total	$77,540

Deposit Flow.  The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At September 30,
	2012			2011			2010
		Percent			Percent			Percent
		of	Increase		of	Increase		of
	Amount	Total	(Decrease)	Amount	Total	(Decrease)	Amount	Total
	(Dollars in thousands)

Non-interest-bearing	$75,296	12.60%	$10,802	$64,494	10.88%	$5,739	$58,755	10.15%
NOW checking	150,139	25.11	(5,160)	155,299	26.20	1,995	153,304	26.48
Savings	87,493	14.63	3,857	83,636	14.11	16,188	67,448	11.65
Money market	79,549	13.30	18,521	61,028	10.30	5,305	55,723	9.63
Certificates of deposit which mature:
Within 1 year	131,655	22.02	(25,506)	157,161	26.52	(20,750)	177,911	30.74
After 1 year, but within 2 years	38,597	6.46	(1,196)	39,793	6.71	(3,239)	43,032	7.43
After 2 years, but within 5 years	35,057	5.86	4,416	30,641	5.17	8,255	22,386	3.87
Certificates maturing thereafter	140	0.02	(486)	626	0.11	316	310	0.05

Total	$597,926	100.0%	$5,248	$592,678	100.0%	$13,809	$578,869	100.00%

Certificates of Deposit by Rates.  The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated.

	At September 30,
	2012	2011	2010
	(In thousands)

0.00 - 1.99%	$174,456	$193,790	$194,142
2.00 - 3.99%	30,552	33,345	48,059
4.00 - 5.99%	441	1,086	1,374
6.00% - and over	--	--	64
Total	$205,449	$228,221	$243,639

Certificates of Deposit by Maturities.  The following table sets forth the amount and maturities of certificates of deposit at September 30, 2012.

	Amount Due
			After
		One to	Two to
	Less Than	Two	Five	After
	One Year	Years	Years	Five Years	Total
	(In thousands)

0.00 - 1.99%	$126,785	$31,755	$15,776	$140	$174,456
2.00 - 3.99%	4,598	6,673	19,281	--	30,552
4.00 - 5.99%	272	169	--	--	441
Total	$131,655	$38,597	$35,057	$140	$205,449

Deposit Activities.  The following table sets forth the deposit activities of the Bank for the periods indicated.

	Year Ended September 30,
	2012	2011	2010
	(In thousands)

Beginning balance	$592,678	$578,869	$505,661
Net deposits before interest credited	1,297	7,673	65,401
Interest credited	3,951	6,136	7,807
Net increase in deposits	5,248	13,809	73,208
Ending balance	$597,926	$592,678	$578,869

Borrowings.  Deposits and loan repayments are generally the primary source of funds for the Bank's lending and investment activities and for general business purposes.  The Bank has the ability to use advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  The FHLB-Seattle functions as a central reserve bank providing credit for member financial institutions.  As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States government) provided certain creditworthiness standards have been met.  Advances are made pursuant to several different credit programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  At September 30, 2012, the Bank maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of 30% of the Bank’s total assets, limited by available collateral, under which $45.0 million was outstanding.  The Bank also utilizes overnight repurchase agreements with customers.  These overnight repurchase agreements are classified as other borrowings and totaled $855,000 at September 30, 2012.  The Bank also maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.  At September 30, 2012, the Bank had no outstanding balance and $58.0 million in unused borrowing capacity on this borrowing line.

The following table sets forth certain information regarding borrowings including repurchase agreements by the Bank at the end of and during the periods indicated:
	At or For the
	Year Ended September 30,
	2012	2011	2010
	(Dollars in thousands)

Average total borrowings	$48,302	$55,511	$78,402

Weighted average rate paid on total borrowings	4.13%	4.32%	4.03%

Total borrowings outstanding at end of period	$45,855	$55,729	$75,622

The following table sets forth certain information regarding short-term borrowings including repurchase agreements by the Bank at the end of and during the periods indicated.  Borrowings are considered short-term when the original maturity is less than one year.

	At or For the
	Year Ended September 30,
	2012	2011	2010
	(Dollars In thousands)
Maximum amount outstanding at any month end:
FHLB advances	$--	$--	$--
Repurchase agreements	948	729	750
FRB borrowings	--	--	10,000

Average outstanding during period:
FHLB advances	$--	$--	$--
Repurchase agreements	699	511	539
FRB borrowings	--	--	384
Total average outstanding during period	$669	$511	$923

Weighted average rate paid during period:
FHLB advances	--%	--%	--%
Repurchase agreements	0.05	0.05	0.05
FRB borrowings	--	--	0.66
Total weighted average rate paid during period	0.05	0.05	0.30

(table continued on following page)

	At or For the
	Year Ended September 30,
	2012	2011	2010
	(Dollars in thousands)

Outstanding at end of period:
FHLB advances	$--	$--	$--
Repurchase agreements	855	729	622
FRB borrowings	--	--	--
Total outstanding at end of period	$855	$729	$622

Weighted average rate at end of period:
FHLB advances	--%	--%	--%
Repurchase agreements	0.05	0.05	0.05
FRB borrowings	--	--	--
Total weighted average rate at end of period	0.05	0.05	0.05

Bank Owned Life Insurance

The Bank has purchased life insurance policies covering certain officers.  These policies are recorded at their cash surrender value, net of any cash surrender charges.  Increases in cash surrender value, net of policy premiums, and proceeds from death benefits are recorded in non-interest income.  At September 30, 2012, the cash surrender value of bank owned life insurance (“BOLI”) was $16.5 million.

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

In December 2009, the FDIC and the Division agreed to terms on the Bank MOU informal supervisory agreement.  The terms of the Bank MOU restricted the Bank from certain activities, and required that the Bank obtain the prior written approval, or non-objection, of the FDIC and/or the DFI to engage in certain activities.  On December 12, 2012, the FDIC and the Division notified the Bank that the Bank MOU had been rescinded.  In addition, on February 1, 2010, the FRB determined that the Company required additional supervisory attention and entered into the Company MOU.  Under the Company MOU, the Company must among other things obtain prior written approval, or non-objection, from the FRB to declare or pay any dividends, or make any other capital distributions; issue any trust preferred securities; or purchase or redeem any of its stock.  The FRB denied the Company’s requests to pay certain quarterly dividends on its Series A Preferred Stock issued under the CPP from May 15, 2010 through the August 15, 2012 dividend payment.  The FRB recently approved the Company's requests to pay the deferred dividends on the Series A Preferred Stock. The Company has made all dividend payments and was current on the Series A Preferred Stock dividend payments at September 30, 2012.  The Company subsequently paid the November 15, 2012 dividend on the Series A Preferred Stock.  The Company must continue to pay dividends on the Series A Preferred Stock and there can be no assurances that the FRB will approve such payments or dividends in the future.  For additional information regarding the Bank MOU and the Company MOU, see “Item 1A, Risk Factors - The Company and the Bank are required to comply with the terms of separate memorandums of understanding issued by their respective regulators and lack of compliance could result in additional regulatory actions.” and “– Risks specific to our participation in TARP.”

New Legislation.The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. The following discussion summarizes significant aspects of the Dodd-Frank Act that may affect the Bank and the Company. For certain of these changes, implementing regulations have not been promulgated, so we cannot determine the full impact of the Dodd-Frank Act on our business and operations at this time.

The following aspects of the Dodd-Frank Act are related to the operations of the Bank:

•
The Consumer Financial Protection Bureau ("CFPB"), an independent consumer compliance regulatory agency within the Federal Reserve has been established. The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority over financial institutions with total assets of over $10 billion with respect to both new and existing consumer financial protection laws. Financial institutions with assets of less than $10 billion, like the Bank, will continue to be subject to supervision and enforcement by their primary federal banking regulator with respect to federal consumer financial protection laws.  The CFPB also has authority to promulgate new consumer financial protection regulations and amend existing consumer financial protection regulations;

•
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution  subsidiaries;

•	The prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011;

•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts is extended through December 31, 2012;

•	The deposit insurance assessment base for FDIC insurance is the depository institution's average consolidated total assets less the average tangible equity during the assessment period; and

•
The minimum reserve ratio of the FDIC's Deposit Insurance Fund ("DIF") increased to 1.35 percent of estimated annual insured deposits or the comparable percentage of the assessment  base; however, the FDIC is directed to "offset the effect" of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion. Pursuant to the Dodd-Frank Act, the FDIC recently issued a rule setting a designated reserve ratio at 2.0% of insured deposits.

The following aspects of the Dodd-Frank Act are related to the operations of Timberland Bancorp:

•
Tier 1 capital treatment for "hybrid" capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules. The federal banking agencies must promulgate new rules on regulatory capital within 18 months from July 21, 2010, for both depository institutions and their holding companies, to include leverage capital and risk-based capital measures at least as stringent as those now applicable to the Bank under the prompt corrective action regulations;

•
Public companies are required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a "say on pay" vote every one, two or three years;

•
A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments;

•
Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain "significant" matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant;

•
Stock exchanges are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information;

•	Disclosure in annual proxy materials is required concerning the relationship between the executive compensation paid and the financial performance of the issuer;

•
Item 402 of Regulation S-K is amended to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees; and

•	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Insurance of Accounts and Regulation by the FDIC.  The Deposit Insurance Fund ("DIF") of the FDIC insures deposit accounts in the Bank up to $250,000 per separately insured depositor. Noninterest bearing transaction accounts have unlimited coverage until December 31, 2012.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for the year ended September 30, 2012, were $942,000.  Those premiums have increased in recent years due to recent strains on the FDIC deposit insurance fund due to the large cost of bank failures and increases in the number of troubled banks.

As a result of a decline in the reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012. The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the institution's assessment rate as of September 30, 2009, with a uniform increase of three basis points effective January 1, 2011, and were based on the institution's assessment base for the third quarter of 2009, with growth assumed quarterly at an annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 13, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The balance of the Bank's prepaid assessment at September 30, 2012 was $1.2 million.

The Dodd-Frank Act requires the FDIC's deposit insurance assessments to be based on assets instead of deposits.  The FDIC has issued rules, effective as of the second quarter of 2011, which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible equity capital. The FDIC assessment rates range from approximately five basis points to 35 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and to further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC's reserve ratio equals 1.15%. Once the FDIC's reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from three basis points to 30 basis points (subject to adjustments as described above).  If the reserve ratio for the prior assessment period is equal to, or greater than 2.0% and less than 2.5%, the assessment rates may range from two basis points to 28 basis points and if the prior assessment period is greater than 2.5%, the assessment rates may range from one basis point to 25 basis points (in each case subject to adjustments as described above). No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

The FDIC conducts examinations of and requires reporting by state non-member banks, such as the Bank. The FDIC also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the deposit insurance fund.  The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank's deposit insurance.

Prompt Corrective Action.  Federal statutes establish a supervisory framework based on five capital categories:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors.  The federal banking agencies have adopted regulations that implement this statutory framework.  Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level.  In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a Tier 1 risk-based capital ratio of not less than 4%, and a leverage ratio of not less than 4%. An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized.  Failure by an institution to comply with applicable capital requirements would, if unremedied, result in progressively more severe restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator.  Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.  Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

At September 30, 2012, the Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.  For additional information on capital requirements, see Note 18 of the Notes to the Consolidated Financial Statements contained in “Item 8, Financial Statements and Supplemental Data.”

Capital Requirements.  Federally insured savings institutions, such as the Bank, are required to maintain a minimum level of regulatory capital.  FDIC regulations recognize two types, or tiers, of capital: core (“Tier 1”) capital and supplementary (“Tier 2”) capital.  Tier 1 capital generally includes common shareholders' equity and noncumulative perpetual preferred stock, less most intangible assets.  Tier 2 capital, which is limited to 100% of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50% of Tier 1 capital.

The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios.  The FDIC's minimum leverage capital requirement for a bank to be considered adequately capitalized specifies a minimum ratio of Tier 1 capital to average total assets of 4%.  At September 30, 2012, the Bank had a Tier 1 leverage capital ratio of 10.9%.  The FDIC retains the right to require a particular institution to maintain a higher capital level based on the its particular risk profile.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets.  Assets are placed in one of four categories and given a percentage weight based on the relative risk of that category.  In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories.  Under the guidelines for a bank to be considered adequately capitalized, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets (the Tier 1 risk based capital ratio) must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%.  In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition.  Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.  At September 30, 2012, the Bank's ratio of total capital to risk-weighted assets was 15.8% and the ratio of Tier 1 capital to risk-weighted assets was 14.5%.

The Division requires that net worth equal at least 5% of total assets.  At September 30, 2012, the Bank had a net worth of 10.7% of total assets.

The table below sets forth the Bank's capital position relative to its FDIC capital requirements at September 30, 2012.  The definitions of the terms used in the table are those provided in the capital regulations issued by the FDIC and reflect the higher Tier 1 leverage capital ratio that the Bank was required to comply with in connection with the Bank MOU that was in effect at September 30, 2012.  On December 12, 2012, the FDIC and the Division notified the Bank that the Bank MOU had been rescinded. For additional information regarding the MOU, see “Item 1A, Risk Factors – The Company and the Bank are required to comply with the terms of separate memoranda of understanding issued by their respective regulators and lack of compliance could result in additional regulatory actions.”
	At September 30, 2012
		Percent of Adjusted
	Amount	Total Assets (1)
	(Dollars in thousands)

Tier 1 (leverage) capital	$79,911	10.9%
Tier 1 (leverage) capital requirement (2)	73,013	10.0
Excess	$6,898	0.9%

Tier 1 risk adjusted capital	$79,911	14.5%
Tier 1 risk adjusted capital requirement	33,036	6.0
Excess	$46,875	8.5%

Total risk-based capital	$86,856	15.8%
Total risk-based capital requirement	55,059	10.0
Excess	$31,797	5.8%
______________
(1)
For the Tier 1 (leverage) capital and Washington regulatory capital calculations, percent of total average assets of $730.1 million.  For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $550.6 million.

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

Events beyond the control of the Bank, such as a downturn in the economy in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its capital requirements under the MOU.  See “Item 1A, Risk Factors – The Company and the Bank are required to comply with the terms of separate memoranda of understanding issued by their respective regulators and lack of compliance could result in additional regulatory actions.”

New Proposed Capital Rules. On June 7, 2012, the Federal Reserve and FDIC approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank.  The proposed rules implement the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act. "Basel III" refers to various documents released by the Basel Committee on Banking Supervision.  The proposed rules were subject to a public comment period that has expired and there is no date set for the adoption of final rules.

The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definitions of what constitutes "capital" for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The proposed rules would also establish a "capital conservation buffer" of 2.5% above each of the new regulatory minimum capital ratios which would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The proposed rules also implement other revisions to the current capital rules such as recognition of all unrealized gains and losses on available for sale debt and equity securities, and provide that instruments that will no longer qualify as capital would be phased out over time.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Under the prompt corrective action requirements, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as "well capitalized":  (i) a new common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from the current rules).

The proposed rules set forth certain changes for the calculation of risk-weighted assets, which the Bank would be required to utilize beginning January 1, 2015. The proposed rule utilizes an increased number of credit risk and other exposure categories and risk weights, and also addresses: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; and (iv) revised capital treatment for derivatives and repo-style transactions.

In particular, the proposed rules would expand the risk-weighting categories from the current four categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures. Higher risk weights would apply to a variety of exposure categories. Specifics include, among others:

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•
For residential mortgage exposures, the current approach of a 50% risk weight for high-quality seasoned mortgages and a 100% risk-weight for all other mortgages is replaced with a risk weight of between 35% and 200% depending upon the mortgage's loan-to-value ratio and whether the mortgage is a "category 1" or "category 2" residential mortgage exposure (based on eight criteria that include, among others, the term, seniority of the lien, use of negative amortization, balloon payments and certain rate increases).

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

•	Providing for a 100% risk weight for claims on securities firms.

•	Eliminating the current 50% cap on the risk weight for OTC derivatives.

Federal Home Loan Bank System. The Bank is a member of the FHLB-Seattle, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.  See “Business – Deposit Activities and Other Sources of Funds – Borrowings.”

As a member, the Bank is required to purchase and maintain stock in the FHLB-Seattle.  At September 30, 2012, the Bank had $5.7 million in FHLB stock, which was in compliance with this requirement.  The Bank did not receive any dividends from the FHLB-Seattle for the year ended September 30, 2012. Subsequent to December 31, 2008, the FHLB-Seattle announced that it was below its regulatory risk-based capital requirement and was precluded from paying dividends or repurchasing capital stock. In September 2012, the FHLB-Seattle announced that it had been reclassified as adequately capitalized by its regulator, the Federal Housing Finance Agency. The FHLB-Seattle also announced that it had been granted authority to repurchase up to $25 million of excess capital stock per quarter, provided they receive a non-objection from the Federal Housing Finance Agency.  In September 2012, the FHLB-Seattle repurchased $50,000 of its stock, at par, from the Bank.  The FHLB-Seattle is not anticipated to resume dividend payments until its financial results improve. The FHLB-Seattle has not indicated when dividend payments may resume.

The FHLBs continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.  These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future.  These contributions could also have an adverse effect on the value of FHLB stock in the future.  A reduction in value of the Bank's FHLB stock may result in a decrease in net income and possibly capital.

Standards for Safety and Soundness.  The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, and compensation, fees and benefits.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities.  The information security program also must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer, and ensure the proper disposal of customer and consumer information.  Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to customer information in customer information systems.  If the FDIC determines that the Bank fails to meet any standard prescribed by the guidelines, it may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard.  FDIC regulations establish deadlines for the submission and review of such safety and soundness compliance plans.  Management of the Bank is not aware of any conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

Real Estate Lending Standards.  FDIC regulations require the Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans.  These standards, which must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements.  The Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions.  The Bank’s Board of Directors is required to review and approve the Bank’s standards at least annually.  The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans.  Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan-to-value ratios should not exceed 100% of total capital, and the total of all loans for commercial, agricultural, multifamily or other non-one- to four-family residential properties in excess of the supervisory loan-to-value ratio should not exceed 30% of total capital.  Loans in excess of the supervisory loan-to-value ratio limitations must be identified in the Bank’s records and reported at least quarterly to the Bank’s Board of Directors.  The Bank is in compliance with the record and reporting requirements.  As of September 30, 2012, the Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were 26% of total capital and the Bank’s loans on commercial, agricultural, multifamily or other non-one- to four-family residential properties in excess of  the supervisory loan-to-value ratios were 21% of total capital.

Activities and Investments of Insured State-Chartered Financial Institutions.  Federal law generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks.  An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution owned by another FDIC-insured institution if certain requirements are met.

Washington State has enacted a law regarding financial institution parity. Primarily, the law affords Washington-chartered commercial banks the same powers as Washington-chartered savings banks.  In order for a bank to exercise these powers, it must provide 30 days notice to the Director of Financial Institutions and the Director must authorize the requested activity.  In addition, the law provides that Washington-chartered savings banks may exercise any of the powers of Washington-chartered commercial banks, national banks and federally-chartered savings banks, subject to the approval of the Director in certain situations.  Finally, the law provides additional flexibility for Washington-chartered commercial and savings banks with respect to interest rates on loans and other extensions of credit.  Specifically, they may charge the maximum interest rate allowable for loans and other extensions of credit by federally-chartered financial institutions to Washington residents.

Environmental Issues Associated With Real Estate Lending.  The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), is a federal statute that generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste.  However,  Congress acted to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site.  Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.

To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Federal Reserve System.  The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to reserve requirements, as are any non-personal time deposits at a savings bank.  As of September 30, 2012, the Bank’s deposit with the Federal Reserve and vault cash exceeded its Regulation D reserve requirements.

Affiliate Transactions.  Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates, including their bank holding companies.  Transactions deemed to be a “covered transaction” under Section 23A of the Federal Reserve Act and between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of the bank subsidiary’s capital and surplus and, with respect to the parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary’s capital and surplus.  Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts.  Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

Community Reinvestment Act. Banks are also subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), which requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods.  The regulatory agency’s assessment of the bank’s record is made available to the public.  Further, a bank’s performance must be considered in connection with a bank’s application to, among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.  The Bank received a “satisfactory” rating during its most recent examination.

Dividends.  Dividends from the Bank constitute the major source of funds available for dividends which may be paid to the Company shareholders.  The amount of dividends payable by the Bank to the Company depends upon the Bank's earnings and capital position, and is limited by federal and state laws, regulations and policies.  Under the Bank MOU that was in effect as of September 30, 2012, the Bank was not allowed to pay dividends to the Company without first obtaining prior regulatory approval.  According to Washington law, the Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (i) the amount required for liquidation accounts or (ii) the net worth requirements, if any, imposed by the Director of the Division.  In addition, dividends on the Bank's capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of the Bank, without the approval of the Director of the Division.

The amount of dividends actually paid during any one period will be strongly affected by the Bank's management policy of maintaining a strong capital position.  Federal law further provides that no insured depository institution may pay a cash dividend if it would cause the institution to be “undercapitalized,” as defined in the prompt corrective action regulations.  Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice.

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

Regulation of the Company

       General.  The Company, as the sole shareholder of the Bank, is a bank holding company and is registered as such with the Federal Reserve.  Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (“BHCA”), and the regulations promulgated thereunder.  This regulation and oversight is generally intended to ensure that Timberland Bancorp, Inc. limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of the Bank.

As a bank holding company, the Company is required to file quarterly reports with the Federal Reserve and any additional information required by the Federal Reserve and will be subject to regular examinations by the Federal Reserve.  The Federal Reserve also has extensive enforcement authority over bank holding companies, including the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries).  In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

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

Under the BHCA, the Federal Reserve may approve the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto.  These activities generally include, among others, operating a savings institution, mortgage company, finance company, escrow company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit related insurance; leasing property on a full payout, non-operating basis; selling money orders, travelers’ checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

Acquisitions.  The BHCA prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries.  A bank holding company that meets certain supervisory and financial standards and elects to be designated as a financial holding company may also engage in certain securities, insurance and merchant banking activities and other activities determined to be financial in nature or incidental to financial activities.

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

Dividends.  The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition, and that it is inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.  Under the terms of the Company MOU, the Company may not accept dividends from the Bank without the prior consent of the FDIC and the Division.  The Company’s ability to pay dividends with respect to common stock is subject to obtaining approval from the FRB.  Under Washington corporate law, the Company generally may not pay dividends if after that payment it would not be able to pay its liabilities as they become due in the usual course of business, or its total assets would be less than its total liabilities.

Stock Repurchases.  Bank holding companies, except for certain “well-capitalized” and highly rated bank holding companies, are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth.  The Federal Reserve may disapprove a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.  Under the Company MOU, the Company may not purchase or redeem any of its stock without prior FRB approval.

Capital Requirements.  The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank.  The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $500 million or more in total consolidated assets.

The Company’s total risk based capital must equal 8% of risk-weighted assets and one half of the 8%, or  4%, must consist of Tier 1 (core) capital and its Tier 1 (core) capital must equal 4% of total assets.  As of September 30, 2012, the Company’s total risk based capital was 16.8% of risk-weighted assets, its risk based capital of Tier 1 (core) capital was 15.5% of risk-weighted assets and its Tier 1 (core) capital was 11.7% of average assets.

Sarbanes-Oxley Act of 2002.  As a public company, the Company is subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing.  The Sarbanes-Oxley Act of 2002 was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with several accounting scandals.  The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  The SEC and Sarbanes-Oxley-related regulations and policies include very specific additional disclosure requirements and new corporate governance rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

Taxation

Federal Taxation

       General.  The Company and the Bank report their operations on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

Corporate Alternative Minimum Tax. The Internal Revenue Code imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%.  In addition, only 90% of AMTI can be offset by net operating loss carryovers.  AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses).

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

Audits.  The Company is no longer subject to United States federal tax examination by tax authorities for years ended on or before September 30, 2008.

Washington Taxation.  The Bank is subject to a business and occupation tax imposed under Washington law at the rate of 1.80% of gross receipts. Interest received on loans secured by mortgages or deeds of trust on residential properties is exempt from such tax.

Competition

The Bank operates in an intensely competitive market for the attraction of deposits (generally its primary source of lendable funds) and in the origination of loans.  Historically, its most direct competition for deposits has come from commercial banks, thrift institutions and credit unions in its primary market area.  In times of high interest rates, the Bank experiences additional significant competition for investors' funds from short-term money market securities and other corporate and government securities.  The Bank's competition for loans comes principally from mortgage bankers, commercial banks and other thrift institutions.  Such competition for deposits and the origination of loans may limit the Bank's future growth and earnings prospects.

Subsidiary Activities

The Bank has one wholly-owned subsidiary, Timberland Service Corporation (“Timberland Service”), whose primary function is to act as the Bank's escrow department and offer non-deposit investment services.

Personnel

As of September 30, 2012, the Bank had 241 full-time employees and 18 part-time and on-call employees.  The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees is good.

Executive Officers of the Registrant

    The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

Executive Officers of the Company and Bank

	Age at
	September	Position
Name	30, 2012	Company	Bank

Michael R. Sand	58	President and Chief Executive	President and Chief Executive
		Officer	Officer

Dean J. Brydon	45	Executive Vice President, Chief	Executive Vice President, Chief
		Financial Officer and Secretary	Financial Officer and Secretary

Robert A. Drugge	61	Executive Vice President	Executive Vice President of Lending

Jonathan A. Fischer	38	Senior Vice President and Chief Operating Officer	Senior Vice President and Chief Operating Officer

Edward C. Foster	55	Senior Vice President and Chief Credit Administrator	Senior Vice President and Chief Credit Administrator

Marci A. Basich	43	Senior Vice President and Treasurer	Senior Vice President and Treasurer

Kathie M. Bailey	60	Senior Vice President	Senior Vice President and Chief Operations Officer

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

Robert A. Drugge has been affiliated with the Bank since April 2006 and has served as Executive Vice President of Lending since September 2006.  Prior to joining Timberland, Mr. Drugge was employed at Bank of America as a senior officer and most recently served as Senior Vice President and Commercial Banking Manager.  Mr. Drugge began his banking career at Seafirst in 1974, which was acquired by Bank America Corp. and became known as Bank of America.

Jonathan A. Fischer has been affiliated with the Bank since October 1997 and has served as Chief Operating Officer since August 23, 2012.  Prior to that, Mr. Fischer served as the Chief Risk Officer since October 2010.  Mr.

Fischer also served as the Compliance Officer, Community Reinvestment Act Officer, and Privacy Officer since January 2000.

       Edward C. Foster has been affiliated with the Bank, and has served as Chief Credit Administrator  since February 2012. Prior to joining the Bank, Mr. Foster was employed by the FDIC, where he served as a Loan Review Specialist from January 2011 to February 2012. Mr. Foster owned a Credit Administration Consulting Business from February 2010 to January 2011. Prior to that, Mr. Foster served as the Chief Credit Officer for Carson River Community Bank from April 2008 through February 2010. Before joining Carson River Community Bank, Mr. Foster served as a Senior Regional Credit Officer for Omni National Bank from September 2006 through March 2008.

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

In December 2009, the FDIC and the Division determined that the Bank required additional supervisory attention and on December 29, 2009 entered into the Bank MOU. Under the terms of the Bank MOU, the Bank, without the prior written approval, or nonobjection, of the FDIC and/or the DFI, was not allowed to:

•	appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers;
•	pay cash dividends to its holding company, Timberland Bancorp, Inc.; or
•
engage in any transactions that would materially change the balance sheet composition including growth in total assets of five percent or more or significant changes in funding sources, such as by increasing brokered deposits.

Other material provisions of the Bank MOU required the Bank to:

•
maintain Tier 1 Capital of not less than 10.0% of the Bank’s adjusted total assets pursuant to Part 325 of the FDIC Rules and Regulations, and maintain capital ratios above “well capitalized” thresholds as defined under Section 325.103 of the FDIC Rules and Regulations;

•	maintain a fully funded allowance for loan and lease losses, the adequacy of which shall be deemed to be satisfactory to the FDIC and the DFI;
•	formulate and implement a written profit plan acceptable to the FDIC and the DFI;
•	eliminate from its books all assets classified “Loss” that have not been previously collected or charged-off;
•	reduce the dollar volume by 50% of the assets classified “Substandard” and “Doubtful” at April 30, 2009;
•	develop a written plan for reducing the aggregate amount of its acquisition, development and construction loans; and
•	revise, adopt and fully implement a written liquidity and funds management policy.

       On December 12, 2012, the FDIC and the Division notified the Bank that the Bank MOU had been rescinded.

       In addition on February 1, 2010, the FRB determined that the Company required additional supervisory attention and entered into the Company MOU.  Under the terms of the Company MOU, the Company, without prior written approval, or non-objection, of the FRB, may not:

•	appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers;
•	receive dividends or any other form of payment or distribution representing a reduction in capital from the Bank;
•	declare or pay any dividends, or make any other capital distributions;
•	incur, renew, increase, or guarantee any debt;
•	issue any trust preferred securities; or
•	purchase or redeem any of its stock.

The Company MOU will remain in effect until stayed, modified, terminated or suspended by the FRB. If the Company is found not in compliance with the MOU, it could be subject to various remedies, including among others, the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to direct an increase in capital, to restrict growth, to remove officers and/or directors, and to assess civil monetary penalties.  Management of the Company and the Bank have been taking action and implementing programs to comply with the requirements of the Company MOU.  Compliance will be determined by the FRB.  The FRB may determine in its sole discretion that the issues raised by the Company MOU have not been addressed satisfactorily, or that any current or past actions, violations or deficiencies could be the subject of further regulatory enforcement actions.  Such enforcement actions could involve penalties or further limitations on the Company’s business and negatively affect its ability to implement its business plan, pay dividends on its common stock or the value of its common stock, as well as its financial condition and result of operations.

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

Continued weakness or a further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;
•	demand for our products and services may decline possibly resulting in a decrease in our total loans or assets;
•
collateral for loans made may decline further in value, exposing us to increased risk loans, reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
•	the amount of our low-cost or non-interest bearing deposits may decrease and the composition of our deposits may be adversely affected.

Our real estate construction and land development loans expose us to significant risks.

We make real estate construction loans to individuals and builders, primarily for the construction of residential properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At September 30, 2012, construction and land development loans totaled $56.4 million, or 9.9% of our total loan portfolio, of which $35.6 million were for residential real estate projects. Approximately $33.3 million of our residential construction loans were made to finance the construction of owner-occupied homes and are structured to be converted to permanent loans at the end of the construction phase.  Land development loans, which are loans made with land as security, totaled $589,000, or 0.1% of our total loan portfolio at September 30, 2012.  In general, construction and land development lending involves additional risks because of the inherent difficulty in estimating a property's value both before and at completion of the project as well as the estimated cost of the project.  Construction costs may exceed original estimates as a result of increased materials, labor or other costs.  In addition, because of current uncertainties in the residential real estate market, property values have become more difficult to determine.  Construction loans and land development loans often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest.  These loans are also generally more difficult to monitor.  In addition, speculative construction loans to builders are often associated with homes that are not pre-sold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. At September 30, 2012, $1.9 million of our construction portfolio was comprised of speculative one- to four-family construction loans.

Approximately $2.3 million, or 4.0%, of our total real estate construction and land development loans were non-performing at September 30, 2012.  A material increase in our non-performing construction and loan development loans could have a material adverse effect on our financial condition and results of operation.

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

At September 30, 2012, we had $256.3 million of commercial real estate mortgage loans, representing 45.1% of our total loan portfolio.  These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial real estate loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial  real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

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

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our balance in commercial real estate loans at September 30, 2012 represents more than 300% of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At September 30, 2012, we had $22.6 million or 4.0% of total loans in commercial business loans.  Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

Our business may be adversely affected by credit risk associated with residential property.

At September 30, 2012, $139.8 million, or 24.6% of our total loan portfolio, was secured by one- to four-family mortgage loans and home equity loans.  This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the Washington housing market has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans.

Many of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because either we originated the loan with a relatively high combined loan-to-value ratio or because of the decline in home values in our market areas.  Residential loans with combined higher loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale proceeds.  Further, a significant amount of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property.  For these reasons, we may experience higher rates of delinquencies, default and losses on our residential loans.

Our provision for loan losses and net charge-offs have increased during recent years compared to historical averages and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.

For the fiscal years ended September 30, 2012, 2011 and 2010 we recorded a provision for loan losses of $3.5 million, $6.8 million and $10.6 million, respectively. We also recorded net loan charge-offs of $3.6 million, $6.1 million and $13.5 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. During these last three fiscal years, we experienced higher loan delinquencies and credit losses than our historical averages. Our non-performing loans and assets have historically reflected unique operating difficulties for individual borrowers rather than weakness in the overall economy of the Pacific Northwest; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and non-performing loans. Slower sales and excess inventory in the housing market have been the primary causes of the increase in delinquencies and foreclosures for construction and land development loans and land loans, which represent 48.3% of our non-performing loans at September 30, 2012.  Further, our portfolio is concentrated in construction and land development loans, land loans and commercial and commercial real estate loans, all of which have a higher risk of loss than residential mortgage loans.

If current weak conditions in the housing and real estate markets continue, we expect that we will continue to experience further delinquencies and credit losses.  As a result, we could be required to make further increases in our provision for loan losses to increase our allowance for loan losses.  Our allowance for loan losses was 2.15% of total loans held for investment and 52.48% of non-performing loans at September 30, 2012. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and our capital.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	the cash flow of the borrower and/or the project being financed;
•	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;
•	the duration of the loan;
•	the credit history of a particular borrower; and
•	changes in economic and industry conditions.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through periodic comprehensive reviews and consideration of several factors, including, but not limited to:

•	an ongoing review of the quality, size and diversity of the loan portfolio;
•	evaluation of non-performing loans;
•	historical default and loss experience;
•	existing economic conditions;
•	risk characteristics of the various classifications of loans; and
•	the amount and quality of collateral, including guarantees; securing the loans.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for loan losses we will need additional provisions to replenish the allowance for loan losses.  Any additional provisions will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.

If our non-performing assets increase, our earnings will be adversely affected.

At September 30, 2012 our non-performing assets (which consist of non-accruing loans, accruing loans 90 days or more past due, non-accrual investment securities, and other real estate owned and other repossessed assets) were $38.3 million, or 5.19% of total assets. Our non-performing assets adversely affect our net income in various ways:

•	We do not record interest income on non-accrual loans or non-performing investment securities, except on a cash basis when the collectibility of the principal is not in doubt.
•	We must provide for probable loan losses through a current period charge to the provision for loan losses.
•	Non-interest expense increases when we must write down the value of properties in our other real estate owned portfolio to reflect changing market values.
•	Non-interest income decreases when we must recognize other-than-temporary impairment on non-performing investment securities.
•	There are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance costs related to our OREO.
•	The resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations.

We have classified an additional $13.4 million in loans as performing troubled debt restructurings at September 30, 2012.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation allowances, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property is taken in as OREO, and at certain other times during the assets holding period.  Our net book value (“NBV”) in the loan at the time of foreclosure and thereafter is compared to the updated estimated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s NBV over its fair value.  If our valuation process is incorrect or if the property declines in value after foreclosure, the fair value of our OREO may not be sufficient to recover our NBV in such assets, resulting in the need for a valuation allowance.

In addition, bank regulators periodically review our OREO and may require us to recognize further valuation allowances.  Significant charge-offs to our OREO, may have a material adverse effect on our financial condition and results of operations.

Other-than-temporary impairment charges in our investment securities portfolio could result in additional losses.

During the year ended September 30, 2012, we recognized a $214,000 other than temporary impairment ("OTTI") charge on private label mortgage backed securities we hold for investment.  Management concluded that the decline of the estimated fair value below the cost of these securities was other than temporary and recorded a credit loss through non-interest income. At September 30, 2012 our remaining private label mortgage backed securities portfolio totaled $2.8 million.

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

Our profitability is dependent to a large extent upon net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities.  We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively.  Changes in interest rates also can affect: (1) our ability to originate and/or sell loans; (2) the value of our interest-earning assets, which would negatively impact shareholders’ equity, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable or variable rate loans.  Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.  If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially affected.

In addition, a substantial majority of our real estate secured loans held are adjustable-rate loans.  Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, increasing the possibility of defaults that may adversely affect our profitability.

Increases in deposit insurance premiums and special FDIC assessments can adversely affect our earnings.

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

As required by the Dodd-Frank Act, the FDIC has adopted final regulations under which insurance premiums are based on an institution's average consolidated total assets less average tangible equity capital instead of its deposits.  While our FDIC insurance premiums initially will be reduced by these regulations, it is possible that our future insurance premiums will increase under the final regulations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and advances from the FHLB of Seattle, borrowings from the Federal Reserve Bank of San Francisco and other borrowings to fund our operations. At September 30, 2012, we had $45.0 million of FHLB advances outstanding with an additional $214.8 million of available borrowing capacity through the FHLB and the FRB.  Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general  such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington markets where our deposits are concentrated or adverse regulatory action against us.

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Although we consider our sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, our financial condition, results of operations, growth and future prospects could be materially adversely affected. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our income may not increase proportionately to cover our costs.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations, that are expected to increase our costs of operations.

The Bank is subject to extensive examination, supervision and comprehensive regulation by the FDIC and the DFI, and the Company is subject to examination and supervision by the Federal Reserve.  The FDIC, DFI and the Federal Reserve govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution's operations, reclassify assets, determine the adequacy of an institution's allowance for loan losses and determine the level of deposit insurance premiums assessed.

Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") has significantly changed the bank regulatory structure and will affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting and implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Bank.  For example, a provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts.  Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments.  Assessments are now based on the average consolidated total assets less average tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments and authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidate using a company's proxy materials.  The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Financial institutions such as the Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

On June 7, 2012, the Federal Reserve, FDIC and OCC approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank.  The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.  The proposed rules were subject to a public comment period that has expired and there is no date set for the adoption of final rules.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Company. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to the Company and the Bank.

In addition, in the current economic and regulatory environment, regulators of banks and bank holding companies have become more likely to impose capital requirements on bank holding companies and banks that are more stringent than those required by applicable existing regulations.

The application of more stringent capital requirements for the Company and the Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying dividends or buying back shares.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  At some point, we may need to raise additional capital to support continued growth.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance.  If we are able to raise capital it may not be on terms that are acceptable to us.  Accordingly, we cannot make assurances that we will be able to raise additional capital.  If we cannot raise additional capital when needed, our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. As a result, we may have to raise additional capital on terms that may be dilutive to our shareholders.  In addition, if we are unable to raise additional capital when required by the FDIC, we may be subject to adverse regulatory action.  See “– The Company and the Bank are required to comply with the terms of separate memoranda of understanding issued by their respective regulators and lack of compliance could result in additional regulatory actions.”

We may experience future goodwill impairment, which could reduce our earnings.

We performed our test for goodwill impairment for fiscal year 2012, but no impairment was identified. Our assessment of the fair value of goodwill is based on an evaluation of market capitalizations for similar financial institutions, discounted cash flows from forecasted earnings, our current market capitalization, and a valuation of our assets and liabilities. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge to earnings, which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital.

Our investment in Federal Home Loan Bank of Seattle stock may become impaired.

At September 30, 2012, we owned $5.7 million in FHLB stock.  As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is carried at cost, and it is subject to recoverability testing per accounting guidance for the impairment of long lived assets.  The FHLB has announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the "FHFA"), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has not paid a dividend since the fourth quarter of 2008. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet. As a result, we have not recorded an other-than-temporary impairment on our investment in FHLB stock. However, continued deterioration in the FHLB's financial position may result in impairment in the value of those securities.  In addition, on October 25, 2010, the FHLB of Seattle received a Consent Order from the FHFA.  The FHLB of Seattle reported, in its Form 10-Q for the quarter ended September 30, 2012, that it continues to address the requirements of the Consent Agreement and that, as of September 30, 2012, it met all minimum financial metrics required under the Consent Agreement.  Further, the FHLB of Seattle reported that in September, 2012 that the FHFA reclassified the FHLB of Seattle to be adequately capitalized. Any dividends on, or repurchases of, the FHLB of Seattle stock continue to require consent of the FHFA. The FHFA recently approved the FHLB of Seattle to repurchase a portion of its stock and $50,000 of FHLB of Seattle stock was purchased from the  Bank in September, 2012.  We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

We may experience further decreases in the fair value of our mortgage servicing rights, which could reduce our earnings.

Mortgage servicing rights (“MSRs”) are capitalized at estimated fair value when acquired through the origination of loans that are subsequently sold with servicing rights retained.  At September 30, 2012 our MSRs totaled $2.0 million.  MSRs are amortized to servicing income on loans sold over the period of estimated net servicing income.  The estimated fair value of MSRs at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans.  On a quarterly basis we  evaluate the fair value of MSRs for impairment by comparing actual cash flows and estimated cash flows from the servicing assets to those estimated at the time servicing assets were originated.  Our methodology for estimated the fair value of MSRs is highly sensitive to changes in assumptions, such as prepayment speeds.  The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSRs portfolio.  For example, a decrease in mortgage interest rates typically increases the prepayment speeds of MSRs and therefore decreases the fair value of the MSRs.  We recorded a $10,000 valuation recovery to our MSRs during the year ended September 30, 2012, which increased our earnings.  Future decreases in mortgage interest rates could decrease the fair value of our MSRs, which would decrease our earnings.

Our assets as of September 30, 2012 include a deferred tax asset and we may not be able to realize the full amount of such asset.

We recognize deferred tax assets and liabilities based on differences between the financial statement recorded amounts and the tax bases of assets and liabilities.  At September 30, 2012, the net deferred tax asset was approximately $3.6 million.  The net deferred tax asset results primarily from our provision for loan losses recorded for financial reporting purposes, which has been larger than net loan charge-offs deducted for tax reporting purposes.

We regularly review our net deferred tax assets for recoverability based on our expectations of future earnings and expected timing of reversals of temporary differences and record a valuation allowance if deemed necessary.  Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income.  We believe the recorded net deferred tax asset at September 30, 2012 is fully realizable; however, if we determine that we will be unable to realize all or part of the net deferred tax asset, we would adjust the net deferred tax asset, which could negatively impact our financial condition and results of operations.

New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company's stockholders. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Additionally, actions by regulatory agencies or significant litigation against us could require us to devote significant time and resources to defending our business and may lead to penalties that materially affect us. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time.

The Series A Preferred Stock impacts net income (loss) to our common shareholders and net income (loss) per common share and the warrant we issued to Treasury may be dilutive to holders of our common stock.

On November 13, 2012, our outstanding 16,641 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, ("Series A Preferred Stock") with a redemption value of $1,000 per share, originally issued to the U.S. Treasury Department ("Treasury") on December 23, 2008 as part of the CPP, was sold by the Treasury as part of its efforts to manage and recover its investments under the TARP.  While the sale of these preferred shares to new owners did not result in any proceeds to the Company and did not change the Company's capital position or accounting for these securities, it did eliminate restrictions put in place by the Treasury on TARP recipients.  The Treasury retained its related warrant to purchase up to 370,899 shares of our common stock at a price of $6.73 per share at any time through December 23, 2018.  The dividends declared or accrued on the Series A Preferred Stock reduce the net income (increase the net loss) to common shareholders and our net income (loss) per common share.  The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale of the Series A Preferred Stock is exercised.  The shares of common stock underlying the warrant represent approximately 5.0% of the shares of our common stock outstanding as of September 30, 2012 (including the shares issuable upon exercise of the warrant in total shares outstanding).  Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

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

Holders of our common stock are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so. We suspended our cash dividend during the quarter ended June 30, 2010 and we do not know if we will resume the payment of dividends in the future.  Further, we are unable to pay any dividends on our common stock unless we are current on our payments to dividend holders of our preferred stock, including the Series A preferred stock, at any time outstanding or depositary shares representing such preferred stock then outstanding. In this regard, the FRB previously denied the Company’s requests to pay eight dividend payments on its Series A Preferred Stock from the May 15, 2010 payment through the August 15, 2012 payment.  The FRB recently approved the Company's requests to pay prior unpaid dividends on the Series A Preferred Stock.  As of September 30, 2012, the Company has made all dividend payments on its Series A Preferred Stock. No assurance can be given, however, that the FRB will continue to permit the Company to pay dividends on the Series A Preferred Stock.  In addition, under the terms of the Company MOU the payment of dividends by the Company to its shareholders is subject to the prior written non-objection of the FRB.  As an entity separate and distinct from the Bank, the Company derives substantially all of its revenue in the form of dividends from the Bank.  Accordingly, the Company is and will be dependent upon dividends from the Bank to satisfy its cash needs and to pay dividends on its common stock. The inability to receive dividends from the Bank could have a material adverse effect on the Company's business, financial condition and results of operations. The Bank's ability to pay dividends is subject to its ability to earn net income and, to meet certain regulatory requirements. As discussed above, under the Bank MOU, which was in effect as of September 30, 2012, the Bank could not pay dividends to the Company without prior approval from the FDIC and DFI, which also limits the Company's ability to pay dividends on its common stock. On December 12, 2012, the FDIC and the Division notified the Bank that the Bank MOU had been rescinded. The lack of a cash dividend could adversely affect the market price of our common stock.

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

We are subject to a variety of operational risks, including legal and compliance risk, fraud and theft risk and the risk of operational errors, which may adversely affect our business, results of operations and reputation.

We are from time to time subject to claims and proceedings related to our operations.  These claims and legal actions, which could include supervisory or enforcement actions by our regulators, or criminal proceedings, could involve large monetary claims, including civil money penalties or fines imposed by government authorities, and significant defense costs.  To mitigate the cost of some of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations.

Both internal and external fraud and theft are risks.  If personal, non-public, confidential or proprietary information of customers in possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss.  Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or if such information were to be intercepted or otherwise inappropriately taken by third parties.

Operational errors include clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.  Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified.  Because of our large transaction volume and our necessary dependence upon automated systems to record and process these transactions there is a risk that technical flaws or tampering or manipulation of those automated systems arising from events wholly or partially beyond our control may give rise to a disruption of service to customers and to financial loss or liability.  We are exposed to the risk that our business continuity and data security systems may prove to be inadequate.

The occurrence of any of these risks could result in a diminished ability to operate our business, additional costs to correct defects, potentially liability to clients, reputational damage and regulatory intervention, any of which could adversely affect our business, financial condition and results of operations.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

At September 30, 2012 the Bank operated 22 full service facilities.  The following table sets forth certain information regarding the Bank’s offices, all of which are owned, except for the Tacoma office, the Gig Harbor office and the Lacey office at 1751 Circle Lane SE, which are leased.

Location	Location	Approximate Square Footage	Deposits at September 30, 2012
			(In thousands)
Main Office:

624 Simpson Avenue	1966	7,700	$67,019
Hoquiam, Washington 98550

Branch Offices:

300 N. Boone Street	1974	3,400	32,369
Aberdeen, Washington 98520

201Main Street South	2004	3,200	29,903
Montesano, Washington 98563

361 Damon Road	1977	2,100	23,355
Ocean Shores, Washington 98569

2418 Meridian Avenue East	1980	2,400	38,490
Edgewood, Washington 98371

202 Auburn Way South	1994	4,200	25,918
Auburn, Washington 98002

12814 Meridian Avenue East (South Hill)	1996	4,200	33,467
Puyallup, Washington 98373

1201 Marvin Road, N.E.	1997	4,400	20,952
Lacey, Washington 98516

101 Yelm Avenue W.	1999	3,400	16,950
Yelm, Washington 98597

20464 Viking Way NW	1999	1,800	13,706
Poulsbo, Washington 98370

2419 224th Street E.	1999	3,900	30,429
Spanaway, Washington 98387

801 Trosper Road SW	2001	3,300	29,193
Tumwater, Washington 98512

7805 South Hosmer Street	2001	5,000	31,441
Tacoma, Washington 98408

2401 Bucklin Hill Road	2003	4,000	41,498
Silverdale, Washington 98383

(Table continues on following page)

Location	Year Opened	Approximate Square Footage	Deposits at September 30, 2012

423 Washington Street SE	2003	3,000	$20,559
Olympia, Washington 98501

3105 Judson Street	2004	2,700	28,168
Gig Harbor, Washington 98335

117 N. Broadway	2004	3,700	24,054
Aberdeen, Washington 98520

313 West Waldrip Street	2004	5,900	21,357
Elma, Washington 98541

1751 Circle Lane SE	2004	900	15,152
Lacey, Washington 98503

101 2nd Street	2004	1,800	22,513
Toledo, Washington 98591

209 NE 1st Street	2004	3,400	15,337
Winlock, Washington 98586

714 W. Main Street	2009	4,600	16,096
Chehalis, Washington 98532

Loan Center/Data Center:

120 Lincoln Street	2003	6,000	N/A
Hoquiam, Washington 98550

Administrative Offices:

305 8th Street
Hoquiam, Washington 98550	2004	4,100	N/A

Management believes that all facilities are appropriately insured and are adequately equipped for carrying on the business of the Bank.

At September 30, 2012 the Bank operated 23 proprietary ATMs that are part of a nationwide cash exchange network.

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

Item 4. Mine Safety Disclosures

           Not applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the Nasdaq Global Market under the symbol “TSBK.” As of November 30, 2012, there were 7,045,036 shares of common stock issued and approximately 560 shareholders of record.  The following table sets forth the high and low sales prices of, and dividends paid on, the Company's common stock for each quarter during the years ended September 30, 2012 and 2011.  The high and low price information was provided by the Nasdaq Stock Market.

			Dividends per
Fiscal 2012	High	Low	Common Share
First Quarter	$4.60	$3.25	$--
Second Quarter	4.79	3.86	--
Third Quarter	5.31	4.55	--
Fourth Quarter	6.11	4.75	--

			Dividends per
Fiscal 2011	High	Low	Common Share
First Quarter	$4.30	$3.28	$--
Second Quarter	5.95	3.62	--
Third Quarter	6.38	4.75	--
Fourth Quarter	6.25	3.90	--

Dividends

Dividend payments by the Company are dependent primarily on dividends received by the Company from the Bank.  Under federal regulations, the dollar amount of dividends the Bank may pay is dependent upon its capital position and recent net income.  Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the FDIC regulations.  However, an institution that has converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the mutual to stock conversion.  In addition, for the year ended September 30, 2012, the Bank was subject to restrictions on its ability to pay dividends to the Company under the terms of the Bank MOU.   This restriction has been lifted effective with the termination of the Bank MOU by the FDIC and the Division on December 12, 2012. The Company is also subject to restrictions on its ability to pay dividends to stockholders under the terms of the Company MOU.  Further, the Company also is subject to restrictions on its ability to pay dividends pursuant to the terms of the Series A Preferred Stock in the event all Series A Preferred Stock dividends are not paid.    For additional information regarding the Company’s and the Bank’s restrictions on the payment of dividends during the year ended September 30, 2012, see “Item 1A, Risk Factors – The Company and the Bank are required to comply with the terms of separate memoranda of understanding issued by their respective regulators and lack of compliance could result in additional regulatory actions,” and “– Regulatory and contractual restrictions may limit or prevent us from paying dividends on our common stock.”

Equity Compensation Plan Information

The equity compensation plan information presented under subparagraph (d) in Part III, Item 12. of this Form 10-K is incorporated herein by reference.

Stock Repurchases

The Company is subject to restrictions on its ability to repurchase its common stock pursuant to the terms of the Company MOU.  In addition, pursuant to the terms of the Series A Preferred Stock, the Company generally may not repurchase its common stock unless it is current on dividend payments on the Series A Preferred Stock.  For additional information, see Item 1A, “Risk Factors – The Company and the Bank are required to comply with the terms of separate memoranda of understanding issued by their respective regulators and lack of compliance could result in additional regulatory actions.”

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq U.S. Companies Index and with the SNL $250 to $500 Million Asset Thrift Index and the SNL $500 million to $1 Billion Asset Thrift Index, peer group indices.  Total return assumes the reinvestment of all dividends and that the value of the Company’s Common Stock and each index was $100 on September 30, 2007.

150
125
100
75
50
25
0
9/30/07
9/30/08
9/30/09
9/30/10
9/30/11
9/30/12
Timberland Bancorp, Inc.
NASDAQ Composite
SNL $250M-$500M Thrift Index
SNL $500M-$1B Thrift Index

	Period Ended
Index	09-30-07	09-30-08	09-30-09	09-30-10	09-30-11	09-30-12
Timberland Bancorp, Inc.	$100.00	$50.24	$33.16	$29.15	$29.15	$43.29
NASDAQ Composite	100.00	78.08	80.06	90.26	92.97	121.46
SNL $250M-$500 M Thrift Index*	100.00	85.04	79.72	81.39	92.00	109.76
SNL $500M-$1 B Thrift Index*	100.00	74.87	62.68	60.13	62.48	78.58

* Source: SNL Financial LC, Charlottesville, VA

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

	At September 30,
	2012	2011	2010	2009	2008
	(In thousands)
SELECTED FINANCIAL CONDITION DATA:

Total assets	$736,954	$738,224	$742,687	$701,676	$681,883
Loans receivable and loans held for sale, net	538,480	528,024	527,591	547,208	557,687
MBS and other investments held-to-maturity	3,339	4,145	5,066	7,087	14,233
MBS and other investments available-for-sale	4,945	6,717	11,119	13,471	17,098
FHLB Stock	5,655	5,705	5,705	5,705	5,705
Cash and due from financial institutions, interest-
bearing deposits in banks and fed funds sold	96,668	112,065	111,786	66,462	42,874
Certificates of deposit held for investment	23,490	18,659	18,047	3,251	--
OREO and other repossessed assets	13,302	10,811	11,519	8,185	511
Deposits	597,926	592,678	578,869	505,661	498,572
FHLB advances	45,000	55,000	75,000	95,000	104,628
Federal Reserve Bank advances	--	--	--	10,000	--
Shareholders' equity	90,319	86,205	85,408	87,199	74,841

	Year Ended September 30,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
SELECTED OPERATING DATA:

Interest and dividend income	$31,605	$33,966	$36,596	$38,801	$43,338
Interest expense	5,947	8,533	10,961	13,504	16,413
Net interest income	25,658	25,433	25,635	25,297	26,295
Provision for loan losses	3,500	6,758	10,550	10,734	3,900
Net interest income after
provision for loan losses	22,158	18,675	15,085	14,563	23,025
Non-interest income	9,781	8,681	5,696	6,949	4,178
Non-interest expense	25,568	25,963	24,641	22,739	20,349
Income (loss) before income taxes	6,371	1,393	(3,860)	(1,227)	6,854
Provision (benefit) for federal and state income taxes	1,781	304	(1,569)	(985)	2,849
Net income (loss)	4,590	1,089	(2,291)	(242)	4,005
Preferred stock dividends	(832)	(832)	(832)	(643)	--
Preferred stock accretion	(240)	(225)	(210)	(129)	--
Net income (loss) to common shareholders	$3,518	$32	$(3,333)	$(1,014)	$4,005

Net income (loss) per common share:
Basic	$0.52	$--	$(0.50)	$(0.15)	$0.62
Diluted	$0.52	$--	$(0.50)	$(0.15)	$0.61
Dividends per common share	$--	$--	$0.04	$0.39	$0.43
Dividend payout ratio (1)	N/A	N/A	N/A	N/A	74.33%
_______________
(1)	Cash dividends to common shareholders divided by net income (loss) to common shareholders.

	At September 30,
	2012	2011	2010	2009	2008
OTHER DATA:

Number of real estate loans outstanding	2,704	2,796	2,919	3,062	3,261
Deposit accounts	55,848	56,152	55,598	53,941	53,501
Full-service offices	22	22	22	22	21

	At or For the Year Ended September 30,
	2012	2011	2010	2009	2008
KEY FINANCIAL RATIOS:

Performance Ratios:
Return (loss) on average assets (1)	0.62%	0.15%	(0.32)%	(0.04)%	0.61%
Return (loss) on average equity (2)	5.21	1.26	(2.65)	(0.28)	5.35
Interest rate spread (3)	3.65	3.58	3.63	3.64	3.98
Net interest margin (4)	3.81	3.78	3.87	4.01	4.41
Average interest-earning assets to average
interest-bearing liabilities	117.42	115.24	114.51	117.42	115.70
Noninterest expense as a percent of
average total assets	3.48	3.54	3.43	3.35	3.10

Efficiency ratio (5)	72.15	76.11	78.65	70.52	65.42
Book value per common share	$10.52	$9.97	$9.89	10.17	$10.74

Asset Quality Ratios:
Non-accrual and 90 days or more past due loans
as a percent of total loans receivable, net	4.09%	4.32%	4.86%	5.36%	2.12%
Non-performing assets as a
percent of total assets (6)	5.19	5.01	5.53	5.52	1.83
Allowance for loan losses as a percent of total
loans receivable, net (7)	2.15	2.21	2.09	2.59	1.44
Allowance for loan losses as a percent
of non-performing loans (8)	52.48	51.18	43.01	47.11	67.14
Net charge-offs to average outstanding loans	0.66	1.13	2.45	0.79	0.12
Capital Ratios:
Total equity-to-assets ratio	12.26%	11.68%	11.50%	12.43%	10.98%
Average equity to average assets	11.98	11.81	12.05	12.72	11.47
__________________
(1)	Net income (loss) divided by average total assets.
(2)	Net income (loss) divided by average total equity.
(3)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(4)	Net interest income (before provision for loan losses) as a percentage of average interest-earning assets.
(5)	Non-interest expenses divided by the sum of net interest income and non-interest income.
(6)	Non-performing assets include non-accrual loans, loans past due 90 days or more and still accruing, non-accrual investment securities, other real estate owned and other repossessed assets.
(7)	Loans receivable includes loans held for sale and is before the allowance for loan losses.
(8)	Non-performing loans include non-accrual loans and loans past due 90 days or more and still accruing. Troubled debt restructured loans that are on accrual status are not included.

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

Special Note Regarding Forward-Looking Statements

Certain matters discussed on this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact and often include the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;  secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System and of our bank subsidiary by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action or require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions, which could adversely affect our liquidity and earnings; our compliance with  regulatory enforcement actions, including a regulatory memorandum of understanding (“MOU”) to which we are subject; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including as a result of Basel III; the impact of the Dodd Frank Wall Street Reform and Consumer Protection Act and the implementation of related rules and regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates;  increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common and preferred stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks described elsewhere in this Form 10-K.

Any of the forward-looking statements that we make in this Form 10-K and in the other public statements we make are based upon management's beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this annual report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal 2013 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company's results of operations and stock price performance.

Critical Accounting Policies and Estimates

The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America (“GAAP”) in the preparation of the Company's Consolidated Financial Statements.  The Company has identified five policies, that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements.  These policies relate to the methodology for the determination of the allowance for loan losses, the valuation of mortgage servicing rights (“MSRs”), the determination of other than temporary impairments in the market value of investment securities, the determination of goodwill impairment and the determination of the recorded value of other real estate owned.  These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussion and Analysis contained herein and in the notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.  In particular, Note 1 of the Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies,” generally describes the Company's accounting policies.  Management believes that the judgments, estimates and assumptions used in the preparation of the Company's Consolidated Financial Statements are appropriate given the factual circumstances at the time.  However, given the sensitivity of the Company's Consolidated Financial Statements to these critical policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.

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

While the Company believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request the Company to significantly increase or decrease its allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed elsewhere in this document.  Although management believes the level of the allowance as of September 30, 2012 was adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, results of examinations by the Company’s or the Bank’s regulators or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations.

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

The estimated fair value is evaluated at least annually by a third party firm for impairment by comparing actual cash flows and estimated cash flows from the servicing assets to those estimated at the time servicing assets were originated.  The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSRs’ portfolio.  The Company's methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions.  For example, the determination of fair value uses anticipated prepayment speeds.  Actual prepayment experience may differ and any difference may have a material effect on the fair value.  Thus, any measurement of MSRs' fair value is limited by the conditions existing and assumptions as of the date made.  Those assumptions may not be appropriate if they are applied at different times.

Other-Than-Temporary Impairment (OTTI) in the Estimated Fair Value of Investment Securities.  Unrealized investment securities losses on available for sale and held to maturity securities are evaluated at least quarterly by a third-party firm to determine whether declines in value should be considered “other than temporary” and therefore be subject to immediate loss recognition through earnings for the portion related to credit losses.  Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is less than the recorded value primarily as a result of changes in interest rates, when there has not been significant deterioration in the financial condition of the issuer, and the Company has the intent and the ability to hold the security for a sufficient time to recover the recorded value.  An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the recorded value primarily as a result of current market conditions and not a result of deterioration in the financial condition of the underlying borrowers or the underlying collateral (in the case of mutual funds) and the Company has the intent and the ability to hold the security for a sufficient time to recover the recorded value.  Other factors that may be considered in determining whether a decline in the value of either a debt or equity security is “other than temporary” include ratings by recognized rating agencies; capital strength and near-term prospects of the issuer, and recommendation of investment advisors or market analysts.  Therefore, continued deterioration of current market conditions could result in additional impairment losses recognized within the Company’s investment portfolio.

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

 One of the circumstances evaluated when determining if an impairment test of goodwill is needed more frequently than annually is the extent and duration that the Company's market capitalization (total common shares outstanding multiplied by current stock price) is less than the total equity applicable to common shareholders.  During the quarter ended June 30, 2012, the Company engaged a third party firm to perform the annual test for goodwill impairment.  The test concluded that recorded goodwill was not impaired.  As of September 30, 2012, there have been no events or changes in the circumstances that would indicate a potential impairment.  No assurance can be given, however, that the Company will not record an impairment loss on goodwill in the future.

Other Real Estate Owned (“OREO”) and Other Repossessed Assets. Other real estate owned and other repossessed assets consist of properties or assets acquired through or in lieu of foreclosure, and are recorded initially at the estimated fair value of the properties less estimated costs of disposal.  Costs relating to development and improvement of the properties or assets are capitalized while costs relating to holding the properties or assets are expensed.  Valuations are periodically performed by management, and a charge to earnings is recorded if the recorded value of a property exceeds its estimated net realizable value.

New Accounting Pronouncements

For a discussion of new accounting pronouncements and their impact on the Company, see Note 1 of the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Operating Strategy

The Company is a bank holding company which operates primarily through its subsidiary, the Bank. The Bank is a community-oriented bank which has traditionally offered a wide variety of savings products to its retail customers while concentrating its lending activities on real estate loans. Weak economic conditions and ongoing stress on the housing and financial markets have prevailed since 2008 in portions of the United States, including Washington State where we hold substantially all of our loans and conduct all of our operations. The majority of our loans are secured by collateral and made to borrowers located in Washington State. Western Washington, which includes our primary market areas, has experienced home price declines, increased foreclosures, and has experienced above average unemployment rates.  As a result, our credit losses during these periods were at significantly higher levels than our historical experience and our net interest income and other operating revenues and expenses have also been adversely affected.  In response to the financial challenges in our market areas we have taken actions to manage our capital, reduce our exposure to speculative construction and land development loans and maintain higher levels of on balance sheet liquidity. We  continue to originate residential fixed rate mortgage loans primarily for sale in the secondary market. We also continue to manage the growth of our commercial and multi-family real estate loan portfolios in a disciplined fashion while continuing to dispose of other real estate owned properties and increase retail deposits.

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

Portfolio Diversification. In recent years, we have strictly limited the origination of speculative construction, land development and land loans in favor of loans that possess credit profiles representing less risk to the Bank. We will continue originating owner/builder and custom construction loans, multi-family loans, commercial business loans and certain commercial real estate loans which offer higher risk adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations. We anticipate capturing more of each customer's banking relationship by cross selling our loan and deposit products and offering additional services to our customers.

Increase Core Deposits and other Retail Deposit Products. We focus on establishing a total banking relationship with our customers with the intent of internally funding our loan portfolio. We anticipate that the continued focus on customer relationships will increase our level of core deposits and locally-based retail certificates of deposit. In addition to our retail branches we maintain technology based products such as business cash management and a business remote deposit product that enables us to compete effectively with banks of all sizes.

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

Market Risk and Asset and Liability Management

General.  Market risk is the risk of loss from adverse changes in market prices and rates.  The Bank's market risk arises primarily from interest rate risk inherent in its lending, investment, deposit and borrowing activities.  The Bank, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities.  Management actively monitors and manages its interest rate risk exposure.  Although the Bank manages other risks, such as credit quality and liquidity risk, in the normal course of business management considers interest rate risk to be its most significant market risk that could potentially have the largest material effect on the Bank's financial condition and results of operations.  The Bank does not maintain a trading account for any class of financial instruments nor does it engage in hedging activities.  Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk.

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

Sharp increases or decreases in interest rates may adversely affect the Bank's earnings.  Management of the Bank monitors the Bank's interest rate sensitivity through the use of a model provided by FIMAC Solutions, LLC (“FIMAC”), a company that specializes in providing the financial services industry interest risk rate risk and balance sheet management services. Based on a rate shock analysis prepared by FIMAC based on data at September 30, 2012, an immediate increase in interest rates of 200 basis points would increase the Bank’s projected net interest income by approximately 6.7%, primarily because a larger portion of the Bank's interest rate sensitive assets than interest rate sensitive liabilities would reprice within a one year period.  See “- Quantitative Aspects of Market Risk” below for additional information.  Management has sought to sustain the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Pursuant to this strategy, the Bank actively originates adjustable-rate loans for retention in its loan portfolio.  Fixed-rate mortgage loans with maturities greater than seven years  generally are originated for the immediate or future resale in the secondary mortgage market.  At September 30, 2012, adjustable-rate mortgage loans constituted $315.6 million or 69.1%, of the Bank's total mortgage loan portfolio due after one year.  Although the Bank has sought to originate ARM loans, the ability to originate such loans depends to a great extent on market interest rates and borrowers' preferences.  In lower interest rate environments, borrowers often prefer fixed-rate loans.

Consumer, commercial business and construction and land development loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Bank’s exposure to fluctuations in interest rates. At September 30, 2012, the consumer, commercial business and construction and land development portfolios amounted to $39.0 million, $22.6 million and $56.4 million, or 6.9%, 4.0% and 9.9% of total loans receivable (including loans held for sale), respectively.

Quantitative Aspects of Market Risk.  The model provided for the Bank by FIMAC estimates the changes in net portfolio value ("NPV") and net interest income in response to a range of assumed changes in market interest rates.  The model first estimates the level of the Bank's NPV (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment.  In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates.  The model then recalculates the Bank's NPV under different interest rate scenarios.  The change in NPV under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk.  The following table is provided by FIMAC based on data at September 30, 2012.

Hypothetical	Net Interest Income(1)(2)			Current Market Value
Interest Rate	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Scenario(3)	Value	from Base	from Base	Value	from Base	from Base
(Basis Points)	(Dollars in thousands)

+400	$27,685	$3,096	12.59%	$106,252	$505	0.48%
+300	27,058	2,469	10.04	106,194	447	0.42
+200	26,244	1,655	6.73	106,082	335	0.32
+100	25,386	797	3.24	105,945	198	0.19
BASE	24,589	--	--	105,747	--	--
-100	23,519	(1,070)	(4.35)	107,132	1,385	1.31
-200	22,717	(1,872)	(7.62)	119,856	14,109	13.34
___________
(1)	Does not include loan fees.
(2)	Includes BOLI income, which is included in non-interest income on the Consolidated Financial Statements.
(3)	No rates in the model are allowed to go below zero.

Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit decay, and should not be relied upon as indicative of actual results.  Furthermore, the computations do not reflect any actions management may undertake in response to changes in interest rates.

In the event of a 100 basis point decrease in interest rates, the Bank would be expected to experience a 1.3% increase in NPV and a 4.4% decrease in net interest income.  In the event of a 200 basis point increase in interest rates, a 0.3% increase in NPV and a 6.7% increase in net interest income would be expected.  Based upon the modeling described above, the Bank's asset and liability structure generally results in decreases in net interest income in a declining interest rate scenario and increases in net interest income in a rising rate scenario. This structure also generally results in an increase in NPV when rates increase or decrease.

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

Comparison of Financial Condition at September 30, 2012 and September 30, 2011

The Company's total assets decreased by $1.2 million, or 0.2%, to $737.0 million at September 30, 2012 from $738.2 million at September 30, 2011.  The decrease was primarily attributable to a decrease in cash and cash equivalents and a decrease in mortgage-backed securities and other investments.  These decreases were partially offset by an increase in net loans receivable, an increase in certificates of deposit ("CDs") held for investment and an increase in OREO and other repossessed assets.

Net loans receivable increased by $10.5 million, or 2.0%, to $538.5 million at September 30, 2012 from $528.0 million at September 30, 2011, primarily a result of increases in multi-family, commercial real estate, commercial real estate construction and custom and owner / builder construction loan balances.  These increases were partially offset by decreases to land, one-to four-family, multi-family construction, consumer and land development loan balances.

Total deposits increased by $5.2 million, or 0.9%, to $597.9 million at September 30, 2012 from $592.7 million at September 30, 2011, primarily as a result of increases in money market, non-interest bearing and savings account balances.  These increases were partially offset by decreases in CDs and N.O.W. checking account balances.

Shareholders' equity increased by $4.1 million, or 4.8%, to $90.3 million at September 30, 2012 from $86.2 million at September 30, 2011.  The increase was primarily due to net income for the year ended September 30, 2012, and was partially offset by preferred stock dividends. As of September 30, 2012, the Company exceeded all regulatory capital requirements required for bank holding company regulatory purposes. For additional details see Note 18 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" and "Item 1. Business - Regulation of the Company - Capital Requirements."

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment decreased by $10.6 million, or 8.1%, to $120.2 million at September 30, 2012 from $130.7 million at September 30, 2011.  The decrease was primarily due to a $15.4 million decrease in cash and cash equivalents, which was partially offset by a $4.8 million increase in CDs held for investment.  The Company continued to maintain high levels of liquidity primarily for regulatory and asset-liability management purposes.

Mortgage-backed Securities and Other Investments:  Mortgage-backed securities and other investments decreased by $2.6 million, or 23.7%, to $8.3 million at September 30, 2012 from $10.9 million at September 30, 2011.  The decrease was primarily as a result of regular amortization and prepayments on mortgage-backed securities, the sale of a $722,000 U.S. government agency MBS and OTTI charges recorded on private label residential MBS.  For additional details on mortgage-backed securities and other investments, see "Item 1, Business  -Investment Activities" and Note 3 of the Notes to the Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

Loans Receivable and Loans Held for Sale, Net of Allowance for Loan Losses:  Net loans receivable, including loans held for sale, increased by $10.5 million, or 2.0% to $538.5 million at September 30, 2011 from $528.0 million at September 30, 2011.  The increase was primarily a result of a $16.5 million increase in multi-family loan balances, a $10.2 million increase in commercial real estate loan balances, a $7.4 million increase in commercial real estate construction loan balances, a $7.1 million increase in custom and owner / builder construction loan balances and a $1.9 million decrease in the undisbursed portion of construction loans in process.  These increases to net loans receivable were partially offset by a $9.6 million decrease in land loan balances, a $9.0 million decrease in multi-family construction loan balances, a $7.7 million decrease in one-to four-family loan balances, a $5.3 million decrease in consumer loan balances and a $1.6 million decrease in land development loan balances.  The increase in multi-family loan balances and the decrease in multi-family construction loan balances were in part due to several multi-family construction projects completing the construction phase and converting to permanent financing.

Loan originations increased by 42.5% to $228.3 million for the year ended September 30, 2012 from $160.2 million for the year ended September 30, 2011.  The increase in loan originations was primarily due to increased demand for commercial real estate loans and multi-family loans and increased refinanced activity for single family home loans.  The Company continued to sell longer-term fixed rate loans for asset-liability management purposes and to generate non-interest income.  The Company sold $97.4 million in fixed rate one- to four-family mortgage loans during the year ended September 30, 2012 compared to $62.5 million for the fiscal year ended September 30, 2011.  For additional information on loans, see "Item 1, Business   Lending Activities" and Note 4 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

Premises and Equipment:  Premises and equipment increased by $496,000, or 2.9%, to $17.9 million at September 30, 2012 from $17.4 million at September 30, 2011.  The increase was primarily due to the remodeling of a vacant branch office building into office space for administrative personnel.  For additional information on premises and equipment, see "Item 2, Properties" and Note 6 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

Other Real Estate Owned:  OREO and other repossessed assets increased by $2.5 million, or 23.0% to $13.3 million at September 30, 2012 from $10.8 million at September 30, 2011.  The increase was primarily due to the addition of $9.4 million in OREO properties and other repossessed assets and was partially offset by the disposition of $6.0 million in OREO properties and other repossessed assets and lower of cost or fair value losses of $1.0 million.  At September 30, 2012, the OREO balance was comprised of 56 individual properties.  The properties consisted of eight commercial real estate properties totaling $6.5 million, 35 land parcels totaling $4.2 million, 12 single family homes totaling $1.7 million and a condominium project of $842,000.  The largest OREO property was a commercial office building with a balance of $2.8 million.  For additional information on OREOs, see "Item 1, Business Lending Activities  Nonperforming Assets" and Note 7 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

Bank Owned Life Insurance ("BOLI"):  BOLI increased $607,000, or 3.8%, to $16.5 million at September 30, 2012 from $15.9 million at September 30, 2011 due to net BOLI earnings.

Goodwill and Core Deposit Intangible ("CDI"):  The value of goodwill at $5.7 million at September 30, 2012 remained unchanged from September 30, 2011.  The amortized value of CDI decreased by $148,000 to $249,000 at September 30, 2012 from $397,000 at September 30, 2011 due to scheduled amortization.  The Company performed its annual review of goodwill during the quarter ended June 30, 2012 and determined that there was no impairment.  For additional information on goodwill and CDI, see Note 1 and Note 8 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

Mortgage Servicing Rights ("MSRs"):  MSRs decreased $97,000, or 4.6%, to $2.0 million at September 30, 2012 from $2.1 million at September 30, 2011, as the amortization of MSRs exceeded the capitalized value of MSRs added during the year. The principal amount of loans serviced for Freddie Mac increased $6.0 million, or 2.0% to $304.9 million at September 30, 2012 from $298.9 million at September 30, 2011. The Company recorded a $10,000 valuation reserve recovery on MSRs during the year ended September 30, 2012.  For additional information on MSRs, see Note 5 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

Prepaid FDIC Insurance Assessment:  The prepaid FDIC insurance assessment decreased $917,000, or 43.6%, to $1.2 million at September 30, 2012 from $2.1 million at September 30, 2011 as a portion of the prepaid amount was expensed.

Deposits: Deposits increased by $5.2 million, or 0.9%, to $597.9 million at September 30, 2012 from $592.7 million at September 30, 2011.  The increase was primarily a result of an $18.5 million increase in money market account balances, a $10.8 million increase in non-interest account balances and a $3.9 million increase in savings account balances.  These increases were partially offset by a $22.8 million decrease in CD account balances and a $5.2 million decrease in N.O.W. checking account balances.  The increases in money market account balances and savings account balances and the decrease in CD accounts were in part due to the low interest rate environment, as some depositors opted to place maturing CD funds into non-maturity accounts to retain flexibility if interest rates increased.  The Company also experienced deposit inflows due to a number of customers transferring funds from other financial institutions during the year ended September 30, 2012.  For additional information on deposits, see "Item 1, Business   Deposit Activities and Other Sources of Funds" and Note 9 of the Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

FHLB Advances: FHLB advances decreased by $10.0 million, or 18.2%, to $45.0 million at September 30, 2012 from $55.0 million at September 30, 2011 as the Company used a portion of its liquid assets to repay maturing advances.  For additional information on borrowings, see "Item 1, Business   Deposit Activities and Other Sources of Funds   Borrowings" and Note 10 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

Shareholders' Equity:  Total shareholders' equity increased by $4.1 million, or 4.8%, to $90.3 million at September 30, 2012 from $86.2 million at September 30, 2011.  The increase was primarily due to net income of $4.6 million, a $264,000 reduction in unearned shares issued to ESOP equity account and a $65,000 reduction in the accumulated other comprehensive loss equity component.  These increases to shareholders' equity were partially offset by preferred stock dividends of $832,000.

For additional information on shareholders' equity, see the Consolidated Statements of Shareholders' Equity contained in "Item 8, Financial Statements and Supplementary Data."

Comparison of Operating Results for the Years Ended September 30, 2012 and 2011

Net income for the year ended September 30, 2012 increased $3.50 million, or 321.5%, to $4.59 million compared to $1.10 million for the year ended September 30, 2011.  Net income to common shareholders after adjusting for preferred stock dividends and preferred stock discount accretion increased $3.49 million for the year ended September 30, 2012 from $32,000 for the year ended September 30, 2011.  Net income per diluted common share increased to $0.52 for the year ended September 30, 2012 compared to $0.00 for the year ended September 30, 2011. The increase in net income was primarily due to a decrease in the provision for loan losses, and an increase in non-interest income partially offset by an increase in the provision for income taxes.  Also contributing to the improvement in net income were an increase in net interest income and a decrease in non-interest expense.

The decrease in the provision for loan losses was primarily a result of a decrease in the level of net charge-offs for the year ended September 30, 2012 compared to the prior year.

The increase in non-interest income was primarily a result of an increase in gain on sale of loans, an increase in ATM and debit card interchange transaction fees and a reduction in net OTTI on MBS and other investments.  These increases to non-interest income were partially offset by a reduction in the valuation recovery on MSRs and a decrease in service charges on deposits.

The increase in net interest income was primarily attributable to an increase in the Company's net interest margin.

The decrease in non-interest expense was primarily attributable to decreases in salaries and employee benefits expense, FDIC insurance expense, other insurance expense and loan administration and foreclosure expense. These decreases to non-interest expense were partially offset by an increase OREO related expenses.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income:  Net interest income increased by $225,000, or 0.9%, to $25.66 million for the year ended September 30, 2012 from $25.43 million for the year ended September 30, 2011.  The increase in net interest income was primarily attributable to increases in the Company's average loan receivable and its net interest margin.

Total interest and dividend income decreased by $2.36 million, or 7.0%, to $31.61 million for the year ended September 30, 2012 from $33.97 million for the year ended September 30, 2011 as the yield on interest earning assets decreased to 4.69% from 5.04%.  The decrease in the weighted average yield on interest earning assets was primarily a result of a decrease in overall market rates.

Total interest expense decreased by $2.59 million to $5.95 million for the year ended September 30, 2012 from $8.53 million for the year ended September 30, 2011 as the average rate paid on interest-bearing liabilities decreased to 1.04% for the year ended September 30, 2012 from 1.46% for the year ended September 30, 2011.  The decrease in funding costs was primarily a result of a decrease in overall market rates, a change in the composition of deposit categories and a decrease in the average level of FHLB advances.

Average loans receivable increased $6.78 million to $544.52 million for the year ended September 30, 2012 as compared to $537.74 million for the year ended September 30, 2011.  The net interest margin increased three basis points to 3.81% for the year ended September 30, 2012 from 3.78% for the year ended September 30, 2011 as funding costs decreased at a greater rate than the yield on interest earning assets.

Provision for Loan Losses: The provision for loan losses decreased by $3.26 million, or 48.2%, to $3.50 million for the year ended September 30, 2012 from $6.76 million for the year ended September 30, 2011.  Net charge-offs decreased by $2.46 million, or 40.4%,  to $3.62 million for the year ended September 30, 2012 from $6.08  million for the year ended September 30, 2011  The net charge-offs to average outstanding loans ratio was 0.66% for the year ended September 30, 2012 and 1.13% for the year ended September 30, 2011.

The Company has established a comprehensive methodology for determining the provision for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses.  Impaired loans are subject to an impairment analysis to determine an appropriate reserve to be held against each loan.  The aggregate principal impairment amount determined at September 30, 2012 was $2.90 million.

Based on the comprehensive methodology, management deemed the allowance for loan losses of $11.83 million at September 30, 2012 (2.15% of loans receivable and loans held for sale and 52.5% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.  While the Company believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that, substantial increases will not be necessary should the quality of any loans deteriorate.  Any material increase in the allowance for loan losses would adversely affect the Company's financial condition and results of operations.  For additional information, see "Item 1, Business - Lending Activities -- Allowance for Loan Losses."

Non-interest Income: Total non-interest income increased by $1.10 million, or 12.7%, to $9.78 million for the year ended September 30, 2012 from $8.68 million for the year ended September 30, 2011.  This increase was primarily a result of a $924,000 increase in gain on sale of loans, a $261,000 increase in ATM and debit card interchange transaction fees and a $233,000 reduction in net OTTI on MBS and other investments.  These increases to non-interest income were partially offset by a $395,000 decrease in the valuation recovery on MSRs and a $112,000 decrease in service charges on deposits.

The increased income from loan sales was primarily a result of an increase in the amount of residential loans sold in the secondary market for the year ended September 30, 2012.  The sale of one-to four-family mortgage loans increased to $97.4 million for the year ended September 30, 2012 from $62.5 million for the year ended September 30, 2011.  The increased loan sales were primarily due to increased refinance activity that was attributable to decreased interest rates for fixed rate mortgage loans.  The increased ATM and debit card interchange transaction fees were primarily due to several deposit promotions designed to increase ATM and debit card usage.   The decrease in OTTI charges on MBS and other investments was primarily due to a reduction in the level of private label MBS in the Company's investment portfolio.  At September 30, 2012, the Company's remaining private label MBS had been reduced to $2.78 million from an original acquired balance of $15.30 million.

The Company's valuation recovery on MSRs decreased by $395,000 to $10,000 for the year ended September 30, 2012 from $$405,000 for the year ended September 30, 2011.  The valuation of the MSRs was based on a third party valuation of the MSR asset.  At September 30, 2012, the MSR asset had a remaining valuation allowance of $475,000 available for future recovery.

The reduction in service charges on deposits was a result of fewer overdrafts on checking accounts.

Non-interest Expense:   Total non-interest expense decreased by $395,000, or 1.5%, to $25.57 million for the year ended September 30, 2012 from $25.96 million for the year ended September 30, 2011.  The decrease was primarily attributable to a $528,000 decrease in salaries and employee benefits, a $219,000 decrease in FDIC insurance expense, a $147,000 decrease in other insurance expense and a $143,000 decrease in loan administration and foreclosure expense.  These decreases to non-interest expense were partially offset by a $608,000 increase in OREO and other repossessed assets expense.

The decrease in salaries and employee benefits expense was partially a result of an increased level of loan originations.  Under GAAP, the portion of a loan origination fee that is attributable to the estimated employee costs to generate the loan is recorded as a reduction to salaries and employee benefit expense.  With the increase in loan originations, the loan origination fees that reduced salaries and employee benefit expense increased by $480,000 during the year ended September 30, 2012 compared to the year ended September 30, 2011.

The decrease in FDIC insurance expense was primarily due to changes in the assessment calculation as a result of the implementation of the Dodd-Frank Act.  The decrease in other insurance expense was primarily a result of reduced insurance premiums.  The decrease in loan administration and foreclosure expense was primarily a result of decreased foreclosure related expenses.

The increase in OREO related expenses was primarily a result of an increase in the number of OREO properties held and valuation write-downs based on updated appraisals received for several properties.

The Company's efficiency ratio improved to 72.15% for the year ended September 30, 2012 from 76.11% for the year ended September 30, 2011.

Provision for Federal and State Income Taxes: The provision for federal and state income taxes increased by $1.48 million, or 485.9% to $1.78 million for the year ended September 30, 2012 from $304,000 for the year ended September 30, 2011, primarily due to increased income before income taxes.  The Company's effective federal and state income tax rate was 28.0% for the year ended September 30, 2012 compared to 21.8% for the year ended September 30, 2011.  The difference in the effective tax rate was primarily due to a higher percentage of income subject to tax.  Also impacting the effective tax rate were changes to the Company's deferred tax valuation allowance.  During the year ended September 30, 2012, income taxes were reduced by approximately $205,000 due to a deferred tax valuation recovery based on the expected implementation of certain tax planning strategies.  The deferred tax valuation allowance relates to a capital loss carryforward on the sale of securities in fiscal 2008.

For additional information on federal income taxes, see Note 13 of the Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

Comparison of Operating Results for the Years Ended September 30, 2011 and 2010

Net income was $1.09 million for the year ended September 30, 2011 compared to a net loss of $(2.29 million) for the year ended September 30, 2010.  Net income to common shareholders after adjusting for preferred stock dividends and preferred stock discount accretion was $32,000 for the year ended September 30, 2011 compared to net loss to common shareholders of $(3.33 million) for the year ended September 30, 2010.  Net income per diluted common share was $0.00 for the year ended September 30, 2011 compared to a loss per diluted common share of $(0.50) for the year ended September 30, 2010.  The improved earnings were primarily due to decreased provision for loan losses and increased non-interest income, which were partially offset by increased non-interest expenses and decreased net interest income.  Net income per diluted common share was $0.00 for the year ended September 30, 2011 compared to a loss per diluted common share of $(0.50) for the year ended September 30, 2010.

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

Net Interest Income:  Net interest income decreased by $202,000, or 0.8%, to $25.43 million for the year ended September 30, 2011 from $25.64 million for the year ended September 30, 2010.  The decrease in net interest income was primarily attributable to interest margin compression as the yield on interest earning assets decreased at a greater rate than funding costs.

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

The net interest margin decreased nine basis points to 3.78% for the year ended September 30, 2011 from 3.87% for the year ended September 30, 2010 as the yield on interest earning assets decreased at a greater rate than the funding costs decreased.  The margin compression was primarily due to a decrease in overall market rates and an increased level of average liquid assets with lower yields.

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

	Year Ended September 30,
	2012			2011			2010
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
				(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)(2)	$544,524	$30,831	5.66%	$537,740	$32,976	6.13%	$555,050	$35,344	6.43%
Mortgage-backed securities and
other investments	8,479	404	4.75	11,625	612	5.26	17,513	910	5.20
FHLB stock and equity securities	6,707	32	0.48	6,680	31	0.46	6,679	35	0.52
Interest-bearing deposits	114,514	338	0.30	117,491	347	0.29	82,455	307	0.37
Total interest-earning assets	674,224	31,605	4.69	673,536	33,966	5.04	661,697	36,596	5.53
Non-interest-earning assets	60,927			59,792			56,482

Total assets	$735,151			$733,328			$718,179

Interest-bearing liabilities:
Savings accounts	87,020	245	0.28	$73,696	459	0.62	$63,695	454	0.71
Money market accounts	70,111	334	0.48	57,996	435	0.75	59,988	677	1.13
NOW accounts	152,983	651	0.43	157,095	1,415	0.90	141,240	1,749	1.24
Certificates of deposit	215,759	2,721	1.26	240,174	3,827	1.59	234,550	4,927	2.10
Short-term borrowings(3)	699	--	0.05	511	--	0.05	923	3	0.33
Long-term borrowings (4)	47,603	1,996	4.19	55,000	2,397	4.35	77,479	3,151	4.07
Total interest bearing liabilities	574,175	5,947	1.04	584,472	8,533	1.46	577,875	10,961	1.90
Non-interest bearing liabilities	72,888			62,225			53,734
Total liabilities	647,063			646,697			631,609

Shareholders' equity	88,088			86,631			86,570
Total liabilities and
shareholders' equity	$735,151			$733,328			$718,179

Net interest income		$25,658			$25,433			$25,635
Interest rate spread.			3.65%			3.58%			3.63%
Net interest margin (5)			3.81%			3.78%			3.87%
Ratio of average interest-earning assets
to average interest-bearing liabilities			117.42%			115.24%			114.51%
_________________
(1)
Does not include interest on loans on non-accrual status.  Includes loans originated for sale.  Amortized net deferred loan fees, late fees, extension fees and prepayment penalties (2012, $802; 2011, $835; and 2010, $829) included with interest and dividends.

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

	Year Ended September 30,			Year Ended September 30,
	2012 Compared to Year			2011 Compared to Year
	Ended September 30, 2011			Ended September 30, 2010
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
			Net			Net
	Rate	Volume	Change	Rate	Volume	Change
			(In thousands)
Interest-earning assets:
Loans receivable (1)	$(2,555)	$411	$(2,144)	$(1,283)	$(1,085)	$(2,368)
Mortgage-backed securities and
other investments	(55)	(154)	(209)	11	(309)	(298)
FHLB stock and equity securities	1	--	1	(4)	--	(4)
Interest-bearing deposits	--	(9)	(9)	(72)	112	40
Total net change in income
on interest-earning assets	(2,609)	248	(2,361)	(1,348)	(1,282)	(2,630)

Interest-bearing liabilities:
Savings accounts	(286)	72	(214)	(61)	66	5
Money market accounts	(180)	79	(101)	(220)	(21)	(241)
NOW accounts	(728)	(36)	(764)	(515)	180	(335)
Certificates of deposit	(744)	(362)	(1,106)	(1,216)	115	(1,101)
Short-term borrowings	--	--	--	(1)	(1)	(2)
Long-term borrowings	(88)	(313)	(401)	212	(966)	(754)
Total net change in expense
on interest-bearing liabilities	(2,026)	(559)	(2,586)	(1,801)	(627)	(2,428)
Net change in net interest income	$(583)	$808	$225	$453	$(655)	$(202)
______________
(1)	Excludes interest on loans on non-accrual status. Includes loans originated for sale.

Liquidity and Capital Resources

The Bank's primary sources of funds are customer deposits, proceeds from principal and interest payments on loans, the sale of loans, maturing securities and FHLB advances.  While the maturity and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities.  The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At September 30, 2012, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 20.31%.  At September 30, 2012, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 30% of total assets, limited by available collateral, under which $45.0 million was outstanding.  The Bank also maintains a short-tem borrowing line with the Federal Reserve Bank with total credit based on eligible collateral.  At September 30, 2012 the Bank had no outstanding balance on this borrowing line.

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

The Bank's primary investing activity is the origination of mortgage loans.  During the years ended September 30, 2012, 2011 and 2010, the Bank originated $215.0 million, $142.4 million and $154.1 million of mortgage loans, respectively.  At September 30, 2011, the Bank had loan commitments totaling $31.8 million and undisbursed loans in process totaling $16.3 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  Certificates of deposit that are scheduled to mature in less than one year from September 30, 2012 totaled $131.7 million.  Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the years ended September 30, 2012, 2011 and 2010, the Bank sold $97.4 million, $62.5 million and $68.3 million in fixed rate, one- to four-family mortgage loans, respectively.  During the years ended September 30, 2012, 2011 and 2010, the Bank received $121.1 million, $96.7 million and $150.3 million in principal repayments, respectively.

The Bank’s liquidity has been impacted by increases in deposit levels.  During the years ended September 30, 2012, 2011 and 2010, deposits increased by $5.2 million, $13.8 million and $73.2 million, respectively.

Cash and cash equivalents, certificate of deposits held for investment and mortgage-backed securities and other investments decreased to $128.4 million at September 30, 2012 from $141.6 million at September 30, 2011.

Sources of capital and liquidity for the Company include distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory restrictions and approval.   For additional information regarding the Bank's restrictions on the payment of dividends, see "Item 1A, Risk Factors   The Company and the Bank are required to comply with the terms of separate memoranda of understanding issued by their respective regulators and lack of compliance could result in additional regulatory actions."

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital.  At September 30, 2012, the Bank was in compliance with all applicable capital requirements, including the higher Tier 1 leverage capital ratio that the Bank was required to comply with under the terms of the Bank MOU that was in effect at September 30, 2012.  For additional details see Note 18 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” and “Item 1. Business - Regulation of the Bank - Capital Requirements.”

Contractual obligations.  The following table presents, as of September 30, 2012, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date or contractual maturity.  These contractual obligations, except for the operating lease obligations are included in the Consolidated Balance Sheet.  The payment amounts represent those amounts contractually due at September 30, 2012.

	Payments due by period
	Less than 1 year	1 year through 3 years	After 3 years through 5 years	After 5 years	Total
Contractual obligations
	(In thousands)
Short-term debt obligations	$855	$--	$--	$--	$855
Long-term debt obligations	--	--	--	45,000	45,000
Operating lease obligations	211	144	144	95	594
Total contractual obligations	$1,066	$144	$144	$45,095	$46,449

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information contained under “Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk and Asset and Liability Management” of this Form 10-K is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

The Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2012.

TIMBERLAND BANCORP, INC. AND SUBSIDIARY

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	79
Consolidated Balance Sheets as of September 30, 2012 and 2011	80
Consolidated Statements of Operations For the Years Ended
September 30, 2012, 2011, and 2010	81
Consolidated Statements of Comprehensive Income (Loss) For the
Years Ended September 30, 2012, 2011 and 2010	83
Consolidated Statements of Shareholders' Equity For the
Years Ended September 30, 2012, 2011 and 2010	84
Consolidated Statements of Cash Flows For the Years Ended
September 30, 2012, 2011 and 2010	86
Notes to Consolidated Financial Statements	88

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Timberland Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Timberland Bancorp, Inc. and Subsidiary (collectively, “the Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2012.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Timberland Bancorp, Inc. and Subsidiary as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Delap LLP

Lake Oswego, Oregon
December 17, 2012

Consolidated Balance Sheets

(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011
	2012	2011
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$11,008	$11,455
Interest-bearing deposits in banks	85,660	100,610
Total cash and cash equivalents	96,668	112,065

Certificates of deposit (“CDs”) held for investment (at cost which approximates fair value)	23,490	18,659
Mortgage-backed securities (“MBS”) and other investments - held to maturity, at amortized cost (estimated fair value $3,632 and $4,229)	3,339	4,145
MBS and other investments - available for sale	4,945	6,717
Federal Home Loan Bank of Seattle (“FHLB”) stock	5,655	5,705

Loans receivable, net of allowance for loan losses of $11,825 and $11,946	537,053	523,980
Loans held for sale	1,427	4,044
Net loans receivable	538,480	528,024

Premises and equipment, net	17,886	17,390
Other real estate owned (“OREO”) and other repossessed assets, net	13,302	10,811
Accrued interest receivable	2,183	2,411
Bank-owned life insurance (“BOLI”)	16,524	15,917
Goodwill	5,650	5,650
Core deposit intangible (“CDI”)	249	397
Mortgage servicing rights (“MSRs”), net	2,011	2,108
Prepaid Federal Deposit Insurance Corporation (“FDIC”) insurance assessment	1,186	2,103
Other assets	5,386	6,122
Total assets	$736,954	$738,224

Liabilities and shareholders’ equity
Liabilities:
Deposits
Non-interest-bearing demand	$75,296	$64,494
Interest-bearing	522,630	528,184
Total deposits	597,926	592,678

FHLB advances	45,000	55,000
Repurchase agreements	855	729
Other liabilities and accrued expenses	2,854	3,612
Total liabilities	646,635	652,019

Commitments and contingencies (See Note 16)	--	--

Shareholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 16,641 shares, Series A, issued and outstanding; redeemable at $1,000 per share	16,229	15,989
Common stock, $0.01 par value; 50,000,000 shares authorized; 7,045,036 shares issued and outstanding	10,484	10,457
Unearned shares issued to Employee Stock Ownership Plan (“ESOP”)	(1,719)	(1,983)
Retained earnings	65,788	62,270
Accumulated other comprehensive loss	(463)	(528)
Total shareholders’ equity	90,319	86,205
Total liabilities and shareholders’ equity	$736,954	$738,224

See notes to consolidated financial statements.

Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2012, 2011 and 2010

	2012	2011	2010
Interest and dividend income
Loans receivable	$30,831	$32,976	$35,344
MBS and other investments	404	612	910
Dividends from mutual funds and FHLB stock	32	31	35
Interest-bearing deposits in banks	338	347	307
Total interest and dividend income	31,605	33,966	36,596

Interest expense
Deposits	3,951	6,136	7,807
FHLB advances – long-term	1,996	2,397	3,151
Federal Reserve Bank of San Francisco (“FRB”) borrowings and repurchase agreements	--	--	3
Total interest expense	5,947	8,533	10,961

Net interest income	25,658	25,433	25,635

Provision for loan losses	3,500	6,758	10,550

Net interest income after provision for loan losses	22,158	18,675	15,085

Non-interest income
Other than temporary impairment (“OTTI”)
on MBS and other investments	(206)	(236)	(998)
Adjustment for portion recognized in other comprehensive loss (before taxes)	(8)	(211)	(1,178)
Net OTTI on MBS and other investments	(214)	(447)	(2,176)

Realized losses on MBS and other investments	--	(2)	(20)
Gains on sales of MBS and other investments	22	79	--
Service charges on deposits	3,795	3,907	4,240
ATM and debit card interchange transaction fees	2,172	1,911	1,619
BOLI net earnings	607	517	491
Gains on sales of loans, net	2,472	1,548	1,547
Escrow fees	118	73	74
Fee income from non-deposit investment sales	71	92	84
Valuation recovery (allowance) on MSRs, net	10	405	(890)
Other	728	598	727
Total non-interest income, net	9,781	8,681	5,696

See notes to consolidated financial statements.

Consolidated Statements of Operations (continued)

(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2012, 2011 and 2010

	2012	2011	2010
Non-Interest expense
Salaries and employee benefits	$12,050	$12,578	$12,066
Premises and equipment	2,676	2,648	2,768
Advertising	726	800	829
OREO and other repossessed assets, net	1,982	1,374	882
ATM	794	802	698
Postage and courier	501	540	539
Amortization of CDI	148	167	191
State and local taxes	608	622	626
Professional fees	822	753	664
FDIC insurance	942	1,161	1,659
Other insurance	212	359	435
Loan administration and foreclosure	816	959	481
Data processing and telecommunications	1,265	1,172	941
Deposit operations	776	675	478
Other	1,250	1,353	1,384
Total non-interest expense	25,568	25,963	24,641

Income (loss) before income taxes	6,371	1,393	(3,860)

Provision (benefit) for federal and state income taxes	1,781	304	(1,569)

Net income (loss)	4,590	1,089	(2,291)

Preferred stock dividends	(832)	(832)	(832)
Preferred stock discount accretion	(240)	(225)	(210)

Net Income (loss) to common shareholders	$3,518	$32	$(3,333)

Net income (loss) per common share
Basic	$0.52	$0.00	$(0.50)
Diluted	0.52	0.00	(0.50)

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2012, 2011 and 2010

	2012	2011	2010
Comprehensive income (loss)
Net income (loss)	$4,590	$1,089	$(2,291)
Unrealized holding gain on securities
available for sale, net of tax	14	14	491
Change in OTTI on securities held to maturity, net of tax:
Additions	(27)	(65)	(23)
Additional amount recognized related to credit loss for which OTTI was previously
recognized	8	16	580
Amount reclassified to credit loss for
previously recorded market loss	24	188	209
Accretion of OTTI securities held to maturity,
net of tax	46	43	31

Total comprehensive income (loss)	$4,655	$1,285	$(1,003)

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2012, 2011 and 2010

	Number of Shares		Amount		Unearned Shares		Accumulated Other Compre-
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Issued to ESOP	Retained Earnings	hensive Loss	Total

Balance, September 30, 2009	16,641	7,045,036	$15,554	$10,315	$(2,512)	$65,854	$(2,012)	$87,199

Net loss	--	--	--	--	--	(2,291)	--	(2,291)
Accretion of preferred stock discount	--	--	210	--	--	(210)	--	--
Cash dividends
($0.04 per common share)	--	--	--	--	--	(283)	--	(283)
(5% preferred stock)	--	--	--	--	--	(832)	--	(832)
Earned ESOP shares	--	--	--	(78)	265	--	--	187
MRDP(1) compensation expense	--	--	--	134	--	--	--	134
Stock option compensation expense	--	--	--	6	--	--	--	6
Unrealized holding gain on securities available for sale, net of tax	--	--	--	--	--	--	491	491
Change in OTTI on securities held to maturity, net of tax	--	--	--	--	--	--	766	766
Accretion of OTTI on securities held to maturity, net of tax	--	--	--	--	--	--	31	31

Balance, September 30, 2010	16,641	7,045,036	15,764	10,377	(2,247)	62,238	(724)	85,408

Net income	--	--	--	--	--	1,089	--	1,089
Accretion of preferred stock discount	--	--	225	--	--	(225)	--	--
5% preferred stock dividend	--	--	--	--	--	(832)	--	(832)
Earned ESOP shares	--	--	--	(61)	264	--	--	203
MRDP compensation expense	--	--	--	134	--	--	--	134
Stock option compensation expense	--	--	--	7	--	--	--	7
Unrealized holding gain on securities available for sale, net of tax	--	--	--	--	--	--	14	14
Change in OTTI on securities held to maturity, net of tax	--	--	--	--	--	--	139	139
Accretion of OTTI on securities held to maturity, net of tax	--	--	--	--	--	--	43	43

Balance, September 30, 2011	16,641	7,045,036	15,989	10,457	(1,983)	62,270	(528)	86,205

(1) 1998 Management Recognition and Development Plan (“MRDP”).

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity (continued)

(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2012, 2011 and 2010

	Number of Shares		Amount		Unearned Shares		Accumulated Other Compre-
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Issued to ESOP	Retained Earnings	hensive Loss	Total

Balance, September 30, 2011	16,641	7,045,036	$15,989	$10,457	$(1,983)	$62,270	$(528)	$86,205

Net income	--	--	--	--	--	4,590	--	4,590
Accretion of preferred stock discount	--	--	240	--	--	(240)	--	--
5% preferred stock dividend	--	--	--	--	--	(832)	--	(832)
Earned ESOP shares	--	--	--	(65)	264	--	--	199
MRDP compensation expense	--	--	--	77	--	--	--	77
Stock option compensation expense	--	--	--	15	--	--	--	15
Unrealized holding gain on securities available for sale, net of tax	--	--	--	--	--	--	14	14
Change in OTTI on securities held to maturity, net of tax	--	--	--	--	--	--	5	5
Accretion of OTTI on securities held to maturity, net of tax	--	--	--	--	--	--	46	46

Balance, September 30, 2012	16,641	7,045,036	$16,229	$10,484	$(1,719)	$65,788	$(463)	$90,319

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2012, 2011 and 2010

	2012	2011	2010
Cash flow from operating activities
Net income (loss)	$4,590	$1,089	$(2,291)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	940	992	1,141
Deferred federal income taxes	154	156	466
Amortization of CDI	148	167	191
Earned ESOP shares	264	264	265
MRDP compensation expense	105	171	173
Stock option compensation expense	15	7	6
Gains on sale of MBS and other investments	(22)	(79)	--
Net OTTI on MBS and other investments	214	447	2,176
Realized losses on MBS and other investments	--	2	20
(Gains) losses on sale of OREO and other repossessed assets, net	373	(548)	(291)
Gains on sale of loans, net	(2,472)	(1,548)	(1,547)
Loss on disposition of premises and equipment, net	--	16	6
Provision for loan losses	3,500	6,758	10,550
Provision for OREO losses	1,048	1,402	535
Loans originated for sale	(93,073)	(63,945)	(69,727)
Amortization of MSRs	805	681	604
Proceeds from sales of loans	97,357	63,738	68,330
MSRs valuation allowance	(10)	(405)	890
BOLI net earnings	(607)	(517)	(491)
Decrease in deferred loan origination fees	(180)	(287)	(210)
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	2,239	2,138	(4,752)
Net cash provided by operating activities	15,388	10,699	6,044

Cash flow from investing activities
Net increase in CDs held for investment	(4,831)	(612)	(14,796)
Activity in MBS and other investments held to maturity:
Maturities and prepayments	751	850	1,222
Activity in MBS and other investments available for sale:
Maturities and prepayments	1,042	2,243	3,062
Proceeds from sales	743	2,272	--
Redemption of FHLB stock	50	--	--
(Increase) decrease in loans receivable, net	(22,860)	(10,157)	3,532
Additions to premises and equipment	(1,436)	(1,015)	(484)
Proceeds from sales of OREO and other repossessed assets	2,555	4,181	4,507
Purchase of BOLI	--	(2,000)	--
Net cash used by investing activities	(23,986)	(4,238)	(2,957)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (continued)

(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2012, 2011 and 2010

	2012	2011	2010
Cash flows from financing activities
Net increase in deposits	$5,248	$13,809	$73,208
Repayment of FHLB advances- long term	(10,000)	(20,000)	(20,000)
Net decrease in FRB advances – short term	--	--	(10,000)
Net increase (decrease) in repurchase agreements	126	107	(155)
ESOP tax effect	(65)	(61)	(78)
MRDP compensation tax effect	(28)	(37)	(39)
Payment of dividends	(2,080)	--	(699)
Net cash provided (used) by financing activities	(6,799)	(6,182)	42,237

Net increase (decrease) in cash and cash equivalents	(15,397)	279	45,324

Cash and Cash equivalents
Beginning of year	112,065	111,786	66,462

End of year	$96,668	$112,065	$111,786

Supplemental disclosures of cash flow information
Income taxes paid	$2,343	$2,097	$3
Interest paid	6,089	8,725	11,189

Supplemental disclosures of non-cash investing and financing activities
Loans transferred to OREO and other repossessed assets	$9,443	$5,782	$9,434
Loans originated to facilitate sale of OREO	3,095	1,538	1,349

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Timberland Bancorp, Inc. (“Timberland Bancorp”); its wholly owned subsidiary, Timberland Bank (the “Bank”); and the Bank’s wholly owned subsidiary, Timberland Service Corp. (collectively,  “the Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations

Timberland Bancorp is a bank holding company which operates primarily through its subsidiary, the Bank.  The Bank was established in 1915 and, through its 22 branches located in Grays Harbor, Pierce, Thurston, Kitsap, King and Lewis counties in Washington State, attracts deposits from the general public, and uses those funds, along with other borrowings, primarily to provide residential real estate, construction, commercial real estate, commercial business and consumer loans to borrowers primarily in western Washington.

Consolidated Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the banking industry.  The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the consolidated balance sheet, and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the determination of OTTI in the estimated fair value of mortgage-backed securities, the valuation of MSRs, the valuation of OREO and the determination of goodwill impairment.

Certain prior year amounts have been reclassified to conform to the fiscal 2012 presentation with no change to net income (loss) or shareholders’ equity previously reported.

Segment Reporting

The Company has one reportable operating segment which is defined as community banking in western Washington under the operating name, “Timberland Bank.”

(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 1 - Summary of Significant Accounting Policies (continued)

U.S. Treasury Department’s Capital Purchase Program

On November 13, 2012, the Company’s outstanding 16,641 shares of preferred stock, with a liquidation value of $1,000 per share, originally issued to the U.S. Treasury Department (“Treasury”) as part of the Treasury’s Capital Purchase Program (“CPP”), was sold by the Treasury as part of the its efforts to manage and recover its investments under the Troubled Asset Relief Program (“TARP”). While the sale of these preferred shares to new owners did not result in any proceeds to the Company and did not change the Company’s capital position or accounting for these securities, it did eliminate restrictions put in place by the Treasury on TARP recipients.  The Treasury retained its related warrant to purchase up to 370,899 shares of the Company’s common stock at a price of $6.73 per share at any time through December 23, 2018.  The preferred stock has a 5.0% dividend through December 23, 2013, after which the rate increases to 9.0% until the preferred shares are redeemed by the Company.

The preferred stock was initially recorded at the amount of proceeds received.  The discount from the liquidation value is accreted to the expected call date and charged to retained earnings.  This accretion is recorded using the level-yield method.  Preferred dividends paid (or accrued) and any accretion is deducted from (added to) net income (loss) for computing net income (loss) to common shareholders and net income (loss) per common share computations.

Dividends were in arrears at September 30, 2011 and 2010 in the amount of $1.2 million and $416,000, respectively.  All dividends were paid current as of September 30, 2012.

MBS and Other Investments

MBS and other investments are classified upon acquisition as either held to maturity or available for sale.  Securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reflected at amortized cost.  Securities classified as available for sale are reflected at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of tax effects.  Premiums and discounts are amortized to earnings using the interest method over the contractual life of the securities.  Gains and losses on sales of securities are recognized on the trade date and determined using the specific identification method.

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
September 30, 2012 and 2011

Note 1 - Summary of Significant Accounting Policies (continued)

MBS and Other Investments (concluded)

Declines in the fair value of individual securities available for sale that are deemed to be other than temporary are reflected in earnings when identified.  The fair value of the security then becomes the new cost basis.  For individual securities which the Company does not intend to sell and it is not more likely than not that the Company will be required to sell before recovery of its amortized cost basis, the other than temporary decline in the fair value of the security related to 1) credit loss is recognized in earnings and 2) market or other factors is recognized in other comprehensive income or loss.  Credit loss is recorded if the present value of cash flows is less than the amortized cost.  For individual securities which the Company intends to sell or more likely than not will not recover all of its amortized cost, the OTTI is recognized in earnings equal to the entire difference between the security’s cost basis and its fair value at the consolidated balance sheet date.  For individual securities for which credit loss has been recognized in earnings, interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized.  Interest received after accruals have been suspended is recognized on a cash basis.

FHLB Stock

The Company, as a member of the FHLB, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB.  No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value. Accordingly, $100 per share par value is deemed to be a reasonable estimate of fair value.

The Company evaluated its investment in the FHLB stock for OTTI, consistent with its accounting policy.  Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB, the actions being taken by the FHLB to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company does not believe that its investment in the FHLB is impaired.  Further, during the quarter ended September 30, 2012, the Federal Housing Finance Agency (“Finance Agency”) upgraded the FHLB’s capital classification to “adequately capitalized” and granted the FHLB authority to repurchase up to $25 million of excess capital stock per quarter at par value, provided they receive a non-objection for each quarter’s repurchase from the Finance Agency.  Even though the Company did not determine its investment in the FHLB stock was impaired at September 30, 2012, future deterioration of the FHLB’s financial condition may result in future impairment losses.

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
September 30, 2012 and 2011

Note 1 - Summary of Significant Accounting Policies (continued)

Loans Receivable

Loans are stated at the amount of unpaid principal, reduced by the undisbursed portion of construction loans in process, deferred loan origination fees and the allowance for loan losses.

Troubled Debt Restructured Loans

A troubled debt restructured loan is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider.

The loan terms which have been modified or restructured due to a borrower’s financial difficulty, include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizing, extensions, deferrals and renewals.  Troubled debt restructured loans are considered impaired and are individually evaluated for impairment.

Impaired Loans

A loan is generally considered impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments due in accordance with the original or modified terms of the loan agreement.  When a loan is considered collateral dependent, impairment is measured using the estimated fair value of the underlying collateral, less any prior liens, and when applicable, less estimated selling costs.  For impaired loans that are not collateral dependent, impairment is measured using the present value of expected future cash flows, discounted at the loan’s original effective interest rate.

The categories of non-accrual loans and impaired loans overlap, although they are not coextensive.  The Company considers all circumstances regarding the loan and borrower on an individual basis when determining whether an impaired loan should be placed on non-accrual status.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio.  The allowance is provided based upon management's comprehensive analysis of the pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and a detailed analysis of individual loans for which full collectability may not be assured.  The detailed analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment.  The allowance consists of specific and general components.  The specific component relates to loans that are deemed impaired.  For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value less selling costs, if applicable, or observable market price) of the impaired loan is lower than the recorded value of that loan.  The general component covers non-classified loans and classified loans that are not evaluated individually for impairment and is based on historical loss experience adjusted for qualitative factors.  Qualitative factors are determined by loan type and allow management to augment reserve levels to reflect the current general economic environment and portfolio performance

(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 1 - Summary of Significant Accounting Policies (continued)

Allowance for Loan Losses (concluded)

trends including recent charge-off trends.  Allowances are provided based on management’s continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, collateral values, geographic concentrations, seasoning of the loan portfolio, specific industry conditions, the duration of the current business cycle and regulatory requirements.  The appropriateness of the allowance for loan losses is estimated based upon these factors and trends identified by management at the time consolidated financial statements are prepared.

In accordance with the Financial Accounting Standards Board (“FASB”) guidance for receivables, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Smaller balance homogenous loans, such as residential mortgage loans and consumer loans, may be collectively evaluated for impairment. When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when, as an alternative, the current estimated fair value of the collateral, reduced by estimated costs to sell (if applicable), is used. The valuation of real estate collateral is subjective in nature and may be adjusted in future periods because of changes in economic conditions.  Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate in determining the estimated fair value of particular properties.  In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals.  Accordingly, the amounts of any such potential changes and any related adjustments are generally recorded at the time such information is received. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest and net deferred loan origination fees or costs), impairment is recognized by creating or adjusting an allocation of the allowance for loan losses and uncollected accrued interest is reversed against interest income. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.

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

The ultimate recovery of all loans is susceptible to future market factors beyond the Company’s control. These factors may result in losses or recoveries differing significantly from those provided in the consolidated financial statements. The Company has experienced a significant decline in valuations for some real estate collateral since October 2008.  If real estate values continue to decline and as updated appraisals are received on collateral for impaired loans, the Company may need to increase the allowance for loan losses appropriately. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 1 - Summary of Significant Accounting Policies (continued)

Interest on Loans and Loan Fees

Interest on loans is accrued daily based on the principal amount outstanding.  Generally, the accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest (based on contractual terms), unless they are well secured and in the process of collection.  In determining whether a borrower may be able to meet payments as they become due, management considers circumstances such as the financial strength of the borrower, the estimated collateral value, reasons for the delays in payments, payment record, the amounts past due and the number of days past due.  All interest accrued but not collected for loans that are placed on non-accrual status or charged off is reversed against interest income.  Subsequent collections on a cash basis are applied proportionately to past due principal and interest, unless collectability of principal is in doubt, in which case all payments are applied to principal.  Loans are returned to accrual status when the loan is deemed current, and the collectability of principal and interest is no longer doubtful, or, in the case of one- to four-family loans, when the loan is less than 90 days delinquent.

The Company charges fees for originating loans.  These fees, net of certain loan origination costs, are deferred and amortized to income, on the level-yield basis, over the loan term.  If the loan is repaid prior to maturity, the remaining unamortized deferred loan origination fee is recognized in income at the time of repayment.

MSRs

The Company holds rights to service loans that it has originated and sold to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). MSRs are capitalized at estimated fair value when acquired through the origination of loans that are subsequently sold with the servicing rights retained and are amortized to servicing income on loans sold in proportion to and over the period of estimated net servicing income.  The value of MSRs at the date of the sale of loans is estimated based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans.  The estimated fair value is periodically evaluated for impairment by comparing actual cash flows and estimated future cash flows from the servicing assets to those estimated at the time servicing assets were originated.  Fair values are estimated using discounted cash flows based on current market rates of interest.  For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans.  The Company stratifies its capitalized MSRs based on product type and term of the underlying loans.  The amount of impairment recognized is the amount, if any, by which the amortized cost of the MSRs exceeds their fair value.  Impairment, if deemed temporary, is recognized through a valuation allowance to the extent that fair value is less than the recorded amount.

BOLI

BOLI policies are recorded at their cash surrender value less applicable cash surrender charges.  Income from BOLI is recognized when earned.

 (continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 1 - Summary of Significant Accounting Policies (continued)

Goodwill

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  Goodwill is presumed to have an indefinite useful life and is analyzed annually for impairment.  An annual review is performed during the third quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired.  If the fair value of the Company’s sole reporting unit exceeds the recorded value of the reporting unit, goodwill is not considered impaired and no additional analysis is necessary.

During the quarter ended June 30, 2012, the Company engaged a third party firm to perform the annual test for goodwill impairment.  The test concluded that recorded goodwill was not impaired.  As of September 30, 2012, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment.  No assurance can be given, however, that the Company will not record an impairment loss on goodwill in the future.

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

Impairment of Long-Lived Assets

Long-lived assets, consisting of premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the recorded amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the recorded amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the recorded amount of the assets exceeds the discounted recovery amount or estimated fair value of the assets.  No events or changes in circumstances have occurred during the years ended September 30, 2012 or 2011 that would cause management to evaluate the recoverability of the Company’s long-lived assets.

(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 1 - Summary of Significant Accounting Policies (continued)

OREO and Other Repossessed Assets

OREO and other repossessed assets consist of properties or assets acquired through or in lieu of foreclosure, and are recorded initially at the estimated fair value of the properties less estimated costs of disposal.  Costs relating to development and improvement of the properties or assets are capitalized, while costs relating to holding the properties or assets are expensed.  The valuation of real estate collateral is subjective in nature and may be adjusted in future periods because of changes in economic conditions.  Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate, in determining the estimated fair value of particular properties.  In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals.  Accordingly, the amounts of any such potential changes and any related adjustments are generally recorded at the time such information is received.

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

Income Taxes

The Company files a consolidated federal income tax return.  The Bank provides for income taxes separately and remits to (receives from) Timberland Bancorp amounts currently due.

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

With respect to accounting for uncertainty in incomes taxes a tax provision is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The Company recognizes interest and or/penalties related to income tax matters as income tax expense.

(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 1 - Summary of Significant Accounting Policies (continued)

Income Taxes (concluded)

The Company is no longer subject to United States federal income tax examination by tax authorities for years ended on or before September 30, 2008.

ESOP

The Bank sponsors a leveraged ESOP that is accounted for in accordance with the accounting requirements for stock compensation.  Accordingly, the debt of the ESOP is recorded as other borrowed funds of the Bank, and the shares pledged as collateral are reported as unearned shares issued to the ESOP on the consolidated balance sheets.  The debt of the ESOP is payable to Timberland Bancorp and is therefore eliminated in the consolidated financial statements.  As shares are released from collateral, compensation expense is recorded equal to the average market price of the shares for the period, and the shares become available for net income (loss) per common share calculations.   Dividends paid on unallocated shares reduce the Company’s cash contributions to the ESOP.

Cash and Cash Equivalents and Cash Flows

The Company considers amounts included in the consolidated balance sheets’ captions “Cash and due from financial institutions,” and “Interest-bearing deposits in banks,” all of which mature within ninety days, to be cash equivalents for purpose of reporting cash flows.  Cash flows from loans, deposits, FRB borrowings and repurchase agreements are reported net.

Interest-bearing deposits in banks as of September 30, 2012 and 2011 included deposits with the Federal Reserve Bank of San Francisco of $75,325,000 and $93,465,000, respectively.  The Company also maintains balances in correspondent bank accounts which, at times, may exceed FDIC insurance limits of $250,000.  Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the correspondent banks.

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

The Company’s stock compensation plans are described more fully in Note 15.

(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 1 - Summary of Significant Accounting Policies (concluded)

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) available for common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income available for common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period.  Common stock equivalents arise from assumed conversion of outstanding stock options and the outstanding warrant to purchase common stock.  Shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing net income (loss) per common share.

Related Party Transactions

The Chairman of the Board of the Bank and Timberland Bancorp is a member of the law firm that provides general counsel to the Company.  Legal fees paid to this law firm for the years ended September 30, 2012, 2011 and 2010 totaled $203,000, $176,000 and $133,000, respectively.

Recent Accounting Pronouncements

In September 2011, the FASB issued guidance regarding testing goodwill for impairment.  The new guidance allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of the reporting unit.  The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued guidance that defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income (loss) into net income (loss).  The deferral is temporary until the FASB reconsiders the operational concerns and needs of financial statement users.  The FASB has not yet announced a timetable for its reconsideration.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances on hand or on deposit with the Federal Reserve Bank, based on a percentage of transaction account deposits.  The amounts of the reserve requirement balances as of September 30, 2012 and 2011 were approximately $874,000 and $933,000, respectively.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 3 - Mortgage-Backed Securities and Other Investments

Mortgage-backed securities and other investments were as follows as of September 30, 2012 and 2011 (dollars in thousands):

At September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held to Maturity
Mortgage-backed securities:
U.S. government agencies	$1,493	$44	$(3)	$1,534
Private label residential	1,819	309	(60)	2,068
U.S. agency securities	27	3	--	30

Total	$3,339	$356	$(63)	$3,632

Available for Sale
Mortgage-backed securities:
U.S. government agencies	$2,828	$147	$--	$2,975
Private label residential	1,001	65	(109)	957
Mutual funds	1,000	13	--	1,013

Total	$4,829	$225	$(109)	$4,945

At September 30, 2011

Held to Maturity
Mortgage-backed securities:
U.S. government agencies	$1,831	$45	$(4)	$1,872
Private label residential	2,287	311	(271)	2,327
U.S. agency securities	27	3	--	30

Total	$4,145	$359	$(275)	$4,229

Available for Sale
Mortgage-backed securities:
U.S. government agencies	$4,395	$188	$--	$4,583
Private label residential	1,227	59	(152)	1,134
Mutual funds	1,000	--	--	1,000

Total	$6,622	$247	$(152)	$6,717

(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 3 - Mortgage-Backed Securities and Other Investments (continued)

The following table summarizes the estimated fair value and gross unrealized losses for all securities and the length of time the unrealized losses existed as of September 30, 2012 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity
Mortgage-backed securities:
U.S. government agencies	$7	$--	1	$100	$(3)	4	$107	$(3)
Private label residential	17	(1)	1	423	(59)	28	440	(60)
Total	$24	$(1)	2	$523	$(62)	32	$547	$(63)

Available for Sale
Mortgage-backed securities:
Private label residential	$--	$--	--	$651	$(109)	4	$651	$(109)
Total	$--	$--	--	$651	$(109)	4	$651	$(109)

The following table summarizes the estimated fair value and gross unrealized losses for all securities and the length of time the unrealized losses existed as of September 30, 2011 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity
Mortgage-backed securities:
U.S. government agencies	$109	$(1)	2	$357	$(3)	11	$466	$(4)
Private label residential	--	--	--	819	(271)	36	819	(271)
Total	$109	$(1)	2	$1,176	$(274)	47	$1,285	$(275)

Available for Sale
Mortgage-backed securities:
Private label residential	$--	$--	--	$760	$(152)	4	$760	$(152)
Total	$--	$--	--	$760	$(152)	4	$760	$(152)

 (continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 3 - Mortgage-Backed Securities and Other Investments (continued)

The Company has evaluated these securities and has determined that the decline in their value is temporary.  The unrealized losses are primarily due to unusually large spreads in the market for private label mortgage-related products.  The fair value of the mortgage-backed securities is expected to recover as the securities approach their maturity date and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the market value recovers.  Furthermore, as of September 30, 2012, management does not have the intent to sell any of the securities classified as available for sale where the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost (or recorded value if previously written down).

During the year ended September 30, 2012, the Company recorded net OTTI charges through earnings on residential mortgage-backed securities of $214,000.  For the year ended September 30, 2011, the Company recorded net OTTI charges through earnings on residential mortgage-backed securities of $447,000.

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

The following table presents a summary of the significant inputs utilized to measure management’s estimates of the credit loss component on OTTI securities as of September 30, 2012, 2011 and 2010:

	Range		Weighted
	Minimum	Maximum	Average
At September 30, 2012
Constant prepayment rate	6.00%	15.00%	8.77%
Collateral default rate	0.06%	28.40%	8.74%
Loss severity rate	0.52%	76.03%	48.28%

At September 30, 2011
Constant prepayment rate	6.00%	15.00%	10.71%
Collateral default rate	0.43%	24.23%	8.03%
Loss severity rate	11.93%	64.54%	39.22%

At September 30, 2010
Constant prepayment rate	6.00%	15.00%	8.28%
Collateral default rate	3.69%	68.09%	34.75%
Loss severity rate	30.02%	60.43%	45.35%

 (continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 3 - Mortgage-Backed Securities and Other Investments (continued)

The following table presents the OTTI losses for the years ended September 30, 2012, 2011 and 2010 (dollars in thousands).
	2012		2011		2010
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale

Total OTTI losses	$156	$50	$210	$26	$895	$103
Portion of OTTI losses recognized in other comprehensive loss (before taxes) (1)	8	--	211	--	1,178	--

Net OTTI recognized in earnings (2)	$164	$50	$421	$26	$2,073	$103
_____________________________
(1) Represents OTTI losses related to all other factors.
(2) Represents OTTI losses related to credit losses.

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the years ended September 30, 2012 and 2011 (dollars in thousands):

	2012	2011	2010
Balance, beginning of year	$3,361	$4,725	$3,551

Additions:
Credit losses for which OTTI was not previously recognized	81	53	400
Additional increases to the amount related to credit loss for which OTTI was previously recognized	133	398	1,818
Subtractions:
Realized losses previously recorded as credit losses	(872)	(1,811)	(1,044)
Recovery of prior credit loss	--	(4)	--

Balance, end of year	$2,703	$3,361	$4,725

(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 3 - Mortgage-Backed Securities and Other Investments (concluded)

During the year ended September 30, 2012 there was a realized gain on one available for sale security in the amount of $22,000.  During the year ended September 30, 2011 there were realized gains on two available for sale securities in the amount of $79,000. There were no gross realized gains on sales of securities for the year ended September 30, 2010.  During the year ended September 30, 2012, the Company recorded an $873,000 realized loss (as a result of securities being deemed worthless) on twenty-five held to maturity and five available for sale residential mortgage-backed securities, of which $872,000 had been recognized previously as a credit loss. During the year ended September 30, 2011, the Company recorded a $1,813,000 realized loss (as a result of securities being deemed worthless) on twenty-eight held to maturity and one available for sale residential mortgage-backed securities of which $1,811,000 had been recognized previously as a credit loss.  During the year ended September 30, 2010, the Company recorded a $1,064,000 realized loss (as a result of securities being deemed worthless) on eighteen held to maturity residential mortgage-backed securities of which $1,044,000 had been recognized previously as a credit loss.

The recorded amount of residential mortgage-backed and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral, retail repurchase agreements and other non-profit organization deposits totaled $5,699,000 and $7,883,000 at September 30, 2012 and 2011, respectively.

The contractual maturities of debt securities at September 30, 2012, are as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due within one year	$13	$14	$--	$--
Due after one year through five years	15	15	67	71
Due after five through ten years	24	26	--	--
Due after ten years	3,287	3,577	3,762	3,861

Total	$3,339	$3,632	$3,829	$3,932

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 4 - Loans Receivable and Allowance for Loan Losses

Loans receivable and loans held for sale by portfolio segment consisted of the following at September 30, 2012 and 2011 (dollars in thousands):

	2012	2011
Mortgage loans:
One- to four-family	$105,552	$110,636
Multi-family	47,521	30,982
Commercial	256,254	246,037
Construction – custom and owner/builder	33,345	26,205
Construction – speculative one- to four-family	1,880	1,919
Construction – commercial	20,247	12,863
Construction – multi-family	345	9,322
Construction – land development	589	2,175
Land	39,655	49,236
Total mortgage loans	505,388	489,375
Consumer loans:
Home equity and second mortgage	32,814	36,008
Other	6,183	8,240
Total consumer loans	38,997	44,248

Commercial business loans	22,588	22,510
Total loans receivable	566,973	556,133
Less:
Undisbursed portion of construction loans in process	16,325	18,265
Deferred loan origination fees	1,770	1,942
Allowance for loan losses	11,825	11,946
	29,920	32,153
Loans receivable, net	537,053	523,980
Loans held for sale (one- to four-family)	1,427	4,044
Total loans receivable and loans held for sale, net	$538,480	$528,024

Certain related parties of the Company, principally Bank directors and officers, are loan customers of the Bank in the ordinary course of business.  Their loans were performing according to their repayment terms at September 30, 2012 and 2011.  Activity in related party loans during the years ended September 30, 2012 and 2011 was as follows (dollars in thousands):

	2012	2011
Balance, beginning of year	$2,498	$2,746
New loans or advances	175	17
Repayments and reclassifications	(1,560)	(265)
Balance, end of year	$1,113	$2,498

(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 4 - Loans Receivable and Allowance for Loan Losses (continued)

Loan Segment Risk Characteristics
The Company believes that its loan classes are the same as its loan segments.

One- To Four-Family Residential Lending:  The Company originates both fixed rate and adjustable rate loans secured by one- to four-family residences.  A portion of the fixed-rate one- to four-family loans are sold in the secondary market for asset/liability management purposes and to generate non-interest income.  The Company’s lending policies generally limit the maximum loan-to-value on one- to four-family loans to 90% of the lesser of the appraised value or the purchase price.  However, the Company usually obtains private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property.

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

Construction Lending:  The Company currently originates the following types of construction loans: custom construction loans, owner/builder construction loans, speculative construction loans (on a very limited basis), commercial real estate construction loans, and multi-family construction loans.  The Company is not currently originating land development loans.

Construction lending affords the Company the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending.  Construction lending, however, is generally considered to involve a higher degree of risk than one-to four family residential lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project.  The nature of these loans is such that they are generally more difficult to evaluate and monitor.  If the estimated cost of construction proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to complete the project.  If the estimate of value upon completion proves to be inaccurate, the Company may be confronted with a project whose value is insufficient to assure full repayment, and it may incur a loss.  Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors.  Loans to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder’s ability to sell the property prior to the time that the construction loan is due.  The Company attempts to mitigate these risks by adhering to its underwriting policies, disbursement procedures, and monitoring practices.

(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 4 - Loans Receivable and Allowance for Loan Losses (continued)

Construction Lending – Custom and Owner/Builder:  Custom construction loans are made to home builders who, at the time of construction, have a signed contract with a home buyer who has a commitment to purchase the finished home.  Owner/builder construction loans are originated to home owners rather than home builders and are typically refinanced into permanent loans at the completion of construction.

Construction Lending – Speculative One- To Four-Family: Speculative one-to four-family construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of the loan origination, a signed contract with a home buyer who has a commitment for permanent financing with the Company or another lender for the finished home.  The home buyer may be identified either during or after the construction period.  The Company is currently originating speculative one-to four-family construction loans on a very limited basis.

Construction Lending – Commercial:  Commercial construction loans are originated to construct properties such as office buildings, hotels, retail rental space and mini-storage facilities.

Construction Lending – Multi-Family:  Multi-family construction loans are originated to construct apartment buildings and condominium projects.

Construction Lending – Land Development:  The Company historically originated loans to real estate developers for the purpose of developing residential subdivisions.  The Company is not currently originating any land development loans.

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

Consumer Lending – Home Equity and Second Mortgages:   The Company originates home equity lines of credit and second mortgage loans.  Home equity lines of credit and second mortgage loans have a greater credit risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Company.  The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the collateral and the credit-worthiness of the borrower.

(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 4 - Loans Receivable and Allowance for Loan Losses (continued)

Consumer Lending – Other: The Company originates other consumer loans, which include automobile loans, boat loans, motorcycle loans, recreational vehicle loans, savings account loans and unsecured loans.  Other consumer loans generally have shorter terms to maturity than mortgage loans.  Other consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the credit-worthiness of the borrower.

Commercial Business Lending:  The Company originates commercial business loans which are generally secured by business equipment, accounts receivable, inventory or other property.  The Company also generally obtains personal guarantees from the principals based on a review of personal financial statements.  Commercial business lending generally involves risks that are different from those associated with residential and commercial real estate lending.  Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default.  Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment, because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use.  Accordingly, the repayment of a commercial business loan depends primarily on the credit-worthiness of the borrower (and any guarantors), while the liquidation of collateral is a secondary and potentially insufficient source of repayment.  The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the management of the business and the credit-worthiness of the borrowers and the guarantors.

Allowance for Loan Losses
The following table sets forth information for the year ended September 30, 2012 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Beginning Allowance	Provision (Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$760	$1,000	$276	$74	$1,558
Multi-family	1,076	80	14	14	1,156
Commercial	4,035	1,427	1,215	--	4,247
Construction – custom and owner/builder	222	164	--	--	386
Construction – speculative one- to four-family	169	(42)	--	1	128
Construction – commercial	794	257	622	--	429
Construction – multi-family	354	(780)	24	450	--
Construction – land development	79	106	239	54	--
Land	2,795	751	1,251	97	2,392
Consumer loans:
Home equity and second mortgage	460	517	232	14	759
Other	415	(137)	24	--	254
Commercial business loans	787	157	430	2	516
Total	$11,946	$3,500	$4,327	$706	$11,825

(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 4 - Loans Receivable and Allowance for Loan Losses (continued)

The following table sets forth information for the year ended September 30, 2011 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Beginning Allowance	Provision (Credit)	Charge-offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$530	$622	$543	$151	$760
Multi-family	393	642	--	41	1,076
Commercial	3,173	804	47	105	4,035
Construction – custom and owner/builder	481	(211)	48	--	222
Construction – speculative one- to four-family	414	(142)	103	--	169
Construction – commercial	245	1,993	1,444	--	794
Construction – multi-family	245	1,328	1,219	--	354
Construction – land development	240	993	1,158	4	79
Land	3,709	744	1,704	46	2,795
Consumer loans:
Home equity and second mortgage	922	(354)	150	42	460
Other	451	(8)	30	2	415
Commercial business loans	461	347	22	1	787
Total	$11,264	$6,758	$6,468	$392	$11,946

A summary analysis of activity in the allowance for loan losses for the year ended September 30, 2010 is as follows (dollars in thousands):

Balance, beginning of year	$14,172
Provision for loan losses	10,550
Loans charged off	(13,820)
Recoveries	362
Net charge-offs	(13,458)

Balance, end of year	$11,264

(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 4 - Loans Receivable and Allowance for Loan Losses (continued)

The following table presents information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at September 30, 2012 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Mortgage loans:
One- to four-family	$678	$880	$1,558	$5,282	$101,697	$106,979
Multi-family	711	445	1,156	6,879	40,642	47,521
Commercial	667	3,580	4,247	17,192	239,062	256,254
Construction – custom and owner/ builder	15	371	386	309	20,159	20,468
Construction – speculative one- to four-family	109	19	128	1,027	495	1,522
Construction – commercial	--	429	429	--	17,157	17,157
Construction – multi-family	--	--	--	345	--	345
Construction – land development	--	--	--	589	--	589
Land	686	1,706	2,392	8,613	31,042	39,655
Consumer loans:
Home equity and second mortgage	36	723	759	562	32,252	32,814
Other	--	254	254	7	6,176	6,183
Commercial business loans	--	516	516	--	22,588	22,588
	$2,902	$8,923	$11,825	$40,805	$511,270	$552,075

The following table presents information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at September 30, 2011 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Mortgage loans:
One- to four-family	$45	$715	$760	$3,701	$110,979	$114,680
Multi-family	632	444	1,076	5,482	25,500	30,982
Commercial	255	3,780	4,035	19,322	226,715	246,037
Construction – custom and owner/ builder	11	211	222	320	16,777	17,097
Construction – speculative one- to four-family	37	132	169	700	906	1,606
Construction – commercial	738	56	794	5,435	2,479	7,914
Construction – multi-family	--	354	354	632	4,867	5,499
Construction – land development	--	79	79	1,882	221	2,103
Land	560	2,235	2,795	9,997	39,239	49,236
Consumer loans:
Home equity and second mortgage	10	450	460	1,014	34,994	36,008
Other	1	414	415	1	8,239	8,240
Commercial business loans	--	787	787	44	22,466	22,510
	$2,289	$9,657	$11,946	$48,530	$493,382	$541,912

(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 4 - Loans Receivable and Allowance for Loan Losses (continued)

The following table presents an age analysis of past due status of loans by portfolio segment at September 30, 2012 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual(1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
Mortgage loans:
One- to four-family	$1,987	$--	$3,382	$142	$5,511	$101,468	$106,979
Multi-family	3,402	--	1,449	--	4,851	42,670	47,521
Commercial	1,071	--	6,049	6	7,126	249,128	256,254
Construction – custom and owner/ builder	--	--	309	--	309	20,159	20,468
Construction – speculative one- to four- family	--	--	327	700	1,027	495	1,522
Construction – commercial	--	--	--	--	--	17,157	17,157
Construction – multi-family	--	--	345	--	345	--	345
Construction – land development	--	--	589	--	589	--	589
Land	943	--	8,613	200	9,756	29,899	39,655
Consumer loans:
Home equity and second mortgage	277	14	261	150	702	32,112	32,814
Other	4	--	7	--	11	6,172	6,183
Commercial business loans	--	15	--	--	15	22,573	22,588
Total	$7,684	$29	$21,331	$1,198	$30,242	$521,833	$552,075

__________________
(1) Includes non-accrual loans past due 90 days or more and other loans classified as non-accrual.

The following table presents an age analysis of past due status of loans by portfolio segment at September 30, 2011 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual(1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
Mortgage loans:
One- to four-family	$--	$1,822	$2,150	$--	$3,972	$110,708	$114,680
Multi-family	--	--	--	1,449	1,449	29,533	30,982
Commercial	--	12,723	6,571	--	19,294	226,743	246,037
Construction – custom and owner/ builder	--	--	320	--	320	16,777	17,097
Construction – speculative one- to four- family	--	--	--	--	--	1,606	1,606
Construction – commercial	--	--	688	--	688	7,226	7,914
Construction – multi-family	--	752	632	--	1,384	4,115	5,499
Construction – land development	--	--	1,882	--	1,882	221	2,103
Land	1,100	2,558	8,935	29	12,622	36,614	49,236
Consumer loans:
Home equity and second mortgage	643	441	366	--	1,450	34,558	36,008
Other	9	7	1	--	17	8,223	8,240
Commercial business loans	--	14	44	276	334	22,176	22,510
Total	$1,752	$18,317	$21,589	$1,754	$43,412	$498,500	$541,912

___________________
(1) Includes non-accrual loans past due 90 days or more and other loans classified as non-accrual.
(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 4 - Loans Receivable and Allowance for Loan Losses (continued)

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

Watch:  Watch loans are defined as those loans that still exhibit acceptable quality, but have some concerns that justify greater attention.  If these concerns are not corrected, a potential for further adverse categorization exists.  These concerns could relate to a specific condition peculiar to the borrower or its industry segment or the general economic environment.

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

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as an asset is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless loan even though partial recovery may be realized in the future.

The following table lists the loan credit risk grades by portfolio segment utilized by the Company that serve as credit quality indicators at September 30, 2012 (dollars in thousands):

	Loan Grades
	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$93,668	$4,000	$4,343	$4,968	$106,979
Multi-family	35,703	107	10,220	1,491	47,521
Commercial	228,036	1,722	11,515	14,981	256,254
Construction – custom and owner / builder	17,621	--	2,538	309	20,468
Construction – speculative one- to four-family	304	191	700	327	1,522
Construction – commercial	17,157	--	--	--	17,157
Construction – multi-family	--	--	--	345	345
Construction – land development	--	--	--	589	589
Land	22,700	5,788	2,554	8,613	39,655
Consumer loans:
Home equity and second mortgage	29,777	1,488	788	761	32,814
Other	6,136	40	--	7	6,183
Commercial business loans	20,777	834	286	691	22,588
Total	$471,879	$14,170	$32,944	$33,082	$552,075

(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 4 - Loans Receivable and Allowance for Loan Losses (continued)

The following table lists the loan credit risk grades by portfolio segment utilized by the Company that serve as credit quality indicators at September 30, 2011 (dollars in thousands):

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

Impaired Loans

A loan is considered impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments due in accordance with the original or modified terms of the loan agreement.  Impaired loans are measured based on the estimated fair value of the collateral less estimated cost to sell (if applicable) if the loan is considered collateral dependent.  Impaired loans that are not considered to be collateral dependent are measured based on the present value of expected future cash flows.

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
September 30, 2012 and 2011

Note 4 - Loans Receivable and Allowance for Loan Losses (continued)

The following table is a summary of information related to impaired loans by portfolio segment as of and for the year ended September 30, 2012 (dollars in thousands):
	September 30, 2012				For the Year Ended September 30, 2012
	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
With no related allowance recorded:
Mortgage loans:
One- to four-family	$1,510	$1,605	$--	$1,838	$20	$16
Multi-family	--	982	--	--	1	1
Commercial	7,596	8,664	--	14,491	543	348
Construction – custom and owner / builder	208	208	--	209	--	--
Construction – speculative one- to four-family	327	327	--	65	--	--
Construction – commercial	--	2,066		--	14	14
Construction – multi-family	345	810	--	338	--	--
Construction – land development	589	3,497	--	1,089	14	14
Land	5,989	8,247	--	6,279	28	16
Consumer loans:			--
Home equity and second mortgage	261	383	--	482	--	--
Other	7	7	--	5	--	--
Commercial business loans	--	166	--	32	2	2
Subtotal	16,832	26,962	--	24,828	622	411
With an allowance recorded:
Mortgage loans:
One- to four-family	3,772	3,772	678	2,520	81	62
Multi-family	6,879	6,879	711	6,618	294	189
Commercial	9,596	9,596	667	5,043	60	39
Construction – custom and owner / builder	101	101	15	106	--	--
Construction – speculative one- to four-family	700	700	109	700	29	20
Construction – commercial	--	--	--	3,248	230	146
Construction – multi-family	--	--	--	74	--	--
Land	2,624	2,811	686	3,307	37	36
Consumer loans:
Home equity and second mortgage	301	301	36	515	31	23
Commercial business loans	--	--	--	55	--	--
Subtotal	23,973	24,160	2,902	22,186	762	515
Total
Mortgage loans:
One- to four-family	5,282	5,377	678	4,358	101	78
Multi-family	6,879	7,861	711	6,618	295	190
Commercial	17,192	18,260	667	19,534	603	387
Construction – custom and owner / builder	309	309	15	315	--	--
Construction – speculative one- to four-family	1,027	1,027	109	765	29	20
Construction – commercial	--	2,066	--	3,248	244	160
Construction – multi-family	345	810	--	412	--	--
Construction – land development	589	3,497	--	1,089	14	14
Land	8,613	11,058	686	9,586	65	52
Consumer loans:
Home equity and second mortgage	562	684	36	997	31	23
Other	7	7	--	5	--	--
Commercial business loans	--	166	--	87	2	2
Total	$40,805	$51,122	$2,902	$47,014	$1,384	$926
(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 4 - Loans Receivable and Allowance for Loan Losses (continued)

The following table is a summary of information related to impaired loans by portfolio segment as of and for the year ended September 30, 2011 (dollars in thousands):
	September 30, 2011				For the Year Ended September 30, 2011
	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
With no related allowance recorded:
Mortgage loans:
One- to four-family	$2,092	$2,387	$--	$2,908	$30	$22
Multi-family	--	982	--	681	--	--
Commercial	18,137	19,279	--	14,623	1,060	573
Construction – custom and owner / builder	209	209	--	303	7	1
Construction – speculative one- to four-family	--	--	--	502	7	7
Construction – multi-family	632	1,135	--	1,287	4	4
Construction – land development	1,882	7,179	--	2,920	5	--
Land	8,198	11,533	--	7,883	69	42
Consumer loans:			--
Home equity and second mortgage	669	719	--	430	26	16
Other	--	--	--	13	--	--
Commercial business loans	44	65	--	44	2	2
Subtotal	31,863	43,488	--	31,594	1,210	667
With an allowance recorded:
Mortgage loans:
One- to four-family	1,609	1,609	45	768	47	38
Multi-family	5,482	5,482	632	4,798	298	222
Commercial	1,185	1,185	255	1,409	50	118
Construction – custom and owner / builder	111	111	11	45	2	2
Construction – speculative one- to four-family	700	700	37	1,042	50	37
Construction – commercial	5,435	6,879	738	3,537	273	123
Construction – multi-family	--	--	--	65	--	--
Land	1,799	1,821	560	2,946	114	83
Consumer loans:
Home equity and second mortgage	345	345	10	425	10	9
Commercial business loans	1	1	1	1	--	--
Subtotal	16,667	18,133	2,289	15,036	844	632
Total
Mortgage loans:
One- to four-family	3,701	3,996	45	3,676	77	60
Multi-family	5,482	6,464	632	5,479	298	222
Commercial	19,322	20,464	255	16,032	1,110	691
Construction – custom and owner / builder	320	320	11	348	9	3
Construction – speculative one- to four-family	700	700	37	1,544	57	44
Construction – commercial	5,435	6,879	738	3,537	273	123
Construction – multi-family	632	1,135	--	1,352	4	4
Construction – land development	1,882	7,179	--	2,920	5	--
Land	9,997	13,354	560	10,829	183	125
Consumer loans:
Home equity and second mortgage	1,014	1,064	10	855	36	25
Other	1	1	1	14	--	--
Commercial business loans	44	65	--	44	2	2
Total	$48,530	$61,621	$2,289	$46,630	$2,054	$1,299

 (continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 4 - Loans Receivable and Allowance for Loan Losses (continued)

Interest income recognized on impaired loans for the year ended September 30, 2010 was $1,296,000.  Interest income recognized on a cash basis on impaired loans for the year ended September 30, 2010 was $816,000.  The average investment in impaired loans for the year ended September 30, 2010 was $42,747,000.

Troubled debt restructured loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider.  The loan terms which have been modified or restructured due to a borrower’s financial difficulty, include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizing, extensions, deferrals and renewals.  Troubled debt restructured loans are considered impaired loans and are individually evaluated for impairment.  Troubled debt restructured loans can be classified as either accrual or non-accrual. The Company had $23.50 million in troubled debt restructured loans included in impaired loans at September 30, 2012 and had $1,000 in commitments to lend additional funds on these loans.  The Company had $25.54 million in troubled debt restructured loans included in impaired loans at September 30, 2011 and had $144,000 in commitments to lend additional funds on these loans.

The following table sets forth information with respect to the Company’s troubled debt restructured loans by interest accrual status as of September 30 (dollars in thousands):

	September 30, 2012
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$1,900	$--	$1,900
Multi-family	5,430	--	5,430
Commercial	5,079	4,862	9,941
Construction – speculative one- to four-family	700	--	700
Construction – land development	--	526	526
Land	--	4,445	4,445
Consumer loans:
Home equity and second mortgage	301	261	562
Total	$13,410	$10,094	$23,504

(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 4 - Loans Receivable and Allowance for Loan Losses (continued)

	September 30, 2011
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$1,551	$67	$1,618
Multi-family	5,482	--	5,482
Commercial	4,777	919	5,696
Construction – speculative one- to four-family	700	--	700
Construction – commercial	4,746	688	5,434
Construction – land development	--	756	756
Land	262	4,946	5,208
Consumer loans:
Home equity and second mortgage	648	--	648
Total	$18,166	$7,376	$25,542

The following table sets forth information with respect to the Company’s troubled debt restructured loans by portfolio segment that occurred during the years ended September 30, 2012 and 2011 (dollars in thousands):

Year Ended September 30, 2012	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
One-to four-family (1)	1	$373	$373	$372
Commercial (1)	1	2,718	2,718	2,657
Land (2)	1	249	249	233
Total	3	$3,340	$3,340	$3,262
 ___________________________
(1) Modifications were a result of a combination of changes (i.e. a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals).
(2) Modification was a result of a reduction in the stated interest rate.

(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 4 - Loans Receivable and Allowance for Loan Losses (concluded)

Year Ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
One-to four-family (1)	4	$1,543	$1,543	$1,543
Commercial (2)	2	3,394	3,717	3,145
Construction – commercial (3)	2	6,800	5,451	5,435
Land (4)	2	535	535	526
Home equity (3)	2	303	303	303
Total	12	$12,575	$11,549	$10,952
_______________________________
(1) $1.01 million was a result of a reduction in stated interest rate and $538,000 was a result of a combination of changes (i.e., a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals).
(2) $925,000 was a result of a reduction in stated interest rate and $2.79 million was a result of a combination of changes (i.e., a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals).
(3) Modifications were a result of a combination of changes (i.e., a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals).
(4) $147,000 was a result of modifying the maturity date, timing of payments or frequency of payments and $388,000 was a result of a combination of changes (i.e., a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals).

One commercial real estate troubled debt restructured loan with a balance of $919,000 and one land troubled debt restructured loan with a balance of $147,000 were modified during the year ended September 30, 2011 and subsequently defaulted.  No troubled debt restructured loans were recorded in the twelve months prior to September 30, 2012 that have subsequently defaulted.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 5 - Mortgage Servicing Rights

Loans serviced for Freddie Mac are not included in the accompanying consolidated balance sheets.  The principal amounts of those loans at September 30, 2012, 2011 and 2010 were $304,872,000, $298,924,000 and $280,852,000, respectively.

Following is an analysis of the changes in MSRs for the years ended September 30 (dollars in thousands):

	2012	2011	2010

Balance, beginning of year	$2,108	$1,929	$2,618
Additions	698	455	805
Amortization	(805)	(681)	(604)
Valuation allowance	(216)	(434)	(890)
Recovery of valuation allowance	226	839	--

Balance, end of year	$2,011	$2,108	$1,929

At September 30, 2012, 2011 and 2010, the fair value of MSRs totaled $2,011,000, $2,108,000 and $1,929,000, respectively.  The MSRs' fair values for 2012, 2011 and 2010 were estimated using discounted cash flow analyses with average discount rates of 10.07%, 10.11% and 10.40%, respectively, and average prepayment speed factors of 330, 324 and 350, respectively.  At September 30, 2012, 2011 and 2010, there were MSRs valuation allowances of $475,000, $485,000 and $890,000, respectively.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 6 - Premises and Equipment

Premises and equipment consisted of the following at September 30, 2012 and 2011 (dollars in thousands):

	2012	2011

Land	$4,293	$4,291
Buildings and improvements	17,188	16,517
Furniture and equipment	7,189	6,700
Property held for future expansion	110	110
Construction and purchases in progress	72	170
	28,852	27,788
Less accumulated depreciation	10,966	10,398

Premises and equipment, net	$17,886	$17,390

The Company leases certain premises under operating leases.  Rental expense of leased premises was $248,000, $232,000 and $228,000 for the years ended September 30, 2012, 2011, and 2010, respectively, which was included in premises and equipment expense in the accompanying consolidated statements of operations.

Minimum net rental commitments under non-cancellable leases having an original or remaining term of more than one year for fiscal years ending subsequent to September 30, 2012 are as follows (dollars in thousands):

2013	$211
2014	144
2015	144
2016	95

Total minimum payments required	$594

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 7 – OREO and Other Repossessed Assets

The following table presents the activity related to OREO and other repossessed assets for the years ended September 30, 2012 and 2011 (dollars in thousands):

	2012 Amount	Number	2011 Amount	Number

Balance, beginning of year	$10,811	50	$11,519	30
Additions to OREO and other repossessed assets	9,443	44	5,782	39
Capitalized improvements	119	--	83	--
Lower of cost or fair value losses	(1,048)	--	(1,402)	--
Disposition of OREO and other repossessed assets	(6,023)	(38)	(5,171)	(19)

Balance, end of year	$13,302	56	$10,811	50

At September 30, 2012, OREO and other repossessed assets consisted of 56 properties in Washington, with balances ranging from $4,000 to $2,805,000.  At September 30, 2011, OREO consisted of 46 properties in Washington, with balances ranging from $4,000 to $2,647,000 and four other repossessed assets totaling $81,000.  The Company recorded net losses on sale of OREO and other repossessed assets of ($373,000) for the year ended September 30, 2012. The Company recorded net gains on sales of OREO and other repossessed assets for the years ended September 30, 2011 and 2010 of $548,000 and $291,000, respectively. Gains and losses on sales of OREO and other repossessed assets are included/netted in the OREO and other repossessed assets, net category in non-interest expense in the accompanying consolidated statements of operations.

Note 8 - CDI

During the year ended September 30, 2005, the Company recorded a CDI of $2,201,000 in connection with the October 2004 acquisition of seven branches and related deposits.  Net unamortized CDI totaled $249,000 and $397,000 at September 30, 2012 and 2011, respectively.  Amortization expense related to the CDI for the years ended September 30, 2012, 2011 and 2010 was $148,000, $167,000 and $191,000, respectively.

Amortization expense for the CDI for future years ending September 30 is estimated to be as follows (dollars in thousands):

2014	130
2015	116
2016	3

Total	$249

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 9 - Deposits

Deposits consisted of the following at September 30, 2012 and 2011 (dollars in thousands):

	2012	2011

Non-interest-bearing demand	$75,296	$64,494
NOW checking	150,139	155,299
Savings	87,493	83,636
Money market accounts	79,549	61,028
Certificates of deposit	205,449	228,221

Total	$597,926	$592,678

Certificates of deposit of $100,000 or greater totaled $77,540,000 and $86,322,000 at September 30, 2012 and 2011, respectively. The Company did not have any brokered deposits at September 30, 2012 or 2011.

Scheduled maturities of certificates of deposit for future years ending September 30 are as follows (dollars in thousands):

2013	$131,655
2014	38,597
2015	10,671
2016	12,157
2017	12,229
Thereafter	140

Total	$205,449

Interest expense by account type is as follows for the years ended September 30 (dollars in thousands):

	2012	2011	2010

NOW checking	$651	$1,415	$1,749
Savings	245	459	454
Money market accounts	334	435	677
Certificates of deposit	2,721	3,827	4,927

Total	$3,951	$6,136	$7,807

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 10 – FHLB Advances and FRB Borrowings

The Bank has long- and short-term borrowing lines with the FHLB with total credit on the lines equal to 30% of the Bank’s total assets, limited by available collateral.  Borrowings are considered short-term when the original maturity is less than one year.   The Bank had $45,000,000 and $55,000,000 of long-term FHLB advances outstanding at September 30, 2012 and 2011, respectively.

The long-term borrowings at September 30, 2012 mature at various dates during the 2017 fiscal year and bear interest at rates ranging from 3.69% to 4.34%.  Under the Advances, Security and Deposit Agreement entered into with the FHLB, virtually all of the Bank’s assets, not otherwise encumbered, are pledged as collateral for advances.

A portion of the long-term advances have a putable feature and may be called by the FHLB earlier than the scheduled maturities.

The Bank also maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.  At September 30, 2012 the Bank had a borrowing capacity on this line of $58,041,000 with no balance outstanding.  The Bank had no outstanding balance on this line at September 30, 2011.

Information concerning total short-term borrowings as of and for the years ended September 30 is summarized as follows (dollars in thousands):

	2012	2011	2010

Average daily balance during the period	$--	$--	$384
Average daily interest rate during the period	--%	--%	0.66%
Maximum month-end balance during the period	$--	$--	$10,000
Weighted average interest rate at end of the period	--	--	--

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 11 - Repurchase Agreements

Repurchase agreements at September 30, 2012 and 2011 consisted of overnight repurchase agreements with customers totaling $855,000 and $729,000, respectively.

Information concerning repurchase agreements as of and for the years ended September 30, 2012 and 2011 is summarized as follows (dollars in thousands):

	2012	2011

Average daily balance during the period	$699	$511
Average daily interest rate during the period	0.05%	0.05%

Maximum month-end balance during the period	$948	$729
Weighted average rate at end of the period	0.05%	0.05%

Securities underlying the agreements at end of the period:
Recorded value	$813	$673
Estimated fair value	838	688

The securities underlying the agreements at September 30, 2012 and 2011 were under the Company's control in safekeeping at third-party financial institutions.

Note 12 - Other Liabilities and Accrued Expenses

Other liabilities and accrued expenses were comprised of the following at September 30, 2012 and 2011 (dollars in thousands):

	2012	2011

Accrued deferred compensation and profit sharing plans payable	$566	$184
Accrued preferred stock dividends payable	--	1,248
Accrued interest payable on deposits, advances and repurchase agreements	404	545
Accounts payable and accrued expenses - other	1,884	1,635

Total other liabilities and accrued expenses	$2,854	$3,612

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 13 - Federal Income Taxes

The components of the provision (benefit) for federal income taxes for the years ended September 30, 2012, 2011 and 2010 were as follows (dollars in thousands):

	2012	2011	2010

Current	$1,627	$148	$(2,030)
Deferred	154	156	466

Provision (benefit)	$1,781	$304	$(1,564)

At September 30, 2012 and 2011, the Company had income taxes receivable of $708,000 and $1,071,000, respectively, which are included in other assets in the accompanying consolidated balance sheets.

The components of the Company’s deferred tax assets and liabilities at September 30, 2012 and 2011 were as follows (dollars in thousands):

	2012	2011
Deferred Tax Assets
Accrued interest on loans	$278	$215
Unearned ESOP shares	301	355
Allowance for loan losses	4,293	4,362
Allowance for OREO losses	516	590
CDI	264	264
Unearned MRDP shares	25	98
Net unrealized securities losses	192	225
Capital loss carry-forward	677	677
OTTI credit impairment	194	185
Other	156	163
Total deferred tax assets	6,896	7,134

(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 13 - Federal Income Taxes (concluded)

	2012	2011
Deferred Tax Liabilities
FHLB stock dividends	$874	$880
Depreciation	294	228
Goodwill	1,024	896
Mortgage servicing rights	683	717
Prepaid expenses	172	167
Other	13	15
Total deferred tax liabilities	3,060	2,903

Valuation allowance for capital loss on sale of securities	(213)	(421)

Net deferred tax assets	$3,623	$3,810

The valuation allowance was reduced during the year ended September 30, 2012 due primarily to the expected recognition of capitals gains on FHLB stock redemptions and the sale of certain Bank assets.

The Company has a capital loss carry forward in the amount of $1,992,000 that will expire in 2013.

The provision (benefit) for federal income taxes for the years ended September 30, 2012, 2011 and 2010 differs from that computed at the statutory corporate tax rate as follows (dollars in thousands):

	2012	2011	2010

Expected tax provision (benefit) at statutory rate	$2,166	$474	$(1,312)
BOLI income	(206)	(175)	(167)
Valuation allowance for deferred taxes	(208)	--	--
Dividends on ESOP	--	--	(12)
Other - net	29	5	(73)

Provision (benefit) for federal income taxes	$1,781	$304	$(1,564)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 14 – Employee Stock Ownership and 401(k) Plan (“KSOP”)

Effective October 3, 2007, the Bank established the Timberland Bank Employee Stock Ownership and 401(k) Plan (“KSOP”) by combining the existing Timberland Bank Employee Stock Ownership Plan (established in 1997) and the Timberland Bank 401(k) Profit Sharing Plan (established in 1970).  The KSOP is comprised of two components, the ESOP and the 401(k) Plan.  The KSOP benefits employees with at least one year of service who are 21 years of age or older.  It may be funded by Bank contributions in cash or stock for the ESOP and in cash only for the 401(k) profit sharing.  Employee vesting occurs over six years.

ESOP

The amount of the annual contribution is discretionary, except that it must be sufficient to enable the ESOP to service its debt.  All dividends received by the ESOP are used to pay debt service. There were no dividends used to service debt for the years ended September 30, 2012 or 2011. Dividends of $35,000 were used to service the debt during the year ended September 30, 2010.  As the Plan makes each payment of principal and interest, an appropriate percentage of stock is released and allocated annually to eligible employee accounts, in accordance with applicable regulations. As of September 30, 2012, 231,125 ESOP shares had been distributed to participants.

In January 1998, the ESOP borrowed $7,930,000 from the Company to purchase 1,058,000 shares of common stock of the Company.  The loan is being repaid primarily from the Bank’s contributions to the ESOP and is scheduled to be fully repaid by March 31, 2019.  The balance of the loan at September 30, 2012 was $2,918,000.

Shares held by the ESOP as of September 30 were classified as follows:

	2012	2011	2010
Unallocated shares	229,234	264,500	299,786
Shares released for allocation	597,641	585,468	565,523
Total ESOP shares	826,875	849,968	865,309

The approximate fair market value of the ESOP’s unallocated shares at September 30, 2012, 2011 and 2010, was $1,375,000, $1,069,000 and $1,211,000, respectively.  Compensation expense recognized under the ESOP for the years ended September 30, 2012, 2011 and 2010 was $165,000, $172,000 and $109,000, respectively.

401(k)

Eligible employees may contribute up to the maximum established by the Internal Revenue Service.  Contributions by the Bank are at the discretion of the board of directors except for a 3% safe harbor contribution which is mandatory according to the plan document.  Bank contributions totaled $283,000, $290,000 and $294,000 for the years ended September 30, 2012, 2011 and 2010, respectively.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 15 - Stock Compensation Plans

Stock Option Plans

Under the Company’s stock option plans (1999 Stock Option Plan and 2003 Stock Option Plan), the Company was able to grant options for up to 1,622,500 shares of common stock to employees, officers and directors.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant.  Generally, options vest in 20% annual installments on each of the five anniversaries from the date of the grant.  At September 30, 2012, options for 186,338 shares were available for future grant under the 2003 Stock Option Plan and no shares were available for future grant under the 1999 Stock Option Plan.

Stock option activity for the years ended September 30, 2012, 2011 and 2010 is summarized as follows:
	Number of Shares	Weighted Average Exercise Price

Outstanding September 30, 2009	168,864	$9.35
Options granted	26,000	4.55
Outstanding September 30, 2010	194,864	8.71

Options forfeited	(57,138)	7.42
Outstanding September 30, 2011	137,726	9.25

Options granted	76,000	5.04
Options forfeited	(18,100)	5.44
Outstanding September 30, 2012	195,626	$7.97

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.  The risk-free interest rate is based on the U.S. Treasury rate of a similar term as the stock option at the particular grant date.  The expected life is based on historical data, vesting terms, and estimated exercise dates. The expected dividend yield is based on the most recent quarterly dividend on an annualized basis in effect at the time the options were granted.  The expected volatility is based on historical volatility of the Company’s stock price.   There were 26,000 options granted during the year ended September 30, 2010 with an aggregate grant date fair value of $34,000.  There were no options granted during the year ended September 30, 2011.  There were 76,000 options granted during the year ended September 30, 2012 with an aggregate grant date fair value of $150,000.  The weighted average assumptions for options granted during the years ended September 30, 2012 and 2010 were as follows:

	2012	2010
Expected volatility	45%	38%
Expected term (in years)	5	5
Expected dividend yield	0.00%	2.64%
Risk free interest rate	0.76%	2.47%
Grant date fair value per share	$1.97	$1.29

(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 15 - Stock Compensation Plans (continued)

There were 5,000 options that vested during the year ended September 30, 2012 with a total fair value of $6,000. There were 5,200 options that vested during the year ended September 30, 2011 with a total fair value of $7,000. There were no options that vested during the year ended September 30, 2010.

At September 30, 2012 there were 79,300 unvested options with an aggregate grant date fair value of $152,000, all of which the Company assumes will vest.  The unvested options had an aggregate intrinsic value of $73,000 at September 30, 2012.  At September 30, 2011 there were 20,400 unvested options with an aggregate grant date fair value of $26,000.

There were no options exercised during the years ended September 30, 2012, 2011 or 2010.

Additional information regarding options outstanding at September 30, 2012, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

$4.01-4.55	46,900	$4.25	8.2	10,100	$4.55	7.1
5.86	42,500	5.86	10.0	--	--	--
9.52	56,680	9.52	0.4	56,680	9.52	0.4
11.46-11.63	49,546	11.51	1.3	49,546	11.51	1.3
	195,626	$7.97	4.6	116,326	$9.94	1.4

The aggregate intrinsic value of options outstanding at September 30, 2012 was $88,000. There was no aggregate intrinsic value of options outstanding at September 30, 2011 and 2010, as the exercise price of all options outstanding was greater than the stock’s current market value.

Stock Grant Plan

The Company adopted the MRDP in 1998 for the benefit of employees, officers and directors of the Company.  The objective of the MRDP is to retain personnel of experience and ability in key positions by providing them with a proprietary interest in the Company.

(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 15 - Stock Compensation Plans (continued)

The MRDP allowed for the issuance to participants of up to 529,000 shares of the Company’s common stock.  Awards under the MRDP were made in the form of restricted shares of common stock that are subject to restrictions on the transfer of ownership and are subject to a five-year vesting period.  Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participants is recognized over a five-year vesting period, with 20% vesting on each of the five anniversaries from the date of the grant.  At September 30, 2012, there were no shares available for future awards under the MRDP.  There were no MRDP shares granted during the years ended September 30, 2012, 2011 or 2010.

A summary of MRDP shares vested for the years ended September 30, 2012, 2011 and 2010 were as follows:

	2012	2011	2010

Shares vested	10,831	13,435	13,431
Aggregate vesting date fair value	$46,000	$61,000	$56,000

A summary of unvested MRDP shares as of September 30, 2012 and changes during the year ended September 30, 2012, were as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested shares, beginning of period	22,492	$10.42
Shares vested	(10,831)	12.00
Shares forfeited	(2,200)	8.73

Unvested shares, end of period	9,461	$9.00

At September 30, 2012, there were 9,461 unvested MRDP shares with an aggregate grant date fair value of $85,000.

Expense for Stock Compensation Plans
Compensation expense recorded in the consolidated financial statements for all stock-based plans were as follows for the years ended September 30,2012, 2011 and 2010 (dollars in thousands):

	2012	2011	2010

Stock options	$15	$7	$6
MRDP stock grants	105	171	134
Less: related tax benefit recognized	(28)	(37)	(49)
	$92	$141	$91

(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 15 - Stock Compensation Plans (concluded)

The compensation expense to be recognized in the future for stock-based awards that have been awarded but not vested for the years ending September 30, is as follows (in thousands):

	Stock Options	Stock Grants (MRDP)	Total Awards

2013	$37	$38	$75
2014	37	2	39
2015	30	--	30
2016	30	--	30
2017	21	--	21
	$155	$40	$195

Note 16 - Commitments and Contingencies

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit.  These instruments involve, to varying degrees, elements of credit risk not recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

A summary of the Company’s commitments at September 30, 2012 and 2011 is as follows (dollars in thousands):

	2012	2011

Undisbursed portion of construction loans in process (see Note 4)	$16,325	$18,265
Undisbursed lines of credit	21,671	18,560
Commitments to extend credit	10,113	15,683

(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 16 - Commitments and Contingencies (concluded)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party.  However, such loan to value ratios will subsequently change, based on increases and decreases in the supporting collateral values.  Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, land, and income-producing commercial properties.

The Company maintains a separate reserve for losses related to unfunded loan commitments.  Management estimates the amount of probable losses related to unfunded loan commitments by applying the loss factors used in the allowance for loan loss methodology to an estimate of the expected amount of funding and applies this adjusted factor to the unused portion of unfunded loan commitments.  The reserve for unfunded loan commitments totaled $148,000 and $223,000 at September 30, 2012 and 2011, respectively.  These amounts are included in other liabilities and accrued expenses in the accompanying consolidated balance sheets.  Increases (decreases) in the reserve for unfunded loan commitments are recorded in non-interest expense in the accompanying consolidated statements of operations.

The Bank has an employee severance compensation plan which expires in 2017, and which provides severance pay benefits to eligible employees in the event of a change in control of Timberland Bancorp or the Bank (as defined in the plan).  In general, all employees with two or more years of service will be eligible to participate in the plan.  Under the plan, in the event of a change in control of Timberland Bancorp or the Bank, eligible employees who are terminated or who terminate employment (but only upon the occurrence of events specified in the plan) within 12 months of the effective date of a change in control would be entitled to a payment based on years of service or officer rank with the Bank.  The maximum payment for any eligible employee would be equal to 24 months of the employee’s current compensation.

Because of the nature of its activities, the Company is subject to various pending and threatened legal actions which arise in the ordinary course of business.  In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the consolidated financial position of the Company.

Note 17 - Significant Concentrations of Credit Risk

Most of the Company’s lending activity is with customers located in the state of Washington and involves real estate.  At September 30, 2012, the Company had $539,629,000 (including $16,325,000 of undisbursed construction loan proceeds) in loans secured by real estate, which represents 94.9% of the total loan portfolio.  The real estate loan portfolio is primarily secured by one- to four-family properties, multi-family properties, undeveloped land, and a variety of commercial real estate property types.  At September 30, 2012, there were no concentrations of real estate loans to a specific industry or secured by a specific collateral type that equaled or exceeded 20% of the Company’s total loan portfolio, other than loans secured by one-to four-family properties.  The ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region and the impact of those changes on the real estate market.  The Company typically originates real estate loans with loan-to-value ratios of no greater than 90%.  Collateral and/or guarantees are required for all loans.  The Company also had $23,490,000 in CDs held for investment at September 30, 2012.  The CDs are held with FDIC insured institutions, and each CD is below the FDIC insurance limit of $250,000.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 18 - Regulatory Matters

Timberland Bancorp and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines of the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital classifications of Timberland Bancorp and the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

In December 2009, the FDIC and the Washington State Department of Financial Institutions, Division of Banks (“Division”) determined that the Bank required supervisory attention and on December 29, 2009 entered into a Memorandum of Understanding with the Bank (the “Bank MOU”).  Under the Bank MOU, the Bank was required among other things, to maintain Tier 1 Capital of not less than 10.0% of the Bank’s adjusted total assets and maintain capital ratios above the “well capitalized” thresholds as defined under FDIC Rules and Regulations; obtain the prior consent from the FDIC and the Division prior to the Bank declaring a dividend to its holding company; and not engage in any transactions that would materially change the Bank’s balance sheet composition, including growth in total assets of five percent or more or significant changes in funding sources without the prior non-objection of the FDIC.

In addition, on February 1, 2010, the FRB determined that Timberland Bancorp required additional supervisory attention and entered into a Memorandum of Understanding with Timberland Bancorp (the “Company MOU”).  Under the Company MOU, Timberland Bancorp must among other things obtain prior written approval or non-objection from the FRB to declare or pay any dividends, or make any other capital distributions; issue any trust preferred securities; or purchase or redeem any of its stock.

On December 12, 2012 the Bank was notified by the FDIC and the Division that the Bank MOU has been rescinded.

(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

The following table compares Timberland Bancorp’s (consolidated) and the Bank’s actual capital amounts at September 30, 2012 and 2011 to their minimum regulatory capital requirements at that date (dollars in thousands):

Note 18 - Regulatory Matters (concluded)

	Actual		Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
September 30, 2012
Tier 1 leverage capital:
Timberland Bancorp	$85,455	11.7%	$29,313	4.0%		N/A	N/A
Timberland Bank	79,911	10.9	73,013	10.0	(1)	$73,013	10.0%
Tier 1 risk adjusted capital:
Timberland Bancorp	85,455	15.5	22,042	4.0		N/A	N/A
Timberland Bank	79,911	14.5	33,036	6.0	(1)	33,036	6.0
Total risk based capital:
Timberland Bancorp	92,406	16.8	44,084	8.0		N/A	N/A
Timberland Bank	86,856	15.8	55,059	10.0	(1)	55,059	10.0

September 30, 2011
Tier 1 leverage capital:
Timberland Bancorp	$81,107	11.1%	$29,261	4.0%		N/A	N/A
Timberland Bank	74,588	10.3	72,662	10.0	(1)	$72,662	10.0%
Tier 1 risk adjusted capital:
Timberland Bancorp	81,107	15.2	21,351	4.0		N/A	N/A
Timberland Bank	74,588	14.0	31,951	6.0	(1)	31,951	6.0
Total risk based capital:
Timberland Bancorp	87,844	16.5	42,702	8.0		N/A	N/A
Timberland Bank	81,310	15.3	53,251	10.0	(1)	53,251	10.0
______________________________
(1) Reflects the higher Tier 1 leverage capital ratio that the Bank was required to comply with under terms of the Bank MOU that was in effect at September 30, 2012.  Also reflects that the Bank is required to maintain Tier 1 risk adjusted capital ratio and Total risk-based capital ratio at or above the “well capitalized” thresholds under the terms of the Bank MOU.

Restrictions on Retained Earnings
At the time of conversion of the Bank from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank, the Bank established a liquidation account in an amount equal to its retained earnings of $23,866,000 as of June 30, 1997, the date of the latest statement of financial condition used in the final conversion prospectus.  The liquidation account is maintained for the benefit of eligible account holders who have maintained their deposit accounts in the Bank after conversion.  The liquidation account reduces annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date.  Subsequent increases do not restore an eligible account holder’s interest in the liquidation account.  At September 30, 2012 management estimates the value of the liquidation account to be $429,000.  In the event of a complete liquidation of the Bank (and only in such an event), eligible depositors who have continued to maintain accounts will be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock.  The Bank may not declare or pay cash dividends if the effect thereof would reduce its regulatory capital below the amount required for the liquidation account.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 19 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - September 30
(dollars in thousands)
	2012	2011

Assets
Cash and cash equivalents:
Cash and due from financial institutions	$509	$323
Interest-bearing deposits in banks	2,183	3,864
Total cash and cash equivalents	2,692	4,187

Loan receivable from ESOP	2,918	3,240
Investment in Bank	84,775	79,686
Other assets	26	483
Total assets	$90,411	$87,596

Liabilities and shareholders’ equity
Accrued expenses	$92	$1,391
Shareholders’ equity	90,319	86,205
Total liabilities and shareholders’ equity	$90,411	$87,596

Condensed Statements of Operations - Years Ended September 30
(dollars in thousands)
	2012	2011	2010
Operating income
Interest on deposits in banks	$1	$1	$31
Interest on loan receivable from ESOP	266	291	315
Total operating income	267	292	346

Operating expenses	556	541	683

Loss before income taxes and equity in undistributed income (loss) of Bank	(289)	(249)	(337)
Benefit for income taxes	(98)	(85)	(127)

Loss before equity in undistributed income (loss) of Bank	(191)	(164)	(210)

Equity in undistributed income (loss) of Bank	4,781	1,253	(2,081)

Net income (loss)	4,590	1,089	(2,291)

Preferred stock dividends	(832)	(832)	(832)
Preferred stock accretion	(240)	(225)	(210)

Net income (loss) to common shareholders	$3,518	$32	$(3,333)

(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 19 - Condensed Financial Information - Parent Company Only (concluded)

Condensed Statements of Cash Flows - Years Ended September 30
(dollars in thousands)
	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$4,590	$1,089	$(2,291)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed (income) loss of Bank	(4,781)	(1,253)	2,081
ESOP shares earned	264	264	265
MRDP compensation expense	105	171	173
Stock option compensation expense	15	7	6
Other, net	406	(160)	471
Net cash provided by operating activities	599	118	705

Cash flows from investing activities
Investment in Bank	(243)	(288)	(6,958)
Principal repayments on loan receivable from Bank	322	298	273
Net cash provided by (used in) investing activities	79	10	(6,685)

Cash flows from financing activities
Payment of dividends	(2,080)	--	(699)
ESOP tax effect	(65)	(61)	(78)
MRDP compensation tax effect	(28)	(37)	(39)
Net cash used in financing activities	(2,173)	(98)	(816)

Net increase (decrease) in cash and cash equivalents	(1,495)	30	(6,796)

Cash and cash equivalents
Beginning of year	4,187	4,157	10,953
End of year	$2,692	$4,187	$4,157

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 20 - Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) available for common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income (loss) available for common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for Timberland Bancorp’s common stock during the period.  Diluted net loss per common share is the same as basic net loss per common share due to the anti-dilutive effect of common stock equivalents.   Common stock equivalents arise from assumed conversion of outstanding stock options and outstanding warrants to purchase common stock.  In accordance with FASB guidance for stock compensation, shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing net income (loss) per common share.  Information regarding the calculation of basic and diluted net income (loss) per common share for the years ended September 30 is as follows (dollars in thousands, except per share amounts):

	2012	2011	2010
Basic net income (loss) per common share computation
Numerator - net income (loss)	$4,590	$1,089	$(2,291)
Preferred stock dividends	(832)	(832)	(832)
Preferred stock discount accretion	(240)	(225)	(210)
Net income (loss) to common stockholders	$3,518	$32	$(3,333)

Denominator - weighted average common shares outstanding	6,780,612	6,745,347	6,713,766

Basic net income (loss) per common share	$0.52	$0.00	$(0.50)

Diluted net income (loss) per common share computation

Numerator - net income (loss)	$4,590	$1,089	$(2,291)
Preferred stock dividends	(832)	(832)	(832)
Preferred stock discount accretion	(240)	(225)	(210)
Net income (loss) to common stockholders	$3,518	$32	$(3,333)

Denominator - weighted average common shares Outstanding	6,780,612	6,745,347	6,713,766
Effect of dilutive stock options	--	177	--
Weighted average common shares outstanding- assuming dilution	6,780,612	6,745,524	6,713,766

Diluted net income (loss) per common share	$0.52	$0.00	$(0.50)

For the years ended September 30, 2012, 2011 and 2010, average options to purchase 162,517, 163,714 and 193,083 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income (loss) per common share because in 2012 there were 35,288 shares under option that were excluded because their effect would be anti-dilutive.

(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 20 - Net Income (Loss) Per Common Share (concluded)

For the years ended September 30, 2012, 2011 and 2010, a warrant to purchase a weighted average of 370,899 shares was outstanding but not included in the computation of diluted net income (loss) per common share because the warrant’s exercise price was greater than the average market price of the common shares and, therefore, its effect would have been anti-dilutive.

Note 21 - Fair Value Measurement

GAAP requires disclosure of estimated fair values for financial instruments.  Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of September 30, 2012 and 2011.  Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

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

(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 21 - Fair Value Measurement (continued)

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a recurring basis at September 30, 2012 (dollars in thousands):
	Estimated Fair Value
	Level 1		Level 2	Level 3		Total
Available for Sale Securities
MBS:
U.S. government agencies	$	- -	$2,975	$	- -	$2,975
Private label residential		- -	957		- -	957
Mutual funds		1,013	--		- -	1,013
Total		$1,013	$3,932	$	- -	$4,945

There were no transfers among Level 1, Level 2 and Level 3 during the year ended September 30, 2012.

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a recurring basis at September 30, 2011 (dollars in thousands):
	Estimated Fair Value
	Level 1		Level 2	Level 3		Total
Available for Sale Securities
MBS:
U.S. government agencies	$	- -	$4,583	$	- -	$4,583
Private label residential			1,134		- -	1,134
Mutual funds		1,000	- -		- -	1,000
Total		$1,000	$5,717	$	- -	$6,717

There were no transfers among Level 1, Level 2 and Level 3 during the year ended September 30, 2011.

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

The Company uses the following methods and significant assumptions to estimate fair value on a nonrecurring basis:

Impaired Loans: A loan is considered to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The specific reserve for collateral dependent impaired loans was based on the estimated fair value of the collateral less estimated costs to sell if applicable.  The estimated fair value of impaired loans is calculated using the collateral value method or on a discounted cash flow basis.  In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. Such adjustments maybe significant and typically result in a Level 3 classification of the inputs for determining fair value. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 21 - Fair Value Measurement (continued)

MBS and Other Investments Held to Maturity: The estimated fair value of MBS and other investments held to maturity are based upon the assumptions market participants would use in pricing the security.  Such assumptions include quoted market prices (Level 1), market prices of similar securities or observable inputs (Level 2) and unobservable inputs such as dealer quotes, discounted cash flows or similar techniques (Level 3).

OREO and Other Repossessed Assets, net:  The Company’s OREO and other repossessed assets are initially recorded at estimated fair value less estimated costs to sell.  This amount becomes the property’s new basis.  Estimated fair value was generally determined by management based on a number of factors, including third-party appraisals of estimated fair value in an orderly sale.  Estimated costs to sell are based on standard market factors.  The valuation of OREO and other repossessed assets is subject to significant external and internal judgment (Level 3).

MSRs: The fair value of the MSRs was determined using a third-party model, which incorporates the expected life of the underlying loans, estimated cost to service the loans, servicing fees received and other factors.  The estimated fair value is calculated by stratifying the MSRs based on the predominant risk characteristics that include the underlying loan’s interest rate, cash flows of the loan, origination date and term (Level 3).

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at September 30, 2012, and the total losses resulting from these estimated fair value adjustments for the year ended September 30, 2012 (dollars in thousands):
	Estimated Fair Value
	Level 1		Level 2		Level 3	Total Losses
Impaired loans:
Mortgage Loans;
One-to four-family	$	- -	$	- -	$3,094	$276
Multi-family		- -		- -	6,168	14
Commercial		- -		- -	8,929	1,215
Construction – custom and owner / builder		- -		- -	86	- -
Construction – speculative one-to four-family		- -		- -	591	- -
Land		- -		- -	1,938	1,251
Consumer loans:
Home equity and second mortgage		- -		- -	265	232
Total impaired loans (1)		- -		- -	21,071	2,988

MBS – held to maturity (2):
Private label residential		- -		231	- -	164
OREO and other repossessed assets (3)		- -		- -	13,302	947
MSRs (4)		- -		- -	2,011	- -
Total	$	- -		$231	$36,384	$4,099
_______________________
(1)	The loss represents charge-offs on collateral dependent loans for estimated fair value adjustment based on the estimated fair value of the collateral net of estimated costs to sell, if applicable.
(2)	The loss represents OTTI credit-related charges on held-to-maturity MBS.
(3)
The loss represents adjustments resulting from management’s periodic reviews of the recorded value to determine whether the property continues to be recorded at the lower of its recorded book value or estimated fair value, net of estimated costs to sell.

(4)
The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights exceeds its estimated fair value.  Impairment, if deemed temporary, is recognized through a valuation allowance to the extent that estimated fair value is less than the recorded amount.

(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 21 - Fair Value Measurement (continued)

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a non-recurring basis at September 30, 2011 and the total losses resulting from these estimated fair value adjustments for the year ended September 30, 2011 (dollars in thousands):

	Estimated Fair Value
	Level 1		Level 2		Level 3	Total Losses
Impaired loans:
Mortgage Loans;
One-to four-family	$	- -	$	- -	$1,564	$543
Multi-family		- -		- -	4,850	- -
Commercial		- -		- -	930	47
Construction – custom and owner / builder		- -		- -	100	48
Construction – speculative one-to four-family		- -		- -	663	103
Construction – commercial		- -		- -	4,697	1,444
Land		- -		- -	1,239	1,704
Consumer loans:
Home equity and second mortgage		- -		- -	335	150
Other		- -		- -	--	30
Total impaired loans (1)		- -		- -	14,378	4,069

MBS – held to maturity (2):
Private label residential		- -		211	- -	421
OREO and other repossessed assets (3)		- -		- -	10,811	1,305
MSRs (4)		- -		- -	2,108	- -
Total	$	- -		$211	$27,297	$5,795
_______________________
(1)	The loss represents charge-offs on collateral dependent loans for estimated fair value adjustment based on the estimated fair value of the collateral, net of estimated cost to sell, if applicable.
(2)	The loss represents OTTI credit-related charges on held-to-maturity MBS.
(3)
The loss represents adjustments resulting from management’s periodic reviews of the recorded value to determine whether the property continues to be recorded at the lower of its recorded book value or estimated fair value, net of estimated costs to sell.

(4)
The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights exceed their estimated fair value.  Impairment, if deemed temporary, is recognized through a valuation allowance to the extent that estimated fair value is less than the recorded amount.

(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 21 - Fair Value Measurement (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of September 30, 2012 (dollars in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range

Impaired loans	$21,071	Market approach	Appraised value less selling costs	NA

Other real estate owned and other repossessed assets	$13,302	Market approach	Lower of appraised value or listing price less selling costs	NA

MSRs	$2,011	Discounted cashflows	Discount rate Prepayment Speeds	10.07% - 12.50% 312 to 577
The following methods and assumptions were used by the Company in estimating fair value of its other financial instruments:

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

MBS and other investments:  See descriptions above.

FHLB Stock:  No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value. Accordingly, cost is deemed to be a reasonable estimate of fair value.

Loans Receivable, Net:  At September 30, 2012 and September 30, 2011, because of illiquid market for loan sales, the fair value of loans was estimated using comparable market statistics.  The loan portfolio was segregated into various categories, and a weighted average valuation discount that approximated similar loan sales was applied to each category.

Loans Held for Sale:  The estimated fair value is based on quoted market prices obtained from Freddie Mac.

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

(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 21 - Fair Value Measurement (continued)

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

The estimated fair values of financial instruments were as follows as of September 30, 2012 (dollars in thousands):

		Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2		Level 3
Financial Assets
Cash and cash equivalents	$96,668	$96,668	$96,668	$	- -	$	- -
CDs held for investment	23,490	23,490	23,490		- -		- -
MBS and other investments	8,284	8,577	1,043		7,534		- -
FHLB stock	5,655	5,655	5,655		- -		- -
Loans receivable, net	537,053	502,147	- -		- -		502,147
Loans held for sale	1,427	1,504	1,504		- -		- -
Accrued interest receivable	2,183	2,183	2,183		- -		- -

Financial Liabilities
Deposits:
Non-interest bearing demand	$75,296	$75,296	$75,296	$	- -	$	- -
Interest-bearing	522,630	524,823	317,181		- -		207,642
Total deposits	597,926	600,119	392,477		- -		207,642
FHLB advances	45,000	51,115	- -		51,115		- -
Repurchase agreements	855	855	855		- -		- -
Accrued interest payable	404	404	404		- -		- -

(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 21 - Fair Value Measurement (concluded)

The estimated fair values of financial instruments were as follows as of September 30, 2011 (dollars in thousands):

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

(concluded)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 22 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data are presented for the quarters ended (dollars in thousands, except per share amounts):

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011

Interest and dividend income	$7,750	$8,019	$7,804	$8,032
Interest expense	(1,294)	(1,391)	(1,531)	(1,731)
Net interest income	6,456	6,628	6,273	6,301

Provision for loan losses	(900)	(900)	(1,050)	(650)
Non-interest income	2,503	2,341	2,493	2,444
Non-interest expense	(6,678)	(6,097)	(6,572)	(6,221)

Income before income taxes	1,381	1,972	1,144	1,874

Provision for income taxes	230	624	336	591

Net income	1,151	1,348	808	1,283

Preferred stock dividends	(208)	(208)	(208)	(208)
Preferred stock discount accretion	(61)	(61)	(59)	(59)

Net income to common shareholders	$882	$1,079	$541	$1,016

Net income per common share
Basic	$0.13	$0.16	$0.08	$0.15
Diluted	0.13	0.16	0.08	0.15

(continued)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2012 and 2011

Note 22 - Selected Quarterly Financial Data (Unaudited) (concluded)

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010

Interest and dividend income	$8,231	$8,431	$8,493	$8,811
Interest expense	(1,893)	(2,019)	(2,141)	(2,480)
Net interest income	6,338	6,412	6,352	6,331

Provision for loan losses	(1,758)	(3,400)	(700)	(900)
Non-interest income	1,861	1,761	2,108	2,951
Non-interest expense	(6,627)	(6,782)	(6,178)	(6,376)

Income (loss) before income taxes	(186)	(2,009)	1,582	2,006

Provision (benefit) for income taxes	(113)	(729)	499	647

Net income (loss)	(73)	(1,280)	1,083	1,359

Preferred stock dividends	(208)	(208)	(208)	(208)
Preferred stock discount accretion	(58)	(57)	(56)	(54)

Net income (loss) to common shareholders	$(339)	$(1,545)	$819	$1,097

Net income (loss) per common share
Basic	$(0.05)	$(0.23)	$0.12	$0.16
Diluted	(0.05)	(0.23)	0.12	0.16

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this annual report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)           Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all error and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control Over Financial Reporting is included in this Form 10-K under Part II, Item 8, “Financial Statements and Supplementary Data.”

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is contained under the section captioned “Proposal I - Election of Directors” in the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (“Proxy Statement”) and is incorporated herein by reference.

For information regarding the executive officers of the Company and the Bank, see “Item 1.  Business - Executive Officers.”

Compliance with Section 16(a) of the Exchange Act

The information required by this item is contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” included  in the Company’s Proxy Statement and is incorporated herein by reference.

Audit Committee Matters and Audit Committee Financial Expert

The Company has a separately designated standing Audit Committee, composed of Directors Robbel,  Smith, Goldberg and Stoney.  Each member of the Audit Committee is “independent” as defined in the Nasdaq Stock Market listing standards.  The Company’s Board of Directors has designated Directors Robbel and Stoney as the Audit Committee financial experts, as defined in the SEC’s Regulation S-K.  Directors Robbel, Smith,  Goldberg and Stoney are independent as that term is used in Item 7(c) of Schedule 14A promulgated under the Exchange Act.

Code of Ethics

The Board of Directors ratified its Code of Ethics for the Company’s officers (including its senior financial officers), directors and employees during the year ended September 30, 2012.  The Code of Ethics requires the Company’s officers, directors and employees to maintain the highest standards of professional conduct.  The Company’s Code of Ethics was filed as an exhibit to its Annual Report on Form 10-K for the year ended September 30, 2003 and is available on our website at www.timberlandbank.com.

Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

Item 11.    Executive Compensation

The information required by this item is contained under the sections captioned “Executive Compensation” and “Directors’ Compensation” included in the Company’s Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners.

The information required by this item is contained under the section captioned “Security Ownership of Certain Beneficial Owners and Management” included in the Company’s Proxy Statement and is incorporated herein by reference.

(b)	Security Ownership of Management.

The information required by this item is contained under the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Proposal I - Election of Directors” included in the Company’s Proxy Statement is incorporated herein by reference.

(c)           Changes In Control.

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)           Equity Compensation Plan Information.  The following table summarizes share and exercise price information about the Company’s equity compensation plans as of September 30, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1999 Stock Option Plan	94,094	$10.30	--
2003 Stock Option Plan	101,532	5.81	186,338

Equity compensation plans not approved by security holders	--	--	--

Total	195,626		186,338

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained under the sections captioned “Meetings and Committees of the Board of Directors And Corporate Governance Matters - Corporate Governance - Related Party Transactions” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters - Corporate Governance - Director Independence” included in the Company's Proxy Statement and are incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item is contained under the section captioned “Independent Auditor” included in the Company’s Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)      Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
3.3           Articles of Amendment to Articles of Incorporation of the Registrant (3)
4.2	Warrant to purchase shares of the Company’s common stock dated December 23, 2008 (3)
4.3	Letter Agreement (including Securities Purchase Agreement – Standard Terms, attached as Exhibit A) dated December 23, 2008 between the Company and the United States Department of the Treasury (3)
10.1	Employee Severance Compensation Plan (4)
10.2	Employee Stock Ownership Plan (5)
10.3	1999 Stock Option Plan (6)
10.4	2003 Stock Option Plan (7)
10.5	Form of Incentive Stock Option Agreement (8)
10.6	Form of Non-qualified Stock Option Agreement (8)
10.7	Management Recognition and Development Plan (6)
10.8	Form of Management Recognition and Development Award Agreement (7)

14	Code of Ethics (9)
21	Subsidiaries of the Registrant
23.1	Consent of Delap LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Certification of the Principal Executive Officer Pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008 for the Fiscal Year Ended September 30, 2012
99.2	Certification of the Chief Financial Officer Pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008 for the Fiscal Year Ended September 30, 2012
101
The following materials from Timberland Bancorp, Inc.’s  Annual Report on Form 10-K for the year ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial  Statements (10)

____________
(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817) and incorporated by reference.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 27, 2010.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2008.
(4)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997; and to the Registrant's Current Report on Form 8-K dated April 13, 2007.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(6)	Incorporated by reference to Exhibit 99 included in the Registrant’s Registration Statement on Form S-8 (333-32386)
(7)	Incorporated by reference to Exhibit 99.2 included in the Registrant’s Registration Statement on Form S-8 (333-1161163)
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2003.
(10)
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

TIMBERLAND BANCORP, INC.

Date: December 18, 2012	By:	/s/Michael R. Sand
Michael R. Sand
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Michael R. Sand	President, Chief Executive Officer and	December 18, 2012
Michael R. Sand	Director
(Principal Executive Officer)

/s/Jon C. Parker	Chairman of the Board	December 18, 2012
Jon C. Parker

/s/Dean J. Brydon	Chief Financial Officer	December 18, 2012
Dean J. Brydon	(Principal Financial and Accounting Officer)

/s/Andrea M. Clinton	Director	December 18, 2012
Andrea M. Clinton

/s/Larry D. Goldberg	Director	December 18, 2012
Larry D. Goldberg

/s/James C. Mason	Director	December 18, 2012
James C. Mason

/s/Ronald A. Robbel	Director	December 18, 2012
Ronald A. Robbel

/s/David A. Smith	Director	December 18, 2012
David A. Smith

/s/Michael J. Stoney	Director	December 18, 2012
Michael J. Stoney

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

21	Subsidiaries of the Registrant
23.1	Consent of Delap LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Certification of the Principal Executive Officer Pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008 for the Fiscal Year Ended September 30, 2012
99.2	Certification of the Chief Financial Officer Pursuant to Section 111(b) of Emergency Economic Stabilization Act of 2008 for the Fiscal Year Ended September 30, 2012
101
The following materials from Timberland Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Operations; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements *

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.