Form 10-Q
period 2012-12-31
TIMBERLAND BANCORP INC
filed 2013-02-08
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012

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
Yes ___    No   _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS                                                                              SHARES OUTSTANDING AT JANUARY 31, 2013
Common stock, $.01 par value                                                                                      7,045,036

INDEX

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets	3

	Condensed Consolidated Statements of Income	4-5

	Condensed Consolidated Statements of Comprehensive Income	6

	Condensed Consolidated Statements of Shareholders’ Equity	7

	Condensed Consolidated Statements of Cash Flows	8-9

	Notes to Unaudited Condensed Consolidated Financial Statements	10-34

Item 2.	Management’s Discussion and Analysis of Financial Condition	34-43
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43-44

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Mine Safety Disclosures	44

Item 5.	Other Information	44-45

Item 6.	Exhibits	46

SIGNATURES
Certifications
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2012 and September 30, 2012
(Dollars in thousands, except per share amounts)
(Unaudited)
	December 31,	September 30,
	2012	2012
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$12,082	$11,008
Interest-bearing deposits in banks	73,766	85,660
Total cash and cash equivalents	85,848	96,668

Certificates of deposit (“CDs”) held for investment (at cost which approximates fair value)	26,752	23,490
Mortgage-backed securities (“MBS”) and other investments - held to maturity, at amortized cost (estimated fair value $3,501 and $3,632)	3,197	3,339
MBS and other investments - available for sale	4,682	4,945
Federal Home Loan Bank of Seattle (“FHLB”) stock	5,604	5,655

Loans receivable	554,659	548,878
Loans held for sale	2,036	1,427
Less: Allowance for loan losses	(11,769)	(11,825)
Net loans receivable	544,926	538,480

Premises and equipment, net	18,027	17,886
Other real estate owned (“OREO”) and other repossessed assets, net	13,230	13,302
Accrued interest receivable	2,080	2,183
Bank owned life insurance (“BOLI”)	16,668	16,524
Goodwill	5,650	5,650
Core deposit intangible (“CDI”)	217	249
Mortgage servicing rights (“MSRs”), net	2,213	2,011
Prepaid Federal Deposit Insurance Corporation (“FDIC”) insurance assessment	957	1,186
Other assets	4,570	5,386
Total assets	$734,621	$736,954

Liabilities and shareholders’ equity
Liabilities:
Deposits: Non-interest-bearing demand	$78,425	$75,296
Deposits: Interest-bearing	515,974	522,630
Total deposits	594,399	597,926

FHLB advances	45,000	45,000
Repurchase agreements	625	855
Other liabilities and accrued expenses	2,694	2,854
Total liabilities	642,718	646,635

Shareholders’ equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; 16,641 shares, Series A, issued and outstanding; redeemable at $1,000 per share	16,292	16,229
Common stock, $.01 par value; 50,000,000 shares authorized; 7,045,036 shares issued and outstanding	10,500	10,484
Unearned shares issued to Employee Stock Ownership Plan (“ESOP”)	(1,653)	(1,719)
Retained earnings	67,232	65,788
Accumulated other comprehensive loss	(468)	(463)
Total shareholders’ equity	91,903	90,319
Total liabilities and shareholders’ equity	$734,621	$736,954
See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended December 31, 2012 and 2011
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2012	2011
Interest and dividend income

Loans receivable	$7,414	$7,805
MBS and other investments	77	125
Dividends from mutual funds	12	13
Interest-bearing deposits in banks	86	89
Total interest and dividend income	7,589	8,032

Interest expense

Deposits	728	1,169
FHLB advances	472	562
Total interest expense	1,200	1,731

Net interest income	6,389	6,301

Provision for loan losses	200	650

Net interest income after provision for loan losses	6,189	5,651

Non-interest income

Other than temporary impairment (“OTTI”)
on MBS and other investments	(7)	(90)
Adjustment for portion recorded as (transferred from)
other comprehensive income (loss) before taxes	(3)	30
Net OTTI on MBS and other investments	(10)	(60)

Service charges on deposits	947	970
ATM and debit card interchange transaction fees	515	517
BOLI net earnings	143	157
Gain on sales of loans, net	642	560
Escrow fees	35	27
Valuation recovery on MSRs	254	84
Fee income from non-deposit investment sales	25	12
Other	164	177
Total non-interest income, net	2,715	2,444

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three months ended December 31, 2012 and 2011
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2012	2011
Non-interest expense

Salaries and employee benefits	$3,114	$ 2,929
Premises and equipment	690	650
Advertising	177	208
OREO and other repossessed assets, net	288	502
ATM	221	194
Postage and courier	113	118
Amortization of CDI	33	37
State and local taxes	139	149
Professional fees	242	178
FDIC insurance	241	225
Other insurance	52	56
Loan administration and foreclosure	138	161
Data processing and telecommunications	287	300
Deposit operations	164	223
Other	478	291
Total non-interest expense	6,377	6,221

Income before federal and state income taxes	2,527	1,874

Provision for federal and state income taxes	819	591

Net income	1,708	1,283

Preferred stock dividends	(201)	(208)
Preferred stock discount accretion	(63)	(59)

Net income to common shareholders	$1,444	$ 1,016

Net income per common share
Basic	$0.21	$ 0.15
Diluted	$0.21	$ 0.15

Weighted average common shares outstanding
Basic	6,815,782	6,780,516
Diluted	6,821,006	6,780,516

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended December 31, 2012 and 2011
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2012	2011
Comprehensive income:
Net income	$ 1,708	$ 1,283
Unrealized holding loss on securities
available for sale, net of tax	(19)	(14)
Change in OTTI on securities held to maturity, net of tax:
Additions	--	(14)
Additional amount recognized related to credit loss for which OTTI was previously
recognized	--	(13)
Amount reclassified to credit loss for
previously recorded market loss	2	7
Accretion of OTTI securities held to maturity,
net of tax	12	11

Total comprehensive income	$ 1,703	$ 1,260

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three months ended December 31, 2012 and the year ended September 30, 2012
(Dollars in thousands)
(Unaudited)
	Number of Shares		Amount		Unearned Shares		Accumulated Other Compre-
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Issued to ESOP	Retained Earnings	hensive Loss	Total

Balance, September 30, 2011	16,641	7,045,036	$15,989	$10,457	$(1,983)	$62,270	$(528)	$86,205

Net income	--	--	--	--	--	4,590	--	4,590
Accretion of preferred stock discount	--	--	240	--	--	(240)	--	--
5% preferred stock dividend	--	--	--	--	--	(832)	--	(832)
Earned ESOP shares	--	--	--	(65)	264	--	--	199
MRDP (1) compensation expense	--	--	--	77	--	--	--	77
Stock option compensation expense	--	--	--	15	--	--	--	15
Unrealized holding gain on securities available for sale, net of tax	--	--	--	--	--	--	14	14
Change in OTTI on securities held to maturity, net of tax	--	--	--	--	--	--	5	5
Accretion of OTTI on securities held to maturity, net of tax	--	--	--	--	--	--	46	46

Balance, September 30, 2012	16,641	7,045,036	16,229	10,484	(1,719)	65,788	(463)	90,319

Net income	--	--	--	--	--	1,708	--	1,708
Accretion of preferred stock discount	--	--	63	--	--	(63)	--	--
5% preferred stock dividend	--	--	--	--	--	(201)	--	(201)
Earned ESOP shares	--	--	--	(8)	66	--	--	58
MRDP compensation expense	--	--	--	13	--	--	--	13
Stock option compensation expense	--	--	--	11	--	--	--	11
Unrealized holding loss on securities available for sale, net of tax	--	--	--	--	--	--	(19)	(19)
Change in OTTI on securities held to maturity, net of tax	--	--	--	--	--	--	2	2
Accretion of OTTI on securities held to maturity, net of tax	--	--	--	--	--	--	12	12

Balance, December 31, 2012	16,641	7,045,036	$16,292	$10,500	$(1,653)	$67,232	$(468)	$91,903
__________________________
(1) 1998 Management Recognition and Development Plan (“MRDP”).

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2012 and 2011
(Dollars in thousands)
(Unaudited)
	Three Months Ended December 31,
	2012	2011
Cash flows from operating activities
Net income	$1,708	$1,283
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200	650
Depreciation	252	234
Deferred federal income taxes	- -	(12)
Amortization of CDI	33	37
Earned ESOP shares	66	66
MRDP compensation expense	13	25
Stock option compensation expense	11	2
(Gain) loss on sales of OREO and other repossessed assets, net	(211)	271
Provision for OREO losses	244	57
Gain on sale of premises and equipment	(8)	--
BOLI net earnings	(143)	(157)
Gain on sales of loans, net	(642)	(560)
Decrease in deferred loan origination fees	(175)	(58)
Net OTTI on MBS and other investments	10	60
Valuation recovery on MSRs	(254)	(84)
Loans originated for sale	(24,063)	(22,203)
Proceeds from sales of loans	24,096	23,697
Decrease in other assets, net	1,195	463
Decrease in other liabilities and accrued expenses, net	(160)	(14)
Net cash provided by operating activities	2,172	3,757

Cash flows from investing activities
Net increase in CDs held for investment	(3,262)	(1,151)
Proceeds from maturities and prepayments of MBS and other investments available for sale	234	378
Proceeds from maturities and prepayments of MBS and other investments held to maturity	159	184
Sale of FHLB stock	51	--
Increase in loans receivable, net	(6,629)	(9)
Additions to premises and equipment	(393)	(197)
Proceeds from sale of premises and equipment	8	--
Proceeds from sales of OREO and other repossessed assets	806	234
Net cash used in investing activities	(9,026)	(561)

Cash flows from financing activities
Decrease in deposits, net	(3,527)	(3,503)
Decrease in repurchase agreements, net	(230)	(191)
ESOP tax effect	(8)	(20)
Dividends paid	(201)	--
Net cash used in financing activities	(3,966)	(3,714)

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the three months ended December, 2012 and 2011
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2012	2011

Net decrease in cash and cash equivalents	$(10,820)	$(518)
Cash and cash equivalents
Beginning of period	96,668	112,065
End of period	$85,848	$111,547

Supplemental disclosure of cash flow information
Interest paid	$1,220	$1,752

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$1,341	$669
Loans originated to facilitate the sale of OREO	574	3,204

See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)  Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. (“Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP.  However, all adjustments which are in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012 (“2012 Form 10-K”).  The unaudited condensed consolidated results of operations for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2013.

(b)  Principles of Consolidation:  The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Timberland Bank (“Bank”), and the Bank’s wholly-owned subsidiary, Timberland Service Corp.   All significant inter-company transactions and balances have been eliminated in consolidation.

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

(e)  Certain prior period amounts have been reclassified to conform to the December 31, 2012 presentation with no change to net income or total shareholders’ equity previously reported.

(2) REGULATORY MATTERS
In December 2009, the FDIC and the Washington State Department of Financial Institutions, Division of Banks (“DFI”) determined that the Bank required supervisory attention and agreed to terms on a Memorandum of Understanding (the “Bank MOU”) with the Bank.  The terms of the Bank MOU restricted the Bank from certain activities, and required that the Bank obtain prior written approval, or non-objection from the FDIC and/or the DFI to engage in certain activities.  On December 12, 2012, the FDIC and the DFI notified the Bank that the Bank MOU had been rescinded.

In addition, in February 2010, the Federal Reserve Bank of San Francisco (“FRB”) determined that the Company required additional supervisory attention and entered into a Memorandum of Understanding with the Company (the “Company MOU”).  Under the Company MOU, the Company was required, among other things, to obtain prior written approval or non-objection from the FRB to declare or pay any dividends, or make any other capital distributions; issue any trust preferred securities; or purchase or redeem any of its stock. On January 15, 2013, the FRB notified the Company that the Company MOU had been rescinded.

(3) PREFERRED STOCK RECEIVED IN TROUBLED ASSET RELIEF PROGRAM (“TARP”) CAPITAL PURCHASE PROGRAM (“CPP”)
On December 23, 2008, the Company received $16.64 million from the U.S. Treasury Department (“Treasury”) as a part of the Treasury’s CPP, which was established as part of the TARP.  The Company sold 16,641 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (“Series A Preferred Stock”) with a liquidation value of $1,000 per share and a related warrant to purchase 370,899 shares of the Company’s common stock at an exercise price of $6.73 per share (subject to anti-dilution adjustments) at any time through December 23, 2018.  The Series A Preferred Stock pays a 5.0% dividend for the first five years, after which the rate increases to 9.0% if the preferred shares are not redeemed by the Company.

The Series A Preferred Stock is initially recorded at the amount of proceeds received.  Any discount from the liquidation value is accreted to the expected call date and charged to retained earnings.  This accretion is recorded using the level-yield method.  Preferred dividends paid (or accrued) and any accretion is deducted from (or added to) net income (loss) for computing net income (loss) to common shareholders and net income (loss) per share computations.

On November 13, 2012, the Company’s outstanding 16,641 shares of Series A Preferred Stock were sold by the Treasury as part of its efforts to manage and recover its investments under the TARP.  While the sale of these preferred shares to new owners did not result in any proceeds to the Company and did not change the Company’s capital position or accounting for these securities, it did eliminate restrictions put in place by the Treasury on TARP recipients. The Treasury retained its related warrant to purchase up to 370,899 shares of the Company’s common stock.

(4) MBS AND OTHER INVESTMENTS
MBS and other investments have been classified according to management’s intent and are as follows as of December 31, 2012 and September 30, 2012 (dollars in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2012
Held to Maturity
MBS:
U.S. government agencies	$1,413	$44	$(3)	$1,454
Private label residential	1,757	317	(57)	2,017
U.S. agency securities	27	3	--	30
Total	$3,197	$364	$(60)	$3,501

Available for Sale
MBS:
U.S. government agencies	$2,645	$139	$--	$2,784
Private label residential	951	60	(115)	896
Mutual funds	1,000	2	--	1,002
Total	$4,596	$201	$(115)	$4,682

September 30, 2012
Held to Maturity
MBS:
U.S. government agencies	$1,493	$44	$(3)	$1,534
Private label residential	1,819	309	(60)	2,068
U.S. agency securities	27	3	--	30
Total	$3,339	$356	$(63)	$3,632

Available for Sale
MBS:
U.S. government agencies	$2,828	$147	$--	$2,975
Private label residential	1,001	65	(109)	957
Mutual funds	1,000	13	--	1,013
Total	$4,829	$225	$(109)	$4,945

The estimated fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of December 31, 2012 are as follows (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity

MBS:
U.S. government agencies	$1	$--	3	$98	$(3)	4	$99	$(3)
Private label residential	18	--	1	444	(57)	26	462	(57)
Total	$19	$--	4	$542	$(60)	30	$561	$(60)

Available for Sale

MBS:
Private label residential	$--	$--	--	$616	$(115)	1	$616	$(115)
Total	$--	$--	--	$616	$(115)	1	$616	$(115)

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

MBS:
Private label residential	$--	$--	--	$651	$(109)	4	$651	$(109)
Total	$--	$--	--	$651	$(109)	4	$651	$(109)

During the three months ended December 31, 2012 and 2011, the Company recorded net OTTI charges through earnings on residential MBS of $10,000 and $60,000, respectively. The Company provides for the bifurcation of OTTI into (i) amounts related to credit losses which are recognized through earnings, and (ii) amounts related to all other factors which are recognized as a component of other comprehensive income (loss).

To determine the component of the gross OTTI related to credit losses, the Company compared the amortized cost basis of each OTTI security to the present value of its revised expected cash flows, discounted using its pre-impairment yield.  The revised expected cash flow estimates for individual securities are based primarily on an analysis of default rates and prepayment speeds included in third-party analytic reports.  Significant judgment by management is required in this analysis that includes, but is not limited to, assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans.  The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on OTTI securities as of December 31, 2012 and September 30, 2012:

	Range		Weighted
	Minimum	Maximum	Average
At December 31, 2012
Constant prepayment rate	6.00%	15.00%	10.34%
Collateral default rate	0.30%	30.57%	9.38%
Loss severity rate	2.66%	78.30%	52.68%

At September 30, 2012
Constant prepayment rate	6.00%	15.00%	8.77%
Collateral default rate	0.06%	28.40%	8.74%
Loss severity rate	0.52%	76.03%	48.28%

The following tables present the OTTI for the three months ended December 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended December 31, 2012		Three Months Ended December 31, 2011
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total OTTI	$6	$1	$52	$38
Portion of OTTI recognized in other comprehensive (income) loss (before income taxes) (1)	3	- -	(30)	- -
Net OTTI recognized in earnings (2)	$9	$1	$22	$38
________________________
(1)	Represents OTTI related to all other factors.
(2)	Represents OTTI related to credit losses.

The following table presents a roll-forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in other comprehensive income for the three months ended December 31, 2012 and 2011 (in thousands):

	Three Months Ended December 31,
	2012	2011
Beginning balance of credit loss	$2,703	$3,361
Additions:
Credit losses for which OTTI was not previously recognized	4	1
Additional increases to the amount related to credit loss for which OTTI was previously recognized	6	59
Subtractions:
Realized losses previously recorded as credit losses	(232)	(196)
Ending balance of credit loss	$2,481	$3,225

There were no gross realized gains on sale of securities for the three months ended December 31, 2012 and December 31, 2011. During the three months ended December 31, 2012, the Company recorded a $232,000 realized loss (as a result of the securities being deemed worthless) on 16 held to maturity residential MBS and six available for sale residential MBS, of which the entire amount had been recognized previously as a credit loss. During the three months ended December 31, 2011, the Company recorded a $196,000 realized loss (as a result of the securities being deemed worthless) on 21 held to maturity residential MBS and one available for sale residential MBS, of which the entire amount had been recognized previously as a credit loss.

The amortized cost of residential mortgage-backed and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral, retail repurchase agreements and other non-profit organization deposits totaled $5.36 million and $5.70 million at December 31, 2012 and September 30, 2012, respectively.

The contractual maturities of debt securities at December 31, 2012 are as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities as a result of the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$14	$14	$--	$--
Due after one year to five years	26	29	34	35
Due after five to ten years	16	16	2	2
Due after ten years	3,141	3,442	3,560	3,644
Total	$3,197	$3,501	$3,596	$3,681

(5) GOODWILL

During the quarter ended June 30, 2012, the Company engaged a third party firm to perform the annual test for goodwill impairment.  The test concluded that recorded goodwill was not impaired.  As of December 31, 2012, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment.  No assurance can be given, however, that the Company will not record an impairment loss on goodwill in the future.

(6) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable and loans held for sale consisted of the following at December 31, 2012 and September 30, 2012 (dollars in thousands):
	December 31, 2012		September 30, 2012
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$108,835	19.0%	$106,979	18.8%
Multi-family	48,464	8.5	47,521	8.4
Commercial	270,537	47.3	256,254	45.1
Construction and land development	46,985	8.2	56,406	9.9
Land	37,920	6.6	39,655	7.0
Total mortgage loans	512,741	89.6	506,815	89.2

Consumer loans:
Home equity and second mortgage	31,196	5.5	32,814	5.8
Other	6,029	1.0	6,183	1.1
Total consumer loans	37,225	6.5	38,997	6.9

Commercial business loans	22,596	3.9	22,588	3.9

Total loans receivable	572,562	100.0%	568,400	100.0%

Less:
Undisbursed portion of construction loans in process	(14,100)		(16,325)
Deferred loan origination fees	(1,767)		(1,770)
Allowance for loan losses	(11,769)		(11,825)

Total loans receivable, net	$544,926		$538,480
 ________________________
(1)    Includes loans held for sale.

Construction and Land Development Loan Portfolio Composition
The following table sets forth the composition of the Company’s construction and land development loan portfolio at December 31, 2012 and September 30, 2012 (dollars in thousands):

	December 31, 2012		September 30, 2012
	Amount	Percent	Amount	Percent
Custom and owner/builder	$33,530	71.4%	$33,345	59.1%
Speculative one- to four-family	1,912	4.1	1,880	3.4
Commercial real estate	10,617	22.6	20,247	35.9
Multi-family (including condominiums)	345	0.7	345	0.6
Land development	581	1.2	589	1.0
Total construction and land development loans	$46,985	100.0%	$56,406	100.0%

Allowance for Loan Losses
The following tables set forth information for the three months ended December 31, 2012 and December 31, 2011 regarding activity in the allowance for loan losses (dollars in thousands):

	For the Three Months Ended December 31, 2012
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,558	$533	$263	$1	$1,829
Multi-family	1,156	(212)	--	1	945
Commercial	4,247	216	--	--	4,463
Construction – custom and owner/builder	386	(92)	--	--	294
Construction – speculative one- to four-family	128	4	--	--	132
Construction – commercial	429	(58)	--	--	371
Construction – multi-family	--	--	--	--	--
Construction – land development	--	(120)	6	146	20
Land	2,392	101	209	1	2,285
Consumer loans:
Home equity and second mortgage	759	(19)	18	--	722
Other	254	(5)	--	--	249
Commercial business loans	516	(148)	--	91	459
Total	$11,825	$200	$496	$240	$11,769

	For the Three Months Ended December 31, 2011
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$760	$92	$68	$1	$785
Multi-family	1,076	233	--	--	1,309
Commercial	4,035	(18)	508	--	3,509
Construction – custom and owner/builder	222	38	--	--	260
Construction – speculative one- to four-family	169	(6)	--	1	164
Construction – commercial	794	13	--	--	807
Construction – multi-family	354	(414)	--	450	390
Construction – land development	79	247	230	--	96
Land	2,795	76	285	71	2,657
Consumer loans:
Home equity and second mortgage	460	(1)	50	--	409
Other	415	(24)	1	--	390
Commercial business loans	787	414	6	1	1,196
Total	$11,946	$650	$1,148	$524	$11,972

The following table presents information on the loans evaluated individually for impairment and collectively evaluated for impairment in the allowance for loan losses at December 31, 2012 and September 30, 2012 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

December 31, 2012
Mortgage loans:
One- to four-family	$817	$1,012	$1,829	$6,142	$102,693	$108,835
Multi-family	524	421	945	7,648	40,816	48,464
Commercial	699	3,764	4,463	16,697	253,840	270,537
Construction – custom and owner/ builder	14	280	294	304	22,333	22,637
Construction – speculative one- to four-family	95	37	132	699	795	1,494
Construction – commercial	--	371	371	--	7,828	7,828
Construction – multi-family	--	--	--	345	--	345
Construction – land development	--	20	20	525	56	581
Land	628	1,657	2,285	7,843	30,077	37,920
Consumer loans:
Home equity and second mortgage	34	688	722	563	30,633	31,196
Other	--	249	249	7	6,022	6,029
Commercial business loans	--	459	459	--	22,596	22,596
Total	$2,811	$8,958	$11,769	$40,773	$517,689	$558,462

September 30, 2012
Mortgage loans:
One- to four-family	$678	$880	$1,558	$5,282	$101,697	$106,979
Multi-family	711	445	1,156	6,879	40,642	47,521
Commercial	667	3,580	4,247	17,192	239,062	256,254
Construction – custom and owner/ Builder	15	371	386	309	20,159	20,468
Construction – speculative one- to four-family	109	19	128	1,027	495	1,522
Construction – commercial	--	429	429	--	17,157	17,157
Construction – multi-family	--	--	--	345	--	345
Construction – land development	--	--	--	589	--	589
Land	686	1,706	2,392	8,613	31,042	39,655
Consumer loans:
Home equity and second mortgage	36	723	759	562	32,252	32,814
Other	--	254	254	7	6,176	6,183
Commercial business loans	--	516	516	--	22,588	22,588
Total	$2,902	$8,923	$11,825	$40,805	$511,270	$552,075

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

The following table lists the loan credit risk grades utilized by the Company that serve as credit quality indicators at December 31, 2012 and September 30, 2012 (dollars in thousands):

December 31, 2012	Loan Grades
	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$96,312	$3,646	$2,901	$5,976	$108,835
Multi-family	36,858	120	9,248	2,238	48,464
Commercial	242,931	1,702	11,459	14,445	270,537
Construction – custom and owner/builder	22,333	--	--	304	22,637
Construction – speculative one- to four-family	535	191	699	69	1,494
Construction – commercial	5,289	--	2,539	--	7,828
Construction – multi-family	--	--	--	345	345
Construction – land development	--	--	--	581	581
Land	22,042	5,489	2,546	7,843	37,920
Consumer loans:
Home equity and second mortgage	28,883	858	678	777	31,196
Other	5,982	40	--	7	6,029
Commercial business loans	21,931	522	143	--	22,596
Total	$483,096	$12,568	$30,213	$32,585	$558,462

September 30, 2012

Mortgage loans:
One- to four-family	$93,668	$4,000	$4,343	$4,968	$106,979
Multi-family	35,703	107	10,220	1,491	47,521
Commercial	228,036	1,722	11,515	14,981	256,254
Construction – custom and owner/builder	17,621	--	2,538	309	20,468
Construction – speculative one- to four-family	304	191	700	327	1,522
Construction – commercial	17,157	--	--	--	17,157
Construction – multi-family	--	--	--	345	345
Construction – land development	--	--	--	589	589
Land	22,700	5,788	2,554	8,613	39,655
Consumer loans:
Home equity and second mortgage	29,777	1,488	788	761	32,814
Other	6,136	40	--	7	6,183
Commercial business loans	20,777	834	286	691	22,588
Total	$471,879	$14,170	$32,944	$33,082	$552,075

The following tables present an age analysis of past due status of loans by category at December 31, 2012 and September 30, 2012 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
December 31, 2012
Mortgage loans:
One- to four-family	$42	$1,577	$4,251	$--	$5,870	$102,965	$108,835
Multi-family	--	--	2,238	--	2,238	46,226	48,464
Commercial	--	236	5,962	6	6,204	264,333	270,537
Construction – custom and owner/ builder	--	398	304	--	702	21,935	22,637
Construction – speculative one- to four- family	--	--	--	--	--	1,494	1,494
Construction – commercial	--	--	--	--	--	7,828	7,828
Construction – multi-family	--	--	345	--	345	--	345
Construction – land development	--	--	525	--	525	56	581
Land	191	39	7,843	200	8,273	29,647	37,920
Consumer loans:
Home equity and second mortgage	308	100	262	151	821	30,375	31,196
Other	--	--	7	--	7	6,022	6,029
Commercial business loans	20	18	--	--	38	22,558	22,596
Total	$561	$2,368	$21,737	$357	$25,023	$533,439	$558,462

September 30, 2012
Mortgage loans:
One- to four-family	$1,987	$--	$3,382	$142	$5,511	$101,468	$106,979
Multi-family	3,402	--	1,449	--	4,851	42,670	47,521
Commercial	1,071	--	6,049	6	7,126	249,128	256,254
Construction – custom and owner/ builder	--	--	309	--	309	20,159	20,468
Construction – speculative one- to four- family	--	--	327	700	1,027	495	1,522
Construction – commercial	--	--	--	--	--	17,157	17,157
Construction – multi-family	--	--	345	--	345	--	345
Construction – land development	--	--	589	--	589	--	589
Land	943	--	8,613	200	9,756	29,899	39,655
Consumer loans:
Home equity and second mortgage	277	14	261	150	702	32,112	32,814
Other	4	--	7	--	11	6,172	6,183
Commercial business loans	--	15	--	--	15	22,573	22,588
Total	$7,684	$29	$21,331	$1,198	$30,242	$521,833	$552,075

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

Following is a summary of information related to impaired loans as of and for the quarter ended December 31, 2012 (in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	YTD Average Recorded Investment (1)	YTD Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (1)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$1,874	$2,068	$--	$1,794	$5	$4
Multi-family	789	1,771	--	158	3	3
Commercial	9,963	11,031	--	12,857	7	7
Construction – custom and owner/builder	204	204	--	208	--	--
Construction – speculative one- to four-family	--	--	--	65	--	--
Construction – commercial	--	2,066	--	--	--	--
Construction – multi-family	345	810	--	281	--	--
Construction – land development	525	3,279	--	818	--	--
Land	5,345	7,436	--	5,708	--	--
Consumer loans:
Home equity and second mortgage	262	397	--	400	--	--
Other	7	7	--	6	--	--
Commercial business loans	--	75	--	23	--	--
Subtotal	19,314	29,144	--	22,318	15	14

With an allowance recorded:
Mortgage loans:
One- to four-family	4,268	4,351	817	3,051	20	15
Multi-family	6,859	6,859	524	6,894	85	66
Commercial	6,734	6,734	699	6,153	99	82
Construction – custom and owner/builder	100	100	14	104	--	--
Construction – speculative one- to four-family	699	699	95	700	6	4
Construction – commercial	--	--	--	2,161	89	71
Construction – multi-family	--	--	--	74	--	--
Land	2,498	2,685	628	3,447	8	8
Consumer loans:
Home equity and second mortgage	301	301	34	506	4	3
Other	--	--	--	--	--	--
Commercial business loans	--	--	--	55	--	--
Subtotal	21,459	21,729	2,811	23,145	311	249

Total
Mortgage loans:
One- to four-family	6,142	6,419	817	4,845	25	19
Multi-family	7,648	8,630	524	7,052	88	69
Commercial	16,697	17,765	699	19,010	106	89
Construction – custom and owner/builder	304	304	14	312	--	--
Construction – speculative one- to four-family	699	699	95	765	6	4
Construction – commercial	--	2,066	--	2,161	89	71
Construction – multi-family	345	810	--	355	--	8
Construction – land development	525	3,279	--	818	--	--
Land	7,843	10,121	628	9,155	8	--
Consumer loans:
Home equity and second mortgage	563	698	34	906	4	3
Other	7	7	--	6	--	--
Commercial business loans	--	75	--	78	--	--
Total	$40,773	$50,873	$2,811	$45,463	$326	$263
______________________________________________________________________________________________________________________
(1)	For the three months ended December 31, 2012

Following is a summary of information related to impaired loans as of and for the year ended September 30, 2012 (in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	YTD Average Recorded Investment (1)	YTD Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (1)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$1,510	$1,605	$--	$1,838	$20	$16
Multi-family	--	982	--	--	1	1
Commercial	7,596	8,664	--	14,491	543	348
Construction – custom and owner/builder	208	208	--	209	--	--
Construction – speculative one- to four-family	327	327	--	65	--	--
Construction – commercial	--	2,066		--	14	14
Construction – multi-family	345	810	--	338	--	--
Construction – land development	589	3,497	--	1,089	14	14
Land	5,989	8,247	--	6,279	28	16
Consumer loans:
Home equity and second mortgage	261	383	--	482	--	--
Other	7	7	--	5	--	--
Commercial business loans	--	166	--	32	2	2
Subtotal	16,832	26,962	--	24,828	622	411

With an allowance recorded:
Mortgage loans:
One- to four-family	3,772	3,772	678	2,520	81	62
Multi-family	6,879	6,879	711	6,618	294	189
Commercial	9,596	9,596	667	5,043	60	39
Construction – custom and owner/builder	101	101	15	106	--	--
Construction – speculative one- to four-family	700	700	109	700	29	20
Construction – commercial	--	--	--	3,248	230	146
Construction – multi-family	--	--	--	74	--	--
Land	2,624	2,811	686	3,307	37	36
Consumer loans:
Home equity and second mortgage	301	301	36	515	31	23
Other	--	--	--	55	--	--
Subtotal	23,973	24,160	2,902	22,186	762	515

Total
Mortgage loans:
One- to four-family	5,282	5,377	678	4,358	101	78
Multi-family	6,879	7,861	711	6,618	295	190
Commercial	17,192	18,260	667	19,534	603	387
Construction – custom and owner/builder	309	309	15	315	--	--
Construction – speculative one- to four-family	1,027	1,027	109	765	29	20
Construction – commercial	--	2,066	--	3,248	244	160
Construction – multi-family	345	810	--	412	--	--
Construction – land development	589	3,497	--	1,089	14	14
Land	8,613	11,058	686	9,586	65	52
Consumer loans:
Home equity and second mortgage	562	684	36	997	31	23
Other	7	7	--	5	--	--
Commercial business loans	--	166	--	87	2	2
Total	$40,805	$51,122	$2,902	$47,014	$1,384	$926
______________________________________________________________________________________________________________________
(2)	For the year ended September 30, 2012

The following table sets forth information with respect to the Company’s non-performing assets at December 31, 2012 and September 30, 2012 (dollars in thousands):

	December 31,	September 30,
	2012	2012
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family	$4,251	$3,382
Multi-family	2,238	1,449
Commercial	5,962	6,049
Construction – custom and owner/builder	304	309
Construction – speculative one- to four-family	--	327
Construction – multi-family	345	345
Construction – land development	525	589
Land	7,843	8,613
Consumer loans:
Home equity and second mortgage	262	261
Other	7	7
Total loans accounted for on a non-accrual basis	21,737	21,331

Accruing loans which are contractually past due 90 days or more	357	1,198

Total of non-accrual and 90 days past due loans	22,094	22,529

Non-accrual investment securities	2,334	2,442

OREO and other repossessed assets	13,230	13,302
Total non-performing assets (1)	$37,658	$38,273

Troubled debt restructured loans on accrual status (2)	$13,008	$13,410

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	3.97%	4.09%

Non-accrual and 90 days or more past due loans as a percentage of total assets	3.01%	3.06%

Non-performing assets as a percentage of total assets	5.13%	5.19%

Loans receivable (3)	$556,695	$550,305

Total assets	$734,621	$736,954

  (1)  Does not include troubled debt restructured loans on accrual status.
  (2)  Does not include troubled debt restructured loans totaling $10.7 million and $10.1 million reported as non-accrual loans at December 31, 2012 and September 30, 2012, respectively.
  (3)  Includes loans held for sale and before the allowance for loan losses.

Troubled debt restructured loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider.  The loan terms which have been modified or restructured due to a borrower’s financial difficulty, include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals.  Troubled debt restructured loans are considered impaired loans and are individually evaluated for impairment.  Troubled debt restructured loans can be classified as either accrual or non-accrual. The Company had $23.7 million in troubled debt restructured loans included in impaired loans at December 31, 2012 and had $1,000 in commitments to lend additional funds on these loans.  The Company had $23.5 million in troubled debt restructured loans included in impaired loans at September 30, 2012 and had $1,000 in commitments to lend additional funds on these loans

The following table sets forth information with respect to the Company’s troubled debt restructured loans by interest accrual status as of December 31, 2012 and September 30, 2012 (dollars in thousands):

	December 31, 2012
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$1,891	$--	$1,891
Multi-family	5,409	--	5,409
Commercial	4,708	5,530	10,238
Construction – speculative one- to four-family	699	--	699
Construction – land development	--	525	525
Land	--	4,417	4,417
Consumer loans:
Home equity and second mortgage	301	261	562
Total	$13,008	$10,733	$23,741

	September 30, 2012
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$1,900	$--	$1,900
Multi-family	5,430	--	5,430
Commercial	5,079	4,862	9,941
Construction – speculative one- to four-family	700	--	700
Construction – land development	--	526	526
Land	--	4,445	4,445
Consumer loans:
Home equity and second mortgage	301	261	562
Total	$13,410	$10,094	$23,504

The following table sets forth information with respect to the Company’s troubled debt restructurings by portfolio segment that occurred during the three months ended December 31, 2012 and the year ended September 30, 2012 (dollars in thousands):

Three Months Ended December 31, 2012	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
Commercial (2)	1	$750	$750	$743
Total	1	$750	$750	$743

Year Ended September 30, 2012

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
One-to four-family (1)	1	$373	$373	$372
Commercial (1)	1	2,718	2,718	2,657
Land (2)	1	249	249	233
Total	3	$3,340	$3,340	$3,262
___________________________
(1) Modifications were a result of a combination of changes (a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals).
(2) Modification was a result of a reduction in the stated interest rate.

There were no troubled debt restructured loans that were recorded in the twelve months ended December 31, 2012 that have subsequently defaulted.

(7) NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period.  Common stock equivalents arise from the assumed conversion of outstanding stock options and the outstanding warrant to purchase common stock.  In accordance with the Financial Accounting Standards Board (“FASB”) guidance for stock compensation, shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted net income per common share. At December 31, 2012 and 2011, there were 229,254 and 264,520 shares, respectively, that had not been allocated under the Bank’s ESOP.

	Three Months Ended December 31,
	2012	2011
	(In thousands, except for
	per share data)
Basic net income per common share computation
Numerator – net income	$1,708	$1,283
Preferred stock dividends	(201)	(208)
Preferred stock discount accretion	(63)	(59)
Net income to common shareholders	$1,444	$1,016

Denominator – weighted average common shares outstanding	6,815,782	6,780,516

Basic net income per common share	$0.21	$0.15

Diluted net income per common share computation
Numerator – net income	$1,708	$1,283
Preferred stock dividend	(201)	(208)
Preferred stock discount accretion	(63)	(59)
Net income to common shareholders	$1,444	$1,016

Denominator – weighted average common shares outstanding	6,815,782	6,780,516
Effect of dilutive stock options (1)	5,224	--
Effect of dilutive stock warrant (2)	--	--
Weighted average common shares and common stock equivalents	6,821,006	6,780,516

Diluted net income per common share	$0.21	$0.15
____________________________________________
(1) For the three months ended December 31, 2012 and 2011, options to purchase 212,152 and 153,376 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive.
(2) For the three months ended December 31, 2012 and December 31, 2011, a warrant to purchase 370,899 shares of common stock was outstanding but not included in the computation of diluted net income per common share because the warrant’s exercise price was greater than the average market price of the common stock, and, therefore, its effect would have been anti-dilutive.

(8) STOCK PLANS AND STOCK BASED COMPENSATION

Stock Option Plans
Under the Company’s stock option plans (the 1999 Stock Option Plan and the 2003 Stock Option Plan), the Company was able to grant options for up to a combined total of 1,622,500 shares of common stock to employees, officers and directors.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant.  Generally, options vest in 20% annual installments on each of the five anniversaries from the date of the grant.  At December 31, 2012, options for 157,338 shares are available for future grant under the 2003 Stock Option Plan, and no shares are available for future grant under the 1999 Stock Option Plan.

Activity under the plans for the three months ended December 31, 2012 and 2011 is as follows:

	Three Months Ended December 31, 2012		Three Months Ended December 31, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	195,626	$7.97	137,726	$9.25
Granted	29,000	6.00	33,500	4.01
Forfeited	--	--	(2,200)	4.55
Options outstanding, end of period	224,626	$7.71	169,026	$8.27

Options exercisable, end of period	125,126	$9.54	122,326	$9.84

The aggregate intrinsic value of options outstanding at December 31, 2012 was $166,000.

At December 31, 2012, there were 99,500 unvested options with an aggregate grant date fair value of $208,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at December 31, 2012 was $123,000.  There were 8,800 options with an aggregate grant date fair value of $13,000 that vested during the three months ended December 31, 2012.

At December 31, 2011, there were 46,700 unvested options with an aggregate grant date fair value of $69,000, all of which the Company assumes will vest. There were 5,000 options with an aggregate grant date fair value of $6,000 that vested during the three months ended December 31, 2011.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.  The risk-free interest rate is based on the U.S. Treasury rate of a similar term as the stock option at the particular grant date.  The expected life is based on historical data, vesting terms and estimated exercise dates.  The expected dividend yield is based on the most recent quarterly dividend on an annualized basis in effect at the time the options were granted.  The expected volatility is based on historical volatility of the Company’s stock price.  There were 33,500 options granted during the three months ended December 31, 2011 with an aggregate grant date fair value of $52,000.  There were 29,000 options granted during the three months ended December 31, 2012 with an aggregate grant date fair value of $69,000.

The Black-Scholes option pricing model was used in estimating the fair value of option grants.  The weighted average assumptions used for options granted during the three months ended December 31, 2012 were:

Expected Volatility	45%
Expected term (in years)	5
Expected dividend yield	--%
Risk free interest rate	0.76%
Grant date fair value per share	$2.37

Stock Grant Plan
The Company adopted the Management Recognition and Development Plan (“MRDP”) in 1998 for the benefit of employees, officers and directors of the Company.  The objective of the MRDP is to retain and attract personnel of experience and ability in key positions by providing them with a proprietary interest in the Company.

The MRDP allowed for the issuance to participants of up to 529,000 shares of the Company’s common stock.  Awards under the MRDP were made in the form of shares of common stock that are subject to restrictions on the transfer of ownership and are subject to a five-year vesting period.  Compensation expense is the amount of the fair value of the common stock at the date of the grant to the plan participants and is recognized over a five-year vesting period, with 20% vesting on each of the five anniversaries from the date of the grant.
There were no MRDP shares granted to officers or directors during the three months ended December 31, 2012 and 2011.  At December 31, 2012, there were no shares available for future awards under the MRDP.

At December 31, 2012, there were a total of 3,848 unvested MRDP shares with an aggregate grant date fair value of $28,000.  There were 5,613 MRDP shares that vested during the three months ended December 31, 2012 with an aggregate grant date fair value of $57,000.

Expenses for Stock Compensation Plans
Compensation expenses for all stock-based plans were as follows:
	Three Months Ended December 31,
	2012		2011
	(Dollars in thousands)
	Stock Options	Stock Grants	Stock Options	Stock Grants
Compensation expense recognized in income	$11	$13	$2	$25

As of December 31, 2012, the compensation expense yet to be recognized for stock-based awards that have been awarded but not vested for the years ending September 30 is as follows (dollars in thousands):
	Stock Options	Stock Grants	Total Awards
Remainder of 2013	$38	$25	$63
2014	50	2	52
2015	44	--	44
2016	44	--	44
2017	35	--	35
2018	1	--	1
Total	$212	$27	$239

 (9) FAIR VALUE MEASUREMENTS
GAAP requires disclosure of estimated fair values for financial instruments.  Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2012 and September 30, 2012.  Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

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

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a recurring basis at December 31, 2012 (dollars in thousands):
	Estimated Fair Value
	Level 1		Level 2	Level 3		Total
Available for Sale Securities
MBS:
U.S. government agencies	$	- -	$2,784	$	- -	$2,784
Private label residential		- -	896		- -	896
Mutual funds		1,002	--		- -	1,002
Total		$1,002	$3,680	$	- -	$4,682

There were no transfers among Level 1, Level 2 and Level 3 during the three months ended December 31, 2012.

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a recurring basis at September 30, 2012 (dollars in thousands):
	Estimated Fair Value
	Level 1		Level 2	Level 3		Total
Available for Sale Securities
MBS:
U.S. government agencies	$	- -	$2,975	$	- -	$2,975
Private label residential		- -	957		- -	957
Mutual funds		1,013	- -		- -	1,013
Total		$1,013	$3,932	$	- -	$4,945

There were no transfers between Level 1, Level 2 and Level 3 during the year ended September 30, 2012.
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

The Company uses the following methods and significant assumptions to estimate fair value on a nonrecurring basis:

Impaired Loans: A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The specific reserve for collateral dependent impaired loans was based on the estimated fair value of the collateral less estimated costs to sell.  The estimated fair value of collateral was determined based primarily on appraisals.  In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at December 31, 2012, and the total losses resulting from these estimated fair value adjustments for the three months ended December 31, 2012 (dollars in thousands):

	Estimated Fair Value
	Level 1		Level 2		Level 3	Total Losses
Impaired loans:
Mortgage Loans;
One-to four-family	$	- -	$	- -	$4,268	$263
Multi-family		- -		- -	6,859	- -
Commercial		- -		- -	6,734	- -
Construction – customer and owner/builder		- -		- -	100	- -
Construction – speculative one- to- four-family		- -		- -	699	- -
Land		- -		- -	2,498	209
Consumer loans:
Home equity and second mortgage		- -		- -	301	18
Total impaired loans (1)		- -		- -	21,459	490

MBS – held to maturity (2):
Private label residential		- -		123	- -	9
OREO and other repossessed items (3)		- -		- -	13,230	232
MSRs (4)		- -		- -	2,213	- -
Total	$	- -		$123	$36,902	$731
_______________________
(1)	The loss represents charge offs on collateral dependent loans for estimated fair value adjustment based on the estimated fair value of the collateral.
(2)	The loss represents OTTI credit-related charges on held-to-maturity MBS.

(3)
The loss represents the results of management’s periodic reviews of the recorded value to determine whether the property continues to be recorded at the lower of its recorded book value or estimated fair value, net of estimated costs to sell.

(4)
The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights exceeds its estimated fair value.  Impairment, if deemed temporary, is recognized through a valuation allowance to the extent that estimated fair value is less than the recorded amount.

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a non-recurring basis at September 30, 2012 and the total losses resulting from these estimated fair value adjustments for the year ended September 30, 2012 (dollars in thousands):

	Estimated Fair Value
	Level 1		Level 2		Level 3	Total Losses
Impaired loans:
Mortgage Loans;
One-to four-family	$	- -	$	- -	$3,094	$276
Multi-family		- -		- -	6,168	14
Commercial		- -		- -	8,929	1,215
Construction – custom and owner/builder		- -		- -	86	- -
Construction – speculative one-to four-family		- -		- -	591	- -
Land		- -		- -	1,938	1,251
Consumer loans:
Home equity and second mortgage		- -		- -	265	232
Total impaired loans (1)		- -		- -	21,071	2,988

MBS – held to maturity (2):
Private label residential		- -		231	- -	164
OREO and other repossessed items (3)		- -		- -	13,302	947
MSRs (4)		- -		- -	2,011	- -
Total	$	- -		$231	$36,384	$4,099
_______________________
(1)	The loss represents charge offs on collateral dependent loans for estimated fair value adjustment based on the estimated fair value of the collateral.
(2)	The loss represents OTTI credit-related charges on held-to-maturity MBS.
(3)
The loss represents the results of management’ periodic reviews of the recorded value to determine whether the property continues to be recorded at the lower of its recorded book value or estimated fair value, net of estimated costs to sell.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the date indicated (dollars in thousands):

	December 31, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range

Impaired loans	$21,459	Market approach	Appraised value less selling costs	NA

Other real estate owned	$13,230	Market approach	Lower of appraised value or listing price less selling costs	NA

MSRs	$2,213	Discounted cashflows	Discount rate Prepayment Speeds	10.06% - 12.50% 275 to 613

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

Loans Receivable, Net; At December 31, 2012 and September 30, 2012, because of an illiquid market for loan sales, the fair value of loans was estimated using comparable market statistics.  The loan portfolio was segregated into various categories, and a weighted average valuation discount that approximated similar loan sales was applied to each category.

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

The estimated fair values of financial instruments were as follows as of December 31, 2012 and September 30, 2012 (dollars in thousands):

	December 31, 2012
		Fair Value Measurements Using:
	Recorded Amount	Total	Level 1	Level 2		Level 3
Financial Assets

Cash and cash equivalents	$85,848	$85,848	$85,848	$	- -	$	- -
CDs held for investment	26,752	26,752	26,752		- -		- -
MBS and other investments	7,879	8,183	1,032		7,151		- -
FHLB stock	5,604	5,604	5,604		- -		- -
Loans receivable, net	542,890	506,601	- -		- -		506,601
Loans held for sale	2,036	2,109	2,109		- -		- -
Accrued interest receivable	2,080	2,080	2,080		- -		- -

Financial Liabilities
Deposits:
Non-interest-bearing demand	$78,425	$78,425	$78,425	$	- -	$	- -
Interest-bearing	515,974	517,984	319,201		- -		198,783
Total deposits	594,399	596,409	397,626		- -		198,783
FHLB advances	45,000	51,111	- -		51,111		- -
Repurchase agreements	625	625	625		- -		- -
Accrued interest payable	383	383	383		- -		- -

	September 30, 2012
		Fair Value Measurements Using:
	Recorded Amount	Total	Level 1	Level 2		Level 3
Financial Assets

Cash and cash equivalents	$96,668	$96,668	$96,668	$	- -	$	- -
CDs held for investment	23,490	23,490	23,490		- -		- -
MBS and other investments	8,284	8,577	1,043		7,534		- -
FHLB stock	5,655	5,655	5,655		- -		- -
Loans receivable, net	537,053	502,147	- -		- -		502,147
Loans held for sale	1,427	1,504	1,504		- -		- -
Accrued interest receivable	2,183	2,183	2,183		- -		- -

Financial Liabilities
Deposits:
Non-interest-bearing demand	$75,296	$75,296	$75,296	$	- -	$	- -
Interest-bearing	522,630	524,823	317,181		- -		207,642
Total deposits	597,926	600,119	392,477		- -		207,642
FHLB advances	45,000	51,115	- -		51,115		- -
Repurchase agreements	855	855	855		- -		- -
Accrued interest payable	404	404	404		- -		- -

(10) RECENT ACCOUNTING PRONOUNCEMENTS
In July 2012, the FASB issued guidance regarding goodwill which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under this guidance, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its recorded amount.  The guidance includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The guidance became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012.  The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, the terms “we,” “our” and “Company” refer to Timberland Bancorp, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.  When we refer to “Bank” in this Form 10-Q, we are referring to Timberland Bank, a wholly-owned subsidiary of Timberland Bancorp, Inc. and the Bank’s wholly-owned subsidiary, Timberland Service Corporation.

The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three months ended December 31, 2012.  This analysis as well as other sections of this report contains certain “forward-looking statements.”

Certain matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our future operations.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System and our bank subsidiary by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; the failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates;  increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common and preferred stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our reports filed with the Securities and Exchange Commission, including our 2012 Form 10-K.

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

Overview
Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank.  The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 22 branches (including its main office in Hoquiam).  At December 31, 2012, the Company had total assets of $734.6 million and total shareholders’ equity of $91.90 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report relates primarily to the Bank’s operations.

The profitability of the Company’s operations depends primarily on its net interest income after provision for loan losses.  Net interest income is the difference between interest income, which is the income that the Company earns on interest-earning assets, which are primarily loans and investments, and interest expense, the amount the Company pays on its interest-bearing liabilities, which are primarily deposits and borrowings.  Net interest income is affected by changes in the volume and mix of interest earning assets, interest earned on those assets, the volume and mix of interest bearing liabilities and interest paid on those interest bearing liabilities. Management strives to match the re-pricing characteristics of the interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.

The provision for loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The provision for loan losses reflects the amount that the Company believes is adequate to cover estimated credit losses in its loan portfolio.

Net income is also affected by non-interest income and non-interest expenses.  For the three month period ended December 31, 2012, non-interest income consisted primarily of service charges on deposit accounts, gain on sale of loans, ATM transaction fees, an increase in the cash surrender value of life insurance and other operating income. Non-interest income is increased by valuation recoveries on MSRs and reduced by valuation allowances on MSRs.  Non-interest income is reduced by net OTTI losses on MBS and other investments.  Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM expenses, OREO expenses, postage and courier expenses, professional fees, deposit insurance premiums, other insurance premiums, state and local taxes, loan administration and foreclosure expenses, deposit operation expenses and data processing expenses and telecommunication expenses.  Non-interest income and non-interest expenses are affected by the growth of our operations and growth in the number of loan and deposit accounts.

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

Critical Accounting Policies and Estimates
The Company has identified several accounting policies that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s Condensed Consolidated Financial Statements. Critical accounting policies and estimates are discussed in the Company’s 2012 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Estimates.” That discussion highlights estimates the Company makes that involve uncertainty or potential for substantial change. There have not been any material changes in the Company’s critical accounting policies and estimates as compared to the disclosure contained in the Company’s 2012 Form 10-K.

Comparison of Financial Condition at December 31, 2012 and September 30, 2012

The Company’s total assets decreased by $2.33 million, or 0.32%, to $734.62 million at December 31, 2012 from $736.95 million at September 30, 2012.  The decrease in total assets was primarily due to a decrease in total deposits which reduced the amount of assets held in cash and cash equivalents.

Net loans receivable increased by $6.45 million, or 1.2%, to $544.93 million at December 31, 2012 from $538.48 million at September 30, 2012.  The increase was primarily due to an increase in commercial real estate, one-to four-family and multi-family loan balances.  These increases were partially offset by decreases in construction and land development, land and consumer loan balances.

Total deposits decreased by $3.53 million, or 0.6%, to $594.40 million at December 31, 2012 from $597.93 million at September 30, 2012, primarily as a result of decreases in certificates of deposit account balances and money market account balances.  These decreases were partially offset by increases in non-interest bearing account balances and N.O.W. checking account balances.

Shareholders’ equity increased by $1.58 million, or 1.8%, to $91.90 million at December 31, 2012 from $90.32 million at September 30, 2012.  The increase in shareholders’ equity was primarily a result of net income for the three months ended December 31, 2012.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment decreased by $7.56 million or 6.3%, to $112.60 million at December 31, 2012 from $120.16 million at September 30, 2012.  The decrease was primarily due to a $10.82 million decrease in cash and cash equivalents, which was partially offset by a $3.26 million increase in CDs held for investment.

MBS (Mortgage-backed Securities) and Other Investments:  MBS and other investments decreased by $405,000, or 4.9%, to $7.88 million at December 31, 2012 from $8.28 million at September 30, 2012, primarily as a result of scheduled amortization and prepayments on MBS.  OTTI charges of $10,000 were recorded on private label residential MBS during the quarter ended December 31, 2012. For additional information on MBS and other investments, see Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Loans: Net loans receivable increased by $6.45 million, or 1.2%, to $544.93 million at December 31, 2012 from $538.48 million at September 30, 2012.  The increase in the portfolio was primarily a result of a $14.28 million increase in commercial real estate loan balances, a $1.86 million increase in one-to four-family loan balances, a $943,000 increase in multi-family loan balances and a $2.23 million decrease in the undisbursed portion of construction loans in process.  These increases to net loans receivable were partially offset by decreases of $9.42 million in construction and land development loan balances, $1.77 million in consumer loan balances and $1.74 million in land loan balances.  The increase in commercial real estate loan balances and the decrease in construction loan balances were primarily due to several large commercial construction loan projects converting to permanent financing during the quarter ended December 31, 2012.  The Company continued to reduce its exposure to land development and land loans.  Land development loan balances decreased to $581,000 at December 31, 2012.  The land loan portfolio decreased to $37.92 million at December 31, 2012, a 4.4% decrease from September 30, 2012.  The land loan portfolio consists of 301 loans on a variety of land types including individual building lots, acreage, raw land and commercially zoned properties.  The average loan balance for the entire land loan portfolio was approximately $126,000 at December 31, 2012.

Loan originations increased slightly to $51.94 million for the three months ended December 31, 2012 from $51.63 million for the three months ended December 31, 2011.  The Company continued to sell longer-term fixed rate loans for asset liability management purposes and to generate non-interest income.  The Company sold fixed rate one- to four-family mortgage loans totaling $24.10 million for the three months ended December 31, 2012 compared to $23.70 million for the three months ended December 31, 2011.

For additional information, see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment increased by $141,000, or 0.8%, to $18.03 million at December 31, 2012 from $17.89 million at September 30, 2012.  The increase was primarily due to several remodeling projects at branch offices.

OREO (Other Real Estate Owned): OREO and other repossessed assets decreased by $72,000, or 0.5%, to $13.23 million at December 31, 2012 from $13.30 million at September 30, 2012, primarily due to the sale of OREO properties.  At December 31, 2012, total OREO consisted of 55 individual properties.  The properties consisted of eight commercial real estate properties totaling $6.43 million, 34 land parcels totaling $4.32 million, 12 single family homes totaling $1.64 million and a condominium project of $842,000.  During the quarter ended December 31, 2012, 12 OREO properties totaling $1.20 million were sold for a net gain of $211,000.

Goodwill and CDI:  The recorded amount of goodwill of $5.65 million at December 31, 2012 was unchanged from September 30, 2012.  The recorded amount of the CDI decreased $32,000, or 12.9%, to $217,000 at December 31, 2012 from $249,000 at September 30, 2012.  The decrease was attributable to scheduled amortization of the CDI.

Prepaid FDIC Insurance Assessment:  The prepaid FDIC insurance assessment decreased $233,000, or 19.3%, to $957,000 at December 31, 2012 from $1.19 million at September 30, 2012 as a portion of the prepaid amount was expensed.

Deposits: Deposits decreased by $3.53 million, or 0.6%, to $594.40 million at December 31, 2012 from $597.93 million at September 30, 2012.  The decrease was primarily a result of an $8.68 million decrease in certificates of deposit account balances and a $407,000 decrease in money market account balances.  These decreases were partially offset by increases of $3.13 million increase in non-interest bearing account balances, $2.29 million in N.O.W. checking account balances and $135,000 in savings account balances.  The Company had no brokered deposits at December 31, 2012 or September 30, 2012.

FHLB Advances: The Company has short- and long-term borrowing lines with the FHLB of Seattle with total credit available on the lines equal to 30% of the Bank’s total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. At December 31, 2012 FHLB advances and other borrowings consisted of long-term FHLB advances with scheduled maturities at various dates in 2017 and bear interest at rates ranging from 3.69% to 4.34%. A portion of these advances may be called by the FHLB at a date earlier than the scheduled maturity date. FHLB advances remained unchanged at $45.00 million at December 31, 2012 and September 30, 2012.

Shareholders’ Equity:  Total shareholders’ equity increased by $1.58 million, or 1.8%, to $91.90 million at December 31, 2012 from $90.32 million at September 30, 2012.  The increase was primarily due to net income of $1.71 million for the three months ended December 31, 2012.

Comparison of Operating Results for the Three Months Ended December 31, 2012 and 2011

Net income increased $425,000, or 33.1%, to $1.71 million for the quarter ended December 31, 2012 from $1.28 million for the quarter ended December 31, 2011.  Net income to common shareholders after adjusting for the preferred stock dividend and the preferred stock discount accretion increased $428,000, or 42.1%, to $1.44 million for the quarter ended December 31, 2012 from $1.02 million for the quarter ended December 31, 2011.  The increase in earnings for the quarter was primarily a result of a decreased provision for loan losses, and increases in non-interest income and net interest income, which was partially offset by increased non-interest expense.  Net income per diluted common share increased $0.06, or 40%, to $0.21 for the quarter ended December 31, 2012 from $0.15 for the quarter ended December 31, 2011.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income increased by $88,000, or 1.4%, to $6.39 million for the quarter ended December 31, 2012 from $6.30 million for the quarter ended December 31, 2011.  The increase in net interest income was primarily attributable to an increase in the net interest margin to 3.78% for the quarter ended December 31, 2012 from 3.73% for the comparable quarter one year ago as the decline in the cost of liabilities outpaced the decline in interest income.

Total interest and dividend income decreased by $443,000 or 5.5%, to $7.59 million for the quarter ended December 31, 2012 from $8.03 million for the quarter ended December 31, 2011 as the yield on interest bearing assets decreased to 4.49% from 4.76%. The decrease in the weighted average yield on interest bearing assets was primarily a result of decreased market rates for loans. Total interest expense decreased by $531,000, or 30.7%, to $1.20 million for the quarter ended December 31, 2012 from $1.73 million for the quarter ended December 31, 2011 as the average rate paid on interest bearing liabilities decreased to 0.84% for the quarter ended December 31, 2012 from 1.18% for the quarter ended December 31, 2011.  The decrease in funding costs was primarily a result of a decrease in overall market rates and a change in the composition of the deposit base as the percentage of higher costing certificates of deposit account balances decreased.

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

	Three Months Ended December 31,
	2012			2011
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Interest-bearing assets: (1)
Loans receivable (2)	$553,404	$7,414	5.72%	$537,876	$7,805	5.80%
MBS and other investments (2)	7,092	77	4.34	9,616	125	5.20
FHLB stock and equity securities	6,656	12	0.72	6,704	13	0.78
Interest-bearing deposits	108,909	86	0.32	121,236	89	0.29
Total interest-bearing assets	676,061	7,589	4.49	675,432	8,032	4.76
Non-interest-bearing assets	63,797			60,833
Total assets	$739,858			$736,265

Interest-bearing liabilities:
Savings accounts	$87,511	21	0.10	$84,511	83	0.39
Money market accounts	80,667	63	0.31	63,708	96	0.60
N.O.W. accounts	150,082	120	0.32	154,319	210	0.54
Certificates of deposit	201,048	524	1.03	223,562	780	1.38
Short-term borrowings	649	-	0.05	559	-	0.05
Long-term borrowings (3)	45,000	472	4.16	55,000	562	4.05
Total interest-bearing liabilities	564,957	1,200	0.84	581,659	1,731	1.18
Non-interest-bearing liabilities	84,180			68,072
Total liabilities	649,137			649,731
Shareholders' equity	90,721			86,534
Total liabilities and
shareholders' equity	$739,858			$736,265

Net interest income		$6,389			$6,301

Interest rate spread			3.65%			3.58%
Net interest margin (4)			3.78%			3.73%
Ratio of average interest-bearing assets to average interest-bearing liabilities			119.67%			116.12%
____________

(1)	Interest yield on loans and MBS is calculated assuming a 30/360 basis; interest yield on all other categories is based on daily interest basis.
(2)	Average balances include loans and MBS on non-accrual status.
(3)	Includes FHLB advances with original maturities of one year or greater.
(4)	Net interest income divided by total average interest-bearing assets, annualized.

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

	Three months ended December 31, 2012 compared to three months ended December 31, 2011 increase (decrease) due to
	Rate	Volume	Net Change
Interest-bearing assets:
Loans receivable (1)	$(613)	$222	$(391)
MBS and other investments	(19)	(29)	(48)

FHLB stock and equity securities	(1)	--	(1)
Interest-bearing deposits	8	(11)	(3)
Total net (decrease) increase in income on interest-earning assets	(625)	182	(443)

Interest-bearing liabilities:
Savings accounts	(65)	3	(62)
N.O.W accounts	(84)	(6)	(90)
Money market accounts	(54)	21	(33)
CD accounts	(183)	(73)	(256)
Short-term borrowings	--	--	--
Long-term borrowings	14	(104)	(90)

Total net decrease in expense on interest-bearing liabilities	(372)	(159)	(531)

Net increase (decrease) in net interest income	$(253)	$341	$88

(1) Excludes interest on non-accrual loans.  Includes loans originated for sale.

Provision for Loan Losses:  The provision for loan losses decreased $450,000, or 69.2%, to $200,000 for the quarter ended December 31, 2012 from $650,000 for the quarter ended December 31, 2011.  Net charge-offs for the quarter ended December 31, 2012 were $256,000 compared to $624,000 for the quarter ended December 31, 2011.

The decrease in the provision for loan losses during the quarter ended December 31, 2012 was primarily due to decreased net charge-offs and a change in the composition of the loan portfolio as the level of higher risk loan categories (net construction and land development loans and land loans) decreased $8.93 million to $70.81 million at December 31, 2012 from $79.74 million at December 31, 2011.  In addition, non-accrual loans decreased to $21.74 million at December 31, 2012 from $27.80 million at December 31, 2011.

The Company has established a comprehensive methodology for determining the provision for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  The factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses.  Based on its comprehensive analysis, management believes the allowance for loan losses of $11.77 million at December 31, 2012 (2.11% of loans receivable and loans held for sale and 53.3% of non-performing loans) was adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.  Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be held against each loan.  The aggregate principal impairment reserve amount determined at December 31, 2012 was $2.81 million.  The allowance for loan losses was $11.97 million (2.21% of loans receivable and loans held for sale and 39.3% of non-performing loans) at December 31, 2011.

While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company’s consolidated financial condition and results of operations.  In addition, the determination of the amount of the Company’s allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their analysis of information available to them at the time of their examination. Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations.  For additional information, see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Non-interest Income: Total non-interest income increased $271,000, or 11.1%, to $2.72 million for the quarter ended December 31, 2012 from $2.44 million for the quarter ended December 31, 2011.  The increase was primarily a result of $170,000 increase in the valuation recovery on MSRs and an $82,000 increase in gain on sale of loans.

The valuation recovery on MSRs was based on a third party valuation of the MSR asset. The Company recorded a valuation recovery on MSRs of $254,000 during the three months ended December 31, 2012 compared to a recovery of $84,000 for the three months ended December 31, 2011.  At December 30, 2012, the MSR asset had a remaining valuation allowance of $220,000 that is available for future recovery.

The increase in gain on sale of loans was primarily a result of an increased volume of fixed rate one-to four-family loans sold during quarter ended December 31, 2012.

Non-interest Expense:  Total non-interest expense increased by $156,000, or 2.5%, to $6.38 million for the quarter ended December 31, 2012 from $6.22 million for the quarter ended December 31, 2011.  The increase was primarily the result of a $185,000 increase in salaries and employee benefits expense and smaller increases in several other categories.  These increases were partially offset by a $214,000 decrease in OREO and other repossessed assets expense.

The increase in salaries and employee benefits expense was primarily due to annual salary adjustments implemented during the quarter ended December 31, 2012 and a one-time benefit from changing the Company’s employee medical insurance provider during the comparable quarter one year ago.  This one-time benefit reduced the salaries and employee benefits expense for the quarter ended December 31, 2011 by $99,000.

The decrease in OREO and other repossessed assets expense was primarily due to net gains on the sale of OREO properties which reduced the expense for the quarter ended December 31, 2012 by $211,000.

Provision for Federal and State Income Taxes:  The provision for federal and state income taxes increased $228,000, or 38.6%, to $819,000 for the quarter ended December 31, 2012 from $591,000 for the quarter ended December 31, 2011, primarily due to increased income before taxes.  The Company’s effective tax rate was 32.4% for the quarter ended December 31, 2012 and 31.5% for the quarter ended December 31, 2011.

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

Liquidity management is both a short and long-term responsibility of the Bank’s management.  The Bank adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, and (iv) yields available on interest-bearing deposits.  Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term investments

The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At December 31, 2012, the Bank’s regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 19.00%.

The Company’s total cash and cash equivalents decreased by $10.82 million, or 11.2% to $85.85 million at December 31, 2012 from $96.67 million at September 30, 2012. If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB and the FRB. At December 31, 2012 the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 30% of total assets, limited by available collateral, under which $45.00 million was outstanding and $162.44 million was available for additional borrowings..  The Bank also maintains a short-term borrowing line with the FRB with available total credit based on eligible collateral.  At December 31, 2012, the Bank had $57.51 million available for borrowings with the FRB and there was no outstanding balance on this borrowing line.

The Bank’s primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, consumer loans, and commercial business loans.  At December 31, 2012, the Bank had loan commitments totaling $46.12 million and undisbursed construction loans in process totaling $14.10 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from December 31, 2012 totaled $127.04 million.  Historically, the Bank has been able to retain a significant amount of its CDs as they mature.  At December 31, 2012, the Bank had no brokered deposits.

Capital Resources
Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended and the regulations of the Federal Reserve.  Timberland Bank, as a state-chartered, federally insured savings bank, is subject to the capital requirements established by the FDIC.

The capital adequacy requirements are quantitative measures established by regulation that require Timberland Bancorp, Inc. and the Bank to maintain minimum amounts and ratios of capital.  Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital.  Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0%, (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%.  The Federal Reserve requires Timberland Bancorp, Inc. to maintain capital adequacy that generally parallels the FDIC requirements.  At December 31, 2012, Timberland Bancorp, Inc. and the Bank each exceeded all applicable capital requirements.

The following table compares the Company’s and the Bank’s actual capital amounts at December 31, 2012 to its minimum regulatory capital requirements at that date (dollars in thousands):
	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage capital:
Consolidated	$87,089	11.86%	$29,383	4.00%	N/A	N/A	%
Timberland Bank	81,812	11.17	29,296	4.00	$36,620	5.00

Tier 1 risk adjusted capital:
Consolidated	87,089	15.67	22,236	4.00	N/A	N/A
Timberland Bank	81,812	14.73	22,218	4.00	33,327	6.00

Total risk–based capital
Consolidated	94,099	16.93	44,471	8.00	N/A	N/A
Timberland Bank	88,817	15.99	44,435	8.00	55,544	10.00

Key Financial Ratios and Data
(Dollars in thousands, except per share data)

	Three Months Ended
	December 31,	September 30,	December 31,
	2012	2012	2011
PERFORMANCE RATIOS:
Return on average assets (1)	0.92%	0.62%	0.70%
Return on average equity (1)	7.53%	5.14%	5.93%
Net interest margin (1)	3.78%	3.83%	3.73%
Efficiency ratio	70.05%	74.53%	71.14%

	At December 31,	At September 30,	At December 31,
	2012	2012	2011
BOOK VALUES:
Book value per common share	$10.73	$10.52	$10.12
Tangible book value per common share (2)	$9.90	$9.68	$9.26
______________________
(1)           Annualized
(2)	Calculation subtracts goodwill and core deposit intangible from the equity component.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s Form 10-K for the fiscal year ended September 30, 2012.

Item 4.  Controls and Procedures
(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b)
Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.   OTHER INFORMATION
Item 1.       Legal Proceedings
Neither the Company nor the Bank is a party to any material legal proceedings at this time.  From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 1A.    Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s
2012 Form 10-K, other than the risk factors related to the Company MOU.  On January 15, 2013, the FRB notified the Company that the Company MOU had been rescinded.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.     Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None to be reported.

Item 6.     Exhibits

(a) Exhibits
3.1	Articles of Incorporation of the Registrant (1)
3.2	Certificate of Designation relating to the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A (2)
3.3	Amended and Restated Bylaws of the Registrant (3)
4.1	Warrant to purchase shares of Company’s common stock dated December 23, 2008 (2)
4.2	Letter Agreement (including Securities Purchase Agreement Standard Terms attached as

Exhibit A) dated December 23, 2008 between the Company and the United States Department of the Treasury (2)
10.1	Employee Severance Compensation Plan, as revised (4)
10.2	Employee Stock Ownership Plan (4)
10.3	1999 Stock Option Plan (5)
10.4	Management Recognition and Development Plan (5)
10.5	2003 Stock Option Plan (6)
10.6	Form of Incentive Stock Option Agreement (7)
10.7	Form of Non-qualified Stock Option Agreement (7)
10.8	Form of Management Recognition and Development Award Agreement (7)
10.9	Form of Compensation Modification Agreements (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes OxleyAct
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act
101	The following materials from Timberland Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income; (d) Condensed Consolidated Statements of Shareholders’ Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Condensed Consolidated Financial Statements (8)

                   _________________
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (333- 35817).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2008.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 29, 2010.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for thequarter ended December 31, 1997; and to the Registrant’s Current Report on Form 8-Kdated April 13, 2007, and to the Registrant’s Current Report on Form 8-K dated December 18, 2007.
(5)	Incorporated by reference to the Registrant’s 1999 Annual Meeting Proxy Statement dated December 15, 1998.
(6)	Incorporated by reference to the Registrant’s 2004 Annual Meeting Proxy Statement dated December 24, 2003.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005.
(8)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Timberland Bancorp, Inc.

Date: February 8, 2013	By: /s/ Michael R. Sand
Michael R. Sand
Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2013	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Operations; (c) Condensed Consolidated Statements of Comprehensive Income (Loss); (d) Condensed Consolidated Statements of Shareholders’ Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Condensed Consolidated Financial Statements