Form 10-Q
period 2013-03-31
TIMBERLAND BANCORP INC
filed 2013-05-10
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
Yes ___    No   _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS                                                                              SHARES OUTSTANDING AT APRIL 30, 2013
Common stock, $.01 par value                                                                                      7,045,036

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2013 and September 30, 2012
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 31, 2013	September 30, 2012
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$11,250	$11,008
Interest-bearing deposits in banks	74,550	85,660
Total cash and cash equivalents	85,800	96,668

Certificates of deposit (“CDs”) held for investment (at cost which approximates fair value)	26,057	23,490
Mortgage-backed securities (“MBS”) and other investments - held to maturity, at amortized cost (estimated fair value $3,440 and $3,632)	3,060	3,339
MBS and other investments - available for sale	4,463	4,945
Federal Home Loan Bank of Seattle (“FHLB”) stock	5,553	5,655

Loans receivable	554,313	548,878
Loans held for sale	3,787	1,427
Less: Allowance for loan losses	(11,313)	(11,825)
Net loans receivable	546,787	538,480

Premises and equipment, net	18,126	17,886
Other real estate owned (“OREO”) and other repossessed assets, net	15,031	13,302
Accrued interest receivable	2,081	2,183
Bank owned life insurance (“BOLI”)	16,812	16,524
Goodwill	5,650	5,650
Core deposit intangible (“CDI”)	184	249
Mortgage servicing rights (“MSRs”), net	2,412	2,011
Prepaid Federal Deposit Insurance Corporation (“FDIC”) insurance assessment	758	1,186
Other assets	5,347	5,386
Total assets	$738,121	$736,954

Liabilities and shareholders’ equity
Liabilities:
Deposits:
Non-interest-bearing demand	$80,938	$75,296
Interest-bearing	520,647	522,630
Total deposits	601,585	597,926

FHLB advances	45,000	45,000
Repurchase agreements	549	855
Other liabilities and accrued expenses	2,456	2,854
Total liabilities	649,590	646,635
See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
March 31, 2013 and September 30, 2012
(Dollars in thousands, except per share amounts)
(Unaudited)

Shareholders’ equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; 12,065 shares, Series A, issued and outstanding - March 31, 2013 16,641 shares, Series A, issued and outstanding; - September 30, 2012 redeemable at $1,000 per share	$11,842	$16,229
Common stock, $.01 par value; 50,000,000 shares authorized; 7,045,036 shares issued and outstanding	10,524	10,484
Unearned shares issued to Employee Stock Ownership Plan (“ESOP”)	(1,587)	(1,719)
Retained earnings	68,198	65,788
Accumulated other comprehensive loss	(446)	(463)
Total shareholders’ equity	88,531	90,319
Total liabilities and shareholders’ equity	$738,121	$736,954
See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended March 31, 2013 and 2012
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Interest and dividend income

Loans receivable	$7,395	$7,607	$14,809	$15,412
MBS and other investments	70	109	147	234
Dividends from mutual funds	5	7	17	20
Interest-bearing deposits in banks	82	81	168	170
Total interest and dividend income	7,552	7,804	15,141	15,836

Interest expense

Deposits	650	1,035	1,378	2,204
FHLB advances	461	496	933	1,058
Total interest expense	1,111	1,531	2,311	3,262

Net interest income	6,441	6,273	12,830	12,574

Provision for loan losses	1,175	1,050	1,375	1,700

Net interest income after provision for loan losses	5,266	5,223	11,455	10,874

Non-interest income

Other than temporary impairment (“OTTI”) on MBS and other investments	4	(94)	(3)	(183)
Adjustment for portion recorded as (transferred from) other comprehensive income (loss) before taxes	(29)	—	(32)	30
Net OTTI on MBS and other investments	(25)	(94)	(35)	(153)

Gain on sales of MBS and other investments	—	20	—	20
Service charges on deposits	827	890	1,774	1,860
ATM and debit card interchange transaction fees	521	540	1,036	1,057
BOLI net earnings	144	154	287	311
Gain on sales of loans, net	833	596	1,475	1,155
Escrow fees	44	22	79	49
Valuation recovery on MSRs	221	142	475	226
Fee income from non-deposit investment sales	31	26	56	38
Other	182	197	346	374
Total non-interest income, net	2,778	2,493	5,493	4,937

 See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three and six months ended March 31, 2013 and 2012
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Non-interest expense
Salaries and employee benefits	$3,086	$3,055	$6,200	$5,983
Premises and equipment	725	682	1,415	1,332
Advertising	172	172	349	380
OREO and other repossessed assets, net	506	434	794	936
ATM	196	197	417	392
Postage and courier	122	139	235	257
Amortization of CDI	32	37	65	74
State and local taxes	157	152	296	301
Professional fees	192	232	434	411
FDIC insurance	128	241	369	466
Other insurance	43	53	95	109
Loan administration and foreclosure	49	372	187	533
Data processing and telecommunications	305	315	592	615
Deposit operations	129	193	293	416
Other	342	298	820	589
Total non-interest expense	6,184	6,572	12,561	12,794

Income before federal and state income taxes	1,860	1,144	4,387	3,017

Provision for federal and state income taxes	582	336	1,401	927
Net income	1,278	808	2,986	2,090

Preferred stock dividends	(207)	(208)	(408)	(416)
Preferred stock discount accretion	(126)	(59)	(189)	(118)
Repurchase of preferred stock at a discount	255	—	255	—

Net income to common shareholders	$1,200	$541	$2,644	$1,556

Net income per common share
Basic	$0.18	$0.08	$0.39	$0.23
Diluted	$0.17	$0.08	$0.39	$0.23

Weighted average common shares outstanding
Basic	6,815,782	6,780,516	6,815,782	6,780,516
Diluted	6,889,504	6,780,516	6,854,879	6,780,516

Dividends paid per common share	$0.03	$—	$0.03	$—

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended March 31, 2013 and 2012
(In thousands)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Comprehensive income:
Net income	$1,278	$808	$2,986	$2,090
Unrealized holding loss on securities available for sale, net of tax	(8)	(42)	(27)	(56)
Change in OTTI on securities held to maturity, net of tax:
Additions to OTTI	—	(13)	—	(27)
Additional amount recognized (recovered) related to credit loss for which OTTI was previously recognized	18	8	18	(4)
Amount reclassified to credit loss for previously recorded market loss	1	5	3	11
Accretion of OTTI securities held to maturity, net of tax	11	15	23	26

Total comprehensive income	$1,300	$781	$3,003	$2,040

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the six months ended March 31, 2013 and the year ended September 30, 2012
(Dollars in thousands, except per share amounts)
(Unaudited)

	Number of Shares		Amount		Unearned Shares Issued to ESOP		Accumulated Other Compre- hensive Loss
	Preferred Stock	Common Stock	Preferred Stock	Common Stock		Retained Earnings		Total
Balance, September 30, 2011	16,641	7,045,036	$15,989	$10,457	$(1,983)	$62,270	$(528)	$86,205

Net income	—	—	—	—	—	4,590	—	4,590
Accretion of preferred stock discount	—	—	240	—	—	(240)	—	—
5% preferred stock dividend	—	—	—	—	—	(832)	—	(832)
Earned ESOP shares	—	—	—	(65)	264	—	—	199
MRDP (1) compensation expense	—	—	—	77	—	—	—	77
Stock option compensation expense	—	—	—	15	—	—	—	15
Unrealized holding gain on securities available for sale, net of tax	—	—	—	—	—	—	14	14
Change in OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	5	5
Accretion of OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	46	46

Balance, September 30, 2012	16,641	7,045,036	16,229	10,484	(1,719)	65,788	(463)	90,319

Net income	—	—	—	—	—	2,986	—	2,986
Accretion of preferred stock discount	—	—	189	—	—	(189)	—	—
Redemption of preferred stock	(4,576)	—	(4,576)	—	—	255	—	(4,321)
5% preferred stock dividend	—	—	—	—	—	(431)	—	(431)
Common stock dividend ($0.03 per common share)	—	—	—	—	—	(211)	—	(211)
Earned ESOP shares	—	—	—	(6)	132	—	—	126
MRDP compensation expense	—	—	—	22	—	—	—	22
Stock option compensation expense	—	—	—	24	—	—	—	24
Unrealized holding loss on securities available for sale, net of tax	—	—	—	—	—	—	(27)	(27)
Change in OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	21	21
Accretion of OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	23	23

Balance, March 31, 2013	12,065	7,045,036	$11,842	$10,524	$(1,587)	$68,198	$(446)	$88,531
__________________________
(1) 1998 Management Recognition and Development Plan (“MRDP”).

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended March 31, 2013 and 2012
(Dollars in thousands)
(Unaudited)

	Six Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$2,986	$2,090
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,375	1,700
Depreciation	528	460
Deferred federal income taxes	55	353
Amortization of CDI	65	74
Earned ESOP shares	132	132
MRDP compensation expense	22	55
Stock option compensation expense	24	7
(Gain) loss on sales of OREO and other repossessed assets, net	(219)	294
Provision for OREO losses	619	372
Gain on sale of premises and equipment	(8)	—
BOLI net earnings	(287)	(311)
Gain on sales of loans, net	(1,475)	(1,155)
Decrease in deferred loan origination fees	(243)	(86)
Net OTTI on MBS and other investments	35	153
Gain on sale of MBS and other investments	—	(20)
Valuation recovery on MSRs	(475)	(226)
Loans originated for sale	(53,957)	(43,684)
Proceeds from sales of loans	53,072	47,588
Decrease (increase) in other assets, net	566	(774)
(Decrease) increase in other liabilities and accrued expenses, net	(398)	153
Net cash provided by operating activities	2,417	7,175

Cash flows from investing activities
Net increase in CDs held for investment	(2,567)	(1,521)
Proceeds from maturities and prepayments of MBS and other investments available for sale	447	617
Proceeds from maturities and prepayments of MBS and other investments held to maturity	317	364
Proceeds from the sale of MBS and other investments	—	743
Redemption of FHLB stock	102	—
Increase in loans receivable, net	(10,861)	(9,908)
Additions to premises and equipment	(768)	(710)
Proceeds from sale of premises and equipment	8	—
Proceeds from sale of OREO and other repossessed assets	1,653	698
Net cash used in investing activities	(11,669)	(9,717)

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the six months ended March 31, 2013 and 2012
(Dollars in thousands)
(Unaudited)

	Six Months Ended March 31,
	2013	2012
Cash flows from financing activities
Increase in deposits, net	3,659	11,918
Repayment of FHLB Advances	—	(10,000)
Increase (decrease) in repurchase agreements, net	(306)	219
ESOP tax effect	(6)	(39)
Repurchase of preferred stock	(4,321)	—
Dividends paid	(642)	—
Net cash provided by (used in) financing activities	(1,616)	2,098

Net decrease in cash and cash equivalents	(10,868)	(444)
Cash and cash equivalents
Beginning of period	96,668	112,065
End of period	$85,800	$111,621

Supplemental disclosure of cash flow information
Income taxes paid	$1,793	$918
Interest paid	2,356	3,390

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$4,452	$1,937
Loans originated to facilitate the sale of OREO	670	3,360

See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)  Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. (“Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012 (“2012 Form 10-K”).  The unaudited condensed consolidated results of operations for the six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2013.

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

(e)  Certain prior period amounts have been reclassified to conform to the March 31, 2013 presentation with no change to net income or total shareholders’ equity previously reported.

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

(3) PREFERRED STOCK RECEIVED IN TROUBLED ASSET RELIEF PROGRAM (“TARP”) CAPITAL PURCHASE PROGRAM (“CPP”)
On December 23, 2008, the Company received $16.64 million from the U.S. Treasury Department (“Treasury”) as a part of the Treasury’s CPP, which was established as part of the TARP.  The Company sold 16,641 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), with a liquidation value of $1,000 per share and a related warrant to purchase 370,899 shares of the Company’s common stock at an exercise price of $6.73 per share (subject to anti-dilution adjustments) at any time through December 23, 2018.  The Series A Preferred Stock pays a 5.0% dividend for the first five years, after which the rate increases to 9.0% if the preferred shares are not redeemed by the Company.

The Series A Preferred Stock was initially recorded at the amount of proceeds received.  The discount from the liquidation value is accreted to the expected call date and charged to retained earnings.  This accretion is recorded using the level-yield method.  Preferred dividends accrued and any accretion is deducted from net income for computing net income to common shareholders and net income per share computations.

On November 13, 2012, the Company’s outstanding 16,641 shares of Series A Preferred Stock were sold by the Treasury as part of its efforts to manage and recover its investments under the TARP.  While the sale of these Series A Preferred shares to new owners did not result in any proceeds to the Company and did not change the Company’s capital position or accounting for these securities, it did eliminate restrictions put in place by the Treasury on TARP recipients. The Treasury retained its related warrant to purchase up to 370,899 shares of the Company’s common stock.

During the quarter ended March 31, 2013, the Company purchased and retired 4,576 shares of its Series A Preferred Stock for $4.32 million; a discount from par value of $255,000. The discount from par value on the repurchased shares was recorded as an increase to net income to common shareholders. This increase to net income to common shareholders was partially offset by $62,000 of accelerated discount accretion on the shares purchased. Even though the Company MOU has been rescinded, approval from the FRB is still required before Series A Preferred Stock can be purchased and retired. Therefore, future repurchases of the the Series A Preferred Stock are contingent upon receiving approval from the FRB.

(4) MBS AND OTHER INVESTMENTS
MBS and other investments have been classified according to management’s intent and are as follows as of March 31, 2013 and September 30, 2012 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2013
Held to Maturity
MBS:
U.S. government agencies	$1,345	$41	$(2)	$1,384
Private label residential	1,701	376	(37)	2,040
U.S. agency securities	14	2	—	16
Total	$3,060	$419	$(39)	$3,440

Available for Sale
MBS:
U.S. government agencies	$2,480	$125	$—	$2,605
Private label residential	907	66	(110)	863
Mutual funds	1,000	—	(5)	995
Total	$4,387	$191	$(115)	$4,463

September 30, 2012
Held to Maturity
MBS:
U.S. government agencies	$1,493	$44	$(3)	$1,534
Private label residential	1,819	309	(60)	2,068
U.S. agency securities	27	3	—	30
Total	$3,339	$356	$(63)	$3,632

Available for Sale
MBS:
U.S. government agencies	$2,828	$147	$—	$2,975
Private label residential	1,001	65	(109)	957
Mutual funds	1,000	13	—	1,013
Total	$4,829	$225	$(109)	$4,945

The following table summarizes the estimated fair value and gross unrealized losses for all securities and the length of time these unrealized losses existed as of March 31, 2013 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity
MBS:
U.S. government agencies	$1	$—	3	$95	$(2)	4	$96	$(2)
Private label residential	—	—	—	263	(37)	20	263	(37)
Total	$1	$—	3	$358	$(39)	24	$359	$(39)

Available for Sale
MBS:
Private label residential	$—	$—	—	$586	$(110)	4	$586	$(110)
Mutual Funds	995	(5)	1	—	—	—	995	(5)
Total	$995	$(5)	1	$586	$(110)	4	$1,581	$(115)

The following table summarizes the estimated fair value and gross unrealized losses for all securities and the length of time the unrealized losses existed as of September 30, 2012 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity
MBS:
U.S. government agencies	$7	$—	1	$100	$(3)	4	$107	$(3)
Private label residential	17	(1)	1	423	(59)	28	440	(60)
Total	$24	$(1)	2	$523	$(62)	32	$547	$(63)

Available for Sale
MBS:
Private label residential	$—	$—	—	$651	$(109)	4	$651	$(109)
Total	$—	$—	—	$651	$(109)	4	$651	$(109)

During the three months ended March 31, 2013 and 2012, the Company recorded net OTTI charges through earnings on residential MBS of $25,000 and $94,000, respectively. During the six months ended March 31, 2013 and 2012, the Company recorded net OTTI charges through earnings on residential MBS of $35,000 and $153,000, respectively. The Company provides for the bifurcation of OTTI into (i) amounts related to credit losses which are recognized through earnings, and (ii)amounts related to all other factors which are recognized as a component of other comprehensive income (loss).

To determine the component of the gross OTTI related to credit losses, the Company compared the amortized cost basis of each OTTI security to the present value of its revised expected cash flows, discounted using its pre-impairment yield.  The revised expected cash flow estimates for individual securities are based primarily on an analysis of default rates and prepayment speeds included in third-party analytic reports.  Significant judgment by management is required in this analysis that includes, but is not limited to, assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans.  The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on OTTI securities as of March 31, 2013 and September 30, 2012:

	Range		Weighted
	Minimum	Maximum	Average
At March 31, 2013
Constant prepayment rate	6.00%	15.00%	10.52%
Collateral default rate	0.15%	25.91%	7.75%
Loss severity rate	6.99%	78.36%	45.51%

At September 30, 2012
Constant prepayment rate	6.00%	15.00%	8.77%
Collateral default rate	0.06%	28.40%	8.74%
Loss severity rate	0.52%	76.03%	48.28%

The following tables present the OTTI for the three and six months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total OTTI	$4	$—	$(88)	$(6)
Adjustment for portion recorded as (transferred from) other comprehensive income (loss) before taxes (1)	(29)	—	—	—
Net OTTI recognized in earnings (2)	$(25)	$—	$(88)	$(6)

	Six Months Ended March 31, 2013		Six Months Ended March 31, 2012
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total OTTI	$(2)	$(1)	$(140)	$(43)
Adjustment for portion recorded as (transferred from) other comprehensive income (loss) before taxes (1)	(32)	—	30	—
Net OTTI recognized in earnings (2)	$(34)	$(1)	$(110)	$(43)
________________________

(1)	Represents OTTI related to all other factors.

(2)	Represents OTTI related to credit losses.

The following table presents a roll-forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in other comprehensive income for the six months ended March 31, 2013 and 2012 (in thousands):

	Six Months Ended March 31,
	2013	2012
Beginning balance of credit loss	$2,703	$3,361
Additions:
Credit losses for which OTTI was not previously recognized	5	66
Additional increases to the amount related to credit loss for which OTTI was previously recognized	30	87
Subtractions:
Realized losses previously recorded as credit losses	(384)	(419)
Ending balance of credit loss	$2,354	$3,095

There was no realized gain on sale of securities for either the three or six months ended March 31, 2013. There was a gross realized gain on sale of securities for both the three and six months ended March 31, 2012 of $20,000. During the three months ended March 31, 2013, the Company recorded a $152,000 realized loss (as a result of the securities being deemed worthless) on 15 held to maturity residential MBS and six available for sale residential MBS, of which the entire amount had been recognized previously as a credit loss. During the six months ended March 31, 2013, the Company recorded a $384,000 realized loss (as a result of the securities being deemed worthless) on 17 held to maturity residential MBS and six available for sale residential MBS, of which the entire amount had been recognized previously as a credit loss. During the three months ended March 31, 2012, the Company recorded a $223,000 realized loss (as a result of the securities being deemed worthless) on 18 held to maturity residential MBS and one available for sale residential MBS, of which the entire amount had been recognized previously as a credit loss. During the six months ended March 31, 2012, the Company recorded a $419,000 realized loss (as a result of the securities being deemed worthless) on 20 held to maturity residential MBS and one available for sale residential MBS, of which the entire amount had been recognized previously as a credit loss.

The amortized cost of residential mortgage-backed and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral, retail repurchase agreements and other non-profit organization deposits totaled $5.08 million and $5.70 million at March 31, 2013 and September 30, 2012, respectively.

The contractual maturities of debt securities at March 31, 2013 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities as a result of the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$—	$—
Due after one year to five years	25	27	32	32
Due after five to ten years	15	15	18	18
Due after ten years	3,020	3,398	3,337	3,418
Total	$3,060	$3,440	$3,387	$3,468

(5) GOODWILL
The Company performed its fiscal year 2012 goodwill impairment test during the quarter ended June 30, 2012 with the assistance of a third-party firm specializing in goodwill impairment valuations for financial institutions. The third-party analysis was conducted as of May 31, 2012 and concluded that the fair value of goodwill was $30.0 million, which exceeded the carrying value of $5.7 million by 426%.

The goodwill impairment test involved a two-step process. Step one of the goodwill impairment test estimated the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach and the market approach in order to derive an enterprise value for the Company.

The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. The Company has a single reporting unit. The aggregate market value was based on the Company's common stock market price on May 31, 2012, adjusted for a control premium and the value of preferred stock (at its liquidation value). A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest and is generally higher than the widely quoted market price per share. The Company used an expected control premium of 30%, which was based on comparable transaction history.

The income approach uses a reporting unit's projection of estimated operating results and cash flows that are discounted using a rate that reflects current market conditions. The projection uses management's estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Key assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 3.8%, a net interest margin that approximated 3.9% and a return on assets that ranged from 0.47% to 0.74% (average of 0.64%). In addition to the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach were the discount rate of 12.6% utilized for the Company's cash flow estimate and a terminal value of 1.1 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate that included an assessment of the risk free interest rate, the rate of return expected from publicly traded stocks based on an analysis of historical data, the industry the Company operates in and the size of the Company.

The market approach estimates the fair value by applying cash flow multiples to the reporting unit's operating performance. The multiples were derived from comparable publicly traded companies with operating and investment characteristics similar to those of the reporting unit. In applying the market approach method, the Company selected eight publicly traded institutions based on a variety of financial metrics (tangible equity, return on assets, return on equity, net interest margin, nonperforming assets, net charge-offs, and reserves for loan losses) and other relevant qualitative factors (geographical location, lines of business, risk profile, availability of financial information, etc.).

The Company calculated a fair value of its reporting unit of $62 million using the corporate value approach, $77 million using the income approach and $77 million using the market approach. The concluded value based on the average of the three methods under the step one test was $72 million. The results of the Company's step one test indicated that the reporting unit's fair value was less than its recorded value and therefore the Company performed a step two analysis.

The Company then calculated the implied fair value of its reporting unit under step two of the goodwill impairment test. Under this approach, the Company calculated the fair value for the assets and liabilities of the reporting unit. The calculated implied fair value of the Company's goodwill exceeded the recorded value by $24.3 million.

Under the step two process significant adjustments were made to the fair value of the Company's loans receivable compared to its recorded value. The Company utilized a comparable transaction approach using comparable loan sales. In the comparable transaction approach a weighted average discount rate was used that approximated the discount for similar loan sales by the FDIC. A key assumption used by the Company was determining the appropriate discount rate to apply to each loan category. The Company segmented its loan portfolio into three categories: performing loans with credit quality grades of pass; performing loans with credit quality grades of watch, special mention or substandard; and nonperforming loans. Performing loans with credit quality grades of pass were discounted by 5%, performing loans with credit quality grades of watch, special mention or substandard were discounted by 20% and nonperforming loans were discounted by 75%. These weighted average discount rates approximated the discount for similar loan sales by the FDIC. Increases in the pricing for future reported loan sale transactions could have a significant impact on the implied fair value of goodwill under the step two process.

A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. Such indicators may include, among others; a significant decline in the expected future cash flows; a sustained, significant decline in the Company's stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse assessment or action by a regulator; and unanticipated competition. Key assumptions used in the annual goodwill impairment test are highly judgmental and include: selection of comparable companies, amount of control premium, projected cash flows, discount rate applied to projected cash flows and method of estimating fair value of loans. Any change in these indicators or key assumptions could have a significant negative impact on the Company's financial condition, impact the goodwill impairment analysis or cause the Company to perform a goodwill impairment analysis more frequently than once per year.

As of March 31, 2013, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future.

(6) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable and loans held for sale consisted of the following at March 31, 2013 and September 30, 2012 (dollars in thousands):

	March 31, 2013		September 30, 2012
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$108,304	18.9%	$106,979	18.8%
Multi-family	47,330	8.3	47,521	8.4
Commercial	283,307	49.5	256,254	45.1
Construction and land development	39,658	6.9	56,406	9.9
Land	35,323	6.2	39,655	7.0
Total mortgage loans	513,922	89.8	506,815	89.2

Consumer loans:
Home equity and second mortgage	32,080	5.6	32,814	5.8
Other	5,570	1.0	6,183	1.1
Total consumer loans	37,650	6.6	38,997	6.9

Commercial business loans	20,388	3.6	22,588	3.9

Total loans receivable	571,960	100.0%	568,400	100.0%
Less:
Undisbursed portion of construction loans in process	(12,161)		(16,325)
Deferred loan origination fees	(1,699)		(1,770)
Allowance for loan losses	(11,313)		(11,825)

Total loans receivable, net	$546,787		$538,480
________________________
(1)    Includes loans held for sale.

Construction and Land Development Loan Portfolio Composition
The following table sets forth the composition of the Company’s construction and land development loan portfolio at March 31, 2013 and September 30, 2012 (dollars in thousands):

	March 31, 2013		September 30, 2012
	Amount	Percent	Amount	Percent
Custom and owner/builder	$32,515	82.0%	$33,345	59.1%
Speculative one- to four-family	1,718	4.3	1,880	3.4
Commercial real estate	4,521	11.4	20,247	35.9
Multi-family (including condominiums)	345	0.9	345	0.6
Land development	559	1.4	589	1.0
Total construction and land development loans	$39,658	100.0%	$56,406	100.0%

Allowance for Loan Losses
The following tables set forth information for the three and six months ended March 31, 2013 and March 31, 2012 regarding activity in the allowance for loan losses (dollars in thousands):

	Three Months Ended March 31, 2013
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,829	$258	$261	$20	$1,846
Multi-family	945	(14)	116	—	815
Commercial	4,463	640	656	50	4,497
Construction – custom and owner/builder	294	(10)	—	—	284
Construction – speculative one- to four-family	132	9	—	—	141
Construction – commercial	371	(286)	—	—	85
Construction – multi-family	—	—	—	—	—
Construction – land development	20	(8)	—	—	12
Land	2,285	409	498	1	2,197
Consumer loans:
Home equity and second mortgage	722	225	166	—	781
Other	249	(4)	6	—	239
Commercial business loans	459	(44)	—	1	416
Total	$11,769	$1,175	$1,703	$72	$11,313

	Six Months Ended March 31, 2013
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,558	$791	$524	$21	$1,846
Multi-family	1,156	(226)	116	1	815
Commercial	4,247	856	656	50	4,497
Construction – custom and owner/builder	386	(102)	—	—	284
Construction – speculative one- to four-family	128	13	—	—	141
Construction – commercial	429	(344)	—	—	85
Construction – multi-family	—	—	—	—	—
Construction – land development	—	(128)	6	146	12
Land	2,392	510	707	2	2,197
Consumer loans:
Home equity and second mortgage	759	206	184	—	781
Other	254	(9)	6	—	239
Commercial business loans	516	(192)	—	92	416
Total	$11,825	$1,375	$2,199	$312	$11,313

	Three Months Ended March 31, 2012
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$785	$197	$52	$1	$931
Multi-family	1,309	(21)	—	—	1,288
Commercial	3,509	228	—	—	3,737
Construction – custom and owner/builder	260	7	—	—	267
Construction – speculative one- to four-family	164	7	—	—	171
Construction – commercial	807	54	—	—	861
Construction – multi-family	390	114	—	—	504
Construction – land development	96	(1)	—	—	95
Land	2,657	320	247	7	2,737
Consumer loans:
Home equity and second mortgage	409	75	53	—	431
Other	390	(18)	19	—	353
Commercial business loans	1,196	88	395	—	889
Total	$11,972	$1,050	$766	$8	$12,264

	Six Months Ended March 31, 2012
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$760	$289	$120	$2	$931
Multi-family	1,076	212	—	—	1,288
Commercial	4,035	210	508	—	3,737
Construction – custom and owner/builder	222	45	—	—	267
Construction – speculative one- to four-family	169	1	—	1	171
Construction – commercial	794	67	—	—	861
Construction – multi-family	354	(300)	—	450	504
Construction – land development	79	246	230	—	95
Land	2,795	396	532	78	2,737
Consumer loans:
Home equity and second mortgage	460	74	103	—	431
Other	415	(42)	20	—	353
Commercial business loans	787	502	401	1	889
Total	$11,946	$1,700	$1,914	$532	$12,264

The following table presents information on the loans evaluated individually for impairment and collectively evaluated for impairment in the allowance for loan losses at March 31, 2013 and September 30, 2012 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment		Collectively Evaluated for Impairment	Total
March 31, 2013
Mortgage loans:
One- to four-family	$824	$1,022	$1,846	$6,867	789	$101,437	$108,304
Multi-family	408	407	815	6,232	7,239	41,098	47,330
Commercial	802	3,695	4,497	17,918		265,389	283,307
Construction – custom and owner/builder	13	271	284	100		21,608	21,708
Construction – speculative one- to four-family	95	46	141	697		793	1,490
Construction – commercial	—	85	85	—		3,395	3,395
Construction – multi-family	—	—	—	345		—	345
Construction – land development	—	12	12	525		34	559
Land	574	1,623	2,197	6,000		29,323	35,323
Consumer loans:
Home equity and second mortgage	72	709	781	753		31,327	32,080
Other	—	239	239	15		5,555	5,570
Commercial business loans	—	416	416	—		20,388	20,388
Total	$2,788	$8,525	$11,313	$39,452		$520,347	$559,799

September 30, 2012
Mortgage loans:
One- to four-family	$678	$880	$1,558	$5,282		$101,697	$106,979
Multi-family	711	445	1,156	6,879		40,642	47,521
Commercial	667	3,580	4,247	17,192		239,062	256,254
Construction – custom and owner/Builder	15	371	386	309		20,159	20,468
Construction – speculative one- to four-family	109	19	128	1,027		495	1,522
Construction – commercial	—	429	429	—		17,157	17,157
Construction – multi-family	—	—	—	345		—	345
Construction – land development	—	—	—	589		—	589
Land	686	1,706	2,392	8,613		31,042	39,655
Consumer loans:
Home equity and second mortgage	36	723	759	562		32,252	32,814
Other	—	254	254	7		6,176	6,183
Commercial business loans	—	516	516	—		22,588	22,588
Total	$2,902	$8,923	$11,825	$40,805		$511,270	$552,075

Credit Quality Indicators
The Company uses credit risk grades which reflect the Company’s assessment of a loan’s risk or loss potential.  The Company categorizes loans into risk grade categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors such as the estimated fair value of the collateral.  The Company uses the following definitions for credit risk ratings as part of the ongoing monitoring of the credit quality of its loan portfolio:

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

The following table lists the loan credit risk grades utilized by the Company that serve as credit quality indicators at March 31, 2013 and September 30, 2012 (dollars in thousands):

March 31, 2013	Loan Grades
	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$95,629	$3,379	$2,910	$6,386	$108,304
Multi-family	37,783	137	8,621	789	47,330
Commercial	254,167	3,547	16,695	8,898	283,307
Construction – custom and owner/builder	21,608	—	—	100	21,708
Construction – speculative one- to four-family	633	696	—	161	1,490
Construction – commercial	3,395	—	—	—	3,395
Construction – multi-family	—	—	—	345	345
Construction – land development	—	—	—	559	559
Land	21,391	5,944	2,557	5,431	35,323
Consumer loans:
Home equity and second mortgage	29,916	1,015	246	903	32,080
Other	5,515	40	—	15	5,570
Commercial business loans	19,375	893	120	—	20,388
Total	$489,412	$15,651	$31,149	$23,587	$559,799
September 30, 2012
Mortgage loans:
One- to four-family	$93,668	$4,000	$4,343	$4,968	$106,979
Multi-family	35,703	107	10,220	1,491	47,521
Commercial	228,036	1,722	11,515	14,981	256,254
Construction – custom and owner/builder	17,621	—	2,538	309	20,468
Construction – speculative one- to four-family	304	191	700	327	1,522
Construction – commercial	17,157	—	—	—	17,157
Construction – multi-family	—	—	—	345	345
Construction – land development	—	—	—	589	589
Land	22,700	5,788	2,554	8,613	39,655
Consumer loans:
Home equity and second mortgage	29,777	1,488	788	761	32,814
Other	6,136	40	—	7	6,183
Commercial business loans	20,777	834	286	691	22,588
Total	$471,879	$14,170	$32,944	$33,082	$552,075

The following tables present an age analysis of past due status of loans by category at March 31, 2013 and September 30, 2012 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
March 31, 2013
Mortgage loans:
One- to four-family	$1,027	$512	$4,984	$—	$6,523	$101,781	$108,304
Multi-family	—	—	789	—	789	46,541	47,330
Commercial	1,057	—	7,239	6	8,302	275,005	283,307
Construction – custom and owner/builder	—	—	100	—	100	21,608	21,708
Construction – speculative one- to four- family	—	—	—	—	—	1,490	1,490
Construction – commercial	—	—	—	—	—	3,395	3,395
Construction – multi-family	—	—	345	—	345	—	345
Construction – land development	—	—	525	—	525	34	559
Land	107	426	6,000	—	6,533	28,790	35,323
Consumer loans:
Home equity and second mortgage	229	51	453	152	885	31,195	32,080
Other	—	125	15	—	140	5,430	5,570
Commercial business loans	—	17	—	—	17	20,371	20,388
Total	$2,420	$1,131	$20,450	$158	$24,159	$535,640	$559,799

September 30, 2012
Mortgage loans:
One- to four-family	$1,987	$—	$3,382	$142	$5,511	$101,468	$106,979
Multi-family	3,402	—	1,449	—	4,851	42,670	47,521
Commercial	1,071	—	6,049	6	7,126	249,128	256,254
Construction – custom and owner/ builder	—	—	309	—	309	20,159	20,468
Construction – speculative one- to four- family	—	—	327	700	1,027	495	1,522
Construction – commercial	—	—	—	—	—	17,157	17,157
Construction – multi-family	—	—	345	—	345	—	345
Construction – land development	—	—	589	—	589	—	589
Land	943	—	8,613	200	9,756	29,899	39,655
Consumer loans:
Home equity and second mortgage	277	14	261	150	702	32,112	32,814
Other	4	—	7	—	11	6,172	6,183
Commercial business loans	—	15	—	—	15	22,573	22,588
Total	$7,684	$29	$21,331	$1,198	$30,242	$521,833	$552,075

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

Following is a summary of information related to impaired loans as of March 31, 2013 and for the three and six months then ended (in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	QTD Average Recorded Investment (1)	YTD Average Recorded Investment (2)	QTD Interest Income Recognized (1)	YTD Interest Income Recognized (2)	QTD Cash Basis Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (2)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$1,910	$2,406	$—	$1,892	$1,723	$—	$5	$—	$4
Multi-family	788	1,770	—	789	315	—	3	—	3
Commercial	11,188	14,314	—	10,576	11,554	153	160	136	143
Construction – custom and owner/builder	—	—	—	102	166	—	—	—	—
Construction – speculative one- to four-family	—	—	—	—	65	—	—	—	—
Construction – commercial	—	—	—	—	—	—	—	—	—
Construction – multi-family	345	810	—	345	276	—	—	—	—
Construction – land development	525	3,279	—	525	603	—	—	—	—
Land	3,818	5,082	—	4,582	5,429	3	3	3	3
Consumer loans:
Home equity and second mortgage	195	456	—	229	321	—	—	—	—
Other	15	21	—	11	9	—	—	—	—
Commercial business loans	—	46	—	—	15	—	—	—	—
Subtotal	18,784	28,184	—	19,051	20,476	156	171	139	153

With an allowance recorded:
Mortgage loans:
One- to four-family	4,957	5,041	824	4,612	3,629	26	46	19	34
Multi-family	5,444	5,444	408	6,152	6,598	72	157	54	120
Commercial	6,730	7,386	802	6,732	6,730	78	177	60	142
Construction – custom and owner/builder	100	100	13	100	102	—	—	—	—
Construction – speculative one- to four-family	697	697	95	698	699	7	13	4	8
Construction – commercial	—	—	—	—	1,078	—	89	—	71
Construction – multi-family	—	—	—	—	74	—	—	—	—
Construction - land development	—	—	—	—	—	—	—	—	—
Land	2,182	2,204	574	2,340	3,020	7	15	7	15
Consumer loans:
Home equity and second mortgage	558	558	72	430	489	4	8	3	6
Other	—	—	—	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—	—	—	—
Subtotal	20,668	21,430	2,788	21,064	22,419	194	505	147	396

Total
Mortgage loans:
One- to four-family	6,867	7,447	824	6,504	5,352	26	51	19	38
Multi-family	6,232	7,214	408	6,941	6,913	72	160	54	123
Commercial	17,918	21,700	802	17,308	18,284	231	337	196	285
Construction – custom and owner/builder	100	100	13	202	268	—	—	—	—

Construction – speculative one- to four-family	$697	$697	$95	$698	$764	$7	$13	$4	$8
Construction – commercial	—	—	—	—	1,078	—	89	—	71
Construction – multi-family	345	810	—	345	350	—	—	—	—
Construction – land development	525	3,279	—	525	603	—	—	—	—
Land	6,000	7,286	574	6,922	8,449	10	18	10	18
Consumer loans:
Home equity and second mortgage	753	1,014	72	659	810	4	8	3	6
Other	15	21	—	11	9	—	—	—	—
Commercial business loans	—	46	—	—	15	—	—	—	—
Total	$39,452	$49,614	$2,788	$40,115	$42,895	$350	$676	$286	$549
________________________________________________

(1)	For the three months ended March 31, 2013

(2)	For the six months ended March 31, 2013

Following is a summary of information related to impaired loans as of and for the year ended September 30, 2012 (in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	YTD Average Recorded Investment (1)	YTD Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (1)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$1,510	$1,605	$—	$1,838	$20	$16
Multi-family	—	982	—	—	1	1
Commercial	7,596	8,664	—	14,491	543	348
Construction – custom and owner/builder	208	208	—	209	—	—
Construction – speculative one- to four-family	327	327	—	65	—	—
Construction – commercial	—	2,066		—	14	14
Construction – multi-family	345	810	—	338	—	—
Construction – land development	589	3,497	—	1,089	14	14
Land	5,989	8,247	—	6,279	28	16
Consumer loans:
Home equity and second mortgage	261	383	—	482	—	—
Other	7	7	—	5	—	—
Commercial business loans	—	166	—	32	2	2
Subtotal	16,832	26,962	—	24,828	622	411

With an allowance recorded:
Mortgage loans:
One- to four-family	3,772	3,772	678	2,520	81	62
Multi-family	6,879	6,879	711	6,618	294	189
Commercial	9,596	9,596	667	5,043	60	39
Construction – custom and owner/builder	101	101	15	106	—	—
Construction – speculative one- to four-family	700	700	109	700	29	20
Construction – commercial	—	—	—	3,248	230	146
Construction – multi-family	—	—	—	74	—	—
Land	2,624	2,811	686	3,307	37	36
Consumer loans:
Home equity and second mortgage	301	301	36	515	31	23
Other	—	—	—	55	—	—
Subtotal	23,973	24,160	2,902	22,186	762	515
Total
Mortgage loans:
One- to four-family	5,282	5,377	678	4,358	101	78
Multi-family	6,879	7,861	711	6,618	295	190
Commercial	17,192	18,260	667	19,534	603	387
Construction – custom and owner/builder	309	309	15	315	—	—
Construction – speculative one- to four-family	1,027	1,027	109	765	29	20
Construction – commercial	—	2,066	—	3,248	244	160
Construction – multi-family	345	810	—	412	—	—
Construction – land development	589	3,497	—	1,089	14	14
Land	8,613	11,058	686	9,586	65	52
Consumer loans:
Home equity and second mortgage	562	684	36	997	31	23
Other	7	7	—	5	—	—
Commercial business loans	—	166	—	87	2	2
Total	$40,805	$51,122	$2,902	$47,014	$1,384	$926
______________________________________________
(1) For the year ended September 30, 2012

The following table sets forth information with respect to the Company’s non-performing assets at March 31, 2013 and September 30, 2012 (dollars in thousands):

	March 31, 2013	September 30, 2012
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family	$4,984	$3,382
Multi-family	789	1,449
Commercial	7,239	6,049
Construction – custom and owner/builder	100	309
Construction – speculative one- to four-family	—	327
Construction – multi-family	345	345
Construction – land development	525	589
Land	6,000	8,613
Consumer loans:
Home equity and second mortgage	453	261
Other	15	7
Total loans accounted for on a non-accrual basis	20,450	21,331

Accruing loans which are contractually past due 90 days or more	158	1,198

Total of non-accrual and 90 days past due loans (1)	20,608	22,529

Non-accrual investment securities	2,264	2,442

OREO and other repossessed assets	15,031	13,302
Total non-performing assets (2)	$37,903	$38,273

Troubled debt restructured loans on accrual status	$13,012	$13,410

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	3.69%	4.09%

Non-accrual and 90 days or more past due loans as a percentage of total assets	2.79%	3.06%

Non-performing assets as a percentage of total assets	5.14%	5.19%

Loans receivable (3)	$558,100	$550,305

Total assets	$738,121	$736,954
___________________________________
(1)  Includes troubled debt restructured loans totaling $10.8 million and $10.1 million reported as non-accrual loans at March 31, 2013 and September 30, 2012, respectively.
(2)  Does not include troubled debt restructured loans on accrual status.
(3)  Includes loans held for sale and before the allowance for loan losses.

Troubled debt restructured loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider.  The loan terms which have been modified or restructured due to a borrower’s financial difficulty include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals.  Troubled debt restructured loans are considered impaired loans and are individually evaluated for impairment.  Troubled debt restructured loans can be classified as either accrual or non-accrual. Troubled debt restructured loans are classified as non-performing loans unless they have been performing in accordance with modified terms for a period of at least six months. The Company had $23.8 million in troubled debt restructured loans included in impaired loans at March 31, 2013 and had $1,000 in commitments to lend additional funds on these loans.  The Company had $23.5 million in troubled debt restructured loans included in impaired loans at September 30, 2012 and had $1,000 in commitments to lend additional funds on these loans.

The following table sets forth information with respect to the Company’s troubled debt restructured loans by interest accrual status as of March 31, 2013 and September 30, 2012 (dollars in thousands):

	March 31, 2013
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$1,884	$202	$2,086
Multi-family	5,444	—	5,444
Commercial	4,688	5,548	10,236
Construction – speculative one- to four-family	696	—	696
Construction – land development	—	525	525
Land	—	4,377	4,377
Consumer loans:
Home equity and second mortgage	300	180	480
Total	$13,012	$10,832	$23,844

	September 30, 2012
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$1,900	$—	$1,900
Multi-family	5,430	—	5,430
Commercial	5,079	4,862	9,941
Construction – speculative one- to four-family	700	—	700
Construction – land development	—	526	526
Land	—	4,445	4,445
Consumer loans:
Home equity and second mortgage	301	261	562
Total	$13,410	$10,094	$23,504

The following table sets forth information with respect to the Company’s troubled debt restructurings by portfolio segment that occurred during the six months ended March 31, 2013 and the year ended September 30, 2012 (dollars in thousands):

Six Months Ended	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Balance at March 31, 2013
March 31, 2013
One-to four-family (1)	1	$209	$209	$202
Commercial (2)	1	750	750	747
Total	2	$959	$959	$949

Year Ended	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Balance at September 30, 2013
September 30, 2012
One-to four-family (1)	1	$373	$373	$372
Commercial (1)	1	2,718	2,718	2,657
Land (2)	1	249	249	233
Total	3	$3,340	$3,340	$3,262
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

There were no troubled debt restructured loans that were recorded in the six months ended March 31, 2013 or the year ended September 30, 2012 that have subsequently defaulted.

(7) NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period.  Common stock equivalents arise from the assumed conversion of outstanding stock options and the outstanding warrant to purchase common stock.  In accordance with the Financial Accounting Standards Board (“FASB”) guidance for stock compensation, shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted net income per common share. At March 31, 2013 and 2012, there were 227,154 and 264,520 shares, respectively, that had not been allocated under the Bank’s ESOP.

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(In thousands, except for per share data)
Basic net income per common share computation
Numerator – net income	$1,278	$808	$2,986	$2,090
Preferred stock dividends	(207)	(208)	(408)	(416)
Preferred stock discount accretion	(126)	(59)	(189)	(118)
Repurchase of preferred stock at a discount	255	—	255	—
Net income to common shareholders	$1,200	$541	$2,644	$1,556

Denominator – weighted average common shares outstanding	6,815,782	6,780,516	6,815,782	6,780,516

Basic net income per common share	$0.18	$0.08	$0.39	$0.23

Diluted net income per common share computation
Numerator – net income	$1,278	$808	$2,986	$2,090
Preferred stock dividends	$(207)	$(208)	$(408)	$(416)
Preferred stock discount accretion	(126)	(59)	(189)	(118)
Repurchase of preferred stock at a discount	255	—	255	—
Net income to common shareholders	$1,200	$541	$2,644	$1,556

Denominator – weighted average common shares outstanding	6,815,782	6,780,516	6,815,782	6,780,516
Effect of dilutive stock options (1)	15,538	—	10,324	—
Effect of dilutive stock warrant (2)	58,184	—	28,773	—
Weighted average common shares and common stock equivalents	6,889,504	6,780,516	6,854,879	6,780,516

Diluted net income per common share	$0.17	$0.08	$0.39	$0.23
____________________________________________
(1) For the three months and six months ended March 31, 2013, options to purchase 166,390 and 168,455 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive. For the three months and six months ended March 31, 2012, options to purchase 154,476 and 145,053 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive.
(2) For the three and six months ended March 31, 2012, a warrant to purchase 370,899 shares of common stock was outstanding but not included in the computation of diluted net income per common share because the warrant's exercise price was greater than the average market price of the common stock, and, therefore, its effect would have been anti-dilutive.

(8) STOCK PLANS AND STOCK BASED COMPENSATION
Stock Option Plans
Under the Company’s stock option plans (the 1999 Stock Option Plan and the 2003 Stock Option Plan), the Company was able to grant options for up to a combined total of 1,622,500 shares of common stock to employees, officers and directors.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant.  Generally, options vest in 20% annual installments on each of the five anniversaries from the date of the grant.  At March 31, 2013, options for 157,338 shares are available for future grant under the 2003 Stock Option Plan, and no shares are available for future grant under the 1999 Stock Option Plan.

Activity under the plans for the six months ended March 31, 2013 and 2012 is as follows:

	Six Months Ended March 31, 2013		Six Months Ended March 31, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	195,626	$7.97	137,726	$9.25
Granted	29,000	6.00	33,500	4.01
Forfeited	(56,680)	9.52	(2,200)	4.55
Options outstanding, end of period	167,946	$7.10	169,026	$8.27

Options exercisable, end of period	68,446	$9.55	122,326	$9.84

The aggregate intrinsic value of options outstanding at March 31, 2013 was $350,000.

At March 31, 2013, there were 99,500 unvested options with an aggregate grant date fair value of $208,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at March 31, 2013 was $278,000.  There were 8,800 options with an aggregate grant date fair value of $13,000 that vested during the six months ended March 31, 2013.

At March 31, 2012, there were 46,700 unvested options with an aggregate grant date fair value of $69,000, all of which the Company assumes will vest. There were 5,000 options with an aggregate grant date fair value of $6,000 that vested during the six months ended March 31, 2012.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.  The risk-free interest rate is based on the U.S. Treasury rate of a similar term as the stock option at the particular grant date.  The expected life is based on historical data, vesting terms and estimated exercise dates.  The expected dividend yield is based on the most recent quarterly dividend on an annualized basis in effect at the time the options were granted.  The expected volatility is based on historical volatility of the Company’s stock price.  There were 33,500 options granted during the six months ended March 31, 2012 with an aggregate grant date fair value of $52,000.  There were 29,000 options granted during the six months ended March 31, 2013 with an aggregate grant date fair value of $69,000.

The Black-Scholes option pricing model was used in estimating the fair value of option grants.  The weighted average assumptions used for options granted during the six months ended March 31, 2013 were:

Expected Volatility	45%
Expected term (in years)	5
Expected dividend yield	—%
Risk free interest rate	0.76%
Grant date fair value per share	$2.37

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

There were no MRDP shares granted to officers or directors during the six months ended March 31, 2013 and 2012.  At March 31, 2013, there were no shares available for future awards under the MRDP.

At March 31, 2013, there were a total of 3,848 unvested MRDP shares with an aggregate grant date fair value of$28,000.  There were 5,613 MRDP shares that vested during the six months ended March 31, 2013 with an aggregate grant date fair value of $57,000.

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

Expenses for Stock Compensation Plans
Compensation expenses for all stock-based plans were as follows:

	Six Months Ended March 31,
	2013		2012
	(Dollars in thousands)
	Stock Options	Stock Grants	Stock Options	Stock Grants
Compensation expense recognized in income	$24	$22	$7	$55
Related tax benefit recognized	$8	$7	$2	$19

As of March 31, 2013, the compensation expense yet to be recognized for stock-based awards that have been awarded but not vested for the years ending September 30 is as follows (dollars in thousands):

	Stock Options	Stock Grants	Total Awards
Remainder of 2013	$26	$16	$42
2014	50	2	52
2015	44	—	44
2016	44	—	44
2017	35	—	35
2018	1	—	1
Total	$200	$18	$218

(9) FAIR VALUE MEASUREMENTS
GAAP requires disclosure of estimated fair values for financial instruments.  Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of March 31, 2013 and September 30, 2012.  Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

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

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a recurring basis at March 31, 2013 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for Sale Securities
MBS:
U.S. government agencies	$—	$2,605	$—	$2,605
Private label residential	—	863	—	863
Mutual funds	995	—	—	995
Total	$995	$3,468	$—	$4,463

There were no transfers among Level 1, Level 2 and Level 3 during the six months ended March 31, 2013.

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a recurring basis at September 30, 2012 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for Sale Securities
MBS:
U.S. government agencies	$—	$2,975	$—	$2,975
Private label residential	—	957	—	957
Mutual funds	1,013	—	—	1,013
Total	$1,013	$3,932	$—	$4,945

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at March 31, 2013, and the total losses resulting from these estimated fair value adjustments for the six months ended March 31, 2013 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total Losses
Impaired loans:
Mortgage Loans;
One-to four-family	$—	$—	$4,133	$261
Multi-family	—	—	5,036	116
Commercial	—	—	5,928	656
Construction – customer and owner/builder	—	—	87	—
Construction – speculative one- to- four-family	—	—	602	—
Land	—	—	1,608	498
Consumer loans:
Home equity and second mortgage	—	—	486	166
Total impaired loans (1)	—	—	17,880	1,697
MBS – held to maturity (2):
Private label residential	—	241	—	35
OREO and other repossessed items (3)	—	—	15,031	619
Total	$—	$241	$32,911	$2,351
_______________________

(1)
The loss represents charge-offs on collateral dependent loans for estimated fair value adjustment based on the estimated fair value of the collateral. Fair value is the recorded investment less the related allowance.

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

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a non-recurring basis at September 30, 2012 and the total losses resulting from these estimated fair value adjustments for the year ended September 30, 2012 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total Losses
Impaired loans:
Mortgage Loans;
One-to four-family	$—	$—	$3,094	$276
Multi-family	—	—	6,168	14
Commercial	—	—	8,929	1,215
Construction – custom and owner/builder	—	—	86	—
Construction – speculative one-to four-family	—	—	591	—
Land	—	—	1,938	1,251
Consumer loans:
Home equity and second mortgage	—	—	265	232
Total impaired loans (1)	—	—	21,071	2,988
MBS – held to maturity (2):
Private label residential	—	231	—	164
OREO and other repossessed items (3)	—	—	13,302	947
MSRs (4)	—	—	2,011	—
Total	$—	$231	$36,384	$4,099
_______________________

(1)
The loss represents charge-offs on collateral dependent loans for estimated fair value adjustment based on the estimated fair value of the collateral. Fair value is the recorded investment less the related allowance.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the date indicated (dollars in thousands):

	March 31, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$17,880	Market approach	Appraised value of underlying collateral less selling costs	NA

Other real estate owned	$15,031	Market approach	Lower of appraised value or listing price less selling costs	NA

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

Loans Receivable, Net: At March 31, 2013 and September 30, 2012, because of an illiquid market for loan sales, the fair value of loans was estimated using comparable market statistics.  The loan portfolio was segregated into various categories, and a weighted average valuation discount that approximated similar loan sales was applied to each category.

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

The estimated fair values of financial instruments were as follows as of March 31, 2013 and September 30, 2012 (dollars in thousands):

	March 31, 2013
		Fair Value Measurements Using:
	Recorded Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$85,800	$85,800	$85,800	$—	$—
CDs held for investment	26,057	26,057	26,057	—	—
MBS and other investments	7,523	7,903	1,011	6,892	—
FHLB stock	5,553	5,553	5,553	—	—
Loans receivable, net	543,000	494,044	—	—	494,044
Loans held for sale	3,787	3,907	3,907	—	—
Accrued interest receivable	2,081	2,081	2,081	—	—

Financial Liabilities
Deposits:
Non-interest-bearing demand	$80,938	$80,938	$80,938	$—	$—
Interest-bearing	520,647	522,378	333,347	—	189,031
Total deposits	601,585	603,317	414,286	—	189,031
FHLB advances	45,000	50,189	—	50,189	—
Repurchase agreements	549	549	549	—	—
Accrued interest payable	359	359	359	—	—

	September 30, 2012
		Fair Value Measurements Using:
	Recorded Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$96,668	$96,668	$96,668	$—	$—
CDs held for investment	23,490	23,490	23,490	—	—
MBS and other investments	8,284	8,577	1,043	7,534	—
FHLB stock	5,655	5,655	5,655	—	—
Loans receivable, net	537,053	502,147	—	—	502,147
Loans held for sale	1,427	1,504	1,504	—	—
Accrued interest receivable	2,183	2,183	2,183	—	—

Financial Liabilities
Deposits:
Non-interest-bearing demand	$75,296	$75,296	$75,296	$—	$—
Interest-bearing	522,630	524,823	317,181	—	207,642
Total deposits	597,926	600,119	392,477	—	207,642
FHLB advances	45,000	51,115	—	51,115	—
Repurchase agreements	855	855	855	—	—
Accrued interest payable	404	404	404	—	—

(10) RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued updated guidance regarding reporting amounts reclassified out of accumulated other comprehensive income. The guidance requires an entity to provide information about the amount reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of this updated guidance did not have a material impact on the Company's condensed consolidated financial statements.

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

The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three and six months ended March 31, 2013.  This analysis as well as other sections of this report contains certain “forward-looking statements.”

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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank.  The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 22 branches (including its main office in Hoquiam).  At March 31, 2013, the Company had total assets of $738.12 million and total shareholders’ equity of $88.53 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report relates primarily to the Bank’s operations.

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

Net income is also affected by non-interest income and non-interest expenses.  For the three and six month periods ended March 31, 2013, non-interest income consisted primarily of service charges on deposit accounts, gain on sale of loans, ATM transaction fees, an increase in the cash surrender value of life insurance and other operating income. Non-interest income is increased by valuation recoveries on MSRs and reduced by valuation allowances on MSRs.  Non-interest income is reduced by net OTTI losses on MBS and other investments.  Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM expenses, OREO expenses, postage and courier expenses, professional fees, deposit insurance premiums, other insurance premiums, state and local taxes, loan administration and foreclosure expenses, deposit operation expenses and data processing expenses and telecommunication expenses.  Non-interest income and non-interest expenses are affected by the growth of our operations and growth in the number of loan and deposit accounts.

Results of operations may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

The Bank is a community-oriented bank which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on real estate mortgage loans.  Lending activities have been focused primarily on the origination of loans secured by real estate, including residential construction loans, one- to four-family residential loans, multi-

family loans, commercial real estate loans and land loans.  The Bank originates adjustable-rate residential mortgage loans that do not qualify for sale in the secondary market.  The Bank also originates commercial business loans.

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

Comparison of Financial Condition at March 31, 2013 and September 30, 2012

The Company’s total assets increased by $1.17 million, or 0.16%, to $738.12 million at March 31, 2013 from $736.95 million at September 30, 2012.  The increase in total assets was primarily due to an increase in net loans receivable, CDs held for investment and OREO and other repossessed assets. These increases were partially offset by a decrease in total cash and cash equivalents.

Net loans receivable increased by $8.31 million, or 1.5%, to $546.79 million at March 31, 2013 from $538.48 million at September 30, 2012.  The increase was primarily due to an increase in commercial real estate and one-to four-family loan balances.  These increases were partially offset by decreases in construction and land development, land, commercial business and consumer loan balances.

Total deposits increased by $3.66 million, or 0.6%, to $601.59 million at March 31, 2013 from $597.93 million at September 30, 2012, primarily as a result of increases in money market account balances, non-interest bearing account balances, savings account balances and N.O.W. checking account balances.  These increases were partially offset by a decrease in certificates of deposit account balances.

Shareholders’ equity decreased by $1.79 million, or 2.0%, to $88.53 million at March 31, 2013 from $90.32 million at September 30, 2012.  The decrease in shareholders’ equity was primarily a result of the repurchase of 4,576 shares of Series A Preferred Stock and the payment of dividends on preferred and common stock. These decreases to shareholder's equity were partially offset by net income for the six months ended March 31, 2013.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment decreased by $8.30 million or 6.9%, to $111.86 million at March 31, 2013 from $120.16 million at September 30, 2012.  The decrease was primarily used to fund loan growth and resulted in a $10.87 million decrease in cash and cash equivalents, which was partially offset by a $2.57 million increase in CDs held for investment.

MBS (Mortgage-backed Securities) and Other Investments:  MBS and other investments decreased by $761,000, or 9.2%, to $7.52 million at March 31, 2013 from $8.28 million at September 30, 2012, primarily as a result of scheduled amortization and prepayments on MBS.  OTTI charges of $35,000 were recorded on private label residential MBS during the six months ended March 31, 2013. For additional information on MBS and other investments, see Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Loans: Net loans receivable increased by $8.31 million, or 1.5%, to $546.79 million at March 31, 2013 from $538.48 million at September 30, 2012.  The increase in the portfolio was primarily a result of a $27.05 million increase in commercial real estate loan balances, a $1.33 million increase in one-to four-family loan balances and a $4.16 million decrease in the undisbursed portion of construction loans in process.  These increases to net loans receivable were partially offset by decreases of $16.75 million in construction and land development loan balances, $4.33 million in land loan balances, $2.20 million in commercial business loan balances, and $1.35 million in consumer loan balances.  The increase in commercial real estate loan balances and the decrease in construction loan balances were primarily due to several large commercial construction loan projects converting to permanent financing during the six months ended March 31, 2013.  The Company continued to reduce its exposure to land development and land loans.  Land development loan balances decreased to $559,000 at March 31, 2013.  The land loan portfolio decreased to $35.23 million at March 31, 2013, an 11.0% decrease from September 30, 2012.  The land loan portfolio consists of 293 loans on a variety of land types including individual building lots, acreage, raw land and commercially zoned properties.  The average loan balance for the entire land loan portfolio was approximately $121,000 at March 31, 2013.

Loan originations increased $7.95 million, or 7.8%, to $110.00 million for the six months ended March 31, 2013 from $102.05 million for the six months ended March 31, 2012.  The Company continued to sell longer-term fixed rate loans for asset liability management purposes and to generate non-interest income.  The Company sold fixed rate one- to four-family mortgage loans totaling $53.1 million for the six months ended March 31, 2013 compared to $46.81 million for the six months ended March 31, 2012.

For additional information, see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment increased by $240,000, or 1.3%, to $18.13 million at March 31, 2013 from $17.89 million at September 30, 2012.  The increase was primarily due to several remodeling projects at branch offices.

OREO (Other Real Estate Owned): OREO and other repossessed assets increased by $1.73 million, or 13.0%, to $15.03 million at March 31, 2013 from $13.30 million at September 30, 2012. The increase was primarily due to the addition of $4.45 million in OREO properties and other repossessed assets and was partially offset by the disposition of $2.11 million in OREO properties and other repossessed assets and lower of cost or fair value losses of $619,000.  At March 31, 2013, total OREO consisted of 56 individual properties.  The properties consisted of eight commercial real estate properties totaling $6.07 million, 34 land parcels totaling $5.01 million, 11 single family homes totaling $1.55 million and three multi-family properties totaling $2.40 million.

Goodwill and CDI:  The recorded amount of goodwill of $5.65 million at March 31, 2013 was unchanged from September 30, 2012.  The recorded amount of the CDI decreased $65,000, or 26.1%, to $184,000 at March 31, 2013 from $249,000 at September 30, 2012.  The decrease was attributable to scheduled amortization of the CDI.

Prepaid FDIC Insurance Assessment:  The prepaid FDIC insurance assessment decreased $428,000, or 36.1%, to $758,000 at March 31, 2013 from $1.19 million at September 30, 2012 as a portion of the prepaid amount was expensed.

Deposits: Deposits increased by $3.66 million, or 0.6%, to $601.59 million at March 31, 2013 from $597.93 million at September 30, 2012.  The increase was primarily the result of increases of $9.94 million in money market account balances, $5.64 million in non-interest account balances, $4.30 million in savings account balance and $1.93 million in N.O.W. checking account balances. These increases were partially offset by an $18.15 million decrease in certificates of deposit account balances. The increase in money market account balances was primarily due to a number of deposit customers converting their certificates of deposit accounts to money market accounts. The Company had no brokered deposits at March 31, 2013 or September 30, 2012.

FHLB Advances: The Company has short- and long-term borrowing lines with the FHLB of Seattle with total credit available on the lines equal to 30% of the Bank’s total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. At March 31, 2013 FHLB advances and other borrowings consisted of long-term FHLB advances with scheduled maturities at various dates in fiscal 2017 and bear interest at rates ranging from 3.69% to 4.34%. A portion of these advances may be called by the FHLB at a date earlier than the scheduled maturity date. FHLB advances remained unchanged at $45.00 million at March 31, 2013 and September 30, 2012.

Shareholders’ Equity:  Total shareholders’ equity decreased by $1.79 million, or 2.0%, to $88.53 million at March 31, 2013 from $90.32 million at September 30, 2012.  The decrease was primarily due to the repurchase of 4,576 shares of Series A Preferred Stock for $4.32 million and the payment of $642,000 in dividends on common and preferred stock. These decreases to shareholders' equity were partially offset by net income of $2.99 million for the six months ended March 31, 2013.

Comparison of Operating Results for the Three and Six Months Ended March 31, 2013 and 2012

Net income increased $470,000, or 58.2%, to $1.28 million for the quarter ended March 31, 2013 from net income of $808,000 for the quarter ended March 31, 2012. Net income to common shareholders, after adjusting for the preferred stock dividend, the preferred stock discount accretion and the repurchase of preferred stock at a discount increased $659,000, or 121.8%, to $1.20 million for the quarter ended March 31, 2013 from $541,000 for the quarter ended March 31, 2012. The increase in earnings for the quarter was primarily a result of decreased non-interest expenses, increased non-interest income and increased net interest income, which was partially offset by increased provision for loan losses. Net income per diluted common share increased $0.09, or 112.5%, to $0.17 for the quarter ended March 31, 2013 from $0.08 for the quarter ended March 31, 2012.

Net income increased $896,000, or 42.9%, to $2.99 million for the six months ended March 31, 2013 from $2.09 million for the six months ended March 31, 2012. Net income to common shareholders after adjusting for the preferred stock dividend, the preferred stock discount accretion and the repurchase of preferred stock at a discount increased $1.09 million, or 69.9%, to $2.64 million for the six months ended March 31, 2013 from $1.56 million for the six months ended March 31, 2012. The increase in earnings for the six months ended March 31, 2013 was primarily a result of increased non-interest income, decreased provision for loan losses, increased net interest income and decreased non-interest expenses. Net income per diluted common share increased $0.16, or 69.6%, to $0.39 for the six months ended March 31, 2013 from $0.23 for the six months ended March 31, 2012.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income increased by $168,000, or 2.68%, to $6.44 million for the quarter ended March 31, 2013 from $6.27 million for the quarter ended March 31, 2012.  The increase in net interest income was primarily attributable to an increase in the net interest margin to 3.83% for the quarter ended March 31, 2013 from 3.72% for the quarter ended March 31, 2012 as the decrease in interest expense was greater than the decrease in interest income.

Total interest and dividend income decreased by $252,000 or 3.2%, to $7.55 million for the quarter ended March 31, 2013 from $7.80 million for the quarter ended March 31, 2012 as the yield on interest bearing assets decreased to 4.49% from 4.63%. The decrease in the weighted average yield on interest bearing assets was primarily a result of decreased market rates for loans. Total interest expense decreased by $420,000, or 27.4%, to $1.11 million for the quarter ended March 31, 2013 from $1.53 million for the quarter ended March 31, 2012 as the average rate paid on interest bearing liabilities decreased to 0.80% for the quarter ended March 31, 2013 from 1.07% for the quarter ended March 31, 2012.  The decrease in funding costs was primarily a result of a decrease in overall market rates and a change in the composition of the deposit base as the percentage of higher costing certificates of deposit account balances decreased.

Net interest income increased by $256,000, or 2.0%, to $12.83 million for the six months ended March 31, 2013 from $12.57 million for the six months ended March 31, 2012. The net interest margin for the six months ended March 31, 2013 increased to 3.80% compared to 3.73% for the six months ended March 31, 2012 as the decrease in interest expense was greater than the decrease in interest income.

Total interest and dividend income decreased by $695,000, or 4.4%, to $15.14 million for the six months ended March 31, 2013 from $15.84 million for the six months ended March 31, 2012 as the yield on interest bearing assets decreased to 4.49% for the six months ended March 31, 2013 from 4.69% for the six months ended March 31, 2012. Total interest expense decreased by $951,000, or 29.2%, to $2.31 million for the six months ended March 31, 2013 from $3.26 million for the six months ended March 31, 2012 as the average rate paid on interest bearing liabilities decreased to 0.82% for the six months ended March 31, 2013 from 1.13% for the six months ended March 31, 2012.

Average Balances, Interest and Average Yields/Cost
The following tables sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-bearing assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented. (Dollars in thousands)

	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-bearing assets: (1)
Loans receivable (2)	$557,426	$7,395	5.31%	$540,858	$7,607	5.63%
MBS and other investments (2)	6,721	70	4.17	9,025	109	4.83
FHLB stock and equity securities	6,595	5	0.31	6,703	7	4.20
Interest-bearing deposits	102,367	82	0.32	117,384	81	0.28
Total interest-bearing assets	673,109	7,552	4.49	673,960	7,804	4.63
Non-interest-bearing assets	65,709			58,912
Total assets	$738,818			$732,882

Interest-bearing liabilities:
Savings accounts	$90,015	11	0.05	$86,809	76	0.35
Money market accounts	87,055	64	0.30	68,178	86	0.51
N.O.W. accounts	150,675	115	0.31	155,584	156	0.40
Certificates of deposit	191,089	460	0.98	219,135	717	1.31
Short-term borrowings	599	—	0.05	637	—	0.05
Long-term borrowings (3)	45,000	461	4.15	45,330	496	4.39
Total interest-bearing liabilities	564,433	1,111	0.80	575,673	1,531	1.07
Non-interest-bearing liabilities	82,330			69,622
Total liabilities	646,763			645,295
Shareholders' equity	92,055			87,587
Total liabilities and
shareholders' equity	$738,818			$732,882

Net interest income		$6,441			$6,273

Interest rate spread			3.69%			3.56%
Net interest margin (4)			3.83%			3.72%
Ratio of average interest-bearing assets to average interest-bearing liabilities			119.25%			117.08%
_________________

(1)	Interest yield on loans and MBS is calculated assuming a 30/360 basis; interest yield on all other categories is based on daily interest basis.

(2)	Average balances include loans and MBS on non-accrual status.

(3)	Includes FHLB advances with original maturities of one year or greater.

(4)	Net interest income divided by total average interest-bearing assets, annualized.

	Six Months Ended March 31,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-bearing assets: (1)
Loans receivable (2)	$555,404	$14,809	5.31%	$539,359	$15,412	5.71%
MBS and other investments (2)	6,909	147	4.17	9,323	234	5.02
FHLB stock and equity securities	6,626	17	0.30	6,703	20	0.60
Interest-bearing deposits	105,673	168	0.32	119,322	170	0.28
Total interest-bearing assets	674,612	15,141	4.49	674,707	15,836	4.69
Non-interest-bearing assets	64,720			59,877
Total assets	$739,332			$734,584

Interest-bearing liabilities:
Savings accounts	$88,749	32	0.07	$85,654	159	0.37
Money market accounts	83,826	127	0.30	65,931	182	0.55
N.O.W. accounts	150,375	235	0.31	154,948	366	0.47
Certificates of deposit	196,123	984	1.01	221,361	1,497	1.35
Short-term borrowings	625	—	0.05	598	—	0.05
Long-term borrowings (3)	45,000	933	4.16	50,191	1,058	4.20
Total interest-bearing liabilities	564,698	2,311	0.82	578,683	3,262	1.13
Non-interest-bearing liabilities	83,253			68,843
Total liabilities	647,951			647,256
Shareholders' equity	91,381			87,058
Total liabilities and
shareholders' equity	$739,332			$734,584

Net interest income		$12,830			$12,574

Interest rate spread			3.67%			3.56%
Net interest margin (4)			3.80%			3.73%
Ratio of average interest-bearing assets to average interest-bearing liabilities			119.46%			116.59%
_________________

(1)	Interest yield on loans and MBS is calculated assuming a 30/360 basis; interest yield on all other categories is based on daily interest basis.

(2)	Average balances include loans and MBS on non-accrual status.

(3)	Includes FHLB advances with original maturities of one year or greater.

(4)	Net interest income divided by total average interest-bearing assets, annualized.

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

	Three months ended March 31, 2013 compared to three months ended March 31, 2012 increase (decrease) due to			Six months ended March 31, 2013 compared to six months ended March 31, 2012 increase (decrease) due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-bearing assets:
Loans receivable (1)	$(440)	$228	$(212)	$(734)	$131	$(603)
MBS and other investments	(14)	(25)	(39)	(32)	(55)	(87)
FHLB stock and equity securities	(2)	—	(2)	(3)	—	(3)
Interest-bearing deposits	12	(11)	1	9	(11)	(2)
Total net (decrease) increase in income on interest-bearing assets	(444)	192	(252)	(760)	65	(695)

Interest-bearing liabilities:
Savings accounts	(68)	3	(65)	(127)	—	(127)
N.O.W accounts	(36)	(5)	(41)	(121)	(10)	(131)
Money market accounts	(42)	20	(22)	(65)	10	(55)
Certificates of deposit accounts	(171)	(86)	(257)	(354)	(159)	(513)
Short-term borrowings	—	—	—	—	—	—
Long-term borrowings	(30)	(5)	(35)	(12)	(113)	(125)

Total net decrease in expense on interest-bearing liabilities	(347)	(73)	(420)	(679)	(272)	(951)

Net increase (decrease) in net interest income	$(97)	$265	$168	$(81)	$337	$256
(1) Excludes interest on non-accrual loans.  Includes loans originated for sale.

Provision for Loan Losses:  The provision for loan losses increased $125,000, or 11.9%, to $1.18 million for the quarter ended March 31, 2013 from $1.05 million for the quarter ended March 31, 2012.  Net charge-offs for the quarter ended March 31, 2013 increased to $1.63 million from $758,000 for the quarter ended March 31, 2013. The increase in the provision for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012 was primarily due to the increased charge-offs, which were partially offset by a change in the composition of the loan portfolio (discussed below).

The provision for loan losses decreased $325,000, or 19.1% to $1.38 million for the six months ended March 31, 2013 from $1.70 million for the six months ended March 31, 2013. Net charge-offs for the six months ended March 31, 2013 were $1.89 million compared to $1.38 million for the six months ended March 31, 2012.

The decrease in the provision for loan losses for the six months ended March 31, 2013 was primarily due to a change in the composition of the loan portfolio as the level of higher risk loan categories (net construction and land development loans and land loans) decreased $27.56 million to $62.82 million at March 31, 2013 from $90.38 million at March 31, 2012. In addition, non-accrual loans decreased to $20.45 million at March 31, 2013 from $26.62 million at March 31, 2012. Partially offsetting the improved risk composition of the loan portfolio and the reduction in non-accrual levels was an increase in the level of net charge-offs.

The Company has established a comprehensive methodology for determining the provision for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  The factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses.  Based on its comprehensive analysis, management believes the allowance for loan losses of $11.31 million at March 31, 2013 (2.03% of loans receivable and loans held for sale and 54.9% of non-performing loans) was adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.  Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment reserve amount determined at March 31, 2013 was $2.79 million.  The allowance for loan losses was $12.26 million (2.24% of loans receivable and loans held for sale and 41.4% of non-performing loans) at March 31, 2012.

While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proved incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company’s consolidated financial condition and results of operations.  In addition, the determination of the amount of the Company’s allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their analysis of information available to them at the time of their examination. Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations.  For additional information, see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Non-interest Income: Total non-interest income increased $285,000, or 11.4%, to $2.78 million for the quarter ended March 31, 2013 from $2.49 million for the quarter ended March 31, 2012, primarily due to a $237,000 increase in gain on sale of loans. The increase in gain on sales of loans was primarily a result of an increased volume of fixed rate one-to four-family loans that were sold and an increased pricing spread on the sale of these loans during the quarter ended March 31, 2013.

Total non-interest income increased $556,000, or 11.3%, to $5.49 million for the six months ended March 31, 2013 from $4.94 million for the six months ended March 31, 2012. The increase was primarily due to a $320,000 increase in gains on sales of loans and a $249,000 increase in the valuation recovery on MSRs. The increase in gain on sale of loans was primarily a result of an increased volume of fixed rate one-to four-family loans sold during the six months ended March 31, 2013.

The valuation recovery on MSRs was based on a third party valuation of the MSR asset. The Company recorded valuation recoveries on MSRs for the three and six months ended March 31, 2013 of $221,000 and $475,000, respectively compared to recoveries for three and six months ended March 31, 2012 of $142,000 and $226,000, respectively.  At March 31, 2013, the MSR asset had no remaining valuation allowance available for future recovery.

Non-interest Expense:  Total non-interest expense decreased by $388,000, or 5.9%, to $6.18 million for the quarter ended March 31, 2013 from $6.57 million for the quarter ended March 31, 2012.  The decrease was primarily the result of a $323,000 decrease in loan administration and foreclosure expenses and a $113,000 decrease in FDIC insurance expenses.  These decreases were partially offset by a $72,000 increase in OREO and other repossessed assets expense. The decrease in loan administration and foreclosures expenses were primarily due to a reduction in loans in the foreclosures process. The decrease in FDIC insurance expenses were primarily due to lower assessment rates as a result of the Bank MOU being rescinded. The increase in OREO and other repossessed assets expense was primarily due to an increased level of valuation adjustments on OREO properties.

Total non-interest expense decreased $233,000, or 1.8%, to $12.56 million for the six months ended March 31, 2013 from $12.79 million for the six months ended March 31, 2012. The decrease was primarily due to a $346,000 decrease in loan administration and foreclosure expenses and a $142,000 decrease in OREO and other repossessed assets expense. These decreases were partially offset by a $217,000 increase in salaries and employee benefits expense. The decrease in loan administration and foreclosures expenses were primarily due to a reduction in loans in the foreclosures process. The decrease in OREO and other repossessed assets expense was primarily due to gains on sale of OREO properties that reduced the expense for the six months ended March 31, 2013. The increase in salaries and employee benefits expense was primarily due to annual salary adjustments implemented during the quarter ended December 31, 2012 and a one-time benefit from changing the Company’s employee medical insurance provider during the comparable period one year ago.  This one-time benefit reduced the salaries and employee benefits expense for the six months ended March 31, 2012 by $99,000.

Provision for Federal and State Income Taxes: The provision for federal and state income taxes increased $246,000, or 73.2%, to $582,000 for the quarter ended March 31, 2013 from $336,000 for the quarter ended March 31, 2012, primarily as a result of increased income before taxes. The Company's effective tax rate was 31.29% for the quarter ended March 31, 2013 and 29.37% for the quarter ended March 31, 2012.

The provision for federal and state income taxes increased $474,000, or 51.1%, to $1.40 million for the six months ended March 31, 2013 from $927,000 for the six months ended March 31, 2012, primarily due to increased income before taxes. The Company's effective tax rate was 31.94% for the six months ended March 31, 2013 and 30.73% for the six months ended March 31, 2012.

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

Liquidity management is both a short and long-term responsibility of the Bank’s management.  The Bank adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, and (iv) yields available on interest-bearing deposits.  Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term investments

The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At March 31, 2013, the Bank’s regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 17.4%.

The Company’s total cash and cash equivalents decreased by $10.87 million, or 12.7% to $85.80 million at March 31, 2013 from $96.67 million at September 30, 2012. If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB and the FRB. At March 31, 2013 the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 30% of total assets, limited by available collateral, under which $45.00 million was outstanding and $172.26 million was available for additional borrowings.  The Bank also maintains a short-term borrowing line with the FRB with available total credit based on eligible collateral.  At March 31,2013, the Bank had $54.38 million available for borrowings with the FRB and there was no outstanding balance on this borrowing line.

The Bank’s primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, consumer loans, and commercial business loans.  At March 31 2013, the Bank had loan commitments totaling $29.48 million and undisbursed construction loans in process totaling $12.16 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from March 31, 2013 totaled $121.2 million.  Historically, the Bank has been able to retain a significant amount of its CDs as they mature.  At March 31, 2013, the Bank had no brokered deposits.

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

The capital adequacy requirements are quantitative measures established by regulation that require Timberland Bancorp, Inc. and the Bank to maintain minimum amounts and ratios of capital.  Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital.  Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0%, (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%.  The Federal Reserve requires Timberland Bancorp, Inc. to maintain capital adequacy that generally parallels the FDIC requirements.  At March 31, 2013, Timberland Bancorp, Inc. and the Bank each exceeded all applicable capital requirements.

The following table compares the Company’s and the Bank’s actual capital amounts at March 31, 2013 to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage capital:
Consolidated	$83,843	11.43%	$29,347	4.00%	N/A	N/A
Timberland Bank	80,328	10.98	29,277	4.00	$36,596	5.00

Tier 1 risk adjusted capital:
Consolidated	83,843	14.95	22,427	4.00	N/A	N/A
Timberland Bank	80,328	14.33	22,418	4.00	33,627	6.00

Total risk–based capital
Consolidated	90,905	16.21	44,854	8.00	N/A	N/A
Timberland Bank	87,387	15.59	44,836	8.00	56,045	10.00

Key Financial Ratios and Data
(Dollars in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
PERFORMANCE RATIOS:
Return on average assets (1)	0.69%	0.44%	0.81%	0.57%
Return on average equity (1)	5.56%	3.69%	6.54%	4.80%
Net interest margin (1)	3.83%	3.72%	3.80%	3.73%
Efficiency ratio	67.08%	74.97%	68.55%	73.06%

	At March 31, 2013	At September 30, 2012	At March 31, 2012
BOOK VALUES:
Book value per common share	10.89	10.52	10.20
Tangible book value per common share (2)	10.06	9.68	9.35
______________________

(1)	Annualized

(2)	Calculation subtracts goodwill and core deposit intangible from the equity component.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s Form 10-K for the fiscal year ended September 30, 2012.

Item 4.  Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.     Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None to be reported.

Item 6.     Exhibits

(a)   Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Certificate of Designation relating to the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A (2)
3.3	Amended and Restated Bylaws of the Registrant (3)
4.1	Warrant to purchase shares of Company’s common stock dated December 23, 2008 (2)
4.2	Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated December 23, 2008 between the Company and the United States Department of the Treasury (2)
10.1	Employee Severance Compensation Plan, as revised (4)
10.2	Employee Stock Ownership Plan (4)
10.3	1999 Stock Option Plan (5)
10.4	Management Recognition and Development Plan (5)
10.5	2003 Stock Option Plan (6)
10.6	Form of Incentive Stock Option Agreement (7)
10.7	Form of Non-qualified Stock Option Agreement (7)
10.8	Form of Management Recognition and Development Award Agreement (7)
10.9	Employment Agreement with Michael R. Sand (8)
10.10	Employment Agreement with Dean J. Brydon (8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes OxleyAct
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act
101
The following materials from Timberland Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income; (d) Condensed Consolidated Statements of Shareholders’ Equity; (e)  Condensed Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Condensed Consolidated Financial Statements (9)

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

(5)	Incorporated by reference to the Registrant’s 1999 Annual Meeting Proxy Statement dated December 15, 1998.

(6)	Incorporated by reference to the Registrant’s 2004 Annual Meeting Proxy Statement dated December 24, 2003.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005.

(8)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 29, 2013.

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

Timberland Bancorp, Inc.

Date: May 10, 2013	By: /s/ Michael R. Sand
Michael R. Sand
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2013	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Operations; (c) Condensed Consolidated Statements of Comprehensive Income (Loss); (d) Condensed Consolidated Statements of Shareholders’ Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Condensed Consolidated Financial Statements