Form 10-Q
period 2013-06-30
TIMBERLAND BANCORP INC
filed 2013-08-09
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___    No   _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT JULY 31, 2013
Common stock, $.01 par value	7,045,036

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2013 and September 30, 2012
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 30, 2013	September 30, 2012
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$10,757	$11,008
Interest-bearing deposits in banks	71,788	85,660
Total cash and cash equivalents	82,545	96,668

Certificates of deposit (“CDs”) held for investment (at cost which approximates fair value)	26,749	23,490
Mortgage-backed securities (“MBS”) and other investments - held to maturity, at amortized cost (estimated fair value $3,639 and $3,632)	2,892	3,339
MBS and other investments - available for sale	4,370	4,945
Federal Home Loan Bank of Seattle (“FHLB”) stock	5,502	5,655

Loans receivable	553,981	548,878
Loans held for sale	2,433	1,427
Less: Allowance for loan losses	(11,126)	(11,825)
Net loans receivable	545,288	538,480

Premises and equipment, net	18,043	17,886
Other real estate owned (“OREO”) and other repossessed assets, net	15,314	13,302
Accrued interest receivable	2,015	2,183
Bank owned life insurance (“BOLI”)	16,956	16,524
Goodwill	5,650	5,650
Core deposit intangible (“CDI”)	151	249
Mortgage servicing rights (“MSRs”), net	2,333	2,011
Prepaid Federal Deposit Insurance Corporation (“FDIC”) insurance assessment	—	1,186
Other assets	4,967	5,386
Total assets	$732,775	$736,954

Liabilities and shareholders’ equity
Liabilities:
Deposits:
Non-interest-bearing demand	$83,043	$75,296
Interest-bearing	513,021	522,630
Total deposits	596,064	597,926

FHLB advances	45,000	45,000
Repurchase agreements	—	855
Other liabilities and accrued expenses	2,477	2,854
Total liabilities	643,541	646,635
See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
June 30, 2013 and September 30, 2012
(Dollars in thousands, except per share amounts)
(Unaudited)

Shareholders’ equity	June 30, 2013	September 30, 2012
Preferred stock, $.01 par value; 1,000,000 shares authorized; 12,065 shares, Series A, issued and outstanding - June 30, 2013 16,641 shares, Series A, issued and outstanding - September 30, 2012; redeemable at $1,000 per share	$11,889	$16,229
Common stock, $.01 par value; 50,000,000 shares authorized; 7,045,036 shares issued and outstanding	10,551	10,484
Unearned shares issued to Employee Stock Ownership Plan (“ESOP”)	(1,521)	(1,719)
Retained earnings	68,665	65,788
Accumulated other comprehensive loss	(350)	(463)
Total shareholders’ equity	89,234	90,319
Total liabilities and shareholders’ equity	$732,775	$736,954
See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended June 30, 2013 and 2012
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Interest and dividend income

Loans receivable	$7,422	$7,842	$22,231	$23,254
MBS and other investments	69	89	216	323
Dividends from mutual funds	5	6	22	26
Interest-bearing deposits in banks	79	82	247	252
Total interest and dividend income	7,575	8,019	22,716	23,855

Interest expense

Deposits	609	925	1,987	3,128
FHLB advances	467	466	1,399	1,525
Total interest expense	1,076	1,391	3,386	4,653

Net interest income	6,499	6,628	19,330	19,202

Provision for loan losses	1,385	900	2,760	2,600

Net interest income after provision for loan losses	5,114	5,728	16,570	16,602

Non-interest income

Other than temporary impairment (“OTTI”) on MBS and other investments	(1)	(60)	(9)	(182)
Adjustment for portion recorded as (transferred from) other comprehensive income (loss) before taxes	(2)	23	(30)	(8)
Net OTTI on MBS and other investments	(3)	(37)	(39)	(190)

Gain on sales of MBS and other investments	—	2	—	22
Service charges on deposits	882	955	2,657	2,815
ATM and debit card interchange transaction fees	526	564	1,562	1,621
BOLI net earnings	144	146	431	457
Gain on sales of loans, net	579	567	2,054	1,722
Escrow fees	55	30	135	79
Valuation recovery (allowance) on MSRs	—	(82)	475	144
Fee income from non-deposit investment sales	19	20	92	58
Other	170	176	498	550
Total non-interest income, net	2,372	2,341	7,865	7,278

 See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three and nine months ended June 30, 2013 and 2012
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Non-interest expense
Salaries and employee benefits	$3,176	$3,006	$9,376	$8,989
Premises and equipment	739	647	2,154	1,979
Advertising	184	173	533	553
OREO and other repossessed assets, net	313	363	1,107	1,299
ATM	219	206	636	598
Postage and courier	107	124	342	381
Amortization of CDI	33	37	98	111
State and local taxes	170	159	466	460
Professional fees	202	217	636	628
FDIC insurance	157	237	526	703
Other insurance	39	51	133	161
Loan administration and foreclosure	91	82	278	615
Data processing and telecommunications	319	303	911	918
Deposit operations	157	177	450	593
Other	331	315	1,152	903
Total non-interest expense	6,237	6,097	18,798	18,891

Income before federal and state income taxes	1,249	1,972	5,637	4,989

Provision for federal and state income taxes	373	624	1,774	1,551
Net income	876	1,348	3,863	3,438

Preferred stock dividends	(151)	(208)	(559)	(624)
Preferred stock discount accretion	(47)	(61)	(236)	(179)
Repurchase of preferred stock at a discount	—	—	255	—

Net income to common shareholders	$678	$1,079	$3,323	$2,635

Net income per common share
Basic	$0.10	$0.16	$0.49	$0.39
Diluted	$0.10	$0.16	$0.48	$0.39

Weighted average common shares outstanding
Basic	6,818,752	6,780,516	6,816,772	6,780,516
Diluted	6,902,497	6,780,516	6,870,751	6,780,516

Dividends paid per common share	$0.03	$—	$0.06	$—

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended June 30, 2013 and 2012
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Comprehensive income:
Net income	$876	$1,348	$3,863	$3,438
Unrealized holding gain (loss) on securities available for sale, net of tax	82	39	55	(17)
Change in OTTI on securities held to maturity, net of tax:
Additions to OTTI	—	—	—	(27)
Additional amount recognized (recovered) related to credit loss for which OTTI was previously recognized	(1)	5	17	1
Amount reclassified to credit loss for previously recorded market loss	—	10	3	21
Accretion of OTTI securities held to maturity, net of tax	15	11	38	37

Total comprehensive income	$972	$1,413	$3,976	$3,453

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the nine months ended June 30, 2013 and the year ended September 30, 2012
(Dollars in thousands, except per share amounts)
(Unaudited)

	Number of Shares		Amount		Unearned Shares Issued to ESOP		Accumulated Other Compre- hensive Loss
	Preferred Stock	Common Stock	Preferred Stock	Common Stock		Retained Earnings		Total
Balance, September 30, 2011	16,641	7,045,036	$15,989	$10,457	$(1,983)	$62,270	$(528)	$86,205

Net income	—	—	—	—	—	4,590	—	4,590
Accretion of preferred stock discount	—	—	240	—	—	(240)	—	—
5% preferred stock dividend	—	—	—	—	—	(832)	—	(832)
Earned ESOP shares	—	—	—	(65)	264	—	—	199
MRDP (1) compensation expense	—	—	—	77	—	—	—	77
Stock option compensation expense	—	—	—	15	—	—	—	15
Unrealized holding gain on securities available for sale, net of tax	—	—	—	—	—	—	14	14
Change in OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	5	5
Accretion of OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	46	46

Balance, September 30, 2012	16,641	7,045,036	16,229	10,484	(1,719)	65,788	(463)	90,319

Net income	—	—	—	—	—	3,863	—	3,863
Accretion of preferred stock discount	—	—	236	—	—	(236)	—	—
Redemption of preferred stock	(4,576)	—	(4,576)	—	—	255	—	(4,321)
5% preferred stock dividends	—	—	—	—	—	(583)	—	(583)
Common stock dividends ($0.06 per common share)	—	—	—	—	—	(422)	—	(422)
Earned ESOP shares	—	—	—	(2)	198	—	—	196
MRDP compensation expense	—	—	—	32	—	—	—	32
Stock option compensation expense	—	—	—	37	—	—	—	37
Unrealized holding gain on securities available for sale, net of tax	—	—	—	—	—	—	55	55
Change in OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	20	20
Accretion of OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	38	38

Balance, June 30, 2013	12,065	7,045,036	$11,889	$10,551	$(1,521)	$68,665	$(350)	$89,234
__________________________
(1) 1998 Management Recognition and Development Plan (“MRDP”).

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended June 30, 2013 and 2012
(Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$3,863	$3,438
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,760	2,600
Depreciation	810	684
Deferred federal income taxes	522	366
Amortization of CDI	98	111
Earned ESOP shares	198	198
MRDP compensation expense	32	85
Stock option compensation expense	37	11
(Gain) loss on sales of OREO and other repossessed assets, net	(261)	290
Provision for OREO losses	759	609
Gain on sale of premises and equipment	(7)	—
BOLI net earnings	(431)	(457)
Gain on sales of loans, net	(2,054)	(1,722)
Decrease in deferred loan origination fees	(272)	(181)
Net OTTI on MBS and other investments	39	190
Gain on sale of MBS and other investments	—	(22)
Valuation recovery on MSRs	(475)	(144)
Loans originated for sale	(73,559)	(67,112)
Proceeds from sales of loans	74,607	68,814
Decrease in other assets, net	1,327	622
(Decrease) increase in other liabilities and accrued expenses, net	(377)	433
Net cash provided by operating activities	7,616	8,813

Cash flows from investing activities
Net increase in CDs held for investment	(3,259)	(4,122)
Proceeds from maturities and prepayments of MBS and other investments available for sale	666	829
Proceeds from maturities and prepayments of MBS and other investments held to maturity	506	574
Proceeds from the sale of MBS and other investments	—	743
Redemption of FHLB stock	153	—
Increase in loans receivable, net	(13,461)	(12,676)
Additions to premises and equipment	(967)	(1,017)
Proceeds from sale of premises and equipment	7	—
Proceeds from sale of OREO and other repossessed assets	2,661	1,047
Net cash used in investing activities	(13,694)	(14,622)

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the nine months ended June 30, 2013 and 2012
(Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2013	2012
Cash flows from financing activities
Decrease in deposits, net	$(1,862)	$(2,312)
Repayment of FHLB Advances	—	(10,000)
Increase (decrease) in repurchase agreements, net	(855)	97
ESOP tax effect	(2)	(53)
Repurchase of preferred stock	(4,321)	—
Dividends paid	(1,005)	(1,000)
Net cash used in financing activities	(8,045)	(13,268)

Net decrease in cash and cash equivalents	(14,123)	(19,077)
Cash and cash equivalents
Beginning of period	96,668	112,065
End of period	$82,545	$92,988

Supplemental disclosure of cash flow information
Income taxes paid	$1,793	$1,463
Interest paid	3,454	4,770

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$5,919	$4,906
Loans originated to facilitate the sale of OREO	748	3,744

See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)  Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. (“Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012 (“2012 Form 10-K”).  The unaudited condensed consolidated results of operations for the nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2013.

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

(e)  Certain prior period amounts have been reclassified to conform to the June 30, 2013 presentation with no change to net income or total shareholders’ equity previously reported.

(2) PREFERRED STOCK RECEIVED IN TROUBLED ASSET RELIEF PROGRAM (“TARP”) CAPITAL PURCHASE PROGRAM (“CPP”)
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

On June 12, 2013, the Treasury sold, to private investors, the warrant to purchase up to 370,899 shares of the Company's common stock. The sale of the warrant to new owners did not result in any proceeds to the Company and did not change the Company's capital position or accounting for the warrant.

During the nine months ended June 30, 2013, the Company purchased and retired 4,576 shares of its Series A Preferred Stock for $4.32 million; a discount from par value of $255,000. The discount from par value on the repurchased shares was recorded as an increase to net income to common shareholders. This increase to net income to common shareholders was partially offset by $62,000 of accelerated discount accretion on the shares purchased.

(3) MBS AND OTHER INVESTMENTS
MBS and other investments have been classified according to management’s intent and are as follows as of June 30, 2013 and September 30, 2012 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2013
Held to Maturity
MBS:
U.S. government agencies	$1,272	$36	$(2)	$1,306
Private label residential	1,607	725	(14)	2,318
U.S. agency securities	13	2	—	15
Total	$2,892	$763	$(16)	$3,639

Available for Sale
MBS:
U.S. government agencies	$2,314	$109	$—	$2,423
Private label residential	856	136	(6)	986
Mutual funds	1,000	—	(39)	961
Total	$4,170	$245	$(45)	$4,370

September 30, 2012
Held to Maturity
MBS:
U.S. government agencies	$1,493	$44	$(3)	$1,534
Private label residential	1,819	309	(60)	2,068
U.S. agency securities	27	3	—	30
Total	$3,339	$356	$(63)	$3,632

Available for Sale
MBS:
U.S. government agencies	$2,828	$147	$—	$2,975
Private label residential	1,001	65	(109)	957
Mutual funds	1,000	13	—	1,013
Total	$4,829	$225	$(109)	$4,945

The following table summarizes the estimated fair value and gross unrealized losses for all securities and the length of time these unrealized losses existed as of June 30, 2013 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity
MBS:
U.S. government agencies	$1	$—	4	$91	$(2)	4	$92	$(2)
Private label residential	79	(5)	3	250	(9)	15	329	(14)
Total	$80	$(5)	7	$341	$(11)	19	$421	$(16)

Available for Sale
MBS:
U.S. government agencies	$49	$—	1	$—	$—	—	$49	$—
Private label residential	—	—	—	125	(6)	2	125	(6)
Mutual Funds	961	(39)	1	—	—	—	961	(39)
Total	$1,010	$(39)	2	$125	$(6)	2	$1,135	$(45)

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

During the three months ended June 30, 2013 and 2012, the Company recorded net OTTI charges through earnings on residential MBS of $3,000 and $37,000, respectively. During the nine months ended June 30, 2013 and 2012, the Company recorded net OTTI charges through earnings on residential MBS of $39,000 and $190,000, respectively. The Company provides for the bifurcation of OTTI into (i) amounts related to credit losses which are recognized through earnings, and (ii)amounts related to all other factors which are recognized as a component of other comprehensive income (loss).

To determine the component of the gross OTTI related to credit losses, the Company compared the amortized cost basis of each OTTI security to the present value of its revised expected cash flows, discounted using its pre-impairment yield.  The revised expected cash flow estimates for individual securities are based primarily on an analysis of default rates and prepayment speeds included in third-party analytic reports.  Significant judgment by management is required in this analysis that includes, but is not limited to, assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans.  The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on OTTI securities as of June 30, 2013 and September 30, 2012:

	Range		Weighted
	Minimum	Maximum	Average
At June 30, 2013
Constant prepayment rate	6.00%	15.00%	10.00%
Collateral default rate	0.19%	23.90%	7.26%
Loss severity rate	2.48%	73.69%	47.63%

At September 30, 2012
Constant prepayment rate	6.00%	15.00%	8.77%
Collateral default rate	0.06%	28.40%	8.74%
Loss severity rate	0.52%	76.03%	48.28%

The following tables present the OTTI for the three and nine months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total OTTI	$—	$(1)	$(60)	$—
Adjustment for portion recorded as (transferred from) other comprehensive income (loss) before taxes (1)	(2)	—	23	—
Net OTTI recognized in earnings (2)	$(2)	$(1)	$(37)	$—

	Nine Months Ended June 30, 2013		Nine Months Ended June 30, 2012
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total OTTI	$(7)	$(2)	$(139)	$(43)
Adjustment for portion recorded as (transferred from) other comprehensive income (loss) before taxes (1)	(30)	—	(8)	—
Net OTTI recognized in earnings (2)	$(37)	$(2)	$(147)	$(43)

________________________

(1)	Represents OTTI related to all other factors.

(2)	Represents OTTI related to credit losses.

The following table presents a roll-forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in other comprehensive income for the nine months ended June 30, 2013 and 2012 (in thousands):

	Nine Months Ended June 30,
	2013	2012
Beginning balance of credit loss	$2,703	$3,361
Additions:
Credit losses for which OTTI was not previously recognized	5	81
Additional increases to the amount related to credit loss for which OTTI was previously recognized	39	109
Subtractions:
Realized losses previously recorded as credit losses	(571)	(661)
Ending balance of credit loss	$2,176	$2,890

There was no realized gain on sale of securities for either the three or nine months ended June 30, 2013. There was a gross realized gain on sale of securities for the three and nine months ended June 30, 2012 of $2,000 and $22,000, respectively. During the three months ended June 30, 2013, the Company recorded a $188,000 realized loss (as a result of the securities being deemed worthless) on 12 held to maturity residential MBS and six available for sale residential MBS, of which the entire amount had been recognized previously as a credit loss. During the nine months ended June 30, 2013, the Company recorded a $571,000 realized loss (as a result of the securities being deemed worthless) on 17 held to maturity residential MBS and six available for sale residential MBS, of which the entire amount had been recognized previously as a credit loss. During the three months ended June 30, 2012, the Company recorded a $242,000 realized loss (as a result of the securities being deemed worthless) on 19 held to maturity residential MBS and one available for sale residential MBS, of which the entire amount had been recognized previously as a credit loss. During the nine months ended June 30, 2012, the Company recorded a $661,000 realized loss (as a result of the securities being deemed worthless) on 24 held to maturity residential MBS and one available for sale residential MBS, of which the entire amount had been recognized previously as a credit loss.

The amortized cost of residential mortgage-backed and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral, retail repurchase agreements and other non-profit organization deposits totaled $4.87 million and $5.70 million at June 30, 2013 and September 30, 2012, respectively.

The contractual maturities of debt securities at June 30, 2013 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities as a result of the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$—	$—
Due after one year to five years	23	25	30	31
Due after five to ten years	27	26	18	18
Due after ten years	2,842	3,588	3,122	3,360
Total	$2,892	$3,639	$3,170	$3,409

(4) GOODWILL
The Company performed its fiscal year 2013 goodwill impairment test during the quarter ended June 30, 2013 with the assistance of a third-party firm specializing in goodwill impairment valuations for financial institutions. The third-party analysis was conducted as of May 31, 2013 and concluded that the fair value of goodwill was $45.0 million, which exceeded the recorded value of $5.7 million by 689%.

The goodwill impairment test involved a two-step process. Step one of the goodwill impairment test estimated the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach and the market approach in order to derive an enterprise value for the Company.

The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. The Company has a single reporting unit. The aggregate market value was based on the Company's common stock market price on May 31, 2013, adjusted for a control premium and the value of preferred stock (at its liquidation value). A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized as the value of a company from the perspective of a controlling interest and is generally higher than the widely quoted market price per share. The Company used an expected control premium of 30%, which was based on comparable transaction history.

The income approach uses a reporting unit's projection of estimated operating results and cash flows that are discounted using a rate that reflects current market conditions. The projection uses management's estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Key assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 3.0% and a return on assets that ranged from 0.54% to 1.01% (average of 0.73%). In addition to the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach were the discount rate of 15.0% utilized for the Company's cash flow estimate and a terminal value of 1.25 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate that included an assessment of the risk free interest rate, the rate of return expected from publicly traded stocks based on an analysis of historical data, the industry the Company operates in and the size of the Company.

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

The Company calculated a fair value of its reporting unit of $89 million using the corporate value approach, $82 million using the income approach and $96 million using the market approach. The concluded fair value based on the three methods under the step one test was $87 million, with the most weighting given to the income approach. The results of the Company's step one test indicated that the reporting unit's fair value was less than its recorded value and therefore the Company performed a step two analysis.

The Company then calculated the implied fair value of its reporting unit under step two of the goodwill impairment test. Under this approach, the Company calculated the fair value for the assets and liabilities of the reporting unit. The calculated implied fair value of the Company's goodwill exceeded the recorded value by $39.3 million.

Under the step two process significant adjustments were made to determine the estimated fair value of the Company's loans receivable compared to its recorded value. The Company utilized a discounted cash flow approach and a comparable transaction approach to determine the fair value of its loans receivable.

The discounted cash flow approach was utilized to value performing loans with credit quality grades of pass. A key assumption in the discounted cash flow approach was determining an appropriate discount rate. In determining the discount rate for pass loans, the Company started with its contractual cash flows and its current lending rate for comparable loans and adjusted these for credit factors, estimated prepayments and liquidity premiums. Based on an analysis of these factors, performing loans with credit quality grades of pass were discounted by 5%.

The comparable transaction approach using comparable loan sales was utilized for performing loans with credit quality grades of watch, special mention or substandard and for non-performing loans. In the comparable transaction approach a weighted average discount rate was used that approximated the discount for similar loan sales by the FDIC. A key assumption used by the Company in the comparable transaction approach was determining the appropriate discount rate to apply to each loan category. Performing loans with credit quality grades of watch, special mention or substandard were discounted by 25% and nonperforming loans were discounted by 50%. These weighted average discount rates approximated the discount for similar loan sales by the FDIC. Increases in the pricing for future reported loan sale transactions could have a significant impact on the implied fair value of goodwill under the step two process.

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

As of June 30, 2013, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future.

(5) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable and loans held for sale consisted of the following at June 30, 2013 and September 30, 2012 (dollars in thousands):

	June 30, 2013		September 30, 2012
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$104,784	18.3%	$106,979	18.8%
Multi-family	48,781	8.5	47,521	8.4
Commercial	290,240	50.8	256,254	45.1
Construction and land development	38,916	6.8	56,406	9.9
Land	31,673	5.5	39,655	7.0
Total mortgage loans	514,394	89.9	506,815	89.2

Consumer loans:
Home equity and second mortgage	31,936	5.6	32,814	5.8
Other	6,013	1.1	6,183	1.1
Total consumer loans	37,949	6.7	38,997	6.9

Commercial business loans	19,557	3.4	22,588	3.9

Total loans receivable	571,900	100.0%	568,400	100.0%
Less:
Undisbursed portion of construction loans in process	(13,816)		(16,325)
Deferred loan origination fees	(1,670)		(1,770)
Allowance for loan losses	(11,126)		(11,825)

Total loans receivable, net	$545,288		$538,480
________________________
(1)    Includes loans held for sale.

Construction and Land Development Loan Portfolio Composition
The following table sets forth the composition of the Company’s construction and land development loan portfolio at June 30, 2013 and September 30, 2012 (dollars in thousands):

	June 30, 2013		September 30, 2012
	Amount	Percent	Amount	Percent
Custom and owner/builder	$33,502	86.1%	$33,345	59.1%
Speculative one- to four-family	1,020	2.6	1,880	3.4
Commercial real estate	3,589	9.2	20,247	35.9
Multi-family (including condominiums)	289	0.8	345	0.6
Land development	516	1.3	589	1.0
Total construction and land development loans	$38,916	100.0%	$56,406	100.0%

Allowance for Loan Losses
The following tables set forth information for the three and nine months ended June 30, 2013 and June 30, 2012 regarding activity in the allowance for loan losses (dollars in thousands):

	Three Months Ended June 30, 2013
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,846	$1	$3	$19	$1,863
Multi-family	815	(1)	—	—	814
Commercial	4,497	179	11	3	4,668
Construction – custom and owner/builder	284	(29)	26	—	229
Construction – speculative one- to four-family	141	(58)	—	—	83
Construction – commercial	85	5	—	—	90
Construction – multi-family	—	—	—	—	—
Construction – land development	12	(2)	10	—	—
Land	2,197	1,311	1,543	1	1,966
Consumer loans:
Home equity and second mortgage	781	(2)	—	5	784
Other	239	2	8	—	233
Commercial business loans	416	(21)	—	1	396
Total	$11,313	$1,385	$1,601	$29	$11,126

	Nine Months Ended June 30, 2013
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,558	$792	$527	$40	$1,863
Multi-family	1,156	(227)	116	1	814
Commercial	4,247	1,035	667	53	4,668
Construction – custom and owner/builder	386	(131)	26	—	229
Construction – speculative one- to four-family	128	(45)	—	—	83
Construction – commercial	429	(339)	—	—	90
Construction – multi-family	—	—	—	—	—
Construction – land development	—	(130)	16	146	—
Land	2,392	1,821	2,250	3	1,966
Consumer loans:
Home equity and second mortgage	759	204	184	5	784
Other	254	(7)	14	—	233
Commercial business loans	516	(213)	—	93	396
Total	$11,825	$2,760	$3,800	$341	$11,126

	Three Months Ended June 30, 2012
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$931	$(10)	$92	$3	$832
Multi-family	1,288	(116)	3	3	1,172
Commercial	3,737	1,104	288	—	4,553
Construction – custom and owner/builder	267	160	—	—	427
Construction – speculative one- to four-family	171	(64)	—	—	107
Construction – commercial	861	139	622	—	378
Construction – multi-family	504	(480)	24	—	—
Construction – land development	95	(86)	9	—	—
Land	2,737	406	526	1	2,618
Consumer loans:
Home equity and second mortgage	431	91	14	14	522
Other	353	15	4	—	364
Commercial business loans	889	(259)	—	—	630
Total	$12,264	$900	$1,582	$21	$11,603

	Nine Months Ended June 30, 2012
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$760	$279	$211	$4	$832
Multi-family	1,076	96	3	3	1,172
Commercial	4,035	1,314	796	—	4,553
Construction – custom and owner/builder	222	205	—	—	427
Construction – speculative one- to four-family	169	(63)	—	1	107
Construction – commercial	794	206	622	—	378
Construction – multi-family	354	(780)	24	450	—
Construction – land development	79	160	239	—	—
Land	2,795	801	1,058	80	2,618
Consumer loans:
Home equity and second mortgage	460	166	118	14	522
Other	415	(27)	24	—	364
Commercial business loans	787	243	401	1	630
Total	$11,946	$2,600	$3,496	$553	$11,603

The following table presents information on the loans evaluated individually for impairment and collectively evaluated for impairment in the allowance for loan losses at June 30, 2013 and September 30, 2012 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
June 30, 2013
Mortgage loans:
One- to four-family	$947	$916	$1,863	$8,013	$96,771	$104,784
Multi-family	396	418	814	6,222	42,559	48,781
Commercial	1,169	3,499	4,668	17,846	272,394	290,240
Construction – custom and owner/builder	—	229	229	73	19,915	19,988
Construction – speculative one- to four-family	82	1	83	692	26	718
Construction – commercial	—	90	90	—	3,589	3,589
Construction – multi-family	—	—	—	289	—	289
Construction – land development	—	—	—	516	—	516
Land	254	1,712	1,966	2,558	29,115	31,673
Consumer loans:
Home equity and second mortgage	38	746	784	530	31,406	31,936
Other	—	233	233	6	6,007	6,013
Commercial business loans	—	396	396	—	19,557	19,557
Total	$2,886	$8,240	$11,126	$36,745	$521,339	$558,084

September 30, 2012
Mortgage loans:
One- to four-family	$678	$880	$1,558	$5,282	$101,697	$106,979
Multi-family	711	445	1,156	6,879	40,642	47,521
Commercial	667	3,580	4,247	17,192	239,062	256,254
Construction – custom and owner/Builder	15	371	386	309	20,159	20,468
Construction – speculative one- to four-family	109	19	128	1,027	495	1,522
Construction – commercial	—	429	429	—	17,157	17,157
Construction – multi-family	—	—	—	345	—	345
Construction – land development	—	—	—	589	—	589
Land	686	1,706	2,392	8,613	31,042	39,655
Consumer loans:
Home equity and second mortgage	36	723	759	562	32,252	32,814
Other	—	254	254	7	6,176	6,183
Commercial business loans	—	516	516	—	22,588	22,588
Total	$2,902	$8,923	$11,825	$40,805	$511,270	$552,075

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

The following table lists the loan credit risk grades utilized by the Company that serve as credit quality indicators at June 30, 2013 and September 30, 2012 (dollars in thousands):

June 30, 2013	Loan Grades
	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$91,821	$4,353	$1,301	$7,309	$104,784
Multi-family	39,253	140	8,599	789	48,781
Commercial	261,469	3,337	16,624	8,810	290,240
Construction – custom and owner/builder	19,915	—	—	73	19,988
Construction – speculative one- to four-family	26	692	—	—	718
Construction – commercial	3,589	—	—	—	3,589
Construction – multi-family	—	—	—	289	289
Construction – land development	—	—	—	516	516
Land	21,023	5,041	2,266	3,343	31,673
Consumer loans:
Home equity and second mortgage	30,040	786	244	866	31,936
Other	5,967	40	—	6	6,013
Commercial business loans	18,906	544	107	—	19,557
Total	$492,009	$14,933	$29,141	$22,001	$558,084
September 30, 2012
Mortgage loans:
One- to four-family	$93,668	$4,000	$4,343	$4,968	$106,979
Multi-family	35,703	107	10,220	1,491	47,521
Commercial	228,036	1,722	11,515	14,981	256,254
Construction – custom and owner/builder	17,621	—	2,538	309	20,468
Construction – speculative one- to four-family	304	191	700	327	1,522
Construction – commercial	17,157	—	—	—	17,157
Construction – multi-family	—	—	—	345	345
Construction – land development	—	—	—	589	589
Land	22,700	5,788	2,554	8,613	39,655
Consumer loans:
Home equity and second mortgage	29,777	1,488	788	761	32,814
Other	6,136	40	—	7	6,183
Commercial business loans	20,777	834	286	691	22,588
Total	$471,879	$14,170	$32,944	$33,082	$552,075

The following tables present an age analysis of past due status of loans by category at June 30, 2013 and September 30, 2012 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
June 30, 2013
Mortgage loans:
One- to four-family	$1,064	$47	$5,930	$—	$7,041	$97,743	$104,784
Multi-family	—	—	789	—	789	47,992	48,781
Commercial	—	—	1,680	6	1,686	288,554	290,240
Construction – custom and owner/builder	—	—	74	—	74	19,914	19,988
Construction – speculative one- to four- family	—	—	—	—	—	718	718
Construction – commercial	—	—	—	—	—	3,589	3,589
Construction – multi-family	—	—	289	—	289	—	289
Construction – land development	—	—	516	—	516	—	516
Land	46	56	2,314	—	2,416	29,257	31,673
Consumer loans:
Home equity and second mortgage	150	193	230	151	724	31,212	31,936
Other	—	—	6	—	6	6,007	6,013
Commercial business loans	63	16	—	—	79	19,478	19,557
Total	$1,323	$312	$11,828	$157	$13,620	$544,464	$558,084

September 30, 2012
Mortgage loans:
One- to four-family	$1,987	$—	$3,382	$142	$5,511	$101,468	$106,979
Multi-family	3,402	—	1,449	—	4,851	42,670	47,521
Commercial	1,071	—	6,049	6	7,126	249,128	256,254
Construction – custom and owner/ builder	—	—	309	—	309	20,159	20,468
Construction – speculative one- to four- family	—	—	327	700	1,027	495	1,522
Construction – commercial	—	—	—	—	—	17,157	17,157
Construction – multi-family	—	—	345	—	345	—	345
Construction – land development	—	—	589	—	589	—	589
Land	943	—	8,613	200	9,756	29,899	39,655
Consumer loans:
Home equity and second mortgage	277	14	261	150	702	32,112	32,814
Other	4	—	7	—	11	6,172	6,183
Commercial business loans	—	15	—	—	15	22,573	22,588
Total	$7,684	$29	$21,331	$1,198	$30,242	$521,833	$552,075

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

Following is a summary of information related to impaired loans as of June 30, 2013 and for the three and nine months then ended (in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	QTD Average Recorded Investment (1)	YTD Average Recorded Investment (2)	QTD Interest Income Recognized (1)	YTD Interest Income Recognized (2)	QTD Cash Basis Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (2)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$2,668	$3,072	$—	$2,289	$1,809	$—	$5	$—	$4
Multi-family	789	1,771	—	789	473	—	3	—	3
Commercial	10,279	13,405	—	10,733	10,597	80	239	61	205
Construction – custom and owner/builder	73	99	—	37	139	—	—	—	—
Construction – speculative one- to four-family	—	—	—	—	65	—	—	—	—
Construction – commercial	—	—	—	—	—	—	—	—	—
Construction – multi-family	289	754	—	317	334	—	—	—	—
Construction – land development	516	3,279	—	521	553	—	—	—	—
Land	1,255	2,167	—	2,537	4,667	3	6	3	5
Consumer loans:
Home equity and second mortgage	230	532	—	213	277	—	—	—	—
Other	6	6	—	11	9	—	—	—	—
Commercial business loans	—	45	—	—	6	—	—	—	—
Subtotal	16,105	25,130	—	17,447	18,929	83	253	64	217

With an allowance recorded:
Mortgage loans:
One- to four-family	5,345	5,429	947	5,151	4,258	22	76	30	56
Multi-family	5,433	5,433	396	5,439	6,303	55	230	73	175
Commercial	7,567	8,233	1,169	7,149	7,577	139	349	172	282
Construction – custom and owner/builder	—	—	—	50	81	—	—	—	—
Construction – speculative one- to four-family	692	692	82	695	698	7	22	9	15
Construction – commercial	—	—	—	—	—	—	89	—	71
Construction – multi-family	—	—	—	—	—	—	—	—	—
Construction - land development	—	—	—	—	—	—	—	—	—
Land	1,303	1,326	254	1,743	2,238	6	21	6	21
Consumer loans:

Home equity and second mortgage	300	300	38	429	421	3	12	4	9
Other	—	—	—	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—	—	—	—
Subtotal	20,640	21,413	2,886	20,656	21,576	232	799	294	629

Total
Mortgage loans:
One- to four-family	8,013	8,501	947	7,440	6,067	22	81	30	60
Multi-family	6,222	7,204	396	6,228	6,776	55	233	73	178
Commercial	17,846	21,638	1,169	17,882	18,174	219	588	233	487
Construction – custom and owner/builder	73	99	—	87	220	—	—	—	—
Construction – speculative one- to four-family	$692	$692	$82	$695	$763	$7	$22	$9	$15
Construction – commercial	—	—	—	—	—	—	89	—	71
Construction – multi-family	289	754	—	317	334	—	—	—	—
Construction – land development	516	3,279	—	521	553	—	—	—	—
Land	2,558	3,493	254	4,280	6,905	9	27	9	26
Consumer loans:
Home equity and second mortgage	530	832	38	642	698	3	12	4	9
Other	6	6	—	11	9	—	—	—	—
Commercial business loans	—	45	—	—	6	—	—	—	—
Total	$36,745	$46,543	$2,886	$38,103	$40,505	$315	$1,052	$358	$846
________________________________________________

(1)	For the three months ended June 30, 2013

(2)	For the nine months ended June 30, 2013

The following is a summary of information related to impaired loans as of and for the year ended September 30, 2012 (in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	YTD Average Recorded Investment (1)	YTD Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (1)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$1,510	$1,605	$—	$1,838	$20	$16
Multi-family	—	982	—	—	1	1
Commercial	7,596	8,664	—	14,491	543	348
Construction – custom and owner/builder	208	208	—	209	—	—
Construction – speculative one- to four-family	327	327	—	65	—	—
Construction – commercial	—	2,066		—	14	14
Construction – multi-family	345	810	—	338	—	—
Construction – land development	589	3,497	—	1,089	14	14
Land	5,989	8,247	—	6,279	28	16
Consumer loans:
Home equity and second mortgage	261	383	—	482	—	—
Other	7	7	—	5	—	—
Commercial business loans	—	166	—	32	2	2
Subtotal	16,832	26,962	—	24,828	622	411

With an allowance recorded:
Mortgage loans:
One- to four-family	3,772	3,772	678	2,520	81	62
Multi-family	6,879	6,879	711	6,618	294	189
Commercial	9,596	9,596	667	5,043	60	39
Construction – custom and owner/builder	101	101	15	106	—	—
Construction – speculative one- to four-family	700	700	109	700	29	20
Construction – commercial	—	—	—	3,248	230	146
Construction – multi-family	—	—	—	74	—	—
Land	2,624	2,811	686	3,307	37	36
Consumer loans:
Home equity and second mortgage	301	301	36	515	31	23
Other	—	—	—	55	—	—
Subtotal	23,973	24,160	2,902	22,186	762	515
Total
Mortgage loans:
One- to four-family	5,282	5,377	678	4,358	101	78
Multi-family	6,879	7,861	711	6,618	295	190
Commercial	17,192	18,260	667	19,534	603	387
Construction – custom and owner/builder	309	309	15	315	—	—
Construction – speculative one- to four-family	1,027	1,027	109	765	29	20
Construction – commercial	—	2,066	—	3,248	244	160
Construction – multi-family	345	810	—	412	—	—
Construction – land development	589	3,497	—	1,089	14	14
Land	8,613	11,058	686	9,586	65	52
Consumer loans:
Home equity and second mortgage	562	684	36	997	31	23
Other	7	7	—	60	—	—
Commercial business loans	—	166	—	32	2	2
Total	$40,805	$51,122	$2,902	$47,014	$1,384	$926
______________________________________________
(1) For the year ended September 30, 2012

The following table sets forth information with respect to the Company’s non-performing assets at June 30, 2013 and September 30, 2012 (dollars in thousands):

	June 30, 2013	September 30, 2012
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family	$5,930	$3,382
Multi-family	789	1,449
Commercial	1,680	6,049
Construction – custom and owner/builder	74	309
Construction – speculative one- to four-family	—	327
Construction – multi-family	289	345
Construction – land development	516	589
Land	2,314	8,613
Consumer loans:
Home equity and second mortgage	230	261
Other	6	7
Total loans accounted for on a non-accrual basis	11,828	21,331

Accruing loans which are contractually past due 90 days or more	157	1,198

Total of non-accrual and 90 days past due loans (1)	11,985	22,529

Non-accrual investment securities	2,327	2,442

OREO and other repossessed assets, net	15,314	13,302
Total non-performing assets (2)	$29,626	$38,273

Troubled debt restructured loans on accrual status	$18,958	$13,410

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	2.15%	4.09%

Non-accrual and 90 days or more past due loans as a percentage of total assets	1.64%	3.06%

Non-performing assets as a percentage of total assets	4.04%	5.19%

Loans receivable (3)	$556,414	$550,305

Total assets	$732,775	$736,954
___________________________________
(1)  Includes troubled debt restructured loans totaling $2.5 million and $10.1 million reported as non-accrual loans at June 30, 2013 and September 30, 2012, respectively.
(2)  Does not include troubled debt restructured loans on accrual status.
(3)  Includes loans held for sale and before the allowance for loan losses.

Troubled debt restructured loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider.  The loan terms which have been modified or restructured due to a borrower’s financial difficulty include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals.  Troubled debt restructured loans are considered impaired loans and are individually evaluated for impairment.  Troubled debt restructured loans can be classified as either accrual or non-accrual. Troubled debt restructured loans are classified as non-performing loans unless they have been performing in accordance with modified terms for a period of at least six months. The Company had $21.4 million in troubled debt restructured loans included in impaired loans at June 30, 2013 and had $1,000 in commitments to lend additional funds on these loans.  The Company had $23.5 million in troubled debt restructured loans included in impaired loans at September 30, 2012 and had $1,000 in commitments to lend additional funds on these loans.

The following table sets forth information with respect to the Company’s troubled debt restructured loans by interest accrual status as of June 30, 2013 and September 30, 2012 (dollars in thousands):

	June 30, 2013
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$2,082	$144	$2,226
Multi-family	5,433	—	5,433
Commercial	10,207	—	10,207
Construction – speculative one- to four-family	691	—	691
Construction – land development	—	516	516
Land	245	1,651	1,896
Consumer loans:
Home equity and second mortgage	300	180	480
Total	$18,958	$2,491	$21,449

	September 30, 2012
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$1,900	$—	$1,900
Multi-family	5,430	—	5,430
Commercial	5,079	4,862	9,941
Construction – speculative one- to four-family	700	—	700
Construction – land development	—	526	526
Land	—	4,445	4,445
Consumer loans:
Home equity and second mortgage	301	261	562
Total	$13,410	$10,094	$23,504

The following table sets forth information with respect to the Company’s troubled debt restructurings by portfolio segment that occurred during the nine months ended June 30, 2013 and the year ended September 30, 2012 (dollars in thousands):

Nine Months Ended	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Balance at June 30, 2013
June 30, 2013
One-to four-family (1)	2	$353	$353	$352
Commercial (2)	1	750	750	745
Total	3	$1,103	$1,103	$1,097

Year Ended	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Balance at September 30, 2012
September 30, 2012
One-to four-family (1)	1	$373	$373	$372
Commercial (1)	1	2,718	2,718	2,657
Land (2)	1	249	249	233
Total	3	$3,340	$3,340	$3,262
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

There were no troubled debt restructured loans that were recorded in the nine months ended June 30, 2013 or the year ended September 30, 2012 that have subsequently defaulted.

(6) NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period.  Common stock equivalents arise from the assumed conversion of outstanding stock options and the outstanding warrant to purchase common stock.  In accordance with the Financial Accounting Standards Board (“FASB”) guidance for stock compensation, shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted net income per common share. At June 30, 2013 and 2012, there were 225,070 and 264,520 shares, respectively, that had not been allocated under the Bank’s ESOP.

Information regarding the calculation of basic and diluted net income per common share for the three months and nine months ended June 30, 2013 and 2012 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30		Nine Months Ended June 30
	2013	2012	2013	2012
	(In thousands, except for per share data)
Basic net income per common share computation
Numerator – net income	$876	$1,348	$3,863	$3,438
Preferred stock dividends	(151)	(208)	(559)	(624)
Preferred stock discount accretion	(47)	(61)	(236)	(179)
Repurchase of preferred stock at a discount	—	—	255	—
Net income to common shareholders	$678	$1,079	$3,323	$2,635

Denominator – weighted average common shares outstanding	6,818,752	6,780,516	6,816,772	6,780,516

Basic net income per common share	$0.10	$0.16	$0.49	$0.39

Diluted net income per common share computation
Numerator – net income	$876	$1,348	$3,863	$3,438
Preferred stock dividends	(151)	(208)	(559)	(624)
Preferred stock discount accretion	(47)	(61)	(236)	(179)
Repurchase of preferred stock at a discount	—	—	255	—
Net income to common shareholders	$678	$1,079	$3,323	$2,635

Denominator – weighted average common shares outstanding	6,818,752	6,780,516	6,816,772	6,780,516
Effect of dilutive stock options (1)	18,458	—	13,035	—
Effect of dilutive stock warrant (2)	65,287	—	40,944	—
Weighted average common shares and common stock equivalents	6,902,497	6,780,516	6,870,751	6,780,516

Diluted net income per common share	$0.10	$0.16	$0.48	$0.39
____________________________________________
(1) For the three and nine months ended June 30, 2013, options to purchase 56,546 and 131,152 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive. For the three and nine months ended June 30, 2012, options to purchase 110,726 and 133,652 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive.
(2) For the three and nine months ended June 30, 2012, a warrant to purchase 370,899 shares of common stock was outstanding but not included in the computation of diluted net income per common share because the warrant's exercise price was greater than the average market price of the common stock, and, therefore, its effect would have been anti-dilutive.

(7) STOCK PLANS AND STOCK BASED COMPENSATION
Stock Option Plans
Under the Company’s stock option plans (the 1999 Stock Option Plan and the 2003 Stock Option Plan), the Company was able to grant options for up to a combined total of 1,622,500 shares of common stock to employees, officers and directors.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant.  Generally, options vest in 20% annual installments on each of the five anniversaries from the date of the grant.  At June 30, 2013, options for 157,338 shares are available for future grant under the 2003 Stock Option Plan, and no shares are available for future grant under the 1999 Stock Option Plan.

Activity under the plans for the nine months ended June 30, 2013 and 2012 is as follows:

	Nine Months Ended June 30, 2013		Nine Months Ended June 30, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	195,626	$7.97	137,726	$9.25
Granted	29,000	6.00	33,500	4.01
Forfeited	(56,680)	9.52	(6,200)	6.06
Options outstanding, end of period	167,946	$7.10	165,026	$8.30

Options exercisable, end of period	68,446	$9.55	119,326	$9.89

The aggregate intrinsic value of options outstanding at June 30, 2013 was $375,000.

At June 30, 2013, there were 99,500 unvested options with an aggregate grant date fair value of $208,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at June 30, 2013 was $299,000.  There were 8,800 options with an aggregate grant date fair value of $13,000 that vested during the nine months ended June 30, 2013.

At June 30, 2012, there were 45,700 unvested options with an aggregate grant date fair value of $68,000. There were 5,000 options with an aggregate grant date fair value of $6,000 that vested during the nine months ended June 30, 2012.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.  The risk-free interest rate is based on the U.S. Treasury rate of a similar term as the stock option at the particular grant date.  The expected life is based on historical data, vesting terms and estimated exercise dates.  The expected dividend yield is based on the most recent quarterly dividend on an annualized basis in effect at the time the options were granted.  The expected volatility is based on historical volatility of the Company’s stock price.  There were 29,000 options granted during the nine months ended June 30, 2013 with an aggregate grant date fair value of $69,000.  There were 33,500 options granted during the nine months ended June 30, 2012 with an aggregate grant date fair value of $52,000.

The Black-Scholes option pricing model was used in estimating the fair value of option grants.  The weighted average assumptions used for options granted during the nine months ended June 30, 2013 were:

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

There were no MRDP shares granted to officers or directors during the nine months ended June 30, 2013 and 2012.  At June 30, 2013, there were no shares available for future awards under the MRDP.

At June 30, 2013, there were a total of 3,248 unvested MRDP shares with an aggregate grant date fair value of $23,000.  There were 6,213 MRDP shares that vested during the nine months ended June 30, 2013 with an aggregate grant date fair value of $62,000.

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

Expenses for Stock Compensation Plans
Compensation expenses for all stock-based plans were as follows:

	Nine Months Ended June 30,
	2013		2012
	(Dollars in thousands)
	Stock Options	Stock Grants	Stock Options	Stock Grants
Compensation expense recognized in income	$37	$32	$11	$85
Related tax benefit recognized	$13	$11	$4	$29

As of June 30, 2013, the compensation expense yet to be recognized for stock-based awards that have been awarded but not vested for the years ending September 30 is as follows (dollars in thousands):

	Stock Options	Stock Grants	Total Awards
Remainder of 2013	$13	$7	$20
2014	50	2	52
2015	44	—	44
2016	44	—	44
2017	35	—	35
2018	1	—	1
Total	$187	$9	$196

(8) FAIR VALUE MEASUREMENTS
GAAP requires disclosure of estimated fair values for financial instruments.  Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of June 30, 2013 and September 30, 2012.  Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

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

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a recurring basis at June 30, 2013 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for Sale Securities
MBS:
U.S. government agencies	$—	$2,423	$—	$2,423
Private label residential	—	986	—	986
Mutual funds	961	—	—	961
Total	$961	$3,409	$—	$4,370

There were no transfers among Level 1, Level 2 and Level 3 during the nine months ended June 30, 2013.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at June 30, 2013, and the total losses resulting from these estimated fair value adjustments for the nine months ended June 30, 2013 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total Losses
Impaired loans:
Mortgage Loans;
One-to four-family	$—	$—	$4,398	$527
Multi-family	—	—	5,037	116
Commercial	—	—	6,398	667
Construction – speculative one- to- four-family	—	—	610	—
Land	—	—	1,049	2,250
Consumer loans:
Home equity and second mortgage	—	—	262	184
Total impaired loans (1)	—	—	17,754	3,744
MBS – held to maturity (2):
Private label residential	—	23	—	37
OREO and other repossessed items (3)	—	—	15,314	759
Total	$—	$23	$33,068	$4,540
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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the date indicated (dollars in thousands):

	June 30, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$17,754	Market approach	Appraised value of underlying collateral less selling costs	NA

Other real estate owned	$15,314	Market approach	Lower of appraised value or listing price less selling costs	NA

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

Loans Receivable, Net: At June 30, 2013, the fair value of loans was estimated using a discounted cash flow analysis and comparable market statistics. A discounted cash flow analysis was used to estimate the fair value of loans graded pass. The fair value of loans graded watch, special mention and substandard was estimated using comparable market statistics that approximated sales of similarly rated loans. At September 30, 2012, the fair value of loans was estimated using comparable market statistics that approximated sales of similar types of loans.

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

The estimated fair values of financial instruments were as follows as of June 30, 2013 and September 30, 2012 (dollars in thousands):

	June 30, 2013
		Fair Value Measurements Using:
	Recorded Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$82,545	$82,545	$82,545	$—	$—
CDs held for investment	26,749	26,749	26,749	—	—
MBS and other investments	7,262	8,009	961	7,048	—
FHLB stock	5,502	5,502	5,502	—	—
Loans receivable, net	542,855	499,540	—	—	499,540
Loans held for sale	2,433	2,523	2,523	—	—
Accrued interest receivable	2,015	2,015	2,015	—	—

Financial Liabilities
Deposits:
Non-interest-bearing demand	$83,043	$83,043	$83,043	$—	$—
Interest-bearing	513,021	514,524	331,539	—	182,985
Total deposits	596,064	597,567	414,582	—	182,985
FHLB advances	45,000	48,583	—	48,583	—
Accrued interest payable	336	336	336	—	—

	September 30, 2012
		Fair Value Measurements Using:
	Recorded Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$96,668	$96,668	$96,668	$—	$—
CDs held for investment	23,490	23,490	23,490	—	—
MBS and other investments	8,284	8,577	1,043	7,534	—
FHLB stock	5,655	5,655	5,655	—	—
Loans receivable, net	537,053	502,147	—	—	502,147
Loans held for sale	1,427	1,504	1,504	—	—
Accrued interest receivable	2,183	2,183	2,183	—	—

Financial Liabilities
Deposits:
Non-interest-bearing demand	$75,296	$75,296	$75,296	$—	$—
Interest-bearing	522,630	524,823	317,181	—	207,642
Total deposits	597,926	600,119	392,477	—	207,642
FHLB advances	45,000	51,115	—	51,115	—
Repurchase agreements	855	855	855	—	—
Accrued interest payable	404	404	404	—	—

(9) RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued updated guidance regarding reporting amounts reclassified out of accumulated other comprehensive income. The guidance requires an entity to provide information about the amount reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments were effective for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of this updated guidance did not have a material impact on the Company's condensed consolidated financial statements.

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

The following analysis discusses the material changes in the condensed consolidated financial condition and results of operations of the Company at and for the three and nine months ended June 30, 2013.  This analysis as well as other sections of this report contains certain “forward-looking statements.”

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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank.  The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 22 branches (including its main office in Hoquiam).  At June 30, 2013, the Company had total assets of $732.78 million and total shareholders’ equity of $89.23 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report relates primarily to the Bank’s operations.

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

Net income is also affected by non-interest income and non-interest expenses.  For the three and nine month periods ended June 30, 2013, non-interest income consisted primarily of service charges on deposit accounts, gain on sale of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of life insurance and other operating income. Non-interest income is increased by valuation recoveries on MSRs and reduced by valuation allowances on MSRs.  Non-interest income is reduced by net OTTI losses on MBS and other investments.  Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM expenses, OREO expenses, postage and courier expenses, professional fees, deposit insurance premiums, other insurance premiums, state and local taxes, loan administration and foreclosure expenses, deposit operation expenses and data processing expenses and telecommunication expenses.  Non-interest income and non-interest expenses are affected by the growth of our operations and growth in the number of loan and deposit accounts.

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

Comparison of Financial Condition at June 30, 2013 and September 30, 2012

The Company’s total assets decreased by $4.18 million, or 0.6%, to $732.78 million at June 30, 2013 from $736.95 million at September 30, 2012.  The decrease in total assets was primarily due to a decrease in total cash and cash equivalents, which was partially offset by increases in net loans receivable, CDs held for investment and OREO and other repossessed assets.

Net loans receivable increased by $6.81 million, or 1.3%, to $545.29 million at June 30, 2013 from $538.48 million at September 30, 2012.  The increase was primarily due to an increase in commercial real estate loan balances and, to a much lesser extent, multi-family loan balances.  These increases were partially offset by decreases in construction and land development and land loan balances, and to a much lesser extent, the balances of all other loan categories.

Total deposits decreased by $1.86 million, or 0.3%, to $596.06 million at June 30, 2013 from $597.93 million at September 30, 2012, primarily as a result of decreases in non-brokered certificates of deposit account balances, partially offset by increases in all other deposit account balances.

Shareholders’ equity decreased by $1.09 million, or 1.2%, to $89.23 million at June 30, 2013 from $90.32 million at September 30, 2012.  The decrease in shareholders’ equity was primarily a result of the repurchase of 4,576 shares of Series A Preferred Stock and the payment of dividends on preferred and common stock. These decreases to shareholder's equity were partially offset by net income for the nine months ended June 30, 2013.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment decreased by $10.86 million, or 9.0%, to $109.29 million at June 30, 2013 from $120.16 million at September 30, 2012.  The decrease was primarily used to fund loan growth and resulted in a $14.12 million decrease in cash and cash equivalents, which was partially offset by a $3.26 million increase in CDs held for investment.

MBS (Mortgage-backed Securities) and Other Investments:  MBS and other investments decreased by $1.02 million, or 12.3%, to $7.26 million at June 30, 2013 from $8.28 million at September 30, 2012, primarily as a result of scheduled amortization and prepayments on MBS.  OTTI charges of $39,000 were recorded on private label residential MBS during the nine months ended June 30, 2013. For additional information on MBS and other investments, see Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Loans: Net loans receivable increased by $6.81 million, or 1.3%, to $545.29 million at June 30, 2013 from $538.48 million at September 30, 2012.  The increase in the portfolio was primarily a result of a $33.99 million increase in commercial real estate loan balances, a $1.26 million increase in multi-family loan balances and a $2.51 million decrease in the undisbursed portion of construction loans in process.  These increases to net loans receivable were partially offset by decreases of $17.49 million in construction and land development loan balances, $7.98 million in land loan balances, $3.03 million in commercial business loan balances, $2.20 million in one-to four-family loan balances and $1.05 million in consumer loan balances.  The increase in commercial real estate loan balances and the decrease in construction loan balances were partially due to several large commercial construction loan projects converting to permanent financing during the nine months ended June 30, 2013.  The Company continued to reduce its exposure to land development and land loans.  Land development loan balances decreased to $516,000 at June 30, 2013.  The land loan portfolio decreased to $31.67 million at June 30, 2013, a 20.1% decrease from September 30, 2012.  The land loan portfolio consists of 282 loans on a variety of land types including individual building lots, acreage, raw land and commercially zoned properties.  The average loan balance for the entire land loan portfolio was approximately $112,000 at June 30, 2013.

Loan originations decreased $918,000, or 0.6%, to $164.70 million for the nine months ended June 30, 2013 from $165.61 million for the nine months ended June 30, 2012.  The Company continued to sell longer-term fixed rate loans for asset liability management purposes and to generate non-interest income.  The Company sold fixed rate one- to four-family mortgage loans totaling $74.61 million for the nine months ended June 30, 2013 compared to $68.81 million for the nine months ended June 30, 2012.

For additional information, see Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment increased by $157,000, or 0.9%, to $18.04 million at June 30, 2013 from $17.89 million at September 30, 2012.  The increase was primarily due to several remodeling projects at branch offices.

OREO (Other Real Estate Owned): OREO and other repossessed assets increased by $2.01 million, or 15.1%, to $15.31 million at June 30, 2013 from $13.30 million at September 30, 2012. The increase was primarily due to the addition of $5.92 million in OREO properties and other repossessed assets and was partially offset by the disposition of $3.15 million in OREO properties and other repossessed assets and lower of cost or fair value losses of $759,000.  At June 30, 2013, total OREO and consisted of 51 individual properties.  The properties consisted of eight commercial real estate properties totaling $6.06 million, 29 land parcels totaling $5.24 million, 11 single family homes totaling $1.48 million and three multi-family properties totaling $2.41 million. Other repossessed assets totaled $125,000 at June 30, 2013.

Goodwill and CDI:  The recorded amount of goodwill of $5.65 million at June 30, 2013 was unchanged from September 30, 2012.  The recorded amount of the CDI decreased $98,000, or 39.4%, to $151,000 at June 30, 2013 from $249,000 at September 30, 2012.  The decrease was attributable to scheduled amortization of the CDI.

Prepaid FDIC Insurance Assessment:  The prepaid FDIC insurance assessment decreased to $0 at June 30, 2013 from $1.19 million at September 30, 2012 as a portion of the prepaid amount was expensed and the FDIC returned the remaining prepaid balance.

Deposits: Deposits decreased by $1.87 million, or 0.3%, to $596.06 million at June 30, 2013 from $597.93 million at September 30, 2012.  The decrease was primarily the result of a $25.16 million decrease in non-brokered certificates of deposit account balances. This decrease was partially offset by increases of $7.75 million in non-interest account balances, $6.15 million in money market accounts, $5.67 million in savings account balance, $2.54 million in N.O.W. checking account balances and $1.19 million in brokered certificates of deposit account balances. The decrease in non-brokered certificates of deposit balances was primarily due the Company reducing interest rates for certificate of deposit accounts offered and focusing marketing efforts on transaction accounts.

FHLB Advances: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 25% of the Bank’s total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. At June 30, 2013 FHLB advances and other borrowings consisted of long-term FHLB advances with scheduled maturities at various dates in fiscal 2017 and bear interest at rates ranging from 3.69% to 4.34%. A portion of these advances may be called by the FHLB at a date earlier than the scheduled maturity date. FHLB advances remained unchanged at $45.00 million at both June 30, 2013 and September 30, 2012.

Shareholders’ Equity:  Total shareholders’ equity decreased by $1.09 million, or 1.2%, to $89.23 million at June 30, 2013 from $90.32 million at September 30, 2012.  The decrease was primarily due to the repurchase of 4,576 shares of Series A Preferred Stock for $4.32 million and the payment of $1.01 million in dividends on common and preferred stock. These decreases to shareholders' equity were partially offset by net income of $3.86 million for the nine months ended June 30, 2013.

Comparison of Operating Results for the Three and Nine Months Ended June 30, 2013 and 2012

Net income decreased $472,000, or 35.0%, to $876,000 for the quarter ended June 30, 2013 from $1.35 million for the quarter ended June 30, 2012. Net income to common shareholders, after adjusting for the preferred stock dividend and the preferred stock discount accretion decreased $401,000, or 37.2%, to $678,000 for the quarter ended June 30, 2013 from $1.08 million for the quarter ended June 30, 2012. The decrease in earnings for the quarter was primarily a result of increased provision for loan losses, increased non-interest expenses and decreased net interest income, which was partially offset by increased non-interest income. Net income per diluted common share decreased $0.06, or 37.5%, to $0.10 for the quarter ended June 30, 2013 from $0.16 for the quarter ended June 30, 2012.

Net income increased $425,000, or 12.4%, to $3.86 million for the nine months ended June 30, 2013 from $3.44 million for the nine months ended June 30, 2012. Net income to common shareholders after adjusting for the preferred stock dividend, the preferred stock discount accretion and the repurchase of preferred stock at a discount increased $688,000, or 26.1%, to $3.32 million for the nine months ended June 30, 2013 from $2.64 million for the nine months ended June 30, 2012. The increase in earnings for the nine months ended June 30, 2013 was primarily a result of increased non-interest income, increased net interest income and decreased non-interest expenses, which were partially offset by increased provision for loan losses. Net income per diluted common share increased $0.09, or 23.1%, to $0.48 for the nine months ended June 30, 2013 from $0.39 for the nine months ended June 30, 2012.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income decreased by $129,000, or 1.9%, to $6.50 million for the quarter ended June 30, 2013 from $6.63 million for the quarter ended June 30, 2012.  The decrease in net interest income was primarily attributable to a decrease in the net interest margin to 3.88% for the quarter ended June 30, 2013 from 3.96% for the quarter ended June 30, 2012 as the decrease in interest income was greater than the decrease in interest expense.

Total interest and dividend income decreased by $444,000 or 5.5%, to $7.58 million for the quarter ended June 30, 2013 from $8.02 million for the quarter ended June 30, 2012 as the yield on interest bearing assets decreased to 4.52% from 4.79%. The decrease in the weighted average yield on interest bearing assets was primarily a result of decreased market rates for loans. Total interest expense decreased by $315,000, or 22.6%, to $1.08 million for the quarter ended June 30, 2013 from $1.39 million for the quarter ended June 30, 2012 as the average rate paid on interest bearing liabilities decreased to 0.77% for the quarter ended June 30, 2013 from 0.98% for the quarter ended June 30, 2012.  The decrease in funding costs was primarily a result of a CDs repricing at lower market rates and changes in the composition of the deposit base as the percentage of non-interest bearing and lower costing transaction accounts increased.

Net interest income increased by $128,000, or 0.7%, to $19.33 million for the nine months ended June 30, 2013 from $19.20 million for the nine months ended June 30, 2012. The net interest margin for the nine months ended June 30, 2013 increased to 3.83% from 3.80% for the nine months ended June 30, 2012 as the decrease in interest expense was greater than the decrease in interest income.

Total interest and dividend income decreased by $1.14 million, or 4.8%, to $22.72 million for the nine months ended June 30, 2013 from $23.86 million for the nine months ended June 30, 2012 as the yield on interest bearing assets decreased to 4.50% for the nine months ended June 30, 2013 from 4.73% for the nine months ended June 30, 2012. Total interest expense decreased by $1.27 million, or 27.2%, to $3.39 million for the nine months ended June 30, 2013 from $4.65 million for the nine months ended June 30, 2012 as the average rate paid on interest bearing liabilities decreased to 0.80% for the nine months ended June 30, 2013 from 1.08% for the nine months ended June 30, 2012.

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

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-bearing assets: (1)
Loans receivable (2)	$557,234	$7,422	5.33%	$548,450	$7,842	5.72%
MBS and other investments (2)	6,448	69	4.28	7,824	89	4.55
FHLB stock and equity securities	6,540	5	0.31	6,706	6	0.36
Interest-bearing deposits	100,020	79	0.32	106,735	82	0.31
Total interest-bearing assets	670,242	7,575	4.52	669,715	8,019	4.79
Non-interest-bearing assets	67,545			63,528
Total assets	$737,787			$733,243

Interest-bearing liabilities:
Savings accounts	$92,187	11	0.05	$88,696	54	0.24
Money market accounts	87,047	61	0.28	71,122	81	0.46
N.O.W. accounts	152,712	115	0.30	151,578	150	0.40
Certificates of deposit	184,613	422	0.92	212,854	640	1.21
Short-term borrowings	162	—	0.05	818	—	0.05
Long-term borrowings (3)	45,000	467	4.16	45,000	466	4.15
Total interest-bearing liabilities	561,721	1,076	0.77	570,068	1,391	0.98
Non-interest-bearing liabilities	87,131			74,640
Total liabilities	648,852			644,708
Shareholders' equity	88,935			88,535
Total liabilities and
shareholders' equity	$737,787			$733,243

Net interest income		$6,499			$6,628

Interest rate spread			3.75%			3.81%
Net interest margin (4)			3.88%			3.96%
Ratio of average interest-bearing assets to average interest-bearing liabilities			119.32%			117.48%
_________________

(1)	Interest yield on loans and MBS is calculated assuming a 30/360 basis; interest yield on all other categories is based on daily interest basis.

(2)	Average balances include loans and MBS on non-accrual status.

(3)	Includes FHLB advances with original maturities of one year or greater.

(4)	Net interest income divided by total average interest-bearing assets, annualized.

	Nine Months Ended June 30,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-bearing assets: (1)
Loans receivable (2)	$556,014	$22,231	5.33%	$542,378	$23,254	5.72%
MBS and other investments (2)	6,755	216	4.26	8,825	323	4.88
FHLB stock and equity securities	6,597	22	0.45	6,704	26	0.52
Interest-bearing deposits	103,789	247	0.32	115,142	252	0.29
Total interest-bearing assets	673,155	22,716	4.50	673,049	23,855	4.73
Non-interest-bearing assets	65,662			61,089
Total assets	$738,817			$734,138

Interest-bearing liabilities:
Savings accounts	$89,894	43	0.06	$86,664	214	0.33
Money market accounts	84,900	188	0.30	67,655	263	0.52
N.O.W. accounts	151,154	350	0.31	153,829	516	0.45
Certificates of deposit	192,287	1,406	0.98	218,535	2,135	1.30
Short-term borrowings	470	—	0.05	671	—	0.05
Long-term borrowings (3)	45,000	1,399	4.16	48,467	1,525	4.19
Total interest-bearing liabilities	563,705	3,386	0.80	575,821	4,653	1.08
Non-interest-bearing liabilities	84,546			70,769
Total liabilities	648,251			646,590
Shareholders' equity	90,566			87,548
Total liabilities and
shareholders' equity	$738,817			$734,138

Net interest income		$19,330			$19,202
					.
Interest rate spread			3.70%			3.65%
Net interest margin (4)			3.83%			3.80%
Ratio of average interest-bearing assets to average interest-bearing liabilities			119.42%			116.89%
_________________

(1)	Interest yield on loans and MBS is calculated assuming a 30/360 basis; interest yield on all other categories is based on daily interest basis.

(2)	Average balances include loans and MBS on non-accrual status.

(3)	Includes FHLB advances with original maturities of one year or greater.

(4)	Net interest income divided by total average interest-bearing assets, annualized.

Rate Volume Analysis
The following table sets forth the effects of changing rates and volumes on the net interest income of the Company.  Information is provided with respect to the (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate), and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change (sum of the prior columns).  Changes in rate/volume have been allocated to rate and volume variances based on the absolute values of each. (Dollars in thousands)

	Three months ended June 30, 2013 compared to three months ended June 30, 2012 increase (decrease) due to			Nine months ended June 30, 2013 compared to nine months ended June 30, 2012 increase (decrease) due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-bearing assets:
Loans receivable (1)	$(540)	$120	$(420)	$(1,029)	$6	$(1,023)
MBS and other investments	(5)	(15)	(20)	(37)	(70)	(107)
FHLB stock and equity securities	(1)	—	(1)	(4)	—	(4)
Interest-bearing deposits	2	(5)	(3)	5	(10)	(5)
Total net (decrease) increase in income on interest-bearing assets	(544)	100	(444)	(1,065)	(74)	(1,139)

Interest-bearing liabilities:
Savings accounts	(45)	2	(43)	(169)	(2)	(171)
N.O.W accounts	(36)	1	(35)	(157)	(9)	(166)
Money market accounts	(36)	16	(20)	(75)	—	(75)
Certificates of deposit accounts	(140)	(78)	(218)	(494)	(236)	(730)
Long-term borrowings	1	—	1	(17)	(108)	(125)
Total net decrease in expense on interest-bearing liabilities	(256)	(59)	(315)	(912)	(355)	(1,267)

Net increase (decrease) in net interest income	$(288)	$159	$(129)	$(153)	$281	$128
(1) Excludes interest on non-accrual loans.  Includes loans originated for sale.

Provision for Loan Losses:  The provision for loan losses increased $485,000, or 53.9%, to $1.39 million for the quarter ended June 30, 2013 from $900,000 for the quarter ended June 30, 2012.  Net charge-offs for the quarter ended June 30, 2013 increased to $1.57 million from $1.56 million for the quarter ended June 30, 2012. The increase in the provision for the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012 was primarily due to changes in the level of specific reserves on impaired loans. During the quarter ended June 30, 2013, the specific reserves on impaired loans increased $98,000 to $2.89 million and during the quarter ended June 30, 2012, the specific reserves on impaired loans decreased $296,000 to $2.69 million.

The provision for loan losses increased $160,000, or 6.2% to $2.76 million for the nine months ended June 30, 2013 from $2.60 million for the nine months ended June 30, 2012. Net charge-offs for the nine months ended June 30, 2013 increased to $3.46 million from $2.94 million for the nine months ended June 30, 2012. The increase in the provision for loan losses for the nine months ended June 30, 2013 was primarily due to an increase in the level of net charge-offs. Partially offsetting the increase in net charge-offs was a reduction in non-accrual loans and a change in the composition of the loan portfolio.

The Company has established a comprehensive methodology for determining the provision for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  The factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses.  Based on its comprehensive analysis, management believes the allowance for loan losses of $11.13 million at June 30, 2013 (2.00% of loans receivable and loans held for sale and 92.8% of non-performing loans) was adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.  Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment reserve amount determined at June 30, 2013 was $2.89 million compared to $2.69 million at June 30, 2012.  The allowance for loan losses was $11.60 million (2.11% of loans receivable and loans held for sale and 46.5% of non-performing loans) at June 30, 2012.

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

Non-interest Income: Total non-interest income increased $31,000 or 1.3%, to $2.37 million for the quarter ended June 30, 2013 from $2.34 million for the quarter ended June 30, 2012 primarily due to an $82,000 decrease in the valuation allowance on MSRs and and smaller increases in several categories, which were partially offset by a $73,000 decrease in service charges on deposits.

Total non-interest income increased $587,000, or 8.1%, to $7.87 million for the nine months ended June 30, 2013 from $7.28 million for the nine months ended June 30, 2012. The increase was primarily due to a $332,000 increase in gain on sales of loans and a $331,000 increase in the valuation recovery on MSRs. The increase in gain on sale of loans was primarily a result of an increased volume of fixed rate one-to four-family loans sold and an increased profit margin during the nine months ended June 30, 2013. The recent increase in mortgage rates may, however, reduce future volumes of loans originated for sale as refinancing activity declines.

The valuation allowance or recovery on MSRs was based on a third party valuation of the MSR asset. The Company recorded a valuation allowance on MSRs of $82,000 for the three months ended June 30, 2012 and valuation recoveries of $475,000 and $144,000 for the nine months ended June 30, 2013 and 2012, respectively.  At June 30, 2013, the MSR asset had no remaining valuation allowance available for future recovery.

Non-interest Expense:  Total non-interest expense increased by $140,000, or 2.3%, to $6.24 million for the quarter ended June 30, 2013 from $6.10 million for the quarter ended June 30, 2012.  The increase was primarily the result of a $170,000 increase in salary and employee expenses and a $92,000 increase in premises and equipment expenses. These increases were partially offset by an $80,000 decrease in FDIC insurance expense and a $50,000 decrease in OREO and other repossessed assets expense. The increase in salary and employee benefits expense was primarily due to annual salary adjustments implemented during the quarter ended December 31, 2012 and the hiring of additional lending department personnel. The increase in premises and equipment expense was primarily due to increased depreciation expense from the recent remodel of several offices and increased equipment maintenance expenses. The decrease in FDIC insurance expense was primarily due to lower assessment rates. The decrease in OREO and other repossessed assets expense was primarily due to gains on sale of OREO properties that reduced the expense for the quarter ended June 30, 2013.

Total non-interest expense decreased $93,000, or 0.5%, to $18.80 million for the nine months ended June 30, 2013 from $18.89 million for the nine months ended June 30, 2012. The decrease was primarily due to a $337,000 decrease in loan administration and foreclosure expenses and a $192,000 decrease in OREO and other repossessed assets expense. These decreases were partially offset by a $387,000 increase in salaries and employee benefits expense. The decrease in loan administration and foreclosures expenses were primarily due to a reduction in loans in the foreclosures process. The decrease in OREO and other repossessed assets expense was primarily due to gains on sale of OREO properties that reduced the expense for the nine months ended June 30, 2013. The increase in salaries and employee benefits expense was primarily due to annual salary adjustments implemented during the quarter ended December 31, 2012, the hiring of additional lending department personnel and a one-time benefit from changing the Company’s employee medical insurance provider during the comparable period one year ago.  This one-time benefit reduced the salaries and employee benefits expense for the nine months ended June 30, 2012 by $99,000.

Provision for Federal and State Income Taxes: The provision for federal and state income taxes decreased $251,000, or 40.2%, to $373,000 for the quarter ended June 30, 2013 from $624,000 for the quarter ended June 30, 2012, primarily as a result of decreased income before taxes. The Company's effective tax rate was 29.86% for the quarter ended June 30, 2013 and 31.64% for the quarter ended June 30, 2012.

The provision for federal and state income taxes increased $223,000, or 14.4%, to $1.77 million for the nine months ended June 30, 2013 from $1.55 million for the nine months ended June 30, 2012, primarily due to increased income before taxes. The Company's effective tax rate was 31.47% for the nine months ended June 30, 2013 and 31.09% for the nine months ended June 30, 2012.

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

Liquidity management is both a short and long-term responsibility of the Bank’s management.  The Bank adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, and (iv) yields available on interest-bearing deposits.  Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term investments

The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At June 30, 2013, the Bank’s regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 16.9%.

The Company’s total cash and cash equivalents decreased by $14.12 million, or 14.6% to $82.55 million at June 30, 2013 from $96.67 million at September 30, 2012. If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB and the Federal Reserve Bank of San Francisco ("FRB"). At June 30, 2013 the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 25% of total assets, limited by available collateral, under which $45.00 million was outstanding and $139.35 million was available for additional borrowings.  The Bank also maintains a short-term borrowing line with the FRB with available total credit based on eligible collateral.  At June 30, 2013, the Bank had $52.77 million available for borrowings with the FRB and there was no outstanding balance on this borrowing line.

The Bank’s primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, consumer loans, and commercial business loans.  At June 30, 2013, the Bank had loan commitments totaling $43.55 million and undisbursed construction loans in process totaling $13.82 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from June 30, 2013 totaled $116.60 million.  Historically, the Bank has been able to retain a significant amount of its non-brokered CDs as they mature.  At June 30, 2013, the Bank had $1.19 million in brokered CDs.

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

The capital adequacy requirements are quantitative measures established by regulation that require Timberland Bancorp, Inc. and the Bank to maintain minimum amounts and ratios of capital.  Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital.  Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0%, (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%.  The Federal Reserve requires Timberland Bancorp, Inc. to maintain capital adequacy that generally parallels the FDIC requirements.  At June 30, 2013, Timberland Bancorp, Inc. and the Bank each exceeded all applicable capital requirements.

The following table compares the Company’s and the Bank’s actual capital amounts at June 30, 2013 to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage capital:
Consolidated	$84,630	11.55%	$29,314	4.00%	N/A	N/A
Timberland Bank	81,497	11.13	29,296	4.00	$36,620	5.00

Tier 1 risk adjusted capital:
Consolidated	84,630	15.15	22,342	4.00	N/A	N/A
Timberland Bank	81,497	14.60	22,335	4.00	33,503	6.00

Total risk–based capital
Consolidated	91,665	16.41	44,684	8.00	N/A	N/A
Timberland Bank	88,530	15.85	44,670	8.00	55,838	10.00

Key Financial Ratios and Data
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
PERFORMANCE RATIOS:
Return on average assets (1)	0.47%	0.74%	0.70%	0.62%
Return on average equity (1)	3.94%	6.09%	5.69%	5.24%
Net interest margin (1)	3.88%	3.96%	3.83%	3.80%
Efficiency ratio	70.31%	67.98%	69.12%	71.34%

	At June 30, 2013	At September 30, 2012	At June 30, 2012
BOOK VALUES:
Book value per common share	$10.98	$10.52	$10.38
Tangible book value per common share (2)	10.16	9.68	9.53
______________________

(1)	Annualized

(2)	Calculation subtracts goodwill and core deposit intangible from the equity component.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s Form 10-K for the fiscal year ended September 30, 2012.

Item 4.  Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2013 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.   OTHER INFORMATION
Item 1.       Legal Proceedings
Neither the Company nor the Bank is a party to any material legal proceedings at this time.  From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 1A.    Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s
2012 Form 10-K, other than the risk factors related to the Memorandum of Understanding (the "Company MOU") with the FRB.   On January 15, 2013, the FRB notified the Company that the Company MOU had been rescinded.

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
101
The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended June 30, 2013, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income; (d) Condensed Consolidated Statements of Shareholder's Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Condensed Consolidated Financial Statements (9)

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

Timberland Bancorp, Inc.

Date: August 9, 2013	By: /s/ Michael R. Sand
Michael R. Sand
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2013	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income; (d) Condensed Consolidated Statements of Shareholders’ Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections.