Form 10-K
period 2013-09-30
TIMBERLAND BANCORP INC
filed 2013-12-11
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2013 OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES         NO    X
As of November 30, 2013, the registrant had 7,047,636 shares of common stock issued and outstanding.  The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on the NASDAQ Global Market on March 31, 2013, was $57.8 million (7,045,036 shares at $8.21).  For purposes of this calculation, common stock held by officers and directors of the registrant and the Timberland Bank Employee Stock Ownership Plan and Trust are considered nonaffiliates.
DOCUMENTS INCORPORATED BY REFERENCE
1.   Portions of Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (Part III).

TIMBERLAND BANCORP, INC.
2013 ANNUAL REPORT ON FORM 10-K

As used throughout this report, the terms "we," "our," or "us," refer to Timberland Bancorp, Inc. and its consolidated subsidiary, unless the context otherwise requires.

PART I

Item 1.  Business

General

Timberland Bancorp, Inc. (“Timberland Bancorp", or the "Company”), a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank, SSB (“Bank”) upon the Bank’s conversion from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank (“Conversion”).  The Conversion was completed on January 12, 1998 through the sale and issuance of 13,225,000 shares of common stock by the Company.  At September 30, 2013, on a consolidated basis, the Company had total assets of $745.6 million, total deposits of $608.3 million and total shareholders’ equity of $89.7 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

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

Corporate Overview

Preferred Stock Received in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”).  On December 23, 2008, the Company received $16.64 million from the U.S. Treasury Department ("Treasury") as a part of the Treasury's CPP, which was established as part of the TARP. The Company sold 16,641 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A ("Series A Preferred Stock"), with a liquidation value of $1,000 per share and a related warrant to purchase 370,899 shares of the Company's common stock at an exercise price of $6.73 per share (subject to anti-dilution adjustments) at any time through December 23, 2018. The Series A Preferred Stock pays a 5.0% dividend through December 23, 2013, after which the rate increases to 9.0% until the preferred shares are redeemed by the Company.

On November 13, 2012, the Company's outstanding 16,641 shares of Series A Preferred Stock were sold by the Treasury as part of its efforts to manage and recover its investments under the TARP. While the sale of these preferred shares to new owners did not result in any proceeds to the Company and did not change the Company's capital position or accounting for these shares, it did eliminate restrictions put in place by the Treasury on TARP recipients.

On June 12, 2013, the Treasury sold, to private investors, the warrant to purchase 370,899 shares of the Company's common stock. The sale of the warrant to new owners did not result in any proceeds to the Company and did not change the Company's capital position or accounting for the warrant.

During the year ended September 30, 2013, the Company purchased and retired 4,576 shares of its Series A Preferred Stock for $4.32 million; a $255,000 discount from the liquidation value. The discount from the liquidation value on the repurchased shares was recorded as an increase to retained earnings and included in net income to common shareholders in the computation of net income per common share.

On November 19, 2013, the Company's Board of Directors approved the redemption of the remaining 12,065 shares of its Series A Preferred Stock, subject to obtaining regulatory approval. The Company has submitted an application to the Federal Reserve Bank of San Francisco ("FRB" or "Federal Reserve") for approval to redeem the Series A Preferred Stock.

Agreements with Banking Regulators.  In December 2009, the FDIC and the DFI determined that the Bank required supervisory attention and agreed to terms on a Memorandum of Understanding (the “Bank MOU”) with the Bank. The terms of the Bank MOU restricted the Bank from certain activities, and required that the Bank obtain the prior written approval, or non-objection, of the FDIC and/or the DFI to engage in certain activities. On December 12, 2012, the Bank was notified by the FDIC and the DFI that the Bank MOU had been rescinded.

In addition, on February 1, 2010, the FRB determined that the Company required additional supervisory attention and entered into a Memorandum of Understanding with the Company (the “Company MOU”).  Under the Company MOU, the Company was required to obtain prior written approval, or non-objection, from the FRB to declare or pay any dividends, or make any other capital distributions; issue any trust preferred securities; or purchase or redeem any of its stock. On January 15, 2013, the Company was notified by the FRB that the Company MOU had been rescinded.

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

The Bank considers its primary market area to include six sub-markets:  primarily rural Grays Harbor County with its historical dependence on the timber and fishing industries; Thurston and Kitsap counties with their dependence on state and federal government; Pierce and King counties with their broadly diversified economic bases; and Lewis County with its dependence on retail trade, manufacturing, industrial services and local government.  Each of these markets presents operating risks to the Bank.  The Bank’s expansion into Pierce, Thurston, Kitsap, King and Lewis counties represents the Bank’s strategy to diversify its primary market area to become less reliant on the economy of Grays Harbor County.

Grays Harbor County has a population of 72,000 according to the U.S. Census Bureau 2012 estimates and a median family income of $55,400 according to 2013 estimates from the Department of Housing and Urban Development (“HUD”).  The economic base in Grays Harbor County has been historically dependent on the timber and fishing industries.  Other industries that support the economic base are tourism, agriculture, shipping, transportation and technology.  According to the Washington State Employment Security Department, the unemployment rate in Grays Harbor County decreased to 11.0% at September 30, 2013 from 12.0% at September 30, 2012.  The median price of a resale home in Grays Harbor County for the quarter ended September 30, 2013 increased 1.3% to $126,900 from $125,300 for the comparable prior year period.  The number of home sales increased 47.0% for the quarter ended September 30, 2013 compared to the same quarter one year earlier.  The Bank has six branches

(including its home office) located throughout the county.  The downturn in Grays Harbor County’s economy and the decline in real estate values since 2008 have had a negative effect on the Bank’s profitability in this market area.

Pierce County is the second most populous county in the state and has a population of 812,000 according to the U.S. Census Bureau 2012 estimates.  The county’s median family income is $70,200 according to 2013 HUD estimates.  The economy in Pierce County is diversified with the presence of military related government employment (Joint Base Lewis-McChord), transportation and shipping employment (Port of Tacoma), and aerospace related employment (Boeing).  According to the Washington State Employment Security Department, the unemployment rate for the Pierce County area decreased to 7.7% at September 30, 2013 from 8.5% at September 30, 2012. The median price of a resale home in Pierce County for the quarter ended September 30, 2013 increased 11.6% to $228,300 from $204,600 for the comparable prior year period.  The number of home sales increased 36.1% for the quarter ended September 30, 2013 compared to the same quarter one year earlier.  The Bank has five branches in Pierce County and these branches have historically been responsible for a substantial portion of the Bank’s construction lending activities.  The downturn in Pierce County’s economy and the decline in real estate values since 2008 have had a negative effect on the Bank’s profitability in this market area.

Thurston County has a population of 258,000 according to the U.S. Census Bureau 2012 estimates and a median family income of $77,300 according to 2013 HUD estimates.  Thurston County is home of Washington State’s capital (Olympia) and its economic base is largely driven by state government related employment.  According to the Washington State Employment Security Department, the unemployment rate for the Thurston County area decreased to 6.7% at September 30, 2013 from 7.4% in 2012. The median price of a resale home in Thurston County for the quarter ended September 30, 2013 increased 4.8% to $228,300 from $217,800 for the same quarter one year earlier.  The number of home sales increased 19.4% for the quarter ended September 30, 2013 compared to the same quarter one year earlier.  The Bank has five branches in Thurston County.  This county has historically had a stable economic base primarily attributable to the state government presence; however the downturn in Thurston County’s economy and the decline in real estate values since 2008 have had a negative effect on the Bank’s profitability in this market area.

Kitsap County has a population of 255,000 according to the U.S. Census Bureau 2012 estimates and a median family income of $73,100 according to 2013 HUD estimates.  The Bank has two branches in Kitsap County.  The economic base of Kitsap County is largely supported by military related government employment through the United States Navy.   According to the Washington State Employment Security Department, the unemployment rate for the Kitsap County area decreased to 6.4% at September 30, 2013 from 7.1% at September 30, 2012.  The median price of a resale home in Kitsap County for the quarter ended September 30, 2013 decreased 0.6% to $248,200 from $249,800, for the same quarter one year earlier.  The number of home sales increased 30.9% for the quarter ended September 30, 2013 compared to the same quarter one year earlier.  The downturn in Kitsap County’s economy and the decline in real estate values since 2008 have had a negative effect on the Bank’s profitability in this market area.

King County is the most populous county in the state and has a population of 2.0 million according to the U.S. Census Bureau 2012 estimates.  The Bank has one branch in King County.  The county’s median family income is $86,700 according to 2013 HUD estimates.  King County’s economic base is diversified with many industries including shipping, transportation, aerospace (Boeing), computer technology and biotech industries.  According to the Washington State Employment Security Department, the unemployment rate for the King County area decreased to 5.6% at September 30, 2013 from 6.9% at September 30, 2012. The median price of a resale home in King County for the quarter ended September 30, 2013 increased 15.3% to $438,000 from $379,900, for the same quarter one year earlier.  The number of home sales increased 24.9% for the quarter ended September 30, 2013 compared to the same quarter one year earlier.

Lewis County has a population of 76,000 according to the U.S. Census Bureau 2012 estimates and a median family income of $55,400 according to 2013 HUD estimates.  The economic base in Lewis County is supported by manufacturing, retail trade, local government and industrial services.  According to the Washington State Employment Security Department, the unemployment rate in Lewis County decreased to 10.5% at September 30, 2013 from 11.8% at September 30, 2012. The median price of a resale home in Lewis County for the quarter ended September 30, 2013 increased 2.7% to 146,800 from $142,900, for the same quarter one year earlier.  The number of home sales increased 44.1% for the quarter ended September 30, 2013 compared to the same quarter one year earlier.  The Bank currently has three branches located in Lewis County.  The downturn in Lewis County’s economy and the decline in real estate values since 2008 have had a negative effect on the Bank’s profitability in this market area.

Lending Activities

General.  Historically, the principal lending activity of the Bank has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences, or by commercial real estate and loans for the construction of one-

to four-family residences.  During the past several years, the Bank adjusted its lending strategy and began reducing its exposure to speculative construction and land development lending as well as land loans.  The Bank’s net loans receivable, including loans held for sale, totaled $548.1 million at September 30, 2013, representing 73.5% of consolidated total assets, and at that date commercial real estate, construction and land development loans (including undisbursed loans in process), and land loans were $367.6 million, or 63.4%, of total loans.  Construction and land development loans, land loans and commercial real estate loans typically have higher rates of return than one- to four-family loans; however, they also present a higher degree of risk.  See “-Lending Activities - Commercial Real Estate Lending,” “- Lending Activities - Construction and Land Development Lending” and “- Lending Activities - Land Lending.”

The Bank’s internal loan policy limits the maximum amount of loans to one borrower to 25% of its Tier 1 capital.  At September 30, 2013, the maximum amount which the Bank could have lent to any one borrower and the borrower’s related entities was approximately $20.6 million under this policy.  At September 30, 2013, the largest amount outstanding to any one borrower and the borrower’s related entities was $15.9 million which was secured by commercial buildings located in Pierce and Kitsap counties.  These loans were all performing according to their loan repayment terms at September 30, 2013.  The next largest amount outstanding to any one borrower and the borrower’s related entities was $8.8 million.  These loans were secured by a multi-family building, a commercial building, several one- to four-family properties, and several land parcels.  All of the loans were secured by properties located in Grays Harbor County, except for a $1.7 million multi-family loan secured by property located in Clark County and $289,000 secured by a single family property and a land parcel located in Clatsop County, Oregon.  These loans were performing according to their loan repayment terms at September 30, 2013.

Loan Portfolio Analysis.  The following table sets forth the composition of the Bank’s loan portfolio by type of loan as of the dates indicated.

	At September 30,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage Loans:
One- to four-family(1)	$104,298	18.00%	$106,979	18.82%	$114,680	20.47%	$121,014	21.65%	$110,556	18.58%
Multi-family	51,108	8.82	47,521	8.36	30,982	5.53	32,267	5.77	25,638	4.31
Commercial	291,297	50.27	256,254	45.08	246,037	43.92	208,002	37.21	188,205	31.62
Construction and land development	45,136	7.79	56,406	9.92	52,484	9.37	69,271	12.39	139,728	23.48
Land	31,144	5.37	39,655	6.98	49,236	8.79	62,999	11.27	65,642	11.03
Total mortgage loans	522,983	90.25	506,815	89.16	493,419	88.08	493,553	88.29	529,769	89.02

Consumer Loans:
Home equity and second mortgage	33,014	5.70	32,814	5.77	36,008	6.43	38,418	6.87	41,746	7.01
Other	5,981	1.03	6,183	1.10	8,240	1.47	9,086	1.62	9,827	1.66
Total consumer loans	38,995	6.73	38,997	6.87	44,248	7.90	47,504	8.49	51,573	8.67
Commercial business loans	17,499	3.02	22,588	3.97	22,510	4.02	17,979	3.22	13,775	2.31
Total loans	579,477	100.00%	568,400	100.00%	560,177	100.00%	559,036	100.00%	595,117	100.00%

Less:
Undisbursed portion of construction loans in process	(18,527)		(16,325)		(18,265)		(17,952)		(31,298)
Deferred loan origination fees	(1,710)		(1,770)		(1,942)		(2,229)		(2,439)
Allowance for loan losses	(11,136)		(11,825)		(11,946)		(11,264)		(14,172)
Total loans receivable, net	$548,104		$538,480		$528,024		$527,591		$547,208
______________

(1)	Includes loans held-for-sale of $1.9 million, $1.4 million, $4.0 million, $3.0 million and $630,000 at September 30, 2013, 2012, 2011, 2010 and 2009, respectively.

Residential One- to Four-Family Lending.  At September 30, 2013, $104.3 million, or 18.0%, of the Bank’s loan portfolio consisted of loans secured by one- to four-family residences.  The Bank originates both fixed-rate loans and adjustable-rate loans.

Generally, one- to four-family fixed-rate loans and five and seven year balloon reset loans (which are loans that are originated with a fixed interest rate for the initial five or seven years, and thereafter incur one interest rate change in which the new rate remains in effect for the remainder of the loan term) are originated to meet the requirements for sale in the secondary market to the Federal Home Loan Mortgage Corporation ("Freddie Mac").  From time to time, however, a portion of these fixed-rate loans, which include five and seven year balloon reset loans, may be retained in the loan portfolio to meet the Bank’s asset/liability management objectives. The Bank uses an automated underwriting program, which preliminarily qualifies a loan as conforming to Freddie Mac underwriting standards when the loan is originated.  At September 30, 2013, $41.4 million, or 39.7%, of the Bank’s one- to four-family loan portfolio consisted of fixed-rate mortgage loans.

The Bank also offers adjustable-rate mortgage (“ARM”) loans.  All of the Bank’s ARM loans are retained in its loan portfolio.  The Bank offers several ARM products which adjust annually after an initial period ranging from one to five years and are typically subject to a limitation on the annual interest rate increase of 2% and an overall limitation of 6%.  These ARM products generally are priced utilizing the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.88% to 4.00%.  The Bank also offers ARM loans tied to the prime rate or to the London Inter-Bank Offered Rate (“LIBOR”) indices which typically do not have periodic, or lifetime adjustment limits.  Loans tied to these indices normally have margins ranging up to 3.5%.  ARM loans held in the Bank’s portfolio do not permit negative amortization of principal.  Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.  The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.  At September 30, 2013, $62.9 million, or 60.3%, of the Bank’s one- to four- family loan portfolio consisted of ARM loans.

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

The Bank’s lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or the purchase price.  However, the Bank usually obtains private mortgage insurance (“PMI”) on the portion of the principal amount that exceeds 80% of the appraised value of the security property. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is generally 80% (90% for loans originated for sale in the secondary market to Freddie Mac).  At September 30, 2013, 31 single family loans totaling $7.0 million were on non-accrual status.  See “- Lending Activities - Non-performing Loans and Delinquencies.”

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

The Bank currently originates three types of residential construction loans:  (i) custom construction loans, (ii) owner/builder construction loans and (iii) speculative construction loans (on a limited basis).  The Bank believes that its computer tracking system has enabled it to establish processing and disbursement procedures to meet the needs of its borrowers while reducing many of the risks inherent with construction lending.  The Bank also originates construction loans for the development of multi-family and commercial properties.  Our construction loans generally provide for the payment of interest only during the construction phase.

At September 30, 2013 and 2012, the composition of the Bank’s construction and land development loan portfolio was as follows:

	At September 30,
	2013		2012
	Outstanding Balance	Percent of Total	Outstanding Balance	Percent of Total
	(Dollars in thousands)
Custom and owner/builder	$40,811	90.42%	$33,345	59.12%
Speculative one-to four-family	1,428	3.16	1,880	3.33
Multi-family (including condominium)	143	0.32	345	0.61
Commercial real estate	2,239	4.96	20,247	35.90
Land development	515	1.14	589	1.04
Total	$45,136	100.00%	$56,406	100.00%

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

Owner/builder construction loans are originated to home owners rather than home builders and are typically converted to or refinanced into permanent loans at the completion of construction.  The construction phase of an owner/builder construction loan generally lasts up to 12 months with fixed interest rates currently ranging from 5.75% to 7.88%, and with loan-to-value ratios of 80% (or up to 95% with PMI) of the appraised estimated value of the completed property.  At the completion of construction, the loan is converted to or refinanced into either a fixed-rate mortgage loan, which conforms to secondary market standards, or an ARM loan for retention in the Bank’s portfolio.  At September 30, 2013, custom and owner/builder construction loans totaled $40.8 million, or 90.4%, of the total construction and land development loan portfolio.  At September 30, 2013, the largest outstanding custom and owner/builder construction loan had an outstanding balance of $1.5 million (including $658,000 of undisbursed loans in process) and was performing according to its repayment terms.

Speculative one-to four-family construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home.  The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified and a sale is consummated.  Historically, the Bank has originated loans to approximately 50 builders located in the Bank’s primary market areas, each of which generally would have one to eight speculative loans outstanding from the Bank during a 12 month period.  Rather than originating lines of credit to home builders to construct several homes at once, the Bank generally originates and underwrites a separate loan for each home.  Speculative construction loans are generally originated for a term of 12 months, with current rates averaging 6.50%, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property.  The Bank is currently originating speculative construction loans on a limited basis.  At September 30, 2013, speculative construction loans totaled $1.4 million, or 3.2%, of the total construction and land development loan portfolio.  At September 30, 2013, the Bank had two borrowers with an aggregate outstanding speculative loan balance of more than $500,000.  The largest aggregate outstanding balance to one borrower for speculative construction loans, totaled $687,000 and was comprised of a single loan that was performing according to its restructured terms.

The Bank historically originated loans to real estate developers with whom it had established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities; generally with ten to 50 lots). The Bank is not currently originating any new land development loans.  At September 30, 2013, the Bank had three land development loans totaling $515,000, or 1.1% of construction and land development loans receivable, which were not performing according to their terms and were on non-accrual status.  Land development loans are secured by a lien on the property and typically were made for a period of two to five years with fixed or variable interest rates, and were made with loan-to-value ratios generally not exceeding 75%. Land development loans are generally structured so that the Bank is repaid in full upon the sale by the borrower of approximately 80% of the subdivision lots.  A majority of the Bank’s land development loans are secured by property located in its primary market areas.  In addition, in the case of a corporate borrower, the Bank also generally obtains personal guarantees from corporate principals and reviews  their personal financial statements.

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

The Bank also provides construction financing for  multi-family and commercial properties.  At September 30, 2013, these loans amounted to $2.4 million, or 5.3% of construction and land development loans.  These loans are secured by condominiums, apartment buildings, mini-storage facilities, office buildings, hotels and retail rental space predominantly located in the Bank’s primary market area.  At September 30, 2013, the largest outstanding multi-family construction loan was secured by an apartment building project in Pierce County and had a balance of $143,000 and was not performing according to its repayment terms.  At September 30, 2013, the largest outstanding commercial real estate construction loan had a balance of $719,000. This loan was secured by a mixed use building being constructed in Thurston County and was performing according to its repayment terms.

All construction loans must be approved by a member of one of the Bank’s Loan Committees or the Bank’s Board of Directors, or in the case of one- to four-family construction loans meeting Freddie Mac guidelines, by a qualified Bank underwriter.  See “- Lending Activities - Loan Solicitation and Processing.”  Prior to preliminary approval of any construction loan application, an independent fee appraiser inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project and analyzes the pro-forma data and assumptions on the project.  In the case of a speculative or custom construction loan, the Bank reviews the experience and expertise of the builder.  After preliminary approval has been given, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project.  In the event of cost overruns, the Bank generally requires that the borrower increase the funds available for construction by depositing its own funds into a secured savings account, the proceeds of which are used to pay construction costs.

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

Multi-Family Lending.  At September 30, 2013, the Bank had $51.1 million, or 8.8% of the Bank’s total loan portfolio, secured by multi-family dwelling units (more than four units) located primarily in the Bank’s primary market area.  Multi-family loans are generally originated with variable rates of interest ranging from 2.00% to 3.50% over the one-year constant maturity U.S. Treasury Bill Index or a matched term FHLB advance, with principal and interest payments fully amortizing over terms of up to 30 years.  At September 30, 2013  the Bank’s largest multi-family loan had an outstanding principal balance of $7.3 million and was secured by an apartment building located in Thurston County. At September 30, 2013, this loan was performing according to its repayment terms.

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

Multi-family mortgage lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four- family residential lending.  However, loans secured by multi-family properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, may involve a greater degree of risk than one- to four-family residential mortgage loans.  Because payments on loans secured by multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.  The Bank seeks to minimize these risks by scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.  If the borrower is other than an individual, the Bank also generally obtains personal guarantees from the principals based on a review of personal financial statements.

Commercial Real Estate Lending.  Commercial real estate loans totaled $291.3 million, or 50.3% of the total loan portfolio at September 30, 2013.  The Bank originates commercial real estate loans generally at variable interest rates with principal and interest payments fully amortizing over terms of up to 30 years.  These loans are secured by properties, such as restaurants, motels, mini-storage facilities, office buildings and retail/wholesale facilities, located in the Bank’s primary market area.  At September 30, 2013, the largest commercial real estate loan was secured by an office building in Grays Harbor County and had a balance of $6.4 million and was performing according to its terms.  At September 30, 2013, eight commercial real estate loans totaling $3.4 million were on non-accrual status.  See “- Lending Activities - Non-performing Loans and Delinquencies.”

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

Land Lending. The Bank has historically originated loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to sell as improved lots.  Currently the Bank is originating land loans on a limited basis and is attempting to decrease its land loan portfolio.  At September 30, 2013, land loans  totaled $31.1 million, or 5.4% of the Bank’s total loan portfolio as compared to $39.7 million, or 7.0% of the Bank’s total loan portfolio at September 30, 2012.  Land loans originated by the Bank generally have maturities of five to ten years.  The largest land loan had an outstanding balance of $3.7 million at September 30, 2013 and was performing according to its repayment terms.  At September 30, 2013, 17 land loans totaling $2.4 million were not performing according to their repayment terms.  See “- Lending Activities - Non-performing Loans and Delinquencies.”

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

Consumer Lending.  Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans.  Consumer loans include home equity lines of credit, second mortgage loans, savings account loans, automobile loans, boat loans, motorcycle loans, recreational vehicle loans and unsecured loans.  Consumer loans are made with both fixed and variable interest rates and with varying terms.  At September 30, 2013, consumer loans amounted to $39.0 million, or 6.7%, of the total loan portfolio.

At September 30, 2013, the largest component of the consumer loan portfolio consisted of second mortgage loans and home equity lines of credit, which totaled $33.0 million, or 5.7% of the total loan portfolio.  Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others.  The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property.  The loan-to-value ratio is typically 80% or less, when taking into account both the first and second mortgage loans.  Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 15 years.  Home equity lines of credit are generally made at interest rates tied to the prime rate or the 26 week Treasury Bill.  Second mortgage loans and home equity lines of credit have greater credit risk than one- to four-family residential mortgage loans because they are generally secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Bank.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.  The Bank believes that these risks are not as prevalent in the case of the Bank’s consumer loan portfolio because a large percentage of the portfolio consists of second mortgage loans and home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to four-family residential mortgage loans.  At September 30, 2013, five consumer loans totaling $536,000 were delinquent in excess of 90 days.  See “- Lending Activities - Non-performing Loans and Delinquencies.”

Commercial Business Lending.  Commercial business loans totaled $17.5 million, or 3.0% of the loan portfolio at September 30, 2013.  Commercial business loans are generally secured by business equipment, accounts receivable, inventory or other property and are made at variable rates of interest equal to a negotiated margin above the prime rate.  The Bank also generally obtains personal guarantees from the principals based on a review of personal financial statements. The largest commercial business loan had an outstanding balance of $1.9 million at September 30, 2013 and was performing according to its repayment terms.  At September 30, 2013, all commercial business loans were performing according to their repayment terms.  See “- Lending Activities - Non-performing Loans and Delinquencies.”

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

Loan Maturity.  The following table sets forth certain information at September 30, 2013 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Loans having no stated maturity and overdrafts are reported as due in one year or less.

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
		(In thousands)
Mortgage loans:
One- to four-family (1)	$4,099	$3,075	$3,913	$10,679	$82,532	$104,298
Multi-family	391	5,465	4,718	39,751	783	51,108
Commercial	14,600	20,262	60,952	182,000	13,483	291,297
Construction and land development (2)	45,136	—	—	—	—	45,136
Land	7,239	11,701	9,363	1,582	1,259	31,144
Consumer loans:
Home equity and second mortgage	4,059	4,255	4,349	9,909	10,442	33,014
Other	1,702	418	384	813	2,664	5,981
Commercial business loans	4,967	1,531	5,153	4,078	1,770	17,499
Total	$82,193	$46,707	$88,832	$248,812	$112,933	579,477

Less:
Undisbursed portion of construction loans in process						(18,527)
Deferred loan origination fees						(1,710)
Allowance for loan losses						(11,136)
Loans receivable, net						$548,104
_____________

(1)	Includes $1.9 million of loans held-for-sale.

(2)	Includes construction/permanent loans that convert to permanent mortgage loans once construction is completed.

The following table sets forth the dollar amount of all loans due after one year from September 30, 2013, which have fixed interest rates and have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Mortgage loans:
One- to four-family (1)	$38,005	$62,194	$100,199
Multi-family	9,115	41,602	50,717
Commercial	55,313	221,384	276,697
Construction and land development	—	—	—
Land	14,016	9,889	23,905
Consumer loans:
Home equity and second mortgage	14,261	14,694	28,955
Other	3,595	684	4,279
Commercial business loans	4,917	7,615	12,532
Total	$139,222	$358,062	$497,284
_____________

(1)	Includes loans held-for-sale.

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

Loan Originations, Purchases and Sales.  During the years ended September 30, 2013, 2012 and 2011, the Bank’s total gross loan originations were $217.8 million, $228.3 million and $160.2 million, respectively.  Periodically, the Bank purchases participation interests in construction and land development loans, commercial real estate loans, and multi-family loans, secured by properties generally located in Washington State, from other lenders.  These purchases are underwritten to the Bank’s underwriting guidelines and are without recourse to the seller other than for fraud.  During the years ended September 30, 2013, 2012 and 2011, the Bank purchased loan participation interests of $43,000, $2.0 million and $187,000, respectively.  See “- Lending Activities - Construction and Land Development Lending” and “- Lending Activities - Multi-Family Lending.”

Consistent with its asset/liability management strategy, the Bank’s policy generally is to retain in its portfolio all ARM loans originated and to sell fixed rate one- to four-family mortgage loans in the secondary market to Freddie Mac; however, from time to time, a portion of fixed-rate loans may be retained in the Bank’s portfolio to meet its asset-liability objectives.  Loans sold in the secondary market are generally sold on a servicing retained basis.  At September 30, 2013, the Bank’s loan servicing portfolio, which is not included in the Company’s consolidated financial statements, totaled $325.7 million.

The Bank also periodically sells participation interests in construction and land development loans, commercial real estate loans, and land loans to other lenders.  These sales are usually made to avoid concentrations in a particular loan type or concentrations to a particular borrower.  During the years ended September 30, 2013 and 2012, the Bank sold loan participation interests to other lenders of $4.3 million and $3.6 million, respectively. The Bank did not sell any loan participation interests to other lenders during the year ended September 30, 2011.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended September 30,
	2013	2012	2011
Loans originated:	(In thousands)
Mortgage loans:
One- to four-family	$104,879	$103,887	$57,620
Multi-family	7,530	20,882	2,009
Commercial	50,314	48,450	38,262
Construction and land development	38,491	39,907	40,724
Land	1,853	1,858	3,793
Consumer	11,237	8,856	7,424
Commercial business loans	3,499	4,415	10,325
Total loans originated	217,803	228,255	160,157

Loans purchased:
Mortgage loans:
One- to four-family	—	—	187
Multi-family	43	56	—
Commercial business	—	1,955	—
Total loans purchased	43	2,011	187
Total loans originated and purchased	217,846	230,266	160,344

Loans sold:
Partial loans sold	(4,263)	(3,600)	—
Whole loans sold	(89,352)	(97,357)	(62,480)
Total loans sold	(93,615)	(100,957)	(62,480)

Loan principal repayments	(113,154)	(121,086)	(96,723)
Other items, net	(1,453)	2,233	(708)
Net increase in loans receivable	$9,624	$10,456	$433

Loan Origination Fees.  The Bank receives loan origination fees on many of its mortgage loans and commercial business loans.  Loan fees are a percentage of the loan which are charged to the borrower for funding the loan.  The amount of fees charged by the Bank is generally up to 2.0% of the loan amount.  Current accounting principles generally accepted in the United States of America require fees received and certain loan origination costs for originating loans to be deferred and amortized into interest income over the contractual life of the loan.  Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment.  Unamortized deferred loan origination fees totaled $1.7 million at September 30, 2013.

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

The following table sets forth information with respect to the Company's non-performing assets at the dates indicated.

	At September 30,
	2013	2012	2011	2010	2009
Loans accounted for on a non-accrual basis:	(Dollars in thousands)
Mortgage loans:
One- to four-family	$6,985	$3,382	$2,150	$3,691	$1,343
Multi-Family	—	1,449	—	—	—
Commercial	3,435	6,049	6,571	7,252	5,004
Construction and land development	659	1,570	3,522	7,609	17,594
Land	2,146	8,613	8,935	5,460	5,023
Consumer loans	385	268	367	806	258
Commercial business loans	—	—	44	46	65

Total	13,610	21,331	21,589	24,864	29,287

Accruing loans which are contractually past due 90 days or more	436	1,198	1,754	1,325	796

Total of non-accrual and 90 days past due loans	14,046	22,529	23,343	26,189	30,083

Non-accrual investment securities	2,187	2,442	2,796	3,390	477

Other real estate owned and other repossessed assets	11,720	13,302	10,811	11,519	8,185
Total non-performing assets (1)	$27,953	$38,273	$36,950	$41,098	$38,745

Troubled debt restructured loans on accrual status (2)	$18,573	$13,410	$18,166	$8,995	$—

Non-accrual and 90 days or more past due loans as a percentage of loans receivable, net	2.51%	4.09%	4.32%	4.86%	5.36%

Non-accrual and 90 days or more past due loans as a percentage of total assets	1.88%	3.06%	3.16%	3.53%	4.28%

Non-performing assets as a percentage of total assets	3.75%	5.19%	5.01%	5.53%	5.52%

Loans receivable, net (3)	$559,240	$550,305	$539,970	$538,855	$561,380
Total assets	$745,648	$736,954	$738,224	$742,687	$701,676
_______________

(1)	Does not include troubled debt restructured loans on accrual status.

(2)
Does not include troubled debt restructured loans totaling $4.0 million, $10.1 million, $7.4 million, $7.4 million and $9.5 million reported as non-accrual loans at September 30, 2013, 2012, 2011, 2010 and 2009, respectively.

(3)	Includes loans held-for-sale and is before the allowance for loan losses.

The Bank’s non-accrual loans decreased by $7.7 million to $13.6 million at September 30, 2013 from $21.3 million at September 30, 2012, primarily as a result of a $6.5 million decrease in land loans, a $2.6 million decrease in commercial real estate loans, a $1.4 million decrease in multi-family loans and a $911,000 decrease in construction and land development loans on non-accrual status.  These decreases were partially offset by a $3.6 million increase in one- to four-family loans and a $117,000 increase in consumer loans on non-accrual status. The largest non-performing loan was secured by a restaurant and motel located in Grays Harbor County which had a balance of $1.6 million at September 30, 2013.  A discussion of our largest non-performing loans is set forth below under “Asset Classification.”

Additional interest income which would have been recorded for the year ended September 30, 2013 had non-accruing loans been current in accordance with their original terms totaled $4.0 million.

Other Real Estate Owned and Other Repossessed Assets.  Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold.  When property is acquired, it is recorded at the estimated fair market value less estimated costs to sell.  At September 30, 2013, the Bank had $11.7 million of OREO and other repossessed assets consisting of 47 individual properties, a decrease of $1.6 million from $13.3 million at September 30, 2012.  The OREO properties consisted of 26 land parcels totaling $4.6 million, six commercial real estate properties totaling $3.2 million, three multi-family properties totaling $2.1 million and 12 single family homes totaling $1.8 million.  The largest OREO property was a multi-family property with a balance of $1.3 million located in Pierce County.

Restructured Loans.  Under accounting principles generally accepted in the United States of America, the Bank is required to account for certain loan modifications or restructurings as “troubled debt restructurings” or "troubled debt restructured loans."  In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that the Bank would not otherwise consider.  Debt restructuring or loan modifications for a borrower does not necessarily always constitute troubled debt restructuring, however, and troubled debt restructurings do not necessarily result in non-accrual loans.  Troubled debt restructured loans are classified as non-performing loans unless they have been performing in accordance with modified terms for a period of least six months. The Bank had troubled debt restructured loans at September 30, 2013 and 2012, totaling $22.6 million and $23.5 million, of which $4.0 million and $10.1 million respectively, were on non-accrual status, respectively. The allowance for loan losses allocated to troubled debt restructured loans at September 30, 2013 and 2012 was $2.4 million and $1.9 million, respectively.

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

The categories of non-accrual loans and impaired loans overlap, although they are not coextensive.  The Bank considers all circumstances regarding the loan and borrower on an individual basis when determining whether an impaired loan should be placed on non-accrual status, such as the financial strength of the borrower, the collateral value, reasons for delay, payment record, the amount past due and the number of days past due.  At September 30, 2013, the Bank had $38.1 million in impaired loans.  For additional information on impaired loans, see Note 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Other Loans of Concern.  Loans not reflected in the table above as non-performing, but where known information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans as non-performing assets in the future are commonly referred to as “other loans of concern” or “potential problem loans.”  The amount included in potential problem loans results from an evaluation, on a loan-by-loan basis, of loans classified as “substandard” and “special mention,” as those terms are defined under “Asset Classification” below.  The amount of potential problem loans was $37.1 million at September 30, 2013. The vast majority of these loans are collateralized by real estate.  See “- Asset Classification” below for additional information regarding our problem loans.

Asset Classification.  Applicable regulations require that each insured institution review and classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets:  substandard, doubtful and loss.  Substandard loans are classified as those loans that are inadequately protected by the current net worth, and paying capacity of the obligor, or of the collateral pledged.  Assets classified as substandard have a well-defined weakness, or weaknesses that jeopardize the repayment of the debt.  If the weakness, or weaknesses are not corrected there is the distinct possibility that some loss will be sustained.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the Bank is not warranted.  When the Bank classifies problem assets as either substandard or doubtful, it is required to establish allowances for loan losses in an amount deemed prudent by management.  These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets.  When the Bank classifies problem assets as loss, it charges off the balance of the asset against the allowance for loan losses.  Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated by the Bank as special mention.  The Bank’s determination of the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Division which can require the establishment of additional loss allowances.

Special mention loans are defined as those credits deemed by management to have some potential weakness that deserve management’s close attention.  If left uncorrected these potential weaknesses may result in the deterioration of the payment prospects of the loan.  Assets in this category are not adversely classified and currently do not expose the Bank to sufficient risk to warrant a substandard classification. Nine individual loans comprised $20.5 million, or 89.5%, of the $22.9 million in loans classified as special mention. They include four commercial real estate loans totaling $12.2 million and five multi-family loans totaling $8.3 million. All of these loans were current and paying in accordance with their required loan repayment terms at September 30, 2013, except one commercial real estate loan with a balance of $2.5 million that was 60 days past due.

The aggregate amounts of the Bank’s classified and special mention loans (as determined by the Bank), and of the Bank's  allowances for loan losses at the dates indicated, were as follows:

	At September 30,
	2013	2012	2011
	(In thousands)
Loss	$—	$—	$—
Doubtful	—	—	—
Substandard (1)(2)	27,978	33,082	56,980
Special mention (1)	22,916	32,944	27,419
Total classified and special mention loans	$50,894	$66,026	$84,399

Allowance for loan losses	$11,136	$11,825	$11,946
_____________

(1)	For further information concerning the change in classified assets, see “- Lending Activities - Non-performing Loans and Delinquencies.”

(2)	Includes non-performing loans.

Loans classified as substandard decreased $5.1 million to $28.0 million at September 30, 2013 from $33.1 million at September 30, 2012.  At September 30, 2013, 84 loans were classified as substandard compared to 89 loans at September 30, 2012. Of the $28.0 million in loans classified as substandard at September 30, 2013, $13.6 million were on non-accrual status and $151,000 were past due 90 days or more and still accruing.  Troubled debt restructured loans totaling $11.0 million were classified as substandard at September 30, 2013, with $4.0 million in troubled debt restructured loans on non-accrual status and $7.0 million in troubled debt restructured loans on accrual status.  The largest loan classified as substandard at September 30, 2013 had a balance of $2.6 million and was secured by a mini-storage facility in King County.  This loan was performing according to its restructured loan repayment terms at September 30, 2013.  The next largest loan classified as substandard at September 30, 2013 had a balance of $2.4 million and was secured by a commercial building with retail office space in Thurston County and was performing according to its loan repayment terms at September 30, 2013.

Allowance for Loan Losses.  The allowance for loan losses is maintained to absorb estimated losses in the loan portfolio.  The Bank has established a comprehensive methodology for the determination of provisions for loan losses that takes into consideration the need for an overall general valuation allowance.  The Bank’s methodology for assessing the adequacy of its allowance for loan losses is based on its historic loss experience for various loan segments; adjusted for changes in economic conditions, delinquency rates, and other factors.  Using these loss estimate factors, management develops a range of probable loss for each loan category.  Certain individual loans for which full collectibility may not be assured are evaluated individually with loss exposure based on estimated discounted cash flows or net realizable collateral values.  The total estimated range of loss based on these two components of the analysis is compared to the loan loss allowance balance.  Based on this review, management will adjust the allowance as necessary to maintain directional consistency with trends in the loan portfolio.

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

At September 30, 2013, the Bank’s allowance for loan losses totaled $11.1 million.  The Bank’s allowance for loan losses as a percentage of total loans receivable and non-performing loans was 1.99% and 79.28%, respectively, at September 30, 2013 and 2.15% and 52.48%, respectively, at September 30, 2012.

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

The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

	Year Ended September 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Allowance at beginning of year	$11,825	$11,946	$11,264	$14,172	$8,050
Provision for loan losses	2,925	3,500	6,758	10,550	10,734
Allocated to loan commitments	—	—	—	—	(169)

Recoveries:
Mortgage loans:
One- to four-family	95	74	151	—	—
Multi-family	—	14	41	—	—
Commercial	55	—	—	13	—
Construction	172	505	109	104	—
Land	54	97	46	153	83
Consumer loans:
Home equity and second mortgage	5	14	42	86	—
Other	—	—	2	6	5
Commercial business loans	105	2	1	—	—
Total recoveries	486	706	392	362	88

Charge-offs:
Mortgage loans:
One- to four-family	769	276	543	200	46
Multi-family	—	14	—	—	—
Construction	159	885	3,972	8,012	3,108
Commercial	667	1,215	47	1,888	235
Land	2,307	1,251	1,704	3,285	705
Consumer loans:
Home equity and second mortgage	184	232	150	399	162
Other	14	24	30	36	25
Commercial business loans	—	430	22	—	250
Total charge-offs	4,100	4,327	6,468	13,820	4,531
Net charge-offs	3,614	3,621	6,076	13,458	4,443

Allowance at end of year	$11,136	$11,825	$11,946	$11,264	$14,172

Allowance for loan losses as a percentage of total loans receivable (net) outstanding at the end of the year (1)	1.99%	2.15%	2.21%	2.09%	2.52%

Net charge-offs as a percentage of average loans outstanding during the year	0.65%	0.66%	1.13%	2.45%	0.79%

Allowance for loan losses as a percentage of non-performing loans at end of year	79.28%	52.48%	51.18%	43.01%	47.11%
______________

(1)	Total loans receivable (net) includes loans held for sale and is before the allowance for loan losses.

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2013		2012		2011		2010		2009
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$1,449	18.00%	$1,558	18.82%	$760	20.47%	$530	21.65%	$616	18.58%
Multi-family	749	8.82	1,156	8.36	1,076	5.53	392	5.77	431	4.31
Commercial	5,275	50.27	4,247	45.08	4,035	43.92	3,173	37.21	2,719	31.63
Construction and land development	414	7.79	943	9.92	1,618	9.37	1,626	12.39	5,132	23.48
Land	1,940	5.37	2,392	6.98	2,795	8.79	3,709	11.27	3,348	11.03
Non-mortgage loans:
Consumer loans	982	6.73	1,013	6.87	875	7.90	461	8.49	1,216	8.66
Commercial business loans	327	3.02	516	3.97	787	4.02	1,373	3.22	710	2.31
Total allowance for loan losses	$11,136	100.00%	$11,825	100.00%	$11,946	100.00%	$11,264	100.00%	$14,172	100.00%

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

At September 30, 2013, the Bank’s investment portfolio totaled $6.8 million, primarily consisting of  $3.1 million of mortgage-backed securities available-for-sale, $958,000 of mutual funds available-for-sale, and $2.7 million of mortgage-backed securities held-to-maturity.  The Bank does not maintain a trading account for any investments.  This compares with a total investment portfolio of $8.3 million at September 30, 2012, primarily consisting of $3.9 million of mortgage-backed securities available-for-sale, $1.0 million of mutual funds available-for-sale, and $3.3 million of mortgage-backed securities held-to-maturity.  The composition of the portfolios by type of security, at each respective date is presented in the following table.

	At September 30,
	2013		2012		2011
	Recorded Value	Percent of Total	Recorded Value	Percent of Total	Recorded Value	Percent of Total
	(Dollars in thousands)
Held-to-Maturity:

U.S. agency securities	$14	0.20%	$27	0.33%	$27	0.25%
Mortgage-backed securities	2,723	39.82	3,312	39.98	4,118	37.91

Available-for-Sale (at fair value):

Mortgage-backed securities	3,143	45.97	3,932	47.46	5,717	52.63
Mutual funds	958	14.01	1,013	12.23	1,000	9.21

Total portfolio	$6,838	100.00%	$8,284	100.00%	$10,862	100.00%

The following table sets forth the maturities and weighted average yields of the investment and mortgage-backed securities in the Bank's investment securities portfolio at September 30, 2013.  Mutual funds, which by their nature do not have maturities, are classified in the one year or less category.

	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Held-to-Maturity:

U.S. agency securities	$—	—%	$14	3.98%	$—	—%	$—	—%
Mortgage-backed securities	—	—	8	4.65	22	1.71	2,693	4.69

Available-for-Sale:

Mortgage-backed securities	—	—	28	5.84	29	1.50	3,086	3.94
Mutual funds	958	2.52	—	—	—	—	—	—

Total portfolio	$958	2.52%	$50	5.13%	$51	1.59%	$5,779	4.29%

There were no securities which had an aggregate book value in excess of 10% of the Bank’s total equity at September 30, 2013.   At September 30, 2013, the Bank had $2.4 million of private label mortgage-backed securities of which $2.2 million were on non-accrual status.  For additional information regarding investment securities, see “Item 1A, Risk Factors – Other-than-temporary impairment charges in our investment securities portfolio could result in additional losses” and Note 3 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Deposit Accounts.  Substantially all of the Bank's depositors are residents of Washington.  Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including money market deposit accounts, checking accounts, regular savings accounts and certificates of deposit.  Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns.  The Bank actively seeks consumer and commercial checking accounts through checking account acquisition marketing programs.  At September 30, 2013, the Bank had 40.07% of total deposits in non-interest bearing accounts and NOW checking accounts.

At September 30, 2013 the Bank had $64.0 million of jumbo certificates of deposit of $100,000 or more.  The Bank also had brokered certificates of deposit totaling $1.2 million at September 30, 2013. The Bank believes that its jumbo certificates of deposit, which represented 10.5% of total deposits at September 30, 2013, present similar interest rate risks as compared to its other deposits.

The following table sets forth information concerning the Bank's deposits at September 30, 2013.

Category	Weighted Average Interest Rate	Amount	Percentage of Total Deposits
	(In thousands)
Non-interest bearing	—%	$87,657	14.41%
Negotiable order of withdrawal (“NOW”) checking	0.30	156,100	25.66
Savings	0.06	91,349	15.02
Money market	0.28	99,006	16.28
Subtotal	0.23	434,112	71.37

Certificates of Deposit(1)

Maturing within 1 year	0.59	111,480	18.33
Maturing after 1 year but within 2 years	1.12	29,950	4.92
Maturing after 2 years but within 5 years	1.57	31,353	5.15
Maturing after 5 years	1.31	1,367	0.23
Total certificates of deposit	0.86	174,150	28.63
Total deposits	0.44%	$608,262	100.00%
______________________

(1)	Based on remaining maturity of certificates.

The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 2013.  Jumbo certificates of deposit have principal balances of $100,000 or more and the rates paid on these accounts are generally negotiable.

Maturity Period	Amount
(In thousands)

Three months or less	$12,873
Over three through six months	8,211
Over six through twelve months	18,425
Over twelve months	24,449
Total	$63,958

Deposit Flow.  The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At September 30,
	2013			2012			2011
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing	$87,657	14.41%	$12,361	$75,296	12.60%	$10,802	$64,494	10.88%
NOW checking	156,100	25.66	5,961	150,139	25.11	(5,160)	155,299	26.20
Savings	91,349	15.02	3,856	87,493	14.63	3,857	83,636	14.11
Money market	99,006	16.28	19,457	79,549	13.30	18,521	61,028	10.30
Certificates of deposit which mature:
Within 1 year	111,480	18.33	(20,175)	131,655	22.02	(25,506)	157,161	26.52
After 1 year, but within 2 years	29,950	4.92	(8,647)	38,597	6.46	(1,196)	39,793	6.71
After 2 years, but within 5 years	31,353	5.15	(3,704)	35,057	5.86	4,416	30,641	5.17
Certificates maturing thereafter	1,367	0.23	1,227	140	0.02	(486)	626	0.11

Total	$608,262	100.0%	$10,336	$597,926	100.0%	$5,248	$592,678	100.00%

Certificates of Deposit by Rates.  The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated.

	At September 30,
	2013	2012	2011
	(In thousands)
0.00 - 1.99%	$149,120	$174,456	$193,790
2.00 - 3.99%	24,759	30,552	33,345
4.00 - 5.99%	271	441	1,086
Total	$174,150	$205,449	$228,221

Certificates of Deposit by Maturities.  The following table sets forth the amount and maturities of certificates of deposit at September 30, 2013.

	Amount Due
	Less Than One Year	One to Two Years	After Two to Five Years	After Five Years	Total
	(In thousands)
0.00 - 1.99%	$104,751	$21,228	$21,774	$1,367	$149,120
2.00 - 3.99%	6,560	8,722	9,477	—	24,759
4.00 - 5.99%	169	—	102	—	271
Total	$111,480	$29,950	$31,353	$1,367	$174,150

Deposit Activities.  The following table sets forth the deposit activities of the Bank for the periods indicated.

	Year Ended September 30,
	2013	2012	2011
	(In thousands)
Beginning balance	$597,926	$592,678	$578,869
Net deposits before interest credited	7,768	1,297	7,673
Interest credited	2,568	3,951	6,136
Net increase in deposits	10,336	5,248	13,809
Ending balance	$608,262	$597,926	$592,678

Borrowings.  Deposits and loan repayments are generally the primary source of funds for the Bank's lending and investment activities and for general business purposes.  The Bank has the ability to use advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  The FHLB-Seattle functions as a central reserve bank providing credit for member financial institutions.  As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States government) provided certain creditworthiness standards have been met.  Advances are made pursuant to several different credit programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  At September 30, 2013, the Bank maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of 25% of the Bank’s total assets, limited by available collateral, under which $45.0 million was outstanding.  The Bank also maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.  At September 30, 2013, the Bank had no outstanding balance and $52.7 million in unused borrowing capacity on this borrowing line. A short-term borrowing line of $10.0 million is also maintained at Pacific Coast Bankers' Bank ("PCBB"); the Bank had no outstanding balance on this borrowing line at September 30, 2013.

The following table sets forth certain information regarding borrowings including repurchase agreements by the Bank at the end of and during the periods indicated:

	At or For the Year Ended September 30,
	2013	2012	2011
	(Dollars in thousands)
Average total borrowings	$45,352	$48,302	$55,511

Weighted average rate paid on total borrowings	4.13%	4.13%	4.32%

Total borrowings outstanding at end of period	$45,000	$45,855	$55,729

The following table sets forth certain information regarding short-term borrowings including repurchase agreements with customers, by the Bank at the end of and during the periods indicated.  Borrowings are considered short-term when the original maturity is less than one year.

	At or For the Year Ended September 30,
	2013	2012	2011
	(Dollars In thousands)
Maximum amount outstanding at any month end:
FHLB advances	$—	$—	$—
Repurchase agreements	787	948	729
FRB borrowings	—	—	—

Average outstanding during period:
FHLB advances	$—	$—	$—
Repurchase agreements	352	699	511
FRB borrowings	—	—	—
Total average outstanding during period	$352	$699	$511

Weighted average rate paid during period:
FHLB advances	—%	—%	—%
Repurchase agreements	0.05	0.05	0.05
Total weighted average rate paid during period	—	0.05	0.05

Outstanding at end of period:
FHLB advances	$—	$—	$—
Repurchase agreements	—	855	729
FRB borrowings	—	—	—
Total outstanding at end of period	$—	$855	$729

Weighted average rate at end of period:
FHLB advances	—%	—%	—%
Repurchase agreements	—	0.05	0.05
Total weighted average rate at end of period	—	0.05	0.05

Bank Owned Life Insurance

The Bank has purchased life insurance policies covering certain officers.  These policies are recorded at their cash surrender value, net of any cash surrender charges.  Increases in cash surrender value, net of policy premiums, and proceeds from death benefits are recorded in non-interest income.  At September 30, 2013, the cash surrender value of bank owned life insurance (“BOLI”) was $17.1 million.

How We Are Regulated

General.  As a bank holding company, Timberland Bancorp is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve. Timberland Bancorp is also subject to the rules and regulations of the SEC under the federal securities laws. As a state-chartered savings bank, the Bank is subject to regulation and oversight by the Division and the applicable provisions of Washington law and regulations of the Division adopted thereunder.  The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve.  State law and regulations govern the Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices.  Under state law, savings banks in Washington also generally have all of the powers that federal savings banks have under federal laws and regulations.  The Bank is subject to periodic examination and reporting requirements by and of the Division and the FDIC.

The following is a brief description of certain laws and regulations applicable to Timberland Bancorp and the Bank. Descriptions of laws and regulations here and elsewhere in this report do not purport to be complete and are qualified in their entirety by reference to the actual laws and regulations. Legislation is introduced from time to time in the United States Congress or the Washington State Legislature that may affect the operations of Timberland Bancorp and Bank. In addition, the regulations governing the Company and the Bank may be amended from time to time by the FDIC, DFI, Federal Reserve and the Consumer Financial Protection Bureau ("CFPB"). Any such legislation or regulatory changes in the future could adversely affect the Company's and the Bank's operations and financial condition.

Financial Regulatory Reform. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which was enacted in July 2010, imposed new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and their holding companies. The following summarizes significant aspects of the Dodd-Frank Act that may materially affect the operations of the Bank and Timberland Bancorp:

•
Dodd-Frank Act established the CFPB and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. The Bank is subject to consumer protection regulations issued by the CFPB, but as a smaller financial institution, it is generally subject to supervision and enforcement by the FDIC and the Division with respect to its compliance with consumer financial protection laws and CFPB regulations;

•	Bank holding companies, like Timberland Bancorp, are required to serve as a source of strength for their depository institution subsidiaries;

•	Require new capital rules and apply the same leverage and risk-based capital requirements that apply to insured depository institutions;

•	Provide for new disclosure and other requirements relating to executive compensation and corporate governance;

•	The prohibition on payment of interest on demand deposits was repealed;

•	Deposit insurance is permanently increased to $250,000;

•	The deposit insurance assessment base for FDIC insurance became the depository institution's average consolidated total assets less the average tangible equity during the assessment period; and

•
The minimum reserve ratio of the FDIC's Deposit Insurance Fund ("DIF") increased to 1.35% of estimated annual insured deposits or the comparable percentage of the assessment  base; however, the FDIC is directed to "offset the effect" of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

Regulation of the Bank

The Bank, as a state-chartered savings bank, is subject to regulation and oversight by the FDIC and the Division extending to all aspects of its operations.

Federal and State Enforcement Authority and Actions. As part of its supervisory authority over Washington-chartered savings banks, the Division may initiate enforcement proceedings to obtain a cease-and-desist order against an institution believed to have engaged in unsafe and unsound practices or to have violated a law, regulation, or other regulatory limit, including a written agreement. The FDIC also has the authority to initiate enforcement actions against insured institutions for similar reasons and may terminate the deposit insurance if it determines that an institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition. Both these agencies may utilize less formal supervisory tools to address their concerns about the condition, operations or compliance status of a savings bank.

In December 2009, the FDIC and the DFI determined that the Bank required supervisory attention and agreed to terms of the Bank MOU with the Bank. The terms of the Bank MOU restricted the Bank from certain activities, and required that the

Bank obtain the prior written approval, or non-objection, of the FDIC and/or the Division to engage in certain activities. On December 12, 2012, the Bank was notified by the FDIC and the Division that the Bank MOU had been terminated.

Insurance of Accounts and Regulation by the FDIC.  The deposit insurance fund, or the DIF of the FDIC insures deposit accounts in the Bank up to $250,000 per separately insured depositor.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for the year ended September 30, 2013, were $685,000.

The Dodd-Frank Act requires that FDIC deposit insurance assessments be based on assets instead of deposits.  The FDIC has issued rules for this purpose, under which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible equity capital. The FDIC assessment rates range from approximately five basis points to 35 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and to further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC's reserve ratio equals 1.15%. Once the FDIC's reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from three basis points to 30 basis points (subject to adjustments as described above).  If the reserve ratio for the prior assessment period is equal to, or greater than 2.0% and less than 2.5%, the assessment rates may range from two basis points to 28 basis points and if the prior assessment period is greater than 2.5%, the assessment rates may range from one basis point to 25 basis points (in each case subject to adjustments as described above). No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

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

At September 30, 2013, the Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.  For additional information on capital requirements, see Note 18 of the Notes to the Consolidated Financial Statements contained in “Item 8, Financial Statements and Supplemental Data” of this Form 10-K.

Current Capital Requirements for Timberland Bank.  Federally insured savings institutions, such as the Bank, are required to maintain a minimum level of regulatory capital.  On July 2, 2013, the Federal Reserve approved a final rule (“Final Rules”) to establish a new comprehensive regulatory capital framework for all U.S. financial institutions and their holding companies. On July 9, the Final Rule was approved as an interim final rule by the FDIC. The Final rule implements the “Basel

III” regulatory capital reforms and changes required by the Dodd-Frank Act, which is discussed below in the section entitled “-New Capital Rules.” The following is a discussion of the capital requirements the Bank was subject to as of September 30, 2013.

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

The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios.  The FDIC's minimum leverage capital requirement for a bank to be considered adequately capitalized specifies a minimum ratio of Tier 1 capital to average total assets of 4%.  At September 30, 2013, the Bank had a Tier 1 leverage capital ratio of 11.1%.  The FDIC retains the right to require a particular institution to maintain a higher capital level based on the its particular risk profile.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets.  Assets are placed in one of four categories and given a percentage weight based on the relative risk of that category.  In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories.  Under the guidelines for a bank to be considered adequately capitalized, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets (the Tier 1 risk based capital ratio) must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%.  In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition.  Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.  At September 30, 2013, the Bank's ratio of total capital to risk-weighted assets was 16.1% and the ratio of Tier 1 capital to risk-weighted assets was 14.8%.

The Division requires that net worth equal at least 5% of total assets.  At September 30, 2013, the Bank had a net worth of 10.9% of total assets.

The table below sets forth the Bank's capital position relative to its FDIC capital requirements at September 30, 2013.  The definitions of the terms used in the table are those provided in the capital regulations issued by the FDIC.

	At September 30, 2013
	Amount	Percent of Adjusted Total Assets (1)
	(Dollars in thousands)
Tier 1 (leverage) capital	$82,265	11.1%
Tier 1 (leverage) capital requirement (2)	29,662	4.0
Excess	$52,603	7.1%

Tier 1 risk adjusted capital	$82,265	14.8%
Tier 1 risk adjusted capital requirement	22,255	4.0
Excess	$60,010	10.8%

Total risk-based capital	$89,273	16.1%
Total risk-based capital requirement	44,509	8.0
Excess	$44,764	8.1%
______________

(1)
For the Tier 1 (leverage) capital and Washington regulatory capital calculations, percent of total average assets of $741.6 million.  For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $556.4 million.

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

New Capital Rules. The Final Rules approved by the Federal Reserve and subsequently approved as an interim final rule by the FDIC substantially amends the regulatory risk-based capital rules applicable to Timberland Bancorp and the Bank.
Effective in 2015 (with some changes generally transitioned into full effectiveness over two to four years), the Bank will be subject to new capital requirements adopted by the FDIC. These new requirements create a new required ratio for common equity Tier 1 (“CET1”) capital, increases the leverage and Tier 1 capital ratios, changes the risk-weights of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

When these new requirements become effective in 2015, the Bank's leverage ratio of 4% of adjusted total assets and total capital ratio of 8% of risk-weighted assets will remain the same; however, the Tier 1 capital ratio requirement will increase from 4.0% to 6.5% of risk-weighted assets. In addition, the Bank will have to meet the new CET1 capital ratio of 4.5% of risk-weighted assets, with CET1 consisting of qualifying Tier 1 capital less all capital components that are not considered common equity.

For all of these capital requirements, there are a number of changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not have any of these instruments. Under the new requirements for total capital, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital.

Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be deducted from capital, subject to a two-year transition period. In addition, Tier 1 capital will include accumulated other comprehensive income (loss), which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a two-year transition period. Because of its asset size, the Bank has the one-time option of deciding in the first quarter of 2015 whether to permanently opt-out of the inclusion of accumulated other comprehensive income (loss) in its capital calculations. The Bank is considering whether to take advantage of this opt-out to reduce the impact of market volatility on its regulatory capital levels.

The new requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise on non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital; and increased risk-weights (0% to 600%) for equity exposures.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% in January 2019.

The FDIC's prompt corrective action standards will change when these new capital ratios become effective. Under the new standards, in order to be considered well-capitalized, the Bank would be required to have a CET1 ratio of 6.5% (new), a Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged). The Bank has conducted a pro forma analysis of the application of the new capital requirements as of September 30, 2013. We have determined that the Bank meets all new requirements and would remain well-capitalized, even if these new requirements had been effect on that date. Timberland Bancorp has also conducted a pro forma analysis of the application of these new capital requirements as of September 30, 2013. We have determined that Timberland Bancorp meets all new requirements and would remain well-capitalized, even if these new requirements had been in effect on that date.

The application of these stringent capital requirements could, among other things, result in lower returns on invested capital, over time require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or repurchasing shares.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Any additional changes in our regulation and oversight, in the form of new laws, rules and regulations could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB-Seattle.  At September 30, 2013, the Bank had $5.5 million in FHLB stock, which was in compliance with this requirement.  Subsequent to December 31, 2008, the FHLB-Seattle announced that it was below its regulatory risk-based capital requirement and was precluded from paying dividends or repurchasing capital stock. In September 2012, the FHLB-Seattle announced that it had been reclassified as adequately capitalized by its regulator, the Federal Housing Finance Agency. The FHLB-Seattle also announced that it had been granted authority to repurchase up to $25 million of excess capital stock per quarter, provided they receive a non-objection from the Federal Housing Finance Agency.  During the year ended September 30, 2013, the FHLB-Seattle repurchased $203,000 of its stock, at par, from the Bank.  The FHLB-Seattle resumed dividend payments in July 2013 and the Bank received $1,000 in dividends during the year ended September 30, 2013.

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

Real Estate Lending Standards.  FDIC regulations require the Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans.  These standards, which must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements.  The Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions.  The Bank’s Board of Directors is required to review and approve the Bank’s standards at least annually.  The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans.  Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan-to-value ratios should not exceed 100% of total capital, and the total of all loans for commercial, agricultural, multi-family or other non-one- to four-family residential properties in excess of the supervisory loan-to-value ratio should not exceed 30% of total capital.  Loans in excess of the supervisory loan-to-value ratio limitations must be identified in the Bank’s records and reported at least quarterly to the Bank’s Board of Directors.  The Bank is in compliance with the record and reporting requirements.  As of September 30, 2013, the Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were 21% of total capital and the Bank’s loans on commercial, agricultural, multi-family or other non-one- to four-family residential properties in excess of  the supervisory loan-to-value ratios were 17% of total capital.

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

Federal Reserve System.  The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Negotiable order of withdrawal ("NOW") accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to reserve requirements, as are any non-personal time deposits at a savings bank.  As of September 30, 2013, the Bank’s deposit with the Federal Reserve and vault cash exceeded its Regulation D reserve requirements.

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

On February 1, 2010, the Federal Reserve determined that the Company required additional supervisory attention and entered into the Company MOU.  Under the Company MOU, the Company was required to obtain prior written approval, or non-objection, from the Federal Reserve to declare or pay any dividends, or make any other capital distributions; issue any trust preferred securities; or purchase or redeem any of its stock. On January 15, 2013, the Company was notified by the Federal Reserve that the Company MOU had been terminated.

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

Acquisitions.  The BHCA prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries.  A bank holding company that meets certain supervisory and financial standards and elects to be designated as a financial holding company may also engage in certain securities, insurance and merchant banking activities and other activities determined to be financial in nature or incidental to financial activities.  The BHCA prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries.

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

The Company’s total risk based capital must equal 8% of risk-weighted assets and one half of the 8%, or  4%, must consist of Tier 1 (core) capital and its Tier 1 (core) capital must equal 4% of total assets.  As of September 30, 2013, the Company’s total risk based capital was 16.6% of risk-weighted assets, its risk based capital of Tier 1 (core) capital was 15.3% of risk-weighted assets and its Tier 1 (core) capital was 11.5% of average assets.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank-Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implements new capital regulations that Timberland Bancorp will become subject to and that are discussed above under “- Regulation and Supervision of the Bank - New Capital Rules.” In addition, among other changes, the Dodd-Frank Act requires public companies, such as Timberland Bancorp, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) amend Item 402 of Regulation S-K to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees. For certain of these changes, the implementing regulations have not been promulgated, so the full impact of the Dodd-Frank Act on public companies cannot be determined at this time.

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

Audits.  The Company is no longer subject to United States federal tax examination by tax authorities for years ended on or before September 30, 2009.

Washington Taxation

The Company and the Bank are subject to a business and occupation tax imposed under Washington law at the rate of 1.50% of gross receipts at September 30, 2013. Interest received on loans secured by mortgages or deeds of trust on residential properties, residential mortgage-backed securities, and certain U.S. Government and agency securities is not subject to this tax.

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

Personnel

As of September 30, 2013, the Bank had 243 full-time employees and 24 part-time and on-call employees.  The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees is good.

Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

Executive Officers of the Company and Bank

	Age at September 30, 2013	Position
Name		Company	Bank
Michael R. Sand	59	President and Chief Executive Officer	President and Chief Executive Officer

Dean J. Brydon	46	Executive Vice President, Chief Financial Officer and Secretary	Executive Vice President, Chief Financial Officer and Secretary

Robert A. Drugge	62	Executive Vice President	Executive Vice President of Lending

Jonathan A. Fischer	39	Executive Vice President and Chief Operating Officer	Executive Vice President and Chief Operating Officer

Edward C. Foster	56	Senior Vice President and Chief Credit Administrator	Senior Vice President and Chief Credit Administrator

Marci A. Basich	44	Senior Vice President and Treasurer	Senior Vice President and Treasurer

Kathie M. Bailey	61	Senior Vice President	Senior Vice President and Chief Operations Officer

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

Kathie M. Bailey has been affiliated with the Bank since 1984 and has served as Senior Vice President and Chief Operations Officer since 2003. Ms. Bailey will be retiring effective December 31, 2013.

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

Continued weakness or a further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;

•	the sale of foreclosed assets may slow;

•	demand for our products and services may decline possibly resulting in a decrease in our total loans or assets;

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

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have adverse effect on our results of operations.

The ongoing debate in Congress regarding the national debt ceiling and federal budget deficit and concerns over the United States' credit rating (which was downgraded by Standard & Poor's), the European sovereign debt crisis, the overall weakness in the economy, continued high unemployment in the United States, among other economic indicators, and the recent U.S. government shutdown, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and continued relatively high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Strong competition within our market areas could hurt our profits and slow growth.

Although we consider ourselves competitive in our market areas, we face intense competition in both making loans and attracting deposits. Price competition for loans and deposits might result in our earning less on our loans and paying more on our deposits, which reduces net interest income. Some of the institutions with which we compete have substantially greater resources than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability will depend upon our continued ability to compete successfully in our market areas.

Our real estate construction and land development loans expose us to significant risks.

We make real estate construction loans to individuals and builders, primarily for the construction of residential properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At September 30, 2013, construction and land development loans totaled $45.1 million, or 7.8% of our total loan portfolio, of which $42.4 million were for residential real estate projects. Approximately $40.8 million of our residential construction loans were made to finance the construction of owner-occupied homes and are structured to be converted to permanent loans at the end of the construction phase.  Land development loans, which are loans made with land as security, totaled $515,000, or 0.1% of our total loan portfolio at September 30, 2013.  In general, construction and land development lending involves additional risks because of the inherent difficulty in estimating a property's value both before and at completion of the project as well as the estimated cost of the project.  Construction costs may exceed original estimates as a result of increased materials, labor or other costs.  In addition, because of current uncertainties in the residential real estate market, property values have become more difficult to determine.  Construction loans and land development loans often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest.  These loans are also generally more difficult to monitor.  In addition, speculative construction loans to builders are often associated with homes that are not pre-sold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. At September 30, 2013, $1.4 million of our construction portfolio was comprised of speculative one- to four-family construction loans.  Approximately $659,000, or 1.5%, of our total real estate construction and land development loans were non-performing at September 30, 2013.  A material increase in our non-performing construction and loan development loans could have a material adverse effect on our financial condition and results of operation.

Our emphasis on commercial real estate lending may expose us to increased lending risks.

Our current business strategy includes an emphasis on commercial real estate lending. This type of lending activity, while potentially more profitable than single-family residential lending, is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. In our primary market of western Washington, a further downturn in the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.

At September 30, 2013, we had $291.3 million of commercial real estate mortgage loans, representing 50.3% of our total loan portfolio.  These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial real estate loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial  real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

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

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our balance in commercial real estate loans at September 30, 2013 represents more than 300% of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At September 30, 2013, we had $17.5 million or 3.0% of total loans in commercial business loans.  Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

Our business may be adversely affected by credit risk associated with residential property.

At September 30, 2013, $137.3 million, or 23.7% of our total loan portfolio, was secured by one- to four-family mortgage loans and home equity loans.  This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the Washington housing market has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans.

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

Our net charge-offs have increased during the past five years compared to historical averages and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.

For the fiscal years ended September 30, 2013, 2012, 2011, 2010 and 2009 we recorded net loan charge-offs of $3.6 million, $3.6 million, $6.1 million, $13.5 million and $4.4 million, respectively. During these last five fiscal years, we experienced higher loan delinquencies and credit losses than our historical averages. Our non-performing loans and assets have historically reflected unique operating difficulties for individual borrowers rather than weakness in the overall economy of the Pacific Northwest; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and non-performing loans.  Further, our portfolio is concentrated in construction and land development loans, land loans and commercial and commercial real estate loans, all of which have a higher risk of loss than residential mortgage loans.

The housing and real estate markets have recently modestly improved in several of our market areas, however, until general economic conditions improve further, we expect that we will continue to experience further delinquencies and credit losses.  As a result, we could be required to make further increases in our provision for loan losses to increase our allowance for loan losses.  Our allowance for loan losses was 1.99% of total loans held for investment and 79% of non-performing loans at September 30, 2013. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and our capital.

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

At September 30, 2013 our non-performing assets (which consist of non-accruing loans, accruing loans 90 days or more past due, non-accrual investment securities, and other real estate owned and other repossessed assets) were $28.0 million, or 3.75% of total assets. Our non-performing assets adversely affect our net income in various ways:

•	We do not record interest income on non-accrual loans or non-performing investment securities, except on a cash basis when the collectibility of the principal is not in doubt.

•	We must provide for probable loan losses through a current period charge to the provision for loan losses.

•	Non-interest expense increases when we must write down the value of properties in our OREO portfolio to reflect changing market values.

•	Non-interest income decreases when we must recognize other-than-temporary impairment on non-performing investment securities.

•	There are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance costs related to our OREO.

•	The resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations.

We have classified an additional $18.6 million in loans as performing troubled debt restructurings at September 30, 2013.

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

During the year ended September 30, 2013, we recognized a $47,000 other than temporary impairment ("OTTI") charge on private label mortgage backed securities we hold for investment.  Management concluded that the decline of the estimated fair value below the cost of these securities was other than temporary and recorded a credit loss through non-interest income. At September 30, 2013 our remaining private label mortgage backed securities portfolio totaled $2.4 million.

We closely monitor our investment securities for changes in credit risk. The valuation of our investment securities also is influenced by external market and other factors, including implementation of Securities and Exchange Commission and Financial Accounting Standards Board guidance on fair value accounting, default rates on residential mortgage securities, rating agency actions, and the prices at which observable market transactions occur. The current market environment limits our ability to mitigate our exposure to valuation changes in our investment securities by selling them. Accordingly, if market conditions deteriorate further and we determine our holdings of  private label mortgage backed securities or other investment securities are other than temporarily impaired, our results of operations could be adversely affected.

An increase in interest rates, change in the programs offered by Freddie Mac or our ability to qualify for their programs may reduce our mortgage revenues, which would negatively impact our non-interest income.

The sale of residential mortgage loans to Freddie Mac provides a significant portion of our non-interest income. Any future changes in their program, our eligibility to participate in such program, the criteria for loans to be accepted or laws that significantly affect the activity of Freddie Mac could, in turn, materially adversely affect our results of operations if we could not find other purchasers. Further, in a rising or higher interest rate environment, the demand for mortgage loans, particularly refinancing of existing mortgage loans, tend to fall and our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold. This would result in a decrease in mortgage revenues and a corresponding decrease in non-interest income. In addition, our results of operations are affected by the amount of non-interest expense associated with our loan sale activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.

Our real estate lending also exposes us to the risk of environmental liabilities.

In the course of our business, we may foreclose and take title to real estate, and we could be subject to environmental liabilities with respect to these properties. We may be held liable by a governmental entity or by third persons for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition and results of operations could be materially and adversely affected.

Fluctuating interest rates can adversely affect our profitability.

Our profitability is dependent to a large extent upon net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities.  We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively.  Changes in interest rates also can affect: (1) our ability to originate and/or sell loans; (2) the fair value of our interest-earning assets, which would negatively impact shareholders’ equity, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; (4) the ability of our borrowers to repay adjustable or variable rate loans; and (5) the average duration of our mortgage-backed securities portfolio and the interest-earning assets.  Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.  If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially affected.

As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of short-term certificates of deposit and other deposits yielding no or a relatively low rate of interest. At September 30, 2013, we had $111.5 million in certificates of deposit that mature within one year and $434.1 million in non-interest bearing, NOW checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, a substantial amount of our residential mortgage loans and home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet.

Historically low interest rates may adversely affect our net interest income and profitability.

During the last four years it has been the policy of the Federal Reserve to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, yields on securities we have purchased, and market rates on the loans we have originated, have been at levels lower than were available prior to 2008. Consequently, the average yield on our interest-earning assets has decreased during the recent low interest rate environment.

However, our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve has indicated its intention to maintain low interest rates in the near future. Accordingly, our net interest income may decrease, which may have an adverse affect on our profitability. For information with respect to changes in interest rates, see “-Fluctuating interest rates can adversely affect our profitability.”

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

As required by the Dodd-Frank Act, the FDIC has adopted final regulations under which insurance premiums are based on an institution's average consolidated total assets less average tangible equity capital instead of its deposits.  While our FDIC insurance premiums initially have been reduced by these regulations, it is possible that our future insurance premiums will increase under the final regulations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and advances from the FHLB of Seattle, borrowings from the Federal Reserve Bank of San Francisco and other borrowings to fund our operations. At September 30, 2013, we had $45.0 million of FHLB advances outstanding with an additional $190.8 million of available borrowing capacity through the FHLB and the FRB.  Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general  such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington markets where our deposits are concentrated or adverse regulatory action against us.

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

The financial services industry is extensively regulated. Timberland Bank is currently subject to extensive examination, supervision and comprehensive regulation by the DFI, our state regulator, and the FDIC, as insurer of our deposits. As a bank holding company, Timberland Bancorp is subject to examination, supervision and regulation by the Federal Reserve. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the deposit insurance fund and consumers and not to benefit our shareholders. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on our operations, the classification of our assets, and the determination of the level of our allowance for loan losses and level of deposit insurance premiums assessed. Additionally, actions by regulatory agencies or significant litigation against us could require us to devote significant time and resources to defending our business and may lead to penalties that materially affect us. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

As discussed under “Business-Regulation of the Bank- [Financial Regulatory Reform]” in Item I of this Form 10-K, the Dodd-Frank Act has significantly changed the bank regulatory structure and will affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. It is difficult at this time to predict when or how any new standards will ultimately be applied to us or what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our non-interest expense.

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.

As discussed under “Business-Regulation of the Bank-[New Capital Rules]” in Item I of this Form 10-K, effective January 1, 2015, Timberland Bancorp and Timberland Bank will be subject to new capital requirements under regulations adopted by the federal banking regulators to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. These new requirements establish the following minimum capital ratios: (1) a common equity Tier 1 (“CET1”) capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio of 4.0%. In addition, there is a new requirement to maintain a capital conservation buffer, comprised of CET1 capital, in an amount greater than 2.5% of risk-weighted assets over the minimum capital required by each of the minimum risk-based capital ratios in order to avoid limitations on the organization’s ability to pay dividends, repurchase shares or pay discretionary bonuses. The capital conservation buffer requirement will be phased in, beginning January 1, 2016, requiring during 2016 a buffer amount greater than 0.625% in order to avoid these limitations, and increasing the amount each year until beginning January 1, 2019, the buffer amount must be greater than 2.5% in order to avoid the limitation.

The new regulations also change what qualifies as capital for purposes of meeting these various capital requirements, as well as the risk-weights of certain assets for purposes of the risk-based capital ratios. Under the new regulations, in order to be considered well-capitalized for prompt corrective action purposes, Timberland Bank will be required to maintain the following ratios: (1) a CET1 ratio of at least 6.5% of risk-weighted assets; (2) a Tier 1 capital ratio of at least 8.0% of risk-weighted assets; (3) a total capital ratio of at least 10.0% of risk-weighted assets; and (4) a leverage ratio of at least 5.0%.

We have conducted a pro forma analysis of these new requirements as of September 30, 2013. We have determined that if these requirements were in effect on that date, Timberland Bancorp and Timberland Bank would be considered well-capitalized.

The application of these more stringent capital requirements could, among other things, result in lower returns on invested capital, over time require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Any additional changes in our regulation and oversight, in the form of new laws, rules and regulations could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

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

We performed our test for goodwill impairment for fiscal year 2013, and the test concluded that recorded goodwill was not impaired. Our assessment of the fair value of goodwill is based on an evaluation of market capitalizations for similar financial institutions, discounted cash flows from forecasted earnings, our current market capitalization, and a valuation of our assets and liabilities. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge to earnings, which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital.

Our investment in Federal Home Loan Bank of Seattle stock may become impaired.

At September 30, 2013, we owned $5.5 million in FHLB stock.  As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is recorded at cost, and it is subject to recoverability testing per applicable accounting standards.  The FHLB announced that, as of December 31, 2008, it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the "FHFA"), its primary regulator and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. In September 2012, the FHLB announced that the FHFA reclassified the FHLB of Seattle to be adequately capitalized. The FHLB also announced that it had been granted authority to repurchase up to $25 million of excess capital stock per quarter, provided they receive a non-objection from the FHFA. As of September 30, 2013, the FHLB had repurchased $203,000 of its stock from the Bank at par value. The FHLB announced in July 2013 that, based on its second quarter 2013 financial results, their Board of Directors had declared a $0.025 per share cash dividend. This represented the first dividend in a number of years and represents a significant milestone in FHLB's return to normal operations. As a result, we have not recorded an impairment on our investment in FHLB stock. Deterioration in the FHLB's financial position may, however, result in future impairment in the value of those securities. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investments.

We may experience decreases in the fair value of our mortgage servicing rights, which could reduce our earnings.

Mortgage servicing rights (“MSRs”) are capitalized at estimated fair value when acquired through the origination of loans that are subsequently sold with servicing rights retained.  At September 30, 2013 our MSRs totaled $2.3 million.  MSRs are amortized to servicing income on loans sold over the period of estimated net servicing income.  The estimated fair value of MSRs at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans.  On a quarterly basis we evaluate the fair value of MSRs for impairment by comparing actual cash flows and estimated cash flows from the servicing assets to those estimated at the time servicing assets were originated.  Our methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions, such as prepayment speeds.  The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSRs portfolio.  For example, a decrease in mortgage interest rates typically increases the prepayment speeds of MSRs and therefore decreases the fair value of the MSRs.  We recorded a $475,000 valuation recovery to our MSRs during the year ended September 30, 2013, which increased our earnings.  Future decreases in mortgage interest rates could decrease the fair value of our MSRs below their recorded amount, which would decrease our earnings.

Our assets as of September 30, 2013 include a deferred tax asset and we may not be able to realize the full amount of such asset.

We recognize deferred tax assets and liabilities based on differences between the financial statement recorded amounts and the tax bases of assets and liabilities.  At September 30, 2013, the net deferred tax asset was approximately $2.8 million.  The net deferred tax asset results primarily from our provision for loan losses recorded for financial reporting purposes, which has been larger than net loan charge-offs deducted for tax reporting purposes.

We regularly review our net deferred tax assets for recoverability based on our expectations of future earnings and expected timing of reversals of temporary differences and record a valuation allowance if deemed necessary.  Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carry-back years, as well as future taxable income.  We believe the recorded net deferred tax asset at September 30, 2013 is fully realizable; however, if we determine that we will be unable to realize all or part of the net deferred tax asset, we would adjust the net deferred tax asset, which would negatively impact our financial condition and results of operations.

The Series A Preferred Stock impacts net income to our common shareholders and net income per common share and the warrant we issued to Treasury may be dilutive to holders of our common stock.

On November 13, 2012, our outstanding shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, ("Series A Preferred Stock") with a redemption value of $1,000 per share, originally issued to the U.S. Treasury Department ("Treasury")

on December 23, 2008 as part of the CPP, were sold by the Treasury as part of its efforts to manage and recover its investments under the TARP.  While the sale of these preferred shares to new owners did not result in any proceeds to the Company and did not change the Company's capital position or accounting for these securities, it did eliminate restrictions put in place by the Treasury on TARP recipients.   On June 12, 2013, the Treasury sold, to private investors, the warrant to purchase up to 370,899 shares of our common stock at a price of $6.73 per share at any time through December 23, 2018. The sale of the warrant to new owners did not result in any proceeds to the Company and did not change the Company's capital position or accounting for the warrant.  The dividends declared or accrued on the Series A Preferred Stock reduce the net income to common shareholders and our net income per common share.  The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued in conjunction with the sale of the Series A Preferred Stock is exercised.  The shares of common stock underlying the warrant represent approximately 5.0% of the shares of our common stock outstanding as of September 30, 2013 (including the shares issuable upon exercise of the warrant in total shares outstanding).

If we are unable to redeem our Series A Preferred Stock by December 2013, the cost of this capital to us will increase substantially.

If we are unable to redeem our Series A Preferred Stock prior to December 23, 2013, the cost of this capital to us will increase substantially on that date, from 5.0% per annum (approximately $603,000 annually) to 9.0% per annum (approximately $1.1 million annually).  Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Stock could have a material negative effect on our liquidity and ability to pay dividends to common shareholders.

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

We are subject to a variety of operational risks, including legal and compliance risk, fraud and theft risk and the risk of operational errors, which may adversely affect our business and results of operations.

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

Both internal and external fraud and theft are risks.  If personal, non-public, confidential or proprietary information of customers in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss.  Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or if such information were to be intercepted or otherwise inappropriately taken by third parties.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

At September 30, 2013 the Bank operated 22 full service facilities.  The following table sets forth certain information regarding the Bank’s offices, all of which are owned, except for the Tacoma office, the Gig Harbor office and the Lacey office at 1751 Circle Lane SE, which are leased.

Location	Year Opened	Approximate Square Footage	Deposits at September 30, 2013
			(In thousands)
Main Office:

624 Simpson Avenue Hoquiam, Washington 98550	1966	7,700	$71,849

Branch Offices:

300 N. Boone Street Aberdeen, Washington 98520	1974	3,400	31,804

201Main Street South Montesano, Washington 98563	2004	3,200	29,928

361 Damon Road Ocean Shores, Washington 98569	1977	2,100	23,429

2418 Meridian Avenue East Edgewood, Washington 98371	1980	2,400	37,561

202 Auburn Way South Auburn, Washington 98002	1994	4,200	24,949

12814 Meridian Avenue East (South Hill) Puyallup, Washington 98373	1996	4,200	36,331

1201 Marvin Road, N.E. Lacey, Washington 98516	1997	4,400	20,365

101 Yelm Avenue W. Yelm, Washington 98597	1999	3,400	18,581

20464 Viking Way NW Poulsbo, Washington 98370	1999	1,800	13,870

2419 224th Street E. Spanaway, Washington 98387	1999	3,900	29,990

801 Trosper Road SW Tumwater, Washington 98512	2001	3,300	29,784

7805 South Hosmer Street Tacoma, Washington 98408	2001	5,000	30,661

2401 Bucklin Hill Road Silverdale, Washington 98383	2003	4,000	36,144

423 Washington Street SE Olympia, Washington 98501	2003	3,000	19,298

3105 Judson Street Gig Harbor, Washington 98335	2004	2,700	24,405

117 N. Broadway Aberdeen, Washington 98520	2004	3,700	22,640

313 West Waldrip Street Elma, Washington 98541	2004	5,900	23,456

1751 Circle Lane SE Lacey, Washington 98503	2004	900	13,417

101 2nd Street Toledo, Washington 98591	2004	1,800	31,124

209 NE 1st Street Winlock, Washington 98586	2004	3,400	18,191

714 W. Main Street Chehalis, Washington 98532	2009	4,600	20,485

Loan Center/Data Center:

120 Lincoln Street Hoquiam, Washington 98550	2003	6,000	N/A

Administrative Offices:

305 8th Street Hoquiam, Washington 98550	2004	4,100	N/A

Management believes that all facilities are appropriately insured and are adequately equipped for carrying on the business of the Bank.

At September 30, 2013 the Bank operated 23 proprietary ATMs that are part of a nationwide cash exchange network.

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

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the Nasdaq Global Market under the symbol “TSBK.” As of November 30, 2013, there were 7,047,636 shares of common stock issued and approximately 535 shareholders of record.  The following table sets forth the high and low sales prices of, and dividends paid on, the Company's common stock for each quarter during the years ended September 30, 2013 and 2012.  The high and low price information was provided by the Nasdaq Stock Market.

Fiscal 2013	High	Low	Dividends per Common Share
First Quarter	$6.94	$5.77	$—
Second Quarter	8.90	6.66	0.03
Third Quarter	8.46	7.98	0.03
Fourth Quarter	9.24	8.25	0.03
Fiscal 2012	High	Low	Dividends per Common Share
First Quarter	$4.60	$3.25	$—
Second Quarter	4.79	3.86	—
Third Quarter	5.31	4.55	—
Fourth Quarter	6.11	4.75	—

Dividends

The timing and amount of cash dividends paid on our common stock depends on our earnings, capital requirements, financial condition and other relevant factors and is subject to the discretion of our board of directors. After consideration of these factors, we resumed our dividend payout in the second quarter of fiscal 2013. There can be no assurance that we will pay dividends on our common stock in the future.

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

The DFI has the power to require any bank to suspend the payment of any and all dividends. In addition, under Washington law, no bank may declare or pay any dividend in an amount greater than its retained earnings without the prior approval of the DFI. Further, under Washington law, Timberland Bancorp is prohibited if, after making such dividend payment, it would be unable to pay its debts as they become due in the usual course of business, or if its total liabilities, plus the amount that would be needed, in the event Timberland Bancorp were to be dissolved at the time of the dividend payment, to satisfy preferential rights on dissolution of holders of preferred stock ranking senior in right of payment to the capital stock on which the applicable distribution is to be made, exceed our total assets.

In addition to the foregoing regulatory considerations, there are numerous governmental requirements and regulations that affect our business activities. A change in applicable statutes, regulations or regulatory policy may have a material effect on our business and on our ability to pay dividends on our common stock.

Equity Compensation Plan Information

The equity compensation plan information presented under subparagraph (d) in Part III, Item 12. of this Form 10-K is incorporated herein by reference.

Stock Repurchases

The Company is subject to certain restrictions on its ability to repurchase its common stock. The Company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.  In addition, pursuant to the terms of the Series A Preferred Stock, the Company generally may not repurchase its common stock unless it is current on dividend payments on the Series A Preferred Stock. The Company did not repurchase any shares of its common stock during the year ended September 30, 2013 and there are no common stock repurchase plans currently authorized.

Five-Year Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq U.S. Companies Index and with the SNL $500 million to $1 Billion Asset Thrift Index, peer group indices.  Total return assumes the reinvestment of all dividends and that the value of the Company’s Common Stock and each index was $100 on September 30, 2008.

Timberland Bancorp, Inc.

Total Return Performance
Index Value
200
175
150
125
100
75
50
25
09/30/08
09/30/09
09/30/10
09/30/11
09/30/12
09/30/13
Timberland Bancorp, Inc.
NASDAQ Composite
SNL $500M-$1B Thrift Index

	Period Ended
Index	9/30/2008	9/30/2009	9/30/2010	9/30/2011	9/30/2012	9/30/2013
Timberland Bancorp, Inc.	100.00	66.00	58.02	58.02	86.17	130.64
NASDAQ Composite	100.00	102.54	115.60	119.07	155.56	191.34
SNL $500M-$1B Thrift Index *	100.00	83.72	80.31	83.46	104.95	129.33

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

	At September 30,
	2013	2012	2011	2010	2009
	(In thousands)
SELECTED FINANCIAL CONDITION DATA:

Total assets	$745,648	$736,954	$738,224	$742,687	$701,676
Loans receivable and loans held for sale, net	548,104	538,480	528,024	527,591	547,208
MBS and other investments held-to-maturity	2,737	3,339	4,145	5,066	7,087
MBS and other investments available-for-sale	4,101	4,945	6,717	11,119	13,471
FHLB Stock	5,452	5,655	5,705	5,705	5,705
Cash and due from financial institutions, interest-bearing deposits in banks and fed funds sold	94,496	96,668	112,065	111,786	66,462
Certificates of deposit held for investment	30,042	23,490	18,659	18,047	3,251
OREO and other repossessed assets	11,720	13,302	10,811	11,519	8,185
Deposits	608,262	597,926	592,678	578,869	505,661
FHLB advances	45,000	45,000	55,000	75,000	95,000
Federal Reserve Bank advances	—	—	—	—	10,000
Shareholders' equity	89,688	90,319	86,205	85,408	87,199

	Year Ended September 30,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
SELECTED OPERATING DATA:

Interest and dividend income	$30,237	$31,605	$33,966	$36,596	$38,801
Interest expense	4,439	5,947	8,533	10,961	13,504
Net interest income	25,798	25,658	25,433	25,635	25,297
Provision for loan losses	2,925	3,500	6,758	10,550	10,734
Net interest income after provision for loan losses	22,873	22,158	18,675	15,085	14,563
Non-interest income	10,262	9,781	8,681	5,696	6,949
Non-interest expense	25,864	25,568	25,963	24,641	22,739
Income (loss) before income taxes	7,271	6,371	1,393	(3,860)	(1,227)
Provision (benefit) for federal income taxes	2,514	1,781	304	(1,569)	(985)
Net income (loss)	4,757	4,590	1,089	(2,291)	(242)
Preferred stock dividends	(710)	(832)	(832)	(832)	(643)
Preferred stock accretion	(283)	(240)	(225)	(210)	(129)
Discount on redemption of preferred stock	255	—	—	—	—
Net income (loss) to common shareholders	$4,019	$3,518	$32	$(3,333)	$(1,014)

Net income (loss) per common share:
Basic	$0.59	$0.52	$—	$(0.50)	$(0.15)
Diluted	$0.58	$0.52	$—	$(0.50)	$(0.15)
Dividends per common share	$0.09	$—	$—	$0.04	$0.39
Dividend payout ratio (1)	15.80%	N/A	N/A	N/A	N/A
_______________

(1)	Cash dividends to common shareholders divided by net income (loss) to common shareholders.

	At September 30,
	2013	2012	2011	2010	2009
OTHER DATA:

Number of real estate loans outstanding	2,712	2,704	2,796	2,919	3,062
Deposit accounts	54,809	55,848	56,152	55,598	53,941
Full-service offices	22	22	22	22	22

	At or For the Year Ended September 30,
	2013	2012	2011	2010	2009
KEY FINANCIAL RATIOS:

Performance Ratios:
Return (loss) on average assets (1)	0.64%	0.62%	0.15%	(0.32)%	(0.04)%
Return (loss) on average equity (2)	5.27	5.21	1.26	(2.65)	(0.28)
Interest rate spread (3)	3.69	3.65	3.58	3.63	3.64
Net interest margin (4)	3.82	3.81	3.78	3.87	4.01
Average interest-earning assets to average interest-bearing liabilities	119.93	117.42	115.24	114.51	117.42
Non-interest expense as a percent of average total assets	3.49	3.48	3.54	3.43	3.35

Efficiency ratio (5)	71.72	72.15	76.11	78.65	70.52

Asset Quality Ratios:
Non-accrual and 90 days or more past due loans as a percent of total loans receivable, net	2.51%	4.09%	4.32%	4.86%	5.36%
Non-performing assets as a percent of total assets (6)	3.75	5.19	5.01	5.53	5.52
Allowance for loan losses as a percent of total loans receivable, net (7)	1.99	2.15	2.21	2.09	2.59
Allowance for loan losses as a percent of non-performing loans (8)	79.28	52.48	51.18	43.01	47.11
Net charge-offs to average outstanding loans	0.65	0.66	1.13	2.45	0.79
Capital Ratios:
Total equity-to-assets ratio	12.03%	12.26%	11.68%	11.50%	12.43%
Average equity to average assets	12.19	11.98	11.81	12.05	12.72
__________________

(1)	Net income (loss) divided by average total assets.

(2)	Net income (loss) divided by average total equity.

(3)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(4)	Net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

(5)	Non-interest expenses divided by the sum of net interest income and non-interest income.

(6)	Non-performing assets include non-accrual loans, loans past due 90 days or more and still accruing, non-accrual investment securities, OREO and other repossessed assets.

(7)	Loans receivable includes loans held for sale and is before the allowance for loan losses.

(8)	Non-performing loans include non-accrual loans and loans past due 90 days or more and still accruing. Troubled debt restructured loans that are on accrual status are not included.

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

Special Note Regarding Forward-Looking Statements

Certain matters discussed on this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact and often include the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing loans in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;  secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System and of our bank subsidiary by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including as a result of Basel III; the impact of the Dodd Frank Wall Street Reform and Consumer Protection Act and implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; the failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common and preferred stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks described elsewhere in this Form 10-K.

Any of the forward-looking statements that we make in this Form 10-K and in the other public statements we make are based upon management's beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this annual report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal 2014 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company's results of operations and stock price performance.

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

While the Company believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request the Company to significantly increase or decrease its allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed elsewhere in this document.  Although management believes the level of the allowance as of September 30, 2013 was adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, results of examinations by the Company’s or the Bank’s regulators or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations.

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

Goodwill. Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired and liabilities assumed.  Goodwill is presumed to have an indefinite useful life and is analyzed annually for impairment.  An annual test is performed during the third quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired.  If the estimated fair value of the Company's sole reporting unit exceeds the recorded value of the reporting unit, goodwill is not considered impaired.

The goodwill impairment tests involves a two-step process. Step one of the goodwill impairment test estimates the fair value of the reporting unit utilizing the allocation of corporate value approach, the income approach and the market approach in order to derive an enterprise value for the Company. If the results of the Company's step one test indicate that the reporting unit's estimated fair value is less than its recorded value, a step two analysis is performed. In the step two analysis, the estimated fair value of assets and liabilities is calculated in order to determine the implied fair value of the Company's goodwill. If the implied value of the goodwill exceeds the recorded value of goodwill, then goodwill is not considered to be impaired.

A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. Such indicators may include, among others; a significant decline in the expected future cash flows; a sustained, significant decline in the Company's stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse assessment or action by a regulator; and unanticipated competition. Key assumptions used in the annual goodwill impairment test are highly judgmental and include: selection of comparable companies, amount of control premium, projected cash flows, discount rate applied to projected cash flows and method of estimating the fair value of loans. Any change in these indicators or key assumptions could have a significant negative impact on the Company's financial condition, impact the goodwill impairment analysis or cause the Company to perform a goodwill impairment analysis more frequently than once per year.

During the quarter ended June 30, 2013, the Company engaged a third party firm specializing in goodwill impairment valuations for financial institutions to help perform the annual test for goodwill impairment.  The test concluded that recorded goodwill was not impaired.  As of September 30, 2013, there have been no events or changes in the circumstances that would indicate a potential impairment.  No assurance can be given, however, that the Company will not record an impairment loss on goodwill in the future.

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

Operating Strategy

The Company is a bank holding company which operates primarily through its subsidiary, the Bank. The Bank is a community-oriented bank which has traditionally offered a wide variety of savings products to its retail customers while concentrating its lending activities on real estate loans. Weak economic conditions and ongoing stress on the housing and financial markets have prevailed since 2008 in portions of the United States, including Washington State where we hold substantially all of our loans and conduct all of our operations. The majority of our loans are secured by collateral and made to borrowers located in Washington State. Western Washington, which includes our primary market areas, has experienced home price declines, increased foreclosures, and has experienced above average unemployment rates.  As a result, our credit losses since 2008 have been at significantly higher levels than our historical experience and our net interest income and other operating revenues and expenses have also been adversely affected.  In response to the financial challenges in our market areas we have taken actions to manage our capital, reduce our exposure to speculative construction and land development loans and land loans and maintain higher levels of on balance sheet liquidity. We continue to originate residential fixed rate mortgage loans primarily for sale in the secondary market. We also continue to manage the growth of our commercial and multi-family real estate loan portfolios in a disciplined fashion while continuing to dispose of other real estate owned properties and increase retail deposits.

We believe the resolution of problem financial institutions and continued bank consolidation in western Washington will provide opportunities for the Company to increase market share within the communities it serves. We are currently pursuing the following strategies:

Improve Asset Quality. We are focused on monitoring existing performing loans, resolving non-performing assets and selling foreclosed assets. We have sought to reduce the level of non-performing assets through collections, write-downs, modifications and sales of OREO properties. We have taken proactive steps to resolve our non-performing loans, including negotiating payment plans, forbearances, loan modifications and loan extensions and accepting short payoffs on delinquent loans when such actions have been deemed appropriate.

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

Limit Exposure to Increasing Interest Rates. For many years the majority of the loans the Bank has retained in its portfolio have generally possessed periodic interest rate adjustment features or have been relatively short term in nature. Loans originated for portfolio retention have generally included ARM loans, short term construction loans, and to a lesser extent commercial business loans with interest rates tied to a market index such as the prime rate. Longer term fixed-rate mortgage loans have generally been originated for sale into the secondary market.

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

Sharp increases or decreases in interest rates may adversely affect the Bank's earnings.  Management of the Bank monitors the Bank's interest rate sensitivity through the use of a model provided by FIMAC Solutions, LLC (“FIMAC”), a company that specializes in providing the financial services industry interest risk rate risk and balance sheet management services. Based on a rate shock analysis prepared by FIMAC based on data at September 30, 2013, an immediate increase in interest rates of 200 basis points would increase the Bank’s projected net interest income by approximately 5.3%, primarily because a larger portion of the Bank's interest rate sensitive assets than interest rate sensitive liabilities would reprice within a one year period.  See “- Quantitative Aspects of Market Risk” below for additional information.  Management has sought to sustain the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Pursuant to this strategy, the Bank actively originates adjustable-rate loans for retention in its loan portfolio.  Fixed-rate mortgage loans with maturities greater than seven years generally are originated for the immediate or future resale in the secondary mortgage market.  At September 30, 2013, adjustable-rate mortgage loans constituted $358.1 million or 72.0%, of the Bank's total mortgage loan portfolio due after one year.  Although the Bank has sought to originate ARM loans, the ability to originate such loans depends to a great extent on market interest rates and borrowers' preferences.  In lower interest rate environments, borrowers often prefer fixed-rate loans.

Consumer, commercial business and construction and land development loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Bank’s exposure to fluctuations in interest rates. At September 30, 2013, the consumer, commercial business and construction and land development portfolios amounted to $39.0 million, $17.5 million and $45.1 million, or 6.7%, 3.0% and 7.8% of total loans receivable (including loans held for sale), respectively.

Quantitative Aspects of Market Risk.  The model provided for the Bank by FIMAC estimates the changes in net portfolio value ("NPV") and net interest income in response to a range of assumed changes in market interest rates.  The model first estimates the level of the Bank's NPV (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment.  In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates.  The model then recalculates the Bank's NPV under different interest rate scenarios.  The change in NPV under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk.  The following table is provided by FIMAC based on data at September 30, 2013.

Hypothetical	Net Interest Income (1)(2)			Current Market Value
Interest Rate	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Scenario (3)	Value	from Base	from Base	Value	from Base	from Base
(Basis Points)	(Dollars in thousands)
+400	$27,134	$2,245	9.02%	$149,047	$7,769	5.50%
+300	26,688	1,799	7.23	147,048	5,770	4.08
+200	26,217	1,328	5.34	145,307	4,029	2.85
+100	25,519	630	2.53	143,222	1,944	1.38
BASE	24,889	—	—	141,278	—	—
-100	24,015	(874)	(3.51)	138,671	(2,607)	(1.85)
-200	23,360	(1,529)	(6.14)	138,663	(2,615)	(1.85)
___________

(1)	Does not include loan fees.

(2)	Includes BOLI income, which is included in non-interest income on the Consolidated Financial Statements.

(3)	No rates in the model are allowed to go below zero.

Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit decay, and should not be relied upon as indicative of actual results.  Furthermore, the computations do not reflect any actions management may undertake in response to changes in interest rates.

In the event of a 100 basis point decrease in interest rates, the Bank would be expected to experience a 1.9% decrease in NPV and a 3.5% decrease in net interest income.  In the event of a 200 basis point increase in interest rates, a 2.9% increase in NPV and a 5.3% increase in net interest income would be expected.  Based upon the modeling described above, the Bank's asset and liability structure generally results in decreases in net interest income and NPV in a declining interest rate scenario and increases in net interest income and NPV in a rising rate scenario.

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

Comparison of Financial Condition at September 30, 2013 and September 30, 2012

The Company's total assets increased by $8.7 million, or 1.2%, to $745.6 million at September 30, 2013 from $737.0 million at September 30, 2012.  The increase was primarily attributable to an increase in net loans receivable and an increase in certificates of deposit ("CDs") held for investment.  These increases were partially offset by decreases in OREO and other repossessed assets, the prepaid FDIC insurance assessment and other assets.

Net loans receivable increased by $9.6 million, or 1.8%, to $548.1 million at September 30, 2013 from $538.5 million at September 30, 2012, primarily a result of increases in commercial real estate, one-to four-family construction and multi-family loans balances.  These increases were partially offset by decreases to commercial real estate construction, land, commercial business and one-to four-family loan balances.

Total deposits increased by $10.3 million, or 1.7%, to $608.3 million at September 30, 2013 from $597.9 million at September 30, 2012, primarily as a result of increases in money market, non-interest bearing, N.O.W. checking and savings account balances.  These increases were partially offset by a decrease in CD account balances.

Shareholders' equity decreased by $631,000, or 0.7%, to $89.7 million at September 30, 2013 from $90.3 million at September 30, 2012.  The decrease was primarily due to the repurchase of 4,576 shares of Series A Preferred Stock and the payment of dividends on preferred and common stock. These decreases to shareholders' equity were partially offset by net income for the year ended September 30, 2013. As of September 30, 2013, the Company exceeded all regulatory capital requirements required for bank holding company regulatory purposes. For additional details see Note 18 of the Notes to Consolidated Financial Statements

contained in "Item 8. Financial Statements and Supplementary Data" and "Item 1. Business - Regulation of the Company - Capital Requirements."

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $4.4 million, or 3.6%, to $124.5 million at September 30, 2013 from $120.2 million at September 30, 2012.  The increase was primarily due to a $6.6 million increase in CDs held for investment, which was partially offset by a $2.2 million decrease in total cash and cash equivalents.  The Company continued to maintain high levels of liquidity primarily for asset-liability management purposes.

Mortgage-backed Securities and Other Investments:  MBS and other investments decreased by $1.5 million, or 17.5%, to $6.8 million at September 30, 2013 from $8.3 million at September 30, 2012.  The decrease was primarily as a result of regular amortization and prepayments on MBS and $47,000 of OTTI charges recorded on private label residential MBS.  For additional details on MBS and other investments, see "Item 1, Business  -Investment Activities" and Note 3 of the Notes to the Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

Loans Receivable and Loans Held for Sale, Net of Allowance for Loan Losses:  Net loans receivable, including loans held for sale, increased by $9.6 million, or 1.8% to $548.1 million at September 30, 2013 from $538.5 million at September 30, 2012.  The increase was primarily a result of a $35.0 million increase in commercial real estate loan balances, a $7.5 million increase in custom and owner/builder residential construction loan balances, a $3.6 million increase in multi-family loan balances, a $484,000 increase in loans held for sale and a $689,000 decrease in the allowance for loan losses. These increases to net loans receivable were partially offset by an $18.0 million decrease in commercial construction loan balances, an $8.5 million decrease in land loan balances, a $5.1 million decrease in commercial business loan balances, a $3.2 million decrease in one- to four-family loan balances, a $452,000 decrease in speculative one-to four-family construction loan balances and a $2.2 million increase in the undisbursed portion of construction loans in process. The increase in commercial real estate loan balances and the decrease in commercial real estate construction loan balances were in part due to several commercial real estate construction projects completing the construction phase and converting to permanent financing during the year ended September 30, 2013.

Loan originations decreased by 4.6% to $217.8 million for the year ended September 30, 2013 from $228.3 million for the year ended September 30, 2012.  The decrease in loan originations was primarily due to a decrease in the level of multi-family loans and commercial business loans originated. The Company continued to sell longer-term fixed rate residential loans for asset-liability management purposes and to generate non-interest income.  The Company sold $89.4 million in fixed rate one- to four-family mortgage loans during the year ended September 30, 2013 compared to $97.4 million for the fiscal year ended September 30, 2012.  For additional information on loans, see "Item 1, Business   Lending Activities" and Note 4 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

Premises and Equipment:  Premises and equipment decreased by $122,000, or 0.7%, to $17.8 million at September 30, 2013 from $17.9 million at September 30, 2012.  The decrease was primarily due to the sale of a land parcel adjacent to a branch office and annual depreciation.  For additional information on premises and equipment, see "Item 2, Properties" and Note 6 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

Other Real Estate Owned:  OREO and other repossessed assets decreased by $1.6 million, or 11.9% to $11.7 million at September 30, 2013 from $13.3 million at September 30, 2012.  The decrease was primarily due to the disposition of $6.0 million in OREO properties and other repossessed assets and lower of cost or fair value losses of $2.1 million. These decreases in OREO were partially offset by the addition of $6.4 million in OREO properties and other repossessed assets and $146,000 in capitalized costs. At September 30, 2013, the OREO balance was comprised of 47 individual properties.  The properties consisted of 26 land parcels totaling $4.6 million, six commercial real estate properties totaling $3.2 million, three multi-family properties totaling $2.1 million and twelve single family homes totaling $1.8 million.  The largest OREO property was a multi-family property with a balance of $1.3 million.  For additional information on OREO and other repossessed assets, see "Item 1, Business Lending Activities  Nonperforming Assets" and Note 7 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

Bank Owned Life Insurance ("BOLI"):  BOLI increased $578,000, or 3.5%, to $17.1 million at September 30, 2013 from $16.5 million at September 30, 2012 due to net BOLI earnings.

Goodwill and Core Deposit Intangible ("CDI"):  The value of goodwill at $5.7 million at September 30, 2013 remained unchanged from September 30, 2012.  The amortized value of CDI decreased by $130,000 to $119,000 at September 30, 2013 from $249,000 at September 30, 2012 due to scheduled amortization.  The Company performed its annual review of goodwill during the quarter ended June 30, 2013 and determined that there was no impairment.  For additional information on goodwill and CDI, see Note 1 and Note 8 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

Mortgage Servicing Rights ("MSRs"):  MSRs increased $255,000, or 12.7%, to $2.3 million at September 30, 2013 from $2.0 million at September 30, 2012, primarily due to the addition of $728,000 in capitalized MSRs for new loans being serviced and a $475,000 valuation reserve recovery on MSRs reflecting the recent increase in mortgage interest rates. This increase was partially offset by amortization of $948,000 on MSRs during the year ended September 30, 2013. The principal amount of loans serviced for Freddie Mac increased $20.9 million, or 6.8% to $325.7 million at September 30, 2013 from $304.9 million at September 30, 2012.  For additional information on MSRs, see Note 5 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplemental Data."

Prepaid FDIC Insurance Assessment:  There was no prepaid FDIC insurance assessment at September 30, 2013 compared to $1.2 million at September 30, 2012 as a portion of the prepaid amount was expensed and the FDIC returned the remaining prepaid amount.

Deposits: Deposits increased by $10.3 million, or 1.7%, to $608.3 million at September 30, 2013 from $597.9 million at September 30, 2012.  The increase was primarily a result of an $19.6 million increase in money market account balances, a $12.4 million increase in non-interest account balances, a $6.0 million increase in NOW checking account balances and a $3.9 million increase in savings account balances.  These increases were partially offset by a $31.3 million decrease in CD account balances.  The increase in money market account balances and the decrease in CD accounts were in part due to the low interest rate environment, as some depositors opted to place maturing CD funds into non-maturity accounts to retain flexibility if interest rates increased.  The Company also experienced deposit inflows due to a number of customers transferring funds from other financial institutions during the year ended September 30, 2013.  For additional information on deposits, see "Item 1, Business   Deposit Activities and Other Sources of Funds" and Note 9 of the Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

FHLB Advances: FHLB advances were $45.0 million at September 30, 2013 and at September 30, 2012. For additional information on borrowings, see "Item 1, Business   Deposit Activities and Other Sources of Funds   Borrowings" and Note 10 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

Shareholders' Equity:  Total shareholders' equity decreased by $631,000, or 0.7%, to $89.7 million at September 30, 2013 from $90.3 million at September 30, 2012.  The decrease was primarily due to the repurchase of 4,576 shares of Series A Preferred Stock for $4.3 million and the payment (and accrual) of $1.5 million in dividends to common and preferred shareholders. These decreases to shareholder's equity were partially offset by net income of $4.8 million for the year ended September 30, 2013. For additional information on shareholders' equity, see the Consolidated Statements of Shareholders' Equity contained in "Item 8, Financial Statements and Supplementary Data."

Comparison of Operating Results for the Years Ended September 30, 2013 and 2012

Net income for the year ended September 30, 2013 increased $167,000, or 3.6%, to $4.76 million from $4.59 million for the year ended September 30, 2012.  Net income to common shareholders after adjusting for preferred stock dividends, preferred stock discount accretion and discount on redemption of preferred stock increased $501,000, or 14.2%, to $4.02 million for the year ended September 30, 2013 from $3.52 million for the year ended September 30, 2012.  Net income per diluted common share increased $0.06, or 11.5%, to $0.58 for the year ended September 30, 2013 from $0.52 for the year ended September 30, 2012. The increase in net income was primarily due to a decrease in the provision for loan losses, an increase in non-interest income and an increase in net interest income. These increases to net income were partially offset by an increase in non-interest expense and an increase in the provision for income taxes.

The decrease in the provision for loan losses was primarily a result of improved underlying credit quality metrics in the loan portfolio as the level of delinquent loans and loans graded substandard decreased during the year ended September 30, 2013.

The increase in non-interest income was primarily a result of an increase in the valuation recovery on MSRs and a reduction in net OTTI on MBS and other investments. These increases to non-interest income were partially offset by a decrease in service charges on deposits.

The increase in net interest income was primarily attributable to increases in the Company's average loans receivable and a decrease in the average balance of interest-bearing liabilities.

The increase in non-interest expense was primarily attributable to increases in OREO related expenses and salaries and employee benefits expense. These increases to non-interest expense were partially offset by the gain on disposition of premises and a decrease in loan administration and foreclosures expenses.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income:  Net interest income increased by $140,000, or 0.5%, to $25.80 million for the year ended September 30, 2013 from $25.66 million for the year ended September 30, 2012.  The increase in net interest income was primarily attributable to an increase in the Company's average loans receivable and a decrease in the average balance of interest-bearing liabilities.

Total interest and dividend income decreased by $1.37 million, or 4.3%, to $30.24 million for the year ended September 30, 2013 from $31.61 million for the year ended September 30, 2012 as the yield on interest earning assets decreased to 4.48% from 4.69%.  The decrease in the weighted average yield on interest earning assets was primarily a result of a decrease in overall market rates for loans.

Total interest expense decreased by $1.51 million to $4.44 million for the year ended September 30, 2013 from $5.95 million for the year ended September 30, 2012 as the average rate paid on interest-bearing liabilities decreased to 0.79% for the year ended September 30, 2013 from 1.04% for the year ended September 30, 2012.  The decrease in funding costs was primarily a result of a decrease in overall market rates, a change in the composition of deposit categories and a decrease in the average level of FHLB advances.

Average loans receivable increased $12.29 million to $556.82 million for the year ended September 30, 2013 from $544.52 million for the year ended September 30, 2012.  Average interest-bearing liabilities decreased $11.35 million to $562.83 million for the year ended September 30, 2013 from $574.18 million for the year ended September 30, 2012. The net interest margin increased one basis point to 3.82% for the year ended September 30, 2013 from 3.81% for the year ended September 30, 2012 as funding costs decreased at a greater rate than the yield on interest earning assets.

Provision for Loan Losses: The provision for loan losses decreased by $575,000, or 16.4%, to $2.93 million for the year ended September 30, 2013 from $3.50 million for the year ended September 30, 2012. Net charge-offs decreased by $7,000, or 0.2%, to $3.61 million for the year ended September 30, 2013 from $3.62  million for the year ended September 30, 2012.  The net charge-offs to average outstanding loans ratio was 0.65% for the year ended September 30, 2013 and 0.66% for the year ended September 30, 2012. The decrease in the provision for loan losses was primarily due to improved underlying credit quality metrics in the loan portfolio. The level of delinquent loans (loans 30 or more days past due) decreased by $12.17 million, or 40.2%, to $18.07 million at September 30, 2013 from $30.24 million at September 30, 2012 and the level of loans graded substandard decreased by $5.10 million, or 15.4%, to $27.98 million at September 30, 2013 from $33.08 million at September 30, 2012. Non-accruing loans decreased $7.72 million to $13.61 million at September 30, 2013 from $21.33 million at September 30, 2012.

The Company has established a comprehensive methodology for determining the provision for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses.  Impaired loans are subject to an impairment analysis to determine an appropriate reserve or write-down to be applied against each loan.  The aggregate principal impairment amount determined at September 30, 2013 was $3.08 million.

Based on the comprehensive methodology, management deemed the allowance for loan losses of $11.14 million at September 30, 2013 (1.99% of loans receivable and loans held for sale and 79.3% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.  While the Company believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that bank regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that, substantial increases will not be necessary should the quality of any loans deteriorate.  Any material increase in the allowance for loan losses would adversely affect the Company's financial condition and results of operations.  For additional information, see "Item 1, Business - Lending Activities -- Allowance for Loan Losses."

Non-interest Income: Total non-interest income increased by $481,000, or 4.9%, to $10.26 million for the year ended September 30, 2013 from $9.78 million for the year ended September 30, 2012.  This increase was primarily a result of a $465,000 increase in the valuation recovery on MSRs and a $167,000 reduction in net OTTI on MBS and other investments.  These increases to non-interest income were partially offset by a $132,000 decrease in service charges on deposits.

The Company's valuation recovery on MSRs increased by $465,000 to $475,000 for the year ended September 30, 2013 from $10,000 for the year ended September 30, 2012.  The valuation of the MSRs was based on a third party valuation of the MSR asset.  At September 30, 2013, the MSR asset had no remaining valuation allowance available for future recovery. The decrease in net OTTI charges on MBS and other investments was primarily due to a reduction in the level of credit related impairment on private label MBS in the Company's investment portfolio during the year ended September 30, 2013. At September 30, 2013, the Company's remaining private label MBS had been reduced to $2.44 million from an original acquired balance of $15.30 million. The reduction in service charges on deposits was a result of fewer overdrafts on checking accounts. Although gain on sale of loans increased slightly to $2.51 million for the year ended September 30, 2013 as compared to $2.47 million for the year ended September 30, 2012, the recent increase in mortgage rates may, however, reduce future volumes of loans originated for sale as refinancing activity declines.

Non-interest Expense:   Total non-interest expense increased by $296,000, or 1.2%, to $25.86 million for the year ended September 30, 2013 from $25.57 million for the year ended September 30, 2012.  The increase was primarily attributable to a $605,000 increase in OREO and other repossessed assets expense, a $555,000 increase in salaries and employee benefits and smaller increases in several other expense categories. These increases to non-interest expense were partially offset by a $431,000 gain on the disposition of premises and equipment, a $386,000 decrease to loan administration and foreclosure expenses and smaller decreases in several other expense categories.

The increase in OREO related expenses was primarily a result of a $1.02 million increase in the level of valuation write-downs based on updated appraisals received on OREO properties. The increase in OREO expenses due to valuation write-downs was partially offset by net gains on sales of OREO and other repossessed assets that totaled $266,000 for the year ended September 30, 2013 compared to a net loss of $(373,000) for the year ended September 30, 2012. The increase in salaries and employee benefits expense was primarily due to annual salary adjustments and the hiring of additional lending department personnel. The gain on disposition of premises was a result of the sale of a land parcel adjacent to a branch office. The decrease in loan administration and foreclosure expense was primarily a result of decreased foreclosure related activity.

The Company's efficiency ratio improved to 71.72% for the year ended September 30, 2013 from 72.15% for the year ended September 30, 2012.

Provision for Federal Income Taxes: The provision for federal and state income taxes increased by $733,000, or 41.2% to $2.51 million for the year ended September 30, 2013 from $1.78 million for the year ended September 30, 2012, primarily due to increased income before income taxes and a deferred tax valuation allowance adjustment related to the expiration of a capital loss carry-forward.  The Company's effective federal and state income tax rate was 34.6% for the year ended September 30, 2013 compared to 28.0% for the year ended September 30, 2012.  The difference in the effective tax rate was primarily due to adjustments to the Company's deferred tax valuation allowance.  During the year ended September 30, 2013, the provision for income taxes was increased by $236,000 due to the expiration of a capital loss carry-forward. During the year ended September 30, 2012, the provision for income taxes was reduced by $205,000 due to a deferred tax valuation recovery based on the expectation of certain tax planning strategies. For additional information on federal income taxes, see Note 13 of the Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

Comparison of Operating Results for the Years Ended September 30, 2012 and 2011

Net income was $4.59 million for the year ended September 30, 2012 compared to $1.10 million for the year ended September 30, 2011.  Net income to common shareholders after adjusting for preferred stock dividends and preferred stock discount accretion was $3.52 million for the year ended September 30, 2012 compared to $32,000 for the year ended September 30, 2011.  Net income per diluted common share was $0.52 for the year ended September 30, 2012 compared to $0.00 per diluted common share for the year ended September 30, 2011.  The increase in net income was primarily due to a decrease in the provision for loan losses, and an increase in non-interest income partially offset by an increase in the provision for income taxes. Also contributing to the improvement in net income were an increase in net interest income and a decrease in non-interest expense.

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

The decrease in non-interest expense was primarily attributable to decreases in salaries and employee benefits expense, FDIC insurance expense, other insurance expense and loan administration and foreclosure expense. These decreases to non-interest expense were partially offset by an increase in OREO related expenses.

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

Provision for Loan Losses: The provision for loan losses decreased by $3.26 million, or 48.2%, to $3.50 million for the year ended September 30, 2012 from $6.76 million for the year ended September 30, 2011.  Net charge-offs decreased by $2.46 million, or 40.4%,  to $3.62 million for the year ended September 30, 2012 from $6.08  million for the year ended September 30, 2011.  The net charge-offs to average outstanding loans ratio was 0.66% for the year ended September 30, 2012 and 1.13% for the year ended September 30, 2011.

Non-interest Income: Total non-interest income increased by $1.10 million, or 12.7%, to $9.78 million for the year ended September 30, 2012 from $8.68 million for the year ended September 30, 2011.  This increase was primarily a result of a $924,000 increase in gains on sale of loans, a $261,000 increase in ATM and debit card interchange transaction fees and a $233,000 reduction in net OTTI on MBS and other investments. These increases to non-interest income were partially offset by a $395,000 decrease in the valuation recovery on MSRs and a $112,000 decrease in service charges on deposits.

The increased income from loan sales was primarily a result of an increase in the amount of residential loans sold in the secondary market for the year ended September 30, 2012. The sale of one-to four-family mortgage loans increased to $97.4 million for the year ended September 30, 2012 from $62.5 million for the year ended September 30, 2011. The increased loan sales were primarily due to increased refinance activity that was attributable to decreased interest rates for fixed rate mortgage loans. The increased ATM and debit card interchange transaction fees were primarily due to several deposit promotions designed to increase ATM and debit card usage. The decrease in OTTI charges on MBS and other investments was primarily due to a reduction in the level of private label MRS in the Company's investment portfolio. At September 30, 2012 the Company's remaining private label MBS had be reduced to $2.78 million from an original acquired balance of $15.30 million.

The Company's valuation recovery on MSRs decreased by $395,000 to $10,000 for the year ended September 30, 2012 from $405,000 for the year ended September 30, 2011. The valuation of the MSRs was based on a third party valuation of the MSR asset. At September 30, 2012, the MSR asset had a remaining valuation allowance of $475,000 available for future recovery.

The reduction in service charges on deposits was a result of fewer overdrafts on checking accounts.

Non-interest Expense:   Total non-interest expense decreased by $395,000, or 1.5%, to $25.57 million for the year ended September 30, 2012 from $25.96 million for the year ended September 30, 2011. The decrease was primarily attributable to a $528,000 decrease in salaries and employee benefits, a $219,000 decrease in FDIC insurance expense, a $147,000 decrease in other insurance expense and $143,000 decrease in loan administration and foreclosure expense. These decreased to non-interest expense were partially offset by a $608,000 increase in OREO and other repossessed assets expense.

The decrease in salaries and employee benefits expense was partially a result of an increased level of loan originations. Under GAAP, the portion of a loan origination fees that is attributable to the estimated employee costs to generate the loan is recorded as a reduction to salaries and employee benefit expense. With the increase in loan originations, the loan originations fees that reduced salaries and employee benefit expense increased by $480,000 during the year ended September 30, 2012 compared to the year ended September 30, 2011.

The decrease in FDIC insurance expense was primarily due to changes in the assessment calculation as a result of the implementation of the Dodd-Frank Act. The decrease in other insurance expenses was primarily a result of reduced insurance premiums. The decrease in loan administration and foreclosure expense was primarily a result of decreased foreclosure related expenses.

The increase in OREO related expenses and loan foreclosure related expenses were primarily a result of an increase in the number of OREO properties held and valuation write-downs based on updated appraisals received for several properties.

The Company's efficiency ratio improved to 72.15% for the year ended September 30, 2012 from 76.11% for the year ended September 30, 2011.

Provision for Federal Income Taxes: The provision for federal income taxes increased by $1.48 million, or 485.9%, to $1.78 million for the year ended September 30, 2012 from $304,000 for the year ended September 30, 2011, primarily due to increased income before taxes. The Company's effective federal and state income tax rate was 28.0% for the year ended September 30, 2012 compared to 21.8% for the year ended September 30, 2011. The difference in the effective tax rate was primarily due to a higher percentage of income subject to tax. Also impacting the effective tax rate were changes to the Company's deferred tax valuation allowance. During the year ended September 30, 2012, the provision for income taxes was reduced by approximately $205,000 due to a deferred tax valuation recovery based on the expected implementation of certain tax planning strategies. The deferred tax valuation allowance relates to a capital loss carry-forward on the sale of securities in fiscal 2008.

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

	Year Ended September 30,
	2013			2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
				(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)(2)	$556,815	$29,591	5.31%	$544,524	$30,831	5.66%	$537,740	$32,976	6.13%
Mortgage-backed securities and other investments	6,595	281	4.26	8,479	404	4.75	11,625	612	5.26
FHLB stock and equity securities	6,561	29	0.44	6,707	32	0.48	6,680	31	0.46
Interest-bearing deposits	105,055	336	0.32	114,514	338	0.30	117,491	347	0.29
Total interest-earning assets	675,026	30,237	4.48	674,224	31,605	4.69	673,536	33,966	5.04
Non-interest-earning assets	65,803			60,927			59,792

Total assets	$740,829			$735,151			$733,328

Interest-bearing liabilities:
Savings accounts	90,376	55	0.06	$87,020	245	0.28	$73,696	459	0.62
Money market accounts	86,558	246	0.28	70,111	334	0.48	57,996	435	0.75
NOW accounts	151,980	463	0.30	152,983	651	0.43	157,095	1,415	0.90
Certificates of deposit	188,564	1,804	0.96	215,759	2,721	1.26	240,174	3,827	1.59
Short-term borrowings (3)	352	—	0.05	699	—	0.05	511	—	0.05
Long-term borrowings (4)	45,000	1,871	4.16	47,603	1,996	4.19	55,000	2,397	4.35
Total interest bearing liabilities	562,830	4,439	0.79	574,175	5,947	1.04	584,472	8,533	1.46
Non-interest bearing liabilities	87,698			72,888			62,225
Total liabilities	650,528			647,063			646,697

Shareholders' equity	90,301			88,088			86,631
Total liabilities and shareholders' equity	$740,829			$735,151			$733,328

Net interest income		$25,798			$25,658			$25,433
Interest rate spread.			3.69%			3.65%			3.58%
Net interest margin (5)			3.82%			3.81%			3.78%
Ratio of average interest-earning assets to average interest-bearing liabilities			119.93%			117.42%			115.24%
_______________________________________________

(1)
Does not include interest on loans on non-accrual status.  Includes loans originated for sale.  Amortized net deferred loan fees, late fees, extension fees and prepayment penalties (2013, $522; 2012, $802; and 2011, $835) included with interest and dividends.

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

	Year Ended September 30, 2013 Compared to Year Ended September 30, 2012 Increase (Decrease) Due to				Year Ended September 30, 2012 Compared to Year Ended September 30, 2011 Increase (Decrease) Due to
	Rate		Volume	Net Change	Rate	Volume	Net Change
				(In thousands)
Interest-earning assets:
Loans receivable (1)	$(1,925)		$685	$(1,240)	$(2,555)	$411	$(2,144)
Mortgage-backed securities and other investments	(39)		(84)	(123)	(55)	(154)	(209)
FHLB stock and equity securities	(3)		—	(3)	1	—	1
Interest-bearing deposits	27		(29)	(2)	—	(9)	(9)
Total net change in income on interest-earning assets	(1,940)		572	(1,368)	(2,609)	248	(2,361)

Interest-bearing liabilities:
Savings accounts	(199)		9	(190)	(286)	72	(214)
Money market accounts	(155)		67	(88)	(180)	79	(101)
NOW accounts	(184)		(4)	(188)	(728)	(36)	(764)
Certificates of deposit	(602)		(315)	(917)	(744)	(362)	(1,106)
Long-term borrowings	(17)		(108)	(125)	(88)	(313)	(401)
Total net change in expense on interest-bearing liabilities	(1,157)		(351)	(1,508)	(2,026)	(559)	(2,586)
Net change in net interest income	$(783)	—	$923	$140	$(583)	$808	$225
______________

(1)	Excludes interest on loans on non-accrual status. Includes loans originated for sale.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities.  The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At September 30, 2013, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 19.17%.  At September 30, 2013, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 25% of total assets, limited by available collateral, under which $45.0 million was outstanding.  The Bank maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.  At September 30, 2013 the Bank had no outstanding balance on this borrowing line. The Bank also maintains a $10.0 million overnight borrowing line with PCBB. At September 30, 2013, the Bank did not have an outstanding balance on this borrowing line.

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

The Bank's primary investing activity is the origination of mortgage loans.  During the years ended September 30, 2013, 2012 and 2011, the Bank originated $203.1 million, $215.0 million and $142.4 million of mortgage loans, respectively.  At September 30, 2013, the Bank had loan commitments totaling $41.6 million and undisbursed loans in process totaling $18.5 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  Certificates of deposit that are scheduled to mature in less than one year from September 30, 2013 totaled $111.5 million.  Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the years ended September 30, 2013, 2012 and 2011, the Bank sold $89.4 million, $97.4 million and $62.5 million in fixed rate, one- to four-family mortgage loans, respectively.  During the years ended September 30, 2013, 2012 and 2011, the Bank received $113.2 million, $121.1 million and $96.7 million in principal repayments, respectively.

The Bank’s liquidity has been impacted by increases in deposit levels.  During the years ended September 30, 2013, 2012 and 2011, deposits increased by $10.3 million, $5.2 million and $13.8 million, respectively.

Cash and cash equivalents, certificate of deposits held for investment and mortgage-backed securities and other investments increased to $131.4 million at September 30, 2013 from $128.4 million at September 30, 2012.

Timberland Bancorp is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. Sources of capital and liquidity for Timberland Bancorp include principal and interest payments on the loan receivable from the Employee Stock Ownership Plan ("ESOP"), distributions from the Bank and the issuance of debt or equity securities, although there are regulatory restrictions on the ability of the Bank to pay dividends. At September 30, 2013, Timberland Bancorp (on an unconsolidated basis) had liquid assets of $505,000.

Bank holding companies and federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital.  At September 30, 2013, Timberland Bancorp and the Bank were in compliance with all applicable capital requirements.  For additional details see Note 18 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” and “Item 1. Business - Regulation of the Bank - Capital Requirements.”

Contractual obligations.  The following table presents, as of September 30, 2013, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date or contractual maturity.  These contractual obligations, except for the operating lease obligations are included in the Consolidated Balance Sheet.  The payment amounts represent those amounts contractually due at September 30, 2013.

	Payments due by period
	Less than 1 year	1 year through 3 years	After 3 years through 5 years	After 5 years	Total
Contractual obligations
	(In thousands)
Short-term debt obligations	$—	$—	$—	$—	$—
Long-term debt obligations	—	—	45,000	—	45,000
Operating lease obligations	183	384	148	166	881
Total contractual obligations	$183	$384	$45,148	$166	$45,881

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

Item 8.  Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

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

The Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control -- Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of September 30, 2013.  Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2013.

TIMBERLAND BANCORP, INC. AND SUBSIDIARY

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	73
Consolidated Balance Sheets as of September 30, 2013 and 2012	74
Consolidated Statements of Income For the Years Ended
September 30, 2013, 2012 and 2011	76
Consolidated Statements of Comprehensive Income For the
Years Ended September 30, 2013, 2012 and 2011	78
Consolidated Statements of Shareholders' Equity For the
Years Ended September 30, 2013, 2012 and 2011	79
Consolidated Statements of Cash Flows For the Years Ended
September 30, 2013, 2012 and 2011	81
Notes to Consolidated Financial Statements	83

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Timberland Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Timberland Bancorp, Inc. and Subsidiary (collectively, “the Company”) as of September 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Timberland Bancorp, Inc. and Subsidiary as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Delap LLP

Lake Oswego, Oregon
December 11, 2013

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
September 30, 2013 and 2012

	2013	2012
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$12,879	$11,008
Interest-bearing deposits in banks	81,617	85,660
Total cash and cash equivalents	94,496	96,668

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	30,042	23,490
Mortgage-backed securities (“MBS”) and other investments - held to maturity, at amortized cost (estimated fair value of $3,533 and $3,632)	2,737	3,339
MBS and other investments - available for sale	4,101	4,945
Federal Home Loan Bank of Seattle (“FHLB”) stock	5,452	5,655

Loans receivable, net of allowance for loan losses of $11,136 and $11,825	546,193	537,053
Loans held for sale	1,911	1,427
Net loans receivable	548,104	538,480

Premises and equipment, net	17,764	17,886
Other real estate owned (“OREO”) and other repossessed assets, net	11,720	13,302
Accrued interest receivable	1,972	2,183
Bank owned life insurance (“BOLI”)	17,102	16,524
Goodwill	5,650	5,650
Core deposit intangible (“CDI”)	119	249
Mortgage servicing rights (“MSRs”), net	2,266	2,011
Prepaid Federal Deposit Insurance Corporation (“FDIC”) insurance assessment	—	1,186
Other assets	4,123	5,386
Total assets	$745,648	$736,954

Liabilities and shareholders’ equity
Liabilities:
Deposits:
Non-interest-bearing demand	$87,657	$75,296
Interest-bearing	520,605	522,630
Total deposits	608,262	597,926

FHLB advances	45,000	45,000
Repurchase agreements	—	855
Other liabilities and accrued expenses	2,698	2,854
Total liabilities	655,960	646,635

Commitments and contingencies (See Note 16)
See notes to consolidated financial statements

Consolidated Balance Sheets (Continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
September 30, 2013 and 2012

Shareholders’ equity	2013	2012
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $0.01 par value; 1,000,000 shares authorized; redeemable at $1,000 per share: 12,065 shares issued and outstanding - September 30, 2013 16,641 shares issued and outstanding - September 30, 2012	$11,936	$16,229
Common stock, $0.01 par value; 50,000,000 shares authorized; 7,045,036 shares issued and outstanding	10,570	10,484
Unearned shares issued to Employee Stock Ownership Plan (“ESOP”)	(1,454)	(1,719)
Retained earnings	68,998	65,788
Accumulated other comprehensive loss	(362)	(463)
Total shareholders’ equity	89,688	90,319
Total liabilities and shareholders’ equity	$745,648	$736,954
See notes to consolidated financial statements

Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2013, 2012, and 2011

	2013	2012	2011
Interest and dividend income
Loans receivable	$29,591	$30,831	$32,976
MBS and other investments	281	404	612
Dividends from mutual funds and FHLB stock	29	32	31
Interest-bearing deposits in banks	336	338	347
Total interest and dividend income	30,237	31,605	33,966

Interest expense

Deposits	2,568	3,951	6,136
FHLB advances	1,871	1,996	2,397
Total interest expense	4,439	5,947	8,533

Net interest income	25,798	25,658	25,433

Provision for loan losses	2,925	3,500	6,758

Net interest income after provision for loan losses	22,873	22,158	18,675

Non-interest income

Other than temporary impairment (“OTTI”) on MBS and other investments	(15)	(206)	(236)
Adjustment for portion recognized in other comprehensive loss (before taxes)	(32)	(8)	(211)
Net OTTI on MBS and other investments	(47)	(214)	(447)

Realized losses on MBS and other investments	—	—	(2)
Gain on sales of MBS and other investments	—	22	79
Service charges on deposits	3,663	3,795	3,907
ATM and debit card interchange transaction fees	2,142	2,172	1,911
BOLI net earnings	577	607	517
Gain on sales of loans, net	2,507	2,472	1,548
Escrow fees	184	118	73
Fee income from non-deposit investment sales	82	71	92
Valuation recovery on MSRs, net	475	10	405
Other	679	728	598
Total non-interest income, net	10,262	9,781	8,681

 See notes to consolidated financial statements

Consolidated Statements of Income (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2013, 2012, and 2011

	2013	2012	2011
Non-interest expense
Salaries and employee benefits	$12,605	$12,050	$12,578
Premises and equipment	2,835	2,676	2,632
(Gain) loss on disposition of premises and equipment, net	(431)	—	16
Advertising	742	726	800
OREO and other repossessed assets, net	2,587	1,982	1,374
ATM	857	794	802
Postage and courier	443	501	540
Amortization of CDI	130	148	167
State and local taxes	576	608	622
Professional fees	856	822	753
FDIC insurance	685	942	1,161
Other insurance	174	212	359
Loan administration and foreclosure	430	816	959
Data processing and telecommunications	1,232	1,265	1,172
Deposit operations	607	776	675
Other	1,536	1,250	1,353
Total non-interest expense	25,864	25,568	25,963

Income before income taxes	7,271	6,371	1,393

Provision for federal income taxes	2,514	1,781	304
Net income	4,757	4,590	1,089

Preferred stock dividends	(710)	(832)	(832)
Preferred stock discount accretion	(283)	(240)	(225)
Discount on redemption of preferred stock	255	—	—

Net income to common shareholders	$4,019	$3,518	$32

Net income per common share
Basic	$0.59	$0.52	$—
Diluted	$0.58	$0.52	$—

See notes to consolidated financial statements

Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2013, 2012, and 2011

	2013	2012	2011
Comprehensive income:
Net income	$4,757	$4,590	$1,089
Unrealized holding gain on securities available for sale, net of tax	23	14	14
Change in OTTI on securities held to maturity, net of tax:
Additions	—	(27)	(65)
Additional amount recognized related to credit loss for which OTTI was previously recognized	15	8	16
Amount reclassified to credit loss for previously recorded market loss	6	24	188
Accretion of OTTI securities held to maturity, net of tax	57	46	43

Total comprehensive income	$4,858	$4,655	$1,285

See notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2013, 2012 and 2011

	Number of Shares		Amount		Unearned Shares Issued to ESOP		Accumulated Other Compre- hensive Loss
	Preferred Stock	Common Stock	Preferred Stock	Common Stock		Retained Earnings		Total
September 30, 2010	16,641	7,045,036	$15,764	$10,377	$(2,247)	$62,238	$(724)	$85,408

Net income	—	—	—	—	—	1,089	—	1,089
Accretion of preferred stock discount	—	—	225	—	—	(225)	—	—
5% preferred stock dividend	—	—	—	—	—	(832)	—	(832)
Earned ESOP shares, net of tax	—	—	—	(61)	264	—	—	203
MRDP (1) compensation expense, net of tax	—	—	—	134	—	—	—	134
Stock option compensation expense	—	—	—	7	—	—	—	7
Unrealized holding gain on securities available for sale, net of tax	—	—	—	—	—	—	14	14
Change in OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	139	139
Accretion of OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	43	43

September 30, 2011	16,641	7,045,036	15,989	10,457	(1,983)	62,270	(528)	86,205

Net income	—	—	—	—	—	4,590	—	4,590
Accretion of preferred stock discount	—	—	240	—	—	(240)	—	—
5% preferred stock dividend	—	—	—	—	—	(832)	—	(832)
Earned ESOP shares, net of tax	—	—	—	(65)	264	—	—	199
MRDP compensation expense, net of tax	—	—	—	77	—	—	—	77
Stock option compensation expense	—	—	—	15	—	—	—	15
Unrealized holding gain on securities available for sale, net of tax	—	—	—	—	—	—	14	14
Change in OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	5	5
Accretion of OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	46	46

September 30, 2012	16,641	7,045,036	16,229	10,484	(1,719)	65,788	(463)	90,319

(1) 1998 Management Recognition and Development Plan (“MRDP”).

See notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2013, 2012 and 2011

	Number of Shares		Amount		Unearned Shares Issued to ESOP		Accumulated Other Compre- hensive Loss
	Preferred Stock	Common Stock	Preferred Stock	Common Stock		Retained Earnings		Total
September 30, 2012	16,641	7,045,036	$16,229	$10,484	$(1,719)	$65,788	$(463)	$90,319

Net income	—	—	—	—	—	4,757	—	4,757
Accretion of preferred stock discount	—	—	283	—	—	(283)	—	—
Redemption of preferred stock	(4,576)	—	(4,576)	—	—	255	—	(4,321)
5% preferred stock dividends	—	—	—	—	—	(885)	—	(885)
Common stock dividends ($0.09 per common share)	—	—	—	—	—	(634)	—	(634)
Earned ESOP shares, net of tax	—	—	—	6	265	—	—	271
MRDP compensation expense, net of tax	—	—	—	31	—	—	—	31
Stock option compensation expense	—	—	—	49	—	—	—	49
Unrealized holding gain on securities available for sale, net of tax	—	—	—	—	—	—	23	23
Change in OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	21	21
Accretion of OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	57	57

September 30, 2013	12,065	7,045,036	$11,936	$10,570	$(1,454)	$68,998	$(362)	$89,688

See notes to consolidated financial statements

Consolidated Statements of Cash Flows
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2013, 2012, and 2011

	2013	2012	2011
Cash flows from operating activities
Net income	$4,757	$4,590	$1,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,095	940	992
Deferred federal income taxes	777	154	156
Amortization of CDI	130	148	167
Earned ESOP shares	265	264	264
MRDP compensation expense	39	105	171
Stock option compensation expense	49	15	7
Gains on sale of MBS and other investments	—	(22)	(79)
Net OTTI on MBS and other investments	47	214	447
Realized losses on MBS and other investments	—	—	2
(Gain) loss on sale of OREO and other repossessed assets, net	(264)	373	(548)
Gains on sale of loans, net	(2,507)	(2,472)	(1,548)
(Gain) loss on disposition of premises and equipment, net	(431)	—	16
Provision for loan losses	2,925	3,500	6,758
Provision for OREO losses	2,064	1,048	1,402
Loans originated for sale	(87,329)	(93,073)	(63,945)
Amortization of MSRs	948	805	681
Proceeds from sales of loans	89,352	97,357	63,738
Recovery of MSRs valuation allowance	(475)	(10)	(405)
BOLI net earnings	(577)	(607)	(517)
Decrease in deferred loan origination fees	(60)	(180)	(287)
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	767	2,239	2,138
Net cash provided by operating activities	11,572	15,388	10,699

Cash flows from investing activities
Net increase in CDs held for investment	(6,552)	(4,831)	(612)
Activity in MBS and other investments held to maturity: Maturities and prepayments	689	751	850
Activity in MBS and other investments available for sale: Maturities and prepayments	891	1,042	2,243
Proceeds from sales	—	743	2,272
Redemption of FHLB stock	203	50	—
Increase in loans receivable, net	(15,819)	(22,860)	(10,157)
Additions to premises and equipment	(1,302)	(1,436)	(1,015)
Proceeds from sales of OREO and other repossessed assets	3,596	2,555	4,181
Proceeds from disposition of premises and equipment, net	760	—	—
Purchase of BOLI	—	—	(2,000)
Net cash used in investing activities	(17,534)	(23,986)	(4,238)

See notes to consolidated financial statements

Consolidated Statements of Cash Flows (continued)
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2013, 2012, and 2011

	2013	2012	2011
Cash flows from financing activities
Net increase in deposits	$10,336	$5,248	$13,809
Repayment of FHLB advances	—	(10,000)	(20,000)
Net increase (decrease) in repurchase agreements	(855)	126	107
ESOP tax effect	6	(65)	(61)
MRDP compensation tax effect	(8)	(28)	(37)
Repurchase of preferred stock	(4,321)	—	—
Payment of dividends	(1,368)	(2,080)	—
Net cash provided by (used in) financing activities	3,790	(6,799)	(6,182)

Net increase (decrease) in cash and cash equivalents	(2,172)	(15,397)	279

Cash and cash equivalents
Beginning of period	96,668	112,065	111,786

End of period	$94,496	$96,668	$112,065

Supplemental disclosure of cash flow information
Income taxes paid	$1,793	$2,343	$2,097
Interest paid	4,523	6,089	8,725

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$6,375	$9,443	$5,782
Loans originated to facilitate the sale of OREO	2,708	3,095	1,538

See notes to consolidated financial statements

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

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

Certain prior year amounts have been reclassified to conform to the fiscal 2013 presentation with no change to net income or shareholders’ equity previously reported.

Segment Reporting

The Company has one reportable operating segment which is defined as community banking in western Washington under the operating name, “Timberland Bank.”

Preferred Stock Sold in Troubled Asset Relief Program ("TARP") Capital Purchase Program ("CPP")

On December 23, 2008, the Company received $16.64 million from the U.S. Treasury Department ("Treasury") as a part of the Treasury's CPP, which was established as part of the TARP. The Company sold 16,641 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A ("Series A Preferred Stock"), with a liquidation value of $1,000 per share and a related warrant to purchase 370,899 shares of the Company's common stock at an exercise price of $6.73 per share (subject to anti-dilution adjustments) at any time through December 23, 2018. The Series A Preferred Stock pays a 5.0% dividend through December 23, 2013, after which the rate increases to 9.0% until the preferred stock is redeemed by the Company.

The proceeds received in connection with the issuance of the Series A Preferred Stock were allocated between the preferred stock and detachable warrant based on their relative fair values on the date of issuance. As a result, the preferred stock's initial recorded value was at a discount from the liquidation value or stated value. The discount from the liquidation value is accreted to the expected redemption date and charged to retained earnings. This accretion is recorded using the level-yield method.

On November 13, 2012, the Company’s outstanding 16,641 shares of Series A Preferred Stock were sold by the Treasury as part of Treasury's efforts to manage and recover its investments under the TARP. While the sale of this preferred stock to new owners did not result in any proceeds to the Company and did not change the Company’s capital position or accounting for these securities, it did eliminate restrictions put in place by the Treasury on TARP recipients.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

On June 12, 2013, the Treasury sold, to private investors, the warrant to purchase up to 370,899 shares of the Company’s common stock.  The sale of the warrant to new owners did not result in any proceeds to the Company and did not change the Company's capital position or accounting for the warrant.

During the year ended September 30, 2013, the Company purchased and retired 4,576 shares of its Series A Preferred Stock for $4.32 million; a discount from liquidation value of $255,000. The discount from liquidation value on the repurchased shares was recorded as an increase to retained earnings.

On November 19, 2013, the Board of Directors (the "Board") of the Company approved the redemption of the remaining 12,065 shares of Series A Preferred Stock, subject to obtaining regulatory approval. The Company has submitted an application to the Federal Reserve Bank of San Francisco ("FRB") for approval to redeem the Series A Preferred Stock.

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

Declines in the fair value of individual securities available for sale that are deemed to be other than temporary are reflected in earnings when identified.  The fair value of the security then becomes the new cost basis.  For individual securities which the Company does not intend to sell and it is not more likely than not that the Company will be required to sell before recovery of its amortized cost basis, the other than temporary decline in the fair value of the security related to 1) credit loss is recognized in earnings and 2) market or other factors is recognized in other comprehensive income (loss).  Credit loss is recorded if the present value of cash flows is less than the amortized cost.  For individual securities which the Company intends to sell or more likely than not will not recover all of its amortized cost, the OTTI is recognized in earnings equal to the entire difference between the security’s cost basis and its fair value at the consolidated balance sheet date.  For individual securities for which credit loss has been recognized in earnings, interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized.  Interest received after accruals have been suspended is recognized on a cash basis.

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

The Company evaluated its investment in the FHLB stock for OTTI, consistent with its accounting policy.  Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB, the actions being taken by the FHLB to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company does not believe that its investment in the FHLB is impaired.  Further, during the year ended September 30, 2012, the Federal Housing Finance Agency (“Finance Agency”) upgraded the FHLB’s capital classification to “adequately capitalized” and granted the FHLB authority to repurchase up to $25 million of excess capital stock per quarter at par value, provided they receive a non-objection for each quarter’s repurchase from the Finance Agency.  The FHLB announced in July 2013 that, based on its second quarter 2013 financial results, their board of directors had declared a $0.025 per share cash dividend. This represented the first dividend in a number

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

of years. Even though the Company did not determine its investment in the FHLB stock was impaired at September 30, 2013, future deterioration of the FHLB’s financial condition may result in future impairment losses.

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

Non-Performing Loans

Loans on non-accrual status and loans past due 90 days or more and still accruing interest are considered to be non-performing loans.

Troubled Debt Restructured Loans

A troubled debt restructured loan is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a significant concession to the borrower that the Company would not otherwise consider.

The loan terms which have been modified or restructured due to a borrower’s financial difficulty, include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizing, extensions, deferrals and renewals.  Troubled debt restructured loans are considered impaired and are individually evaluated for impairment. Troubled debt restructured loans are classified as non-performing unless they have been performing in accordance with modified terms for a period of at least six months.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio.  The allowance is provided based upon management's comprehensive analysis of the pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and a detailed analysis of individual loans for which full collectability may not be assured.  The detailed analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment.  The allowance consists of specific and general components.  The specific component relates to loans that are deemed impaired.  For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value less selling costs, if applicable, or observable market price) of the impaired loan is lower than the recorded value of that loan.  The general component covers non-classified loans and classified loans that are not evaluated individually for impairment and is based on historical loss experience

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

adjusted for qualitative factors.  The Company's historical loss experience is determined by evaluating the average net charge-offs over the most recent economic cycle, but not to exceed six years. Qualitative factors are determined by loan type and allow management to augment reserve levels to reflect the current general economic environment and portfolio performance trends including recent charge-off trends.  Allowances are provided based on management’s continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, collateral values, geographic concentrations, seasoning of the loan portfolio, specific industry conditions, the duration of the current business cycle and regulatory requirements.  The appropriateness of the allowance for loan losses is estimated based upon these factors and trends identified by management at the time consolidated financial statements are prepared.

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

A provision for loan losses is charged against operations and is added to the allowance for loan losses based on a quarterly comprehensive analysis of the loan portfolio. The allowance for loan losses is allocated to certain loan categories based on the relative risk characteristics, asset classifications and actual loss experience of the loan portfolio.  While management has allocated the allowance for loan losses to various loan portfolio segments, the allowance is general in nature and is available for the loan portfolio in its entirety.

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

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

Goodwill

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  Goodwill is presumed to have an indefinite useful life and is analyzed annually for impairment.  An annual review is performed during the third quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired.  If the estimated fair value of the Company’s sole reporting unit exceeds the recorded value of the reporting unit, goodwill is not considered impaired and no additional analysis is necessary.

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

The allocation of corporate value approach applies the aggregate market value of the Company and divides it among the reporting units. The Company has a single reporting unit. The aggregate market value was based on the Company's common stock market price on May 31, 2013, adjusted for a control premium and the value of preferred stock (at its liquidation value). A key assumption in this approach is the control premium applied to the aggregate market value. A control premium is utilized to adjust the value of a company to its value from the perspective of a controlling interest which is generally higher than the value determined using a widely quoted market price per share. The Company used an expected control premium of 30%, which was based on comparable transaction history.

The income approach uses a reporting unit's projection of estimated operating results and cash flows that are discounted using a rate that reflects current market conditions. The projection uses management's estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Key assumptions used by the Company in its discounted cash flow model (income approach) included an annual revenue growth rate that approximated 3.0% and a return on assets that ranged from 0.54% to 1.01% (average of 0.73%). In addition to the above projections of estimated operating results, key assumptions used to determine the

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

fair value estimate under the income approach were the discount rate of 15.0% utilized for the Company's cash flow estimate and a terminal value of 1.25 times the ending book value of the reporting unit. The Company used a build-up approach in developing the discount rate including an assessment of the risk free interest rate, the rate of return expected from publicly traded stocks based on an analysis of historical data, the industry the Company operates in and the size of the Company.

The market approach estimates the fair value by applying cash flow multiples to the reporting unit's operating performance. The multiples were derived from comparable publicly traded companies with operating and investment characteristics similar to those of the reporting unit. In applying the market approach method, the Company selected six publicly traded institutions based on a variety of financial metrics (e.g., tangible equity, return on assets, return on equity, net interest margin, non-performing assets, net charge-offs and reserves for loan losses) and other relevant factors (e.g., geographical location, lines of business, risk profile, availability of financial information, etc.).

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

Under the step two process significant adjustments were made to determine the estimated fair value of the Company's loans receivable compared to its recorded value. The Company utilized a discounted cash flow approach and a comparable sales transaction approach to determine the fair value of its loans receivable.

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

The comparable sales transaction approach using comparable loan sales was utilized for performing loans with credit quality grades of watch, special mention or substandard and for non-performing loans. In the comparable sales transaction approach a weighted average discount rate was used that approximated the discount for similar loan sales by the FDIC. A key assumption used by the Company in the comparable sales transaction approach was determining the appropriate discount rate to apply to each loan category. Performing loans with credit quality grades of watch, special mention or substandard were discounted by 25% and non-performing loans were discounted by 50%. These weighted average discount rates approximated the discount for similar loan sales by the FDIC. Increases in the pricing for future reported loan sale transactions could have a significant impact on the implied fair value of goodwill under the step two process.

A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. Such indicators may include, among others; a significant decline in the expected future cash flows; a sustained, significant decline in the Company's stock prices and market capitalization; a significant adverse change in legal factors or in the business climate; adverse assessment or action by a regulator; and unanticipated competition. Key assumptions used in the annual goodwill impairment test are highly judgmental and include: selection of comparable companies, amount of control premium, projected cash flows, discount rate applied to projected cash flows and method of estimating the fair value of loans. Any change in these indicators or key assumptions could have a significant negative impact on the Company's financial condition, impact the goodwill impairment analysis or cause the Company to perform a goodwill impairment analysis more frequently than once per year.

As of September 30, 2013, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

CDI

The CDI is amortized to non-interest expense using an accelerated method over a ten-year period.

Premises and Equipment

Premises and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the following estimated useful lives:  buildings and improvements - five to 40 years; furniture and equipment - three to seven years; and automobiles - five years.  The cost of maintenance and repairs is charged to expense as incurred.  Gains and losses on dispositions are reflected in earnings.

Impairment of Long-Lived Assets

Long-lived assets, consisting of premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the recorded amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the recorded amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the recorded amount of the assets exceeds the discounted recovery amount or estimated fair value of the assets.  No events or changes in circumstances have occurred during the years ended September 30, 2013 or 2012 that would cause management to evaluate the recoverability of the Company’s long-lived assets.

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

Income Taxes

The Company files a consolidated federal income tax return.  The Bank provides for income taxes separately and remits to (receives from) Timberland Bancorp amounts currently due (receivable).

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

With respect to accounting for uncertainty in incomes taxes a tax provision is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The Company recognizes interest and/or penalties related to income tax matters as income tax expense. The Company is no longer subject to United States federal income tax examination by tax authorities for years ended on or before September 30, 2009.

ESOP

The Bank sponsors a leveraged ESOP that is accounted for in accordance with GAAP.  Accordingly, the debt of the ESOP is recorded as other borrowed funds of the Bank, and the shares pledged as collateral are reported as unearned shares issued to the ESOP on the consolidated balance sheets.  The debt of the ESOP is payable to Timberland Bancorp and is therefore eliminated in the consolidated financial statements.  As shares are released from collateral, compensation expense is recorded equal to the average market price of the shares for the period, and the shares become available for net income per common share calculations.   Dividends paid on unallocated shares reduce the Company’s cash contributions to the ESOP.

Cash and Cash Equivalents and Cash Flows

The Company considers amounts included in the consolidated balance sheets’ captions “Cash and due from financial institutions,” and “Interest-bearing deposits in banks,” all of which mature within ninety days, to be cash equivalents for purpose of reporting cash flows.  Cash flows from loans, deposits, FHLB advances and repurchase agreements are reported net in the accompanying consolidated statements of cash flows.

Interest-bearing deposits in banks as of September 30, 2013 and 2012 included deposits with the FRB of $72,955,000 and $75,325,000, respectively.  The Company also maintains balances in correspondent bank accounts which, at times, may exceed FDIC insurance limits of $250,000.  Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the FRB and the correspondent banks.

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

Net Income Per Common Share

Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period.  The 5% dividend and related accretion for the amount of the Company's Series A Perferred Stock outstanding for the respective year is deducted from net income, and the discount on the redemption of Series A Preferred Stock is added to net income in computing net income to common shareholders. Common stock equivalents arise from assumed conversion of outstanding stock options and the outstanding warrant to purchase common stock.  Shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing net income per common share.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

Related Party Transactions

The Chairman of the Board of the Bank and Timberland Bancorp is a member of the law firm that provides general counsel to the Company.  Legal fees paid to this law firm for the years ended September 30, 2013, 2012 and 2011 totaled $166,000, $203,000 and $176,000, respectively.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standard Update ("ASU") No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires an entity to provide information about the amount reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The guidance was effective for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exits. The guidance clarifies when it is appropriate for an unrecognized tax benefit, or portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013. Early adoption is permitted. The guidance should be applied prospectively to all unrecognized tax benefits that exist at the effective date, however, retrospective application is also permitted. Adoption of ASU 2013-11 is not expected to have a significant impact on the Company's consolidated financial statements.

Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances on hand or on deposit with the FRB, based on a percentage of transaction account deposits.  The amounts of the reserve requirement balances as of September 30, 2013 and 2012 were approximately $840,000 and $874,000, respectively.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

Note 3 - Mortgage-Backed Securities and Other Investments

Mortgage-backed securities and other investments were as follows as of September 30, 2013 and 2012 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2013
Held to Maturity
MBS:
U.S. government agencies	$1,202	$31	$(2)	$1,231
Private label residential	1,521	781	(15)	2,287
U.S. agency securities	14	1	—	15
Total	$2,737	$813	$(17)	$3,533

Available for Sale
MBS:
U.S. government agencies	$2,144	$87	$(2)	$2,229
Private label residential	804	120	(10)	914
Mutual funds	1,000	—	(42)	958
Total	$3,948	$207	$(54)	$4,101

September 30, 2012
Held to Maturity
MBS:
U.S. government agencies	$1,493	$44	$(3)	$1,534
Private label residential	1,819	309	(60)	2,068
U.S. agency securities	27	3	—	30
Total	$3,339	$356	$(63)	$3,632

Available for Sale
MBS:
U.S. government agencies	$2,828	$147	$—	$2,975
Private label residential	1,001	65	(109)	957
Mutual funds	1,000	13	—	1,013
Total	$4,829	$225	$(109)	$4,945

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

The following table summarizes the estimated fair value and gross unrealized losses for all securities and the length of time these unrealized losses existed as of September 30, 2013 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity
MBS:
U.S. government agencies	$3	$—	6	$88	$(2)	4	$91	$(2)
Private label residential	80	(4)	4	239	(11)	14	319	(15)
Total	$83	$(4)	10	$327	$(13)	18	$410	$(17)

Available for Sale
MBS:
U.S. government agencies	$96	$(2)	3	$—	$—	1	$96	$(2)
Private label residential	—	—	—	108	(10)	2	108	(10)
Mutual Funds	958	(42)	1	—	—	—	958	(42)
Total	$1,054	$(44)	4	$108	$(10)	3	$1,162	$(54)

The following table summarizes the estimated fair value and gross unrealized losses for all securities and the length of time the unrealized losses existed as of September 30, 2012 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity
MBS:
U.S. government agencies	$7	$—	1	$100	$(3)	4	$107	$(3)
Private label residential	17	(1)	1	423	(59)	28	440	(60)
Total	$24	$(1)	2	$523	$(62)	32	$547	$(63)

Available for Sale
MBS:
Private label residential	—	—	—	651	(109)	4	651	(109)
Total	$—	$—	—	$651	$(109)	4	$651	$(109)

The Company has evaluated these securities and has determined that the decline in their value is temporary.  The unrealized losses are primarily due to unusually large spreads in the market for private label mortgage-related products.  The fair value of the mortgage-backed securities is expected to recover as the securities approach their maturity date and/or as the pricing spreads

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the market value recovers.  Furthermore, as of September 30, 2013, management does not have the intent to sell any of the securities classified as available for sale where the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost (or recorded value if previously written down).

During the year ended September 30, 2013, the Company recorded net OTTI charges through earnings on residential MBS of $47,000.  For the year ended September 30, 2012, the Company recorded net OTTI charges through earnings on residential MBS of $214,000. In accordance with GAAP, the Company bifurcates OTTI into (i) amounts related to credit losses which are recognized through earnings and (ii) amounts related to all other factors which are recognized as a component of other comprehensive income (loss).

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

The following table presents a summary of the significant inputs utilized to measure management’s estimates of the credit loss component on OTTI securities as of September 30, 2013, 2012 and 2011:

	Range		Weighted
	Minimum	Maximum	Average
September 30, 2013
Constant prepayment rate	6.00%	15.00%	12.33%
Collateral default rate	0.73%	22.53%	7.84%
Loss severity rate	20.48%	75.02%	52.69%

September 30, 2012
Constant prepayment rate	6.00%	15.00%	8.77%
Collateral default rate	0.06%	28.40%	8.74%
Loss severity rate	0.52%	76.03%	48.28%

September 30, 2011
Constant prepayment rate	6.00%	15.00%	10.71%
Collateral default rate	0.43%	24.23%	8.03%
Loss severity rate	11.93%	64.54%	39.22%

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

The following table presents the OTTI losses for the years ended September 30, 2013, 2012 and 2011 (dollars in thousands):

	2013		2012		2011
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total OTTI losses	$(13)	$(2)	$(156)	$(50)	$(210)	$(26)
Portion of OTTI losses recognized in other comprehensive loss (before taxes) (1)	(32)	—	(8)	—	(211)	—

Net OTTI recognized in earnings (2)	$(45)	$(2)	$(164)	$(50)	$(421)	$(26)

________________________

(1)	Represents OTTI related to all other factors.

(2)	Represents OTTI related to credit losses.

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the years ended September 30, 2013, 2012 and 2011 (dollars in thousands):

	2013	2012	2011
Balance, beginning of year	$2,703	$3,361	$4,725

Additions:
Credit losses for which OTTI was not previously recognized	7	81	53
Additional increases to the amount related to credit loss for which OTTI was previously recognized	45	133	398
Subtractions:
Realized losses previously recorded as credit losses	(671)	(872)	(1,811)
Recovery of prior credit loss	—	—	(4)

Balance, end of year	$2,084	$2,703	$3,361

During the year ended September 30, 2013 there were no realized gains on sale of securities.  During the year ended September 30, 2012 there was a realized gain on one available for sale security in the amount of $22,000. During the year ended September 30, 2011, there was a realized gain on two available for sale securities in the amount of $79,000. During the year ended September 30, 2013, the Company recorded a $671,000 realized loss (as a result of securities being deemed worthless) on eighteen held to maturity and five available for sale residential MBS, all of which had been recognized previously as a credit loss. During the year ended September 30, 2012, the Company recorded a $872,000 realized loss (as a result of securities being deemed worthless) on twenty-five held to maturity and five available for sale residential MBS, all of which had been recognized previously as a credit loss.  During the year ended September 30, 2011, the Company recorded a $1,813,000 realized loss (as a result of securities being deemed worthless) on twenty-eight held to maturity and one available for sale residential MBS of which $1,811,000 had been recognized previously as a credit loss.

The recorded amount of residential mortgage-backed and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral, retail repurchase agreements and other non-profit organization deposits totaled $4,537,000 and $5,699,000 at September 30, 2013 and 2012, respectively.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

The contractual maturities of debt securities at September 30, 2013, are as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year to five years	$22	$23	$28	$28
Due after five to ten years	22	22	28	29
Due after ten years	2,693	3,488	2,892	3,086
Total	$2,737	$3,533	$2,948	$3,143

Note 4 - Loans Receivable and Allowance for Loan Losses

Loans receivable and loans held for sale by portfolio segment consisted of the following at September 30, 2013 and 2012 (dollars in thousands):

	2013	2012
Mortgage loans:
One- to four-family	$102,387	$105,552
Multi-family	51,108	47,521
Commercial	291,297	256,254
Construction – custom and owner/builder	40,811	33,345
Construction – speculative one- to four-family	1,428	1,880
Construction – commercial	2,239	20,247
Construction – multi-family	143	345
Construction – land development	515	589
Land	31,144	39,655
Total mortgage loans	521,072	505,388
Consumer loans:
Home equity and second mortgage	33,014	32,814
Other	5,981	6,183
Total consumer loans	38,995	38,997

Commercial business loans	17,499	22,588
Total loans receivable	577,566	566,973
Less:
Undisbursed portion of construction loans in process	18,527	16,325
Deferred loan origination fees	1,710	1,770
Allowance for loan losses	11,136	11,825
	31,373	29,920
Loans receivable, net	546,193	537,053
Loans held for sale (one- to four-family)	1,911	1,427
Total loans receivable and loans held for sale, net	$548,104	$538,480

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

Certain related parties of the Company, principally Bank directors and officers, are loan customers of the Bank in the ordinary course of business.  Their loans were performing according to their repayment terms at September 30, 2013 and 2012.  Activity in related party loans during the years ended September 30, 2013 and 2012 was as follows (dollars in thousands):

	2013	2012
Balance, beginning of year	$1,113	$2,498
New loans or advances	276	175
Repayments and reclassifications	(294)	(1,560)
Balance, end of year	$1,095	$1,113

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

Construction lending affords the Company the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending.  Construction lending, however, is generally considered to involve a higher degree of risk than one-to four family residential lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project.  The nature of these loans is such that they are generally more difficult to evaluate and monitor.  If the estimated cost of construction proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to complete the project.  If the estimate of value upon completion proves to be inaccurate, the Company may be confronted with a project whose value is insufficient to assure full repayment, and it may incur a loss.  Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors.  Loans to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder’s ability to sell the property prior to the time that the

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

construction loan is due.  The Company attempts to mitigate these risks by adhering to its underwriting policies, disbursement procedures, and monitoring practices.

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

Land Lending: The Company has historically originated loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to sell as improved lots.  Currently, the Company is originating new land loans on a very limited basis.  Loans secured by undeveloped land or improved lots involve greater risks than one- to four-family residential mortgage loans because these loans are more difficult to evaluate.  If the estimate of value proves to be inaccurate, in the event of default or foreclosure, the Company may be confronted with a property value which is insufficient to assure full repayment.  The Company attempts to minimize this risk by generally limiting the maximum loan-to-value ratio on land loans to 75%.

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

Commercial Business Lending:  The Company originates commercial business loans which are generally secured by business equipment, accounts receivable, inventory or other property.  The Company also generally obtains personal guarantees from the principals based on a review of personal financial statements.  Commercial business lending generally involves risks that are different from those associated with residential and commercial real estate lending.  Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default.  Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment, because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use.  Accordingly, the repayment of a commercial business loan depends primarily on the credit-worthiness of the borrower (and any guarantors), while the liquidation of collateral is a secondary and potentially insufficient source of repayment.  The Company attempts to mitigate

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

these risks by adhering to its underwriting policies in evaluating the management of the business and the credit-worthiness of the borrowers and the guarantors.

Allowance for Loan Losses
The following table sets forth information for the year ended September 30, 2013 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Beginning Allowance	Provision (Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,558	$565	$769	$95	$1,449
Multi-family	1,156	(407)	—	—	749
Commercial	4,247	1,640	667	55	5,275
Construction – custom and owner/builder	386	(124)	26	26	262
Construction – speculative one- to four-family	128	(32)	—	—	96
Construction – commercial	429	(373)	—	—	56
Construction – multi-family	—	116	116	—	—
Construction – land development	—	(129)	17	146	—
Land	2,392	1,801	2,307	54	1,940
Consumer loans:
Home equity and second mortgage	759	202	184	5	782
Other	254	(40)	14	—	200
Commercial business loans	516	(294)	—	105	327
Total	$11,825	$2,925	$4,100	$486	$11,136

The following table sets forth information for the year ended September 30, 2012 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Beginning Allowance	Provision (Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$760	$1,000	$276	$74	$1,558
Multi-family	1,076	80	14	14	1,156
Commercial	4,035	1,427	1,215	—	4,247
Construction – custom and owner/builder	222	164	—	—	386
Construction – speculative one- to four-family	169	(42)	—	1	128
Construction – commercial	794	257	622	—	429
Construction – multi-family	354	(780)	24	450	—
Construction – land development	79	106	239	54	—
Land	2,795	751	1,251	97	2,392
Consumer loans:
Home equity and second mortgage	460	517	232	14	759
Other	415	(137)	24	—	254
Commercial business loans	787	157	430	2	516
Total	$11,946	$3,500	$4,327	$706	$11,825

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

The following table sets forth information for the year ended September 30, 2011 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Beginning Allowance	Provision (Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$530	$622	$543	$151	$760
Multi-family	393	642	—	41	1,076
Commercial	3,173	804	47	105	4,035
Construction – custom and owner/builder	481	(211)	48	—	222
Construction – speculative one- to four-family	414	(142)	103	—	169
Construction – commercial	245	1,993	1,444	—	794
Construction – multi-family	245	1,328	1,219	—	354
Construction – land development	240	993	1,158	4	79
Land	3,709	744	1,704	46	2,795
Consumer loans:
Home equity and second mortgage	922	(354)	150	42	460
Other	451	(8)	30	2	415
Commercial business loans	461	347	22	1	787
Total	$11,264	$6,758	$6,468	$392	$11,946

The following table presents information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at September 30, 2013 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans:
One- to four-family	$600	$849	$1,449	$8,984	$95,314	$104,298
Multi-family	334	415	749	5,184	45,924	51,108
Commercial	1,763	3,512	5,275	19,510	271,787	291,297
Construction – custom and owner/ builder	—	262	262	—	22,788	22,788
Construction – speculative one- to four family	88	8	96	687	236	923
Construction – commercial	—	56	56	—	2,239	2,239
Construction – multi-family	—	—	—	143	1	144
Construction – land development	—	—	—	515	—	515
Land	234	1,706	1,940	2,391	28,753	31,144
Consumer loans:
Home equity and second mortgage	57	725	782	679	32,335	33,014
Other	—	200	200	6	5,975	5,981
Commercial business loans	—	327	327	—	17,499	17,499
Total	$3,076	$8,060	$11,136	$38,099	$522,851	$560,950

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

The following table presents information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at September 30, 2012 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans:
One- to four-family	$678	$880	$1,558	$5,282	$101,697	$106,979
Multi-family	711	445	1,156	6,879	40,642	47,521
Commercial	667	3,580	4,247	17,192	239,062	256,254
Construction – custom and owner/ builder	15	371	386	309	20,159	20,468
Construction – speculative one- to four family	109	19	128	1,027	495	1,522
Construction – commercial	—	429	429	—	17,157	17,157
Construction – multi-family	—	—	—	345	—	345
Construction – land development	—	—	—	589	—	589
Land	686	1,706	2,392	8,613	31,042	39,655
Consumer loans:
Home equity and second mortgage	36	723	759	562	32,252	32,814
Other	—	254	254	7	6,176	6,183
Commercial business loans	—	516	516	—	22,588	22,588
Total	$2,902	$8,923	$11,825	$40,805	$511,270	$552,075
The following table presents an age analysis of past due status of loans by portfolio segment at September 30, 2013 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual(1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
Mortgage loans:
One- to four-family	$14	$1,218	$6,985	$—	$8,217	$96,081	$104,298
Multi-family	—	—	—	—	—	51,108	51,108
Commercial	—	2,537	3,435	—	5,972	285,325	291,297
Construction – custom and owner/ builder	—	—	—	—	—	22,788	22,788
Construction – speculative one- to four family	—	—	—	—	—	923	923
Construction – commercial	—	—	—	—	—	2,239	2,239
Construction – multi-family	—	—	144	—	144	—	144
Construction – land development	—	—	515	—	515	—	515
Land	—	—	2,146	284	2,430	28,714	31,144
Consumer loans:
Home equity and second mortgage	101	20	380	152	653	32,361	33,014
Other	1	39	5	—	45	5,936	5,981
Commercial business loans	83	15	—	—	98	17,401	17,499
Total	$199	$3,829	$13,610	$436	$18,074	$542,876	$560,950
__________________

(1)	Includes non-accrual loans past due 90 days or more and other loans classified as non-accrual.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

The following table presents an age analysis of past due status of loans by portfolio segment at September 30, 2012 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual(1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
Mortgage loans:
One- to four-family	$1,987	$—	$3,382	$142	$5,511	$101,468	$106,979
Multi-family	3,402	—	1,449	—	4,851	42,670	47,521
Commercial	1,071	—	6,049	6	7,126	249,128	256,254
Construction – custom and owner/ builder	—	—	309	—	309	20,159	20,468
Construction – speculative one- to four family	—	—	327	700	1,027	495	1,522
Construction – commercial	—	—	—	—	—	17,157	17,157
Construction – multi-family	—	—	345	—	345	—	345
Construction – land development	—	—	589	—	589	—	589
Land	943	—	8,613	200	9,756	29,899	39,655
Consumer loans:
Home equity and second mortgage	277	14	261	150	702	32,112	32,814
Other	4	—	7	—	11	6,172	6,183
Commercial business loans	—	15	—	—	15	22,573	22,588
Total	$7,684	$29	$21,331	$1,198	$30,242	$521,833	$552,075
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

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as an asset is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

practical or desirable to defer writing off this basically worthless loan even though partial recovery may be realized in the future.

The following table lists the loan credit risk grades by portfolio segment utilized by the Company that serve as credit quality indicators at September 30, 2013 (dollars in thousands):

	Loan Grades
	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$91,291	$4,032	$769	$8,206	$104,298
Multi-family	41,863	132	8,337	776	51,108
Commercial	262,502	3,309	12,522	12,964	291,297
Construction – custom and owner / builder	22,788	—	—	—	22,788
Construction – speculative one- to four-family	236	687	—	—	923
Construction – commercial	2,239	—	—	—	2,239
Construction – multi-family	—	—	—	144	144
Construction – land development	—	—	—	515	515
Land	20,627	5,101	1,129	4,287	31,144
Consumer loans:
Home equity and second mortgage	31,096	782	55	1,081	33,014
Other	5,937	39	—	5	5,981
Commercial business loans	17,029	366	104	—	17,499
Total	$495,608	$14,448	$22,916	$27,978	$560,950

The following table lists the loan credit risk grades by portfolio segment utilized by the Company that serve as credit quality indicators at September 30, 2012 (dollars in thousands):

	Loan Grades
	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$93,668	$4,000	$4,343	$4,968	$106,979
Multi-family	35,703	107	10,220	1,491	47,521
Commercial	228,036	1,722	11,515	14,981	256,254
Construction – custom and owner / builder	17,621	—	2,538	309	20,468
Construction – speculative one- to four-family	304	191	700	327	1,522
Construction – commercial	17,157	—	—	—	17,157
Construction – multi-family	—	—	—	345	345
Construction – land development	—	—	—	589	589
Land	22,700	5,788	2,554	8,613	39,655
Consumer loans:
Home equity and second mortgage	29,777	1,488	788	761	32,814
Other	6,136	40	—	7	6,183
Commercial business loans	20,777	834	286	691	22,588
Total	$471,879	$14,170	$32,944	$33,082	$552,075

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

The following table is a summary of information related to impaired loans by portfolio segment as of and for the year ended September 30, 2013 (dollars in thousands):

	September 30, 2013			For the Year Ended September 30, 2013
	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
With no related allowance recorded:
Mortgage loans:
One- to four-family	$5,342	$5,775	$—	$2,661	$18	$13
Multi-family	—	982	—	473	3	3
Commercial	4,879	8,005	—	8,781	322	267
Construction – custom and owner / builder	—	—	—	97	—	—
Construction – speculative one- to four-family	—	—	—	65	—	—
Construction – multi-family	143	608	—	293	—	—
Construction – land development	515	3,279	—	534	—	—
Land	1,188	2,133	—	3,519	9	8
Consumer loans:
Home equity and second mortgage	380	556	—	266	—	—
Other	6	6	—	8	—	—
Commercial business loans	—	33	—	—	—	—
Subtotal	12,453	21,377	—	16,697	352	291
With an allowance recorded:
Mortgage loans:
One- to four-family	3,642	3,726	600	4,397	91	68
Multi-family	5,184	5,184	334	5,960	301	230
Commercial	14,631	15,297	1,763	9,052	526	420
Construction – custom and owner / builder	—	—	—	60	—	—
Construction – speculative one- to four-family	687	687	88	695	29	16
Construction – multi-family	—	—	—	—	—	—
Construction - land development	—	—	—	—	—	—
Land	1,203	1,226	234	1,962	27	27
Consumer loans:
Home equity and second mortgage	299	299	57	352	16	12
Commercial business loans	—	—	—	—	—	—
Subtotal	25,646	26,419	3,076	22,478	990	773
Total
Mortgage loans:
One- to four-family	8,984	9,501	600	7,058	109	81
Multi-family	5,184	6,166	334	6,433	304	233
Commercial	19,510	23,302	1,763	17,833	848	687
Construction – custom and owner / builder	—	—	—	157	—	—
Construction – speculative one- to four-family	687	687	88	760	29	16
Construction – multi-family	143	608	—	293	—	—
Construction – land development	515	3,279	—	534	—	—
Land	2,391	3,359	234	5,481	36	35
Consumer loans:
Home equity and second mortgage	679	855	57	618	16	12
Other	6	6	—	8	—	—
Commercial business loans	—	33	—	—	—	—
Total	$38,099	$47,796	$3,076	$39,175	$1,342	$1,064

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

The following table is a summary of information related to impaired loans by portfolio segment as of and for the year ended September 30, 2012 (dollars in thousands):

	September 30, 2012			For the Year Ended September 30, 2012
	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
With no related allowance recorded:
Mortgage loans:
One- to four-family	$1,510	$1,605	$—	$1,838	$20	$16
Multi-family	—	982	—	—	1	1
Commercial	7,596	8,664	—	14,491	543	348
Construction – custom and owner / builder	208	208	—	209	—	—
Construction – speculative one- to four-family	327	327	—	65	—	—
Construction – commercial	—	2,066		—	14	14
Construction – multi-family	345	810	—	338	—	—
Construction – land development	589	3,497	—	1,089	14	14
Land	5,989	8,247	—	6,279	28	16
Consumer loans:			—
Home equity and second mortgage	261	383	—	482	—	—
Other	7	7	—	5	—	—
Commercial business loans	—	166	—	32	2	2
Subtotal	16,832	26,962	—	24,828	622	411
With an allowance recorded:
Mortgage loans:
One- to four-family	3,772	3,772	678	2,520	81	62
Multi-family	6,879	6,879	711	6,618	294	189
Commercial	9,596	9,596	667	5,043	60	39
Construction – custom and owner / builder	101	101	15	106	—	—
Construction – speculative one- to four-family	700	700	109	700	29	20
Construction – commercial	—	—	—	3,248	230	146
Construction – multi-family	—	—	—	74	—	—
Land	2,624	2,811	686	3,307	37	36
Consumer loans:
Home equity and second mortgage	301	301	36	515	31	23
Commercial business loans	—	—	—	55	—	—
Subtotal	23,973	24,160	2,902	22,186	762	515
Total
Mortgage loans:
One- to four-family	5,282	5,377	678	4,358	101	78
Multi-family	6,879	7,861	711	6,618	295	190
Commercial	17,192	18,260	667	19,534	603	387
Construction – custom and owner / builder	309	309	15	315	—	—
Construction – speculative one- to four-family	1,027	1,027	109	765	29	20
Construction – commercial	—	2,066	—	3,248	244	160
Construction – multi-family	345	810	—	412	—	—
Construction – land development	589	3,497	—	1,089	14	14
Land	8,613	11,058	686	9,586	65	52
Consumer loans:
Home equity and second mortgage	562	684	36	997	31	23
Other	7	7	—	5	—	—
Commercial business loans	—	166	—	87	2	2
Total	$40,805	$51,122	$2,902	$47,014	$1,384	$926

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

The following table is a summary of information related to impaired loans by portfolio segment as of and for the year ended September 30, 2011 (dollars in thousands):

	September 30, 2011			For the Year Ended September 30, 2011
	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
With no related allowance recorded:
Mortgage loans:
One- to four-family	$2,092	$2,387	$—	$2,908	$30	$22
Multi-family	—	982	—	681	—	—
Commercial	18,137	19,279	—	14,623	1,060	573
Construction – custom and owner / builder	209	209	—	303	7	1
Construction – speculative one- to four-family	—	—	—	502	7	7
Construction – multi-family	632	1,135	—	1,287	4	4
Construction – land development	1,882	7,179	—	2,920	5	—
Land	8,198	11,533	—	7,883	69	42
Consumer loans:
Home equity and second mortgage	669	719	—	430	26	16
Other	—	—	—	13	—	—
Commercial business loans	44	65	—	44	2	2
Subtotal	31,863	43,488	—	31,594	1,210	667
With an allowance recorded:
Mortgage loans:
One- to four-family	1,609	1,609	45	768	47	38
Multi-family	5,482	5,482	632	4,798	298	222
Commercial	1,185	1,185	255	1,409	50	118
Construction – custom and owner / builder	111	111	11	45	2	2
Construction – speculative one- to four-family	700	700	37	1,042	50	37
Construction - commercial	5,435	6,879	738	3,537	273	123
Construction – multi-family	—	—	—	65	—	—
Land	1,799	1,821	560	2,946	114	83
Consumer loans:
Home equity and second mortgage	345	345	10	425	10	9
Commercial business loans	1	1	1	1	—	—
Subtotal	16,667	18,133	2,289	15,036	844	632
Total
Mortgage loans:
One- to four-family	3,701	3,996	45	3,676	77	60
Multi-family	5,482	6,464	632	5,479	298	222
Commercial	19,322	20,464	255	16,032	1,110	691
Construction – custom and owner / builder	320	320	11	348	9	3
Construction – speculative one- to four-family	700	700	37	1,544	57	44
Construction - commercial	5,435	6,879	738	3,537	273	123
Construction – multi-family	632	1,135	—	1,352	4	4
Construction – land development	1,882	7,179	—	2,920	5	—
Land	9,997	13,354	560	10,829	183	125
Consumer loans:
Home equity and second mortgage	1,014	1,064	10	855	36	25
Other	1	1	—	14	—	—
Commercial business loans	44	65	1	44	2	2
Total	$48,530	$61,621	$2,289	$46,630	$2,054	$1,299

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

Troubled debt restructured loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider.  The loan terms which have been modified or restructured due to a borrower’s financial difficulty, include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizing, extensions, deferrals and renewals.  Troubled debt restructured loans are considered impaired loans and are individually evaluated for impairment.  Troubled debt restructured loans can be classified as either accrual or non-accrual. The Company had $22.6 million in troubled debt restructured loans included in impaired loans at September 30, 2013 and had $1,000 in commitments to lend additional funds on these loans.  The Company had $23.5 million in troubled debt restructured loans included in impaired loans at September 30, 2012 and had $1,000 in commitments to lend additional funds on these loans. The allowance for loan losses allocated to troubled debt restructured loans at September 30, 2013 and 2012 was $2,371,000 and $1,894,000, respectively.

The following table sets forth information with respect to the Company’s troubled debt restructured loans by interest accrual status as of September 30, 2013 and 2012 (dollars in thousands):

	2013
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$1,999	$198	$2,197
Multi-family	5,184	—	5,184
Commercial	10,160	1,574	11,734
Construction – speculative one- to four-family	687	—	687
Construction – land development	—	515	515
Land	244	1,564	1,808
Consumer loans:
Home equity and second mortgage	299	180	479
Total	$18,573	$4,031	$22,604

	2012
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$1,900	$—	$1,900
Multi-family	5,430	—	5,430
Commercial	5,079	4,862	9,941
Construction – speculative one- to four-family	700	—	700
Construction – land development	—	526	526
Land	—	4,445	4,445
Consumer loans:
Home equity and second mortgage	301	261	562
Total	$13,410	$10,094	$23,504

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

The following table sets forth information with respect to the Company’s troubled debt restructured loans by portfolio segment that occurred during the years ended September 30, 2013, 2012 and 2011 (dollars in thousands):

2013	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
One-to four-family (1)	2	$353	$353	$350
Commercial (2)	2	2,327	2,327	2,318
Total	4	$2,680	$2,680	$2,668
___________________________

(1)	Modifications were a result of a combination of changes (i.e. a reduction in the stated interest rate and an extension of the maturity at an interest rate below current market).
(2)     Modifications were a result of a reduction in the stated interest rate.

2012	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
One-to four-family (1)	1	$373	$373	$372
Commercial (1)	1	2,718	2,718	2,657
Land (2)	1	249	249	233
Total	3	$3,340	$3,340	$3,262
_______________________________

(1)
Modifications were a result of a combination of changes (i.e. a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals).

(2)     Modification was a result of a reduction in the stated interest rate.

2011	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
One-to four-family (1)	4	$1,543	$1,543	$1,543
Commercial (2)	2	3,394	3,717	3,145
Construction - commercial (3)	2	6,800	5,451	5,435
Land (4)	2	535	535	526
Home equity (3)	2	303	303	303
Total	12	$12,575	$11,549	$10,952

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

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

One commercial real estate troubled debt restructured loan with a balance of $919,000 and one land troubled debt restructured loan with a balance of $147,000 were modified during the year ended September 30, 2011 and subsequently defaulted.  No troubled debt restructured loans were recorded that subsequently defaulted during the years ended September 30, 2013 and 2012.

Note 5 - Mortgage Servicing Rights

Loans serviced for Freddie Mac are not included in the accompanying consolidated balance sheets.  The principal amounts of those loans at September 30, 2013, 2012 and 2011 were $325,726,000, $304,872,000 and $298,924,000, respectively.

The following is an analysis of the changes in MSRs for the years ended September 30, 2013, 2012 and 2011 (dollars in thousands):

	2013	2012	2011
Balance, beginning of year	$2,011	$2,108	$1,929
Additions	728	698	455
Amortization	(948)	(805)	(681)
Valuation allowance	—	(216)	(434)
Recovery of valuation allowance	475	226	839

Balance, end of year	$2,266	$2,011	$2,108

At September 30, 2013, 2012 and 2011, the estimated fair value of MSRs totaled $3,129,000, $2,011,000 and $2,108,000, respectively.  The MSRs' fair values for 2013, 2012 and 2011 were estimated using discounted cash flow analyses with average discount rates of 10.04%, 10.07% and 10.11%, respectively, and average prepayment speed factors of 177, 330 and
324, respectively.  At September 30, 2013 there was no valuation allowance on MSR's. At September 30, 2012 and 2011, there were valuation allowances on MSR's of $475,000 and $485,000, respectively.

Note 6 - Premises and Equipment

Premises and equipment consisted of the following at September 30, 2013 and 2012 (dollars in thousands):

	2013	2012
Land	$4,112	$4,293
Buildings and improvements	17,344	17,188
Furniture and equipment	7,527	7,189
Property held for future expansion	110	110
Construction and purchases in progress	370	72
	29,463	28,852
Less accumulated depreciation	11,699	10,966

Premises and equipment, net	$17,764	$17,886

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

The Company leases certain premises under operating leases.  Rental expense of leased premises was $250,000, $248,000 and $232,000 for the years ended September 30, 2013, 2012, and 2011, respectively, which was included in premises and equipment expense in the accompanying consolidated statements of income.

Minimum net rental commitments under non-cancellable leases having an original or remaining term of more than one year for fiscal years ending subsequent to September 30, 2013 are as follows (dollars in thousands):

2014	$183
2015	256
2016	128
2017	74
2018	74
Thereafter	166

Total minimum payments required	$881

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

Note 7 – OREO and Other Repossessed Assets

The following table presents the activity related to OREO and other repossessed assets for the years ended September 30, 2013 and 2012 (dollars in thousands):

	2013 Amount	Number	2012 Amount	Number
Balance, beginning of year	$13,302	56	$10,811	50
Additions to OREO and other repossessed assets	6,375	25	9,443	44
Capitalized improvements	146	—	119	—
Lower of cost or estimated fair value losses	(2,064)	—	(1,048)	—
Disposition of OREO and other repossessed assets	(6,039)	(34)	(6,023)	(38)

Balance, end of year	$11,720	47	$13,302	56

At September 30, 2013, OREO and other repossessed assets consisted of 47 properties in Washington, with balances ranging from $4,000 to $1,301,000.  At September 30, 2012, OREO consisted of 56 properties in Washington, with balances ranging from $4,000 to $2,805,000.  The Company recorded net gains on sale of OREO and other repossessed assets of $264,000 for the year ended September 30, 2013. The Company recorded net losses on sales of OREO and other repossessed assets for the year ended September 30, 2012 of $(373,000) and net gains on sales of OREO and other repossessed asset of $548,000 for the year ended September 30, 2011. Gains and losses on sales of OREO and other repossessed assets are included/netted in the OREO and other repossessed assets, net category in non-interest expense in the accompanying consolidated statements of income.

Note 8 - CDI

During the year ended September 30, 2005, the Company recorded a CDI of $2,201,000 in connection with the October 2004 acquisition of seven branches and related deposits.  Net unamortized CDI totaled $119,000 and $249,000 at September 30, 2013 and 2012, respectively.  Amortization expense related to the CDI for the years ended September 30, 2013, 2012 and 2011 was $130,000, $148,000 and $167,000, respectively.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

Amortization expense for the CDI for future years ending September 30 is estimated to be as follows (dollars in thousands):

2014	$116
2015	3
Total	$119

Note 9 - Deposits

Deposits consisted of the following at September 30, 2013 and 2012 (dollars in thousands):

	2013	2012
Non-interest-bearing demand	$87,657	$75,296
NOW checking	156,100	150,139
Savings	91,349	87,493
Money market accounts	99,006	79,549
Certificates of deposit	174,150	205,449

Total	$608,262	$597,926

Certificates of deposit of $100,000 or greater totaled $63,958,000 and $77,540,000 at September 30, 2013 and 2012, respectively. The Company had brokered deposits totaling $1,191,000 at September 30, 2013. There were no brokered deposits at September 30, 2012.

Scheduled maturities of certificates of deposit for future years ending September 30 are as follows (dollars in thousands):

2014	$111,480
2015	29,950
2016	12,788
2017	12,030
2018	6,535
Thereafter	1,367

Total	$174,150

Interest expense on deposits by account type was as follows for the years ended September 30, 2013, 2012 and 2011 (dollars in thousands):

	2013	2012	2011
NOW checking	$463	$651	$1,415
Savings	55	245	459
Money market accounts	246	334	435
Certificates of deposit	1,804	2,721	3,827

Total	$2,568	$3,951	$6,136

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

Note 10 – FHLB Advances and Other Borrowings

The Bank has long- and short-term borrowing lines with the FHLB with total credit on the lines equal to 25% of the Bank’s total assets, limited by available collateral.  Borrowings are considered short-term when the original maturity is less than one year.   The Bank had $45,000,000 of long-term FHLB advances outstanding at September 30, 2013 and 2012.  The long-term borrowings at September 30, 2013 mature at various dates during the 2017 fiscal year and bear interest at rates ranging from 3.69% to 4.34%.  Under the Advances, Security and Deposit Agreement entered into with the FHLB, virtually all of the Bank’s assets, not otherwise encumbered, are pledged as collateral for advances. A portion of the long-term advances have a putable feature and may be called by the FHLB earlier than the scheduled maturities.

The Bank also maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.  At September 30, 2013 the Bank had a borrowing capacity on this line of $52,702,000 with no balance outstanding.  The Bank had no outstanding balance on this line at September 30, 2012.

The Bank has a short-term $10,000,000 overnight borrowing line with Pacific Coast Banker's Bank. The borrowing line may be reduced or withdrawn at any time. As of September 30, 2013 and 2012 the Bank did not have any outstanding advances on this borrowing line.

There were no short-term borrowings during the years ended September 30, 2013, 2012 and 2011.

Note 11 - Repurchase Agreements

The Bank had no overnight repurchase agreements with customers at September 30, 2013. Repurchase agreements with customers at September 30, 2012 totaled $855,000.

Information concerning repurchase agreements as of and for the years ended September 30, 2013 and 2012 is summarized as follows (dollars in thousands):

	2013	2012
Average daily balance during the period	$352	$699
Average daily interest rate during the period	0.05%	0.05%

Maximum month-end balance during the period	$787	$948
Weighted average rate at end of the period	—%	0.05%

Securities underlying the agreements at end of the period:
Recorded value	$—	$813
Estimated fair value	—	838

The securities underlying the agreements at September 30, 2012 were under the Company's control in safekeeping at third-party financial institutions.

Note 12 - Other Liabilities and Accrued Expenses

Other liabilities and accrued expenses were comprised of the following at September 30, 2013 and 2012 (dollars in thousands):

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

	2013	2012
Accrued deferred compensation and profit sharing plans payable	$660	$566
Accrued interest payable on deposits, advances and repurchase agreements	320	404
Accounts payable and accrued expenses - other	1,718	1,884

Total other liabilities and accrued expenses	$2,698	$2,854

Note 13 - Federal Income Taxes

The components of the provision for federal income taxes for the years ended September 30, 2013, 2012 and 2011 were as follows (dollars in thousands):

	2013	2012	2011
Current	$1,737	$1,627	$148
Deferred	777	154	156

Provision	$2,514	$1,781	$304

At September 30, 2013 and 2012, the Company had income taxes receivable of $80,000 and $708,000, respectively, which are included in other assets in the accompanying consolidated balance sheets.

The components of the Company’s deferred tax assets and liabilities at September 30, 2013 and 2012 were as follows (dollars in thousands):

	2013	2012
Deferred Tax Assets
Accrued interest on loans	$83	$278
Unearned ESOP shares	282	301
Allowance for loan losses	4,018	4,293
Allowance for OREO losses	794	516
CDI	259	264
Unearned MRDP shares	8	25
Net unrealized securities losses	139	192
Capital loss carry-forward	—	677
OTTI credit impairment	198	194
Other	166	156
Total deferred tax assets	5,947	6,896

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

	2013	2012
Deferred Tax Liabilities
FHLB stock dividends	$840	$874
Depreciation	147	294
Goodwill	1,153	1,024
MSR's	770	683
Prepaid expenses	233	172
Other	11	13
Total deferred tax liabilities	3,154	3,060

Valuation allowance for capital loss on sale of securities	—	(213)

Net deferred tax assets	$2,793	$3,623

The provision for federal income taxes for the years ended September 30, 2013, 2012 and 2011 differs from that computed at the statutory corporate tax rate as follows (dollars in thousands):

	2013	2012	2011
Expected tax provision at statutory rate	$2,472	$2,166	$474
BOLI income	(196)	(206)	(175)
Change in estimated utilization of net capital loss carry-forward	281	(208)	—
Dividends on ESOP	(24)	—	—
Other - net	(19)	29	5

Provision for federal income taxes	$2,514	$1,781	$304

During the year ended September 30, 2012, the Company adjusted its valuation allowance for deferred taxes to reflect anticipated tax strategies to utilize a capital loss carry-forward related to a previous redemption in kind of investment securities. During the year ended September 30, 2013, the Company utilized $183,000 of the capital loss carry-forward and wrote-off the remaining portion of the related deferred tax asset and valuation allowance due to the expiration of the capital loss carry-forward period.

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

ESOP

The amount of the annual contribution is discretionary, except that it must be sufficient to enable the ESOP to service its debt.  All dividends received by the ESOP are used to pay debt service. Dividends of $72,000 were used to service the debt during the year ended September 30, 2013. There were no dividends used to service debt for the years ended September 30, 2012 and 2011.  As the Plan makes each payment of principal and interest, an appropriate percentage of stock is released and allocated annually to eligible employee accounts, in accordance with applicable regulations. As of September 30, 2013, 271,564 ESOP shares had been distributed to participants.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

In January 1998, the ESOP borrowed $7,930,000 from the Company to purchase 1,058,000 shares of common stock of the Company.  The loan is being repaid primarily from the Bank’s contributions to the ESOP and is scheduled to be fully repaid by March 31, 2019. The interest rate on the loan is 8.5%. Interest expense on the ESOP debt was $237,000, $266,000 and

$291,000 for the years ended September 30, 2013, 2012 and 2011, respectively. The balance of the loan at September 30, 2013 was $2,566,000.

Shares held by the ESOP as of September 30, 2013, 2012 and 2011 were classified as follows:

	2013	2012	2011
Unallocated shares	193,968	229,234	264,500
Shares released for allocation	592,468	597,641	585,468
Total ESOP shares	786,436	826,875	849,968

The approximate fair market value of the ESOP’s unallocated shares at September 30, 2013, 2012 and 2011, was $1,746,000, $1,375,000 and $1,069,000, respectively.  Compensation expense recognized under the ESOP for the years ended September 30, 2013, 2012 and 2011 was $202,000, $165,000, and $172,000.

401(k)

Eligible employees may contribute up to the maximum established by the Internal Revenue Service.  Contributions by the Bank are at the discretion of the Board except for a 3% safe harbor contribution which is mandatory according to the plan document.  Bank contributions totaled $289,000, $283,000 and $290,000 for the years ended September 30, 2013, 2012 and 2011, respectively.

Note 15 - Stock Compensation Plans

Stock Option Plans

Under the Company’s stock option plans (1999 Stock Option Plan and 2003 Stock Option Plan), the Company was able to grant options for up to 1,622,500 shares of common stock to employees, officers and directors.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant.  Generally, options vest in 20% annual installments on each of the five anniversaries from the date of the grant.  At September 30, 2013, options for 157,338 shares were available for future grant under the 2003 Stock Option Plan and no shares were available for future grant under the 1999 Stock Option Plan.

In October 2013, the Board approved grants to employees and directors of options to purchase 106,000 shares of common stock.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

Stock option activity for the years ended September 30, 2013, 2012 and 2011 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2010	194,864	$8.71
Options forfeited	(57,138)	7.42
Outstanding September 30, 2011	137,726	9.25

Options granted	76,000	5.04
Options forfeited	(18,100)	5.44
Outstanding September 30, 2012	195,626	7.97

Options granted	29,000	6.00
Options forfeited	(61,680)	9.69
Outstanding September 30, 2013	162,946	$6.96

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.  The risk-free interest rate is based on the U.S. Treasury rate of a similar term as the stock option at the particular grant date.  The expected life is based on historical data, vesting terms, and estimated exercise dates. The expected dividend yield is based on the most recent quarterly dividend on an annualized basis in effect at the time the options were granted, adjusted, if appropriate, for management's expectations regarding future dividends.  At the time the options were granted for the years ended September 30, 2013 and 2012, the Company was under regulatory restrictions prohibiting the payment of dividends. Since management did not know when the Company would be allowed to pay dividends, an expected dividend yield of 0% was used. The expected volatility is based on historical volatility of the Company’s stock price.  There were no options granted during the year ended September 30, 2011.  There were 76,000 options granted during the year ended September 30, 2012 with an aggregate grant date fair value of $150,000. There were 29,000  options granted during the year ended September 30, 2013 with an aggregate grant date fair value of $69,000. The weighted average assumptions for options granted during the years ended September 30, 2013 and 2012 were as follows:

	2013	2012
Expected volatility	45%	45%
Expected term (in years)	5	5
Expected dividend yield	—%	—%
Risk free interest rate	0.76%	0.76%
Grant date fair value per share	$2.37	$1.97
There were 17,300 options that vested during the year ended September 30, 2013 with a total fair value of $32,000.There were 5,000 options that vested during the year ended September 30, 2012 with a total fair value of $6,000. There were 5,200 options that vested during the year ended September 30, 2011 with a total fair value of $7,000.

At September 30, 2013 there were 91,000 unvested options with an aggregate grant date fair value of $189,000, all of which the Company assumes will vest.  The unvested options had an aggregate intrinsic value of $330,000 at September 30, 2013.  At September 30, 2012 there were 79,300 unvested options with an aggregate grant date fair value of $152,000.

There were no options exercised during the years ended September 30, 2013, 2012 or 2011.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

Additional information regarding options outstanding at September 30, 2013, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 4.01 - 4.55	46,900	$4.25	7.2	18,900	$4.40	6.7
5.86 - 6.00	71,500	5.92	9.0	8,500	5.86	9.0
11.46 - 11.63	44,546	11.50	0.3	44,546	11.50	0.3
	162,946	$6.96	6.1	71,946	$8.97	2.9

The aggregate intrinsic value of options outstanding at September 30, 2013 was $443,000. The aggregate intrinsic value of options outstanding at September 30, 2012 was $88,000. There was no aggregate intrinsic value of options outstanding at September 30, 2011, as the exercise price of all options outstanding was greater than the stock’s current market value.

Stock Grant Plan

The Company adopted the MRDP in 1998 for the benefit of employees, officers and directors of the Company.  The objective of the MRDP is to retain personnel of experience and ability in key positions by providing them with a proprietary interest in the Company.

The MRDP allowed for the issuance to participants of up to 529,000 shares of the Company’s common stock.  Awards under the MRDP were made in the form of restricted shares of common stock that are subject to restrictions on the transfer of ownership and are subject to a five-year vesting period.  Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participants is recognized over a five-year vesting period, with 20% vesting on each of the five anniversaries from the date of the grant.  At September 30, 2013, there were no shares available for future awards under the MRDP.  There were no MRDP shares granted during the years ended September 30, 2013, 2012 or 2011.

A summary of MRDP shares vested for the years ended September 30, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Shares vested	6,207	10,831	13,435
Aggregate vesting date fair value	$38,000	$46,000	$61,000

A summary of unvested MRDP shares as of September 30, 2013 and changes during the year ended September 30, 2013, were as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested shares, beginning of period	9,461	$9.00
Shares vested	6,207	10.04

Unvested shares, end of period	3,254	$7.01

At September 30, 2013, there were 3,254 unvested MRDP shares with an aggregate grant date fair value of $23,000.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

Expense for Stock Compensation Plans
Compensation expense recorded in the consolidated financial statements for all stock-based plans were as follows for the years ended September 30, 2013, 2012 and 2011 (dollars in thousands):

	2013	2012	2011
Stock options	$49	$15	$7
MRDP stock grants	39	105	171
Less: related tax benefit recognized	(8)	(28)	(37)
	$80	$92	$141

The compensation expense to be recognized in the future for stock-based awards that had been awarded as of September 30, 2013 but not vested for the years ending September 30, is as follows (in thousands):

	Stock Options	Stock Grants (MRDP)	Total Awards
2014	$51	$2	$53
2015	44	—	44
2016	44	—	44
2017	35	—	35
2018	1	—	1
	$175	$2	$177

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

A summary of the Company’s commitments at September 30, 2013 and 2012 is as follows (dollars in thousands):

	2013	2012
Undisbursed portion of construction loans in process (see Note 4)	$18,527	$16,325
Undisbursed lines of credit	25,187	21,671
Commitments to extend credit	16,399	10,113

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

The Company maintains a separate reserve for losses related to unfunded loan commitments.  Management estimates the amount of probable losses related to unfunded loan commitments by applying the loss factors used in the allowance for loan

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

loss methodology to an estimate of the expected amount of funding and applies this adjusted factor to the unused portion of unfunded loan commitments.  The reserve for unfunded loan commitments totaled $165,000 and $148,000 at September 30, 2013 and 2012, respectively.  These amounts are included in other liabilities and accrued expenses in the accompanying consolidated balance sheets.  Increases (decreases) in the reserve for unfunded loan commitments are recorded in non-interest expense in the accompanying consolidated statements of income.

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

Note 17 - Significant Concentrations of Credit Risk

Most of the Company’s lending activity is with customers located in the state of Washington and involves real estate.  At September 30, 2013, the Company had $555,997,000 (including $18,527,000 of undisbursed construction loan proceeds) in loans secured by real estate, which represents 95.9% of total loans and loans held for sale.  The real estate loan portfolio is primarily secured by one- to four-family properties, multi-family properties, undeveloped land, and a variety of commercial real estate property types.  At September 30, 2013, there were no concentrations of real estate loans to a specific industry or secured by a specific collateral type that equaled or exceeded 20% of the Company’s total loan portfolio, other than loans secured by one-to four-family properties.  The ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region and the impact of those changes on the real estate market.  The Company typically originates real estate loans with loan-to-value ratios of no greater than 90%.  Collateral and/or guarantees are required for all loans.  The Company also had $30,042,000 in CDs held for investment at September 30, 2013.  The CDs are held with FDIC insured institutions, and each CD is below the FDIC insurance limit of $250,000 with the exception of one CD held with FHLB Seattle totaling $2.5 million.

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

In December 2009, the FDIC and the Washington State Department of Financial Institutions, Division of Banks (“Division”) determined that the Bank required supervisory attention and agreed to terms on a Memorandum of Understanding with the Bank (the “Bank MOU”).  Under the Bank MOU, the Bank was required among other things, to maintain Tier 1 Capital of not less than 10.0% of the Bank’s adjusted total assets and maintain capital ratios above the “well capitalized” thresholds as defined under FDIC Rules and Regulations; obtain the prior consent from the FDIC and the Division prior to the Bank declaring a dividend to its holding company; and not engage in any transactions that would materially change the Bank’s balance sheet

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

composition, including growth in total assets of five percent or more or significant changes in funding sources without the prior non-objection of the FDIC. On December 12, 2012, the Bank was notified by the FDIC and the Division that the Bank MOU had been rescinded.

In addition, in February 2010, the FRB determined that Timberland Bancorp required additional supervisory attention and entered into a Memorandum of Understanding with Timberland Bancorp (the “Company MOU”).  Under the Company MOU, Timberland Bancorp was required, among other things, to obtain prior written approval or non-objection from the FRB to declare or pay any dividends, or make any other capital distributions; issue any trust preferred securities; or purchase or redeem any of its stock. On January 15, 2013, the FRB notified Timberland Bancorp that the Company MOU had been rescinded.

The following table compares Timberland Bancorp’s (consolidated) and the Bank’s actual capital amounts at September 30, 2013 and 2012 to their minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Capital Adequacy Purposes			To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
September 30, 2013
Tier 1 leverage capital:
Timberland Bancorp	$85,158	11.5%	$29,677	4.0%		N/A	N/A
Timberland Bank	82,265	11.1	29,662	4.0		$37,078	5.0%
Tier 1 risk adjusted capital:
Timberland Bancorp	85,158	15.3	22,259	4.0		N/A	N/A
Timberland Bank	82,265	14.8	22,255	4.0		33,382	6.0
Total risk based capital:
Timberland Bancorp	92,168	16.6	44,518	8.0		N/A	N/A
Timberland Bank	89,273	16.1	44,509	8.0		55,636	10.0

September 30, 2012
Tier 1 leverage capital:
Timberland Bancorp	$85,455	11.7%	$29,313	4.0%		N/A	N/A
Timberland Bank	79,911	10.9	73,013	10.0	(1)	$73,013	10.0%
Tier 1 risk adjusted capital:
Timberland Bancorp	85,455	15.5	22,042	4.0		N/A	N/A
Timberland Bank	79,911	14.5	33,036	6.0	(1)	33,036	6.0
Total risk based capital:
Timberland Bancorp	92,406	16.8	44,084	8.0		N/A	N/A
Timberland Bank	86,856	15.8	55,059	10.0	(1)	55,059	10.0
______________________________

(1)
Reflects the higher Tier 1 leverage capital ratio that the Bank was required to comply with under terms of the Bank MOU that was in effect at September 30, 2012.  Also reflects that the Bank was required to maintain Tier 1 risk adjusted capital ratio and Total risk-based capital ratio at or above the “well capitalized” thresholds under the terms of the Bank MOU.

Restrictions on Retained Earnings
At the time of conversion of the Bank from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank, the Bank established a liquidation account in an amount equal to its retained earnings of $23,866,000 as of June

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

30, 1997, the date of the latest statement of financial condition used in the final conversion prospectus.  The liquidation account is maintained for the benefit of eligible account holders who have maintained their deposit accounts in the Bank after conversion.  The liquidation account reduces annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date.  Subsequent increases do not restore an eligible account holder’s interest in the liquidation account.  At September 30, 2013 management estimates the value of the liquidation account to be $429,000.  In the event of a complete liquidation of the Bank (and only in such an event), eligible depositors who have continued to maintain accounts will be entitled to receive a distribution from the liquidation account before any distribution may be made with respect to common stock.  The Bank may not declare or pay cash dividends if the effect thereof would reduce its regulatory capital below the amount required for the liquidation account.

Note 19 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - September 30, 2013 and 2012
(dollars in thousands)

	2013	2012
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$126	$509
Interest-bearing deposits in banks	379	2,183
Total cash and cash equivalents	505	2,692

Loan receivable from ESOP	2,565	2,918
Investment in Bank	86,795	84,775
Other assets	40	26
Total assets	$89,905	$90,411

Liabilities and shareholders’ equity
Accrued expenses	$217	$92
Shareholders’ equity	89,688	90,319
Total liabilities and shareholders’ equity	$89,905	$90,411

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

Condensed Statements of Income - Years Ended September 30, 2013, 2012 and 2011
(dollars in thousands)

	2013	2012	2011
Operating income
Interest on deposits in banks	$1	$1	$1
Interest on loan receivable from ESOP	237	266	291
Total operating income	238	267	292

Operating expenses	455	556	541

Loss before income taxes and equity in undistributed income of Bank	(217)	(289)	(249)
Benefit for income taxes	(98)	(98)	(85)

Loss before equity in undistributed income of Bank	(119)	(191)	(164)

Equity in undistributed income of Bank	4,876	4,781	1,253

Net income	4,757	4,590	1,089

Preferred stock dividends	(710)	(832)	(832)
Preferred stock accretion	(283)	(240)	(225)
Discount on redemption of preferred stock	255	—	—

Net income to common shareholders	$4,019	$3,518	$32

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

Condensed Statements of Cash Flows - Years Ended September 30, 2013, 2012 and 2011
(dollars in thousands)

	2013	2012	2011
Cash flows from operating activities
Net income	$4,757	$4,590	$1,089
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of Bank	(4,876)	(4,781)	(1,253)
ESOP shares earned	265	264	264
MRDP compensation expense	39	105	171
Stock option compensation expense	49	15	7
Other, net	(39)	406	(160)
Net cash provided by operating activities	195	599	118

Cash flows from investing activities
Investment in Bank	2,956	(243)	(288)
Principal repayments on loan receivable from Bank	353	322	298
Net cash provided by investing activities	3,309	79	10

Cash flows from financing activities
Repurchase of preferred stock	(4,321)	—	—
Payment of dividends	(1,368)	(2,080)	—
ESOP tax effect	6	(65)	(61)
MRDP compensation tax effect	(8)	(28)	(37)
Net cash used in financing activities	(5,691)	(2,173)	(98)

Net increase (decrease) in cash and cash equivalents	(2,187)	(1,495)	30

Cash and cash equivalents
Beginning of year	2,692	4,187	4,157
End of year	$505	$2,692	$4,187

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

Note 20 - Net Income Per Common Share

Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for Timberland Bancorp’s common stock during the period.  The 5% dividend and related accretion for the amount of the Company's Series A Preferred Stock outstanding for the respective year is deducted from net income, and the discount on the redemption of Series A Preferred Stock is added to net income in computing net income to common shareholders. Common stock equivalents arise from assumed conversion of outstanding stock options and outstanding warrants to purchase common stock.  In accordance with FASB guidance for stock compensation, shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing net income per common share.  Information regarding the calculation of basic and diluted net income per common share for the years ended September 30, 2013, 2012 and 2011 is as follows (dollars in thousands, except per share amounts):

	2013	2012	2011
Basic net income per common share computation
Numerator - net income	$4,757	$4,590	$1,089
Preferred stock dividends	(710)	(832)	(832)
Discount on redemption of preferred stock	255	—	—
Preferred stock discount accretion	(283)	(240)	(225)
Net income to common stockholders	$4,019	$3,518	$32

Denominator - weighted average common shares outstanding	6,817,918	6,780,612	6,745,347

Basic net income per common share	$0.59	$0.52	$—

Diluted net income per common share computation

Numerator - net income	$4,757	$4,590	$1,089
Preferred stock dividends	(710)	(832)	(832)
Discount on redemption of preferred stock	255	—	—
Preferred stock discount accretion	(283)	(240)	(225)
Net income to common stockholders	$4,019	$3,518	$32

Denominator - weighted average common shares outstanding	6,817,918	6,780,612	6,745,347
Effect of dilutive stock options	16,555	—	177
Effect of dilutive stock warrant	52,522	—	—
Weighted average common shares outstanding- assuming dilution	6,886,995	6,780,612	6,745,524

Diluted net income per common share	$0.58	$0.52	$—

For the years ended September 30, 2013, 2012 and 2011, average options to purchase 109,953, 162,517 and 163,714 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

For the years ended September 30, 2012 and 2011, a warrant to purchase a weighted average of 370,899 shares was outstanding but not included in the computation of diluted net income per common share because the warrant’s exercise price was greater than the average market price of the common shares and, therefore, its effect would have been anti-dilutive.

Note 21 - Fair Value Measurement

GAAP requires disclosure of estimated fair values for financial instruments.  Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of September 30, 2013 and 2012.  Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

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

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a recurring basis at September 30, 2013 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for Sale Securities
MBS:
U.S. government agencies	$—	$2,229	$—	$2,229
Private label residential	—	914	—	914
Mutual funds	958	—	—	958
Total	$958	$3,143	$—	$4,101

There were no transfers among Level 1, Level 2 and Level 3 during the year ended September 30, 2013.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

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

The Company uses the following methods and significant assumptions to estimate fair value on a non-recurring basis:

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at September 30, 2013, and the total losses resulting from these estimated fair value adjustments for the year ended September 30, 2013 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total Losses
Impaired loans:
Mortgage Loans;
One-to four-family	$—	$—	$3,042	$769
Multi-family	—	—	4,850	—
Commercial	—	—	12,868	667
Construction – speculative one-to four-family	—	—	599	—
Land	—	—	969	2,307
Consumer loans:
Home equity and second mortgage	—	—	242	184
Total impaired loans (1)	—	—	22,570	3,927

MBS – held to maturity (2):
Private label residential	—	83	—	45
OREO and other repossessed assets (3)	—	—	11,720	2,064
Total	$—	$83	$34,290	$6,036
_______________________

(1)	The loss represents charge-offs on collateral dependent loans for estimated fair value adjustments based on the estimated fair value of the collateral net of estimated costs to sell, if applicable.

(2)	The loss represents OTTI credit-related charges on held-to-maturity MBS.

(3)
The loss represents adjustments resulting from management’s periodic reviews of the recorded value to determine whether the property continues to be recorded at the lower of its recorded book value or estimated fair value, net of estimated costs to sell.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a non-recurring basis at September 30, 2012 and the total losses resulting from these estimated fair value adjustments for the year ended September 30, 2012 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total Losses
Impaired loans:
Mortgage Loans;
One-to four-family	$—	$—	$3,094	$276
Multi-family	—	—	6,168	14
Commercial	—	—	8,929	1,215
Construction – custom and owner / builder	—	—	86	—
Construction – speculative one-to four-family	—	—	591	—
Land	—	—	1,938	1,251
Consumer loans:
Home equity and second mortgage	—	—	265	232
Total impaired loans (1)	—	—	21,071	2,988

MBS – held to maturity (2):
Private label residential	—	231	—	164
OREO and other repossessed assets (3)	—	—	13,302	947
MSRs (4)	—	—	2,011	—
Total	$—	$231	$36,384	$4,099
_______________________

(1)	The loss represents charge-offs on collateral dependent loans for estimated fair value adjustments based on the estimated fair value of the collateral, net of estimated cost to sell, if applicable.

(2)	The loss represents OTTI credit-related charges on held-to-maturity MBS.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of September 30, 2013 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$22,570	Market approach	Appraised value less selling costs	NA

OREO and other repossessed assets	$11,720	Market approach	Lower of appraised value or listing price less selling costs	NA

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

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

FHLB Stock:  No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value. During the year ended September 30, 2013, 2,028 shares of FHLB stock was redeemed from the Company at par value. Accordingly, par value is deemed to be a reasonable estimate of fair value.

Loans Receivable, Net:  At September 30, 2013 the fair value of loans was estimated using a discounted cash flow analysis and comparable market statistics. A discounted cash flow analysis was used to estimate the fair value of loans graded pass. The fair value of loans graded watch, special mention and substandard was estimated using comparable market statistics that approximated sales of similarly rated loans. At September 30, 2012, the fair value of loans was estimated using comparable market statistics that approximated sales of similar types of loans.

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

The estimated fair values of financial instruments were as follows as of September 30, 2013 (dollars in thousands):

		Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1		Level 2	Level 3
Financial Assets
Cash and cash equivalents	$94,496	$94,496	$94,496		$—	$—
CDs held for investment	30,042	30,042	30,042		—	—
MBS and other investments	6,838	7,634	973	6,676	6,661	—
FHLB stock	5,452	5,452	5,452		—	—
Loans receivable, net	546,193	514,616	—		—	514,616
Loans held for sale	1,911	1,973	1,973		—	—
Accrued interest receivable	1,972	1,972	1,972		—	—

Financial Liabilities
Deposits:
Non-interest bearing demand	$87,657	$87,657	$87,657		$—	$—
Interest-bearing	520,605	522,021	346,455		—	175,566
Total deposits	608,262	609,678	434,112		—	175,566
FHLB advances	45,000	48,445	—		48,445	—
Accrued interest payable	320	320	320		—	—

The estimated fair values of financial instruments were as follows as of September 30, 2012 (dollars in thousands):

		Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1		Level 2	Level 3
Financial Assets
Cash and cash equivalents	$96,668	$96,668	$96,668		$—	$—
CDs held for investment	23,490	23,490	23,490		—	—
MBS and other investments	8,284	8,577	1,043	6,676	7,534	—
FHLB stock	5,655	5,655	5,655		—	—
Loans receivable, net	537,053	502,147	—		—	502,147
Loans held for sale	1,427	1,504	1,504		—	—
Accrued interest receivable	2,183	2,183	2,183		—	—

Financial Liabilities
Deposits:
Non-interest bearing demand	$75,296	$75,296	$75,296		$—	$—
Interest-bearing	522,630	524,823	317,181		—	207,642
Total deposits	597,926	600,119	392,477		—	207,642
FHLB advances	45,000	51,115	—		51,115	—
Repurchase agreements	855	855	855		—	—
Accrued interest payable	404	404	404		—	—

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

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

Note 22 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data are presented for the quarters ended (dollars in thousands, except per share amounts):

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Interest and dividend income	$7,521	$7,575	$7,552	$7,589
Interest expense	(1,052)	(1,076)	(1,111)	(1,200)
Net interest income	6,469	6,499	6,441	6,389

Provision for loan losses	(165)	(1,385)	(1,175)	(200)
Non-interest income	2,397	2,372	2,778	2,715
Non-interest expense	(7,066)	(6,237)	(6,184)	(6,377)

Income before income taxes	1,635	1,249	1,860	2,527

Provision for federal income taxes	740	373	582	819

Net income	895	876	1,278	1,708

Preferred stock dividends	(151)	(151)	(207)	(201)
Preferred stock discount accretion	(47)	(47)	(126)	(63)
Discount on redemption of preferred stock	—	—	255	—

Net income to common shareholders	$697	$678	$1,200	$1,444

Net income per common share
Basic	$0.10	$0.10	$0.18	$0.21
Diluted	0.10	0.10	0.17	0.21

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc and Subsidiary
September 30, 2013 and 2012

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Interest and dividend income	$7,750	$8,019	$7,804	$8,032
Interest expense	(1,294)	(1,391)	(1,531)	(1,731)
Net interest income	6,456	6,628	6,273	6,301

Provision for loan losses	(900)	(900)	(1,050)	(650)
Non-interest income	2,503	2,341	2,493	2,444
Non-interest expense	(6,678)	(6,097)	(6,572)	(6,221)

Income before income taxes	1,381	1,972	1,144	1,874

Provision for federal income taxes	230	624	336	591

Net income	1,151	1,348	808	1,283

Preferred stock dividends	(208)	(208)	(208)	(208)
Preferred stock discount accretion	(61)	(61)	(59)	(59)

Net income to common shareholders	$882	$1,079	$541	$1,016

Net income per common share
Basic	$0.13	$0.16	$0.08	$0.15
Diluted	0.13	0.16	0.08	0.15

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this annual report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)           Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control Over Financial Reporting is included in this Form 10-K under Part II, Item 8, “Financial Statements and Supplementary Data.”

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is contained under the section captioned “Proposal I - Election of Directors” in the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (“Proxy Statement”) and is incorporated herein by reference.

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

Code of Ethics

The Board of Directors ratified its Code of Ethics for the Company’s officers (including its senior financial officers), directors and employees during the year ended September 30, 2013.  The Code of Ethics requires the Company’s officers, directors and employees to maintain the highest standards of professional conduct.  The Company’s Code of Ethics was filed as an exhibit to its Annual Report on Form 10-K for the year ended September 30, 2003 and is available on our website at www.timberlandbank.com.

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

(a)Security Ownership of Certain Beneficial Owners.

The information required by this item is contained under the section captioned “Security Ownership of Certain Beneficial Owners and Management” included in the Company’s Proxy Statement and is incorporated herein by reference.

(a)Security Ownership of Management.

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

(d)           Equity Compensation Plan Information.  The following table summarizes share and exercise price information about the Company’s equity compensation plans as of September 30, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1999 Stock Option Plan	32,414	$11.46	—
2003 Stock Option Plan	130,532	5.81	157,338

Equity compensation plans not approved by security holders	—	—	—

Total	162,946		157,338

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)      Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
3.3	Articles of Amendment to Articles of Incorporation of the Registrant (3)
4.2	Warrant to purchase shares of the Company’s common stock dated December 23, 2008 (3)
4.3	Letter Agreement (including Securities Purchase Agreement – Standard Terms, attached as Exhibit A) dated December 23, 2008 between the Company and the United States Department of the Treasury (3)
10.1	Employee Severance Compensation Plan (4)
10.2	Employee Stock Ownership Plan (5)
10.3	1999 Stock Option Plan (6)
10.4	2003 Stock Option Plan (7)
10.5	Form of Incentive Stock Option Agreement (8)
10.6	Form of Non-qualified Stock Option Agreement (8)
10.7	Management Recognition and Development Plan (6)
10.8	Form of Management Recognition and Development Award Agreement (7)
10.9	Employment Agreement with Michael R. Sand (9)
10.10	Employment Agreement with Dean J. Brydon (9)
14	Code of Ethics (10)
21	Subsidiaries of the Registrant
23.1	Consent of Delap LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Certification of the Principal Executive Officer Pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008 for the Fiscal Year Ended September 30, 2013
99.2	Certification of the Chief Financial Officer Pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008 for the Fiscal Year Ended September 30, 2013
101
The following materials from Timberland Bancorp, Inc.’s  Annual Report on Form 10-K for the year ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial  Statements (11)

____________

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817) and incorporated by reference.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 29, 2010.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2008.

(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed April 16, 2007.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

(6)	Incorporated by reference to Exhibit 99 included in the Registrant’s Registration Statement on Form S-8 (333-32386)

(7)	Incorporated by reference to Exhibit 99.2 included in the Registrant’s Registration Statement on Form S-8 (333-1161163)

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005.

(9)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 29, 2013.

(10)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2003.

(11)
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

TIMBERLAND BANCORP, INC.

Date: December 11, 2013	By:	/s/Michael R. Sand
Michael R. Sand
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Michael R. Sand	President, Chief Executive Officer and	December 11, 2013
Michael R. Sand	Director
(Principal Executive Officer)

/s/Jon C. Parker	Chairman of the Board	December 11, 2013
Jon C. Parker

/s/Dean J. Brydon	Chief Financial Officer	December 11, 2013
Dean J. Brydon	(Principal Financial and Accounting Officer)

/s/Andrea M. Clinton	Director	December 11, 2013
Andrea M. Clinton

/s/Larry D. Goldberg	Director	December 11, 2013
Larry D. Goldberg

/s/James C. Mason	Director	December 11, 2013
James C. Mason

/s/Ronald A. Robbel	Director	December 11, 2013
Ronald A. Robbel

/s/David A. Smith	Director	December 11, 2013
David A. Smith

/s/Michael J. Stoney	Director	December 11, 2013
Michael J. Stoney

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

21	Subsidiaries of the Registrant
23.1	Consent of Delap LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Certification of the Principal Executive Officer Pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008 for the Fiscal Year Ended September 30, 2013
99.2	Certification of the Chief Financial Officer Pursuant to Section 111(b) of Emergency Economic Stabilization Act of 2008 for the Fiscal Year Ended September 30, 20132
101
The following materials from Timberland Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements *

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.