Form 10-Q
period 2013-12-31
TIMBERLAND BANCORP INC
filed 2014-02-10
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___    No   _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT JANUARY 31, 2014
Common stock, $.01 par value	7,048,636

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2013 and September 30, 2013
(Dollars in thousands, except per share amounts)
(Unaudited)

	December 31, 2013	September 30, 2013
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$11,508	$12,879
Interest-bearing deposits in banks	54,730	81,617
Total cash and cash equivalents	66,238	94,496

Certificates of deposit (“CDs”) held for investment (at cost which approximates fair value)	32,428	30,042
Mortgage-backed securities (“MBS”) and other investments - held to maturity, at amortized cost (estimated fair value $3,433 and $3,533)	2,617	2,737
MBS and other investments - available for sale	3,930	4,101
Federal Home Loan Bank of Seattle (“FHLB”) stock	5,401	5,452

Loans receivable	565,655	557,329
Loans held for sale	994	1,911
Less: Allowance for loan losses	(10,745)	(11,136)
Net loans receivable	555,904	548,104

Premises and equipment, net	17,914	17,764
Other real estate owned (“OREO”) and other repossessed assets, net	12,483	11,720
Accrued interest receivable	2,092	1,972
Bank owned life insurance (“BOLI”)	17,217	17,102
Goodwill	5,650	5,650
Core deposit intangible (“CDI”)	90	119
Mortgage servicing rights (“MSRs”), net	2,144	2,266
Other assets	3,825	4,123
Total assets	$727,933	$745,648

Liabilities and shareholders’ equity
Liabilities:
Deposits:
Non-interest-bearing demand	$98,585	$87,657
Interest-bearing	502,898	520,605
Total deposits	601,483	608,262

FHLB advances	45,000	45,000
Other liabilities and accrued expenses	2,362	2,698
Total liabilities	648,845	655,960
See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2013 and September 30, 2013
(Dollars in thousands, except per share amounts)
(Unaudited)

	December 31, 2013	September 30, 2013
Shareholders’ equity
Fixed Rate Cumulative Perpetual Preferred Stock. Series A. $0.01 par value; 1,000,000 shares authorized; redeemable at $1,000 per share; 12,065 shares, Series A. issued and outstanding - September 30, 2013	$—	$11,936
Common stock, $.01 par value; 50,000,000 shares authorized; 7,047,636 shares issued and outstanding - December 31, 2013 7,045,036 shares issued and outstanding - September 30, 2013	10,614	10,570
Unearned shares issued to Employee Stock Ownership Plan (“ESOP”)	(1,388)	(1,454)
Retained earnings	70,211	68,998
Accumulated other comprehensive loss	(349)	(362)
Total shareholders’ equity	79,088	89,688
Total liabilities and shareholders’ equity	$727,933	$745,648
See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended December 31, 2013 and 2012
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2013	2012
Interest and dividend income

Loans receivable	$7,318	$7,414
MBS and other investments	61	77
Dividends from mutual funds and FHLB stock	8	12
Interest-bearing deposits in banks	94	86
Total interest and dividend income	7,481	7,589

Interest expense

Deposits	551	728
FHLB advances	471	472
Total interest expense	1,022	1,200

Net interest income	6,459	6,389

Provision for loan losses	—	200

Net interest income after provision for loan losses	6,459	6,189

Non-interest income

Other than temporary impairment (“OTTI”) on MBS and other investments	(3)	(7)
Adjustment for portion recorded as (transferred from) other comprehensive income (loss) before taxes	1	(3)
Net OTTI on MBS and other investments	(2)	(10)

Service charges on deposits	992	947
ATM and debit card interchange transaction fees	585	515
BOLI net earnings	115	143
Gain on sales of loans, net	302	642
Escrow fees	35	35
Valuation recovery on MSRs	—	254
Fee income from non-deposit investment sales	28	25
Other	140	164
Total non-interest income, net	2,195	2,715

 See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three months ended December 31, 2013 and 2012
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2013	2012
Non-interest expense
Salaries and employee benefits	$3,380	$3,114
Premises and equipment	693	690
Advertising	178	177
OREO and other repossessed assets, net	159	288
ATM	226	221
Postage and courier	96	113
Amortization of CDI	29	33
State and local taxes	117	139
Professional fees	183	242
Federal Deposit Insurance Corporation ("FDIC") insurance	162	241
Other insurance	39	52
Loan administration and foreclosure	109	138
Data processing and telecommunications	330	287
Deposit operations	179	164
Other	361	478
Total non-interest expense	6,241	6,377

Income before federal income taxes	2,413	2,527

Provision for federal income taxes	802	819
Net income	1,611	1,708

Preferred stock dividends	(136)	(201)
Preferred stock discount accretion	(70)	(63)

Net income to common shareholders	$1,405	$1,444

Net income per common share
Basic	$0.20	$0.21
Diluted	$0.20	$0.21

Weighted average common shares outstanding
Basic	6,853,683	6,815,782
Diluted	6,978,385	6,821,006

Dividends paid per common share	$0.03	$—

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended December 31, 2013 and 2012
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2013	2012
Comprehensive income:
Net income	$1,611	$1,708
Unrealized holding gain (loss) on securities available for sale, net of tax	2	(19)
Change in OTTI on securities held to maturity, net of tax:
Additional amount recognized (recovered) related to credit loss for which OTTI was previously recognized	(1)	—
Amount reclassified to credit loss for previously recorded market loss	—	2
Accretion of OTTI securities held to maturity, net of tax	12	12

Total comprehensive income	$1,624	$1,703

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three months ended December 31, 2013 and the year ended September 30, 2013
(Dollars in thousands, except per share amounts)
(Unaudited)

	Number of Shares		Amount		Unearned Shares Issued to ESOP		Accumulated Other Compre- hensive Loss
	Preferred Stock	Common Stock	Preferred Stock	Common Stock		Retained Earnings		Total
Balance, September 30, 2012	16,641	7,045,036	$16,229	$10,484	$(1,719)	$65,788	$(463)	$90,319

Net income	—	—	—	—	—	4,757	—	4,757
Accretion of preferred stock discount	—	—	283	—	—	(283)	—	—
Redemption of preferred stock	(4,576)	—	(4,576)	—	—	255	—	(4,321)
5% preferred stock dividend	—	—	—	—	—	(885)	—	(885)
Common stock dividends ($0.09 per common share)	—	—	—	—	—	(634)	—	(634)
Earned ESOP shares, net of tax	—	—	—	6	265	—	—	271
MRDP (1) compensation expense, net of tax	—	—	—	31	—	—	—	31
Stock option compensation expense	—	—	—	49	—	—	—	49
Unrealized holding gain on securities available for sale, net of tax	—	—	—	—	—	—	23	23
Change in OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	21	21
Accretion of OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	57	57

Balance, September 30, 2013	12,065	7,045,036	11,936	10,570	(1,454)	68,998	(362)	89,688

Net income	—	—	—	—	—	1,611	—	1,611
Accretion of preferred stock discount	—	—	70	—	—	(70)	—	—
Redemption of preferred stock	(12,065)	—	(12,006)	—	—	(59)	—	(12,065)
Exercise of stock options	—	2,600	—	11	—	—	—	11
5% preferred stock dividends	—	—	—	—	—	(58)	—	(58)
Common stock dividends ($0.03 per common share)	—	—	—	—	—	(211)	—	(211)
Earned ESOP shares, net of tax	—	—	—	9	66	—	—	75
MRDP compensation expense, net of tax	—	—	—	2	—	—	—	2
Stock option compensation expense	—	—	—	22	—	—	—	22
Unrealized holding gain on securities available for sale, net of tax	—	—	—	—	—	—	2	2
Change in OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	(1)	(1)
Accretion of OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	12	12

Balance, December 31, 2013	—	7,047,636	$—	$10,614	$(1,388)	$70,211	$(349)	$79,088
__________________________
(1) 1998 Management Recognition and Development Plan (“MRDP”).

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2013 and 2012
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2013	2012
Cash flows from operating activities
Net income	$1,611	$1,708
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	200
Depreciation	279	252
Amortization of CDI	29	33
Earned ESOP shares	66	66
MRDP compensation expense	2	13
Stock option compensation expense	22	11
Gain on sales of OREO and other repossessed assets, net	(73)	(211)
Provision for OREO losses	100	244
Gain on sale of premises and equipment	—	(8)
BOLI net earnings	(115)	(143)
Gain on sales of loans, net	(302)	(642)
Increase (decrease) in deferred loan origination fees	58	(175)
Net OTTI on MBS and other investments	2	10
Valuation recovery on MSRs	—	(254)
Loans originated for sale	(9,043)	(24,063)
Proceeds from sales of loans	10,262	24,096
Decrease in other assets, net	285	1,195
Decrease in other liabilities and accrued expenses, net	(336)	(160)
Net cash provided by operating activities	2,847	2,172

Cash flows from investing activities
Net increase in CDs held for investment	(2,386)	(3,262)
Proceeds from maturities and prepayments of MBS and other investments available for sale	175	234
Proceeds from maturities and prepayments of MBS and other investments held to maturity	142	159
Redemption of FHLB stock	51	51
Increase in loans receivable, net	(11,694)	(6,629)
Additions to premises and equipment	(429)	(393)
Proceeds from sale of premises and equipment	—	8
Proceeds from sale of OREO and other repossessed assets	2,129	806
Net cash used in investing activities	(12,012)	(9,026)

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the three months ended December 31, 2013 and 2012
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2013	2012
Cash flows from financing activities
Decrease in deposits, net	$(6,779)	$(3,527)
Decrease in repurchase agreements, net	—	(230)
ESOP tax effect	9	(8)
Proceeds from exercise of stock options	11	—
Redemption of preferred stock	(12,065)	—
Dividends paid	(269)	(201)
Net cash used in financing activities	(19,093)	(3,966)

Net decrease in cash and cash equivalents	(28,258)	(10,820)
Cash and cash equivalents
Beginning of period	94,496	96,668
End of period	$66,238	$85,848

Supplemental disclosure of cash flow information
Income taxes paid	$500	$—
Interest paid	1,028	1,220

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$2,919	$1,341
Loans originated to facilitate the sale of OREO	—	574

See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)  Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. (“Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013 (“2013 Form 10-K”).  The unaudited condensed consolidated results of operations for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2014.

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

(e)  Certain prior period amounts have been reclassified to conform to the December 31, 2013 presentation with no change to net income or total shareholders’ equity previously reported.

(2) PREFERRED STOCK SOLD IN TROUBLED ASSET RELIEF PROGRAM (“TARP”) CAPITAL PURCHASE PROGRAM (“CPP”)
On December 23, 2008, the Company received $16.64 million from the U.S. Treasury Department (“Treasury”) as a part of the Treasury’s CPP, which was established as part of the TARP.  The Company sold 16,641 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), with a liquidation value of $1,000 per share and a related warrant to purchase 370,899 shares of the Company’s common stock at an exercise price of $6.73 per share (subject to anti-dilution adjustments) at any time through December 23, 2018.  The Series A Preferred Stock paid a 5.0% dividend for the first five years, after which the rate was scheduled to increase to 9.0% if the preferred shares were not redeemed by the Company.

On November 13, 2012, the Company’s outstanding 16,641 shares of Series A Preferred Stock were sold by the Treasury as part of its efforts to manage and recover its investments under the TARP.  While the sale of the shares of Series A Preferred Stock to new owners did not result in any proceeds to the Company and did not change the Company’s capital position or accounting for these securities, it did eliminate restrictions put in place by the Treasury on TARP recipients.

On June 12, 2013, the Treasury sold, to private investors, the warrant to purchase up to 370,899 shares of the Company's common stock. The sale of the warrant to new owners did not result in any proceeds to the Company and did not change the Company's capital position or accounting for the warrant.

During the year ended September 30, 2013 the Company purchased and retired 4,576 shares of its Series A Preferred Stock for $4.32 million; a $255,000 discount from the liquidation value. The discount from the liquidation value on the repurchased shares was recorded as an increase to retained earnings and included in net income to common shareholders in the computation of net income per common share. On December 20, 2013, the Company redeemed the remaining 12,065 shares of its Series A Preferred Stock at the liquidation value of $12.07 million.

(3) MBS AND OTHER INVESTMENTS
MBS and other investments have been classified according to management’s intent and are as follows as of December 31, 2013 and September 30, 2013 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2013
Held to Maturity
MBS:
U.S. government agencies	$1,152	$33	$(2)	$1,183
Private label residential	1,451	805	(21)	2,235
U.S. agency securities	14	1	—	15
Total	$2,617	$839	$(23)	$3,433

Available for Sale
MBS:
U.S. government agencies	$2,012	$111	$(2)	$2,121
Private label residential	763	112	(9)	866
Mutual funds	1,000	—	(57)	943
Total	$3,775	$223	$(68)	$3,930

September 30, 2013
Held to Maturity
MBS:
U.S. government agencies	$1,202	$31	$(2)	$1,231
Private label residential	1,521	781	(15)	2,287
U.S. agency securities	14	1	—	15
Total	$2,737	$813	$(17)	$3,533

Available for Sale
MBS:
U.S. government agencies	$2,144	$87	$(2)	$2,229
Private label residential	804	120	(10)	914
Mutual funds	1,000	—	(42)	958
Total	$3,948	$207	$(54)	$4,101

The following table summarizes the estimated fair value and gross unrealized losses for all securities and the length of time these unrealized losses existed as of December 31, 2013 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity
MBS:
U.S. government agencies	$18	$—	4	$85	$(2)	7	$103	$(2)
Private label residential	79	(7)	4	217	(14)	12	296	(21)
Total	$97	$(7)	8	$302	$(16)	19	$399	$(23)

Available for Sale
MBS:
U.S. government agencies	$41	$(2)	2	$—	$—	1	$41	$(2)
Private label residential	—	—	—	101	(9)	2	101	(9)
Mutual Funds	943	(57)	1	—	—	—	943	(57)
Total	$984	$(59)	3	$101	$(9)	3	$1,085	$(68)

The following table summarizes the estimated fair value and gross unrealized losses for all securities and the length of time the unrealized losses existed as of September 30, 2013 (dollars in thousands):

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

During the three months ended December 31, 2013 and 2012, the Company recorded net OTTI charges through earnings on residential MBS of $2,000 and $10,000, respectively. The Company provides for the bifurcation of OTTI into (i) amounts related to credit losses which are recognized through earnings, and (ii)amounts related to all other factors which are recognized as a component of other comprehensive income.

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

The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on OTTI securities as of December 31, 2013 and September 30, 2013:

	Range		Weighted
	Minimum	Maximum	Average
December 31, 2013
Constant prepayment rate	6.00%	15.00%	12.72%
Collateral default rate	0.52%	20.40%	6.79%
Loss severity rate	20.34%	71.52%	43.78%

September 30, 2013
Constant prepayment rate	6.00%	15.00%	12.33%
Collateral default rate	0.73%	22.53%	7.84%
Loss severity rate	20.48%	75.02%	52.69%

The following tables present the OTTI losses for the three months ended December 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended December 31, 2013		Three Months Ended December 31, 2012
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total OTTI	$(3)	$—	$(6)	$(1)
Adjustment for portion recorded as (transferred from) other comprehensive income (loss) before taxes (1)	1	—	(3)	—
Net OTTI recognized in earnings (2)	$(2)	$—	$(9)	$(1)

________________________

(1)	Represents OTTI related to all other factors.

(2)	Represents OTTI related to credit losses.

The following table presents a roll-forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in other comprehensive income for the three months ended December 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended December 31,
	2013	2012
Beginning balance of credit loss	$2,084	$2,703
Additions:
Credit losses for which OTTI was not previously recognized	2	4
Additional increases to the amount related to credit loss for which OTTI was previously recognized	—	6
Subtractions:
Realized losses previously recorded as credit losses	(40)	(232)
Ending balance of credit loss	$2,046	$2,481

There was no realized gain on sale of securities for the three months ended December 31, 2013 and 2012. During the three months ended December 31, 2013, the Company recorded a $40,000 realized loss (as a result of the securities being deemed worthless) on 14 held to maturity residential MBS and six available for sale residential MBS, of which the entire amount had been recognized previously as a credit loss. During the three months ended December 31, 2012, the Company recorded a $232,000 realized loss (as a result of the securities being deemed worthless) on 16 held to maturity residential MBS and six available for sale residential MBS, of which the entire amount had been recognized previously as a credit loss.

The amortized cost of residential mortgage-backed and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral, retail repurchase agreements and other non-profit organization deposits totaled $4.15 million and $4.54 million at December 31, 2013 and September 30, 2013, respectively.

The contractual maturities of debt securities at December 31, 2013 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities as a result of the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$—	$—
Due after one year to five years	20	22	26	26
Due after five to ten years	18	18	27	27
Due after ten years	2,579	3,393	2,722	2,934
Total	$2,617	$3,433	$2,775	$2,987

(4) GOODWILL
The Company performed its fiscal year 2013 goodwill impairment test during the quarter ended June 30, 2013 with the assistance of a third-party firm specializing in goodwill impairment valuations for financial institutions. The third-party analysis was conducted as of May 31, 2013 and the final adjusted conclusion received subsequent to September 30, 2013 was that the fair value of goodwill as of May 31, 2013 was $25.0 million, which exceeded the recorded value of $5.7 million by 339% .

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

The Company then calculated the implied fair value of its reporting unit under step two of the goodwill impairment test. Under this approach, the Company calculated the fair value for the assets and liabilities of the reporting unit. The calculated implied fair value of the Company's goodwill based on the final analysis exceeded the recorded value by $19.3 million.

Under the step two process significant adjustments were made to determine the estimated fair value of the Company's loans receivable compared to its recorded value. The Company utilized a discounted cash flow approach and a comparable transaction approach to determine the fair value of its loans receivable.

The discounted cash flow approach was utilized to value performing loans with credit quality grades of pass. A key assumption in the discounted cash flow approach was determining an appropriate discount rate. In determining the discount rate for pass loans, the Company started with its contractual cash flows and its current lending rate for comparable loans and adjusted these for credit factors, estimated prepayments and liquidity premiums. Based on a final analysis of these factors, performing loans with credit quality grades of pass were discounted by 1%.

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

As of September 30, 2013 and December 31, 2013, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future.

(5) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable and loans held for sale consisted of the following at December 31, 2013 and September 30, 2013
(dollars in thousands):

	December 31, 2013		September 30, 2013
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$100,869	17.1%	$104,298	18.0%
Multi-family	48,212	8.2	51,108	8.8
Commercial	299,644	50.8	291,297	50.3
Construction and land development	53,694	9.1	45,136	7.8
Land	31,464	5.3	31,144	5.4
Total mortgage loans	533,883	90.5	522,983	90.3

Consumer loans:
Home equity and second mortgage	32,201	5.5	33,014	5.7
Other	5,963	1.0	5,981	1.0
Total consumer loans	38,164	6.5	38,995	6.7

Commercial business loans	17,732	3.0	17,499	3.0

Total loans receivable	589,779	100.0%	579,477	100.0%
Less:
Undisbursed portion of construction loans in process	(21,362)		(18,527)
Deferred loan origination fees	(1,768)		(1,710)
Allowance for loan losses	(10,745)		(11,136)

Total loans receivable, net	$555,904		$548,104
________________________
(1)    Includes loans held for sale.

Construction and Land Development Loan Portfolio Composition
The following table sets forth the composition of the Company’s construction and land development loan portfolio at December 31, 2013 and September 30, 2013 (dollars in thousands):

	December 31, 2013		September 30, 2013
	Amount	Percent	Amount	Percent
Custom and owner/builder	$46,789	87.1%	$40,811	90.4%
Speculative one- to four-family	2,104	3.9	1,428	3.2
Commercial real estate	4,467	8.3	2,239	5.0
Multi-family (including condominiums)	143	0.3	143	0.3
Land development	190	0.4	515	1.1
Total construction and land development loans	$53,693	100.0%	$45,136	100.0%

Allowance for Loan Losses
The following tables set forth information for the three months ended December 31, 2013 and 2012 regarding activity in the allowance for loan losses (dollars in thousands):

	Three Months Ended December 31, 2013
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,449	$214	$350	$8	$1,321
Multi-family	749	(198)	—	—	551
Commercial	5,275	130	295	3	5,113
Construction – custom and owner/builder	262	70	—	—	332
Construction – speculative one- to four-family	96	22	—	—	118
Construction – commercial	56	24	—	—	80
Construction – multi-family	—	—	—	—	—
Construction – land development	—	(69)	—	69	—
Land	1,940	(282)	93	300	1,865
Consumer loans:
Home equity and second mortgage	782	55	28	—	809
Other	200	8	—	—	208
Commercial business loans	327	26	14	9	348
Total	$11,136	$—	$780	$389	$10,745

	Three Months Ended December 31, 2012
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,558	$533	$263	$1	$1,829
Multi-family	1,156	(212)	—	1	945
Commercial	4,247	216	—	—	4,463
Construction – custom and owner/builder	386	(92)	—	—	294
Construction – speculative one- to four-family	128	4	—	—	132
Construction – commercial	429	(58)	—	—	371
Construction – multi-family	—	—	—	—	—
Construction – land development	—	(120)	6	146	20
Land	2,392	101	209	1	2,285
Consumer loans:
Home equity and second mortgage	759	(19)	18	—	722
Other	254	(5)	—	—	249
Commercial business loans	516	(148)	—	91	459
Total	$11,825	$200	$496	$240	$11,769

The following table presents information on the loans evaluated individually for impairment and collectively evaluated for impairment in the allowance for loan losses at December 31, 2013 and September 30, 2013 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
December 31, 2013
Mortgage loans:
One- to four-family	$440	$881	$1,321	$8,173	$92,696	$100,869
Multi-family	131	420	551	4,934	43,278	48,212
Commercial	1,515	3,598	5,113	18,012	281,632	299,644
Construction – custom and owner/builder	—	332	332	—	27,357	27,357
Construction – speculative one- to four-family	84	34	118	686	906	1,592
Construction – commercial	—	80	80	—	3,050	3,050
Construction – multi-family	—	—	—	143	—	143
Construction – land development	—	—	—	190	—	190
Land	368	1,497	1,865	5,614	25,850	31,464
Consumer loans:
Home equity and second mortgage	55	754	809	525	31,676	32,201
Other	—	208	208	5	5,958	5,963
Commercial business loans	—	348	348	5	17,727	17,732
Total	$2,593	$8,152	$10,745	$38,287	$530,130	$568,417

September 30, 2013
Mortgage loans:
One- to four-family	$600	$849	$1,449	$8,984	$95,314	$104,298
Multi-family	334	415	749	5,184	45,924	51,108
Commercial	1,763	3,512	5,275	19,510	271,787	291,297
Construction – custom and owner/builder	—	262	262	—	22,788	22,788
Construction – speculative one- to four-family	88	8	96	687	236	923
Construction – commercial	—	56	56	—	2,239	2,239
Construction – multi-family	—	—	—	143	1	144
Construction – land development	—	—	—	515	—	515
Land	234	1,706	1,940	2,391	28,753	31,144
Consumer loans:
Home equity and second mortgage	57	725	782	679	32,335	33,014
Other	—	200	200	6	5,975	5,981
Commercial business loans	—	327	327	—	17,499	17,499
Total	$3,076	$8,060	$11,136	$38,099	$522,851	$560,950

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

The following table lists the loan credit risk grades utilized by the Company that serve as credit quality indicators at December 31, 2013 and September 30, 2013 (dollars in thousands):

December 31, 2013	Loan Grades
	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$90,870	$735	$2,015	$7,249	$100,869
Multi-family	39,365	—	8,073	774	48,212
Commercial	272,616	3,072	16,459	7,497	299,644
Construction – custom and owner/builder	27,357	—	—	—	27,357
Construction – speculative one- to four-family	906	686	—	—	1,592
Construction – commercial	3,050	—	—	—	3,050
Construction – multi-family	—	—	—	143	143
Construction – land development	—	—	—	190	190
Land	22,404	160	2,516	6,384	31,464
Consumer loans:
Home equity and second mortgage	30,241	846	203	911	32,201
Other	5,919	39	—	5	5,963
Commercial business loans	17,564	62	101	5	17,732
Total	$510,292	$5,600	$29,367	$23,158	$568,417
September 30, 2013
Mortgage loans:
One- to four-family	$91,291	$4,032	$769	$8,206	$104,298
Multi-family	41,863	132	8,337	776	51,108
Commercial	262,502	3,309	12,522	12,964	291,297
Construction – custom and owner/builder	22,788	—	—	—	22,788
Construction – speculative one- to four-family	236	687	—	—	923
Construction – commercial	2,239	—	—	—	2,239
Construction – multi-family	—	—	—	144	144
Construction – land development	—	—	—	515	515
Land	20,627	5,101	1,129	4,287	31,144
Consumer loans:
Home equity and second mortgage	31,096	782	55	1,081	33,014
Other	5,937	39	—	5	5,981
Commercial business loans	17,029	366	104	—	17,499
Total	$495,608	$14,448	$22,916	$27,978	$560,950

The following tables present an age analysis of past due status of loans by category at December 31, 2013 and September 30, 2013 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
December 31, 2013
Mortgage loans:
One- to four-family	$—	$645	$6,184	$—	$6,829	$94,040	$100,869
Multi-family	—	—	—	—	—	48,212	48,212
Commercial	169	—	2,017	—	2,186	297,458	299,644
Construction – custom and owner/builder	—	600	—	—	600	26,757	27,357
Construction – speculative one- to four- family	—	686	—	—	686	906	1,592
Construction – commercial	—	—	—	—	—	3,050	3,050
Construction – multi-family	—	—	143	—	143	—	143
Construction – land development	—	—	190	—	190	—	190
Land	166	849	5,371	—	6,386	25,078	31,464
Consumer loans:
Home equity and second mortgage	—	23	226	153	402	31,799	32,201
Other	52	54	5	—	111	5,852	5,963
Commercial business loans	83	172	5	—	260	17,472	17,732
Total	$470	$3,029	$14,141	$153	$17,793	$550,624	$568,417

September 30, 2013
Mortgage loans:
One- to four-family	$14	$1,218	$6,985	$—	$8,217	$96,081	$104,298
Multi-family	—	—	—	—	—	51,108	51,108
Commercial	—	2,537	3,435	—	5,972	285,325	291,297
Construction – custom and owner/ builder	—	—	—	—	—	22,788	22,788
Construction – speculative one- to four- family	—	—	—	—	—	923	923
Construction – commercial	—	—	—	—	—	2,239	2,239
Construction – multi-family	—	—	144	—	144	—	144
Construction – land development	—	—	515	—	515	—	515
Land	—	—	2,146	284	2,430	28,714	31,144
Consumer loans:
Home equity and second mortgage	101	20	380	152	653	32,361	33,014
Other	1	39	5	—	45	5,936	5,981
Commercial business loans	83	15	—	—	98	17,401	17,499
Total	$199	$3,829	$13,610	$436	$18,074	$542,876	$560,950

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

Following is a summary of information related to impaired loans as of December 31, 2013 and for the three months then ended (in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	YTD Average Recorded Investment (1)	YTD Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (1)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$5,328	$5,983	$—	$3,424	$—	$—
Multi-family	—	982	—	473	—	—
Commercial	5,208	8,335	—	8,303	66	87
Construction – custom and owner/builder	—	—	—	55	—	—
Construction – speculative one- to four-family	—	—	—	—	—	—
Construction – multi-family	143	608	—	253	—	—
Construction – land development	190	2,060	—	454	—	—
Land	948	1,600	—	2,511	2	3
Consumer loans:
Home equity and second mortgage	226	430	—	259	—	—
Other	5	5	—	8	—	—
Commercial business loans	5	44	—	1	—	—
Subtotal	12,053	20,047	—	15,741	68	90

With an allowance recorded:
Mortgage loans:
One- to four-family	2,845	2,845	440	4,211	21	28
Multi-family	4,934	4,934	131	5,571	52	69
Commercial	12,804	12,804	1,515	9,693	135	164
Construction – custom and owner/builder	—	—	—	40	—	—
Construction – speculative one- to four-family	686	686	84	692	7	11
Construction – multi-family	—	—	—	—	—	—
Construction - land development	—	—	—	—	—	—
Land	4,666	4,677	368	2,370	6	6
Consumer loans:
Home equity and second mortgage	299	299	55	351	3	4
Other	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—
Subtotal	26,234	26,245	2,593	22,928	224	282

Total
Mortgage loans:
One- to four-family	$8,173	$8,828	$440	$7,635	$21	$28
Multi-family	4,934	5,916	131	6,044	52	69
Commercial	18,012	21,139	1,515	17,996	201	251
Construction – custom and owner/builder	—	—	—	95	—	—
Construction – speculative one- to four-family	686	686	84	692	7	11
Construction – multi-family	143	608	—	253	—	—
Construction – land development	190	2,060	—	454	—	—
Land	5,614	6,277	368	4,881	8	9
Consumer loans:						—
Home equity and second mortgage	525	729	55	610	3	4
Other	5	5	—	8	—	—
Commercial business loans	5	44	—	1	—	—
Total	$38,287	$46,292	$2,593	$38,669	$292	$372
________________________________________________

(1)	For the three months ended December 31, 2013

The following is a summary of information related to impaired loans as of and for the year ended September 30, 2013 (in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	YTD Average Recorded Investment (1)	YTD Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (1)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$5,342	$5,775	$—	$2,661	$18	$13
Multi-family	—	982	—	473	3	3
Commercial	4,879	8,005	—	8,781	322	267
Construction – custom and owner/builder	—	—	—	97	—	—
Construction – speculative one- to four-family	—	—	—	65	—	—
Construction – multi-family	143	608	—	293	—	—
Construction – land development	515	3,279	—	534	—	—
Land	1,188	2,133	—	3,519	9	8
Consumer loans:
Home equity and second mortgage	380	556	—	266	—	—
Other	6	6	—	8	—	—
Commercial business loans	—	33	—	—	—	—
Subtotal	12,453	21,377	—	16,697	352	291

With an allowance recorded:
Mortgage loans:
One- to four-family	3,642	3,726	600	4,397	91	68
Multi-family	5,184	5,184	334	5,960	301	230
Commercial	14,631	15,297	1,763	9,052	526	420
Construction – custom and owner/builder	—	—	—	60	—	—
Construction – speculative one- to four-family	687	687	88	695	29	16
Construction – multi-family	—	—	—	—	—	—
Land	1,203	1,226	234	1,962	27	27
Consumer loans:
Home equity and second mortgage	299	299	57	352	16	12
Other	—	—	—	—	—	—
Subtotal	25,646	26,419	3,076	22,478	990	773
Total
Mortgage loans:
One- to four-family	8,984	9,501	600	7,058	109	81
Multi-family	5,184	6,166	334	6,433	304	233
Commercial	19,510	23,302	1,763	17,833	848	687
Construction – custom and owner/builder	—	—	—	157	—	—
Construction – speculative one- to four-family	687	687	88	760	29	16
Construction – multi-family	143	608	—	293	—	—
Construction – land development	515	3,279	—	534	—	—
Land	2,391	3,359	234	5,481	36	35
Consumer loans:
Home equity and second mortgage	679	855	57	618	16	12
Other	6	6	—	8	—	—
Commercial business loans	—	33	—	—	—	—
Total	$38,099	$47,796	$3,076	$39,175	$1,342	$1,064
______________________________________________
(1) For the year ended September 30, 2013

The following table sets forth information with respect to the Company’s non-performing assets at December 31, 2013 and September 30, 2013 (dollars in thousands):

	December 31, 2013	September 30, 2013
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family	$6,184	$6,985
Multi-family	—	—
Commercial	2,017	3,435
Construction – custom and owner/builder	—	—
Construction – speculative one- to four-family	—	—
Construction – multi-family	143	144
Construction – land development	190	515
Land	5,371	2,146
Consumer loans:
Home equity and second mortgage	226	380
Other	5	5
Commercial business loans	5	—
Total loans accounted for on a non-accrual basis	14,141	13,610

Accruing loans which are contractually past due 90 days or more	153	436

Total of non-accrual and 90 days past due loans	14,294	14,046

Non-accrual investment securities	2,092	2,187

OREO and other repossessed assets, net	12,483	11,720
Total non-performing assets (1)	$28,869	$27,953

Troubled debt restructured loans on accrual status (2)	$18,260	$18,573

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	2.52%	2.51%

Non-accrual and 90 days or more past due loans as a percentage of total assets	1.96%	1.88%

Non-performing assets as a percentage of total assets	3.97%	3.75%

Loans receivable (3)	$566,649	$559,240

Total assets	$727,933	$745,648
___________________________________
(1) Does not include troubled debt restructured loans on accrual status.
(2) Does not include troubled debt restructured loans totaling $3.2 million and $4.0 million reported as non-accrual loans at December 31, 2013 and September 30, 2013, respectively.
(3)  Includes loans held for sale and before the allowance for loan losses.

Troubled debt restructured loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider.  The loan terms which have been modified or restructured due to a borrower’s financial difficulty include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals.  Troubled debt restructured loans are considered impaired loans and are individually evaluated for impairment.  Troubled debt restructured loans can be classified as either accrual or non-accrual. Troubled debt restructured loans are classified as non-performing loans unless they have been performing in accordance with modified terms for a period of at least six months. The Company had $21.44 million in troubled debt restructured loans included in impaired loans at December 31, 2013 and had $1,000 in commitments to lend additional funds on these loans.  The Company had $22.60 million in troubled debt restructured loans included in impaired loans at September 30, 2013 and had $1,000 in commitments to lend additional funds on these loans. The allowance for loan losses allocated to troubled debt restructured loans at December 31, 2013 and September 30, 2013 was $2.01 million and $2.37 million, respectively.

The following table sets forth information with respect to the Company’s troubled debt restructured loans by interest accrual status as of December 31, 2013 and September 30, 2013 (dollars in thousands):

	December 31, 2013
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$1,989	$195	$2,184
Multi-family	4,934	—	4,934
Commercial	10,109	1,547	11,656
Construction – speculative one- to four-family	686	—	686
Construction – land development	—	190	190
Land	243	1,092	1,335
Consumer loans:
Home equity and second mortgage	299	152	451
Total	$18,260	$3,176	$21,436

	September 30, 2013
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$1,999	$198	$2,197
Multi-family	5,184	—	5,184
Commercial	10,160	1,574	11,734
Construction – speculative one- to four-family	687	—	687
Construction – land development	—	515	515
Land	244	1,564	1,808
Consumer loans:
Home equity and second mortgage	299	180	479
Total	$18,573	$4,031	$22,604

There were no new troubled debt restructured loans during the three months ended December 31, 2013. The following table sets forth information with respect to the Company’s troubled debt restructured loans by portfolio segment that occurred during the year ended September 30, 2013 (dollars in thousands):

September 30, 2013	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
One-to four-family (1)	2	$353	$353	$350
Commercial (2)	2	2,327	2,327	2,318
Total	4	$2,680	$2,680	$2,668
___________________________

(1)	Modifications were a result of a combination of changes (i.e., a reduction in the stated interest rate and an extension of the maturity at an interest rate below current market).
(2)     Modifications were a result of a reduction in the stated interest rate.

(6) NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period.  The dividend and related accretion for the amount of the Company's Series A Preferred Stock outstanding for the respective period was deducted from net income in computing net income to common shareholders.  Common stock equivalents arise from the assumed conversion of outstanding stock options and the outstanding warrant to purchase common stock.  In accordance with the Financial Accounting Standards Board (“FASB”) guidance for stock compensation, shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted net income per common share. At December 31, 2013 and 2012, there were 191,916 and 229,234 shares, respectively, that had not been allocated under the Bank’s ESOP.

Information regarding the calculation of basic and diluted net income per common share for the three months ended December 31, 2013 and 2012 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended December 31
	2013	2012
	(Dollars in thousands, except for per share data)
Basic net income per common share computation
Numerator – net income	$1,611	$1,708
Preferred stock dividends	(136)	(201)
Preferred stock discount accretion	(70)	(63)
Net income to common shareholders	$1,405	$1,444

Denominator – weighted average common shares outstanding	6,853,683	6,815,782

Basic net income per common share	$0.20	$0.21

Diluted net income per common share computation
Numerator – net income	$1,611	$1,708
Preferred stock dividends	(136)	(201)
Preferred stock discount accretion	(70)	(63)
Net income to common shareholders	$1,405	$1,444

Denominator – weighted average common shares outstanding	6,853,683	6,815,782
Effect of dilutive stock options (1)	29,596	5,224
Effect of dilutive stock warrant (2)	95,106	—
Weighted average common shares and common stock equivalents	6,978,385	6,821,006

Diluted net income per common share	$0.20	$0.21
____________________________________________
(1) For the three months ended December 31, 2013 and 2012, average options to purchase 125,198 and 212,152 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive.
(2) For the three months ended December 31, 2012, a warrant to purchase 370,899 shares of common stock was outstanding but not included in the computation of diluted net income per common share because the warrant's exercise price was greater than the average market price of the common stock, and, therefore, its effect would have been anti-dilutive.

(7) STOCK PLANS AND STOCK BASED COMPENSATION
Stock Option Plans
Under the Company’s stock option plans (the 1999 Stock Option Plan and the 2003 Stock Option Plan), the Company was able to grant options for up to a combined total of 1,622,500 shares of common stock to employees, officers and directors.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant.  Generally, options vest in 20% annual installments on each of the five anniversaries from the date of the grant.  At December 31, 2013, options for 51,338 shares are available for future grant under the 2003 Stock Option Plan, and no shares are available for future grant under the 1999 Stock Option Plan.

Activity under the plans for the three months ended December 31, 2013 and 2012 is as follows:

	Three Months Ended December 31, 2013		Three Months Ended December 31, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	162,946	$6.96	195,626	$7.97
Exercised	(2,600)	4.59	—	—
Granted	106,000	9.00	29,000	6.00
Options outstanding, end of period	266,346	$7.10	224,626	$7.71

Options exercisable, end of period	83,946	$8.09	125,126	$9.54

The aggregate intrinsic value of options outstanding at December 31, 2013 was $569,000.

At December 31, 2013, there were 182,400 unvested options with an aggregate grant date fair value of $429,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at December 31, 2013 was $279,000.  There were 14,600 options with an aggregate grant date fair value of $26,000 that vested during the three months ended December 31, 2013.

At December 31, 2012, there were 99,500 unvested options with an aggregate grant date fair value of $208,000. There were 8,800 options with an aggregate grant date fair value of $13,000 that vested during the three months ended December 31, 2012.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.  The risk-free interest rate is based on the U.S. Treasury rate of a similar term as the stock option at the particular grant date.  The expected life is based on historical data, vesting terms and estimated exercise dates.  The expected dividend yield is based on the most recent quarterly dividend on an annualized basis in effect at the time the options were granted, adjusted, if appropriate for management's expectations regarding future dividends.  The expected volatility is based on historical volatility of the Company’s stock price.  There were 106,000 options granted during the three months ended December 31, 2013 with an aggregate grant date fair value of $267,000.  There were 29,000 options granted during the three months ended December 31, 2012 with an aggregate grant date fair value of $69,000.

The weighted average assumptions used for options granted during the three months ended December 31, 2013 and 2012 were:

	2013	2012
Expected volatility	39%	45%
Expected term (in years)	5	5
Expected dividend yield	2.56%	—%
Risk free interest rate	1.35%	0.76%
Grant date fair value per share	$2.52	$2.37

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

No MRDP shares were granted to officers or directors during the three months ended December 31, 2013 or 2012.  At December 31, 2013, no shares were available for future awards under the MRDP.

At December 31, 2013, there were no unvested MRDP shares. There were 3,254 MRDP shares that vested during the three months ended December 31, 2013 with an aggregate grant date fair value of $23,000.

At December 31, 2012, there were 3,848 unvested MRDP shares with an aggregated grant date fair value of $28,000. There were 5,613 MRDP shares that vested during the three months ended December 31, 2012 with an aggregated grant date fair value of $57,000. At December 31, 2012, no shares were available for future awards under the MRDP.

Expense for Stock Compensation Plans
Compensation expense for all stock-based plans were as follows:

	Three Months Ended December 31,
	2013		2012
	(Dollars in thousands)
	Stock Options	Stock Grants	Stock Options	Stock Grants
Compensation expense recognized in income	$22	$2	$11	$13

As of December 31, 2013, the compensation expense yet to be recognized for stock-based awards that have been awarded but not vested for the years ending September 30 is as follows (dollars in thousands):

	Stock Options	Stock Grants	Total Awards
Remainder of 2014	$78	$—	$78
2015	98	—	98
2016	97	—	97
2017	88	—	88
2018	55	—	55
2019	4	—	4
Total	$420	$—	$420

(8) FAIR VALUE MEASUREMENTS
GAAP requires disclosure of estimated fair values for financial instruments.  Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2013 and September 30, 2013.  Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

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

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a recurring basis at
December 31, 2013 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for Sale Securities
MBS:
U.S. government agencies	$—	$2,121	$—	$2,121
Private label residential	—	866	—	866
Mutual funds	943	—	—	943
Total	$943	$2,987	$—	$3,930

There were no transfers among Level 1, Level 2 and Level 3 during the three months ended December 31, 2013.

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

The Company uses the following methods and significant assumptions to estimate fair value on a non-recurring basis:

Impaired Loans: A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The specific reserve for collateral dependent impaired loans was based on the estimated fair value of the collateral less estimated costs to sell, if applicable.  The estimated fair value of collateral was determined based primarily on appraisals.  In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at December 31, 2013, and the total losses resulting from these estimated fair value adjustments for the three months ended December 31, 2013 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total Losses
Impaired loans:
Mortgage Loans:
One-to four-family	$—	$—	$2,405	$350
Multi-family	—	—	4,803	—
Commercial	—	—	11,289	295
Construction – speculative one- to- four-family	—	—	602	—
Land	—	—	4,298	93
Consumer loans:
Home equity and second mortgage	—	—	244	28
Total impaired loans (1)	—	—	23,641	766
MBS – held to maturity (2):
Private label residential	—	78	—	2
OREO and other repossessed items (3)	—	—	12,483	100
Total	$—	$78	$36,124	$868
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

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a non-recurring basis at September 30, 2013 and the total losses resulting from these estimated fair value adjustments for the year ended September 30, 2013 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total Losses
Impaired loans:
Mortgage Loans:
One-to four-family	$—	$—	$3,042	$769
Multi-family	—	—	4,850	—
Commercial	—	—	12,868	667
Construction – speculative one-to four-family	—	—	599	—
Land	—	—	969	2,307
Consumer loans:
Home equity and second mortgage	—	—	242	184
Total impaired loans (1)	—	—	22,570	3,927
MBS – held to maturity (2):
Private label residential	—	83	—	45
OREO and other repossessed items (3)	—	—	11,720	2,064
Total	$—	$83	$34,290	$6,036
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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the date indicated (dollars in thousands):

	December 31, 2013
	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$23,641	Market approach	Appraised value of underlying collateral less selling costs	NA

OREO and other repossessed assets	$12,483	Market approach	Lower of appraised value or listing price less selling costs	NA

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

MBS and Other Investments: See descriptions above.

FHLB Stock:  No ready market exists for this stock, and it has no quoted market value.  However, redemption of this stock has historically been at par value.  During the three months ended December 31, 2013, 507 shares of FHLB stock was redeemed from the Company at par value. Accordingly, par value is deemed to be a reasonable estimate of fair value.

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

The estimated fair values of financial instruments were as follows as of December 31, 2013 and September 30, 2013 (dollars in thousands):

	December 31, 2013
		Fair Value Measurements Using:
	Recorded Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$66,238	$66,238	$66,238	$—	$—
CDs held for investment	32,428	32,428	32,428	—	—
MBS and other investments	6,547	7,363	943	6,420	—
FHLB stock	5,401	5,401	5,401	—	—
Loans receivable, net	554,910	528,482	—	—	528,482
Loans held for sale	994	1,028	1,028	—	—
Accrued interest receivable	2,092	2,092	2,092	—	—

Financial Liabilities
Deposits:
Non-interest-bearing demand	$98,585	$98,585	$98,585	$—	$—
Interest-bearing	502,898	504,090	337,120	—	166,970
Total deposits	601,483	602,675	435,705	—	166,970
FHLB advances	45,000	47,935	—	47,935	—
Accrued interest payable	314	314	314	—	—

	September 30, 2013
		Fair Value Measurements Using:
	Recorded Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$94,496	$94,496	$94,496	$—	$—
CDs held for investment	30,042	30,042	30,042	—	—
MBS and other investments	6,838	7,634	973	6,661	—
FHLB stock	5,452	5,452	5,452	—	—
Loans receivable, net	546,193	534,364	—	—	534,364
Loans held for sale	1,911	1,973	1,973	—	—
Accrued interest receivable	1,972	1,972	1,972	—	—

Financial Liabilities
Deposits:
Non-interest-bearing demand	$87,657	$87,657	$87,657	$—	$—
Interest-bearing	520,605	522,021	346,455	—	175,566
Total deposits	608,262	609,678	434,112	—	175,566
FHLB advances	45,000	48,445	—	48,445	—
Accrued interest payable	320	320	320	—	—

(9) RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued Accounting Standard Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exits. The guidance clarifies when it is appropriate for an unrecognized tax benefit, or portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013. Early adoption is permitted. The guidance should be applied prospectively to all unrecognized tax benefits that exist at the effective date, however, retrospective application is also permitted. Adoption of ASU 2013-11 is not expected to have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors. The guidance clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of the residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized. ASU 2014-04 is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. The guidance can be adopted using a modified retrospective transition method or a prospective transition method. Adoption of ASU 2014-04 is not expected to a have a material impact on the Company's consolidated financial statements.

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

The following analysis discusses the material changes in the condensed consolidated financial condition and results of operations of the Company at and for the three months ended December 31, 2013.  This analysis as well as other sections of this report contains certain “forward-looking statements.”

Certain matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our future operations.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System ("Federal Reserve") and our bank subsidiary by the FDIC, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; the failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates;  increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common and preferred stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our reports filed with the Securities and Exchange Commission, including our 2013 Form 10-K.

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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank.  The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties,

Washington with a full range of lending and deposit services through its 22 branches (including its main office in Hoquiam).  At December 31, 2013, the Company had total assets of $727.93 million and total shareholders’ equity of $79.09 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report relates primarily to the Bank’s operations.

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

Net income is also affected by non-interest income and non-interest expenses.  For the three month period ended December 31, 2013, non-interest income consisted primarily of service charges on deposit accounts, gain on sale of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of life insurance and other operating income.  Non-interest income is reduced by net OTTI losses on MBS and other investments.  Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM expenses, OREO expenses, postage and courier expenses, professional fees, deposit insurance premiums, other insurance premiums, state and local taxes, loan administration and foreclosure expenses, deposit operation expenses and data processing expenses and telecommunication expenses.  Non-interest income and non-interest expenses are affected by the growth of our operations and growth in the number of loan and deposit accounts.

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

Critical Accounting Policies and Estimates

The Company has identified several accounting policies that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s Condensed Consolidated Financial Statements. Critical accounting policies and estimates are discussed in the Company’s 2013 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Estimates.” That discussion highlights estimates the Company makes that involve uncertainty or potential for substantial change. There have not been any material changes in the Company’s critical accounting policies and estimates as compared to the disclosure contained in the Company’s 2013 Form 10-K.

Comparison of Financial Condition at December 31, 2013 and September 30, 2013

The Company’s total assets decreased by $17.72 million, or 2.4%, to $727.93 million at December 31, 2013 from $745.65 million at September 30, 2013.  The decrease in total assets was primarily due to a decrease in total cash and cash equivalents, which was partially offset by increases in net loans receivable and CDs held for investment.

Net loans receivable increased by $7.80 million, or 1.4%, to $555.90 million at December 31, 2013 from $548.10 million at September 30, 2013.  The increase was primarily due to increases in commercial real estate loan balances, custom and owner/builder construction loan balances and commercial real estate construction loan balances.  These increases were partially offset by decreases in one-to four-family loan balances and multi-family loan balances.

Total deposits decreased by $6.78 million, or 1.1%, to $601.48 million at December 31, 2013 from $608.26 million at September 30, 2013. The decrease was primarily a result of decreases in money market account balances and certificates of deposit account balances, which were partially offset by an increase in non-interest bearing account balances.

Shareholders’ equity decreased by $10.60 million, or 11.8%, to $79.09 million at December 31, 2013 from $89.69 million at September 30, 2013.  The decrease in shareholders’ equity was primarily a result of the redemption of 12,065 shares of Series A Preferred Stock and the payment of dividends on preferred and common stock. These decreases to shareholder's equity were partially offset by net income of $1.61 million for the three months ended December 31, 2013.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment decreased by $25.87 million, or 20.8%, to $98.67 million at December 31, 2013 from $124.54 million at September 30, 2013.  The decrease was primarily due to a $26.89 million decrease in interest-bearing deposits in banks and a $1.37 million decrease in cash and due from financial institutions, which was partially offset by a $2.39 million increase in CDs held for investment. The decrease in interest-bearing deposits in banks was primarily the result of the funding of the redemption of Series A Preferred Stock for $12.07 million, a $7.80 million increase in net loans receivable and $6.78 million decrease in total deposits.

MBS (Mortgage-backed Securities) and Other Investments:  MBS and other investments decreased by $291,000, or 4.4%, to $6.55 million at December 31, 2013 from $6.84 million at September 30, 2013, primarily as a result of scheduled amortization and prepayments on MBS.   For additional information on MBS and other investments, see Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Loans: Net loans receivable increased by $7.80 million, or 1.4%, to $555.90 million at December 31, 2013 from $548.10 million at September 30, 2013.  The increase in the portfolio was primarily a result of a $8.35 million increase in commercial real estate loan balances, a $5.98 million increase in custom and owner/builder construction loan balances and a $2.23 million increase in commercial real estate construction loan balances.  These increases in net loans receivable were partially offset by a $3.43 million decrease in one-to four-family loan balances, a $2.90 million decrease in multi-family loan balances and a $2.84 million increase in the undisbursed portion of construction loans in process.

Loan originations increased $1.01 million, or 1.9%, to $52.95 million for the three months ended December 31, 2013 from $51.94 million for the three months ended December 31, 2012.  The Company continued to sell longer-term fixed rate loans for asset liability management purposes and to generate non-interest income.  The Company sold fixed rate one- to four-family mortgage loans totaling $10.26 million for the three months ended December 31, 2013 compared to $24.10 million for the three months ended December 31, 2012.

For additional information, see Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment increased by $150,000, or 0.8%, to $17.91 million at December 31, 2013 from $17.76 million at September 30, 2013.  The increase was primarily due to several remodeling projects at branch offices.

OREO (Other Real Estate Owned): OREO and other repossessed assets increased by $763,000, or 6.5%, to $12.48 million at December 31, 2013 from $11.72 million at September 30, 2013. The increase was primarily due to the addition of $2.92 million in OREO properties and other repossessed assets and was partially offset by the disposition of six OREO properties totaling $2.05 million.  At December 31, 2013, total OREO consisted of 47 individual properties.  The properties consisted of 25 land parcels totaling $5.14 million, seven commercial real estate properties totaling $4.13 million, 14 single-family homes totaling $2.94 million and one multi-family property with a book value of $268,000.

Goodwill and CDI:  The recorded amount of goodwill of $5.65 million at December 31, 2013 was unchanged from September 30, 2013.  The recorded amount of the CDI decreased $29,000, or 24.4%, to $90,000 at December 31, 2013 from $119,000 at September 30, 2013.  The decrease was attributable to scheduled amortization of the CDI.

Deposits: Deposits decreased by $6.78 million, or 1.1%, to $601.48 million at December 31, 2013 from $608.26 million at September 30, 2013.  The decrease was primarily a result of an $8.83 million decrease in money market account balances and an $8.37 million decrease in certificates of deposit account balances. These decreases were partially offset by a $10.93 million increase in non-interest bearing balances.

FHLB Advances: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 25% of the Bank’s total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. At December 31, 2013 FHLB advances and other borrowings consisted of long-term FHLB advances with scheduled maturities at various dates in fiscal 2017 and bear interest at rates ranging from 3.69% to 4.34%. A portion of these advances may be called by the FHLB at a date earlier than the scheduled maturity date. FHLB advances remained unchanged at $45.00 million at December 31, 2013 and September 30, 2013.

Shareholders’ Equity:  Total shareholders’ equity decreased by $10.60 million, or 11.8%, to $79.09 million at December 31, 2013 from $89.69 million at September 30, 2013.  The decrease was primarily due to the repurchase of 12,065 shares of Series A Preferred Stock, for $12.07 million on December 20, 2013. These decreases to shareholders' equity were partially offset by net income of $1.61 million for the three months ended December 31, 2013.

Comparison of Operating Results for the Three Months Ended December 31, 2013 and 2012

Net income decreased $97,000, or 5.7%, to $1.61 million for the quarter ended December 31, 2013 from $1.71 million for the quarter ended December 31, 2012. Net income to common shareholders, after adjusting for the preferred stock dividend and the preferred stock discount accretion decreased $39,000 or 2.7%, to $1.41 million for the quarter ended December 31, 2013 from $1.44 million for the quarter ended December 31, 2012. Net income per diluted common share decreased $0.01, or 4.8%, to $0.20 for the quarter ended December 31, 2013 from $0.21 for the quarter ended December 31, 2012. The decrease in net income was primarily due to decreased non-interest income, which was partially offset by increased net interest income, decreased provision for loan losses and decreased non-interest expense.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income increased by $70,000, or 1.1%, to $6.46 million for the quarter ended December 31, 2013 from $6.39 million for the quarter ended December 31, 2012.  The net interest margin remained stable at 3.78% for the quarters ended December 31, 2013 and December 31, 2012 .

Total interest and dividend income decreased by $108,000 or 1.4%, to $7.48 million for the quarter ended December 31, 2013 from $7.59 million for the quarter ended December 31, 2012 as the yield on interest bearing assets decreased to 4.37% from 4.49%. The decrease in the weighted average yield on interest-bearing assets was primarily a result of decreased market rates for loans. Total interest expense decreased by $178,000 or 14.8%, to $1.02 million for the quarter ended December 31, 2013 from $1.20 million for the quarter ended December 31, 2012 as the average rate paid on interest-bearing liabilities decreased to 0.73% for the quarter ended December 31, 2013 from 0.84% for the quarter ended December 31, 2012.  The decrease in funding costs was primarily a result of CDs repricing at lower market rates and changes in the composition of the deposit base as the percentage of non-interest bearing and lower costing transaction accounts increased.

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

	Three Months Ended December 31,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-bearing assets: (1)
Loans receivable (2)	$562,697	$7,318	5.20%	$553,404	$7,414	5.72%
MBS and other investments (2)	5,757	61	4.24	7,092	77	4.34
FHLB stock and equity securities	6,398	8	0.50	6,656	12	0.72
Interest-bearing deposits	109,203	94	0.34	108,909	86	0.32
Total interest-bearing assets	684,055	7,481	4.37	676,061	7,589	4.49
Non-interest-bearing assets	59,494			63,797
Total assets	$743,549			$739,858

Interest-bearing liabilities:
Savings accounts	$91,421	11	0.05	$87,511	21	0.10
Money market accounts	97,809	63	0.26	80,667	63	0.31
N.O.W. accounts	154,973	114	0.29	150,082	120	0.32
Certificates of deposit	169,794	363	0.85	201,048	524	1.03
Short-term borrowings	—	—	—	649	—	0.05
Long-term borrowings (3)	45,000	471	4.15	45,000	472	4.16
Total interest-bearing liabilities	558,997	1,022	0.73	564,957	1,200	0.84
Non-interest-bearing liabilities	96,024			84,180
Total liabilities	655,021			649,137
Shareholders' equity	88,528			90,721
Total liabilities and
shareholders' equity	$743,549			$739,858

Net interest income		$6,459			$6,389

Interest rate spread			3.64%			3.65%
Net interest margin (4)			3.78%			3.78%
Ratio of average interest-bearing assets to average interest-bearing liabilities			122.37%			119.67%
_________________

(1)	Interest yield on loans and MBS is calculated assuming a 30/360 basis; interest yield on all other categories is based on daily interest basis.

(2)	Average balances include loans and MBS on non-accrual status.

(3)	Includes FHLB advances with original maturities of one year or greater.

(4)	Net interest income divided by total average interest-bearing assets, annualized.

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

	Three months ended December 31, 2013 compared to three months ended December 31, 2012 increase (decrease) due to
	Rate	Volume	Net Change
Interest-bearing assets:
Loans receivable (1)	$(219)	$123	$(96)
MBS and other investments	(2)	(14)	(16)
FHLB stock and equity securities	(4)	—	(4)
Interest-bearing deposits	8	—	8
Total net (decrease) increase in income on interest-bearing assets	(217)	109	(108)

Interest-bearing liabilities:
Savings accounts	(11)	1	(10)
N.O.W accounts	(10)	4	(6)
Money market accounts	(12)	12	—
Certificates of deposit accounts	(86)	(75)	(161)
Long-term borrowings	(1)	—	(1)
Total net decrease in expense on interest-bearing liabilities	(120)	(58)	(178)

Net increase (decrease) in net interest income	$(97)	$167	$70
(1) Includes loans originated for sale.

Provision for Loan Losses:  There was no provision for loan losses for the quarter ended December 31, 2013 compared to $200,000 for the quarter ended December 31, 2012.  Net charge-offs for the quarter ended December 31, 2013 increased to $391,000 from $256,000 for the quarter ended December 31, 2012. The decrease in the provision for loan losses for the quarter ended December 31, 2013 compared to the quarter ended December 31, 2012 was primarily due to changes in the level of specific reserves on impaired loans and improvements in other underlying credit quality metrics. During the quarter ended December 31, 2013, the specific reserves on impaired loans decreased $483,000 to $2.59 million.

The Company has established a comprehensive methodology for determining the provision for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  The factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses.  Based on its comprehensive analysis, management believes the allowance for loan losses of $10.74 million at December 31, 2013 (1.90% of loans receivable and loans held for sale and 75% of non-performing loans) was adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.  Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment reserve amount determined at December 31, 2013 was $2.59 million compared to $2.81 million at December 31, 2012.  The allowance for loan losses was $11.77 million (2.11% of loans receivable and loans held for sale and 53.3% of non-performing loans) at December 31, 2012.

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

Non-interest Income: Total non-interest income decreased $520,000 or 19.2%, to $2.19 million for the quarter ended December 31, 2013 from $2.72 million for the quarter ended December 31, 2012 primarily due to an $340,000 decrease in the net gain on sales of loans and a $254,000 decrease in the valuation recovery on MSRs. These increases were partially offset by smaller increases of $70,000 in ATM and debit card interchange transaction fees and $45,000 in service charges on deposits. The decrease in gains on sale of loans was primarily due to a decrease in the dollar volume of fixed-rate one-to-four family loans sold during the current quarter as refinance activity decreased. At December 31, 2013, the MSR asset had no remaining valuation allowance available for future recovery.

Non-interest Expense:  Total non-interest expense decreased by $136,000, or 2.1%, to $6.24 million for the quarter ended December 31, 2013 from $6.38 million for the quarter ended December 31, 2012.  The decrease was primarily the result of a $129,000 decrease in OREO and other repossessed assets expense, a $79,000 decrease in FDIC insurance expense and smaller decreases in several other categories. These decreases were partially offset by a $266,000 increase in salaries and employee benefits expense. The decrease in OREO and other repossessed assets expense was primarily due to gains on sale of OREO properties that reduced the expenses for the quarter ended December 31, 2013. The decrease in FDIC insurance expense was primarily due to lower assessment rates. The increase in salary and employee benefits expense was primarily due to annual salary adjustments implemented during the quarter ended December 31, 2013 and an increase in health insurance costs.

Provision for Federal and State Income Taxes: The provision for federal and state income taxes decreased $17,000, or 2.1%, to $802,000 for the quarter ended December 31, 2013 from $819,000 for the quarter ended December 31, 2012, primarily as a result of decreased income before taxes. The Company's effective tax rate was 33.24% for the quarter ended December 31, 2013 and 32.41% for the quarter ended December 31, 2012.

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

Liquidity management is both a short and long-term responsibility of the Bank’s management.  The Bank adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, and (iv) yields available on interest-bearing deposits.  Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term investments

The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At December 31, 2013, the Bank’s regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 14.45%.

The Company’s total cash and cash equivalents decreased by $28.26 million, or 29.9% to $66.24 million at December 31, 2013 from $94.50 million at September 30, 2013. If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB and the Federal Reserve Bank of San Francisco ("FRB"). At December 31, 2013 the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 25% of total assets, limited by available collateral, under which $45.00 million was outstanding and $141.31 million was available for additional borrowings.  The Bank also maintains a short-term borrowing line with the FRB with available total credit based on eligible collateral.  At December 31, 2013, the Bank had $39.36 million available for borrowings with the FRB and there was no outstanding balance on this borrowing line.

The Bank’s primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, consumer loans, and commercial business loans.  At December 31, 2013, the Bank had loan commitments totaling $38.31 million and undisbursed construction loans in process totaling $21.36 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from December 31, 2013 totaled $101.45 million.  Historically, the Bank has been able to retain a significant amount of its non-brokered CDs as they mature.  At December 31, 2013, the Bank had $1.19 million in brokered CDs.

Capital Resources
Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  Timberland Bank, as a state-chartered, federally insured savings bank, is subject to the capital requirements established by the FDIC.

The capital adequacy requirements are quantitative measures established by regulation that require Timberland Bancorp, Inc. and the Bank to maintain minimum amounts and ratios of capital.  Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital.  Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0%, (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%.  The Federal Reserve requires Timberland Bancorp, Inc. to maintain capital adequacy that generally parallels the FDIC requirements.  At December 31, 2013, Timberland Bancorp, Inc. and the Bank each exceeded all applicable capital requirements.

The following table compares the Company’s and the Bank’s actual capital amounts at December 31, 2013 to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage capital:
Consolidated	$74,599	10.10%	$29,550	4.00%	N/A	N/A
Timberland Bank	71,781	9.72	29,533	4.00	$36,916	5.00%

Tier 1 risk adjusted capital:
Consolidated	74,599	13.13	22,718	4.00	N/A	N/A
Timberland Bank	71,781	12.64	22,716	4.00	34,074	6.00

Total risk–based capital
Consolidated	81,746	14.39	45,436	8.00	N/A	N/A
Timberland Bank	78,927	13.90	45,432	8.00	56,790	10.00

Key Financial Ratios and Data
(Dollars in thousands, except per share data)

	Three Months Ended December 31,
	2013	2012
PERFORMANCE RATIOS:
Return on average assets (1)	0.87%	0.92%
Return on average equity (1)	7.28%	7.53%
Net interest margin (1)	3.78%	3.78%
Efficiency ratio	72.12%	70.05%

	At December 31, 2013	At September 30, 2013	At December 31, 2012
BOOK VALUES:
Book value per common share	$11.22	$11.04	$10.73
Tangible book value per common share (2)	10.41	10.22	9.90
______________________

(1)	Annualized

(2)	Calculation subtracts goodwill and core deposit intangible from the equity component.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s Form 10-K for the fiscal year ended September 30, 2013.

Item 4.  Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.   OTHER INFORMATION
Item 1.       Legal Proceedings
Neither the Company nor the Bank is a party to any material legal proceedings at this time.  From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 1A.    Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s
2013 Form 10-K.

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
101
The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended December 31, 2013, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income; (d) Condensed Consolidated Statements of Shareholder's Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Condensed Consolidated Financial Statements (9)

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

Timberland Bancorp, Inc.

Date: February 10, 2014	By: /s/ Michael R. Sand
Michael R. Sand
Chief Executive Officer
(Principal Executive Officer)

Date: February 10, 2014	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income; (d) Condensed Consolidated Statements of Shareholders’ Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections.